Form 10-Q
period 2018-06-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2018-08-03
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2018

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	200 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

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

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
Eversource 2017 Form 10-K	The Eversource Energy and Subsidiaries 2017 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RRBs	Rate Reduction Bonds
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$64,154	$38,165
Receivables, Net	967,590	925,083
Unbilled Revenues	160,301	201,361
Taxes Receivable	156,236	18,682
Fuel, Materials, Supplies and Inventory	171,601	223,063
Regulatory Assets	590,898	741,868
Prepayments and Other Current Assets	107,379	119,327
Assets Held for Sale	59,431	219,550
Total Current Assets	2,277,590	2,487,099

Property, Plant and Equipment, Net	24,476,890	23,617,463

Deferred Debits and Other Assets:
Regulatory Assets	4,805,440	4,497,447
Goodwill	4,427,266	4,427,266
Marketable Securities	576,440	585,419
Other Long-Term Assets	680,718	605,692
Total Deferred Debits and Other Assets	10,489,864	10,115,824

Total Assets	$37,244,344	$36,220,386

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,190,810	$1,088,087
Long-Term Debt – Current Portion	387,296	549,631
Rate Reduction Bonds – Current Portion	30,727	—
Accounts Payable	1,010,389	1,085,034
Regulatory Liabilities	247,369	128,071
Other Current Liabilities	662,964	738,222
Total Current Liabilities	3,529,555	3,589,045

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,473,870	3,297,518
Regulatory Liabilities	3,689,679	3,637,273
Derivative Liabilities	394,459	377,257
Accrued Pension, SERP and PBOP	1,044,397	1,228,091
Other Long-Term Liabilities	1,069,391	1,073,501
Total Deferred Credits and Other Liabilities	9,671,796	9,613,640

Long-Term Debt	12,009,264	11,775,889

Rate Reduction Bonds	604,936	—

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,229,247	6,239,940
Retained Earnings	3,753,343	3,561,084
Accumulated Other Comprehensive Loss	(60,988)	(66,403)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,273,223	11,086,242

Total Liabilities and Capitalization	$37,244,344	$36,220,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2018	2017	2018	2017

Operating Revenues	$1,853,856	$1,762,811	$4,141,818	$3,867,946

Operating Expenses:
Purchased Power, Fuel and Transmission	653,915	549,704	1,600,662	1,303,353
Operations and Maintenance	293,858	310,193	626,406	648,500
Depreciation	199,140	189,881	403,406	376,686
Amortization	36,203	(7,807)	81,397	16,210
Energy Efficiency Programs	101,955	116,398	236,196	262,556
Taxes Other Than Income Taxes	177,431	156,234	359,865	311,455
Total Operating Expenses	1,462,502	1,314,603	3,307,932	2,918,760
Operating Income	391,354	448,208	833,886	949,186
Interest Expense	126,404	107,329	247,533	210,758
Other Income, Net	50,149	29,022	83,938	50,641
Income Before Income Tax Expense	315,099	369,901	670,291	789,069
Income Tax Expense	70,452	137,272	154,219	295,103
Net Income	244,647	232,629	516,072	493,966
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$242,767	$230,749	$512,313	$490,207

Basic and Diluted Earnings Per Common Share	$0.76	$0.72	$1.61	$1.54

Dividends Declared Per Common Share	$0.51	$0.48	$1.01	$0.95

Weighted Average Common Shares Outstanding:
Basic	317,344,596	317,391,365	317,370,825	317,427,258
Diluted	317,885,187	317,947,194	317,939,094	318,035,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$244,647	$232,629	$516,072	$493,966
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	471	514	1,195	1,048
Changes in Unrealized (Losses)/Gains on Marketable Securities	(144)	960	(588)	2,605
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,815	(2,268)	4,808	(1,306)
Other Comprehensive Income/(Loss), Net of Tax	2,142	(794)	5,415	2,347
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$244,909	$229,955	$517,728	$492,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$516,072	$493,966
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	403,406	376,686
Deferred Income Taxes	161,883	269,505
Pension, SERP and PBOP Expense, Net	3,317	11,242
Pension and PBOP Contributions	(179,002)	(91,400)
Regulatory Overrecoveries, Net	36,669	85,792
Amortization	81,397	16,210
Other	(74,006)	(110,355)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(52,923)	(7,660)
Fuel, Materials, Supplies and Inventory	65,609	42,425
Taxes Receivable/Accrued, Net	(132,999)	23,980
Accounts Payable	(80,059)	(168,221)
Other Current Assets and Liabilities, Net	(51,229)	(47,220)
Net Cash Flows Provided by Operating Activities	698,135	894,950

Investing Activities:
Investments in Property, Plant and Equipment	(1,251,678)	(1,146,952)
Proceeds from Sales of Marketable Securities	316,252	373,853
Purchases of Marketable Securities	(314,406)	(394,379)
Proceeds from the Sale of PSNH Generation Assets	116,809	—
Other Investing Activities	(14,122)	(20,439)
Net Cash Flows Used in Investing Activities	(1,147,145)	(1,187,917)

Financing Activities:
Cash Dividends on Common Shares	(320,055)	(301,042)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(98,500)	(211,000)
Issuance of Rate Reduction Bonds	635,663	—
Issuance of Long-Term Debt	1,150,000	950,000
Retirements of Long-Term Debt	(860,421)	(150,000)
Other Financing Activities	(17,958)	(19,254)
Net Cash Flows Provided by Financing Activities	484,970	264,945
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	35,960	(28,022)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	85,890	106,750
Cash, Cash Equivalents and Restricted Cash - End of Period	$121,850	$78,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$1,794	$6,028
Receivables, Net	385,419	370,676
Accounts Receivable from Affiliated Companies	34,555	28,181
Unbilled Revenues	53,114	54,154
Materials, Supplies and Inventory	55,795	48,438
Regulatory Assets	198,242	200,281
Prepayments and Other Current Assets	20,784	46,926
Total Current Assets	749,703	754,684

Property, Plant and Equipment, Net	8,604,611	8,271,030

Deferred Debits and Other Assets:
Regulatory Assets	1,556,977	1,444,935
Other Long-Term Assets	172,510	159,597
Total Deferred Debits and Other Assets	1,729,487	1,604,532

Total Assets	$11,083,801	$10,630,246

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$24,000	$69,500
Long-Term Debt – Current Portion	250,000	300,000
Accounts Payable	378,862	367,605
Accounts Payable to Affiliated Companies	88,138	82,201
Obligations to Third Party Suppliers	54,260	52,860
Derivative Liabilities	52,214	54,392
Regulatory Liabilities	72,183	38,967
Other Current Liabilities	119,839	127,234
Total Current Liabilities	1,039,496	1,092,759

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,157,165	1,103,367
Regulatory Liabilities	1,124,721	1,112,136
Derivative Liabilities	394,270	376,918
Accrued Pension, SERP and PBOP	306,469	354,469
Other Long-Term Liabilities	119,518	128,135
Total Deferred Credits and Other Liabilities	3,102,143	3,075,025

Long-Term Debt	3,003,286	2,759,135

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,210,765	2,110,765
Retained Earnings	1,551,241	1,415,741
Accumulated Other Comprehensive Income	318	269
Common Stockholder's Equity	3,822,676	3,587,127

Total Liabilities and Capitalization	$11,083,801	$10,630,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$694,892	$666,558	$1,479,875	$1,398,867

Operating Expenses:
Purchased Power and Transmission	234,335	207,211	536,223	452,149
Operations and Maintenance	109,685	108,918	226,977	237,655
Depreciation	69,383	60,797	136,881	120,549
Amortization of Regulatory Assets, Net	15,400	11,422	43,405	24,225
Energy Efficiency Programs	18,606	32,153	41,366	68,744
Taxes Other Than Income Taxes	84,375	70,437	174,676	144,414
Total Operating Expenses	531,784	490,938	1,159,528	1,047,736
Operating Income	163,108	175,620	320,347	351,131
Interest Expense	38,674	35,299	75,498	70,264
Other Income, Net	7,063	4,221	13,623	7,489
Income Before Income Tax Expense	131,497	144,542	258,472	288,356
Income Tax Expense	31,785	53,249	60,192	106,855
Net Income	$99,712	$91,293	$198,280	$181,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$99,712	$91,293	$198,280	$181,501
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	13	91	65	202
Changes in Unrealized (Losses)/Gains on Marketable Securities	(4)	33	(16)	89
Other Comprehensive Income, Net of Tax	9	124	49	291
Comprehensive Income	$99,721	$91,417	$198,329	$181,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$198,280	$181,501
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	136,881	120,549
Deferred Income Taxes	50,915	73,277
Pension, SERP, and PBOP Expense	3,861	4,321
Pension and PBOP Contributions	(41,150)	(1,250)
Regulatory (Under)/Over Recoveries, Net	(39,908)	9,762
Amortization of Regulatory Assets, Net	43,405	24,225
Other	(33,078)	(27,585)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(34,772)	(22,333)
Taxes Receivable/Accrued, Net	105	41,733
Accounts Payable	(30,805)	(63,813)
Other Current Assets and Liabilities, Net	14,377	15,304
Net Cash Flows Provided by Operating Activities	268,111	355,691

Investing Activities:
Investments in Property, Plant and Equipment	(457,677)	(419,891)
Other Investing Activities	110	132
Net Cash Flows Used in Investing Activities	(457,567)	(419,759)

Financing Activities:
Cash Dividends on Common Stock	(60,000)	(99,200)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	100,000	—
Issuance of Long-Term Debt	500,000	300,000
Retirement of Long-Term Debt	(300,000)	(150,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(45,500)	21,000
Other Financing Activities	(6,189)	(3,894)
Net Cash Flows Provided by Financing Activities	185,532	65,127
Net (Decrease)/Increase in Cash and Restricted Cash	(3,924)	1,059
Cash and Restricted Cash - Beginning of Period	9,619	8,403
Cash and Restricted Cash - End of Period	$5,695	$9,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$67	$1,763
Receivables, Net	382,019	341,341
Accounts Receivable from Affiliated Companies	20,406	40,723
Unbilled Revenues	48,668	49,865
Materials, Supplies and Inventory	50,459	95,517
Regulatory Assets	244,542	333,882
Prepayments and Other Current Assets	58,105	24,499
Total Current Assets	804,266	887,590

Property, Plant and Equipment, Net	8,450,942	8,246,494

Deferred Debits and Other Assets:
Regulatory Assets	1,271,158	1,190,575
Prepaid PBOP	147,698	126,948
Other Long-Term Assets	93,240	84,766
Total Deferred Debits and Other Assets	1,512,096	1,402,289

Total Assets	$10,767,304	$10,536,373

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$443,810	$234,000
Notes Payable to Eversource Parent	4,000	—
Accounts Payable	315,875	340,115
Accounts Payable to Affiliated Companies	78,305	91,260
Obligations to Third Party Suppliers	101,037	88,721
Renewable Portfolio Standards Compliance Obligations	65,361	111,524
Regulatory Liabilities	90,222	79,562
Other Current Liabilities	61,968	79,916
Total Current Liabilities	1,160,578	1,025,098

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,301,309	1,275,814
Regulatory Liabilities	1,540,755	1,514,451
Accrued Pension and SERP	17,624	89,995
Other Long-Term Liabilities	209,886	198,176
Total Deferred Credits and Other Liabilities	3,069,574	3,078,436

Long-Term Debt	2,944,266	2,943,759

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,603,442	1,502,942
Retained Earnings	1,948,052	1,944,961
Accumulated Other Comprehensive Loss	(1,608)	(1,823)
Common Stockholder's Equity	3,549,886	3,446,080

Total Liabilities and Capitalization	$10,767,304	$10,536,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$690,737	$704,702	$1,460,865	$1,438,510

Operating Expenses:
Purchased Power and Transmission	266,108	231,039	598,687	504,891
Operations and Maintenance	102,163	111,820	220,844	227,692
Depreciation	64,051	68,477	134,593	135,695
Amortization of Regulatory Assets, Net	11,954	2,623	18,318	7,112
Energy Efficiency Programs	65,184	67,955	139,978	145,932
Taxes Other Than Income Taxes	47,627	44,844	95,815	82,664
Total Operating Expenses	557,087	526,758	1,208,235	1,103,986
Operating Income	133,650	177,944	252,630	334,524
Interest Expense	27,359	29,626	53,822	57,905
Other Income, Net	14,269	7,096	26,870	15,445
Income Before Income Tax Expense	120,560	155,414	225,678	292,064
Income Tax Expense	32,639	60,431	60,607	113,700
Net Income	$87,921	$94,983	$165,071	$178,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$87,921	$94,983	$165,071	$178,364
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	(4)	2	(8)
Qualified Cash Flow Hedging Instruments	109	110	218	219
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1)	9	(5)	25
Other Comprehensive Income, Net of Tax	109	115	215	236
Comprehensive Income	$88,030	$95,098	$165,286	$178,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$165,071	$178,364
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	134,593	135,695
Deferred Income Taxes	29,238	92,223
Pension, SERP and PBOP Income, Net	(19,785)	(5,125)
Pension and PBOP Contributions	(59,156)	(15,360)
Regulatory Overrecoveries, Net	34,090	9,428
Amortization of Regulatory Assets, Net	18,318	7,112
Other	(3,345)	(18,883)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(40,073)	(28,890)
Materials, Supplies and Inventory	45,058	30,056
Taxes Receivable/Accrued, Net	(37,268)	36,030
Accounts Payable	(17,194)	(148,773)
Other Current Assets and Liabilities, Net	(46,861)	(56,345)
Net Cash Flows Provided by Operating Activities	202,686	215,532

Investing Activities:
Investments in Property, Plant and Equipment	(356,497)	(338,495)
Other Investing Activities	31	(3,580)
Net Cash Flows Used in Investing Activities	(356,466)	(342,075)

Financing Activities:
Cash Dividends on Common Stock	(161,000)	(112,000)
Cash Dividends on Preferred Stock	(980)	(980)
Capital Contributions from Eversource Parent	100,500	1,800
Increase/(Decrease) in Notes Payable	213,810	(108,800)
Issuance of Long-Term Debt	—	350,000
Other Financing Activities	(158)	(3,159)
Net Cash Flows Provided by Financing Activities	152,172	126,861
(Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(1,608)	318
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,708	15,506
Cash, Cash Equivalents and Restricted Cash - End of Period	$13,100	$15,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$379	$900
Receivables, Net	93,735	92,774
Accounts Receivable from Affiliated Companies	20,235	5,297
Unbilled Revenues	40,452	49,448
Taxes Receivable	31,701	5,838
Materials, Supplies and Inventory	32,629	40,285
Regulatory Assets	87,504	130,134
Prepayments and Other Current Assets	24,335	23,093
Assets Held for Sale	59,431	219,550
Total Current Assets	390,401	567,319

Property, Plant and Equipment, Net	2,763,610	2,642,274

Deferred Debits and Other Assets:
Regulatory Assets	901,718	810,677
Other Long-Term Assets	46,448	42,391
Total Deferred Debits and Other Assets	948,166	853,068

Total Assets	$4,102,177	$4,062,661

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$118,700	$262,900
Long-Term Debt – Current Portion	—	110,000
Rate Reduction Bonds – Current Portion	30,727	—
Accounts Payable	123,717	128,685
Accounts Payable to Affiliated Companies	26,583	24,676
Dividends Payable to Eversource Parent	—	150,000
Renewable Portfolio Standards Compliance Obligations	22,185	27,765
Regulatory Liabilities	30,023	6,251
Other Current Liabilities	43,540	40,159
Total Current Liabilities	395,475	750,436

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	487,441	443,468
Regulatory Liabilities	447,896	444,397
Accrued Pension, SERP and PBOP	129,870	124,639
Other Long-Term Liabilities	35,596	56,689
Total Deferred Credits and Other Liabilities	1,100,803	1,069,193

Long-Term Debt	893,960	892,438

Rate Reduction Bonds	604,936	—

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	538,134	843,134
Retained Earnings	572,253	511,382
Accumulated Other Comprehensive Loss	(3,384)	(3,922)
Common Stockholder's Equity	1,107,003	1,350,594

Total Liabilities and Capitalization	$4,102,177	$4,062,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$235,146	$230,383	$502,497	$483,541

Operating Expenses:
Purchased Power, Fuel and Transmission	83,494	60,442	193,212	122,189
Operations and Maintenance	46,487	66,569	97,867	130,533
Depreciation	22,808	32,447	46,301	63,182
Amortization of Regulatory Assets/(Liabilities), Net	8,926	(18,937)	13,961	(13,492)
Energy Efficiency Programs	4,674	3,287	9,831	7,032
Taxes Other Than Income Taxes	21,879	23,118	38,680	44,001
Total Operating Expenses	188,268	166,926	399,852	353,445
Operating Income	46,878	63,457	102,645	130,096
Interest Expense	14,612	12,970	27,386	25,780
Other Income, Net	3,409	1,891	8,159	4,703
Income Before Income Tax Expense	35,675	52,378	83,418	109,019
Income Tax Expense	9,896	20,787	22,547	43,116
Net Income	$25,779	$31,591	$60,871	$65,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$25,779	$31,591	$60,871	$65,903
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	277	290	567	581
Changes in Unrealized (Losses)/Gains on Marketable Securities	(8)	58	(29)	155
Other Comprehensive Income, Net of Tax	269	348	538	736
Comprehensive Income	$26,048	$31,939	$61,409	$66,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$60,871	$65,903
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	46,301	63,182
Deferred Income Taxes	41,981	37,670
Regulatory Underrecoveries, Net	(29,816)	(1,964)
Amortization of Regulatory Assets/(Liabilities), Net	13,961	(13,492)
Other	(3,428)	(6,747)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(10,510)	(1,427)
Fuel, Materials, Supplies and Inventory	21,803	12,288
Taxes Receivable/Accrued, Net	(15,475)	(20,945)
Accounts Payable	(4,843)	2,236
Other Current Assets and Liabilities, Net	(8,050)	5,422
Net Cash Flows Provided by Operating Activities	112,795	142,126

Investing Activities:
Investments in Property, Plant and Equipment	(149,925)	(155,737)
Proceeds from the Sale of Generation Assets	116,809	—
Other Investing Activities	243	26
Net Cash Flows Used in Investing Activities	(32,873)	(155,711)

Financing Activities:
Cash Dividends on Common Stock	(150,000)	(23,900)
Capital Contribution from Eversource Parent	225,000	—
Return of Capital	(530,000)	—
Issuance of Rate Reduction Bonds	635,663	—
Retirements of Long-Term Debt	(110,000)	—
(Decrease)/Increase in Notes Payable to Eversource Parent	(144,200)	33,200
Other Financing Activities	(75)	(150)
Net Cash Flows (Used in)/Provided by Financing Activities	(73,612)	9,150
Net Increase/(Decrease) in Cash and Restricted Cash	6,310	(4,435)
Cash and Restricted Cash - Beginning of Period	2,191	5,953
Cash and Restricted Cash - End of Period	$8,501	$1,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2018 and December 31, 2017, the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017.  The results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric and natural gas distribution (including generation assets), transmission, and water distribution businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries. See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, this act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our regulated companies have established a reserve to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate. Eversource, CL&P, NSTAR Electric and PSNH's effective tax rate has decreased, as compared to the prior period, as a result of incurring a lower federal income tax expense, which is reflected on the statements of income for the three and six months ended June 30, 2018. See Note 16, "Revenues," for further information on the amounts reserved in revenues.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective:  In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted. The Company will implement the new leases standard in the first quarter of 2019 and apply the 2016-02 lease criteria to new leases and lease renewals entered into effective January 1, 2019.  The requirements of the new leases standard include balance sheet recognition of leases previously deemed to be operating leases, and additional disclosure requirements.  The Company is in the process of evaluating what impact the new leases standard will have on its financial statements, including reviewing its lease population and determining which of several practical expedients provided in the new guidance it will elect.  As of December 31, 2017, Eversource’s total future undiscounted minimum rental payments, excluding executory costs, under long-term noncancelable operating and capital leases were less than $100 million.

Accounting Standards Recently Adopted: On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2014-09, Revenue from Contracts with Customers, which amended existing revenue recognition guidance, using the modified retrospective method (cumulatively at the date of initial application) applying it only to contracts that were not complete at January 1, 2018. Under this method of adoption, prior year reported results were not restated. Implementation of the ASU did not have a material effect on the results of operations, financial position or cash flows of Eversource, CL&P, NSTAR Electric or PSNH. See Note 16, "Revenues," for further information.

The Company identified an item that was accounted for differently under the new revenue guidance, as compared to the previously existing guidance. As a result of applying guidance on the unit of account under the new standard, purchases of power from and sales of power to ISO-New England are now accounted for net by the hour, rather than net by the month. This change increased Operating Revenues and Purchased Power, Fuel and Transmission by $3 million and $22 million, respectively, for the three and six months ended June 30, 2018, with no impact on net income.

On January 1, 2018, Eversource adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities.  The ASU removed the available-for-sale designation for equity securities, whereby changes in fair value were previously recorded in accumulated other comprehensive income within shareholders' equity, and required changes in fair value of all equity securities to be recorded in earnings effective January 1, 2018. There was no cumulative effect of adoption. Unrealized gains recorded in Other Income, Net were $0.9 million and $0.2 million for the three and six months ended June 30, 2018, respectively. For further information, see Note 5, "Marketable Securities," to the financial statements.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU required separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU has been applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. As of June 30, 2018, the non-service cost components of net pension, SERP and PBOP costs that were not capitalized in plant were recorded as an increase to regulatory liabilities of approximately $20 million, as these amounts continue to be included in rates. See Note 1F, "Summary of Significant Accounting Policies - Other Income, Net," to the financial statements for the portion of pension and PBOP costs that are presented as non-operating income for the three and six months ended June 30, 2018 and 2017. For the three months ended June 30, 2017, the amounts which were previously presented within Operations and Maintenance expense on the statements of income, totaled $7.5 million at Eversource, $0.4 million at CL&P, $4.8 million at NSTAR Electric and $1.5 million at PSNH, and have been retrospectively presented to Other Income, Net. For the six months ended June 30, 2017, these amounts were $15.5 million at Eversource, $0.9 million at CL&P, $9.8 million at NSTAR Electric and $3.1 million at PSNH.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted two accounting standards relating to the statement of cash flows; ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Restricted Cash. As a result of implementing ASU 2016-15, dividends from equity method investments of $10.4 million and $9.4 million for the six months ended June 30, 2018 and 2017, respectively, are presented in operating activities at Eversource, for which the 2017 amounts were previously classified in investing activities. ASU 2016-18 required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Both standards were applied retrospectively, as required, and neither had a material impact on Eversource's, CL&P's, NSTAR Electric's or PSNH's statements of cash flows. See Note 1H, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements for a reconciliation of cash and cash equivalents as reported on the balance sheet to the statement of cash flows, which includes amounts described as restricted cash and restricted cash equivalents.

C.    Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As of June 30, 2018, our capitalized Northern Pass project costs were approximately $297 million.

In March 2018, the Massachusetts EDCs terminated the selection of, and subsequent contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP, and the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application. The NHSEC denial of Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs in the first quarter of 2018. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount was recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs were recoverable as of March 31, 2018, based on our expectation that the Northern Pass project remains probable of being placed in service.

On April 27, 2018, NPT filed a motion for rehearing with the NHSEC and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. These events did not require an additional review of the recoverability of project costs as of June 30, 2018. We are preparing to initiate an appeal to the New Hampshire Supreme Court, based on the NHSEC’s failure to follow applicable law in its review of the project. In parallel, Northern Pass intends to pursue all available options to secure NHSEC approval and to construct the project.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region.  If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $297 million of capitalized project costs being written off. Such a write off could have a material adverse effect on our financial position and results of operations.

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

The total provision for both uncollectible accounts and for uncollectible hardship accounts (the uncollectible hardship balance is included in the total provision) is included in Receivables, Net on the balance sheets, and is as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Eversource	$211.3	$195.7	$126.8	$122.5
CL&P	80.4	78.9	64.5	65.5
NSTAR Electric	77.2	69.7	44.0	40.3
PSNH	11.5	10.5	—	—

In accordance with new revenue accounting guidance, bad debt expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is presented as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Eversource	$9.5	$(0.3)	$29.3	$15.7
CL&P	3.8	(4.7)	7.7	(1.9)
NSTAR Electric	3.8	0.4	11.3	6.9
PSNH	1.5	1.9	3.2	3.6

The 2017 amounts reflect adjustments to the provision for uncollectible accounts as a result of improved accounts receivable aging from the implementation of enhanced collection efforts.

E.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" ("normal") and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and the estimated fair value of preferred stock, long-term debt and RRBs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," and Note 11, "Fair Value of Financial Instruments," to the financial statements.

F.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2018				June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$14.6	$2.4	$9.5	$2.1	$7.5	$0.4	$4.8	$1.5
AFUDC Equity	10.9	3.3	3.9	—	8.0	2.9	2.2	—
Equity in Earnings (2)	22.9	—	0.4	—	13.3	—	(0.1)	—
Investment (Loss)/Income	(0.3)	0.4	0.3	—	(1.7)	(0.4)	(0.1)	(0.2)
Interest Income	1.9	1.0	0.2	1.3	1.9	1.3	0.3	0.6
Other	0.1	—	—	—	—	—	—	—
Total Other Income, Net (1)	$50.1	$7.1	$14.3	$3.4	$29.0	$4.2	$7.1	$1.9

	For the Six Months Ended
	June 30, 2018				June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$29.8	$5.3	$17.9	$4.4	$15.5	$0.9	$9.8	$3.1
AFUDC Equity	20.6	6.1	7.3	—	14.6	4.8	4.1	—
Equity in Earnings (2)	27.5	—	0.4	—	17.9	—	(0.1)	—
Investment Income/(Loss)	0.4	0.2	0.9	0.1	(1.0)	(0.6)	1.1	0.5
Interest Income	5.4	2.0	0.4	3.7	3.6	2.4	0.5	1.1
Other	0.2	—	—	—	—	—	—	—
Total Other Income, Net (1)	$83.9	$13.6	$26.9	$8.2	$50.6	$7.5	$15.4	$4.7

(1)
As a result of the adoption of new accounting guidance, the non-service related components of pension, SERP and PBOP benefit costs are presented as non-operating income and recorded in Other Income, Net on the statements of income. The 2017 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, have been retrospectively presented within Other Income, Net for the three and six months ended June 30, 2017. Eversource elected the practical expedient in the accounting guidance that allows the Company to use the amounts disclosed in its Pension Benefits and Postretirement Benefits Other Than Pension footnote for the prior period presentations as the estimation basis for applying the retrospective presentation requirements.

(2) Equity in earnings includes $17.6 million of unrealized gains associated with an investment in a renewable energy fund for both the three and six months ended June 30, 2018. For both the three and six months ended June 30, 2017, unrealized gains on this investment totaled $9.7 million.

G.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Eversource	$35.6	$35.7	$79.0	$77.9
CL&P	31.5	31.8	67.1	65.7

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separately from the amounts above are $12.7 million and $25.4 million of expense recorded as Taxes Other than Income Taxes in the three and six months ended June 30, 2018, respectively, related to the future remittance of energy efficiency funds collected from customers in Operating Revenues to the State of Connecticut. These amounts are shown separately with collections in Operating Revenues and expenses in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

H.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2018	As of June 30, 2017
Eversource	$305.7	$172.0
CL&P	110.9	85.9
NSTAR Electric	71.1	40.1
PSNH	46.6	20.2

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents, and restricted cash as reported on the statements of cash flows:

	As of June 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$64.2	$1.8	$0.1	$0.4	$38.2	$6.0	$1.8	$0.9
Restricted cash included in:
Prepayments and Other Current Assets	28.6	3.5	12.9	4.3	24.4	3.1	12.8	0.5
Marketable Securities	25.8	0.4	0.1	0.6	23.3	0.5	0.1	0.8
Other Long-Term Assets	3.2	—	—	3.2	—	—	—	—
Cash, Cash Equivalents, and Restricted Cash reported on the Statements of Cash Flows	$121.8	$5.7	$13.1	$8.5	$85.9	$9.6	$14.7	$2.2

Restricted cash included in Prepayments and Other Current Assets and Other Long-Term Assets, shown above, primarily represents required ISO-NE cash deposits and cash collections related to the RRB customer charges that are held in trust. Restricted cash included in Marketable Securities, shown above, represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

As a result of implementing new accounting guidance for the statement of cash flows, the reclassification of the change in restricted cash balances, which was previously classified as operating activities, resulted in a decrease of $22.4 million in the total cash and restricted cash change for the six months ended June 30, 2017.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,021.6	$455.5	$544.8	$178.0	$2,068.8	$469.2	$560.7	$212.3
Income Taxes, Net	717.6	451.4	112.7	12.2	768.9	453.8	113.2	21.7
Securitized Stranded Costs	628.8	—	—	628.8	—	—	—	—
Deferred Costs from Generation Asset Sale	—	—	—	—	516.1	—	—	516.1
Storm Restoration Costs	625.7	326.5	247.7	51.5	404.8	216.7	146.6	41.5
Regulatory Tracker Mechanisms	409.3	93.4	193.5	102.3	509.9	85.3	273.0	116.4
Derivative Liabilities	369.5	369.3	—	—	367.2	362.3	—	—
Goodwill-related	356.8	—	306.3	—	365.2	—	313.6	—
Asset Retirement Obligations	85.9	31.3	40.6	3.2	101.0	30.3	39.0	17.0
Other Regulatory Assets	181.1	27.8	70.1	13.2	137.4	27.6	78.4	15.8
Total Regulatory Assets	5,396.3	1,755.2	1,515.7	989.2	5,239.3	1,645.2	1,524.5	940.8
Less: Current Portion	590.9	198.2	244.5	87.5	741.9	200.3	333.9	130.1
Total Long-Term Regulatory Assets	$4,805.4	$1,557.0	$1,271.2	$901.7	$4,497.4	$1,444.9	$1,190.6	$810.7

Securitized Stranded Costs: On May 8, 2018, PSNH issued $635.7 million of securitized RRBs to finance the unrecovered stranded costs associated with the divestiture of its generation assets. Securitized regulatory assets, which are not earning an equity return, are being recovered over the amortization period of the associated RRBs. The PSNH RRBs are scheduled to amortize by February 1, 2033. The stranded costs related to the difference between the carrying value and the fair value less costs to sell the thermal generation assets were reflected as a deferred cost in the table above as of December 31, 2017, and are now reflected in the securitized stranded costs balance as of June 30, 2018.

Storms: In March and May 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. A storm must meet certain criteria to qualify for recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. The 2018 storms resulted in deferred storm restoration costs of approximately $274 million ($142 million for CL&P, $116 million for NSTAR Electric, and $16 million for PSNH) as of June 30, 2018. Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $124.4 million (including $24.1 million for CL&P, $49.8 million for NSTAR Electric and $30.2 million for PSNH) and $105.8 million (including $18.2 million for CL&P, $42.7 million for NSTAR Electric and $27.2 million for PSNH) of additional regulatory costs as of June 30, 2018 and December 31, 2017, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Excess ADIT due to Tax Cuts and Jobs Act	$2,885.3	$1,031.6	$1,091.1	$405.1	$2,882.0	$1,031.6	$1,087.9	$405.1
Cost of Removal	517.9	34.8	299.5	34.9	502.1	23.2	293.8	37.9
Benefit Costs	131.0	—	110.9	—	132.3	—	112.6	—
Regulatory Tracker Mechanisms	235.7	41.0	90.6	29.8	136.7	34.6	77.8	5.0
AFUDC - Transmission	68.1	48.1	20.0	—	67.1	48.8	18.3	—
Revenue Subject to Refund	36.5	16.6	3.7	6.2	—	—	—	—
Other Regulatory Liabilities	62.6	24.8	15.2	1.9	45.2	12.9	3.7	2.7
Total Regulatory Liabilities	3,937.1	1,196.9	1,631.0	477.9	3,765.4	1,151.1	1,594.1	450.7
Less: Current Portion	247.4	72.2	90.2	30.0	128.1	39.0	79.6	6.3
Total Long-Term Regulatory Liabilities	$3,689.7	$1,124.7	$1,540.8	$447.9	$3,637.3	$1,112.1	$1,514.5	$444.4

Revenue Subject to Refund: The regulatory liability balance represents a reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and effective May 1, 2018 for CL&P, base rates charged to customers have been adjusted to reflect the new federal income tax rate. As part of CL&P's 2018 rate case settlement, a new capital tracker regulatory mechanism was established, which will include the refund of the $16.6 million reserve for the higher federal corporate income tax rate to customers between January 1, 2018 through April 30, 2018 in rates, from July 1, 2018 through December 31, 2018.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2018	As of December 31, 2017
(Millions of Dollars)
Distribution - Electric	$14,695.7	$14,410.5
Distribution - Natural Gas	3,317.1	3,244.2
Transmission - Electric	9,601.4	9,270.9
Distribution - Water	1,571.1	1,558.4
Solar (1)	107.1	36.2
Utility	29,292.4	28,520.2
Other (2)	706.4	693.7
Property, Plant and Equipment, Gross	29,998.8	29,213.9
Less: Accumulated Depreciation
Utility	(7,049.9)	(6,846.9)
Other	(313.2)	(286.9)
Total Accumulated Depreciation	(7,363.1)	(7,133.8)
Property, Plant and Equipment, Net	22,635.7	22,080.1
Construction Work in Progress	1,841.2	1,537.4
Total Property, Plant and Equipment, Net	$24,476.9	$23,617.5

	As of June 30, 2018			As of December 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution	$6,015.5	$6,580.1	$2,140.4	$5,888.3	$6,479.0	$2,083.4
Transmission	4,451.9	3,864.3	1,236.5	4,239.9	3,821.2	1,161.3
Solar (1)	—	107.1	—	—	36.2	—
Property, Plant and Equipment, Gross	10,467.4	10,551.5	3,376.9	10,128.2	10,336.4	3,244.7
Less: Accumulated Depreciation	(2,319.5)	(2,636.6)	(754.5)	(2,239.0)	(2,550.2)	(751.8)
Property, Plant and Equipment, Net	8,147.9	7,914.9	2,622.4	7,889.2	7,786.2	2,492.9
Construction Work in Progress	456.7	536.0	141.2	381.8	460.3	149.4
Total Property, Plant and Equipment, Net	$8,604.6	$8,450.9	$2,763.6	$8,271.0	$8,246.5	$2,642.3

(1)
On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to an agreement dated October 11, 2017. PSNH expects to complete the sale of its hydroelectric generation assets, pursuant to the agreement dated October 11, 2017, in the third quarter of 2018. As of June 30, 2018 and December 31, 2017, PSNH has classified its generation assets as held for sale. See Note 10, "Assets Held for Sale," for further information.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2018			As of December 31, 2017
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$8.0	$(6.0)	$2.0	$9.5	$(7.1)	$2.4
Long-Term Derivative Assets:
CL&P	Level 3	77.5	(2.3)	75.2	71.9	(5.3)	66.6
Current Derivative Liabilities:
Eversource	Level 2	(0.4)	0.4	—	(4.5)	—	(4.5)
CL&P	Level 3	(52.2)	—	(52.2)	(54.4)	—	(54.4)
Long-Term Derivative Liabilities:
Eversource	Level 2	(0.2)	—	(0.2)	(0.4)	—	(0.4)
CL&P	Level 3	(394.3)	—	(394.3)	(376.9)	—	(376.9)

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

As of June 30, 2018 and December 31, 2017, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the purchase price of 7.4 million and 9.5 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2018 and 2017, there were gains of $8.6 million and losses of $4.4 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2018 and 2017, these losses were $27.5 million and $30.9 million, respectively.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2018					As of December 31, 2017
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	7.50	per kW-Month	2022 - 2026	$5.00	—	8.70	per kW-Month	2021 - 2026
Forward Reserve	$0.95	—	2.00	per kW-Month	2018 - 2024	$1.00	—	2.00	per kW-Month	2018 - 2024

Exit price premiums of 2 percent through 17 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	2018	2017
Derivatives, Net:
Fair Value as of Beginning of Period	$(386.5)	$(413.5)	$(362.3)	$(420.5)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	8.6	(0.6)	(28.2)	(15.2)
Settlements	8.6	19.3	21.2	40.9
Fair Value as of End of Period	$(369.3)	$(394.8)	$(369.3)	$(394.8)

5.    MARKETABLE SECURITIES

Eversource holds marketable securities that are primarily used to fund certain non-qualified executive benefits.  The trusts that hold marketable securities are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

Equity Securities: In accordance with new accounting guidance, unrealized gains and losses on equity securities are recorded in Other Income, Net on the statements of income. The fair value of equity securities subject to this guidance as of June 30, 2018 and December 31, 2017 was $53.6 million and $50 million, respectively.  For the three and six months ended June 30, 2018, there were unrealized gains of $0.9 million and $0.2 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts, which had fair values of $246.8 million and $263.8 million as of June 30, 2018 and December 31, 2017, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2018				As of December 31, 2017
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$294.6	$1.4	$(2.6)	$293.4	$284.9	$3.2	$(1.1)	$287.0

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $249.8 million and $242.3 million as of June 30, 2018 and December 31, 2017, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the three and six months ended June 30, 2018 and 2017.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of June 30, 2018, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$34.7	$34.6
One to five years	47.5	47.8
Six to ten years	58.2	58.1
Greater than ten years	154.2	152.9
Total Debt Securities	$294.6	$293.4

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2018	As of December 31, 2017
Level 1:
Mutual Funds and Equities	$300.4	$313.8
Money Market Funds	25.8	23.3
Total Level 1	$326.2	$337.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$77.9	$70.2
Corporate Debt Securities	147.3	50.9
Asset-Backed Debt Securities	14.4	21.2
Municipal Bonds	16.3	110.7
Other Fixed Income Securities	11.7	10.7
Total Level 2	$267.6	$263.7
Total Marketable Securities	$593.8	$600.8

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2018 or December 31, 2017. Eversource's water distribution business has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of June 30, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$747.0	$979.3	$703.0	$470.7	2.28%	1.86%
NSTAR Electric Commercial Paper Program	443.8	234.0	206.2	416.0	1.99%	1.55%

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

As of June 30, 2018, there were intercompany loans from Eversource parent of $24.0 million to CL&P, $118.7 million to PSNH and $4.0 million to NSTAR Electric. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $221.6 million to Eversource Service and $149.0 million to NSTAR Gas as of June 30, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

We believe the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repay long-term debt due to mature in 2018 and repay short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repayment at maturity paid on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repayment at maturity paid on May 1, 2018
Eversource Parent:
2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repay long-term debt due to mature in 2018
1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repayment at maturity paid on January 15, 2018
1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repayment at maturity paid on May 1, 2018

(1)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

As a result of the Eversource parent debt issuances in January 2018, $446.8 million of current portion of long-term debt related to two Eversource parent issuances maturing in 2018 and $201.2 million of commercial paper borrowings were reclassified to Long-Term Debt as of December 31, 2017.

7.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

Rate Reduction Bonds: PSNH Funding LLC 3 (PSNH Funding) is a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH. PSNH Funding was formed solely to issue rate reduction bonds (RRBs) to finance PSNH’s unrecovered stranded costs associated with the divestiture of its generation assets.

On May 8, 2018, PSNH issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to mature by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover stranded costs resulting from the divestiture of PSNH’s generating assets.

The proceeds were used to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections will be used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property and cash collections from the stranded cost recovery charges, and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

PSNH Funding is considered a variable interest entity (VIE) primarily because the equity capitalization is insufficient to support its operations. PSNH has the power to direct the significant activities of the VIE and is most closely associated with the VIE as compared to other interest holders. Therefore, PSNH is considered the primary beneficiary and consolidates PSNH Funding in its consolidated financial statements. The following tables summarize the impact of PSNH Funding on PSNH's balance sheet and income statement:

(Millions of Dollars)
Balance Sheet:	As of June 30, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$4.3
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2
Securitized Stranded Cost (included in Regulatory Assets)	628.8
Other Regulatory Assets (included in Regulatory Assets)	5.4
Accrued Interest (included in Other Current Liabilities)	2.8
Rate Reduction Bonds - Current Portion	30.7
Rate Reduction Bonds - Long-Term Portion	604.9

(Millions of Dollars) Income Statement:	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$6.8	$6.8
Interest Expense on RRB Principal (included in Interest Expense)	2.8	2.8

Variable Interest Entities - Other: The Company's variable interests outside of the consolidated group include contracts that are required by regulation and provide for regulatory recovery of contract costs and benefits through customer rates.  Eversource, CL&P and NSTAR Electric hold variable interests in VIEs through agreements with certain entities that own single renewable energy or peaking generation power plants, with other independent power producers and with transmission businesses.  Eversource, CL&P and NSTAR Electric do not control the activities that are economically significant to these VIEs or provide financial or other support to these VIEs.  Therefore, Eversource, CL&P and NSTAR Electric do not consolidate these VIEs.

8.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSION

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

	Pension and SERP
	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$20.7	$5.2	$4.3	$2.7	$17.4	$4.6	$3.8	$2.4
Interest Cost	49.1	10.5	10.9	5.5	47.2	10.5	10.7	5.3
Expected Return on Plan Assets	(97.9)	(19.4)	(26.6)	(10.8)	(83.5)	(17.8)	(21.9)	(10.0)
Actuarial Loss	35.7	7.1	10.1	3.3	33.9	6.8	10.4	3.0
Prior Service Cost	2.1	0.2	0.1	0.1	1.1	0.4	0.2	0.1
Total Net Periodic Benefit Expense/(Income)	$9.7	$3.6	$(1.2)	$0.8	$16.1	$4.5	$3.2	$0.8
Intercompany Allocations	N/A	$1.5	$1.6	$0.5	N/A	$2.4	$2.3	$0.8
Capitalized Pension Expense	$5.9	$1.9	$1.9	$0.7	$5.5	$2.4	$2.0	$0.4

	Pension and SERP
	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$43.1	$11.0	$9.0	$5.7	$36.4	$9.3	$7.8	$4.9
Interest Cost	97.8	20.9	21.7	10.9	93.5	20.9	21.2	10.5
Expected Return on Plan Assets	(195.8)	(40.2)	(51.8)	(21.8)	(167.0)	(36.0)	(44.0)	(19.9)
Actuarial Loss	71.8	14.8	20.7	6.5	67.5	13.9	20.5	5.8
Prior Service Cost	4.1	0.6	0.1	0.2	2.0	0.7	0.4	0.2
Total Net Periodic Benefit Expense/(Income)	$21.0	$7.1	$(0.3)	$1.5	$32.4	$8.8	$5.9	$1.5
Intercompany Allocations	N/A	$3.0	$3.2	$1.0	N/A	$5.0	$4.6	$1.7
Capitalized Pension Expense	$13.4	$4.2	$4.0	$1.5	$10.9	$4.9	$3.7	$0.7

	PBOP
	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$2.5	$0.4	$0.5	$0.3	$2.4	$0.5	$0.4	$0.3
Interest Cost	6.8	1.5	2.2	0.9	6.3	1.2	2.0	0.7
Expected Return on Plan Assets	(16.7)	(2.6)	(8.1)	(1.5)	(16.0)	(2.4)	(7.2)	(1.3)
Actuarial Loss	1.6	0.4	0.4	0.2	2.5	0.3	0.8	0.2
Prior Service Cost/(Credit)	(5.7)	0.3	(4.3)	0.1	(5.3)	0.3	(4.3)	0.1
Total Net Periodic Benefit Income	$(11.5)	$—	$(9.3)	$—	$(10.1)	$(0.1)	$(8.3)	$—
Intercompany Allocations	N/A	$(0.2)	$(0.3)	$(0.1)	N/A	$(0.1)	$(0.2)	$(0.1)
Capitalized PBOP Expense/(Income)	$0.8	$0.2	$0.3	$0.1	$(4.9)	$(0.1)	$(4.2)	$—

	PBOP
	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$5.0	$0.9	$1.0	$0.6	$4.7	$0.9	$0.9	$0.6
Interest Cost	14.4	2.9	4.4	1.6	13.5	2.7	4.3	1.5
Expected Return on Plan Assets	(34.8)	(5.2)	(16.2)	(3.0)	(31.9)	(4.8)	(14.3)	(2.7)
Actuarial Loss	4.4	0.8	1.1	0.4	4.6	0.5	1.7	0.3
Prior Service Cost/(Credit)	(11.5)	0.5	(8.5)	0.3	(10.7)	0.5	(8.5)	0.3
Total Net Periodic Benefit Income	$(22.5)	$(0.1)	$(18.2)	$(0.1)	$(19.8)	$(0.2)	$(15.9)	$—
Intercompany Allocations	N/A	$(0.5)	$(0.7)	$(0.2)	N/A	$(0.4)	$(0.6)	$(0.2)
Capitalized PBOP Expense/(Income)	$1.6	$0.4	$0.5	$0.2	$(9.5)	$(0.2)	$(8.1)	$—

9.    COMMITMENTS AND CONTINGENCIES

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2018		As of December 31, 2017
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	59	$64.9	59	$54.9
CL&P	14	4.9	14	4.7
NSTAR Electric	16	6.5	15	2.7
PSNH	9	5.5	10	5.7

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $55.2 million and $49.0 million as of June 30, 2018 and December 31, 2017, respectively, and related primarily to the natural gas business segment. The increase in the reserve balance at the MGP sites was primarily due to changes in cost estimates at sites under investigation for which additional remediation will be required.

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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of June 30, 2018:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$185.0	2021
Various	Surety Bonds (2)	42.5	2018 - 2019
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	6.9	2019 - 2024

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

In response to appeals of the October 16, 2014 FERC decision in the first complaint filed by the NETOs and the Complainants, the U.S. Court of Appeals for the D.C. Circuit (the "Court") issued a decision on April 14, 2017 vacating and remanding the FERC's decision. The Court found that the FERC failed to make an explicit finding that the 11.14 percent base ROE was unjust and unreasonable, as required under Section 206 of the Federal Power Act, before it set a new base ROE. The Court also found that the FERC did not provide a rational connection between the record evidence and its decision to select the midpoint of the upper half of the zone of reasonableness for the new base ROE.

Hearings on the fourth complaint were held in December 2017 before the FERC Administrative Law Judge ("ALJ"). On March 27, 2018, the FERC ALJ issued an initial decision in that complaint, finding that the current base ROE of 10.57 percent, which has an incentive cap ROE of 11.74 percent, is not unjust and not unreasonable.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of June 30, 2018 (in millions)		FERC ALJ Recommendation of Base ROE on Second, Third and Fourth Complaints
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		10.57%

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

(3)
The reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2018.

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit resulted in the initial $17.5 million of construction costs on the new cable being expensed as incurred, all of which were fully expensed by June 30, 2018. Construction of the new cable is underway and is expected to be completed in 2019.

10.    ASSETS HELD FOR SALE

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

On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to the Purchase and Sale Agreement dated October 11, 2017. In accordance with the Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. In the second quarter of 2018, PSNH adjusted the purchase price by approximately $17 million for the thermal generation assets relating to the valuation of certain allowances, and also received amounts in escrow of $3.5 million. As a result of these adjustments, total proceeds from the sale amounted to $116.8 million.

On May 8, 2018, PSNH issued $635.7 million of securitized RRBs to finance the unrecovered stranded costs associated with the divestiture of its generation assets, which included the deferred costs resulting from the sale of the thermal generation assets. As of June 30, 2018, unamortized securitized stranded costs totaled $628.8 million and are included in Regulatory Assets on the Eversource and PSNH balance sheets. As of December 31, 2017, the deferred costs resulting from the thermal generation asset sale of $516.1 million represented the difference between the carrying value and the fair value less cost to sell the thermal generation assets.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydro licenses to the private investors. The order includes a 30-day rehearing period. PSNH expects to complete the sale of its hydroelectric generation assets in the third quarter of 2018 at an amount above net carrying value, and the assets are therefore stated at carrying value. As of June 30, 2018, the difference between the carrying value of the hydroelectric generation assets and the anticipated sale proceeds was $23.2 million. The estimated gain from the sale of these assets was included in the amount of stranded costs securitized.

Full recovery of the costs of PSNH's generation assets and transaction-related expenses is expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs primarily via the issuance of bonds that are secured by a non-bypassable charge billed to PSNH's customers. For further information on the securitized RRB issuance, see Note 7, "Rate Reduction Bonds and Variable Interest Entities."

For the three and six months ended June 30, 2018, pre-tax income associated with the hydroelectric assets held for sale was $3.3 million and $9.2 million, respectively. For the three and six months ended June 30, 2017, pre-tax income associated with PSNH's generation assets was $15.3 million and $30.1 million, respectively.

As of June 30, 2018 and December 31, 2017, PSNH's generation assets held for sale, which are included in current assets on the Eversource and PSNH balance sheets, and are part of the Electric Distribution reportable segment, were as follows:

(Millions of Dollars)	As of June 30, 2018	As of December 31, 2017
Thermal Gross Plant	$—	$1,091.4
Hydroelectric Gross Plant	86.8	83.0
Accumulated Depreciation	(27.5)	(575.4)
Net Plant	59.3	599.0
Fuel and Inventory	—	87.7
Materials and Supplies	0.1	27.3
Emissions Allowances	—	19.1
Other Assets	—	2.6
Deferred Costs from Thermal Generation Asset Sale	—	(516.1)
Total Generation Assets Held for Sale	$59.4	$219.6

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock, Long-Term Debt and Rate Reduction Bonds:  The fair value of CL&P's and NSTAR Electric's preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of long-term debt and RRB debt securities is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  The fair values provided in the table below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.4	$116.2	$113.9	$43.0	$42.5	$—	$—
Long-Term Debt	12,396.6	12,501.7	3,253.3	3,473.3	2,944.3	3,019.9	894.0	909.0
Rate Reduction Bonds	635.7	638.3	—	—	—	—	635.7	638.3

As of December 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.8	$116.2	$116.5	$43.0	$44.3	$—	$—
Long-Term Debt	12,325.5	12,877.1	3,059.1	3,430.5	2,943.8	3,156.5	1,002.4	1,038.2

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(6.2)	$—	$(60.2)	$(66.4)	$(8.2)	$0.4	$(57.5)	$(65.3)

OCI Before Reclassifications	—	(0.6)	2.6	2.0	—	2.6	(3.5)	(0.9)
Amounts Reclassified from AOCI	1.2	—	2.2	3.4	1.1	—	2.2	3.3
Net OCI	1.2	(0.6)	4.8	5.4	1.1	2.6	(1.3)	2.4
Balance as of End of Period	$(5.0)	$(0.6)	$(55.4)	$(61.0)	$(7.1)	$3.0	$(58.8)	$(62.9)

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

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. For further information, see Note 1F, "Summary of Significant Accounting Policies - Other Income, Net," and Note 8, "Pension Benefits and Postretirement Benefits Other Than Pension."

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2018 and	Issued as of
	Par Value	December 31, 2017	June 30, 2018	December 31, 2017
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

As of both June 30, 2018 and December 31, 2017, there were 16,992,594 Eversource common shares held as treasury shares.  As of both June 30, 2018 and December 31, 2017, there were 316,885,808 Eversource common shares outstanding.

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2018 and 2017 and $3.8 million for each of the six months ended June 30, 2018 and 2017. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2018 and December 31, 2017. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

15.    EARNINGS PER SHARE

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

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income Attributable to Common Shareholders	$242.8	$230.7	$512.3	$490.2
Weighted Average Common Shares Outstanding:
Basic	317,344,596	317,391,365	317,370,825	317,427,258
Dilutive Effect	540,591	555,829	568,269	608,606
Diluted	317,885,187	317,947,194	317,939,094	318,035,864
Basic and Diluted EPS	$0.76	$0.72	$1.61	$1.54

16.    REVENUES

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

The following table presents operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$794.4	$104.1	$—	$32.3	$—	$—	$930.8
Commercial	622.0	70.0	—	15.7	—	(2.0)	705.7
Industrial	88.4	23.5	—	1.1	—	(2.4)	110.6
Total Retail Tariff Sales Revenue	1,504.8	197.6	—	49.1	—	(4.4)	1,747.1
Wholesale Transmission Revenue	—	—	310.8	—	12.6	(268.0)	55.4
Wholesale Market Sales Revenue	34.2	12.1	—	0.9	—	—	47.2
Other Revenue from Contracts with Customers	18.4	(0.6)	3.2	1.9	224.4	(225.1)	22.2
Reserve for Revenue Subject to Refund	(7.3)	(3.5)	—	(0.5)	—	—	(11.3)
Total Revenue from Contracts with Customers	1,550.1	205.6	314.0	51.4	237.0	(497.5)	1,860.6
Alternative Revenue Programs	(14.4)	0.1	3.4	1.9	—	(2.9)	(11.9)
Other Revenue	4.2	0.8	—	0.2	—	—	5.2
Total Operating Revenues	$1,539.9	$206.5	$317.4	$53.5	$237.0	$(500.4)	$1,853.9

	For the Six Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$1,788.7	$352.9	$—	$59.7	$—	$—	$2,201.3
Commercial	1,233.4	204.7	—	30.0	—	(2.1)	1,466.0
Industrial	169.9	53.1	—	2.1	—	(5.0)	220.1
Total Retail Tariff Sales Revenue	3,192.0	610.7	—	91.8	—	(7.1)	3,887.4
Wholesale Transmission Revenue	—	—	624.5	—	22.7	(526.7)	120.5
Wholesale Market Sales Revenue	92.7	29.9	—	1.7	—	—	124.3
Other Revenue from Contracts with Customers	35.3	(0.9)	6.2	3.7	445.2	(446.3)	43.2
Reserve for Revenue Subject to Refund	(26.5)	(8.0)	—	(2.0)	—	—	(36.5)
Total Revenue from Contracts with Customers	3,293.5	631.7	630.7	95.2	467.9	(980.1)	4,138.9
Alternative Revenue Programs	(5.7)	(1.7)	(8.3)	2.6	—	7.7	(5.4)
Other Revenue	6.7	1.4	—	0.2	—	—	8.3
Total Operating Revenues	$3,294.5	$631.4	$622.4	$98.0	$467.9	$(972.4)	$4,141.8

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$387.1	$292.5	$114.8	$870.4	$656.7	$261.6
Commercial	220.7	325.5	76.2	443.2	640.0	151.1
Industrial	36.5	30.9	21.0	72.3	59.0	38.6
Total Retail Tariff Sales Revenue	644.3	648.9	212.0	1,385.9	1,355.7	451.3
Wholesale Transmission Revenue	139.9	120.9	50.1	290.6	239.5	94.3
Wholesale Market Sales Revenue	10.6	13.4	10.9	21.0	38.2	34.9
Other Revenue from Contracts with Customers	8.3	9.3	3.9	16.2	18.3	7.5
Reserve for Revenue Subject to Refund	(4.2)	—	(3.1)	(16.6)	(3.7)	(6.2)
Total Revenue from Contracts with Customers	798.9	792.5	273.8	1,697.1	1,648.0	581.8
Alternative Revenue Programs	1.0	(6.9)	(5.0)	(4.1)	(0.2)	(9.6)
Other Revenue	2.4	1.6	0.2	3.3	2.7	0.6
Eliminations	(107.4)	(96.5)	(33.9)	(216.4)	(189.6)	(70.3)
Total Operating Revenues	$694.9	$690.7	$235.1	$1,479.9	$1,460.9	$502.5

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

Reserve for Revenue Subject to Refund: Current base rates include an estimate of income taxes, which was based on the U.S. federal corporate income tax rate in effect at the time of the rate proceeding. Eversource established a reserve, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Eversource expects to refund these amounts to customers through various rate mechanisms in the future, depending on regulatory outcomes. Effective February 1, 2018, NSTAR Electric's base rates charged to customers have been adjusted to reflect the new federal income tax rate, effective May 1, 2018, CL&P's rates charged to customers reflect the new income tax rate and effective July 1, 2018, NSTAR Gas' rates reflect the new income tax rate.

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

Eversource’s ARPs include the revenue decoupling mechanism and the annual reconciliation adjustment to transmission formula rates, described below.

•
Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric, have revenue decoupling mechanisms approved by a regulatory commission ("decoupled companies"). Decoupled companies’ distribution revenues are not directly based on sales volumes. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues, with any difference between the allowed level of distribution revenue and the actual amount realized adjusted through subsequent rates.

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

Intercompany Eliminations: Intercompany eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business, and revenues from Eversource's service company. Intercompany revenues and expenses between the Eversource wholesale transmission businesses and the Eversource distribution businesses and from Eversource's service company are eliminated in consolidation and included in "Eliminations" in the table above.

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

17.    SEGMENT INFORMATION

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,539.9	$206.5	$317.4	$53.5	$237.0	$(500.4)	$1,853.9
Depreciation and Amortization	(135.5)	(19.3)	(57.0)	(12.2)	(11.9)	0.6	(235.3)
Other Operating Expenses	(1,233.0)	(170.6)	(88.8)	(24.5)	(211.7)	501.4	(1,227.2)
Operating Income	$171.4	$16.6	$171.6	$16.8	$13.4	$1.6	$391.4
Interest Expense	$(52.1)	$(11.4)	$(30.0)	$(8.6)	$(32.3)	$8.0	$(126.4)
Other Income/(Loss), Net	19.0	1.6	9.9	(0.6)	302.0	(281.8)	50.1
Net Income Attributable to Common Shareholders	101.3	5.0	112.7	7.2	288.8	(272.2)	242.8

	For the Six Months Ended June 30, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,294.5	$631.4	$622.4	$98.0	$467.9	$(972.4)	$4,141.8
Depreciation and Amortization	(279.9)	(45.7)	(113.5)	(22.9)	(23.9)	1.1	(484.8)
Other Operating Expenses	(2,676.5)	(483.2)	(172.0)	(48.4)	(416.3)	973.3	(2,823.1)
Operating Income	$338.1	$102.5	$336.9	$26.7	$27.7	$2.0	$833.9
Interest Expense	$(99.5)	$(22.5)	$(59.7)	$(16.9)	$(64.3)	$15.4	$(247.5)
Other Income/(Loss), Net	38.6	3.5	17.8	(1.1)	662.1	(637.0)	83.9
Net Income Attributable to Common Shareholders	205.5	62.8	220.1	8.7	634.8	(619.6)	512.3
Cash Flows Used for Investments in Plant	475.6	150.3	508.5	40.2	77.1	—	1,251.7

	For the Three Months Ended June 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,275.9	$186.0	$324.6	$—	$217.0	$(240.7)	$1,762.8
Depreciation and Amortization	(105.4)	(17.9)	(51.4)	—	(7.9)	0.5	(182.1)
Other Operating Expenses	(931.9)	(150.8)	(94.9)	—	(196.0)	241.1	(1,132.5)
Operating Income	$238.6	$17.3	$178.3	$—	$13.1	$0.9	$448.2
Interest Expense	$(49.4)	$(10.9)	$(28.9)	$—	$(21.6)	$3.5	$(107.3)
Other Income, Net	9.1	0.9	6.8	—	257.7	(245.5)	29.0
Net Income Attributable to Common Shareholders	121.9	4.5	96.4	—	249.0	(241.1)	230.7

	For the Six Months Ended June 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,677.0	$589.6	$641.5	$—	$453.4	$(493.6)	$3,867.9
Depreciation and Amortization	(235.2)	(39.6)	(102.0)	—	(17.2)	1.1	(392.9)
Other Operating Expenses	(1,980.9)	(441.0)	(185.0)	—	(412.8)	493.9	(2,525.8)
Operating Income	$460.9	$109.0	$354.5	$—	$23.4	$1.4	$949.2
Interest Expense	$(97.6)	$(21.5)	$(57.0)	$—	$(41.3)	$6.6	$(210.8)
Other Income, Net	21.0	1.8	11.9	—	586.8	(570.9)	50.6
Net Income Attributable to Common Shareholders	236.0	55.3	190.6	—	571.2	(562.9)	490.2
Cash Flows Used for Investments in Plant	515.0	139.7	415.6	—	76.7	—	1,147.0

(1)
Effective January 1, 2018, upon implementation of the new revenue accounting guidance, the electric distribution segment is presented gross and intercompany transmission billings are presented in the eliminations column, as Eversource believes that the electric distribution segment acts as a principal, rather than an agent, in its contracts with retail customers. Retail customers contract directly with the electric distribution utility and do not differentiate between distribution and transmission services. Therefore, the electric distribution segment revenues, which are derived from retail customer billings, are presented gross of the eliminations. Prior to 2018, the electric distribution segment presented intercompany electric transmission billings net, based on indicators of net presentation prior to the new revenue guidance.  See Note 16, "Revenues," regarding accounting for revenues.

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2018	$21,116.3	$3,656.7	$10,085.7	$2,500.4	$16,456.3	$(16,571.1)	$37,244.3
As of December 31, 2017	19,250.4	3,595.2	9,401.2	2,470.0	15,933.8	(14,430.2)	36,220.4

18.     ACQUISITION OF AQUARION

On December 4, 2017, Eversource acquired Aquarion from Macquarie Infrastructure Partners for a purchase price of $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. Aquarion is a holding company that owns three separate regulated water utility subsidiaries engaged in the water collection, treatment and distribution business that operate in Connecticut, Massachusetts and New Hampshire. These regulated utilities collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale, and for private and municipal fire protection. Aquarion and its subsidiaries became wholly-owned subsidiaries of Eversource, and Eversource's consolidated financial information includes Aquarion and its subsidiaries' activity beginning December 4, 2017. The approximate $880 million cash purchase price included the $745 million equity purchase price plus a $135 million shareholder loan that was repaid at closing.

Purchase Price Allocation: The purchase price allocation reflects a measurement period adjustment recorded in the first quarter of 2018 to revise the fair value of Aquarion's regulated debt. The $7.9 million increase to the fair value of Long-Term Debt and corresponding increase to Regulatory Assets, included within Other Noncurrent Assets, excluding Goodwill in the table below, will be amortized over the life of the related debt. The allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$41.2
PP&E	1,034.9
Goodwill	907.9
Other Noncurrent Assets, excluding Goodwill	215.5
Current Liabilities	(121.9)
Noncurrent Liabilities	(421.6)
Long-Term Debt	(778.3)
Total Cash Purchase Price	$877.7

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as well as the Eversource 2017 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•
We earned $242.8 million, or $0.76 per share, in the second quarter of 2018, and $512.3 million, or $1.61 per share, in the first half of 2018, compared with $230.7 million, or $0.72 per share, in the second quarter of 2017, and $490.2 million, or $1.54 per share, in the first half of 2017.

•
Our electric distribution segment earned $101.3 million, or $0.32 per share, in the second quarter of 2018, and $205.5 million, or $0.65 per share, in the first half of 2018, compared with $121.9 million, or $0.38 per share, in the second quarter of 2017, and $236.0 million, or $0.74 per share, in the first half of 2017.  Our electric transmission segment earned $112.7 million, or $0.35 per share, in the second quarter of 2018, and $220.1 million, or $0.69 per share, in the first half of 2018, compared with $96.4 million, or $0.30 per share, in the second quarter of 2017, and $190.6 million, or $0.60 per share, in the first half of 2017.  Our natural gas distribution segment earned $5.0 million, or $0.02 per share, in the second quarter of 2018, and $62.8 million, or $0.20 per share, in the first half of 2018, compared with $4.5 million, or $0.01 per share, in the second quarter of 2017, and $55.3 million, or $0.17 per share, in the first half of 2017.  Our water distribution segment earned $7.2 million, or $0.02 per share in the second quarter of 2018, and $8.7 million, or $0.03 per share, in the first half of 2018.

•
Eversource parent and other companies earned $16.6 million, or $0.05 per share, in the second quarter of 2018 and $15.2 million, or $0.04 per share, in the first half of 2018, compared with $7.9 million, or $0.03 per share, in the second quarter of 2017 and $8.3 million, or $0.03 per share, in the first half of 2017.

Liquidity:

•
Cash flows provided by operating activities totaled $698.1 million in the first half of 2018, compared with $895.0 million in the first half of 2017.  Investments in property, plant and equipment totaled $1.25 billion in the first half of 2018, compared with $1.15 billion in the first half of 2017.  Cash and cash equivalents totaled $64.2 million as of June 30, 2018, compared with $38.2 million as of December 31, 2017.

•
On May 8, 2018, PSNH issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs were issued to finance PSNH’s unrecovered stranded costs associated with the divestiture of its generation assets.

•	In the second quarter of 2018, we repaid, at maturity, $710 million of previously issued long-term debt, consisting of $300 million at CL&P, $110 million at PSNH and $300 million at Eversource parent.

•	On May 2, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on June 29, 2018, to shareholders of record as of May 24, 2018.

•
We expect our total capital expenditures related to our operating companies (including shared services) for the period from 2019 to 2021 to increase from approximately $6.5 billion, as reported in our 2017 Form 10-K, to approximately $7.1 billion. The approximately $600 million increase in projected capital spending is comprised of approximately $300 million at our electric transmission segment, approximately $200 million at our electric distribution segment and approximately $100 million at our natural gas distribution segment, related to resiliency and reliability infrastructure investments.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
In March and May 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. The 2018 storms resulted in deferred storm restoration costs of approximately $274 million ($142 million for CL&P, $116 million for NSTAR Electric, and $16 million for PSNH). Management believes that recovery of these costs from customers is probable through the applicable regulatory recovery processes.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the second quarter and the first half of 2018 and 2017.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$242.8	$0.76	$230.7	$0.72	$512.3	$1.61	$490.2	$1.54
Regulated Companies	$226.2	$0.71	$222.8	$0.69	$497.1	$1.57	$481.9	$1.51
Eversource Parent and Other Companies	16.6	0.05	7.9	0.03	15.2	0.04	8.3	0.03
Net Income Attributable to Common Shareholders (GAAP)	$242.8	$0.76	$230.7	$0.72	$512.3	$1.61	$490.2	$1.54

Regulated Companies:  Our regulated companies comprise the electric distribution (including PSNH's remaining hydroelectric generation facilities and NSTAR Electric's solar power facilities), electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$101.3	$0.32	$121.9	$0.38	$205.5	$0.65	$236.0	$0.74
Electric Transmission	112.7	0.35	96.4	0.30	220.1	0.69	190.6	0.60
Natural Gas Distribution	5.0	0.02	4.5	0.01	62.8	0.20	55.3	0.17
Water Distribution	7.2	0.02	N/A	N/A	8.7	0.03	N/A	N/A
Net Income - Regulated Companies	$226.2	$0.71	$222.8	$0.69	$497.1	$1.57	$481.9	$1.51

Our electric distribution segment earnings decreased $20.6 million in the second quarter of 2018, as compared to the second quarter of 2017, due primarily to lower electric distribution margin, which includes the seasonal impact of a decoupled rate structure at NSTAR Electric in 2018 as compared to a traditional rate structure with LBR recovery in 2017, partially offset by a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act. Earnings were also unfavorably impacted by lower generation earnings due to the sale of PSNH's thermal generation assets on January 10, 2018 and higher property tax expense. The earnings decrease was partially offset by lower employee benefit plan costs and the impact of the CL&P base distribution rate increase effective May 1, 2018.

Our electric distribution segment earnings decreased $30.5 million in the first half of 2018, as compared to the first half of 2017, due primarily to lower generation earnings due to the sale of PSNH's thermal generation assets on January 10, 2018, higher property tax expense, higher depreciation expense, higher operations and maintenance expense and lower electric distribution margin. The lower electric distribution margin is the result of the seasonal impact of a decoupled rate structure at NSTAR Electric in 2018 as compared to a traditional rate structure with LBR recovery in 2017, partially offset by a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings decrease was partially offset by lower employee benefit plan costs, and the impact of the CL&P base distribution rate increase effective May 1, 2018.

Our electric transmission segment earnings increased $16.3 million and $29.5 million in the second quarter and first half of 2018, respectively, as compared to the second quarter and first half of 2017, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $0.5 million in the second quarter of 2018, as compared to the second quarter of 2017, due primarily to an increase in sales volumes and demand revenues driven by colder April weather in Connecticut in 2018, as compared to the same period in 2017, partially offset by higher operations and maintenance expense and higher depreciation expense.

Our natural gas distribution segment earnings increased $7.5 million in the first half of 2018, as compared to the first half of 2017, due primarily to an increase in sales volumes and demand revenues driven by colder January and April weather in Connecticut in 2018, as compared to the same periods in 2017, as well as growth in new customer base, and a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act, partially offset by higher operations and maintenance expense and higher depreciation expense.

Our second quarter and first half of 2018 water distribution segment results reflect the earnings of the Aquarion water distribution business, which was acquired on December 4, 2017.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $16.6 million in the second quarter of 2018 and $15.2 million in the first half of 2018, compared with $7.9 million in the second quarter of 2017 and $8.3 million in the first half of 2017.  The increase in earnings in both periods was due primarily to increased unrealized gains on our investment in a renewable energy fund and an income tax benefit associated with our investments, partially offset by higher interest expense.

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

Fluctuations in retail electric sales volumes at PSNH and natural gas sales volumes at Yankee Gas impact earnings ("Traditional" in the table below).  For CL&P, NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision) and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

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

A 2016 DPU-approved energy efficiency plan at NSTAR Electric authorized recovery of LBR in its eastern Massachusetts service territory until LBR was covered under a decoupled rate structure, which occurred on February 1, 2018. NSTAR Electric recognized LBR of $7.0 million in the first half of 2018, compared to $18.7 million and $35.9 million in the second quarter and first half of 2017, and no longer has an LBR mechanism effective February 1, 2018.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, for the three and six months ended June 30, 2018, as compared to 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/ (Decrease)	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Three Months Ended June 30:
Traditional	1,803	1,823	(1.1)%	9,287	7,778	19.4%	485	472	2.8%
Decoupled	10,330	10,341	(0.1)%	8,812	8,106	8.7%	5,016	5,387	(6.9)%
Special Contracts (3)	N/A	N/A	N/A	833	1,132	(26.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	10,330	10,341	(0.1)%	9,645	9,238	4.4%	5,016	5,387	(6.9)%
Total Sales Volumes	12,133	12,164	(0.3)%	18,932	17,016	11.3%	5,501	5,859	(6.1)%

Six Months Ended June 30:
Traditional	5,650	5,522	2.3%	29,760	26,683	11.5%	953	904	5.4%
Decoupled	19,704	19,813	(0.6)%	30,685	29,130	5.3%	9,373	9,827	(4.6)%
Special Contracts (3)	N/A	N/A	N/A	1,538	2,349	(34.5)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	19,704	19,813	(0.6)%	32,223	31,479	2.4%	9,373	9,827	(4.6)%
Total Sales Volumes	25,354	25,335	0.1%	61,983	58,162	6.6%	10,326	10,731	(3.8)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through June 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

(2)	Eversource acquired its water distribution business on December 4, 2017. Prior year sales volumes have been presented for comparative purposes.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Traditional retail electric sales volumes were lower in the second quarter of 2018, as compared to the second quarter of 2017, due primarily to increased customer energy conservation efforts. Traditional retail electric sales volumes were higher in the first half of 2018, as compared to the first half of 2017, due primarily to colder weather in January 2018 at NSTAR Electric (prior to its decoupled rate structure). Heating degree days in January of 2018 were 21.7 percent higher in the Boston metropolitan, as compared to January 2017.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes. In addition, they have benefited from customer growth in our natural gas distribution segment.  Consolidated firm natural gas sales volumes were higher in the second quarter of 2018, as compared to the second quarter of 2017, due primarily to colder April weather in 2018. Consolidated firm natural gas sales volumes were higher in the first half of 2018, as compared to the first half of 2017, due primarily to colder January and April weather in 2018. Heating degree days in the second quarter and first half of 2018 were 12.8 percent and 4.4 percent higher in Connecticut, respectively, as compared to the same periods in 2017.

Liquidity

Consolidated:  Cash and cash equivalents totaled $64.2 million as of June 30, 2018, compared with $38.2 million as of December 31, 2017.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2018 or December 31, 2017. Eversource's water distribution business has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of June 30, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$747.0	$979.3	$703.0	$470.7	2.28%	1.86%
NSTAR Electric Commercial Paper Program	443.8	234.0	206.2	416.0	1.99%	1.55%

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

As of June 30, 2018, there were intercompany loans from Eversource parent of $24.0 million to CL&P, $118.7 million to PSNH and $4.0 million to NSTAR Electric. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $221.6 million to Eversource Service and $149.0 million to NSTAR Gas as of June 30, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repay long-term debt due to mature in 2018 and repay short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repayment at maturity paid on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repayment at maturity paid on May 1, 2018
Eversource Parent:
2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repay long-term debt due to mature in 2018
1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repayment at maturity paid on January 15, 2018
1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repayment at maturity paid on May 1, 2018

(1)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

Rate Reduction Bonds: PSNH Funding LLC 3 (PSNH Funding) is a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH. PSNH Funding was formed solely to issue RRBs to finance PSNH’s unrecovered stranded costs associated with the divestiture of its generation assets.

On May 8, 2018, PSNH issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to mature by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover stranded costs resulting from the divestiture of PSNH’s generating assets.

The proceeds were used to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections will be used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property and cash collections from the stranded cost recovery charges, and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

Cash Flows:  Cash flows provided by operating activities totaled $698.1 million in the first half of 2018, compared with $895.0 million in the first half of 2017. The decrease in operating cash flows was due primarily to cash payments made in 2018 for storm restoration costs of approximately $172 million, an increase of $109.2 million in income tax payments made in the first half of 2018, as compared to 2017, and an increase of $87.6 million in 2018 of Pension and PBOP contributions. Partially offsetting these unfavorable impacts was the benefit related to the timing of payments of our working capital items, including accounts payable, and the increases in certain regulatory overrecoveries. The 2018 Pension Plan cash contribution of approximately $170 million was made in the first quarter of 2018, compared with the 2017 cash contributions of approximately $235 million that were made over the twelve month period ended December 31, 2017.

We believe the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

On May 2, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on June 29, 2018, to shareholders of record as of May 24, 2018. In the first half of 2018, we paid cash dividends of $320.1 million, compared with $301.0 million paid in the first half of 2017.

In the first half of 2018, CL&P, NSTAR Electric and PSNH paid $60.0 million, $161.0 million, and $150.0 million, respectively, in common stock dividends to Eversource parent. In the second quarter of 2018, PSNH returned $530 million of capital to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.  In the first half of 2018, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.25 billion, $457.7 million, $356.5 million, and $149.9 million respectively.

Credit Ratings: On June 14, 2018, Moody’s raised the outlook on all its credit ratings for NSTAR Electric from stable to positive. On June 27, 2018, Moody’s upgraded CL&P’s corporate credit rating to A3 from Baa1 and the credit rating of CL&P’s senior secured debt to A1 from A2.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension and PBOP expense (all of which are non-cash factors), totaled $1.18 billion in the first half of 2018, compared to $1.03 billion in the first half of 2017.  These amounts included $69.8 million and $58.6 million in the first half of 2018 and 2017, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

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

Based on current clean energy requirements in New England and New York, future solicitations for offshore wind are expected to occur in late 2018 and early 2019. Bay State Wind expects to participate in some or all of the following opportunities:

•
Connecticut issued a draft RFP for zero carbon resources in which nuclear and clean energy resources, including offshore wind, are eligible to participate. Bids are expected to be due in the third quarter of 2018 with a decision expected in either late 2018 or early 2019.

•	Massachusetts’ second offshore wind RFP for 400 MW to 800 MW is expected to be issued in 2019.

•	Rhode Island announced a 400 MW clean energy RFP with bids due in the fourth quarter of 2018 and a decision scheduled in 2019.

•	New York has a goal of 2,400 MW of offshore wind by 2030; 800 MW is expected to be procured by 2019, with the first RFP expected to be issued later this year.

Bay State Wind had previously participated in certain other New England RFPs earlier this year and was not selected.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $111.7 million in the first half of 2018, as compared to the first half of 2017.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017
CL&P	$240.4	$185.7
NSTAR Electric	138.6	118.0
PSNH	88.7	50.6
NPT	19.4	21.1
Total Electric Transmission Segment	$487.1	$375.4

Northern Pass:  Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.

Northern Pass has achieved several key milestones, including receiving the following major permits:

•	NHPUC approval on February 12, 2018 for the proposed lease of certain land and easement rights from PSNH to NPT, concluding that the lease is in the public interest;

•
U.S. Forest Service Record of Decision on January 5, 2018, which allows NPT to install approximately 11 miles of underground transmission lines along existing roads through the White Mountain National Forest;

•	Province of Québec permit granted to HQ on December 21, 2017 to construct the hydroelectric transmission line that will connect at the border of New Hampshire;

•	DOE Record of Decision and Presidential Permit on November 16, 2017, which will allow construction of transmission facilities at the Québec-New Hampshire border; and

•
DOE final Environmental Impact Statement issued on August 10, 2017, which concluded that the proposed Northern Pass route is the preferred alternative, providing substantial benefits with only minimal impacts.

On January 25, 2018, Northern Pass was selected from the 46 proposal packages submitted as the winning bidder in the Massachusetts clean energy request for proposal ("RFP"), which successfully positioned Northern Pass to provide a firm delivery of hydropower to Massachusetts.  On February 1, 2018, the NHSEC voted to deny Northern Pass’ siting application. On March 28, 2018, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified Northern Pass that the EDCs had terminated its selection and all contract negotiations.

On March 30, 2018, the NHSEC released its written decision confirming its denial. NPT reviewed the written decision and filed a motion for rehearing with the NHSEC on April 27, 2018. The NHSEC issued its written decision denying Northern Pass’ motion for rehearing on July 12, 2018. We are preparing to initiate an appeal to the New Hampshire Supreme Court, based on the NHSEC’s failure to follow applicable law in its review of the project. In parallel, Northern Pass intends to pursue all available options to secure NHSEC approval and to construct the project.

The March 2018 NHSEC decision denying Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs in the first quarter of 2018. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount was recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs were recoverable as of March 31, 2018, based on our expectation that the Northern Pass project remains probable of being placed in service. The events that occurred subsequent to March 31, 2018 did not require an additional review of recoverability of the Northern Pass project costs as of June 30, 2018, which were approximately $297 million.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. If, as a result of future events and changes in circumstances, a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $297 million of capitalized project costs being written off. Such a write off could have a material adverse effect on our financial position and results of operations.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory. The NHSEC issued its written order approving the New Hampshire upgrades on October 4, 2016. All the New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been completed and placed in service.  We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for five of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on multiple projects, several of which have been placed in service. Most upgrades are expected to be completed by the end of 2019. One project is now expected to be in service by the end of 2020 and another project by mid 2021.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $273.0 million has been capitalized through June 30, 2018.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are scheduled to be placed in service through 2019. As of June 30, 2018, 21 projects have been placed in service, and three projects are in active construction. The remaining three projects are expected to enter construction in the third quarter of 2018. As of June 30, 2018, CL&P had capitalized $224.7 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NHSEC accepted the application as complete. On February 28, 2018, the New Hampshire Department of Environmental Services issued a final decision and recommended approval of the application to the NHSEC. On July 1, 2018, PSNH filed with the NHSEC, per its order, a more detailed review of potential construction methods for installing the underwater line. The review supports the original proposed method of embedding the cable in the floor of the bay as cost effective with minimal environmental impacts. The NHSEC decision is expected in late 2018 or early 2019. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had capitalized $27.2 million in costs through June 30, 2018.

Distribution Business:

A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2018
Basic Business	$87.2	$92.6	$37.5	$217.3	$29.0	$7.5	$253.8
Aging Infrastructure	54.2	45.3	41.0	140.5	87.6	27.8	255.9
Load Growth and Other	34.9	14.1	5.9	54.9	19.1	1.1	75.1
Total Distribution	176.3	152.0	84.4	412.7	135.7	36.4	584.8
Generation and Solar	—	38.5	0.8	39.3	—	—	39.3
Total	$176.3	$190.5	$85.2	$452.0	$135.7	$36.4	$624.1

2017
Basic Business	$106.8	$80.0	$37.7	$224.5	$35.3	N/A	$259.8
Aging Infrastructure	77.9	40.2	42.1	160.2	81.4	N/A	241.6
Load Growth and Other	26.4	32.2	8.1	66.7	15.9	N/A	82.6
Total Distribution	211.1	152.4	87.9	451.4	132.6	N/A	584.0
Generation and Solar	—	7.2	4.5	11.7	—	N/A	11.7
Total	$211.1	$159.6	$92.4	$463.1	$132.6	N/A	$595.7

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

Projected Capital Expenditures: We expect our total capital expenditures related to our operating companies (including shared services) for the period from 2019 to 2021 to increase from approximately $6.5 billion, as reported in our 2017 Form 10-K, to approximately $7.1 billion. The approximately $600 million increase in projected capital spending is comprised of approximately $300 million at our electric transmission segment, approximately $200 million at our electric distribution segment and approximately $100 million at our natural gas distribution segment, related to resiliency and reliability infrastructure investments.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2018. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2018.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Base Distribution Rates:

The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first half of 2018, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2017 Form 10-K.

U.S. Federal Corporate Income Taxes:

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, this act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes will be (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers depending on regulatory outcomes, and (2) the provisional regulated excess ADIT liabilities that we expect will benefit our customers in future periods, which were estimated to be approximately $2.9 billion and recognized as regulatory liabilities as of June 30, 2018.

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

On March 15, 2018, the FERC issued a notice of inquiry requesting comments from FERC-regulated utilities on whether and how the FERC should address changes in ADIT as a result of this act. Effective January 1, 2018, the local transmission service rates were updated to reflect the lower U.S. corporate federal income tax rate that resulted from the act, which impacts only the revenue requirements we currently bill customers, not the excess ADIT. On June 28, 2018, FERC granted a one-time tariff waiver related to the corporate federal income tax rate so that effective June 1, 2018, the regional transmission service rates reflect the reduced federal corporate income tax rate at 21 percent.

NSTAR Electric (effective February 1, 2018), CL&P (effective May 1, 2018) and NSTAR Gas (effective July 1, 2018) lowered rates charged to customers to reflect the impacts of the lower U.S. corporate federal income tax rate, which impacts only the revenue requirements we currently bill customers, not the excess ADIT. For further information on these rate changes, see "Connecticut" and "Massachusetts" sections below.

We will continue to evaluate the impacts of the Tax Cuts and Jobs Act on our statement of financial position, results of operations, and cash flows. The impacts will vary depending on the ultimate amount and timing of when certain income tax benefits will benefit our customers, and will vary by jurisdiction.

Storms:

In March and May 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. A storm must meet certain criteria to qualify for recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. The 2018 storms resulted in deferred storm restoration costs of approximately $274 million ($142 million for CL&P, $116 million for NSTAR Electric, and $16 million for PSNH) as of June 30, 2018. Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes.

Connecticut:

CL&P Rate Case Settlement: On April 18, 2018, PURA approved the distribution rate case settlement agreement that was reached by CL&P, the Prosecutorial Unit of PURA, and the OCC on December 15, 2017, as amended on March 23, 2018. The distribution rate case settlement agreement included, among other things, rate increases of $64.3 million, $31.1 million, and $29.2 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker, effective July 1, 2018, for capital expenditures and for capital additions for system resiliency and grid modernization. In addition, the rates charged to customers were adjusted to reflect the impacts of a lower federal income tax rate from the Tax Cuts and Jobs Act. Amounts related to the excess ADIT liabilities will be addressed in a separate proceeding. The settlement agreement also incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a future storm filing.

Yankee Gas Rate Case: On June 15, 2018, Yankee Gas filed its application with PURA, which sought rate increases of $49.0 million, $21.0 million and $16.0 million effective January 1, 2019, 2020, and 2021, respectively. As part of this filing, Yankee Gas proposes to continue its ongoing gas system expansion program; implement a Distribution Integrity Management Program cost recovery mechanism; implement a revenue decoupling rate mechanism; and recover merger costs. Yankee Gas is requesting a regulatory ROE of 10.25 percent. In addition, the rates to be charged to customers will be adjusted to reflect the impacts of a lower corporate federal income tax rate from the Tax Cuts and Jobs Act. Amounts related to excess ADIT are also being addressed in this proceeding. A final decision from PURA is expected in late 2018, with new rates anticipated to be effective January 1, 2019.

Massachusetts:

NSTAR Electric Grid Modernization Plan: On May 10, 2018, the DPU issued an order approving a grid modernization plan for NSTAR Electric.  In the order, the DPU pre-authorized $133 million in grid-facing investments over three years, adopted a regulatory review construct for pre-authorization of grid modernization investments, and allowed targeted cost recovery of eligible incremental grid-modernization capital and operations and maintenance expenses.  The pre-authorized $133 million is in addition to $100 million associated with energy storage and electric vehicle infrastructure previously approved by the DPU in the November 30, 2017 order issued in the NSTAR Electric distribution rate case.

Massachusetts Tax Proceeding: The DPU opened an investigation into the impact of the Tax Cuts and Jobs Act on Massachusetts regulated utilities. On June 29, 2018, the DPU issued a decision ordering NSTAR Gas to lower rates effective July 1, 2018 by an annualized $7.3 million. For NSTAR Electric, lower rates due to the reduction in the corporate federal income tax rate were effective February 1, 2018. A second phase of the investigation will address the excess ADIT issue and any potential rate refund for the period January 1, 2018 to the effective date of the rate changes that have occurred.

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

On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to the Purchase and Sale Agreement dated October 11, 2017. In accordance with the Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. In the second quarter of 2018, PSNH adjusted the purchase price by approximately $17 million for the thermal generation assets relating to the valuation of certain allowances, and also received amounts in escrow of $3.5 million. As a result of these adjustments, total proceeds from the sale amounted to $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydro licenses to the private investors. The order includes a 30-day rehearing period. PSNH expects to complete the sale of its hydroelectric generation assets in the third quarter of 2018 at a sale price of $83 million, subject to closing adjustments.

Full recovery of the costs of PSNH's generation assets and transaction-related expenses is expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs primarily via the issuance of bonds that are secured by a non-bypassable charge billed to PSNH's customers. On May 8, 2018, PSNH issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  For further information on the securitized RRB issuance, see "Liquidity - Rate Reduction Bonds" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legislative, Policy and Litigation Matters

New Hampshire: On January 11, 2018, the New Hampshire Supreme Court issued a decision that affirmed the lower court's October 2016 decision that the Town of Bow, New Hampshire had over-assessed the value of the property owned by PSNH for the 2012 and 2013 property tax years.  The result of this decision was that approximately $7.4 million in property taxes and interest was payable to PSNH. Of this amount, $6.9 million was refunded to PSNH as of March 31, 2018 and the remainder was received as of June 30, 2018.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Operating Revenues	$1,853.9	$1,762.8	$91.1	$4,141.8	$3,867.9	$273.9
Operating Expenses:
Purchased Power, Fuel and Transmission	653.9	549.7	104.2	1,600.7	1,303.3	297.4
Operations and Maintenance	293.9	310.2	(16.3)	626.4	648.5	(22.1)
Depreciation	199.1	189.9	9.2	403.4	376.7	26.7
Amortization	36.2	(7.8)	44.0	81.4	16.2	65.2
Energy Efficiency Programs	102.0	116.4	(14.4)	236.2	262.6	(26.4)
Taxes Other Than Income Taxes	177.5	156.2	21.3	359.8	311.4	48.4
Total Operating Expenses	1,462.6	1,314.6	148.0	3,307.9	2,918.7	389.2
Operating Income	391.3	448.2	(56.9)	833.9	949.2	(115.3)
Interest Expense	126.4	107.3	19.1	247.5	210.7	36.8
Other Income, Net	50.1	29.0	21.1	83.9	50.6	33.3
Income Before Income Tax Expense	315.0	369.9	(54.9)	670.3	789.1	(118.8)
Income Tax Expense	70.4	137.3	(66.9)	154.2	295.1	(140.9)
Net Income	244.6	232.6	12.0	516.1	494.0	22.1
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$242.7	$230.7	$12.0	$512.3	$490.2	$22.1

Operating Revenues
Operating Revenues by segment increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, as follows (the variance in electric distribution revenues reflects intercompany transmission billings in both periods):

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$17.5	$128.1
Natural Gas Distribution	20.5	41.8
Electric Transmission	(7.2)	(19.1)
Water Distribution	53.5	98.0
Other	20.0	14.5
Eliminations	(13.2)	10.6
Total Operating Revenues	$91.1	$273.9

Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, for the three and six months ended June 30, 2018, as compared to 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/ (Decrease)	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Three Months Ended June 30:
Traditional	1,803	1,823	(1.1)%	9,287	7,778	19.4%	485	472	2.8%
Decoupled	10,330	10,341	(0.1)%	8,812	8,106	8.7%	5,016	5,387	(6.9)%
Special Contracts (3)	N/A	N/A	N/A	833	1,132	(26.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	10,330	10,341	(0.1)%	9,645	9,238	4.4%	5,016	5,387	(6.9)%
Total Sales Volumes	12,133	12,164	(0.3)%	18,932	17,016	11.3%	5,501	5,859	(6.1)%

Six Months Ended June 30:
Traditional	5,650	5,522	2.3%	29,760	26,683	11.5%	953	904	5.4%
Decoupled	19,704	19,813	(0.6)%	30,685	29,130	5.3%	9,373	9,827	(4.6)%
Special Contracts (3)	N/A	N/A	N/A	1,538	2,349	(34.5)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	19,704	19,813	(0.6)%	32,223	31,479	2.4%	9,373	9,827	(4.6)%
Total Sales Volumes	25,354	25,335	0.1%	61,983	58,162	6.6%	10,326	10,731	(3.8)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through June 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

(2)	Eversource acquired its water distribution business on December 4, 2017. Prior year sales volumes have been presented for comparative purposes.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Fluctuations in retail electric sales volumes at PSNH and natural gas sales volumes at Yankee Gas impact earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision) and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above). Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

Three Months Ended: Operating Revenues, which primarily consist of base distribution revenues and tracked revenues further described below, increased $91.1 million for the three months ended June 30, 2018, as compared to the same period in 2017.

Base Electric and Natural Gas Distribution Revenues:

•
Electric distribution revenues decreased $40 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018, in which rates were adjusted to reflect the new lower federal corporate income tax rate (most of which did not impact earnings). Electric distribution revenues also decreased at NSTAR Electric due to the seasonal impact of a decoupled rate structure in 2018 as compared to a traditional rate structure with LBR recovery in 2017. The decrease in revenues was partially offset by CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
Electric distribution revenues also decreased $7.3 million due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Base natural gas distribution revenues increased $3.1 million due primarily to a $6.6 million increase in sales volumes and demand revenues driven by colder April weather in Connecticut in 2018, as well as growth in new customer base. The increase in revenues was partially offset by a $3.5 million decrease due to the reserve established to reflect the impact of the reduction in federal corporate income tax rates, effective January 1, 2018.

Tracked Electric and Natural Gas Distribution Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues. In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers.

•
Tracked electric distribution revenues increased as a result of an increase in electric energy supply costs ($27.6 million), driven by increased average retail prices. In addition, there was an increase in stranded cost recovery revenues ($23.0 million) and an increase in retail electric transmission charges ($8.9 million).

•	Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($17.4 million).

Water: Water operating revenues totaled $53.5 million for the three months ended June 30, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues decreased $7.2 million due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Six Months Ended: Operating Revenues, which primarily consist of base distribution revenues and tracked revenues further described below, increased $273.9 million for the six months ended June 30, 2018, as compared to the same period in 2017.

Base Electric and Natural Gas Distribution Revenues:

•
Electric distribution revenues decreased $49.6 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018, in which rates were adjusted to reflect the new lower federal corporate income tax rate (most of which did not impact earnings). Electric distribution revenues also decreased at NSTAR Electric due to the seasonal impact of a decoupled rate structure in 2018 as compared to a traditional rate structure with LBR recovery in 2017. The decrease in revenues was partially offset by CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings), and an increase in sales volumes primarily driven by the colder weather in January 2018, as compared to the same period in 2017, at NSTAR Electric (prior to its decoupled rate structure). Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure.

•
Electric distribution revenues also decreased $26.5 million due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Base natural gas distribution revenues increased $5.0 million due primarily to a $13.0 million increase in sales volumes and demand revenues driven by colder January and April weather in Connecticut in 2018, as well as growth in new customer base. The increase in revenues was partially offset by an $8.0 million decrease due to the reserve established to reflect the impact of the reduction in federal corporate income tax rates, effective January 1, 2018.

Tracked Electric and Natural Gas Distribution Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues. In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers.

•
Tracked electric distribution revenues increased as a result of an increase in electric energy supply costs ($136.6 million), driven by increased average retail prices. In addition, there was an increase in stranded cost recovery revenues ($18.1 million) and an increase in retail electric transmission charges ($32.9 million).

•	Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($33.6 million) and an increase in energy efficiency program revenues ($4.9 million).

Water: Water operating revenues totaled $98.0 million for the six months ended June 30, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues decreased $19.1 million due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity, natural gas and water, on behalf of our customers.  These supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$62.2	$192.5
Natural Gas Distribution	15.9	28.1
Transmission	14.2	42.8
Water Distribution	0.3	0.7
Eliminations	11.6	33.3
Total Purchased Power, Fuel and Transmission	$104.2	$297.4

The variance in electric distribution reflects intercompany transmission charges in both periods. The increase in purchased power expense at the electric distribution business for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was driven primarily by higher prices associated with the procurement of energy supply as well as higher purchased volumes at PSNH. As a result of the sale of PSNH's thermal generation assets on January 10, 2018, PSNH purchased power in place of its self-generation output in the first half of 2018. The increase in natural gas supply costs at our natural gas distribution business was due to higher average prices and sales volumes.

The increase in transmission costs for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and an increase in the retail transmission deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Bad debt expense	$8.1	$11.0
Shared corporate costs (including computer software depreciation at Eversource Service)	5.4	9.9
Employee-related expenses, including labor and benefits	(2.0)	0.1
Storm restoration costs	(8.7)	(6.5)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	(4.2)	(12.7)
Other non-tracked operations and maintenance	0.5	4.8
Total Base Electric Distribution (Non-Tracked Costs)	(0.9)	6.6
Base Natural Gas Distribution (Non-Tracked Costs)	2.3	7.6
Water Distribution (Addition of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017)	19.6	38.9
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Decrease primarily due to lower PSNH generation operations expenses due to the January 10, 2018 sale of thermal generation assets and lower transmission expenses	(30.3)	(61.7)
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	0.9	0.1
Eliminations	(7.9)	(13.6)
Total Operations and Maintenance	$(16.3)	$(22.1)

Depreciation expense increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to higher net plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement. Partially offsetting these increases were lower depreciation expense at PSNH as a result of the sale of thermal generation assets on January 10, 2018 and lower depreciation expense at NSTAR Electric due to lower depreciation composite rates effective with the NSTAR Electric rate case decision.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs. Energy supply and energy-related costs at the electric, natural gas and water companies are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense decreased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. For the three and six months ended June 30, 2018, these amounts totaled $12.7 million and $25.4 million, respectively. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified these amounts as Taxes Other than Income Taxes. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $12.7 million and $25.4 million for the three and six months ended June 30, 2018, respectively), as well as higher property taxes due to higher utility plant in service balances.

Interest Expense increased for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase in interest on long-term debt ($10.0 million) as a result of new debt issuances, the addition of Aquarion operations in 2018 ($6.5 million), an increase related to interest expense on the 2018 RRB issuance ($2.8 million) and an increase in interest on notes payable ($2.5 million), partially offset by higher AFUDC related to debt funds ($2.0 million) and a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($0.9 million).

Interest Expense increased for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase in interest on long-term debt ($23.1 million) as a result of new debt issuances, the addition of Aquarion operations in 2018 ($12.8 million) and an increase in interest on notes payable ($3.8 million), partially offset by higher AFUDC related to debt funds ($4.0 million) and a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($2.1 million).

Other Income, Net increased for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase related to pension, SERP and PBOP non-service income components ($7.1 million), an increase in gains on investments ($9.6 million), primarily related to Eversource's investment in a renewable energy fund, and higher AFUDC related to equity funds ($2.9 million).

Other Income, Net increased for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase related to pension, SERP and PBOP non-service income components ($14.3 million), an increase in gains on investments ($9.6 million), primarily related to Eversource's investment in a renewable energy fund, higher AFUDC related to equity funds ($6.0 million) and changes in the market value related to deferred compensation plans ($4.2 million).

Income Tax Expense decreased for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($63.3 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.6 million).

Income Tax Expense decreased for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the federal corporate income tax rate reduction from 35 percent to 21 percent and lower pre-tax earnings ($135.4 million), offset by higher state taxes ($1.7 million), decreased further by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.2 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Operating Revenues	$1,479.9	$1,398.9	$81.0	$1,460.9	$1,438.5	$22.4	$502.5	$483.5	$19.0
Operating Expenses:
Purchased Power, Fuel and Transmission	536.2	452.1	84.1	598.7	504.9	93.8	193.2	122.2	71.0
Operations and Maintenance	227.0	237.7	(10.7)	220.8	227.7	(6.9)	97.9	130.5	(32.6)
Depreciation	136.9	120.6	16.3	134.6	135.7	(1.1)	46.3	63.2	(16.9)
Amortization of Regulatory Assets/(Liabilities), Net	43.4	24.2	19.2	18.3	7.1	11.2	14.0	(13.5)	27.5
Energy Efficiency Programs	41.4	68.8	(27.4)	140.0	145.9	(5.9)	9.8	7.0	2.8
Taxes Other Than Income Taxes	174.7	144.4	30.3	95.9	82.7	13.2	38.7	44.0	(5.3)
Total Operating Expenses	1,159.6	1,047.8	111.8	1,208.3	1,104.0	104.3	399.9	353.4	46.5
Operating Income	320.3	351.1	(30.8)	252.6	334.5	(81.9)	102.6	130.1	(27.5)
Interest Expense	75.5	70.2	5.3	53.8	57.9	(4.1)	27.4	25.8	1.6
Other Income, Net	13.7	7.5	6.2	26.9	15.5	11.4	8.2	4.7	3.5
Income Before Income Tax Expense	258.5	288.4	(29.9)	225.7	292.1	(66.4)	83.4	109.0	(25.6)
Income Tax Expense	60.2	106.9	(46.7)	60.6	113.7	(53.1)	22.5	43.1	(20.6)
Net Income	$198.3	$181.5	$16.8	$165.1	$178.4	$(13.3)	$60.9	$65.9	$(5.0)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	Percent
CL&P	10,222	10,168	54	0.5%
NSTAR Electric	11,357	11,352	5	—%
PSNH	3,775	3,815	(40)	(1.0)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision), fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased for the six months ended June 30, 2018, as compared to the same period in 2017, as follows:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Operating Revenues	$81.0	$22.4	$19.0

Base Distribution Revenues:

•
CL&P's distribution revenues increased $5.6 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
NSTAR Electric's distribution revenues decreased $51.9 million due primarily to lower base distribution rates, as per the DPU-approved rate case decision that became effective February 1, 2018, in which rates were adjusted to reflect the new lower federal corporate income tax rate (most of which did not impact earnings). Electric distribution revenues also decreased due to the seasonal impact of a decoupled rate structure in 2018 as compared to a traditional rate structure with LBR recovery in 2017. The decrease in revenues was partially offset by an increase in January 2018 sales volumes, as compared to January 2017, primarily driven by the colder weather. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure, and changes in sales volumes no longer impact earnings.

•
PSNH's base distribution revenues decreased $3.3 million for the six months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of a rate change due to the completion of the full recovery of certain costs in revenues. The majority of this decrease did not impact earnings.

•
Distribution revenues decreased $16.6 million at CL&P, 3.7 million at NSTAR Electric and 6.2 million at PSNH due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues increased/(decreased) for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement	$91.7	$44.2	$0.7
Retail transmission	4.2	25.6	3.1
Stranded cost recovery	0.9	(9.9)	27.1
Other distribution tracking mechanisms	(5.6)	17.2	3.7

Transmission Revenues: Transmission revenues decreased $8.8 million and $10.9 million at CL&P and NSTAR Electric, respectively, due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  For PSNH, these costs also include PSNH's generation of electricity.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$64.2	$59.9	$68.4
Transmission Costs	12.9	25.5	4.4
Eliminations	7.0	8.4	(1.8)
Total Purchased Power, Fuel and Transmission	$84.1	$93.8	$71.0

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers. In order to meet the demand of customers who have not migrated to third party suppliers, PSNH also procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation. The increase in purchased power costs for the six months ended June 30, 2018, as compared to same period in 2017, was due primarily to the following:

•	The increase at CL&P was due primarily to an increase in the price of power procured on behalf of our customers.

•	The increase at NSTAR Electric was due primarily to higher prices associated with the procurement of energy supply, partially offset by slightly lower purchased volumes.

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service tracking mechanism. As a result of the sale of its thermal generation assets on January 10, 2018, PSNH purchased power in place of its self-generation output in the first half of 2018.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs for the six months ended June 30, 2018, as compared to the same period in 2017, at CL&P, NSTAR Electric and PSNH was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Bad debt expense	$5.7	$5.4	$(0.1)
Shared corporate costs (including computer software depreciation at Eversource Service)	3.7	5.1	1.1
Employee-related expenses, including labor and benefits	4.5	(3.2)	(1.2)
Storm restoration costs	(4.2)	(0.5)	(1.8)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	(10.4)	1.8	(4.1)
Other non-tracked operations and maintenance	(3.2)	6.8	1.2
Total Base Electric Distribution (Non-Tracked Costs)	(3.9)	15.4	(4.9)
Tracked Costs:
Decrease of PSNH generation operations expenses due to the January 10, 2018 sale of thermal generation assets	—	—	(24.4)
Transmission expenses	(9.5)	(8.2)	(0.7)
Other tracked operations and maintenance	2.7	(14.1)	(2.6)
Total Tracked Costs	(6.8)	(22.3)	(27.7)
Total Operations and Maintenance	$(10.7)	$(6.9)	$(32.6)

Depreciation increased/(decreased) for the six months ended June 30, 2018, as compared to same period in 2017, due primarily to the following:

•	The increase at CL&P is due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

•	The decrease at NSTAR Electric is due to lower depreciation composite rates effective with the NSTAR Electric rate case decision, partially offset by higher net plant in service.

•	The decrease at PSNH is due to lower net plant in service balances as a result of the sale of thermal generation assets on January 10, 2018.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets/(Liabilities), Net increased at CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs and the majority is recovered from customers in rates and has no impact on earnings. Energy Efficiency Programs expense decreased for the six months ended June 30, 2018, as compared to same period in 2017, due primarily to the following:

•
The decrease at CL&P is due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. In the first half of 2018, this amount totaled $25.4 million. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

•
The decrease at NSTAR Electric is due to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers.

Taxes Other Than Income Taxes increased/(decreased) for the six months ended June 30, 2018, as compared to same period in 2017, due primarily to the following:

•
The increase at CL&P is due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $25.4 million for the first half of 2018), as well as higher property taxes due to higher utility plant balances.

•	The increase at NSTAR Electric is due primarily to higher property taxes due to higher utility plant balances.

•
The decrease at PSNH is due primarily to the absence of property taxes as a result of the sale of thermal generation assets on January 10, 2018 and a 2018 refund of disputed property taxes for prior years from the Town of Bow, New Hampshire, partially offset by higher property taxes due to higher utility plant balances.

Interest Expense increased/(decreased) for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

•	The increase at CL&P is due primarily to higher interest on long-term debt as a result of new debt issuances ($4.8 million).

•	The decrease at NSTAR Electric is due primarily to a decrease in regulatory deferrals, which decreased interest expense ($3.3 million).

•
The increase at PSNH is due primarily to interest on RRBs ($2.8 million) and higher interest on short-term borrowings ($1.4 million), partially offset by lower interest on long-term debt ($2.6 million).

Other Income, Net increased for the six months ended June 30, 2018, as compared to same period in 2017, due primarily to the following:

•	The increase at CL&P is due to an increase related to pension, SERP and PBOP non-service income components ($4.4 million) and higher AFUDC related to equity funds ($1.3 million).

•	The increase at NSTAR Electric is due to an increase related to pension, SERP and PBOP non-service income components ($8.1 million) and higher AFUDC related to equity funds ($3.2 million).

•
The increase at PSNH is due to interest income primarily related to a 2018 refund of disputed property taxes for prior years ($2.6 million) and an increase related to pension, SERP and PBOP non-service income components ($1.3 million).

Income Tax Expense decreased for the six months ended June 30, 2018, as compared to same period in 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate tax rate from 35 percent to 21 percent and lower pre-tax earnings ($46.7 million).

•
The decrease at NSTAR Electric was due primarily to the federal corporate income tax rate reduction from 35 percent to 21 percent and lower pre-tax earnings ($54.8 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.7 million).

•	The decrease at PSNH was due primarily to the federal corporate income tax rate reduction from 35 percent to 21 percent and lower pre-tax earnings ($20.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $16.8 million for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase in transmission earnings driven by a higher transmission rate base, a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act, lower employee benefit plan costs, lower non-tracked operations and maintenance expense, and the impact of the CL&P base distribution rate increase effective May 1, 2018. The earnings increase was partially offset by higher depreciation expense, higher property tax expense, and higher interest expense.

NSTAR Electric's earnings decreased $13.3 million for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to lower electric distribution margin (which includes the seasonal impact of a decoupled rate structure at NSTAR Electric in 2018 as compared to a traditional rate structure with LBR recovery in 2017, partially offset by a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act), higher non-tracked operations and maintenance expense, and higher property tax expense. The earnings decrease was partially offset by an increase in transmission earnings driven by a higher transmission rate base, lower interest expense, and lower depreciation expense.

PSNH's earnings decreased $5.0 million for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to lower generation earnings due to the sale of thermal generation assets on January 10, 2018. The earnings decrease was partially offset by a net earnings benefit from lower income tax expense as compared to lower distribution revenues resulting from the Tax Cuts and Jobs Act, an increase in transmission earnings driven by a higher transmission rate base, lower non-tracked operations and maintenance expense, and lower property tax expense due to the 2018 refund of disputed property taxes for prior tax years.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $268.1 million for the six months ended June 30, 2018, as compared to $355.7 million in the same period of 2017.  The decrease in operating cash flows was due primarily to cash payments made in the first six months of 2018 for storm restoration costs of approximately $71 million and an increase in pension contributions of $39.9 million. Partially offsetting these decreases were the timing of collections and payments related to our working capital items, including accounts payable.

NSTAR Electric had cash flows provided by operating activities of $202.7 million for the six months ended June 30, 2018, as compared to $215.5 million in the same period of 2017.  The decrease in operating cash flows was due primarily to cash payments made for storm restoration costs of approximately $85 million and income tax payments made in 2018 of $57.9 million, compared to income tax refunds received in 2017 of $14.5 million, and an increase of $43.8 million in Pension and PBOP contributions made in 2018, as compared to 2017. Partially offsetting these decreases were increases in certain regulatory overrecoveries and the timing of payments related to our working capital items, including accounts payable.

PSNH had cash flows provided by operating activities of $112.8 million for the six months ended June 30, 2018, as compared to $142.1 million in the same period of 2017.  The decrease in operating cash flows was due primarily to the timing of collections and payments of our working capital items, including accounts receivable and accounts payable and increases in regulatory underrecoveries. Partially offsetting these decreases were $17.5 million in lower income tax payments made in 2018, compared to 2017.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2018	2017	Increase/ (Decrease)
Operating Revenues	$694.9	$666.6	$28.3
Operating Expenses:
Purchased Power and Transmission	234.3	207.2	27.1
Operations and Maintenance	109.7	108.9	0.8
Depreciation	69.4	60.8	8.6
Amortization of Regulatory Assets, Net	15.4	11.4	4.0
Energy Efficiency Programs	18.6	32.2	(13.6)
Taxes Other Than Income Taxes	84.4	70.5	13.9
Total Operating Expenses	531.8	491.0	40.8
Operating Income	163.1	175.6	(12.5)
Interest Expense	38.7	35.3	3.4
Other Income, Net	7.1	4.2	2.9
Income Before Income Tax Expense	131.5	144.5	(13.0)
Income Tax Expense	31.8	53.2	(21.4)
Net Income	$99.7	$91.3	$8.4

Operating Revenues
Sales Volumes: A summary of CL&P's retail electric GWh sales volumes was as follows:

	For the Three Months Ended June 30,
	2018	2017	Increase	Percent
CL&P	4,846	4,838	8	0.2%

Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $28.3 million for the three months ended June 30, 2018, as compared to the same period in 2017.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $5.9 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
Distribution revenues decreased $4.2 million due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective May 1, 2018, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Revenues: Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues increased/(decreased) for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Energy supply procurement	$33.9
Retail transmission	(3.7)
Other distribution tracking mechanisms	(5.1)

Transmission Revenues: Transmission revenues decreased $2.2 million due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$24.1
Transmission Costs	0.8
Eliminations	2.2
Total Purchased Power and Transmission	$27.1

Purchased Power Costs: The increase in purchased power costs was due primarily to an increase in the price of power procured on behalf of our customers.

Transmission Costs: The increase in transmission costs was due primarily to the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Bad debt expense	$4.6
Storm restoration costs	(5.0)
Other non-tracked operations and maintenance	0.6
Total Base Electric Distribution (Non-Tracked Costs)	0.2
Total Tracked Costs	0.6
Total Operations and Maintenance	$0.8

Depreciation expense increased for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased at CL&P for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for state energy policy initiatives and expanded energy efficiency programs and the majority is recovered from customers in rates and has no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended June 30, 2018, as compared to same period in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. For the three months ended June 30, 2018, this amount totaled $12.7 million. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

Taxes Other Than Income Taxes increased for the three months ended June 30, 2018, as compared to same period in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $12.7 million for the three months ended June 30, 2018), as well as higher property taxes due to higher utility plant balances.

Income Tax Expense decreased for the three months ended June 30, 2018, as compared to same period in 2017, due primarily to the lower federal tax rate and lower pre-tax earnings ($23.0 million) and lower state taxes ($1.1 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.7 million).

EARNINGS SUMMARY

CL&P's earnings increased $8.4 million for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the impact of the CL&P base distribution rate increase effective May 1, 2018, and lower employee benefit plan costs. The earnings increase was partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2018, our Regulated companies held collateral (letters of credit or cash) of $10 million from counterparties related to our standard service contracts.  As of June 30, 2018, Eversource had $24.6 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2018 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2018	103,494	$59.46	—	—
May 1 - May 31, 2018	3,643	58.17	—	—
June 1 - June 30, 2018	7,345	56.57	—	—
Total	114,482	$59.23	—	—

ITEM 6.	EXHIBITS

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

EVERSOURCE ENERGY

August 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer