Form 10-Q
period 2018-09-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2018-11-06
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2018

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	200 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

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
Other Terms and Abbreviations:
Access Northeast
A project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge"), and National Grid plc ("National Grid") through Algonquin Gas Transmission, LLC ("AGT") to bring needed additional natural gas pipeline and storage capacity to New England.

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$59,092	$38,165
Receivables, Net	1,091,589	925,083
Unbilled Revenues	170,044	201,361
Fuel, Materials, Supplies and Inventory	192,508	223,063
Regulatory Assets	436,704	741,868
Prepayments and Other Current Assets	203,434	138,009
Assets Held for Sale	—	219,550
Total Current Assets	2,153,371	2,487,099

Property, Plant and Equipment, Net	24,967,702	23,617,463

Deferred Debits and Other Assets:
Regulatory Assets	4,716,631	4,497,447
Goodwill	4,427,266	4,427,266
Marketable Securities	585,960	585,419
Other Long-Term Assets	664,739	605,692
Total Deferred Debits and Other Assets	10,394,596	10,115,824

Total Assets	$37,515,669	$36,220,386

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,067,200	$1,088,087
Long-Term Debt – Current Portion	387,310	549,631
Rate Reduction Bonds – Current Portion	52,332	—
Accounts Payable	962,298	1,085,034
Obligations to Third Party Suppliers	199,762	144,046
Regulatory Liabilities	344,708	128,071
Other Current Liabilities	616,662	594,176
Total Current Liabilities	3,630,272	3,589,045

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,386,324	3,297,518
Regulatory Liabilities	3,706,792	3,637,273
Derivative Liabilities	385,865	377,257
Accrued Pension, SERP and PBOP	1,013,182	1,228,091
Other Long-Term Liabilities	1,094,019	1,073,501
Total Deferred Credits and Other Liabilities	9,586,182	9,613,640

Long-Term Debt	12,151,536	11,775,889

Rate Reduction Bonds	583,331	—

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,234,044	6,239,940
Retained Earnings	3,882,695	3,561,084
Accumulated Other Comprehensive Loss	(59,582)	(66,403)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,408,778	11,086,242

Total Liabilities and Capitalization	$37,515,669	$36,220,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2018	2017	2018	2017

Operating Revenues	$2,271,425	$1,988,512	$6,413,243	$5,856,458

Operating Expenses:
Purchased Power, Fuel and Transmission	842,291	651,776	2,442,953	1,955,129
Operations and Maintenance	344,475	307,773	970,881	956,274
Depreciation	208,671	194,466	612,077	571,152
Amortization	92,711	41,848	174,108	58,058
Energy Efficiency Programs	129,965	129,205	366,162	391,761
Taxes Other Than Income Taxes	187,291	168,193	547,155	479,648
Total Operating Expenses	1,805,404	1,493,261	5,113,336	4,412,022
Operating Income	466,021	495,251	1,299,907	1,444,436
Interest Expense	125,201	108,719	372,734	319,477
Other Income, Net	16,718	28,536	100,656	79,178
Income Before Income Tax Expense	357,538	415,068	1,027,829	1,204,137
Income Tax Expense	66,278	152,818	220,497	447,921
Net Income	291,260	262,250	807,332	756,216
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$289,380	$260,370	$801,693	$750,577

Basic Earnings Per Common Share	$0.91	$0.82	$2.53	$2.36

Diluted Earnings Per Common Share	$0.91	$0.82	$2.52	$2.36

Dividends Declared Per Common Share	$0.51	$0.48	$1.52	$1.43

Weighted Average Common Shares Outstanding:
Basic	317,360,110	317,393,029	317,367,252	317,415,848
Diluted	317,967,311	317,949,396	317,948,498	318,007,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$291,260	$262,250	$807,332	$756,216
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	432	519	1,627	1,567
Changes in Unrealized (Losses)/Gains on Marketable Securities	(136)	(1,872)	(724)	733
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,110	673	5,918	(633)
Other Comprehensive Income/(Loss), Net of Tax	1,406	(680)	6,821	1,667
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$290,786	$259,690	$808,514	$752,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$807,332	$756,216
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	612,077	571,152
Deferred Income Taxes	70,402	374,863
Uncollectible Expense	50,720	30,111
Pension, SERP and PBOP Expense, Net	5,192	16,891
Pension and PBOP Contributions	(188,874)	(197,900)
Regulatory Overrecoveries, Net	189,932	185,952
Amortization	174,108	58,058
Other	(129,039)	(197,876)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(212,326)	(107,473)
Fuel, Materials, Supplies and Inventory	44,702	23,686
Taxes Receivable/Accrued, Net	70,885	88,856
Accounts Payable	(72,591)	(96,551)
Other Current Assets and Liabilities, Net	(14,858)	(30,138)
Net Cash Flows Provided by Operating Activities	1,407,662	1,475,847

Investing Activities:
Investments in Property, Plant and Equipment	(1,885,081)	(1,642,280)
Proceeds from Sales of Marketable Securities	405,276	520,664
Purchases of Marketable Securities	(396,277)	(506,302)
Proceeds from the Sale of PSNH Generation Assets	193,924	—
Other Investing Activities	(23,405)	(24,173)
Net Cash Flows Used in Investing Activities	(1,705,563)	(1,652,091)

Financing Activities:
Cash Dividends on Common Shares	(480,082)	(451,562)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(222,110)	(231,500)
Issuance of Rate Reduction Bonds	635,663	—
Issuance of Long-Term Debt	1,300,000	1,250,000
Retirement of Long-Term Debt	(860,855)	(320,000)
Other Financing Activities	(20,361)	171
Net Cash Flows Provided by Financing Activities	346,616	241,470
Net Increase in Cash, Cash Equivalents and Restricted Cash	48,715	65,226
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	85,890	106,750
Cash, Cash Equivalents and Restricted Cash - End of Period	$134,605	$171,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$977	$6,028
Receivables, Net	466,768	370,676
Accounts Receivable from Affiliated Companies	32,074	28,181
Unbilled Revenues	53,690	54,154
Materials, Supplies and Inventory	45,757	48,438
Regulatory Assets	128,793	200,281
Prepaid Property Taxes	60,532	17,884
Prepayments and Other Current Assets	15,470	29,042
Total Current Assets	804,061	754,684

Property, Plant and Equipment, Net	8,753,744	8,271,030

Deferred Debits and Other Assets:
Regulatory Assets	1,545,012	1,444,935
Other Long-Term Assets	175,488	159,597
Total Deferred Debits and Other Assets	1,720,500	1,604,532

Total Assets	$11,278,305	$10,630,246

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$45,900	$69,500
Long-Term Debt – Current Portion	250,000	300,000
Accounts Payable	347,443	367,605
Accounts Payable to Affiliated Companies	86,772	82,201
Obligations to Third Party Suppliers	64,283	52,860
Accrued Taxes	78,507	21,665
Regulatory Liabilities	126,574	38,967
Other Current Liabilities	152,147	159,961
Total Current Liabilities	1,151,626	1,092,759

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,136,221	1,103,367
Regulatory Liabilities	1,131,234	1,112,136
Derivative Liabilities	385,779	376,918
Accrued Pension, SERP and PBOP	301,946	354,469
Other Long-Term Liabilities	130,069	128,135
Total Deferred Credits and Other Liabilities	3,085,249	3,075,025

Long-Term Debt	3,003,625	2,759,135

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,210,765	2,110,765
Retained Earnings	1,650,182	1,415,741
Accumulated Other Comprehensive Income	306	269
Common Stockholder's Equity	3,921,605	3,587,127

Total Liabilities and Capitalization	$11,278,305	$10,630,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$865,028	$774,762	$2,344,903	$2,173,629

Operating Expenses:
Purchased Power and Transmission	314,571	259,005	850,794	711,154
Operations and Maintenance	128,523	123,511	355,500	361,166
Depreciation	72,017	63,727	208,899	184,275
Amortization of Regulatory Assets, Net	54,031	34,574	97,437	58,799
Energy Efficiency Programs	30,240	37,739	71,606	106,483
Taxes Other Than Income Taxes	92,987	79,067	267,662	223,482
Total Operating Expenses	692,369	597,623	1,851,898	1,645,359
Operating Income	172,659	177,139	493,005	528,270
Interest Expense	37,609	36,313	113,107	106,577
Other Income, Net	7,098	7,913	20,722	15,402
Income Before Income Tax Expense	142,148	148,739	400,620	437,095
Income Tax Expense	41,818	52,595	102,010	159,450
Net Income	$100,330	$96,144	$298,610	$277,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$100,330	$96,144	$298,610	$277,645
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	96	58	298
Changes in Unrealized (Losses)/Gains on Marketable Securities	(5)	(64)	(21)	25
Other Comprehensive (Loss)/Income, Net of Tax	(12)	32	37	323
Comprehensive Income	$100,318	$96,176	$298,647	$277,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$298,610	$277,645
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	208,899	184,275
Deferred Income Taxes	28,637	90,132
Uncollectible Expense	12,135	1,755
Pension, SERP, and PBOP Expense, Net	6,594	6,421
Pension Contributions	(41,150)	(1,875)
Regulatory (Under)/Over Recoveries, Net	(1,136)	71,413
Amortization of Regulatory Assets, Net	97,437	58,799
Other	(55,827)	(23,911)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(126,513)	(70,936)
Taxes Receivable/Accrued, Net	72,702	69,335
Accounts Payable	(15,303)	(1,649)
Other Current Assets and Liabilities, Net	(33,965)	(36,340)
Net Cash Flows Provided by Operating Activities	451,120	625,064

Investing Activities:
Investments in Property, Plant and Equipment	(660,673)	(621,882)
Other Investing Activities	167	185
Net Cash Flows Used in Investing Activities	(660,506)	(621,697)

Financing Activities:
Cash Dividends on Common Stock	(60,000)	(205,200)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	100,000	—
Issuance of Long-Term Debt	500,000	525,000
Retirement of Long-Term Debt	(300,000)	(250,000)
Decrease in Notes Payable to Eversource Parent	(23,600)	(80,100)
Premium on Issuance of Long-Term Debt	—	21,937
Other Financing Activities	(7,584)	(6,322)
Net Cash Flows Provided by Financing Activities	204,647	1,146
Net (Decrease)/Increase in Cash and Restricted Cash	(4,739)	4,513
Cash and Restricted Cash - Beginning of Period	9,619	8,403
Cash and Restricted Cash - End of Period	$4,880	$12,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,367	$1,763
Receivables, Net	457,695	341,341
Accounts Receivable from Affiliated Companies	43,767	40,723
Unbilled Revenues	55,046	49,865
Materials, Supplies and Inventory	66,361	95,517
Regulatory Assets	193,541	333,882
Prepayments and Other Current Assets	18,128	24,499
Total Current Assets	836,905	887,590

Property, Plant and Equipment, Net	8,576,096	8,246,494

Deferred Debits and Other Assets:
Regulatory Assets	1,226,811	1,190,575
Prepaid PBOP	153,142	126,948
Other Long-Term Assets	107,208	84,766
Total Deferred Debits and Other Assets	1,487,161	1,402,289

Total Assets	$10,900,162	$10,536,373

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$240,500	$234,000
Notes Payable to Eversource Parent	16,000	—
Accounts Payable	296,208	340,115
Accounts Payable to Affiliated Companies	77,329	91,260
Obligations to Third Party Suppliers	133,865	88,721
Renewable Portfolio Standards Compliance Obligations	100,782	111,524
Regulatory Liabilities	168,225	79,562
Other Current Liabilities	113,728	79,916
Total Current Liabilities	1,146,637	1,025,098

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,279,302	1,275,814
Regulatory Liabilities	1,566,285	1,514,451
Accrued Pension and SERP	6,171	89,995
Other Long-Term Liabilities	219,050	198,176
Total Deferred Credits and Other Liabilities	3,070,808	3,078,436

Long-Term Debt	2,944,616	2,943,759

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,608,442	1,502,942
Retained Earnings	2,088,157	1,944,961
Accumulated Other Comprehensive Loss	(1,498)	(1,823)
Common Stockholder's Equity	3,695,101	3,446,080

Total Liabilities and Capitalization	$10,900,162	$10,536,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$939,460	$851,922	$2,400,324	$2,290,432

Operating Expenses:
Purchased Power and Transmission	383,208	294,115	981,895	799,007
Operations and Maintenance	123,634	118,777	344,478	346,469
Depreciation	70,616	68,746	205,210	204,442
Amortization of Regulatory Assets, Net	17,149	10,131	35,467	17,243
Energy Efficiency Programs	89,430	82,611	229,408	228,543
Taxes Other Than Income Taxes	49,927	47,830	145,740	130,492
Total Operating Expenses	733,964	622,210	1,942,198	1,726,196
Operating Income	205,496	229,712	458,126	564,236
Interest Expense	26,958	30,810	80,780	88,715
Other Income, Net	13,697	9,165	40,567	24,610
Income Before Income Tax Expense	192,235	208,067	417,913	500,131
Income Tax Expense	51,640	82,301	112,247	196,001
Net Income	$140,595	$125,766	$305,666	$304,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$140,595	$125,766	$305,666	$304,130
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	(4)	3	(12)
Qualified Cash Flow Hedging Instruments	110	109	328	328
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1)	(18)	(6)	7
Other Comprehensive Income, Net of Tax	110	87	325	323
Comprehensive Income	$140,705	$125,853	$305,991	$304,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$305,666	$304,130
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	205,210	204,442
Deferred Income Taxes	16,203	100,335
Uncollectible Expense	20,433	14,937
Pension, SERP and PBOP Income, Net	(15,855)	(7,586)
Pension and PBOP Contributions	(60,454)	(83,040)
Regulatory Overrecoveries, Net	180,797	71,647
Amortization of Regulatory Assets, Net	35,467	17,243
Other	(49,178)	(47,972)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(155,669)	(113,960)
Materials, Supplies and Inventory	29,156	11,483
Taxes Receivable/Accrued, Net	42,148	71,705
Accounts Payable	(13,178)	(42,519)
Other Current Assets and Liabilities, Net	33,543	4,982
Net Cash Flows Provided by Operating Activities	574,289	505,827

Investing Activities:
Investments in Property, Plant and Equipment	(538,973)	(467,275)
Other Investing Activities	46	(3,565)
Net Cash Flows Used in Investing Activities	(538,927)	(470,840)

Financing Activities:
Cash Dividends on Common Stock	(161,000)	(214,500)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Capital Contributions from Eversource Parent	105,500	2,300
Increase in Notes Payable to Eversource Parent	16,000	—
Increase/(Decrease) in Notes Payable	6,500	(80,600)
Issuance of Long-Term Debt	—	350,000
Other Financing Activities	(239)	(3,410)
Net Cash Flows (Used in)/Provided by Financing Activities	(34,709)	52,320
Increase in Cash, Cash Equivalents and Restricted Cash	653	87,307
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,708	15,506
Cash, Cash Equivalents and Restricted Cash - End of Period	$15,361	$102,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$7,462	$900
Receivables, Net	115,706	92,774
Accounts Receivable from Affiliated Companies	20,007	5,297
Unbilled Revenues	39,760	49,448
Materials, Supplies and Inventory	39,877	40,285
Regulatory Assets	61,379	130,134
Special Deposits	26,863	728
Prepayments and Other Current Assets	7,600	28,203
Assets Held for Sale	—	219,550
Total Current Assets	318,654	567,319

Property, Plant and Equipment, Net	2,826,541	2,642,274

Deferred Debits and Other Assets:
Regulatory Assets	892,075	810,677
Other Long-Term Assets	19,252	42,391
Total Deferred Debits and Other Assets	911,327	853,068

Total Assets	$4,056,522	$4,062,661

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$46,600	$262,900
Long-Term Debt – Current Portion	—	110,000
Rate Reduction Bonds – Current Portion	52,332	—
Accounts Payable	118,523	128,685
Accounts Payable to Affiliated Companies	35,699	24,676
Dividends Payable to Eversource Parent	—	150,000
Accrued Interest	19,615	6,722
Renewable Portfolio Standards Compliance Obligations	29,867	27,765
Regulatory Liabilities	39,661	6,251
Other Current Liabilities	34,790	33,437
Total Current Liabilities	377,087	750,436

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	457,512	443,468
Regulatory Liabilities	433,822	444,397
Accrued Pension, SERP and PBOP	126,839	124,639
Other Long-Term Liabilities	35,901	56,689
Total Deferred Credits and Other Liabilities	1,054,074	1,069,193

Long-Term Debt	894,100	892,438

Rate Reduction Bonds	583,331	—

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	538,134	843,134
Retained Earnings	612,919	511,382
Accumulated Other Comprehensive Loss	(3,123)	(3,922)
Common Stockholder's Equity	1,147,930	1,350,594

Total Liabilities and Capitalization	$4,056,522	$4,062,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Operating Revenues	$290,203	$250,032	$792,700	$733,572

Operating Expenses:
Purchased Power, Fuel and Transmission	100,763	57,099	293,975	179,289
Operations and Maintenance	55,429	65,104	153,296	195,637
Depreciation	23,223	32,084	69,524	95,266
Amortization of Regulatory Assets/(Liabilities), Net	27,357	2,835	41,318	(10,658)
Energy Efficiency Programs	5,863	4,007	15,694	11,040
Taxes Other Than Income Taxes	21,095	22,936	59,775	66,935
Total Operating Expenses	233,730	184,065	633,582	537,509
Operating Income	56,473	65,967	159,118	196,063
Interest Expense	16,593	12,896	43,977	38,676
Other Income, Net	16,095	2,664	24,253	7,367
Income Before Income Tax Expense	55,975	55,735	139,394	164,754
Income Tax Expense	15,309	22,012	37,857	65,128
Net Income	$40,666	$33,723	$101,537	$99,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017	2018	2017

Net Income	$40,666	$33,723	$101,537	$99,626
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	268	291	835	872
Changes in Unrealized (Losses)/Gains on Marketable Securities	(7)	(112)	(36)	43
Other Comprehensive Income, Net of Tax	261	179	799	915
Comprehensive Income	$40,927	$33,902	$102,336	$100,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$101,537	$99,626
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	69,524	95,266
Deferred Income Taxes	11,473	43,217
Regulatory (Under)/Over Recoveries, Net	(19,764)	8,910
Amortization of Regulatory Assets/(Liabilities), Net	41,318	(10,658)
Other	(3,104)	(7,866)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(32,819)	(30,276)
Fuel, Materials, Supplies and Inventory	14,555	4,263
Taxes Receivable/Accrued, Net	10,929	10,749
Accounts Payable	(3,828)	18,394
Other Current Assets and Liabilities, Net	27,844	32,300
Net Cash Flows Provided by Operating Activities	217,665	263,925

Investing Activities:
Investments in Property, Plant and Equipment	(236,206)	(215,470)
Proceeds from the Sale of Generation Assets	193,924	—
Proceeds from the Sale of Property	4,782	—
Other Investing Activities	367	113
Net Cash Flows Used in Investing Activities	(37,133)	(215,357)

Financing Activities:
Cash Dividends on Common Stock	(150,000)	(23,900)
Capital Contribution from Eversource Parent	225,000	—
Return of Capital	(530,000)	—
Issuance of Rate Reduction Bonds	635,663	—
Retirement of Long-Term Debt	(110,000)	(70,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(216,300)	41,400
Other Financing Activities	1,080	(187)
Net Cash Flows Used in Financing Activities	(144,557)	(52,687)
Net Increase/(Decrease) in Cash and Restricted Cash	35,975	(4,119)
Cash and Restricted Cash - Beginning of Period	2,191	5,953
Cash and Restricted Cash - End of Period	$38,166	$1,834

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2018 and December 31, 2017, the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017.  The results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric and natural gas distribution and transmission businesses, and water distribution business, are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries. See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective: In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, allowing a transition method to adopt the new leases standard as of the adoption date and recognizing a cumulative-effect to the opening balance of retained earnings in the period of adoption, with comparative periods presented in the financial statements continuing to follow existing lease accounting guidance under Topic 840 (Leases) in the accounting literature. The Company intends to adopt the transition method allowed in ASU 2018-11. The Company will implement the new leases standard in the first quarter of 2019 and apply the Topic 842 lease criteria to new leases and lease renewals entered into effective on or after January 1, 2019.  The requirements of the new leases standard include balance sheet recognition of leases previously deemed to be operating leases, and additional disclosure requirements.  The Company is in the process of evaluating what impact the ASU, including the practical expedients, will have on its financial statements, including reviewing its lease population. The Company has decided to elect the practical expedient package whereby it need not reassess whether a contract is or contains a lease or whether a lease is an operating or capital lease and it need not reassess initial direct costs for leases. As of December 31, 2017, Eversource’s total future undiscounted minimum rental payments, excluding executory costs, under long-term noncancelable operating and capital leases were less than $100 million.

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

The Company identified an item that was accounted for differently under the new revenue guidance, as compared to the previously existing guidance. As a result of applying guidance on the unit of account under the new standard, purchases of power from and sales of power to ISO-New England are now accounted for net by the hour, rather than net by the month. This change increased Operating Revenues and Purchased Power, Fuel and Transmission by $0.4 million and $22.4 million, respectively, for the three and nine months ended September 30, 2018, with no impact on net income.

On January 1, 2018, Eversource adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities.  The ASU removed the available-for-sale designation for equity securities, whereby changes in fair value were previously recorded in accumulated other comprehensive income within shareholders' equity, and required changes in fair value of all equity securities to be recorded in earnings effective January 1, 2018. There was no cumulative effect of adoption. Unrealized gains recorded in Other Income, Net were $2.4 million and $2.6 million for the three and nine months ended September 30, 2018, respectively. For further information, see Note 5, "Marketable Securities," to the financial statements.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU required separate presentation of service cost from other components of net pension, SERP and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU has been applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. As of September 30, 2018, the non-service cost components of net pension, SERP and PBOP costs that were not capitalized in plant were recorded as an increase to regulatory liabilities of approximately $30 million, as these amounts continue to be included in rates. See Note 1G, "Summary of Significant Accounting Policies - Other Income, Net," to the financial statements for the portion of pension, SERP and PBOP costs that are presented as non-operating income for the three and nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2017, the amounts, which were previously presented within Operations and Maintenance expense on the statements of income, totaled $7.3 million at Eversource, $0.4 million at CL&P, $4.7 million at NSTAR Electric and $1.5 million at PSNH, and have been retrospectively presented within Other Income, Net. For the nine months ended September 30, 2017, these amounts were $22.9 million at Eversource, $1.3 million at CL&P, $14.5 million at NSTAR Electric and $4.5 million at PSNH.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted two accounting standards relating to the statement of cash flows; ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Restricted Cash. As a result of implementing ASU 2016-15, dividends from equity method investments of $16.4 million and $14.0 million for the nine months ended September 30, 2018 and 2017, respectively, are presented in operating activities at Eversource, for which the 2017 amounts were previously classified in investing activities. ASU 2016-18 required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Both standards were applied retrospectively, as required, and neither had a material impact on Eversource's, CL&P's, NSTAR Electric's or PSNH's statements of cash flows. See Note 1I, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements for a reconciliation of cash and cash equivalents as reported on the balance sheet to the statement of cash flows, which includes amounts described as restricted cash and restricted cash equivalents.

C.    Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As of September 30, 2018, our capitalized Northern Pass project costs were approximately $302 million.

In March 2018, the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application and the Massachusetts EDCs terminated the selection of, and subsequent contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. On April 27, 2018, NPT filed a motion for rehearing with the NHSEC and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. On August 10, 2018, NPT filed an appeal to the New Hampshire Supreme Court, based on the NHSEC’s failure to follow applicable law in its review of the project. On October 12, 2018, the New Hampshire Supreme Court accepted this appeal and directed the NHSEC to transmit the record of its proceedings to the Court by December 11, 2018. The Supreme Court has not yet issued a schedule for the balance of the appeal process. In parallel, NPT intends to continue to pursue all available options to secure NHSEC approval and to construct the project.

The March 2018 NHSEC denial of Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs in the first quarter of 2018. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount was recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs were recoverable as of March 31, 2018, based on our expectation that the Northern Pass project remains probable of being placed in service. The events that occurred subsequent to March 31, 2018 did not require an additional review of the recoverability of the Northern Pass project costs as of September 30, 2018.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region.  If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $302 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.

D.     Impairment of Access Northeast
Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). Eversource's investments include a 40 percent ownership interest in Access Northeast, which is accounted for as an equity method investment. Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.  Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist and developing undiscounted future cash flows.

In 2015 and 2016, AGT sought to secure long-term natural gas pipeline capacity contracts with EDCs in Massachusetts, Connecticut, New Hampshire, Maine, and Rhode Island. Subsequently, in 2016, the Massachusetts Supreme Judicial Court and the NHPUC each ruled that state statutes precluded the state regulatory agencies from approving those contracts in Massachusetts and New Hampshire, respectively. The New Hampshire Supreme Court overruled the NHPUC decision in May 2018. Legislative changes are needed in Massachusetts to allow the DPU to approve natural gas pipeline capacity contracts. No such changes have occurred during any legislative session in 2017 or 2018.

In September 2018, certain non-Eversource natural gas related events in eastern Massachusetts resulted in widespread property and system damage, personal injuries, and a fatality. As a result of these events, compounded by the failure to secure Massachusetts legislation to date, we believe there is significant uncertainty around the future timing of, and ability to secure, needed legislative change affecting the natural gas industry and pipeline expansion, which may significantly delay the completion of the Access Northeast project.

Eversource identified the September 2018 natural gas related event, compounded by the adverse legislative environment, as negative evidence that indicated potential impairment. Our impairment assessment uses a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project, and involves significant management judgment and estimation, including projections of the project’s discounted cash flows and assumptions about exit price. As of September 30, 2018, management determined that the future cash flows of the Access Northeast project are uncertain and can no longer be reasonably estimated and that the book value of our equity method investment is not recoverable. As a result, for the three months ended September 30, 2018, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income, representing the full carrying value of our equity method investment.

E.    Provision for Uncollectible Accounts
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

The total provision for both uncollectible accounts and for uncollectible hardship accounts (the uncollectible hardship balance is included in the total provision) is included in Receivables, Net on the balance sheets, and is as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Eversource	$218.1	$195.7	$132.6	$122.5
CL&P	84.6	78.9	68.3	65.5
NSTAR Electric	82.0	69.7	46.5	40.3
PSNH	11.3	10.5	—	—

In accordance with new revenue accounting guidance, uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Eversource	$21.5	$14.4	$50.7	$30.1
CL&P	4.4	3.6	12.1	1.8
NSTAR Electric	9.1	8.1	20.4	14.9
PSNH	1.6	1.5	4.9	5.2

F.    Fair Value Measurements
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

G.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2018				September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$14.8	$2.0	$9.0	$2.0	$7.3	$0.4	$4.7	$1.5
AFUDC Equity	12.0	3.3	4.2	—	9.2	3.3	2.7	—
Equity in Earnings/(Loss) and Impairment of Unconsolidated Affiliates (2)	(27.9)	—	0.2	—	5.1	—	0.3	—
Investment Income/(Loss)	1.8	0.7	(0.4)	0.1	4.6	3.1	0.9	0.7
Interest Income (3)	10.8	0.9	0.2	9.6	2.3	1.1	0.6	0.5
Gain on Sale of Property	5.0	—	0.5	4.4	—	—	—	—
Other	0.2	0.2	—	—	—	—	—	—
Total Other Income, Net (1)	$16.7	$7.1	$13.7	$16.1	$28.5	$7.9	$9.2	$2.7

	For the Nine Months Ended
	September 30, 2018				September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$44.6	$7.3	$26.8	$6.4	$22.9	$1.3	$14.5	$4.5
AFUDC Equity	32.6	9.4	11.5	—	23.8	8.2	6.7	—
Equity in Earnings/(Loss) and Impairment of Unconsolidated Affiliates (2)	(0.4)	—	0.6	—	23.0	—	0.2	—
Investment Income	2.2	0.9	0.6	0.2	3.7	2.4	2.1	1.2
Interest Income (3)	16.2	2.9	0.6	13.3	5.8	3.5	1.1	1.6
Gain on Sale of Property	5.0	—	0.5	4.4	—	—	—	—
Other	0.5	0.2	—	—	—	—	—	0.1
Total Other Income, Net (1)	$100.7	$20.7	$40.6	$24.3	$79.2	$15.4	$24.6	$7.4

(1)
As a result of the adoption of new accounting guidance, the non-service related components of pension, SERP and PBOP benefit costs are presented as non-operating income and recorded in Other Income, Net on the statements of income. The 2017 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, have been retrospectively presented within Other Income, Net for the three and nine months ended September 30, 2017. Eversource elected the practical expedient in the accounting guidance that allows the Company to use the amounts disclosed in its Pension Benefits and Postretirement Benefits Other Than Pension footnote for the prior period presentations as the estimation basis for applying the retrospective presentation requirements.

(2) For the three months ended September 30, 2018, equity in earnings/(loss) and impairment of unconsolidated affiliates includes an other-than-temporary impairment of $32.9 million in the Access Northeast project investment. See Note 1D, "Summary of Significant Accounting Policies - Impairment of Access Northeast," for further information. For the nine months ended September 30, 2018 and 2017, equity in earnings includes $17.6 million and $9.7 million of unrealized gains associated with an investment in a renewable energy fund, respectively.

(3) See Note 2, "Regulatory Accounting," for interest income recognized in the third quarter of 2018 for the equity return component of carrying charges on storm costs at PSNH.

H.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Eversource	$43.5	$40.3	$122.5	$118.2
CL&P	40.6	37.8	107.7	103.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from the amounts above are $10.7 million and $36.1 million of amounts recorded as Taxes Other than Income Taxes for the three and nine months ended September 30, 2018, respectively, related to the future remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts are shown separately with collections in Operating Revenues and expenses in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

I.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2018	As of September 30, 2017
Eversource	$303.7	$307.7
CL&P	103.0	113.4
NSTAR Electric	62.5	92.5
PSNH	48.3	39.6

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents, and restricted cash as reported on the statements of cash flows:

	As of September 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$59.1	$1.0	$2.4	$7.5	$38.2	$6.0	$1.8	$0.9
Restricted cash included in:
Prepayments and Other Current Assets	51.4	3.5	12.9	26.8	24.4	3.1	12.8	0.5
Marketable Securities	20.9	0.4	0.1	0.7	23.3	0.5	0.1	0.8
Other Long-Term Assets	3.2	—	—	3.2	—	—	—	—
Cash, Cash Equivalents, and Restricted Cash reported on the Statements of Cash Flows	$134.6	$4.9	$15.4	$38.2	$85.9	$9.6	$14.7	$2.2

Restricted cash included in Prepayments and Other Current Assets and Other Long-Term Assets, shown above, primarily represents required ISO-NE cash deposits and cash collections related to the PSNH RRB customer charges that are held in trust. Restricted cash included in Marketable Securities, shown above, represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

As a result of implementing new accounting guidance for the statement of cash flows, the reclassification of the change in restricted cash balances, which was previously classified as operating activities, resulted in a decrease of $30.2 million in the total cash and restricted cash change for the nine months ended September 30, 2017.

J.    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our regulated companies have established a liability to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate. Eversource, CL&P, NSTAR Electric and PSNH's effective tax rate has decreased, as compared to the prior period, as a result of incurring a lower federal income tax expense, which is reflected on the statements of income for the three and nine months ended September 30, 2018. See Note 16, "Revenues," for further information on the amounts deducted from revenues.

Eversource's annual return to provision process in the third quarter of 2018 resulted in significant benefits as a result of both tax reform and changes in Connecticut state tax legislation that resulted in the remeasurement of a tax reserve.  These benefits from both federal tax reform and Connecticut tax law change reduced income tax expense by an aggregate $18 million for the three months ended September 30, 2018.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,988.4	$447.4	$541.2	$172.0	$2,068.8	$469.2	$560.7	$212.3
Income Taxes, Net	720.7	448.1	112.9	15.6	768.9	453.8	113.2	21.7
Securitized Stranded Costs	618.6	—	—	618.6	—	—	—	—
Deferred Costs from Generation Asset Sale	—	—	—	—	516.1	—	—	516.1
Storm Restoration Costs, Net	598.5	319.7	222.1	56.7	404.8	216.7	146.6	41.5
Regulatory Tracker Mechanisms	257.8	39.5	128.4	74.9	509.9	85.3	273.0	116.4
Derivative Liabilities	360.0	359.9	—	—	367.2	362.3	—	—
Goodwill-related	352.6	—	302.7	—	365.2	—	313.6	—
Asset Retirement Obligations	87.5	31.8	41.3	3.3	101.0	30.3	39.0	17.0
Other Regulatory Assets	169.2	27.4	71.7	12.4	137.4	27.6	78.4	15.8
Total Regulatory Assets	5,153.3	1,673.8	1,420.3	953.5	5,239.3	1,645.2	1,524.5	940.8
Less: Current Portion	436.7	128.8	193.5	61.4	741.9	200.3	333.9	130.1
Total Long-Term Regulatory Assets	$4,716.6	$1,545.0	$1,226.8	$892.1	$4,497.4	$1,444.9	$1,190.6	$810.7

Securitized Stranded Costs: On May 8, 2018, a subsidiary of PSNH issued $635.7 million of securitized RRBs to finance PSNH's unrecovered stranded costs associated with the divestiture of its generation assets. Securitized regulatory assets, which are not earning an equity return, are being recovered over the amortization period of the associated RRBs. The PSNH RRBs are expected to be repaid by February 1, 2033. The stranded costs related to the difference between the carrying value and the fair value less costs to sell the thermal generation assets were reflected as a deferred cost in the table above as of December 31, 2017, and are reflected in the securitized stranded costs balance as of September 30, 2018.

Storm Restoration Costs, Net:
2018 Storms: In 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. A storm must meet certain criteria to qualify for deferral and recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. The 2018 storms resulted in deferred storm restoration costs of approximately $266 million ($149 million for CL&P, $101 million for NSTAR Electric, and $16 million for PSNH), which were reflected in Storm Restoration Costs, Net in the table above as of September 30, 2018. Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes.

On September 17, 2018, the NHPUC approved the recovery of $49 million, plus carrying charges, in storm costs incurred from August 2011 through March 2013 and the transfer of funding from PSNH’s major storm funding reserve to offset those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. The storm cost deferral is separate from the major storm funding reserve that is being collected from customers. As a result of the approval, PSNH recognized $8.7 million (pre-tax) within Other Income, Net on our statement of income in the third quarter of 2018 for the equity return component of the carrying charges, which have been billed and collected. Storm costs incurred from March 2013 through 2016 are currently being audited by the NHPUC staff.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $104.6 million (including $27.6 million for CL&P, $53.3 million for NSTAR Electric and $3.9 million for PSNH) and $105.8 million (including $18.2 million for CL&P, $42.7 million for NSTAR Electric and $27.2 million for PSNH) of additional regulatory costs as of September 30, 2018 and December 31, 2017, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Excess ADIT due to Tax Cuts and Jobs Act	$2,876.9	$1,026.3	$1,100.5	$397.4	$2,882.0	$1,031.6	$1,087.9	$405.1
Cost of Removal	516.4	37.8	305.7	24.9	502.1	23.2	293.8	37.9
Benefit Costs	127.1	—	107.2	0.5	132.3	—	112.6	—
Regulatory Tracker Mechanisms	345.6	111.9	168.3	38.5	136.7	34.6	77.8	5.0
AFUDC - Transmission	68.6	47.8	20.8	—	67.1	48.8	18.3	—
Revenue Subject to Refund	36.2	8.3	3.7	9.4	—	—	—	—
Other Regulatory Liabilities	80.7	25.7	28.3	2.8	45.2	12.9	3.7	2.7
Total Regulatory Liabilities	4,051.5	1,257.8	1,734.5	473.5	3,765.4	1,151.1	1,594.1	450.7
Less: Current Portion	344.7	126.6	168.2	39.7	128.1	39.0	79.6	6.3
Total Long-Term Regulatory Liabilities	$3,706.8	$1,131.2	$1,566.3	$433.8	$3,637.3	$1,112.1	$1,514.5	$444.4

Revenue Subject to Refund: The regulatory liability balance represents the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric, May 1, 2018 for CL&P and July 1, 2018 for NSTAR Gas, base rates charged to customers have been adjusted to reflect the new federal income tax rate. As part of CL&P's 2018 rate case settlement, a new capital tracker regulatory mechanism was established, which includes the refund of the reserve for the higher federal corporate income tax rate to customers between January 1, 2018 through April 30, 2018 in rates, from July 1, 2018 through December 31, 2018.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2018	As of December 31, 2017
(Millions of Dollars)
Distribution - Electric	$14,794.9	$14,410.5
Distribution - Natural Gas	3,371.2	3,244.2
Transmission - Electric	9,733.6	9,270.9
Distribution - Water	1,594.3	1,558.4
Solar	109.3	36.2
Utility	29,603.3	28,520.2
Other (1)	759.0	693.7
Property, Plant and Equipment, Gross	30,362.3	29,213.9
Less: Accumulated Depreciation
Utility	(7,065.4)	(6,846.9)
Other	(325.4)	(286.9)
Total Accumulated Depreciation	(7,390.8)	(7,133.8)
Property, Plant and Equipment, Net	22,971.5	22,080.1
Construction Work in Progress	1,996.2	1,537.4
Total Property, Plant and Equipment, Net	$24,967.7	$23,617.5

	As of September 30, 2018			As of December 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution	$6,027.1	$6,651.1	$2,157.0	$5,888.3	$6,479.0	$2,083.4
Transmission	4,513.7	3,915.5	1,255.6	4,239.9	3,821.2	1,161.3
Solar	—	109.3	—	—	36.2	—
Property, Plant and Equipment, Gross	10,540.8	10,675.9	3,412.6	10,128.2	10,336.4	3,244.7
Less: Accumulated Depreciation	(2,297.4)	(2,673.0)	(762.1)	(2,239.0)	(2,550.2)	(751.8)
Property, Plant and Equipment, Net	8,243.4	8,002.9	2,650.5	7,889.2	7,786.2	2,492.9
Construction Work in Progress	510.3	573.2	176.0	381.8	460.3	149.4
Total Property, Plant and Equipment, Net	$8,753.7	$8,576.1	$2,826.5	$8,271.0	$8,246.5	$2,642.3

(1)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2018			As of December 31, 2017
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Eversource	Level 2	$0.8	$(0.5)	$0.3	$—	$—	$—
CL&P	Level 3	8.8	(4.8)	4.0	9.5	(7.1)	2.4
Long-Term Derivative Assets:
CL&P	Level 3	75.0	(2.3)	72.7	71.9	(5.3)	66.6
Current Derivative Liabilities:
Eversource	Level 2	—	—	—	(4.5)	—	(4.5)
CL&P	Level 3	(50.8)	—	(50.8)	(54.4)	—	(54.4)
Long-Term Derivative Liabilities:
Eversource	Level 2	(0.1)	—	(0.1)	(0.4)	—	(0.4)
CL&P	Level 3	(385.8)	—	(385.8)	(376.9)	—	(376.9)

(1)
Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

For further information on the fair value of derivative contracts, see Note 1F, "Summary of Significant Accounting Policies - Fair Value Measurements," to the financial statements.

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

As of September 30, 2018 and December 31, 2017, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the price of 10.6 million and 9.5 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2018 and 2017, there were gains of $1.6 million and $0.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2018 and 2017, there were losses of $25.8 million and $30.3 million, respectively.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2018					As of December 31, 2017
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	7.44	per kW-Month	2022-2026	$5.00	—	8.70	per kW-Month	2021 - 2026
Forward Reserve	$0.95	—	2.00	per kW-Month	2019-2024	$1.00	—	2.00	per kW-Month	2018 - 2024

Exit price premiums of 1 percent through 16 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

Significant increases or decreases in future energy, capacity or forward reserve prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in risk premiums would increase the fair value of the derivative liability.  Changes in these fair values are recorded as a regulatory asset or liability and do not impact net income.

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	2018	2017
Derivatives, Net:
Fair Value as of Beginning of Period	$(369.3)	$(394.8)	$(362.3)	$(420.5)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	1.2	(0.7)	(27.0)	(15.9)
Settlements	8.2	13.9	29.4	54.8
Fair Value as of End of Period	$(359.9)	$(381.6)	$(359.9)	$(381.6)

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

Equity Securities: In accordance with new accounting guidance, unrealized gains and losses on equity securities are recorded in Other Income, Net on the statements of income. The fair value of equity securities subject to this guidance as of September 30, 2018 and December 31, 2017 was $54.5 million and $50 million, respectively.  For the three and nine months ended September 30, 2018, there were unrealized gains of $2.4 million and $2.6 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts, which had fair values of $258.0 million and $263.8 million as of September 30, 2018 and December 31, 2017, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2018				As of December 31, 2017
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$292.8	$0.8	$(2.7)	$290.9	$284.9	$3.2	$(1.1)	$287.0

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $247.1 million and $242.3 million as of September 30, 2018 and December 31, 2017, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the three and nine months ended September 30, 2018 and 2017.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of September 30, 2018, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$28.5	$28.5
One to five years	48.7	48.3
Six to ten years	61.8	61.2
Greater than ten years	153.8	152.9
Total Debt Securities	$292.8	$290.9

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2018	As of December 31, 2017
Level 1:
Mutual Funds and Equities	$312.5	$313.8
Money Market Funds	20.9	23.3
Total Level 1	$333.4	$337.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$80.8	$70.2
Corporate Debt Securities	41.8	50.9
Asset-Backed Debt Securities	14.3	21.2
Municipal Bonds	121.2	110.7
Other Fixed Income Securities	11.9	10.7
Total Level 2	$270.0	$263.7
Total Marketable Securities	$603.4	$600.8

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

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of September 30, 2018 or December 31, 2017. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of September 30, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$826.7	$979.3	$623.3	$470.7	2.34%	1.86%
NSTAR Electric Commercial Paper Program	240.5	234.0	409.5	416.0	2.17%	1.55%

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

As of September 30, 2018, there were intercompany loans from Eversource parent of $45.9 million to CL&P, $46.6 million to PSNH and $16.0 million to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"). Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $196.9 million to Eversource Service, $108.0 million to Aquarion, and $117.2 million to NSTAR Gas as of September 30, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

We believe the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repaid at maturity on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repaid at maturity on May 1, 2018
Other:
Eversource Parent 2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repaid long-term debt that matured in 2018
Eversource Parent 1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repaid at maturity on January 15, 2018
Eversource Parent 1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repaid at maturity on May 1, 2018
Yankee Gas 4.13% Series O First Mortgage Bonds	September 2018	50.0	October 2048	Repaid long-term debt that matured in 2018
NSTAR Gas 4.09% Series P First Mortgage Bonds	September 2018	100.0	October 2048	Repaid short-term borrowings
Yankee Gas 6.90% Series J First Mortgage Bonds	October 2018	(100.0)	October 2018	Repaid at maturity on October 1, 2018

(1)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

On October 10, 2018, PSNH delivered a redemption notice for its $89.3 million adjustable rate 2001 Series A Pollution Control Revenue Bonds.  The bonds, which are scheduled to mature on May 1, 2021, will be redeemed on November 28, 2018 at a redemption price of $89.3 million.  The bonds are classified as Long-Term Debt on the balance sheet as of September 30, 2018.

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

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover stranded costs resulting from the divestiture of PSNH’s generation assets.

The proceeds were used to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections will be used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property. Cash collections from the stranded cost recovery charges and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

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

(Millions of Dollars)
Balance Sheet:	As of September 30, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$26.9
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2
Securitized Stranded Cost (included in Regulatory Assets)	618.6
Other Regulatory Liabilities (included in Regulatory Liabilities)	1.0
Accrued Interest (included in Other Current Liabilities)	8.8
Rate Reduction Bonds - Current Portion	52.3
Rate Reduction Bonds - Long-Term Portion	583.3

(Millions of Dollars) Income Statement:	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.2	$17.1
Interest Expense on RRB Principal (included in Interest Expense)	6.0	8.8

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

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The service cost component of net periodic benefit expense and the intercompany allocations, less the capitalized portions, are included in Operations and Maintenance expense on the statements of income.  The remaining components of net periodic benefit costs for pension, SERP and PBOP are included in Other Income, Net on the statements of income. Capitalized amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized and deferred portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$20.9	$5.2	$4.3	$2.7	$17.4	$4.6	$3.8	$2.4
Interest Cost	49.2	10.5	10.9	5.5	47.2	10.5	10.7	5.3
Expected Return on Plan Assets	(97.8)	(19.4)	(26.6)	(10.8)	(83.5)	(17.8)	(21.9)	(10.0)
Actuarial Loss	35.7	7.1	10.1	3.3	33.9	6.8	10.4	3.0
Prior Service Cost	2.0	0.2	0.1	0.1	1.2	0.4	0.2	0.1
Total Net Periodic Benefit Expense/(Income)	$10.0	$3.6	$(1.2)	$0.8	$16.2	$4.5	$3.2	$0.8
Intercompany Allocations	N/A	$1.5	$1.6	$0.5	N/A	$2.4	$2.3	$0.8
Capitalized Pension Expense	$6.6	$2.0	$1.8	$0.8	$5.5	$2.4	$2.0	$0.4

	Pension and SERP
	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$64.2	$16.2	$13.1	$8.4	$53.8	$13.9	$11.7	$7.3
Interest Cost	147.1	31.4	32.6	16.4	140.7	31.3	31.9	15.9
Expected Return on Plan Assets	(293.8)	(59.7)	(78.3)	(32.6)	(250.5)	(53.9)	(65.8)	(29.9)
Actuarial Loss	107.6	21.9	31.0	9.8	101.3	20.7	30.9	8.7
Prior Service Cost	6.0	0.8	0.2	0.2	3.4	1.1	0.4	0.4
Total Net Periodic Benefit Expense/(Income)	$31.1	$10.6	$(1.4)	$2.2	$48.7	$13.1	$9.1	$2.4
Intercompany Allocations	N/A	$4.5	$4.8	$1.4	N/A	$7.4	$6.9	$2.5
Capitalized Pension Expense	$20.2	$6.2	$5.8	$2.3	$16.5	$7.3	$5.7	$1.1

	PBOP
	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$2.5	$0.4	$0.5	$0.3	$2.4	$0.5	$0.4	$0.3
Interest Cost	7.7	1.5	2.2	0.9	6.8	1.3	2.2	0.8
Expected Return on Plan Assets	(18.2)	(2.6)	(8.1)	(1.5)	(16.0)	(2.4)	(7.2)	(1.4)
Actuarial Loss	2.6	0.4	0.5	0.2	2.2	0.2	0.9	0.1
Prior Service Cost/(Credit)	(6.0)	0.3	(4.3)	0.1	(5.3)	0.3	(4.3)	0.2
Total Net Periodic Benefit Income	$(11.4)	$—	$(9.2)	$—	$(9.9)	$(0.1)	$(8.0)	$—
Intercompany Allocations	N/A	$(0.3)	$(0.3)	$(0.1)	N/A	$(0.2)	$(0.2)	$(0.1)
Capitalized PBOP Expense/(Income)	$0.7	$0.1	$0.2	$0.1	$(4.8)	$(0.1)	$(4.1)	$—

	PBOP
	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$7.5	$1.4	$1.6	$0.9	$7.1	$1.5	$1.4	$1.0
Interest Cost	23.0	4.4	6.5	2.5	20.3	4.0	6.5	2.3
Expected Return on Plan Assets	(54.2)	(7.8)	(24.4)	(4.5)	(47.8)	(7.3)	(21.6)	(4.1)
Actuarial Loss	7.7	1.2	1.7	0.6	6.9	0.7	2.6	0.4
Prior Service Cost/(Credit)	(17.6)	0.8	(12.7)	0.4	(16.1)	0.8	(12.8)	0.4
Total Net Periodic Benefit Income	$(33.6)	$—	$(27.3)	$(0.1)	$(29.6)	$(0.3)	$(23.9)	$—
Intercompany Allocations	N/A	$(0.8)	$(1.0)	$(0.3)	N/A	$(0.5)	$(0.8)	$(0.3)
Capitalized PBOP Expense/(Income)	$2.3	$0.5	$0.7	$0.3	$(14.3)	$(0.4)	$(12.1)	$—

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2018		As of December 31, 2017
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	60	$66.6	59	$54.9
CL&P	14	5.0	14	4.7
NSTAR Electric	17	10.9	15	2.7
PSNH	9	5.5	10	5.7

The increase in the reserve balance was due primarily to the addition of an environmental site at NSTAR Electric and changes in cost estimates at certain MGP sites under investigation for which additional remediation will be required.

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $52.3 million and $49.0 million as of September 30, 2018 and December 31, 2017, respectively, and related primarily to the natural gas business segment.

These reserve estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource's, CL&P's, NSTAR Electric's and PSNH's responsibility for remediation or the extent of remediation required, recently enacted laws and regulations, or changes in cost estimates due to certain economic factors.  It is possible that new information or future developments could require a reassessment of the potential exposure to required environmental remediation.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of September 30, 2018:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$184.9	2021
Various	Surety Bonds (2)	42.7	2018 - 2019
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	6.6	2019 - 2024

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is now expected to begin in early 2019.

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

A summary of the four separate complaints and the base ROEs pertinent to those complaints were as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of September 30, 2018 (in millions)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—

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

(2)
All amounts associated with the first complaint period have been refunded, which totaled $38.9 million (pre-tax and excluding interest) at Eversource and reflected both the base ROE and incentive cap prescribed by the FERC order. The refund consisted of $22.4 million for CL&P, $13.7 million for NSTAR Electric and $2.8 million for PSNH.

(3)
The reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2018.

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

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply them in each of the four complaint proceedings. Briefs and reply briefs will be filed in the first quarter of 2019.

The FERC order included illustrative calculations for the first complaint, using FERC's proposed frameworks with financial data from that complaint. Those preliminary calculations indicated that for the first complaint period, for the NETOs that FERC concludes are of average financial risk, (1) a preliminary range of presumptively just and reasonable base ROEs is 9.60 percent to 10.99 percent; (2) the pre-existing base ROE of 11.14 percent is therefore unjust and unreasonable; (3) the preliminary just and reasonable base ROE is 10.41 percent; and (4) the preliminary incentive cap on total ROE is 13.08 percent. If the results of these illustrative calculations were included in a final FERC order, then the 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for the first complaint period.

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as significant changes to the methodology by FERC are possible as a result of the parties’ arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order does not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

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

E.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, HEEC, and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to compel HEEC to comply with cable depth requirements in the United States Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

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

10.    ASSETS HELD FOR SALE

In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, pursuant to which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approved this agreement as well as the final divestiture plan and auction process in the second half of 2016. On October 11, 2017, PSNH entered into two Purchase and Sale Agreements with private investors, one to sell its thermal generation assets at a purchase price of $175 million, subject to adjustment, (the “Thermal Agreement”) and a second to sell its hydroelectric generation assets at a purchase price of $83 million, subject to adjustment (the “Hydro Agreement”). The NHPUC approved these agreements in late November 2017, at which time the Company classified these assets as held for sale.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to the Thermal Agreement. In accordance with the Thermal Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. In the second quarter of 2018, the purchase price was further adjusted by $17.3 million relating to the valuation of certain allowances. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydroelectric licenses to private investors. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to the Hydro Agreement. In accordance with the Hydro Agreement, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.7 million, resulting in net proceeds of $77.3 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.2 million. An estimated gain from the sale of these assets was included as an offset to the total stranded costs associated with the sale of generation assets.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs to finance PSNH's unrecovered stranded costs associated with the divestiture of its generation assets, which included the deferred costs resulting from the sale of the thermal generation assets. These bonds are secured by a non-bypassable charge billed to PSNH's customers. As of September 30, 2018, unamortized securitized stranded costs totaled $618.6 million and are included in Regulatory Assets on the Eversource and PSNH balance sheets. As of December 31, 2017, the deferred costs resulting from the thermal generation asset sale of $516.1 million represented the difference between the carrying value and the fair value less cost to sell the thermal generation assets. For further information on the securitized RRB issuance, see Note 7, "Rate Reduction Bonds and Variable Interest Entities."

For the three and nine months ended September 30, 2018, pre-tax income associated with the hydroelectric assets prior to the sale on August 26, 2018, was $0.7 million and $9.9 million, respectively. For the three and nine months ended September 30, 2017, pre-tax income associated with PSNH's generation assets was $14.6 million and $44.7 million, respectively.

As of September 30, 2018, all generation assets had been sold and as a result, no generation assets were classified as held for sale. As of December 31, 2017, PSNH's generation assets held for sale, which were included in current assets on the Eversource and PSNH balance sheets, and were part of the Electric Distribution reportable segment, were as follows:

(Millions of Dollars)	As of December 31, 2017
Thermal Gross Plant	$1,091.4
Hydroelectric Gross Plant	83.0
Accumulated Depreciation	(575.4)
Net Plant	599.0
Fuel and Inventory	87.7
Materials and Supplies	27.3
Emissions Allowances	19.1
Other Assets	2.6
Deferred Costs from Thermal Generation Asset Sale	(516.1)
Total Generation Assets Held for Sale	$219.6

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$163.0	$116.2	$120.2	$43.0	$42.8	$—	$—
Long-Term Debt	12,538.8	12,517.4	3,253.6	3,420.4	2,944.6	2,990.0	894.1	904.3
Rate Reduction Bonds	635.7	631.3	—	—	—	—	635.7	631.3

As of December 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.8	$116.2	$116.5	$43.0	$44.3	$—	$—
Long-Term Debt	12,325.5	12,877.1	3,059.1	3,430.5	2,943.8	3,156.5	1,002.4	1,038.2

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1F, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(6.2)	$—	$(60.2)	$(66.4)	$(8.2)	$0.4	$(57.5)	$(65.3)

OCI Before Reclassifications	—	(0.7)	2.6	1.9	—	0.7	(3.5)	(2.8)
Amounts Reclassified from AOCI	1.6	—	3.3	4.9	1.6	—	2.9	4.5
Net OCI	1.6	(0.7)	5.9	6.8	1.6	0.7	(0.6)	1.7
Balance as of End of Period	$(4.6)	$(0.7)	$(54.3)	$(59.6)	$(6.6)	$1.1	$(58.1)	$(63.6)

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

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. For further information, see Note 1G, "Summary of Significant Accounting Policies - Other Income, Net," and Note 8, "Pension Benefits and Postretirement Benefits Other Than Pension."

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2018 and	Issued as of
	Par Value	December 31, 2017	September 30, 2018	December 31, 2017
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

As of both September 30, 2018 and December 31, 2017, there were 16,992,594 Eversource common shares held as treasury shares.  As of both September 30, 2018 and December 31, 2017, there were 316,885,808 Eversource common shares outstanding.

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2018 and 2017 and $5.6 million for each of the nine months ended September 30, 2018 and 2017. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2018 and December 31, 2017. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income Attributable to Common Shareholders	$289.4	$260.4	$801.7	$750.6
Weighted Average Common Shares Outstanding:
Basic	317,360,110	317,393,029	317,367,252	317,415,848
Dilutive Effect	607,201	556,367	581,246	591,194
Diluted	317,967,311	317,949,396	317,948,498	318,007,042
Basic EPS	$0.91	$0.82	$2.53	$2.36
Diluted EPS	$0.91	$0.82	$2.52	$2.36

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

The following table presents operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$1,111.7	$42.8	$—	$41.2	$—	$—	$1,195.7
Commercial	789.6	40.8	—	17.9	—	(1.2)	847.1
Industrial	98.7	18.9	—	1.3	—	(2.6)	116.3
Total Retail Tariff Sales Revenue	2,000.0	102.5	—	60.4	—	(3.8)	2,159.1
Wholesale Transmission Revenue	—	—	364.5	—	11.7	(300.2)	76.0
Wholesale Market Sales Revenue	48.8	11.4	—	1.3	—	—	61.5
Other Revenue from Contracts with Customers	20.2	(0.5)	3.1	1.9	212.9	(213.5)	24.1
Reserve for Revenue Subject to Refund	5.2	(3.5)	—	(1.3)	—	—	0.4
Total Revenue from Contracts with Customers	2,074.2	109.9	367.6	62.3	224.6	(517.5)	2,321.1
Alternative Revenue Programs	(51.6)	(1.5)	(37.0)	1.1	—	33.8	(55.2)
Other Revenue	4.8	0.6	—	0.1	—	—	5.5
Total Operating Revenues	$2,027.4	$109.0	$330.6	$63.5	$224.6	$(483.7)	$2,271.4

	For the Nine Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$2,900.4	$395.9	$—	$100.9	$—	$—	$3,397.2
Commercial	2,023.0	245.4	—	47.9	—	(3.4)	2,312.9
Industrial	268.6	71.9	—	3.4	—	(7.5)	336.4
Total Retail Tariff Sales Revenue	5,192.0	713.2	—	152.2	—	(10.9)	6,046.5
Wholesale Transmission Revenue	—	—	988.9	—	34.4	(826.9)	196.4
Wholesale Market Sales Revenue	141.4	41.4	—	3.1	—	—	185.9
Other Revenue from Contracts with Customers	54.4	(1.4)	9.4	5.4	658.1	(659.8)	66.1
Reserve for Revenue Subject to Refund	(21.2)	(11.5)	—	(3.3)	—	—	(36.0)
Total Revenue from Contracts with Customers	5,366.6	741.7	998.3	157.4	692.5	(1,497.6)	6,458.9
Alternative Revenue Programs	(57.2)	(3.2)	(45.3)	3.7	—	41.5	(60.5)
Other Revenue	12.4	2.0	—	0.4	—	—	14.8
Total Operating Revenues	$5,321.8	$740.5	$953.0	$161.5	$692.5	$(1,456.1)	$6,413.2

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$539.6	$414.8	$157.3	$1,410.0	$1,071.6	$418.8
Commercial	259.0	443.8	87.3	702.2	1,083.8	238.4
Industrial	39.4	38.0	21.3	111.8	96.9	59.9
Total Retail Tariff Sales Revenue	838.0	896.6	265.9	2,224.0	2,252.3	717.1
Wholesale Transmission Revenue	179.1	128.3	57.1	469.8	367.7	151.4
Wholesale Market Sales Revenue	13.3	18.1	17.4	34.3	56.4	52.3
Other Revenue from Contracts with Customers	9.3	10.3	4.0	25.0	27.9	11.4
Reserve for Revenue Subject to Refund	8.3	—	(3.1)	(8.3)	(3.7)	(9.2)
Total Revenue from Contracts with Customers	1,048.0	1,053.3	341.3	2,744.8	2,700.6	923.0
Alternative Revenue Programs	(64.3)	(15.4)	(8.9)	(68.4)	(15.6)	(18.5)
Other Revenue	2.8	1.8	0.2	6.5	5.1	0.8
Eliminations	(121.5)	(100.2)	(42.4)	(338.0)	(289.8)	(112.6)
Total Operating Revenues	$865.0	$939.5	$290.2	$2,344.9	$2,400.3	$792.7

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

Reserve for Revenue Subject to Refund: Current base rates include an estimate of income taxes, which was based on the U.S. federal corporate income tax rate in effect at the time of the rate proceeding. Eversource established a liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. Eversource expects to refund these amounts to customers through various rate mechanisms in the future, depending on regulatory outcomes, and CL&P began refunding these amounts in the third quarter of 2018.

NSTAR Electric (effective February 1, 2018), CL&P (effective May 1, 2018) and NSTAR Gas (effective July 1, 2018) lowered distribution rates charged to customers to reflect the new federal corporate income tax rate. PSNH will adjust distribution rates to reflect the lower federal income tax rate, effective July 1, 2019, or earlier if a rate case is filed for rates effective prior to July 1, 2019. As part of Yankee Gas' rate case settlement, if approved, distribution rates will be adjusted to reflect the lower federal income tax rate, effective November 15, 2018.

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

17.    SEGMENT INFORMATION

Presentation:  Eversource is organized among the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities prior to sales in January and August 2018, and NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources. On December 4, 2017, Eversource acquired Aquarion, which was considered to be a new operating segment, water distribution. Though the water distribution segment does not meet quantitative thresholds under the segment reporting accounting guidance, based on qualitative factors including the nature of the water distribution business, Water Distribution was deemed a reportable segment beginning in the first quarter of 2018.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,027.4	$109.0	$330.6	$63.5	$224.6	$(483.7)	$2,271.4
Depreciation and Amortization	(206.1)	(13.9)	(58.3)	(11.7)	(12.0)	0.6	(301.4)
Other Operating Expenses	(1,562.2)	(102.4)	(96.7)	(25.5)	(200.9)	483.7	(1,504.0)
Operating Income/(Loss)	$259.1	$(7.3)	$175.6	$26.3	$11.7	$0.6	$466.0
Interest Expense	$(52.4)	$(11.3)	$(30.3)	$(8.5)	$(30.5)	$7.8	$(125.2)
Other Income, Net	32.2	1.5	9.0	0.7	251.7	(278.4)	16.7
Net Income/(Loss) Attributable to Common Shareholders	173.8	(12.6)	109.5	17.6	271.1	(270.0)	289.4

	For the Nine Months Ended September 30, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,321.8	$740.5	$953.0	$161.5	$692.5	$(1,456.1)	$6,413.2
Depreciation and Amortization	(486.0)	(59.6)	(171.8)	(34.6)	(35.9)	1.7	(786.2)
Other Operating Expenses	(4,238.6)	(585.7)	(268.7)	(73.9)	(617.2)	1,457.0	(4,327.1)
Operating Income	$597.2	$95.2	$512.5	$53.0	$39.4	$2.6	$1,299.9
Interest Expense	$(152.0)	$(33.7)	$(89.9)	$(25.5)	$(94.8)	$23.2	$(372.7)
Other Income/(Loss), Net	70.9	5.1	26.7	(0.4)	913.8	(915.4)	100.7
Net Income Attributable to Common Shareholders	379.3	50.2	329.6	26.3	905.9	(889.6)	801.7
Cash Flows Used for Investments in Plant	717.4	245.5	735.8	68.1	118.3	—	1,885.1

	For the Three Months Ended September 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,547.1	$109.2	$328.5	$—	$224.2	$(220.5)	$1,988.5
Depreciation and Amortization	(159.6)	(15.2)	(52.6)	—	(9.5)	0.6	(236.3)
Other Operating Expenses	(1,095.2)	(96.2)	(95.5)	—	(190.1)	220.1	(1,256.9)
Operating Income/(Loss)	$292.3	$(2.2)	$180.4	$—	$24.6	$0.2	$495.3
Interest Expense	$(51.3)	$(10.8)	$(29.2)	$—	$(21.8)	$4.4	$(108.7)
Other Income, Net	14.2	1.0	8.5	—	267.6	(262.8)	28.5
Net Income/(Loss) Attributable to Common Shareholders	157.4	(6.2)	99.0	—	268.4	(258.2)	260.4

	For the Nine Months Ended September 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,224.2	$698.8	$970.0	$—	$677.5	$(714.0)	$5,856.5
Depreciation and Amortization	(394.9)	(54.8)	(154.5)	—	(26.7)	1.7	(629.2)
Other Operating Expenses	(3,076.1)	(537.3)	(280.6)	—	(602.9)	714.0	(3,782.9)
Operating Income	$753.2	$106.7	$534.9	$—	$47.9	$1.7	$1,444.4
Interest Expense	$(149.0)	$(32.3)	$(86.1)	$—	$(63.1)	$11.0	$(319.5)
Other Income, Net	35.3	2.9	20.3	—	854.4	(833.7)	79.2
Net Income Attributable to Common Shareholders	393.4	49.1	289.6	—	839.5	(821.0)	750.6
Cash Flows Used for Investments in Plant	752.4	209.8	575.6	—	104.5	—	1,642.3

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2018	$21,189.0	$3,747.4	$10,077.5	$2,240.3	$16,979.4	$(16,717.9)	$37,515.7
As of December 31, 2017	19,250.4	3,595.2	9,401.2	2,470.0	15,933.8	(14,430.2)	36,220.4

18.     ACQUISITION OF AQUARION

On December 4, 2017, Eversource acquired Aquarion for a purchase price of $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. Aquarion is a holding company that owns three separate regulated water utility subsidiaries engaged in the water collection, treatment and distribution business that operate in Connecticut, Massachusetts and New Hampshire. These regulated utilities collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale, and for private and municipal fire protection. Aquarion and its subsidiaries became wholly-owned subsidiaries of Eversource, and Eversource's consolidated financial information includes Aquarion and its subsidiaries' activity beginning December 4, 2017. The approximate $880 million cash purchase price included the $745 million equity purchase price plus a $135 million shareholder loan that was repaid at closing.

Purchase Price Allocation: The purchase price allocation reflects a measurement period adjustment recorded in the first quarter of 2018 to revise the fair value of Aquarion's regulated debt. The $7.9 million increase to the fair value of Long-Term Debt (including the current portion) and corresponding increase to Regulatory Assets, included within Other Noncurrent Assets, excluding Goodwill in the table below, will be amortized over the life of the related debt. The allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$41.2
PP&E	1,034.9
Goodwill	907.9
Other Noncurrent Assets, excluding Goodwill	215.5
Current Liabilities	(121.9)
Noncurrent Liabilities	(421.6)
Long-Term Debt	(778.3)
Total Cash Purchase Price	$877.7

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, as well as the Eversource 2017 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,

•	acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our transmission and distribution systems,

•	ability or inability to commence and complete our major strategic development projects and opportunities,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	substandard performance of third-party suppliers and service providers,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in business conditions, which could include disruptive technology related to our current or future business model,

•	increased conservation measures of customers and development of alternative energy sources,

•	contamination of, or disruption in, our water supplies,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	changes in levels or timing of capital expenditures,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview:

•
We earned $289.4 million, or $0.91 per share, in the third quarter of 2018, and $801.7 million, or $2.52 per share, in the first nine months of 2018, compared with $260.4 million, or $0.82 per share, in the third quarter of 2017, and $750.6 million, or $2.36 per share, in the first nine months of 2017.

•
Our electric distribution segment earned $173.8 million, or $0.55 per share, in the third quarter of 2018, and $379.3 million, or $1.19 per share, in the first nine months of 2018, compared with $157.4 million, or $0.50 per share, in the third quarter of 2017, and $393.4 million, or $1.24 per share, in the first nine months of 2017.  Our electric transmission segment earned $109.5 million, or $0.34 per share, in the third quarter of 2018, and $329.6 million, or $1.04 per share, in the first nine months of 2018, compared with $99.0 million, or $0.31 per share, in the third quarter of 2017, and $289.6 million, or $0.91 per share, in the first nine months of 2017.  Our natural gas distribution segment had a net loss of $12.6 million, or $0.04 per share, in the third quarter of 2018, and earnings of $50.2 million, or $0.16 per share, in the first nine months of 2018, compared with a net loss of $6.2 million, or $0.02 per share, in the third quarter of 2017, and earnings of $49.1 million, or $0.15 per share, in the first nine months of 2017.  Our water distribution segment earned $17.6 million, or $0.06 per share in the third quarter of 2018, and $26.3 million, or $0.08 per share, in the first nine months of 2018.

•
Eversource parent and other companies earned $1.1 million in the third quarter of 2018 and $16.3 million, or $0.05 per share, in the first nine months of 2018, compared with $10.2 million, or $0.03 per share, in the third quarter of 2017 and $18.5 million, or $0.06 per share, in the first nine months of 2017.

Liquidity:

•
Cash flows provided by operating activities totaled $1.41 billion in the first nine months of 2018, compared with $1.48 billion in the first nine months of 2017.  Investments in property, plant and equipment totaled $1.89 billion in the first nine months of 2018, compared with $1.64 billion in the first nine months of 2017.  Cash and cash equivalents totaled $59.1 million as of September 30, 2018, compared with $38.2 million as of December 31, 2017.

•
In the third quarter of 2018, we issued $150 million of new long-term debt, consisting of $50 million by Yankee Gas and $100 million by NSTAR Gas. Proceeds from these new issuances were used primarily to repay short-term borrowings and repay long-term debt at maturity.

•	On September 10, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on September 28, 2018, to shareholders of record as of September 21, 2018.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the U.S. Court of Appeals for the D.C. Circuit. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply them in each of the four complaint proceedings. Briefs and reply briefs will be filed in the first quarter of 2019.

•
In the third quarter of 2018, we recorded an other-than-temporary impairment charge to our investment in the Access Northeast project of $32.9 million pre-tax ($26 million after-tax), representing the full carrying value of our equity method investment. As a result of certain non-Eversource natural gas related events in eastern Massachusetts in September 2018 that resulted in widespread damage, compounded by the failure to secure Massachusetts legislation to date, we believe there is significant uncertainty around the future timing of, and ability to secure, needed legislative changes affecting the natural gas industry and pipeline expansion, which may significantly delay the completion of the Access Northeast project.

•
On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets. In accordance with the Purchase and Sale Agreement dated October 11, 2017, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.7 million, resulting in net proceeds of $77.3 million. As of August 26, 2018, PSNH no longer owns any generation facilities.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the third quarter and the first nine months of 2018 and 2017.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$289.4	$0.91	$260.4	$0.82	$801.7	$2.52	$750.6	$2.36
Regulated Companies	$288.3	$0.91	$250.2	$0.79	$785.4	$2.47	$732.1	$2.30
Eversource Parent and Other Companies	1.1	—	10.2	0.03	16.3	0.05	18.5	0.06
Net Income Attributable to Common Shareholders (GAAP)	$289.4	$0.91	$260.4	$0.82	$801.7	$2.52	$750.6	$2.36

Regulated Companies:  Our regulated companies comprise the electric distribution (including NSTAR Electric's solar power facilities and PSNH's generation facilities prior to sale), electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$173.8	$0.55	$157.4	$0.50	$379.3	$1.19	$393.4	$1.24
Electric Transmission	109.5	0.34	99.0	0.31	329.6	1.04	289.6	0.91
Natural Gas Distribution	(12.6)	(0.04)	(6.2)	(0.02)	50.2	0.16	49.1	0.15
Water Distribution	17.6	0.06	N/A	N/A	26.3	0.08	N/A	N/A
Net Income - Regulated Companies	$288.3	$0.91	$250.2	$0.79	$785.4	$2.47	$732.1	$2.30

Our electric distribution segment earnings increased $16.4 million in the third quarter of 2018, as compared to the third quarter of 2017, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018, the recognition of carrying charges on PSNH storm costs approved for recovery, higher sales volumes at PSNH, higher non-service income from our benefit plans, and a gain on the sale of property at PSNH. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher operations and maintenance expense, lower generation earnings at PSNH due to the sale of its thermal and hydroelectric generation assets in 2018, higher depreciation expense and higher property and other tax expense.

Our electric distribution segment earnings decreased $14.1 million in the first nine months of 2018, as compared to the first nine months of 2017, due primarily to lower generation earnings at PSNH due to the sales of its thermal and hydroelectric generation assets in 2018, higher operations and maintenance expense, higher depreciation expense and higher property and other tax expense. The earnings decrease was partially offset by higher non-service income from our benefit plans, the impact of the CL&P base distribution rate increase effective May 1, 2018, the recognition of carrying charges on PSNH storm costs approved for recovery, and a gain on the sale of property at PSNH. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act.

Our electric transmission segment earnings increased $10.5 million and $40.0 million in the third quarter and first nine months of 2018, respectively, as compared to the third quarter and first nine months of 2017, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings decreased $6.4 million in the third quarter of 2018, as compared to the third quarter of 2017, due primarily to higher operations and maintenance expense.

Our natural gas distribution segment earnings increased $1.1 million in the first nine months of 2018, as compared to the first nine months of 2017, due primarily to an increase in sales volumes and demand revenues driven by colder January and April weather in Connecticut in 2018, as compared to the same periods in 2017, as well as growth in new customer base, partially offset by higher operations and maintenance expense and higher depreciation expense.

Our third quarter and first nine months of 2018 water distribution segment results reflect the earnings of the Aquarion water distribution business, which was acquired on December 4, 2017.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $1.1 million in the third quarter of 2018 and $16.3 million in the first nine months of 2018, compared with $10.2 million in the third quarter of 2017 and $18.5 million in the first nine months of 2017.  The decrease in earnings in both periods was due primarily to a pre-tax $32.9 million ($26 million after-tax) other-than-temporary impairment to our equity method investment in the Access Northeast project and higher interest expense, partially offset by a lower effective tax rate due primarily to an $18 million aggregate after-tax benefit resulting from both federal and Connecticut tax law changes. Earnings in the first nine months were also favorably impacted by increased unrealized gains on our investment in a renewable energy fund and an income tax benefit associated with our investments. For further information on the impairment of our Access Northeast project, see "Business Development and Capital Expenditures - Natural Gas Transmission Business" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Fluctuations in retail electric sales volumes at PSNH and natural gas sales volumes at Yankee Gas impact earnings ("Traditional" in the table below).  For CL&P, NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision) and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

A 2016 DPU-approved energy efficiency plan at NSTAR Electric authorized recovery of LBR in its eastern Massachusetts service territory until LBR was covered under a decoupled rate structure, which occurred on February 1, 2018. NSTAR Electric recognized LBR of $7.0 million in the first nine months of 2018, compared to $18.8 million and $54.7 million in the third quarter and first nine months of 2017, and no longer has an LBR mechanism effective February 1, 2018.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, for the three and nine months ended September 30, 2018, as compared to 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Three Months Ended September 30:
Traditional	2,206	2,020	9.2%	5,984	5,550	7.8%	732	706	3.7%
Decoupled	13,110	12,076	8.6%	4,674	4,828	(3.2)%	7,118	7,257	(1.9)%
Special Contracts (3)	N/A	N/A	N/A	684	1,147	(40.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	13,110	12,076	8.6%	5,358	5,975	(10.3)%	7,118	7,257	(1.9)%
Total Sales Volumes	15,316	14,096	8.7%	11,342	11,525	(1.6)%	7,850	7,963	(1.4)%

Nine Months Ended September 30:
Traditional	7,857	7,542	4.2%	35,745	32,233	10.9%	1,684	1,608	4.7%
Decoupled	32,814	31,889	2.9%	35,358	33,958	4.1%	16,491	17,084	(3.5)%
Special Contracts (3)	N/A	N/A	N/A	2,222	3,495	(36.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	32,814	31,889	2.9%	37,580	37,453	0.3%	16,491	17,084	(3.5)%
Total Sales Volumes	40,671	39,431	3.1%	73,325	69,686	5.2%	18,175	18,692	(2.8)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through September 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

(2)	Eversource acquired its water distribution business on December 4, 2017. Prior year sales volumes have been presented for comparative purposes.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Traditional retail electric sales volumes were higher in the third quarter of 2018, as compared to the third quarter of 2017, due primarily to warmer summer weather in 2018. Traditional retail electric sales volumes were higher in the first nine months of 2018, as compared to the first nine months of 2017, due primarily to warmer summer weather in 2018 and colder weather in January 2018 at NSTAR Electric (prior to its decoupled rate structure). Cooling degree days in the third quarter and first nine months of 2018 were 50.3 percent and 28.3 percent higher in New Hampshire, respectively, as compared to the same periods in 2017. Heating degree days in January of 2018 were 21.7 percent higher in the Boston metropolitan, as compared to January 2017.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes. In addition, they have benefited from customer growth in our natural gas distribution segment.  Traditional firm natural gas sales volumes were higher in the first nine months of 2018, as compared to the first nine months of 2017, due primarily to colder January and April weather in 2018. Heating degree days in the first nine months of 2018 were 4.1 percent higher in Connecticut, as compared to the first nine months of 2017.

Liquidity

Cash and cash equivalents totaled $59.1 million as of September 30, 2018, compared with $38.2 million as of December 31, 2017.

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

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of September 30, 2018 or December 31, 2017. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of September 30, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$826.7	$979.3	$623.3	$470.7	2.34%	1.86%
NSTAR Electric Commercial Paper Program	240.5	234.0	409.5	416.0	2.17%	1.55%

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

As of September 30, 2018, there were intercompany loans from Eversource parent of $45.9 million to CL&P, $46.6 million to PSNH and $16.0 million to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $196.9 million to Eversource Service, $108.0 million to Aquarion, and $117.2 million to NSTAR Gas as of September 30, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repaid at maturity on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repaid at maturity on May 1, 2018
Other:
Eversource Parent 2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repaid long-term debt that matured in 2018
Eversource Parent 1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repaid at maturity on January 15, 2018
Eversource Parent 1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repaid at maturity on May 1, 2018
Yankee Gas 4.13% Series O First Mortgage Bonds	September 2018	50.0	October 2048	Repaid long-term debt that matured in 2018
NSTAR Gas 4.09% Series P First Mortgage Bonds	September 2018	100.0	October 2048	Repaid short-term borrowings
Yankee Gas 6.90% Series J First Mortgage Bonds	October 2018	(100.0)	October 2018	Repaid at maturity on October 1, 2018

(1)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

On October 10, 2018, PSNH delivered a redemption notice for its $89.3 million adjustable rate 2001 Series A Pollution Control Revenue Bonds.  The bonds, which are scheduled to mature on May 1, 2021, will be redeemed on November 28, 2018 at a redemption price of $89.3 million.  The bonds are classified as Long-Term Debt on the balance sheet as of September 30, 2018.

Rate Reduction Bonds: PSNH Funding LLC 3 (PSNH Funding) is a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH. PSNH Funding was formed solely to issue RRBs to finance PSNH’s unrecovered stranded costs associated with the divestiture of its generation assets.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover stranded costs resulting from the divestiture of PSNH’s generation assets.

The proceeds were used to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections will be used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property. Cash collections from the stranded cost recovery charges and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

Cash Flows:  Cash flows provided by operating activities totaled $1.41 billion in the first nine months of 2018, compared with $1.48 billion in the first nine months of 2017. The decrease in operating cash flows was due primarily to cash payments made in 2018 for storm restoration costs of approximately $228 million, an increase of $67.4 million in income tax payments made in the first nine months of 2018, as compared to 2017, and the unfavorable impacts related to the timing of payments of our working capital items, including accounts receivable. Partially offsetting these unfavorable impacts were the timing of cash collected for regulatory tracking mechanisms and a decrease of $9.0 million in 2018 of pension and PBOP contributions.

We believe the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

On September 10, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on September 28, 2018, to shareholders of record as of September 21, 2018. In the first nine months of 2018, we paid cash dividends of $480.1 million, compared with $451.6 million paid in the first nine months of 2017.

In the first nine months of 2018, CL&P, NSTAR Electric and PSNH paid $60.0 million, $161.0 million, and $150.0 million, respectively, in common stock dividends to Eversource parent. In the first nine months of 2018, PSNH returned $530 million of capital to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first nine months of 2018, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.89 billion, $660.7 million, $539.0 million, and $236.2 million respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $1.96 billion in the first nine months of 2018, compared to $1.69 billion in the first nine months of 2017.  These amounts included $113.9 million and $97.8 million in the first nine months of 2018 and 2017, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

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

Based on current clean energy requirements in New England and New York, future solicitations for offshore wind are expected to occur in late 2018 and early 2019. Bay State Wind expects to participate, or has submitted proposals, in some or all of the following opportunities:

•
Connecticut issued an RFP for zero carbon resources for up to 12 terawatt hours, in which nuclear and clean energy resources, including offshore wind, are eligible to participate. Bay State Wind submitted its bid in September 2018. We currently expect a decision in late 2018 or early 2019.

•	Massachusetts’ second offshore wind RFP for 400 MW to 800 MW is expected to be issued no later than mid-2019.

•
New York has a goal to procure 2,400 MW of offshore wind by 2030. The New York State Energy Research and Development Authority ("NYSERDA") issued a draft RFP for 800 MW in September 2018, and the final RFP is expected to be issued in the fourth quarter of 2018. NYSERDA has the authority to award more than 800 MW in the first solicitation if sufficient attractive offers are received. Contracts are expected to be awarded in 2019.

Bay State Wind had previously participated in certain other New England RFPs earlier this year and was not selected.

Natural Gas Transmission Business: Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). Eversource owns a 40 percent interest in the project, which is accounted for as an equity method investment.

In 2015 and 2016, AGT sought to secure long-term natural gas pipeline capacity contracts with EDCs in Massachusetts, Connecticut, New Hampshire, Maine, and Rhode Island. Subsequently, in 2016, the Massachusetts Supreme Judicial Court and the NHPUC each ruled that state statutes precluded the state regulatory agencies from approving those contracts in Massachusetts and New Hampshire, respectively. The New Hampshire Supreme Court overruled the NHPUC decision in May 2018. Legislative changes are needed in Massachusetts to allow the DPU to approve natural gas pipeline capacity contracts. No such changes have occurred during any legislative session in 2017 or 2018.

In September 2018, certain non-Eversource natural gas related events in eastern Massachusetts resulted in widespread property and system damage, personal injuries, and a fatality. As a result of these events, compounded by the failure to secure Massachusetts legislation to date, we believe there is significant uncertainty around the future timing of, and ability to secure, needed legislative change affecting the natural gas industry and pipeline expansion, which may significantly delay the completion of the Access Northeast project.

Eversource identified the September 2018 natural gas related event, compounded by the adverse legislative environment, as negative evidence that indicated potential impairment. Our impairment assessment uses a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project, and involves significant management judgment and estimation, including projections of the project’s discounted cash flows and assumptions about exit price. As of September 30, 2018, management determined that the future cash flows of the Access Northeast project are uncertain and can no longer be reasonably estimated and that the book value of our equity method investment is not recoverable. As a result, for the three months ended September 30, 2018, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income, representing the full carrying value of our equity method investment.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $124.4 million in the first nine months of 2018, as compared to the first nine months of 2017.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017
CL&P	$346.7	$300.7
NSTAR Electric	210.8	179.4
PSNH	142.1	87.4
NPT	24.4	32.1
Total Electric Transmission Segment	$724.0	$599.6

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

On March 30, 2018, the NHSEC released its written decision confirming its denial. On April 27, 2018, NPT filed a motion for rehearing with the NHSEC and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. On August 10, 2018, NPT filed an appeal to the New Hampshire Supreme Court, based on the NHSEC’s failure to follow applicable law in its review of the project. On October 12, 2018, the New Hampshire Supreme Court accepted this appeal and directed the NHSEC to transmit the record of its proceedings to the Court by December 11, 2018. The Supreme Court has not yet issued a schedule for the balance of the appeal process. In parallel, NPT intends to continue to pursue all available options to secure NHSEC approval and to construct the project.

The March 2018 NHSEC decision denying Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs in the first quarter of 2018. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount was recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs were recoverable as of March 31, 2018, based on our expectation that the Northern Pass project remains probable of being placed in service. The events that occurred subsequent to March 31, 2018 did not require an additional review of recoverability of the Northern Pass project costs as of September 30, 2018, which were approximately $302 million.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. If, as a result of future events and changes in circumstances, a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $302 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory. The NHSEC issued its written order approving the New Hampshire upgrades on October 4, 2016. All the New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been completed and placed in service.  We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for five of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on multiple projects, several of which have been placed in service. Most upgrades are expected to be completed by the end of 2019. One project is now expected to be in service by the end of 2020 and another project by mid-2021.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $311.4 million has been capitalized through September 30, 2018.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are scheduled to be placed in service through 2019. As of September 30, 2018, 21 projects have been placed in service, and six projects are in active construction. As of September 30, 2018, CL&P had capitalized $226.5 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NHSEC accepted the application as complete. On February 28, 2018, the New Hampshire Department of Environmental Services issued a final decision and recommended approval of the application to the NHSEC. On July 1, 2018, PSNH filed with the NHSEC, per its order, a more detailed review of potential construction methods for installing the underwater line. The review supports the original proposed method of embedding the cable in the floor of the bay as cost effective with minimal environmental impacts. The NHSEC decision is expected in early 2019. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had capitalized $29.4 million in costs through September 30, 2018.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2018
Basic Business	$199.5	$144.6	$57.4	$401.5	$52.7	$10.9	$465.1
Aging Infrastructure	100.7	79.7	61.6	242.0	166.3	51.4	459.7
Load Growth and Other	59.5	39.3	9.1	107.9	38.2	1.8	147.9
Total Distribution	359.7	263.6	128.1	751.4	257.2	64.1	1,072.7
Generation and Solar	—	48.1	0.9	49.0	—	—	49.0
Total	$359.7	$311.7	$129.0	$800.4	$257.2	$64.1	$1,121.7

2017
Basic Business	$161.8	$126.7	$52.5	$341.0	$51.3	N/A	$392.3
Aging Infrastructure	127.4	65.9	63.9	257.2	149.6	N/A	406.8
Load Growth and Other	41.0	51.7	14.1	106.8	30.6	N/A	137.4
Total Distribution	330.2	244.3	130.5	705.0	231.5	N/A	936.5
Generation and Solar	—	45.5	6.7	52.2	—	N/A	52.2
Total	$330.2	$289.8	$137.2	$757.2	$231.5	N/A	$988.7

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

FERC Regulatory Matters

FERC Transmission Rate Settlement:  On December 28, 2015, FERC initiated a proceeding to review the New England transmission owners’ (NETOs) regional and local transmission rates due to a lack of transparency. The FERC also found that the formula rates generally lacked sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement includes, among other things, a new formula rate template, effective on January 1, 2020, in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement will need to be certified to the FERC by the Settlement Administrative Law Judge and then ordered on by the FERC.

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

On October 16, 2014, the FERC set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the "Court").

The ROE billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2018. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2018.

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply them in each of the four complaint proceedings. Briefs and reply briefs will be filed in the first quarter of 2019.

The FERC order included illustrative calculations for the first complaint, using FERC's proposed frameworks with financial data from that complaint. Those preliminary calculations indicated that for the first complaint period, for the NETOs that FERC concludes are of average financial risk, (1) a preliminary range of presumptively just and reasonable base ROEs is 9.60 percent to 10.99 percent; (2) the pre-existing base ROE of 11.14 percent is therefore unjust and unreasonable; (3) the preliminary just and reasonable base ROE is 10.41 percent; and (4) the preliminary incentive cap on total ROE is 13.08 percent. If the results of these illustrative calculations were included in a final FERC order, then the 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for the first complaint period.

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as significant changes to the methodology by FERC are possible as a result of the parties’ arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order does not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

U.S. Federal Corporate Income Taxes: On March 15, 2018, the FERC issued a notice of inquiry requesting comments from FERC-regulated utilities on whether and how the FERC should address changes in ADIT as a result of the Tax Cuts and Jobs Act. Effective January 1, 2018, the local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the act, which impacts only the revenue requirements we currently bill customers, not the excess ADIT. On June 28, 2018, FERC granted a one-time tariff waiver related to the federal corporate income tax rate so that effective June 1, 2018, the regional transmission service rates reflect the reduced federal corporate income tax rate at 21 percent.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Base Distribution Rates:

The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first nine months of 2018, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2017 Form 10-K.

U.S. Federal Corporate Income Taxes:

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers once reflected in rates, depending on regulatory outcomes, and (2) the provisional regulated excess ADIT liabilities that we expect will benefit our customers in future periods, which were estimated to be approximately $2.9 billion and included in regulatory liabilities as of September 30, 2018.

Eversource established a liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. As of September 30, 2018, this liability, net of amounts refunded to customers, was $36.2 million.

For information on filings with regulatory commissions and the impact to customer rates, see "Connecticut," "Massachusetts," and "New Hampshire" sections below and "FERC Regulatory Matters - U.S. Federal Corporate Income Taxes" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Connecticut:

CL&P Rate Case Settlement: On April 18, 2018, PURA approved the distribution rate case settlement agreement that was reached by CL&P, the Prosecutorial Unit of PURA, and the OCC on December 15, 2017, as amended on March 23, 2018. The distribution rate case settlement agreement included, among other things, rate increases of $64.3 million, $31.1 million, and $29.2 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker, effective July 1, 2018, for core capital additions in excess of $270 million per rate year and also for capital additions for system resiliency and grid modernization. The new capital tracker also included a provision to return to customers the impact of a lower federal corporate income tax rate from the Tax Cuts and Jobs Act from January through April 2018, offset by the impacts of rate base growth since the previous rate case for the same period. In addition, the distribution rates charged to customers were adjusted to reflect the prospective impacts of a lower federal income tax rate from the Tax Cuts and Jobs Act. Amounts related to the excess ADIT liabilities will be incorporated into the May 1, 2019 distribution rate change. The settlement agreement also incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a future storm filing.

Yankee Gas Rate Case Settlement: On June 15, 2018, Yankee Gas filed its rate case application with PURA. On September 21, 2018, an amended settlement agreement was reached with the Office of Consumer Counsel and the prosecutorial division of the PURA and filed for approval by PURA, which included revised rate increases of $1.4 million, $15.8 million and $13.0 million, for rate years beginning November 15, 2018, January 1, 2020, and January 1, 2021, respectively. As part of the settlement, Yankee Gas proposed to continue its ongoing natural gas system expansion program, implement a Distribution Integrity Management Program cost recovery mechanism that includes recovery of approximately $26 million to $37 million of capital additions annually in excess of $150 million included in rate base per year, implement a revenue decoupling rate mechanism, and recover merger costs. The settlement agreement includes a regulatory ROE of 9.3 percent. In addition, the distribution rates to be charged to customers will be adjusted to reflect the prospective impacts of the lower federal corporate income tax rate, the overcollection of the lower income tax rate from January 1, 2018, and the excess ADIT from the Tax Cuts and Jobs Act. The settlement results in new rates effective November 15, 2018. A final decision from PURA is expected in late 2018.

Massachusetts:

U.S. Federal Corporate Income Taxes: The DPU opened an investigation into the impact of the Tax Cuts and Jobs Act on Massachusetts regulated utilities. On June 29, 2018, the DPU issued a decision ordering NSTAR Gas to lower rates effective July 1, 2018 by an annualized $7.3 million. For NSTAR Electric, lower rates due to the reduction in the federal corporate income tax rate were effective February 1, 2018. A second phase of the investigation will address the excess ADIT issue and any potential refunds for the periods January 1, 2018 to the effective dates of the rate changes that have occurred. On September 19, 2018, NSTAR Electric submitted a filing to the DPU to adjust rates to refund the excess ADIT to customers, effective January 1, 2019. NSTAR Gas' excess ADIT is pending DPU approval.

New Hampshire:

Generation Divestiture: In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, pursuant to which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approved this agreement as well as the final divestiture plan and auction process in the second half of 2016. On October 11, 2017, PSNH entered into two Purchase and Sale Agreements with private investors, one to sell its thermal generation assets at a purchase price of $175 million, subject to adjustment, (the “Thermal Agreement”) and a second to sell its hydroelectric generation assets at a purchase price of $83 million, subject to adjustment (the “Hydro Agreement”). The NHPUC approved these agreements in late November 2017.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to the Thermal Agreement. In accordance with the Thermal Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. In the second quarter of 2018, the purchase price was further adjusted by $17.3 million relating to the valuation of certain allowances. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydroelectric licenses to private investors. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to the Hydro Agreement. In accordance with the Hydro Agreement, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.7 million, resulting in net proceeds of $77.3 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.2 million. An estimated gain from the sale of these assets was included as an offset to the total stranded costs associated with the sale of generation assets.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover stranded costs resulting from the divestiture of PSNH’s generation assets.  These bonds are secured by a non-bypassable charge billed to PSNH's customers. PSNH recorded regulatory assets and other deferred costs in connection with the generation asset divestiture and the securitization of stranded costs, which are probable of recovery through collection of the non-bypassable charge. For further information on the securitized RRB issuance, see "Liquidity - Rate Reduction Bonds" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

U.S. Federal Corporate Income Taxes: On September 27, 2018, the NHPUC issued a decision on the impact of the U.S. federal corporate income tax rate reduction from the Tax Cuts and Jobs Act. The NHPUC concluded that the tax law change qualified as an exogenous event, as defined in the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, and that the benefit of incurring the lower federal income tax expense would be passed back to customers with carrying charges. Distribution rates are to reflect the deferred excess ADIT, the impact of the lower federal income tax rate, and the overcollection of the lower income tax rate from January 1, 2018 to the rate adjustment effective date of July 1, 2019, or earlier if a rate case is filed for rates effective prior to July 1, 2019. As of September 30, 2018, PSNH has recorded a reserve of $9.4 million to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018.

2011 through 2013 Storm Costs: On September 17, 2018, the NHPUC approved the recovery of $49 million, plus carrying charges, in storm costs incurred from August 2011 through March 2013 and the transfer of funding from PSNH’s major storm funding reserve to offset those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. The storm cost deferral is separate from the major storm funding reserve that is being collected from customers. As a result of the approval, PSNH recognized $8.7 million (pre-tax) within Other Income, Net on our statement of income in the third quarter of 2018 for the equity return component of the carrying charges, which have been billed and collected. Storm costs incurred from March 2013 through 2016 are currently being audited by the NHPUC staff. As of September 30, 2018, the pre-tax equity return component of the carrying charges related to storms incurred after March 2013 was $6.5 million, which will be recognized to earnings upon NHPUC approval of those storm costs.

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

See Note 1C, "Summary of Significant Accounting Policies – Northern Pass," and Note 1D, "Summary of Significant Accounting Policies – Impairment of Access Northeast," to the financial statements for further discussion of critical accounting estimates surrounding impairment analysis.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies – Accounting Standards," to the financial statements.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Operating Revenues	$2,271.4	$1,988.5	$282.9	$6,413.2	$5,856.5	$556.7
Operating Expenses:
Purchased Power, Fuel and Transmission	842.3	651.8	190.5	2,443.0	1,955.1	487.9
Operations and Maintenance	344.5	307.7	36.8	970.9	956.3	14.6
Depreciation	208.7	194.5	14.2	612.1	571.2	40.9
Amortization	92.7	41.8	50.9	174.1	58.1	116.0
Energy Efficiency Programs	130.0	129.2	0.8	366.1	391.8	(25.7)
Taxes Other Than Income Taxes	187.2	168.2	19.0	547.1	479.6	67.5
Total Operating Expenses	1,805.4	1,493.2	312.2	5,113.3	4,412.1	701.2
Operating Income	466.0	495.3	(29.3)	1,299.9	1,444.4	(144.5)
Interest Expense	125.2	108.7	16.5	372.7	319.5	53.2
Other Income, Net	16.7	28.5	(11.8)	100.6	79.2	21.4
Income Before Income Tax Expense	357.5	415.1	(57.6)	1,027.8	1,204.1	(176.3)
Income Tax Expense	66.2	152.8	(86.6)	220.5	447.9	(227.4)
Net Income	291.3	262.3	29.0	807.3	756.2	51.1
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$289.4	$260.4	$29.0	$801.7	$750.6	$51.1

Operating Revenues
Operating Revenues by segment increased/(decreased) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, as follows (the variance in electric distribution revenues reflects intercompany transmission billings in both periods):

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$210.3	$338.1
Natural Gas Distribution	(0.2)	41.7
Electric Transmission	2.1	(17.0)
Water Distribution	63.5	161.5
Other	0.4	15.0
Eliminations	6.8	17.4
Total Operating Revenues	$282.9	$556.7

Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, for the three and nine months ended September 30, 2018, as compared to 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Three Months Ended September 30:
Traditional	2,206	2,020	9.2%	5,984	5,550	7.8%	732	706	3.7%
Decoupled	13,110	12,076	8.6%	4,674	4,828	(3.2)%	7,118	7,257	(1.9)%
Special Contracts (3)	N/A	N/A	N/A	684	1,147	(40.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	13,110	12,076	8.6%	5,358	5,975	(10.3)%	7,118	7,257	(1.9)%
Total Sales Volumes	15,316	14,096	8.7%	11,342	11,525	(1.6)%	7,850	7,963	(1.4)%

Nine Months Ended September 30:
Traditional	7,857	7,542	4.2%	35,745	32,233	10.9%	1,684	1,608	4.7%
Decoupled	32,814	31,889	2.9%	35,358	33,958	4.1%	16,491	17,084	(3.5)%
Special Contracts (3)	N/A	N/A	N/A	2,222	3,495	(36.4)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	32,814	31,889	2.9%	37,580	37,453	0.3%	16,491	17,084	(3.5)%
Total Sales Volumes	40,671	39,431	3.1%	73,325	69,686	5.2%	18,175	18,692	(2.8)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through September 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

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

Three Months Ended: Operating Revenues, which primarily consist of base distribution revenues and tracked revenues further described below, increased $282.9 million for the three months ended September 30, 2018, as compared to the same period in 2017.

Base Electric and Natural Gas Distribution Revenues:

•
Electric distribution revenues increased $9.7 million due primarily to CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings) and an increase in non-decoupled sales volumes driven by warmer summer weather in 2018. The increase in revenues was partially offset by lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018. NSTAR Electric's rates were adjusted to reflect the new lower federal corporate income tax rate and the movement of certain costs from base distribution rates to fully-reconciled cost tracking mechanisms (most of which did not impact earnings).

•
Electric distribution revenues decreased $3.1 million due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Base natural gas distribution revenues increased $1.1 million due primarily to an increase in demand revenues. The increase in revenues was more than offset by a $3.5 million decrease due to the liability established to reflect the impact of the reduction in federal corporate income tax rates, effective January 1, 2018. Effective July 1, 2018 for NSTAR Gas, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Electric and Natural Gas Distribution Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded cost recovery revenues (including securitized RRB charges). In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers.

•
Tracked electric distribution revenues increased as a result of an increase in electric energy supply costs ($97.4 million), driven by increased average retail prices. In addition, there was an increase in stranded cost recovery revenues ($31.7 million) and an increase in retail electric transmission charges ($24.6 million).

•	Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($3.0 million).

Water: Water operating revenues totaled $63.5 million for the three months ended September 30, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues increased $2.1 million due to an increase related to ongoing investments in our transmission infrastructure, partially offset by lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues.

Nine Months Ended: Operating Revenues, which primarily consist of base distribution revenues and tracked revenues further described below, increased $556.7 million for the nine months ended September 30, 2018, as compared to the same period in 2017.

Base Electric and Natural Gas Distribution Revenues:

•
Electric distribution revenues decreased $39.6 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018. NSTAR Electric's rates were adjusted to reflect the new lower federal corporate income tax rate and the movement of certain costs from base distribution rates to fully-reconciled cost tracking mechanisms (most of which did not impact earnings). The decrease in revenues was partially offset by CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings), and an increase in non-decoupled sales volumes primarily driven by colder weather in January 2018 at NSTAR Electric (prior to its decoupled rate structure) and warmer summer weather in 2018 at PSNH. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure.

•
Electric distribution revenues also decreased $29.5 million due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Base natural gas distribution revenues increased $10.7 million due primarily to an increase in sales volumes and demand revenues driven by colder January and April weather in Connecticut in 2018, as well as growth in new customer base. The increase in revenues was more than offset by an $11.5 million decrease due to the liability established to reflect the impact of the reduction in federal corporate income tax rates, effective January 1, 2018. Effective July 1, 2018 for NSTAR Gas, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Electric and Natural Gas Distribution Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded cost recovery revenues (including securitized RRB charges). In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers.

•
Tracked electric distribution revenues increased as a result of an increase in electric energy supply costs ($234.1 million), driven by increased average retail prices. In addition, there was an increase in stranded cost recovery revenues ($49.9 million) and an increase in retail electric transmission charges ($57.4 million).

•	Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($36.6 million) and an increase in energy efficiency program revenues ($4.6 million).

Water: Water operating revenues totaled $161.5 million for the nine months ended September 30, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues decreased $17.0 million due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity, natural gas and water, on behalf of our customers.  These supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$145.8	$338.4
Natural Gas Distribution	2.9	31.0
Transmission	36.3	79.0
Water Distribution	0.4	1.1
Eliminations	5.1	38.4
Total Purchased Power, Fuel and Transmission	$190.5	$487.9

The variance in electric distribution reflects intercompany transmission charges in both periods. The increase in purchased power expense at the electric distribution business for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was driven primarily by higher prices associated with the procurement of energy supply. As a result of the sale of PSNH's thermal generation assets on January 10, 2018, and the sale of PSNH's hydroelectric assets on August 26, 2018, PSNH purchased power in place of its self-generation output in the first nine months of 2018. The increase in natural gas supply costs at our natural gas distribution business was due to higher average prices and sales volumes.

The increase in transmission costs for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$26.4	$30.7
Bad debt expense	2.6	13.6
Shared corporate costs (including computer software depreciation at Eversource Service)	(8.8)	1.1
Storm restoration costs	(3.3)	(11.4)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	(1.8)	(12.9)
Other non-tracked operations and maintenance	5.1	5.7
Total Base Electric Distribution (Non-Tracked Costs)	20.2	26.8
Base Natural Gas Distribution (Non-Tracked Costs)	3.8	11.3
Water Distribution (Addition of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017)	20.5	59.4
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Decrease primarily due to lower PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets and lower transmission expenses	(16.5)	(78.2)
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	(1.2)	(1.1)
Eliminations	10.0	(3.6)
Total Operations and Maintenance	$36.8	$14.6

Depreciation expense increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to higher net plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement. Partially offsetting these increases was lower depreciation expense at PSNH as a result of the sale of the thermal and hydroelectric generation assets in 2018.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense decreased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. For the three and nine months ended September 30, 2018, these amounts totaled $10.7 million and $36.1 million, respectively. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified these amounts as Taxes Other than Income Taxes. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $10.7 million and $36.1 million for the three and nine months ended September 30, 2018, respectively), as well as higher property taxes due to higher utility plant in service balances.

Interest Expense increased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to an increase in interest on long-term debt ($5.9 million) as a result of new debt issuances, the addition of Aquarion interest in 2018 ($6.4 million), interest expense on the 2018 RRB issuance ($6.0 million) and an increase in interest on short-term borrowings ($2.7 million), partially offset by higher AFUDC related to debt funds ($1.9 million) and a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($1.3 million).

Interest Expense increased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to an increase in interest on long-term debt ($29.0 million) as a result of new debt issuances, the addition of Aquarion interest in 2018 ($19.2 million), interest expense on the 2018 RRB issuance ($8.8 million) and an increase in interest on short-term borrowings ($6.5 million), partially offset by higher AFUDC related to debt funds ($5.9 million) and a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($3.3 million).

Other Income, Net decreased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to a decrease in equity in earnings of unconsolidated affiliates related to Eversource's equity investments ($33.0 million) and changes in the market value related to deferred compensation plans ($3.6 million). In the third quarter of 2018, Eversource recognized a $32.9 million other-than-temporary impairment to our equity method investment in the Access Northeast project, which was reflected as a loss within equity in earnings. These decreases were partially offset by higher AFUDC related to equity funds ($2.8 million), the recognition of $8.7 million of the equity return component of the carrying charges related to storms incurred from August 2011 through March 2013 at PSNH, an increase related to pension, SERP and PBOP non-service income components ($7.5 million) and gains on the sale of property ($5.0 million).

Other Income, Net increased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to higher AFUDC related to equity funds ($8.8 million), the recognition of $8.7 million of the equity return component of the carrying charges related to storms incurred from August 2011 through March 2013 at PSNH, an increase related to pension, SERP and PBOP non-service income components ($21.7 million) and gains on the sale of property ($5.0 million). Partially offsetting these increases was a decrease in equity in earnings of unconsolidated affiliates related to Eversource's equity investments ($23.4 million), driven by a $32.9 million other-than-temporary impairment to our equity method investment in the Access Northeast project. The equity in earnings decrease was partially offset by increased unrealized gains on our investment in a renewable energy fund.

Income Tax Expense decreased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($63.5 million), partially offset by higher state taxes ($1.2 million). Income tax expense was further decreased by the impairment of Access Northeast ($6.9 million), return to provision items ($1.2 million), and an aggregate benefit relating to both federal tax reform impacts on the tax return compared to the provision estimate and remeasurement of a tax reserve based on new information from a change in Connecticut tax law ($18.0 million), all partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.8 million).

Income Tax Expense decreased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to a reduction in the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($198.9 million) and by the impairment of Access Northeast ($6.9 million). Income tax expense was further decreased by return to provision items ($1.2 million), an aggregate benefit relating to both federal tax reform impacts on the tax return compared to the provision estimate and remeasurement of a tax reserve based on new information from a change in Connecticut tax law ($18.0 million), and by flow-through items and permanent differences ($2.4 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Operating Revenues	$2,344.9	$2,173.6	$171.3	$2,400.3	$2,290.4	$109.9	$792.7	$733.6	$59.1
Operating Expenses:
Purchased Power, Fuel and Transmission	850.8	711.2	139.6	981.9	799.0	182.9	294.0	179.3	114.7
Operations and Maintenance	355.5	361.1	(5.6)	344.5	346.5	(2.0)	153.3	195.6	(42.3)
Depreciation	208.9	184.3	24.6	205.2	204.4	0.8	69.5	95.3	(25.8)
Amortization of Regulatory Assets/(Liabilities), Net	97.4	58.8	38.6	35.5	17.2	18.3	41.3	(10.7)	52.0
Energy Efficiency Programs	71.6	106.5	(34.9)	229.4	228.5	0.9	15.7	11.0	4.7
Taxes Other Than Income Taxes	267.7	223.4	44.3	145.7	130.6	15.1	59.8	67.0	(7.2)
Total Operating Expenses	1,851.9	1,645.3	206.6	1,942.2	1,726.2	216.0	633.6	537.5	96.1
Operating Income	493.0	528.3	(35.3)	458.1	564.2	(106.1)	159.1	196.1	(37.0)
Interest Expense	113.1	106.6	6.5	80.8	88.7	(7.9)	44.0	38.7	5.3
Other Income, Net	20.7	15.4	5.3	40.6	24.6	16.0	24.3	7.3	17.0
Income Before Income Tax Expense	400.6	437.1	(36.5)	417.9	500.1	(82.2)	139.4	164.7	(25.3)
Income Tax Expense	102.0	159.5	(57.5)	112.2	196.0	(83.8)	37.9	65.1	(27.2)
Net Income	$298.6	$277.6	$21.0	$305.7	$304.1	$1.6	$101.5	$99.6	$1.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Nine Months Ended September 30,
	2018	2017	Increase	Percent
CL&P	16,376	15,812	564	3.6%
NSTAR Electric	18,314	17,784	530	3.0%
PSNH	5,981	5,835	146	2.5%

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

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased for the nine months ended September 30, 2018, as compared to the same period in 2017, as follows:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Operating Revenues	$171.3	$109.9	$59.1

Base Distribution Revenues:

•
CL&P's distribution revenues increased $17.0 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
NSTAR Electric's distribution revenues decreased $60.9 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018. NSTAR Electric's rates were adjusted to reflect the new lower federal corporate income tax rate and the movement of certain costs from base distribution rates to fully-reconciled cost tracking mechanisms (most of which did not impact earnings). The decrease in revenues was partially offset by an increase in January 2018 sales volumes, as compared to January 2017, primarily driven by the colder weather. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure, and changes in sales volumes no longer impact earnings.

•
PSNH's base distribution revenues increased $4.3 million primarily as a result of an increase in sales volumes in 2018, partially offset by a rate change due to the completion of the full recovery of certain costs in revenues. The rate change did not impact earnings.

•
Distribution revenues decreased $16.6 million at CL&P, $3.7 million at NSTAR Electric and $9.2 million at PSNH due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues (including securitized RRB charges).  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement	$156.3	$80.6	$(2.8)
Retail transmission	(5.1)	62.2	0.3
Stranded cost recovery	2.3	(17.0)	64.6
Other distribution tracking mechanisms	2.0	45.0	6.7

Transmission Revenues: Transmission revenues decreased $8.4 million and $13.4 million at CL&P and NSTAR Electric, respectively, due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$121.0	$107.5	$109.9
Transmission Costs	9.5	62.1	7.4
Eliminations	9.1	13.3	(2.6)
Total Purchased Power, Fuel and Transmission	$139.6	$182.9	$114.7

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers.

•	The increase at CL&P was due primarily to an increase in the price and volume of power procured on behalf of our customers.

•	The increase at NSTAR Electric was due primarily to an increase in the price of power procured on behalf of our customers.

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service tracking mechanism. As a result of the sale of its thermal generation assets on January 10, 2018 and its hydroelectric generation assets on August 26, 2018, PSNH purchased power in place of its self-generation output in the first nine months of 2018.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs at CL&P, NSTAR Electric and PSNH was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$16.7	$11.5	$2.5
Bad debt expense	6.6	7.1	(0.1)
Storm restoration costs	(10.5)	0.1	(1.0)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	(9.0)	(0.4)	(3.5)
Other non-tracked operations and maintenance	(2.1)	9.7	(0.8)
Total Base Electric Distribution (Non-Tracked Costs)	1.7	28.0	(2.9)
Tracked Costs:
Decrease of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(36.3)
Transmission expenses	(9.8)	(10.2)	(1.7)
Other tracked operations and maintenance	2.5	(19.8)	(1.4)
Total Tracked Costs	(7.3)	(30.0)	(39.4)
Total Operations and Maintenance	$(5.6)	$(2.0)	$(42.3)

Depreciation increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•	The increase at CL&P was due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due to higher net plant in service balances, offset by lower depreciation composite rates.

•	The decrease at PSNH was due to the sale of the thermal and hydroelectric generation assets in 2018.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets/(Liabilities), Net increased at CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. In addition, the increase at PSNH includes amortization of the securitized asset rate reduction bonds in 2018. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. In the first nine months of 2018, this amount totaled $36.1 million. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

•
The increase at PSNH was due to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•
The increase at CL&P was due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $36.1 million for the first nine months of 2018), as well as higher property taxes due to higher utility plant balances and higher gross earnings taxes (the costs of which are tracked).

•	The increase at NSTAR Electric was due primarily to higher property taxes due to higher utility plant balances.

•
The decrease at PSNH was due primarily to the absence of property taxes as a result of the sales of its thermal and hydroelectric generation assets in 2018, and a 2018 refund of disputed property taxes for prior years from the Town of Bow, New Hampshire, partially offset by higher property taxes due to higher utility distribution plant balances.

Interest Expense increased/(decreased) for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•	The increase at CL&P was due primarily to higher interest on long-term debt as a result of new debt issuances ($5.9 million).

•
The decrease at NSTAR Electric was due primarily to a decrease in regulatory deferrals, which decreased interest expense ($5.6 million) and lower interest on long-term debt ($4.3 million), partially offset by an increase in interest expense on short-term borrowings

($3.3 million).

•
The increase at PSNH was due primarily to interest on RRBs ($8.8 million) and higher interest on short-term borrowings ($1.2 million), partially offset by lower interest on long-term debt ($4.8 million).

Other Income, Net increased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•	The increase at CL&P was due to an increase related to pension, SERP and PBOP non-service income components ($6.0 million) and higher AFUDC related to equity funds ($1.2 million).

•
The increase at NSTAR Electric was due to an increase related to pension, SERP and PBOP non-service income components ($12.3 million) and higher AFUDC related to equity funds ($4.8 million), partially offset by amounts related to officer's life insurance policies ($1.5 million).

•
The increase at PSNH was due to the recognition of $8.7 million of the equity return component of the carrying charges related to storms incurred from August 2011 through March 2013, a gain on the sale of property ($4.4 million), interest income primarily related to a 2018 refund of disputed property taxes for prior years ($2.6 million), and an increase related to pension, SERP and PBOP non-service income components ($1.9 million).

Income Tax Expense decreased for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($68.9 million) and state taxes ($5.4 million). This decrease was partially offset by return to provision items ($11.1 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.7 million).

•
The decrease at NSTAR Electric was due primarily to a reduction in the federal corporate tax rate and lower pre-tax earnings ($87.3 million), partially offset by return to provision items ($1.2 million) and by flow-through items and permanent differences ($2.3 million).

•
The decrease at PSNH was due primarily to a reduction in the federal corporate income tax rate and lower pre-tax earnings ($28.3 million) and flow-through items and permanent differences ($1.7 million), partially offset by state taxes ($2.8 million).

EARNINGS SUMMARY

CL&P's earnings increased $21.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018, an increase in transmission earnings driven by a higher transmission rate base, and higher non-service income from our benefit plans. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher depreciation expense, higher property and other tax expense, and higher interest expense.

NSTAR Electric's earnings increased $1.6 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to an increase in transmission earnings driven by a higher transmission rate base, higher non-service income from our benefit plans, lower interest expense, and lower depreciation expense. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher operations and maintenance expense and higher property tax expense.

PSNH's earnings increased $1.9 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the recognition of carrying charges on storm costs approved for recovery, a gain on the sale of property, lower operations and maintenance expense, higher sales volumes, and lower property tax expense due to the 2018 refund of disputed property taxes for prior tax years. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by lower generation earnings due to the sales of its thermal and hydroelectric generation assets in 2018, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $451.1 million for the nine months ended September 30, 2018, as compared to $625.1 million in the same period of 2017.  The decrease in operating cash flows was due primarily to cash payments made in the first nine months of 2018 for storm restoration costs of approximately $120 million, an increase in pension contributions of $39.3 million and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these unfavorable impacts were an increase related to the timing of cash collected for regulatory tracking mechanisms and income tax payments made in 2018 of $3.6 million, compared to income tax payments made in 2017 of $19.8 million.

NSTAR Electric had cash flows provided by operating activities of $574.3 million for the nine months ended September 30, 2018, as compared to $505.8 million in the same period of 2017.  The increase in operating cash flows was due primarily to the timing of cash collected for regulatory tracking mechanisms, a decrease of $22.6 million in Pension and PBOP contributions, and the timing of payments related to our working capital items. Partially offsetting these favorable impacts were cash payments made for storm restoration costs of approximately $93 million and income tax payments made in 2018 of $42.4 million, compared to income tax payments made in 2017 of $25.9 million.

PSNH had cash flows provided by operating activities of $217.7 million for the nine months ended September 30, 2018, as compared to $263.9 million in the same period of 2017.  The decrease in operating cash flows was due primarily to the timing of cash collected for regulatory tracking mechanisms and collections and payments of our working capital items.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2018	2017	Increase/(Decrease)
Operating Revenues	$865.0	$774.8	$90.2
Operating Expenses:
Purchased Power and Transmission	314.6	259.0	55.6
Operations and Maintenance	128.5	123.5	5.0
Depreciation	72.0	63.7	8.3
Amortization of Regulatory Assets, Net	54.0	34.6	19.4
Energy Efficiency Programs	30.2	37.7	(7.5)
Taxes Other Than Income Taxes	93.0	79.2	13.8
Total Operating Expenses	692.3	597.7	94.6
Operating Income	172.7	177.1	(4.4)
Interest Expense	37.6	36.3	1.3
Other Income, Net	7.0	7.9	(0.9)
Income Before Income Tax Expense	142.1	148.7	(6.6)
Income Tax Expense	41.8	52.6	(10.8)
Net Income	$100.3	$96.1	$4.2

Operating Revenues
Sales Volumes: A summary of CL&P's retail electric GWh sales volumes was as follows:

	For the Three Months Ended September 30,
	2018	2017	Increase	Percent
CL&P	6,153	5,644	509	9.0%

Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $90.2 million for the three months ended September 30, 2018, as compared to the same period in 2017.

Base Distribution Revenues: CL&P's distribution revenues increased $11.4 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings). Effective May 1, 2018, CL&P's rates charged to customers have been adjusted to reflect the new federal corporate income tax rate of 21 percent.

Tracked Revenues: Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues increased/(decreased) for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Energy supply procurement	$64.6
Retail transmission	(9.3)
Other distribution tracking mechanisms	8.9

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$56.8
Transmission Costs	(3.3)
Eliminations	2.1
Total Purchased Power and Transmission	$55.6

The increase in purchased power costs was due primarily to an increase in both the price and volume of power procured on behalf of our customers. The decrease in transmission costs was the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in Local Network Service charges, which reflect the cost of transmission service. This was partially offset by an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$12.2
Storm restoration costs	(6.0)
Other non-tracked operations and maintenance	(0.6)
Total Base Electric Distribution (Non-Tracked Costs)	5.6
Total Tracked Costs	(0.6)
Total Operations and Maintenance	$5.0

Depreciation expense increased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expenses to match the corresponding revenues. Amortization of Regulatory Assets, Net increased at CL&P for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut. For the three months ended September 30, 2018, this amount totaled $10.7 million. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

Taxes Other Than Income Taxes increased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $10.7 million for the three months ended September 30, 2018), as well as higher property taxes due to higher utility plant balances and higher gross earnings taxes (the costs of which are tracked).

Income Tax Expense decreased for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($22.2 million) and state taxes ($1.7 million). This decrease was partially offset by return to provision items ($11.1 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.0 million).

EARNINGS SUMMARY

CL&P's earnings increased $4.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and higher property and other tax expense.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2018, our Regulated companies held collateral (letters of credit or cash) of $5 million from counterparties related to our standard service contracts.  As of September 30, 2018, Eversource had $24.6 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2018 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2017 Form 10-K.  These disclosures are incorporated herein by reference.

As previously disclosed, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims on May 22, 2017 seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is now expected to begin in early 2019. For a further discussion of the Yankee Companies v. U.S. Department of Energy, see Part I, Item 3, “Legal Proceedings” of our 2017 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2018	2,751	$59.43	—	—
August 1 - August 31, 2018	3,546	61.75	—	—
September 1 - September 30, 2018	6,069	61.85	—	—
Total	12,366	$61.28	—	—

ITEM 6.	EXHIBITS

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

EVERSOURCE ENERGY

November 6, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer