Form 10-K
period 2018-12-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2019-02-26
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018 or
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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2018) was $18,544,847,538 based on a closing market price of $58.61 per share for the 316,410,980 common shares outstanding held by non-affiliates on June 30, 2018.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2019
Eversource Energy Common Shares, $5.00 par value	316,981,088

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common Stock, $1.00 par value	200 shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

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
ES parent and other companies
ES parent and other companies are comprised of Eversource parent, Eversource Service, Eversource Water Ventures, Inc. (parent company of Aquarion), and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc. and its subsidiaries (formerly known as Macquarie Utilities Inc)
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
Eversource Service	Eversource Energy Service Company
Bay State Wind	A project being developed jointly by Eversource and Denmark-based Ørsted (formerly known as DONG Energy) to construct an offshore wind farm off the coast of Massachusetts
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies
The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, NPT, Aquarion, and the solar power facilities of NSTAR Electric

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
Access Northeast	A project jointly owned by Eversource, Enbridge, Inc. ("Enbridge"), and National Grid plc ("National Grid") through Algonquin Gas Transmission, LLC ("AGT")
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
Eversource 2017 Form 10-K	The Eversource Energy and Subsidiaries 2017 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RRBs	Rate Reduction Bonds
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2018 FORM 10-K ANNUAL REPORT

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

•	Public Service Company of New Hampshire (PSNH), a regulated electric utility that serves residential, commercial and industrial customers in parts of New Hampshire;

•	NSTAR Gas Company (NSTAR Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Massachusetts;

•	Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•
Eversource Aquarion Holdings, Inc. (Aquarion), a utility holding company that owns three separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire. On December 4, 2017, Eversource acquired Eversource Aquarion Holdings, Inc. and its subsidiaries (formerly known as Macquarie Utilities Inc).

CL&P, NSTAR Electric and PSNH also serve New England customers through Eversource Energy's electric transmission business. Along with NSTAR Gas and Yankee Gas, each is doing business as Eversource Energy in its respective service territory.

Eversource Energy, CL&P, NSTAR Electric and PSNH each report their financial results separately. We also include information in this report on a segment basis for Eversource Energy. Eversource Energy has four reportable segments: electric distribution, electric transmission, natural gas distribution and water distribution. These segments represent substantially all of Eversource Energy's total consolidated revenues. CL&P, NSTAR Electric and PSNH do not report separate business segments.

ELECTRIC DISTRIBUTION SEGMENT

Eversource Energy's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric and PSNH, which are engaged in the distribution of electricity to retail customers in Connecticut, Massachusetts and New Hampshire, respectively, and the solar power facilities of NSTAR Electric, and the generation facilities of PSNH before such facilities were sold in January and August 2018.

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2018, CL&P furnished retail franchise electric service to approximately 1.25 million customers in 149 cities and towns in Connecticut, covering an area of 4,400 square miles. CL&P does not own any electric generation facilities.

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

The rates established by the PURA for CL&P are comprised of the following:

•
An electric GSC, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The GSC is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA of approximately $1.1 billion, effective May 1, 2018 and May 1, 2019, and $1.2 billion, effective May 1, 2020. These pre-established levels of baseline distribution delivery service revenue requirement are also subject to adjustment at each of these dates in accordance with provisions of the April 2018 rate case settlement agreement described below.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•
An Electric System Improvements (ESI) charge, which collects the costs of building and expanding the infrastructure to deliver electricity to customers above the level recovered through the distribution charge. The ESI also recovers costs associated with CL&P’s system resiliency program. The ESI is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
An FMCC, which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, and any costs approved by the PURA to reduce these charges.  The FMCC has both a bypassable component and a non-bypassable component, and is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is adjusted periodically and reconciled annually to actual costs incurred, and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
A CTA charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
An SBC, established to fund expenses associated with various hardship and low-income programs. The SBC is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
A Renewable Energy Investment Charge, which is used to promote investment in renewable energy sources.  Amounts collected by this charge are deposited into the Connecticut Clean Energy Fund and administered by the Connecticut Green Bank.

•
A conservation charge, comprised of both a statutory rate and Conservation Adjustment Mechanism (CAM) established to implement cost-effective energy conservation programs and market transformation initiatives. The conservation charge is reconciled annually to actual costs incurred, and reviewed by the PURA, with any difference refunded to, or recovered from, customers through an approved adjustment to the following year’s energy conservation spending plan budget.

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

Distribution Rate Case: CL&P's distribution rates were established in an April 2018 PURA-approved rate case settlement agreement with rates effective May 1, 2018. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2018, CL&P supplied approximately 45 percent of its customer load at SS or LRS rates while the other 55 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 28 percent being on competitive supply, while 72 percent remain with SS or LRS. Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

CL&P periodically enters into full requirements contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements contracts for LRS loads every three months. Currently, CL&P has full requirements contracts in place for 100 percent of its SS loads for the first half of 2019. For the second half of 2019, CL&P has 70 percent of its SS load under full requirements contracts and intends to purchase an additional 30 percent of full requirements. None of the SS load for 2020 has been procured. CL&P has full requirements contracts in place for its LRS loads through June 2019 and intends to purchase 100 percent of full requirements for the remainder of 2019.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2018, NSTAR Electric furnished retail franchise electric service to approximately 1.47 million customers in Boston and 139 cities and towns in eastern and western Massachusetts, including Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles. NSTAR Electric does not own any generating facilities used to supply customers and purchases its energy requirements from competitive energy suppliers.

In December 2016, the DPU approved NSTAR Electric's application to develop 62 MW of new solar power facilities in addition to the 8 MW of existing solar power facilities. Currently, NSTAR Electric owns 58 MW of solar power facilities on sites in Massachusetts that were completed from 2010 through 2018. We expect the remaining 4 MW of new facilities to be completed in 2019. Similar to NSTAR Electric’s current practice on the existing 58 MW of solar power facilities, we expect that NSTAR Electric will sell energy from the new facilities into the ISO-NE market. We estimate our investment in these new facilities will be approximately $170 million.

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

The Cape Light Compact, an inter-governmental organization consisting of the 21 towns and two counties on Cape Cod and Martha's Vineyard, serves 200,000 customers through the delivery of energy efficiency programs, consumer advocacy, competitive electricity supply and green power options.  NSTAR Electric continues to provide electric service to these customers including the delivery of power, maintenance of infrastructure, capital investment, meter reading, billing, and customer service.

The rates established by the DPU for NSTAR Electric are comprised of the following:

•
A basic service charge that represents the collection of energy costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers, including costs related to charge-offs of uncollectible energy costs from customers.  Basic service rates are reset every six months (every three months for large commercial and industrial customers). Additionally, the DPU has authorized NSTAR Electric to recover the cost of its NSTAR Green wind contracts through the basic service charge. Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the distribution infrastructure to deliver electricity to its destination, as well as ongoing operating costs.

•
A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU of approximately $956 million on an annualized basis for 2018. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. Annual base distribution amounts are adjusted for inflation and filed for approval by the DPU on an annual basis, until the next rate case. The baseline distribution delivery service revenue requirement approved by the DPU for 2019 is $988 million.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•
A transition charge that represents costs to be collected primarily from previously held investments in generating plants, costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs. The transition charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•	A renewable energy charge that represents a legislatively-mandated charge to support the Massachusetts Renewable Energy Trust Fund.

•
An energy efficiency charge that represents a legislatively-mandated charge to collect costs for energy efficiency programs. The energy efficiency charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•
Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net-metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company owned solar facilities, vegetation management costs, credits related to the Tax Cuts and Jobs Act of 2017, and storm restoration. These charges are reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

As required by regulation, NSTAR Electric, along with two other Massachusetts electric utilities, signed long-term commitments to purchase a combined estimated generating capacity of approximately 101 MW of wind and solar power from one wind farm in New York (28 MW), and nine solar projects in Connecticut, Maine, New Hampshire and Rhode Island (73 MW), over 20 years. One solar project began operating in January 2019, and the other eight solar projects are scheduled to begin operating in late 2019. In addition, the one wind farm in New York is scheduled to begin operating by year end 2020.

Distribution Rate Case: NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case with rates effective February 1, 2018. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Service Quality Metrics: NSTAR Electric is subject to service quality ("SQ") metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2018 performance as the company achieved results at or above target for all of its SQ metrics in 2018.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own any generation assets (other than solar power facilities) and purchases its energy requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. NSTAR Electric enters into supply contracts for basic service for 48 percent of its residential and small commercial and industrial ("C&I") customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for 18 percent of large C&I customers every three months.

During 2018, NSTAR Electric supplied approximately 55 percent of its residential customer load, 33 percent of its small C&I customer load, and 8 percent of its large C&I customer load at basic service rates. The remainder of its customer load was distributed between municipal aggregation and competitive supply. Because customer migration is limited to energy supply service, it has no impact on the delivery business or operating income of NSTAR Electric.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2018, PSNH furnished retail franchise electric service to approximately 519,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to a 2017 purchase and sale agreement. The thermal generation facilities included approximately 1,100 MW of coal, natural gas, biomass and oil-fired electricity generation facilities. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to a separate 2017 purchase and sale agreement. For further information, see "Generation Divestiture" below. As of December 31, 2018, PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers. During 2018, approximately 24 percent of all of PSNH's customers (approximately 56 percent of load) were taking service from competitive energy suppliers.

The rates established by the NHPUC for PSNH are comprised of the following:

•
A default energy service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers. Through March 31, 2018, the default energy service charge recovered the costs of PSNH's generation, as well as purchased power, and included an allowed ROE of 9.81 percent. Effective April 1, 2018, as a result of the completion of the divestiture of its non-hydro generation assets, PSNH purchased power for retail customers who had not chosen a competitive supplier through a periodic market solicitation with the rate set to recover the cost of that power, statutorily mandated renewable portfolio standard costs and the continued cost associated with the ownership of the Hydro generation units until the completion of the divestiture of the hydro units in August 2018. Effective September 1, 2018, any remaining costs from ownership of generation are recovered as part of the SCRC described below.

•
A distribution charge, which includes kilowatt-hour and/or demand-based charges to recover costs related to the maintenance and operation of PSNH's infrastructure to deliver power to its destination, as well as power restoration and service costs.  It also includes a customer charge to collect the cost of providing service to a customer; such as the installation, maintenance, reading and replacement of meters and maintaining accounts and records.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
An SCRC, which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations, other long-term investments and obligations, and the remaining costs associated with the 2018 sales of its generation facilities.

•	An SBC, which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines.

The default energy service charge and SCRC rates change semi-annually and the transmission and SBC rates change annually. These rates are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement on June 30, 2015, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program.

Generation Divestiture

In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, pursuant to which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approved this agreement as well as the final divestiture plan and auction process in 2016. On October 11, 2017, PSNH entered into two Purchase and Sale Agreements with private investors, one to sell its thermal generation assets at a purchase price of $175 million, subject to adjustment, (the “Thermal Agreement”) and a second to sell its hydroelectric generation assets at a purchase price of $83 million, subject to adjustment (the “Hydro Agreement”). The NHPUC approved these agreements in late November 2017, at which time the Company classified these assets as held for sale.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to the Thermal Agreement. In accordance with the Thermal Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million. In the second quarter of 2018, the purchase price was further adjusted by $17.3 million relating to the valuation of certain allowances. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydroelectric licenses to private investors. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to the Hydro Agreement. In accordance with the Hydro Agreement, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.8 million, resulting in net proceeds of $77.2 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.3 million. An estimated gain from the sale of these assets was included as an offset to the total remaining costs associated with the sale of generation assets that were securitized on May 8, 2018.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets.  These RRBs are secured by a non-bypassable charge recoverable from PSNH customers. PSNH recorded regulatory assets and other deferred costs in connection with the generation asset divestiture and the securitization of remaining costs, which are probable of recovery through collection of the non-bypassable charge. For further information on the securitized RRB issuance, see "Liquidity - Rate Reduction Bonds" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

From January 1, 2018 through March 31, 2018, approximately 24 percent of PSNH's default energy service load was met through its own generation and approximately 18 percent was met through long-term power supply provided pursuant to orders of the NHPUC. The remaining 58 percent of PSNH's load was met by short-term (less than one year) purchases and spot purchases in the competitive New England wholesale power market. Included in the 58 percent are PSNH's obligations to purchase power from approximately two dozen IPPs, the output of which it either uses to serve its customer load or sells into the ISO-NE market. Beginning on April 1, 2018, 100 percent of PSNH’s default energy service load was met through purchases of energy requirements from competitive sources through requests for proposals issued periodically, consistent with NHPUC regulations.

PSNH no longer owns any generation assets and enters into supply contracts for energy service twice per year for six-month terms for 76 percent of its residential and small commercial and industrial ("C&I") customers and for 15 percent of its large C&I customers.

During 2018, PSNH supplied approximately 42 percent of its customer load at default energy service rates while the other 58 percent of its customer load had migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

ELECTRIC TRANSMISSION SEGMENT

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

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the U.S. Court of Appeals for the D.C. Circuit issued a decision on April 14, 2017 vacating and remanding the FERC's decision. On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Projects

During 2018, we were involved in the planning, development and construction of a series of electric transmission projects, including the Greater Hartford Central Connecticut projects ("GHCC") and the Greater Boston Reliability Solutions, that will be built within the next three years and that will enhance system reliability and improve capacity. We were also involved in the planning and development of the Seacoast Reliability Project, for which the New Hampshire Site Evaluation Committee ("NHSEC") indicated its unanimous approval of the project on December 10, 2018, and subsequently issued its written decision on January 31, 2019. This project is scheduled to be completed by the end of 2019.

In March 2018, the NHSEC issued a written decision denying Northern Pass’ siting application after which the Massachusetts EDCs terminated the selection of, and subsequent contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. On April 27, 2018, NPT filed a motion for rehearing with the NHSEC and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. On August 10, 2018, NPT filed an appeal to the New Hampshire Supreme Court, alleging that the NHSEC failed to follow applicable law in its review of the project. On October 12, 2018, the New Hampshire Supreme Court accepted this appeal. Subsequently, the NHSEC transmitted the record of its proceedings to the New Hampshire Supreme Court on December 11, 2018. Briefing of the appeal began on February 4, 2019. The New Hampshire Supreme Court has not set a date for oral argument. NPT intends to continue to pursue NHSEC approval to construct this project.  Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. For further information, see "Business Development and Capital Expenditures - Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes.

Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation. At the end of 2018, our estimated transmission rate base was approximately $6.7 billion, including approximately $3.0 billion at CL&P, $2.7 billion at NSTAR Electric, and $920 million at PSNH.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 296,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles, and Yankee Gas distributes natural gas to approximately 237,000 customers in 72 cities and towns in Connecticut covering 2,187 square miles. Total throughput (sales and transportation) in 2018 was approximately 70.1 Bcf for NSTAR Gas and 58.6 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers that rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to Hopkinton LNG Corp. facilities in Hopkinton, Massachusetts consisting of a LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas. NSTAR Gas also has access to Hopkinton LNG Corp. facilities in Acushnet, Massachusetts that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility in Waterbury, Connecticut, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

NSTAR Gas and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  While all NSTAR Gas customers have the ability to choose to transport natural gas, in the past year, transportation represented only about two percent of the total residential load, while transportation represented about 56 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. NSTAR Gas offers firm transportation service to all customers who purchase natural gas from sources other than NSTAR Gas while Yankee Gas offers firm transportation service to its commercial and industrial customers who purchase natural gas from sources other than Yankee Gas.  NSTAR Gas offers interruptible transportation and interruptible natural gas sales service to high volume commercial and industrial customers. Yankee Gas offers interruptible transportation and interruptible natural gas sales service to commercial and industrial customers that have the ability to switch from natural gas to an alternate fuel on short notice. NSTAR Gas and Yankee Gas can interrupt service to these customers during peak demand periods or at any other time to maintain distribution system integrity.

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

Retail natural gas delivery and supply rates are established by the DPU and the PURA and are comprised of:

•
A distribution charge consisting of a fixed customer charge and a demand and/or energy charge that collects the costs of building, maintaining, and expanding the natural gas infrastructure to deliver natural gas supply to its customers.  This also includes collection of ongoing operating costs.

•
A seasonal cost of gas adjustment clause ("CGAC") at NSTAR Gas that collects natural gas supply costs, pipeline and storage capacity costs, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset semi-annually with any difference being recovered from, or refunded to, customers during the following corresponding season. In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than five percent.

•
A local distribution adjustment clause ("LDAC") at NSTAR Gas that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, and costs associated with low income customers.  The LDAC is reset annually with any difference being recovered from, or refunded to, customers during the following period and provides for the recovery of certain costs applicable to both sales and transportation customers.

•
A Purchased Gas Adjustment ("PGA") clause, which is evaluated monthly and allows Yankee Gas to recover the costs of the procurement of natural gas for its firm and seasonal customers.  Differences between actual natural gas costs and collection amounts on August 31st of each year are deferred and then recovered from, or refunded to, customers during the following year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

•
Conservation Adjustment Mechanism ("CAM") at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency, as well as recovery of any lost revenues associated with implementation of energy conservation measures.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from, or refunded to, customers with carrying charges during the following year.

NSTAR Gas purchases financial contracts based on the New York Mercantile Exchange ("NYMEX") natural gas futures in order to reduce cash flow variability associated with the price for approximately one-third of its normal winter season natural gas supplies.  These purchases are made under a program approved by the DPU in 2006.  This practice attempts to minimize the impact of fluctuations in natural gas prices to NSTAR Gas' firm natural gas customers.  These financial contracts do not procure natural gas supply.  All costs incurred or benefits realized when these contracts are settled are included in the CGAC.

NSTAR Gas is subject to SQ metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2018 performance as it achieved results at or above target for all of its SQ metrics in 2018.

NSTAR Gas distribution rates were set in its 2015 DPU approved rate case. Yankee Gas distribution rates were set in a December 2018 PURA approved rate case settlement agreement, with rates effective November 15, 2018.

The 2018 Yankee Gas settlement agreement required Yankee Gas to implement a Distribution Integrity Management Program ("DIMP") cost recovery mechanism to further invest capital to replace aging infrastructure. The DIMP mechanism allows for recovery of costs associated with capital additions of approximately $26 million to $37 million annually, which is incremental to the $150 million included in base distribution rate base per year. The settlement agreement also provides Yankee Gas the opportunity to seek recovery of additional capital spending above these levels with PURA approval. PURA ordered an accelerated replacement program for Yankee Gas to fully replace its cast iron and bare steel facilities in 11 years and fully replace copper services and certain steel mains and services in 14 years. Yankee Gas was also authorized to continue its ongoing natural gas system expansion program, implement a revenue decoupling rate mechanism, and recover merger costs. The settlement agreement included a regulatory ROE of 9.3 percent. In addition, the distribution rates charged to customers were adjusted to reflect the prospective impacts of the lower federal corporate income tax rate, the overcollection of the lower income tax rate from January 1, 2018, and the EDIT from the Tax Cuts and Jobs Act. Although new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018. For further information on the 2018 Yankee Gas settlement agreement, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Natural Gas Replacement and Expansion

Massachusetts: On July 7, 2014, Massachusetts enacted "An Act Relative to Natural Gas Leaks".  This act established a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure. The program enabled companies, including NSTAR Gas, to better manage the scheduling and costs of replacement.  The act also called for the DPU to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

In October of each year, pursuant to the act, NSTAR Gas files the Gas System Enhancement Program ("GSEP") with the DPU for the following construction year.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to less than 25 years.  The GSEP includes a tariff that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a reconciling factor.  On April 30th each year, the DPU approves the GSEP rate recovery factor that goes into effect on May 1st.

Connecticut: In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (the "Expansion Plan") filed by Yankee Gas and other Connecticut natural gas distribution companies.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the Expansion Plan.  Yankee Gas has received approval from PURA for its 2014, 2015 and 2016 System Expansion Reconciliations as of November 2017. Yankee Gas filed its 2017 System Expansion Reconciliation in March 2018 and is awaiting PURA review. Yankee Gas intends to file its 2018 System Expansion Reconciliation on March 15, 2019.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas utilizes on-system LNG facilities to meet its winter peaking demands. These LNG facilities, described below, are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, of which 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in Hopkinton and Acushnet, MA.

The PURA requires Yankee Gas to meet the needs of its firm customers under all weather conditions. Specifically, Yankee Gas must structure its supply portfolio to meet firm customer needs under a design day scenario (defined as the coldest day in 30 years) and under a design year scenario (defined as the average of the four coldest years in the last 30 years). Yankee Gas also maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, off-system storage and its on-system 1.2 Bcf LNG storage facility to meet consumption needs during the coldest days of winter. Yankee Gas obtains its interstate capacity from the three interstate pipelines that directly serve Connecticut: the Algonquin, Tennessee and Iroquois Pipelines, which connect to other upstream pipelines that transport natural gas from major natural gas producing regions, including the Gulf Coast, Mid-continent, Canadian regions and Appalachian Shale supplies.

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, each of NSTAR Gas and Yankee Gas believes that participation in planned and anticipated pipeline and storage expansion projects will be required in order for it to meet current and future sales growth opportunities.

WATER DISTRIBUTION SEGMENT
Eversource Water Ventures, Inc., a Connecticut corporation, through its wholly-owned subsidiary, Eversource Aquarion Holdings, Inc. (Aquarion), operates three separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or “AWC-CT”), Massachusetts (Aquarion Water Company of Massachusetts, or “AWC-MA”) and New Hampshire (Aquarion Water Company of New Hampshire, or “AWC-NH”). These regulated companies provide water services to approximately 228,000 residential, commercial, industrial, municipal and fire protection and other customers, in 59 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2018, approximately 87 percent of Aquarion’s customers were based in Connecticut.
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

•
In Connecticut, a revenue adjustment mechanism (“RAM”) that reconciles earned revenues, with certain allowed adjustments, on an annual basis, to the revenue requirement approved by the PURA in AWC-CT’s last rate case (2013), which is an annual amount of $177.9 million.

•
In Connecticut and New Hampshire, a water infrastructure conservation adjustment (“WICA”) charge, which is applied between rate case proceedings and seeks recovery of allowed costs associated with WICA-eligible capital projects placed in-service. The WICA is updated semi-annually in Connecticut and annually in New Hampshire.

•
In Massachusetts, treatment plant surcharges, which are a series of three surcharges in Massachusetts (one fixed and two volumetric in nature) that are designed to recover certain operating costs and the costs of the lease of the treatment plant located in Hingham.  These surcharges are applicable only to customers in Hingham, Hull and Cohasset.

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

OFFSHORE WIND PROJECTS

Bay State Wind is an offshore wind project being jointly developed by Eversource and Denmark-based Ørsted. Bay State Wind is located in a 300-square-mile area of the Atlantic Ocean approximately 25 miles south of the coast of Massachusetts and has the ultimate potential to generate at least 2,000 MW of clean, renewable energy. Eversource and Ørsted each hold a 50 percent ownership interest in Bay State Wind. Bay State Wind has previously submitted proposals, and expects to participate in future solicitations, for offshore wind in Connecticut, Massachusetts, New York and Rhode Island based on each state's clean energy requirements.

On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource paid approximately $225 million for a 50 percent interest in Ørsted’s Revolution Wind and South Fork Wind power projects, as well as the 257-square-mile tract off the coasts of Massachusetts and Rhode Island. Revolution Wind is a 700 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is approximately a 130 MW offshore wind power project located 35 miles east of Long Island. Subject to permitting, finalized power purchase agreements, where applicable, further development, and final investment decisions by Ørsted and Eversource, Revolution Wind is expected to be commissioned in 2023 and South Fork Wind is expected by the end of 2022.

For more information, see "Business Development and Capital Expenditures – Offshore Wind Projects" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATURAL GAS TRANSMISSION PROJECT

Access Northeast is a natural gas pipeline and storage project jointly owned by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). Eversource owns a 40 percent interest in the project, which is accounted for as an equity method investment. In 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. As a result, Eversource recorded an other-than-temporary impairment of $32.9 million pre-tax within Other Income, Net on our statement of income in 2018, which represented the full carrying value of our equity method investment. For more information, see "Business Development and Capital Expenditures – Natural Gas Transmission Project" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of $12.75 billion from 2019 through 2023, of which we expect $8.06 billion to be in our electric and natural gas distribution segments, $3.35 billion to be in our electric transmission segment and $0.62 billion to be in our water distribution segment.  We also project to invest $0.72 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to NPT or offshore wind projects.

FINANCING

Our credit facilities and indentures require that Eversource parent and certain of its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, Yankee Gas, and Aquarion, comply with certain financial and non-financial covenants as are customarily included in such agreements, including maintaining a ratio of consolidated debt to total capitalization of no more than 65 percent.  All of these companies currently are, and expect to remain, in compliance with these covenants.

As of December 31, 2018, $801.1 million of Eversource's long-term debt, including $350.0 million, $250.0 million, $150.0 million, $50.0 million and $1.1 million for Eversource parent, CL&P, PSNH, Yankee Gas and Aquarion, respectively, will mature within the next 12 months.

NUCLEAR FUEL STORAGE

CL&P, NSTAR Electric, PSNH, and several other New England electric utilities are stockholders in three inactive regional nuclear generation companies, CYAPC, MYAPC and YAEC (collectively, the Yankee Companies).  The Yankee Companies have completed the physical decommissioning of their respective generation facilities and are now engaged in the long-term storage of their spent nuclear fuel.  The Yankee Companies have completed collection of their decommissioning and closure costs through the proceeds from the spent nuclear fuel litigation against the DOE and have refunded amounts to their member companies.  These proceeds were used by the Yankee Companies to offset the decommissioning and closure cost amounts due from their member companies or to decrease the wholesale FERC-approved rates charged under power purchase agreements with CL&P, NSTAR Electric and PSNH and several other New England utilities.  The decommissioning rates charged by the Yankee Companies have been reduced to zero.  CL&P, NSTAR Electric and PSNH can recover these costs from, or refund proceeds to, their customers through state regulatory commission-approved retail rates.

We consolidate the assets and obligations of CYAPC and YAEC on our consolidated balance sheet because our ownership and voting interests are more than 50 percent of each of these companies.

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

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2018, the total RPS obligation was 18.7 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Similarly, Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2018, the total RPS obligation was 25 percent and will ultimately reach 38 percent in 2020. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program also requires electricity suppliers to meet renewable energy standards. For 2018, the requirement was 23.365 percent, and will ultimately reach 37.75 percent in 2020. NSTAR Electric is permitted to recover any costs incurred in complying with RPS from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites. As of December 31, 2018, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $64.7 million, representing 60 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $50.1 million of the total $64.7 million as of December 31, 2018. MGP costs are recoverable through rates charged to our customers.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues have received an increased focus from state governments and the federal government. The EPA initiated a rulemaking addressing greenhouse gas emissions and, on December 7, 2009, issued a finding that concluded that greenhouse gas emissions are "air pollution" that endangers public health and welfare and should be regulated.  The EPA has mandated greenhouse gas emission reporting beginning in 2011 for emissions for certain aspects of our business including volume of gas supplied to large customers and fugitive emissions of SF6 gas and methane.

We are continually evaluating the regulatory risks and regulatory uncertainty presented by climate change concerns.  Such concerns could potentially lead to additional rules and regulations that impact how we operate our general utility business.  These could include federal "cap and trade" laws, carbon taxes, and fuel and energy taxes.  We expect that any costs of these rules and regulations would be recovered from customers.

EMPLOYEES

As of December 31, 2018, Eversource Energy employed a total of 7,998 employees, excluding temporary employees, of which 1,307 were employed by CL&P, 1,618 were employed by NSTAR Electric, and 736 were employed by PSNH. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by nine collective bargaining agreements.

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

We have instituted safeguards to protect our information technology systems and assets. We devote substantial resources to network and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation, requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain limited cyber insurance to cover damages and defense costs related to breaches of networks or operational technology.

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

Acts of war or terrorism, both threatened and actual, or actual physical attacks that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, distribute water, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of blackout due to grid disturbances or disruptions on a neighboring interconnected system. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers and a significant decrease in revenues.

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

As a result of legislative and regulatory changes, the states in which we provide service have implemented new selection procedures for new major electric transmission, natural gas pipeline, off-shore wind and other clean energy facilities. These procedures require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. If the projects in which we have invested are not selected for construction, or even if our projects are selected, then legislative or regulatory actions could result in our projects not being probable of entering the construction phase, which could have a material adverse effect on our future financial position, results of operations and cash flows.

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

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs and a reasonable ROE, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval. As a result of a catastrophic event not involving Eversource, regulators and legislators could impose additional requirements resulting in additional costs to the Company.

The FERC has jurisdiction over our transmission costs recovery and our allowed ROEs. Certain outside parties have filed four complaints against all electric companies under the jurisdiction of ISO-NE alleging that our allowed ROEs are unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations and cash flows.

FERC's policy has encouraged competition for transmission projects, even within existing service territories of electric companies. Implementation of FERC's goals, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operations.

There is no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, as well as a reasonable return on their respective regulated assets. The amount of costs incurred by the companies, coupled with increases in fuel and energy prices, could lead to consumer or regulatory resistance to the timely recovery of such costs, thereby adversely affecting our financial position, results of operations and cash flows.

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and other operational areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. We also continue to pursue enhancements to standardize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

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

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers, and may require us to make significant expenditures to remain competitive. These changes in technology could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. Customers' increased use of energy efficiency measures, distributed generation and energy storage technology could result in lower demand. Similarly, mandatory water conservation imposed by regulators due to drought conditions could result in lower demand for water. Reduced demand for electricity due to energy efficiency measures and the use of distributed generation, and reduced demand for water due to mandatory or voluntary conservation efforts, to the extent not substantially offset through ratemaking or decoupling mechanisms, could have a material adverse effect on our financial condition, results of operations and cash flows.

The unauthorized access to and the misappropriation of confidential and proprietary customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we maintain sensitive customer, employee, financial and system operating information and are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We maintain limited privacy protection liability insurance to cover limited damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit card monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

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

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2018, totaled $4.4 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization. The annual goodwill impairment test in 2018 resulted in a conclusion that our goodwill was not impaired.

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

We are exposed to the risk that counterparties to various arrangements who owe us money, have contracted to supply us with energy or other commodities or services, or who work with us as strategic partners, including on significant capital projects, will not be able to perform their obligations, will terminate such arrangements or, with respect to our credit facilities, fail to honor their commitments. Should any of these counterparties fail to perform their obligations or terminate such arrangements, we might be forced to replace the underlying commitment at higher market prices and/or have to delay the completion of, or cancel a capital project. Should any lenders under our credit facilities fail to perform, the level of borrowing capacity under those arrangements could decrease. In any such events, our financial position, results of operations, or cash flows could be adversely affected.

Costs of compliance with environmental laws and regulations may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality, water discharges, the management of hazardous and solid waste, and air emissions. Compliance with these requirements requires us to incur significant costs relating to environmental monitoring, maintenance and upgrading of facilities, remediation and permitting. The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations and cash flows.

For further information, see Item 1, Business - Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

Market performance or changes in assumptions may require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees. Our future pension obligations, costs and liabilities are highly dependent on a variety of factors, many of which are beyond our control. These factors include estimated investment returns, interest rates, discount rates, health care cost trends, benefit changes, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs could increase significantly.  In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the amount of contributions required to fund our pension plan in the future. Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing and amount of future financings and negatively affect our financial position, results of operations and cash flows. For further information, see Note 10A, "Employee Benefits - Pensions and Postretirement Benefits Other Than Pension," to the financial statements.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of our workforce in our subsidiaries, including many workers with specialized skills maintaining and servicing the electric, natural gas and water infrastructure, will be eligible to retire over the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees.

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

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2018, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	495	74
Transformer capacity (in kVa)	43,632,000	16,149,000
Overhead lines (in circuit miles)	40,542	3,949
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Underground lines (in circuit miles)	17,453	405
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	181	20	174	34	140	20
Transformer capacity (in kVa)	21,752,000	3,633,000	17,568,000	7,465,000	4,312,000	5,051,000
Overhead lines (in circuit miles)	16,930	1,675	11,413	1,233	12,199	1,041
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Underground lines (in circuit miles)	6,673	137	8,814	267	1,966	1
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	627,046	290,640	170,964	165,442
Aggregate capacity (in kVa)	36,601,452	15,855,590	14,157,211	6,588,651

Electric Generating Plants

On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets, including steam, internal combustion and biomass units. The sale of hydroelectric generation assets was completed on August 26, 2018. See Note 13, "Generation Asset Sale," in the accompanying Item 8, Financial Statements and Supplementary Data for further information.

As of December 31, 2018, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	20	2010 - 2018	58,100

**	Claimed capability represents the direct current nameplate capacity of the plants.

CL&P does not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2018, Yankee Gas owned 28 active gate stations, 199 district regulator stations, and approximately 3,398 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

As of December 31, 2018, NSTAR Gas owned 21 active gate stations, 164 district regulator stations, and approximately 3,299 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, MA (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, MA (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2018, Aquarion owned and operated sources of water supply with a combined yield of approximately 131 million gallons per day; 3,625 miles of transmission and distribution mains; 10 surface water treatment plants; 31 dams; and 107 wellfields.

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

NSTAR Electric  Through its charter, which is unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity within its respective service territory, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases, the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, no other entity may provide electric delivery service to retail customers within NSTAR Electric service territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected. The franchises of NSTAR Electric include the power of eminent domain, obtained through application to the DPU.

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

NSTAR Gas Through its charter, which is unlimited in time, NSTAR Gas has the right to engage in the business of delivering and selling natural gas within its respective service territory, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon natural gas companies under Massachusetts laws. The locations in public ways for natural gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases, the actions of these authorities are subject to appeal to the DPU. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, no other entity may provide natural gas delivery service to retail customers within the NSTAR Gas service territory without the written consent of NSTAR Gas. This consent must be filed with the DPU and the municipality so affected.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages, which is the vast majority of the damages being sought.  The DOE Phase IV trial for the remaining amount of damages is expected to begin in 2019.

2.    Other Legal Proceedings

For further discussion of legal proceedings, see Item 1, Business: "– Electric Distribution Segment," "– Electric Transmission Segment," and "– Natural Gas Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "– Nuclear Fuel Storage" for information related to nuclear waste; and "– Other Regulatory and Environmental Matters" for information about proceedings involving toxic substances and hazardous waste, electric and magnetic fields, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

Item 4.    Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of Eversource Energy as of February 26, 2019. All of the Company's officers serve terms of one year and until their successors are elected and qualified:

Name	Age	Title
James J. Judge	63	President and Chief Executive Officer
Philip J. Lembo	63	Executive Vice President and Chief Financial Officer
Gregory B. Butler	61	Executive Vice President and General Counsel
Christine M. Carmody	56	Executive Vice President-Human Resources and Information Technology
Joseph R. Nolan, Jr.	55	Executive Vice President-Customer and Corporate Relations
Leon J. Olivier	71	Executive Vice President-Enterprise Energy Strategy and Business Development
Werner J. Schweiger	59	Executive Vice President and Chief Operating Officer
Jay S. Buth	49	Vice President, Controller and Chief Accounting Officer

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017; as a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric and PSNH since May 4, 2016; and as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016. Mr. Judge has served as a Director of CL&P, PSNH, Yankee Gas and Eversource Service since April 10, 2012; of NSTAR Electric and NSTAR Gas since September 27, 1999; and of Eversource Aquarion Holdings, Inc. Previously, Mr. Judge served as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017; and as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric and PSNH from April 10, 2012 until May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016; and as a Director since April 10, 2012.  He previously served as Treasurer of Eversource Energy Foundation, Inc. from April 10, 2012 until May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President and Chief Financial Officer of Eversource Energy since May 3, 2017; and of CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since March 31, 2017. Mr. Lembo has served as a Director of CL&P, NSTAR Electric and PSNH since May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016; and of Eversource Aquarion Holdings, Inc. Mr. Lembo previously served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy from August 8, 2016 until May 3, 2017; of CL&P, NSTAR Electric, PSNH, NSTAR Gas, Yankee Gas and Eversource Service from August 8, 2016 until March 31, 2017; as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric and PSNH from May 4, 2016 until August 8, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016; as Vice President and Treasurer of Eversource Energy, CL&P and PSNH from April 10, 2012 until May 4, 2016; and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo served as Vice President and Treasurer of NSTAR Electric and NSTAR Gas from

March 29, 2006 until May 4, 2016. Mr. Lembo has served as a Director of Eversource Energy Foundation, Inc. since May 9, 2016. He previously served as Treasurer of Eversource Energy Foundation, Inc. from May 9, 2016 until March 31, 2017. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since August 8, 2016. Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012; of Eversource Service since November 27, 2012; of CL&P, PSNH and Yankee Gas since April 22, 2009; and of Eversource Aquarion Holdings, Inc. Mr. Butler previously served as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016; of CL&P, PSNH, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016; and as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016. Ms. Carmody has served as a Director of Eversource Service since November 27, 2012. Previously Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 until August 8, 2016; as Senior Vice President-Human Resources of CL&P, PSNH and Yankee Gas from November 27, 2012 until September 29, 2014; of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014; and as a Director of CL&P, PSNH and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.   Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016. Mr. Nolan has served as a Director of Eversource Service since November 27, 2012. Previously Mr. Nolan served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 to August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014; and of CL&P, PSNH and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan previously served as a Director of CL&P, PSNH and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014; and of Eversource Service since August 11, 2014. Mr. Olivier has served as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014; of Eversource Service from May 13, 2008 until August 11, 2008; as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014; of CL&P, PSNH and Yankee Gas from January 15, 2007 until August 11, 2014; as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014; of PSNH and Yankee Gas from January 17, 2005 until September 29, 2014; and of CL&P from September 10, 2001 until September 29, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014; of Eversource Service since August 11, 2014; and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH and Yankee Gas since August 11, 2014. Mr. Schweiger has served as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014; and of CL&P, PSNH and NSTAR Electric since May 28, 2013.  He previously served as President of CL&P from June 2, 2015 until June 27, 2016; as President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014; as President of NSTAR Electric from April 10, 2012 until January 16, 2013; and as a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.   Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since April 10, 2012.

PART II

Item 5.    Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Market Information

Our common shares are listed on the New York Stock Exchange.  The ticker symbol is "ES."  There is no established public trading market for the common stock of CL&P, NSTAR Electric and PSNH.  All of the common stock of CL&P, NSTAR Electric and PSNH is held solely by Eversource.

(b)    Holders

As of January 31, 2019, there were 35,874 registered common shareholders of our company on record.  As of the same date, there were a total of 316,981,088 shares outstanding.

(c)     Dividends

Information with respect to dividends and dividend restrictions for Eversource, CL&P, NSTAR Electric and PSNH is contained in Item 8, Financial Statements and Supplementary Data, in the Combined Notes to Financial Statements, within this Annual Report on Form 10-K.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included in this Annual Report on Form 10-K.

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2013 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2013 through 2018, assuming all dividends are reinvested.

Total Shareholder Return

$200
$180
$160
$140
$120
$100
2013
2014
2015
2016
2017
2018
Eversource Energy
EEI Index
S&P 500

December 31,
	2013	2014	2015	2016	2017	2018
Eversource Energy	$100	$130	$129	$144	$170	$180
EEI Index	$100	$129	$124	$145	$163	$169
S&P 500	$100	$114	$115	$129	$157	$150

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2018	95,834	$61.32	—	—
November 1 - November 30, 2018	2,248	64.62	—	—
December 1 - December 31, 2018	180,526	64.42	—	—
Total	278,608	$63.36	—	—

Item 6.    Selected Consolidated Financial Data

Eversource Selected Consolidated Financial Data (Unaudited)

(Thousands of Dollars, except percentages and common share information)	2018	2017	2016	2015	2014
Balance Sheet Data:
Property, Plant and Equipment, Net	$25,610,428	$23,617,463	$21,350,510	$19,892,441	$18,647,041
Total Assets	38,241,256	36,220,386	32,053,173	30,580,309	29,740,387
Common Shareholders' Equity	11,486,817	11,086,242	10,711,734	10,352,215	9,976,815
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570	155,568	155,568	155,568
Long-Term Debt (a)	13,086,062	12,325,520	9,603,237	9,034,457	8,851,600
Obligations Under Capital Leases (a)	10,735	9,898	8,924	8,222	9,434
Income Statement Data:
Operating Revenues	$8,448,201	$7,751,952	$7,639,129	$7,954,827	$7,741,856
Net Income	$1,040,519	$995,515	$949,821	$886,004	$827,065
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$1,033,000	$987,996	$942,302	$878,485	$819,546
Common Share Data:
Net Income Attributable to Common Shareholders:
Basic Earnings Per Common Share	$3.25	$3.11	$2.97	$2.77	$2.59
Diluted Earnings Per Common Share	$3.25	$3.11	$2.96	$2.76	$2.58
Dividends Declared Per Common Share	$2.02	$1.90	$1.78	$1.67	$1.57
Market Price - Closing (end of year) (b)	$65.04	$63.18	$55.23	$51.07	$53.52
Book Value Per Common Share (end of year)	$36.25	$34.98	$33.80	$32.64	$31.47
Tangible Book Value Per Common Share (end of year) (c)	$22.27	$21.00	$22.70	$21.54	$20.37
Rate of Return Earned on Average Common Equity (%) (d)	9.2	9.1	9.0	8.7	8.4
Market-to-Book Ratio (end of year) (e)	1.8	1.8	1.6	1.6	1.7

CL&P Selected Financial Data (Unaudited)
(Thousands of Dollars)	2018	2017	2016	2015	2014
Balance Sheet Data:
Property, Plant and Equipment, Net	$8,909,701	$8,271,030	$7,632,392	$7,156,809	$6,809,664
Total Assets	11,409,719	10,630,246	10,035,044	9,592,957	9,344,400
Common Stockholder's Equity	4,199,317	3,587,127	3,470,387	3,140,717	2,936,767
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200	116,200	116,200	116,200
Long-Term Debt (a)	3,254,016	3,059,135	2,766,010	2,763,682	2,841,951
Obligations Under Capital Leases (a)	4,465	5,711	6,767	7,624	8,439
Income Statement Data:
Operating Revenues	3,096,174	2,887,359	2,805,955	2,802,675	2,692,582
Net Income	377,717	376,726	334,254	299,360	287,754
Common Stock Data:
Cash Dividends on Common Stock	60,000	254,800	199,599	196,000	171,200

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

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of the sale of PSNH's thermal and hydroelectric generation assets in 2018 and the December 31, 2017 classification of these generation assets as held for sale, the acquisition of Aquarion on December 4, 2017, and any accounting changes materially affecting the comparability of the information reflected in the tables above.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."

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

The results of Aquarion and its subsidiaries, hereinafter referred to as "Aquarion," are included from the date of the acquisition, December 4, 2017, through December 31, 2018 throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•	We earned $1.03 billion, or $3.25 per share, in 2018, compared with $988.0 million, or $3.11 per share, in 2017.

•
Our electric distribution segment earned $455.4 million, or $1.44 per share, in 2018, compared with $497.4 million, or $1.57 per share, in 2017.  Our electric transmission segment earned $427.2 million, or $1.34 per share, in 2018, compared with $391.9 million, or $1.23 per share, in 2017.  Our natural gas distribution segment earned $93.2 million, or $0.29 per share, in 2018, compared with $74.6 million, or $0.23 per share, in 2017. Our water distribution segment earned $30.9 million, or $0.10 per share, in 2018, compared with a net loss of $1.2 million in 2017.

•	Eversource parent and other companies earned $26.3 million, or $0.08 per share, in 2018, compared with $25.3 million, or $0.08 per share, in 2017.

•	We currently project 2019 earnings of between $3.40 per share and $3.50 per share.

Liquidity:

•
Cash flows provided by operating activities totaled $1.78 billion in 2018, compared with $2.00 billion in 2017.  Investments in property, plant and equipment totaled $2.52 billion in 2018 and $2.35 billion in 2017.  Cash and cash equivalents totaled $108.1 million as of December 31, 2018, compared with $38.2 million as of December 31, 2017.

•
In 2018, we issued $2.20 billion of new long-term debt, consisting of $1.55 billion at Eversource parent, $500 million at CL&P, $50 million at Yankee Gas, and $100 million at NSTAR Gas.  Proceeds from these new issuances were used primarily to repay short-term borrowings and repay long-term debt at maturity. In 2018, PSNH issued $635.7 million of securitized RRBs. In 2018, we repaid, at maturity, $1.05 billion of previously issued long-term debt, consisting of $450 million at Eversource parent, $300 million at CL&P, $199.3 million at PSNH and $100 million at Yankee Gas.

•
In 2018, we paid cash dividends of $640.1 million, or $2.02 per common share, compared with $602.1 million, or $1.90 per common share, in 2017.  On February 6, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, payable on March 29, 2019 to shareholders of record as of March 5, 2019.  The 2019 dividend represents an increase of 5.9 percent over the dividend paid in December 2018, and is the equivalent to dividends on common shares of approximately $678 million on an annual basis.

•
We project to make capital expenditures of $12.75 billion from 2019 through 2023, of which we expect $8.06 billion to be in our electric and natural gas distribution segments, $3.35 billion to be in our electric transmission segment and $0.62 billion to be in our water distribution segment.  We also project to invest $0.72 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to NPT or offshore wind projects.

•
In December 2018, CYAPC paid $145 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation, which is classified as long-term debt on Eversource's consolidated balance sheet. CYAPC funded this payment from proceeds of its spent nuclear fuel trust, which is classified as marketable securities on Eversource's consolidated balance sheet. Eversource consolidates CYAPC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in CYAPC is 63 percent. As a result of consolidating CYAPC, CYAPC's payment to the DOE is included in operating cash flows on Eversource's 2018 consolidated statement of cash flows.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource paid approximately $225 million for a 50 percent interest in Ørsted’s Revolution Wind and South Fork Wind power projects, as well as the 257-square-mile tract off the coasts of Massachusetts and Rhode Island. Revolution Wind is a 700 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is approximately a 130 MW offshore wind power project located 35 miles east of Long Island. Subject to permitting, finalized power purchase agreements, where applicable, further development, and final investment decisions by Ørsted and Eversource, Revolution Wind is expected to be commissioned in 2023 and South Fork Wind is expected by the end of 2022.

•
On December 12, 2018, PURA approved the Yankee Gas distribution rate case settlement agreement, which included, among other things, rate increases of $1.4 million, $15.8 million and $13.0 million, for rate years beginning November 15, 2018, January 1, 2020, and January 1, 2021, respectively. As a result of this decision, we recognized an $11.7 million pre-tax benefit to earnings in 2018 ($4.0 million at the natural gas distribution segment and $7.7 million at Eversource Parent and Other Companies).

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS.

	For the Years Ended December 31,
	2018		2017 (1)		2016
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,033.0	$3.25	$988.0	$3.11	$942.3	$2.96
Regulated Companies	$1,006.7	$3.17	$962.7	$3.03	$911.3	$2.86
Eversource Parent and Other Companies	26.3	0.08	25.3	0.08	31.0	0.10
Net Income Attributable to Common Shareholders (GAAP)	$1,033.0	$3.25	$988.0	$3.11	$942.3	$2.96

Regulated Companies:  Our regulated companies comprise the electric distribution (including NSTAR Electric's solar power facilities and PSNH's generation facilities prior to sale in 2018), electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2018		2017 (1)		2016
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$455.4	$1.44	$497.4	$1.57	$462.8	$1.46
Electric Transmission	427.2	1.34	391.9	1.23	370.8	1.16
Natural Gas Distribution	93.2	0.29	74.6	0.23	77.7	0.24
Water Distribution	30.9	0.10	(1.2)	—	N/A	N/A
Net Income - Regulated Companies	$1,006.7	$3.17	$962.7	$3.03	$911.3	$2.86

(1) Our water distribution business was determined to be a reportable segment beginning in 2018. The 2017 segment information has been recast to conform to the current year presentation.

Our electric distribution segment earnings decreased $42.0 million in 2018, as compared to 2017, due primarily to lower generation earnings of $29.7 million at PSNH resulting from the sales of its thermal and hydroelectric generation assets in 2018, higher depreciation expense, higher operations and maintenance expense, higher interest expense, and higher property and other tax expense. The earnings decrease was partially offset by higher non-service income from our benefit plans, the impact of the CL&P base distribution rate increase effective May 1, 2018, and the recognition of carrying charges on PSNH storm costs approved for recovery. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act.

Our electric transmission segment earnings increased $35.3 million in 2018, as compared to 2017, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a reduction in the benefits from tax reform as compared to 2017 and approximately $6 million (after-tax) in tax-related regulatory assets that we concluded were not recoverable from customers.

Our natural gas distribution segment earnings increased $18.6 million in 2018, as compared to 2017, due primarily to an increase in sales volumes and demand revenues driven by colder January, April, October and November weather in Connecticut in 2018, as compared to the same periods in 2017, as well as growth in new customer base, and an earnings benefit resulting from the Yankee Gas rate case settlement approved by PURA in December 2018. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The increase in earnings was partially offset by higher operations and maintenance expense and higher depreciation expense. Effective November 15, 2018, fluctuations in Connecticut natural gas sales volumes no longer impact earnings as a result of a decoupled rate structure at Yankee Gas approved in the 2018 rate case settlement.

Our 2018 and 2017 water distribution segment results reflect the earnings of the Aquarion water distribution business, which was acquired on December 4, 2017.

Eversource Parent and Other Companies:  Eversource parent and other companies earned $26.3 million in 2018, compared with $25.3 million in 2017.  Earnings were positively impacted by a lower effective tax rate due in part to an $18 million aggregate after-tax benefit resulting from both federal and Connecticut tax law changes, unrealized gains on our investment in a renewable energy fund, and an income tax benefit associated with our investments. The increase in earnings was offset by a pre-tax $32.9 million ($26 million after-tax) other-than-temporary impairment to our equity method investment in the Access Northeast project, higher interest expense, and a lower earnings benefit in 2018, as compared to 2017, related to the allowed recovery of certain previously expensed merger-related costs in distribution rates. For further information on the impairment of our Access Northeast project, see "Business Development and Capital Expenditures - Natural Gas Transmission Project" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric, Natural Gas and Water Sales Volumes:  Weather, fluctuations in energy supply costs, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage and water consumption.  Industrial sales volumes are less sensitive to temperature variations than residential and commercial sales volumes.  In our service territories, weather impacts both electric and water sales volumes during the summer and both electric and natural gas sales volumes during the winter; however, natural gas sales volumes are more sensitive to temperature variations than electric sales volumes.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

Fluctuations in retail electric sales volumes at PSNH and natural gas sales volumes at Yankee Gas prior to November 15, 2018 impacted earnings ("Traditional" in the table below).  For CL&P, NSTAR Electric (effective February 1, 2018 as a result of a DPU-approved rate case decision), Yankee Gas (effective November 15, 2018 as a result of a PURA-approved rate case settlement) and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is also decoupled.

A 2016 DPU-approved energy efficiency plan at NSTAR Electric authorized recovery of LBR in its eastern Massachusetts service territory until LBR was covered under a decoupled rate structure, which occurred on February 1, 2018. NSTAR Electric recognized LBR of $7.0 million in 2018, compared to $73.7 million in 2017, and no longer has an LBR recovery mechanism effective February 1, 2018.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, for the years ended December 31, 2018 and 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase/(Decrease)	Sales Volumes (MG)		Percentage Increase/(Decrease)
	2018	2017 (1)		2018	2017 (2)		2018	2017 (3)
Traditional	9,790	9,465	3.4%	44,715	39,455	13.3%	2,252	2,202	2.3%
Decoupled and Special Contracts (4)	43,591	42,781	1.9%	61,242	61,571	(0.5)%	21,479	22,565	(4.8)%
Total Sales Volumes	53,381	52,246	2.2%	105,957	101,026	4.9%	23,731	24,767	(4.2)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through December 2017 as decoupled, to conform to the current year presentation.

(2)
In 2017 and until November 14, 2018, Yankee Gas operated under a traditional rate structure. Effective November 15, 2018, Yankee Gas operated under a decoupled rate structure. The 2017 sales volumes for Yankee Gas have been recast to present November 15th through December 2017 as decoupled, to conform to the current year presentation.

(3)	Eversource acquired its water distribution business on December 4, 2017. Full 2017 sales volumes have been presented for comparative purposes.

(4)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Traditional retail electric sales volumes were higher in 2018, as compared to 2017, due primarily to warmer summer weather in 2018 and colder weather in January 2018 at NSTAR Electric (prior to its decoupled rate structure). Cooling degree days in 2018 were 25.8 percent higher in New Hampshire, as compared to 2017. Heating degree days in January of 2018 were 21.7 percent higher in the Boston metropolitan area, as compared to January 2017.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in our natural gas distribution segment.  Traditional firm natural gas sales volumes were higher in 2018, as compared to 2017, due primarily to colder January, April, October and November weather in 2018. Heating degree days in January through November 2018 were 9.1 percent higher in Connecticut, as compared to the same period in 2017.

Liquidity

Cash and cash equivalents totaled $108.1 million as of December 31, 2018, compared with $38.2 million as of December 31, 2017.

Short Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. Effective December 10, 2018, the revolving credit facility's termination date was extended for one additional year to December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective December 10, 2018, the revolving credit facility's termination date was extended for one additional year to December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Eversource Parent Commercial Paper Program	$631.5	$979.3	$818.5	$470.7	2.77%	1.86%
NSTAR Electric Commercial Paper Program	278.5	234.0	371.5	416.0	2.50%	1.55%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of December 31, 2018 or 2017. Eversource's water distribution segment has a $100.0 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of December 31, 2018 and $76.0 million outstanding as of December 31, 2017.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuances on January 8, 2018, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $201.2 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt as of December 31, 2017.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repaid at maturity on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repaid at maturity on May 1, 2018
2001 Series A Pollution Control Revenue Bonds	December 2001	(89.3)	May 2021	Redeemed on November 28, 2018 at a redemption price of $89.3 million
Other:
Eversource Parent 2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repaid short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repaid long-term debt that matured in 2018
Eversource Parent 3.80% Series N Senior Notes	December 2018	400.0	December 2023	Repaid short-term borrowings
Eversource Parent 4.25% Series O Senior Notes	December 2018	500.0	April 2029	Repaid short-term borrowings
Eversource Parent 1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repaid at maturity on January 15, 2018
Eversource Parent 1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repaid at maturity on May 1, 2018
Yankee Gas 4.13% Series O First Mortgage Bonds	September 2018	50.0	October 2048	Repaid long-term debt that matured in 2018
Yankee Gas 6.90% Series J First Mortgage Bonds	October 2008	(100.0)	October 2018	Repaid at maturity on October 1, 2018
NSTAR Gas 4.09% Series P First Mortgage Bonds	September 2018	100.0	October 2048	Repaid short-term borrowings

(1) These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount of these notes is now $450 million.

Rate Reduction Bonds: PSNH Funding LLC 3 (PSNH Funding) is a bankruptcy remote, special purpose, wholly-owned, consolidated subsidiary of PSNH. PSNH Funding was formed solely to issue RRBs to finance PSNH’s unrecovered remaining costs associated with the divestiture of its generation assets.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets.

Cash Flows:  Cash flows provided by operating activities totaled $1.78 billion in 2018, compared with $2.00 billion in 2017.  The decrease in operating cash flows was due primarily to cash payments made in 2018 for storm restoration costs of approximately $252 million, an increase of $128 million in income tax payments made in 2018, as compared to 2017, and the unfavorable impacts related to the timing of payments of our working capital items, including accounts receivable and accounts payable. In addition, in December 2018, CYAPC paid $145 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation, as described below. Partially offsetting these unfavorable impacts were the timing of cash collected for regulatory tracking mechanisms and a decrease of $47.9 million in 2018 of pension and PBOP contributions.

CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated from its nuclear fuel facility prior to April 7, 1983. Eversource consolidates CYAPC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in CYAPC is 63 percent. CYAPC's obligation to the DOE is classified as long-term debt on Eversource's consolidated balance sheet. In December 2018, CYAPC paid $145 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation. CYAPC funded this payment from proceeds of its spent nuclear fuel trust, which is classified as marketable securities on Eversource's consolidated balance sheet. As a result of consolidating CYAPC, Eversource has reflected CYAPC's payment to the DOE within operating cash flows on its 2018 consolidated statement of cash flows.

In 2018, we paid cash dividends of $640.1 million, or $2.02 per common share, compared with $602.1 million, or $1.90 per common share, in 2017. Our quarterly common share dividend payment was $0.505 per share in 2018, as compared to $0.475 per common share in 2017.  On February 6, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, payable on March 29, 2019 to shareholders of record as of March 5, 2019.  The 2019 dividend represents an increase of 5.9 percent over the dividend paid in December 2018, and is the equivalent to dividends on common shares of approximately $678 million on an annual basis.

In 2018, CL&P, NSTAR Electric and PSNH paid $60.0 million, $228.0 million and $150.0 million, respectively, in common stock dividends to Eversource parent.

Beginning in 2019, Eversource began using treasury stock to fund the payment of shares awarded under the company's incentive plan and dividend reinvestment plan and matching contributions under the Eversource 401k Plan.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In 2018, investments for Eversource, CL&P, NSTAR Electric and PSNH were $2.52 billion, $864.1 million, $725.8 million and $277.3 million, respectively.

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions.  Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period, totaling approximately $2.52 billion in cash capital spend in 2018.  In addition, growth in Eversource's key business initiatives in 2018 required cash contributions of $205.2 million, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $1.82 billion, $188.7 million, $430.8 million, and $158.6 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively, as of December 31, 2018.

As of December 31, 2018, $801.1 million of Eversource's long-term debt, including $350.0 million, $250.0 million, $150.0 million, $50.0 million and $1.1 million for Eversource parent, CL&P, PSNH, Yankee Gas and Aquarion, respectively, will mature within the next 12 months. Included in the current portion of long-term debt is $36.2 million related to fair value adjustments from our business combinations that will be amortized within the next 12 months and have no cash flow impact. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with the access to both debt and equity markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

Credit Ratings:  On February 12, 2019, S&P changed the outlook on all its credit ratings for Eversource, CL&P, NSTAR Electric and PSNH from stable to negative.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A+	Negative	BBB+	Positive
CL&P	A3	Stable	A+	Negative	A-	Stable
NSTAR Electric	A2	Positive	A+	Negative	A	Stable
PSNH	A3	Stable	A+	Negative	A-	Stable

A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Negative	BBB+	Positive
CL&P	A1	Stable	AA-	Negative	A+	Stable
NSTAR Electric	A2	Positive	A+	Negative	A+	Stable
PSNH	A1	Stable	AA-	Negative	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $2.86 billion in 2018, $2.52 billion in 2017, and $2.21 billion in 2016.  These amounts included $184.6 million in 2018, $165.9 million in 2017, and $137.7 million in 2016 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures increased by $91.1 million in 2018, as compared to 2017.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
CL&P	$465.5	$431.5	$338.3
NSTAR Electric	334.3	301.9	398.7
PSNH	194.2	155.6	119.0
NPT	29.4	43.3	40.9
Total Electric Transmission Segment	$1,023.4	$932.3	$896.9

Northern Pass:  Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.
Northern Pass has achieved several key milestones, including receiving the following major permits:

•	National Energy Board of Canada permit issued, which authorizes the construction of the transmission line that will connect with Northern Pass at the Québec-New Hampshire border on March 6, 2018;

•	NHPUC approval on February 12, 2018 for the proposed lease of certain land and easement rights from PSNH to NPT, concluding that the lease is in the public interest;

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

The following permits remain outstanding: the NHSEC Certificate of Site and Facility approving construction of the project in New Hampshire, the U.S. Forest Service Special Use Permit, as authorized by the January 5, 2018 Record of Decision, and the Army Corps of Engineers Permit allowing the discharge of dredging material or other fill into wetlands and other waters under Section 404 of the Clean Water Act and Section 10 of the River and Harbors Act.

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

On March 30, 2018, the NHSEC released its written decision confirming its denial. On April 27, 2018, NPT filed a motion for rehearing with the NHSEC, and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. On August 10, 2018, NPT filed an appeal to the New Hampshire Supreme Court, alleging that the NHSEC failed to follow applicable law in its review of the project. On October 12, 2018, the New Hampshire Supreme Court accepted this appeal. Subsequently, the NHSEC transmitted the record of its proceedings to the New Hampshire Supreme Court on December 11, 2018. Briefing of the appeal began on February 4, 2019. The New Hampshire Supreme Court has not set a date for oral argument. NPT intends to continue to pursue NHSEC approval to construct this project.

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

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. If, as a result of future events and changes in circumstances, a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $307 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory. The NHSEC issued its written order approving the New Hampshire upgrades on October 4, 2016. All the New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been completed and placed in service. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for five of these projects from the Massachusetts Energy Facilities Siting Board and anticipate approval of two additional projects in the second quarter of 2019. Construction has also begun on numerous smaller projects, several of which have been placed in service. Most upgrades are expected to be completed by the end of 2019.  Two projects are expected to be in service by the end of 2020 and another project by mid-2021. We estimate our portion of the investment in the Solution will be approximately $560 million, of which $357.3 million has been spent and capitalized through December 31, 2018.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2019.  As of December 31, 2018, 23 projects have been placed in service, and four projects are in active construction.  As of December 31, 2018, CL&P had spent and capitalized $232.0 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had spent and capitalized $31.2 million in costs through December 31, 2018.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water (1)	Total
2018
Basic Business	$256.3	$217.7	$69.3	$543.3	$72.9	$17.0	$633.2
Aging Infrastructure	151.6	133.3	73.0	357.9	280.2	81.1	719.2
Load Growth and Other	79.7	94.3	15.6	189.6	51.4	3.6	244.6
Total Distribution	487.6	445.3	157.9	1,090.8	404.5	101.7	1,597.0
Solar and Generation	—	53.4	0.9	54.3	—	—	54.3
Total	$487.6	$498.7	$158.8	$1,145.1	$404.5	101.7	$1,651.3

2017
Basic Business	$214.0	$166.1	$67.2	$447.3	$67.7	N/A	$515.0
Aging Infrastructure	180.7	95.4	87.8	363.9	219.9	N/A	583.8
Load Growth and Other	52.3	96.6	13.2	162.1	47.7	N/A	209.8
Total Distribution	447.0	358.1	168.2	973.3	335.3	N/A	1,308.6
Solar and Generation	—	100.1	8.5	108.6	—	N/A	108.6
Total	$447.0	$458.2	$176.7	$1,081.9	$335.3	N/A	$1,417.2

2016
Basic Business	$179.8	$146.0	$70.0	$395.8	$70.7	N/A	$466.5
Aging Infrastructure	144.7	105.7	84.7	335.1	155.9	N/A	491.0
Load Growth and Other	48.6	89.2	17.3	155.1	44.2	N/A	199.3
Total Distribution	373.1	340.9	172.0	886.0	270.8	N/A	1,156.8
Generation	—	—	17.5	17.5	—	N/A	17.5
Total	$373.1	$340.9	$189.5	$903.5	$270.8	N/A	$1,174.3

(1)	Our water distribution business was acquired on December 4, 2017. Amounts are immaterial for the year ended December 31, 2017.

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

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2019 through 2023, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2019	2020	2021	2022	2023	2019 - 2023 Total
CL&P Transmission	$392	$179	$148	$135	$124	$978
NSTAR Electric Transmission	431	434	309	293	244	1,711
PSNH Transmission	164	133	116	120	123	656
Total Electric Transmission	$987	$746	$573	$548	$491	$3,345
Electric Distribution	$1,217	$1,131	$1,132	$1,143	$1,109	$5,732
Natural Gas Distribution	459	473	439	483	476	2,330
Total Electric and Natural Gas Distribution	$1,676	$1,604	$1,571	$1,626	$1,585	$8,062
Water Distribution	$109	$112	$126	$133	$143	$623
Information Technology and All Other	$199	$137	$131	$128	$127	$722
Total	$2,971	$2,599	$2,401	$2,435	$2,346	$12,752

The projections do not include investments related to NPT or offshore wind projects.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

Offshore Wind Projects:

Bay State Wind: Bay State Wind is an offshore wind project being jointly developed by Eversource and Denmark-based Ørsted. Bay State Wind is located in a 300-square-mile area of the Atlantic Ocean approximately 25 miles south of the coast of Massachusetts and has the ultimate potential to generate at least 2,000 MW of clean, renewable energy. Eversource and Ørsted each hold a 50 percent ownership interest in Bay State Wind. Bay State Wind expects to participate, or has submitted proposals, in the following opportunities for future solicitations for offshore wind based on each state's clean energy requirements:

•
The New York State Energy Research and Development Authority ("NYSERDA") issued an RFP for 800 MW in November 2018. NYSERDA has the authority to award more than 800 MW in the first solicitation if sufficient attractive offers are received. On February 14, 2019, Bay State Wind submitted proposals, called Sunrise Wind, in response to the RFP. Contracts are expected to be awarded in 2019.

•	Massachusetts’ second offshore wind RFP for 400 MW to 800 MW is expected to be issued no later than mid-2019.

Bay State Wind previously participated in certain other New England RFPs during 2018, but was not selected.

Revolution Wind and South Fork Wind: On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource paid approximately $225 million for a 50 percent interest in Ørsted’s Revolution Wind and South Fork Wind power projects, as well as the 257-square-mile tract off the coasts of Massachusetts and Rhode Island, owned by North East Offshore LLC. Ørsted acquired all three assets in November 2018 as part of its Deepwater Wind transaction.

This transaction builds upon the Eversource and Ørsted Bay State Wind partnership, which is on a separate 300-square-mile ocean tract adjacent to the North East Offshore area. Together, the Bay State Wind and the North East Offshore lease sites jointly owned by Eversource and Ørsted could eventually host at least 4,000 MW of offshore wind. The two companies will jointly manage permitting requirements for upcoming projects and will honor all planned local investments and agreements entered prior to this partnership.

Revolution Wind is a 700 MW offshore wind power project, located approximately 15 miles south of the Rhode Island coast, that will deliver power to Rhode Island (400 MW) and Connecticut (300 MW). South Fork Wind is approximately a 130 MW offshore wind power project, located 35 miles east of Long Island, that will interconnect into eastern Long Island where it will deliver power to households under a long-term power purchase agreement with the Long Island Power Authority. Subject to permitting, finalized power purchase agreements, where applicable, further development, and final investment decisions by Ørsted and Eversource, Revolution Wind is expected to be commissioned in 2023 and South Fork Wind is expected by the end of 2022.

Natural Gas Transmission Project: Access Northeast is a natural gas pipeline and storage project jointly owned by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). Eversource owns a 40 percent interest in the project, which is accounted for as an equity method investment.

In 2015 and 2016, AGT sought to secure long-term natural gas pipeline capacity contracts with EDCs in Massachusetts, Connecticut, New Hampshire, Maine, and Rhode Island. Subsequently, in 2016, the Massachusetts Supreme Judicial Court and the NHPUC each ruled that state statutes precluded the state regulatory agencies from approving those contracts in Massachusetts and New Hampshire, respectively. The New Hampshire Supreme Court overruled the NHPUC decision in May 2018. Legislative changes are needed in Massachusetts to allow the DPU to approve natural gas pipeline capacity contracts. No such changes have occurred during any legislative session to date.

In September 2018, a series of non-Eversource natural gas explosions in eastern Massachusetts resulted in widespread property and system damage, personal injuries, and a fatality. As a result of these events, compounded by the failure to secure Massachusetts legislation to date, we believe there is significant uncertainty around the future timing of, and ability to secure, needed legislative change affecting the natural gas industry and pipeline expansion, which may significantly delay the completion of the Access Northeast project.

Eversource identified the September 2018 natural gas series of explosions, compounded by the adverse legislative environment, as negative evidence that indicated potential impairment. Our impairment assessment used a discounted cash flow approach, including consideration of the severity and duration of any decline in fair value of our investment in the project, and involved significant management judgment and estimation, including projections of the project’s discounted cash flows and assumptions about exit price. In the third quarter of 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. As a result, Eversource recorded an other-than-temporary impairment of $32.9 million pre-tax within Other Income, Net on our statement of income in 2018, which represented the full carrying value of our equity method investment.

FERC Regulatory Matters

FERC Transmission Rate Settlement:  On December 28, 2015, FERC initiated a proceeding to review the New England transmission owners' (NETOs) regional and local transmission rates due to a lack of transparency. The FERC also found that the formula rates generally lacked sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement includes, among other things, a new formula rate template, effective on January 1, 2020, in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement was contested by a group of municipal entities and the FERC Trial Staff. On November 5, 2018, the Settlement Administrative Law Judge reported the contested settlement to the FERC. The NETOs are awaiting an order from the FERC.

FERC ROE Complaints: Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the "Court").

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of December 31, 2018. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2018.

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply the proposed framework in each of the four complaint proceedings. Initial briefs were filed by the NETOs, Complainants and FERC Trial Staff on January 11, 2019. The NETOs' brief was supportive of the overall ROE methodology determined in the October 16, 2018 order providing the FERC does not change the proposed methodology or alter its implementation in a manner that has a material impact on the results. Reply briefs will be filed on March 8, 2019.

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those preliminary calculations indicated that for the first complaint period, for the NETOs that FERC concludes are of average financial risk, (1) a preliminary range of presumptively just and reasonable base ROEs is 9.60 percent to 10.99 percent; (2) the pre-existing base ROE of 11.14 percent is therefore unjust and unreasonable; (3) the preliminary just and reasonable base ROE is 10.41 percent; and (4) the preliminary incentive cap on total ROE is 13.08 percent.

If the results of these illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods.

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC's preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as changes to the methodology by FERC are possible as a result of the parties' arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order or the January 11, 2019 briefs did not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

U.S. Federal Corporate Income Taxes: Effective January 1, 2018, the local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the Tax Cuts and Jobs Act. On June 28, 2018, FERC granted a one-time waiver of tariff provisions related to the federal corporate income tax rate so that, effective June 1, 2018, the regional transmission service rates also reflect the reduced federal corporate income tax rate of 21 percent. The local and regional transmission service rates do not currently reflect amortization of excess ADIT (EDIT) balances that resulted from the act. On November 15, 2018, FERC issued a Policy Statement and a separate Notice of Proposed Rulemaking addressing accounting and rate issues related to ADIT changes resulting from the act. After issuance of a final rule by FERC, Eversource expects to file a compliance filing and, after acceptance by FERC, begin the refund of any EDIT through local and regional transmission service rates.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates:  Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P, Yankee Gas and Aquarion operate in Connecticut and are subject to PURA regulation; NSTAR Electric, NSTAR Gas and Aquarion operate in Massachusetts and are subject to DPU regulation; and PSNH and Aquarion operate in New Hampshire and are subject to NHPUC regulation.  The regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

In Connecticut, electric and natural gas utilities are required to file a distribution rate case, or for PURA to initiate a rate review, within four years of the last rate case. CL&P's distribution rates were established in an April 2018 PURA-approved rate case settlement agreement with rates effective May 1, 2018. Yankee Gas' distribution rates were established in a December 2018 PURA-approved rate case settlement agreement with rates effective November 15, 2018. See "Regulatory Developments and Rate Matters - Connecticut" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information. Aquarion is not required to initiate a rate review with the PURA. Aquarion rates were established in a 2013 PURA-approved rate case.

In Massachusetts, electric distribution companies are required to file at least one distribution rate case every five years, and natural gas local distribution companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period. NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case with rates effective February 1, 2018. See "Regulatory Developments and Rate Matters - Massachusetts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information. NSTAR Gas' distribution rates were established in a 2015 DPU-approved rate case. Aquarion is not required to initiate a rate review with the DPU. Aquarion rates were established in an October 2018 DPU-approved rate case.

In New Hampshire, PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program. Aquarion rates were established in a 2013 NHPUC-approved rate case, further revised in 2016.

Electric, Natural Gas and Water Utility Retail Rates: The Eversource electric distribution companies obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  The natural gas distribution companies procure natural gas for firm and seasonal customers.  These energy supply procurement costs are recovered from customers in energy supply rates that are approved by the respective state regulatory commission.  The rates are reset periodically and are fully reconciled to their costs.  Each electric and natural gas distribution company fully recovers its energy supply costs through approved regulatory rate mechanisms on a timely basis and, therefore, such costs have no impact on earnings.

The electric and natural gas distribution companies also recover certain other costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, such costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy efficiency program costs, electric retail transmission charges, restructuring and stranded costs resulting from deregulation, and additionally for our Massachusetts companies, pension and PBOP benefits and net metering for distributed generation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.  These cost tracking mechanisms also include certain incentives earned and carrying charges that are billed in rates to customers.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.9 billion and included in regulatory liabilities as of December 31, 2018. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Eversource established a regulatory liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. As of December 31, 2018, this liability, net of amounts refunded to customers, was $24.6 million.

Eversource's regulated companies are in the process of, or will, refund the decrease in the income tax rate based on orders issued by applicable state regulatory commissions. A summary of the timing of refunds related to the change in the tax rate is as follows:

Eversource Utility and Jurisdiction	EDIT Refund Timing	Effective Date of New Tax Rate Reflected in Rates	January 1, 2018 Change in Tax Rate Prior to Effective Date of New Rates
Connecticut
CL&P	Refunds will be incorporated into May 1, 2019 distribution rate change	May 1, 2018	January 1, 2018 through April 30, 2018 fully refunded to customers as of December 31, 2018
Yankee Gas	Refunds began to be reflected in rates effective November 15, 2018	November 15, 2018	January 1, 2018 through November 14, 2018 began to be refunded to customers, beginning November 15, 2018
Massachusetts
NSTAR Electric	Refunds began to be reflected in rates effective January 1, 2019	February 1, 2018	Refunds not required for the period January 1, 2018 to January 31, 2018
NSTAR Gas	Refunds began to be reflected in rates effective February 1, 2019	July 1, 2018	Refunds not required for the period January 1, 2018 to June 30, 2018
New Hampshire
PSNH	Refunds will be addressed as part of the next distribution rate case filing Refunds for EDIT related to PSNH's divested generation assets began to be reflected in rates effective August 1, 2018	No later than July 1, 2019 for distribution	January 1, 2018 through effective date of next distribution rate change will be refunded to customers
Transmission
CL&P, NSTAR Electric and PSNH	Refunds will be made based on expected guidance from FERC	January 1, 2018	Effective January 1, 2018 for local transmission service, and effective June 1, 2018 for regional transmission service, rates reflected the reduced federal corporate income tax rate
For further information on filings with regulatory commissions and the impact to customer rates, see "Connecticut," "Massachusetts," and "New Hampshire" sections below and "FERC Regulatory Matters - U.S. Federal Corporate Income Taxes" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Connecticut:

CL&P Rate Case Settlement: On April 18, 2018, PURA approved the distribution rate case settlement agreement that was reached by CL&P, the Prosecutorial Unit of PURA, and the Office of Consumer Counsel ("OCC") on December 15, 2017, as amended on March 23, 2018. The distribution rate case settlement agreement included, among other things, rate increases of $64.3 million, $31.1 million, and $29.2 million, effective May 1, 2018, 2019, and 2020, respectively; an authorized regulatory ROE of 9.25 percent; 53 percent common equity in CL&P's capital structure; and a new capital tracker, effective July 1, 2018, for core capital additions in excess of $270 million per rate year and for capital additions for system resiliency and grid modernization. The new capital tracker also included a provision to return to customers the impact of a lower federal corporate income tax rate from the Tax Cuts and Jobs Act from January through April 2018, offset by the impacts of rate base growth since the previous rate case for the same period. In addition, the base distribution rates charged to customers were adjusted to reflect the prospective impacts of a lower federal income tax rate resulting from the Tax Cuts and Jobs Act. Amounts related to the EDIT liabilities will be incorporated as refunds to customers in May 1, 2019 base distribution rates. The settlement agreement also incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a storm filing. On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from 2017 through 2018, with recovery incorporated into the May 1, 2019 distribution rate change. The storm filing is pending PURA approval.

Yankee Gas Rate Case Settlement: On December 12, 2018, PURA approved the distribution rate case settlement agreement that was reached by Yankee Gas, the prosecutorial division of the PURA, and the OCC on September 21, 2018. The distribution rate case settlement agreement included, among other things, rate increases of $1.4 million, $15.8 million and $13.0 million, for rate years beginning November 15, 2018, January 1, 2020, and January 1, 2021, respectively, and for Yankee Gas to implement a Distribution Integrity Management Program ("DIMP") cost recovery mechanism to further invest capital to replace aging infrastructure.  The DIMP mechanism allows for recovery of costs associated with capital additions of approximately $26 million to $37 million annually, which is incremental to the $150 million included in base distribution rate base per year. The settlement agreement also provides Yankee Gas the opportunity to seek recovery of additional capital spending above these levels with PURA approval. PURA ordered an accelerated replacement program for Yankee Gas to fully replace its cast iron and bare steel facilities in 11 years and fully replace copper services and certain steel mains and services in 14 years. In addition, Yankee Gas was authorized to continue its ongoing natural gas system expansion program, implement a revenue decoupling rate mechanism, and recover merger costs. The settlement agreement included a regulatory ROE of 9.3 percent. In addition, the distribution rates charged to customers were adjusted to reflect the prospective impacts of the lower federal corporate income tax rate, the overcollection of the lower income tax rate from January 1, 2018, and the EDIT from the Tax Cuts and Jobs Act. Although new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018. The settlement agreement resulted in an $11.7 million pre-tax benefit to earnings in 2018 ($4.0 million at the natural gas distribution segment primarily for DIMP costs allowed for recovery, and $7.7 million at Eversource Parent and Other Companies for the allowed recovery of previously expensed merger-related costs).

Clean Energy RFP: On December 28, 2018, under Public Act 17-3, "An Act Concerning Zero Carbon Solicitation and Procurement," the DEEP selected the Millstone nuclear power generation facility, alongside smaller generation facilities, as the winner of the zero-carbon electricity-generating resource.  CL&P was directed by DEEP to enter into a ten-year contract with Millstone for approximately 9 million MWh annually.  DEEP requested negotiations among all parties conclude by March 31, 2019.

Massachusetts:

NSTAR Electric Distribution Rate Case Decision: On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018.  On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million due to the decrease in the federal corporate income tax rate, as part of the Tax Cuts and Jobs Act, resulting in an annual net decrease in rates of $19 million.  NSTAR Electric’s new rates took effect on February 1, 2018, following approval of NSTAR Electric’s compliance filing on February 2, 2018.  The DPU also approved, in part, NSTAR Electric's request for recalculation, resulting in an increase of $3.5 million in the approved revenue requirement, effective March 1, 2018.  In addition to its decision regarding rates, the DPU approved an authorized regulatory ROE of 10 percent, the establishment of a revenue decoupling rate mechanism for the portion of the NSTAR Electric business that did not previously have a decoupling mechanism, and the implementation of an inflation-based adjustment mechanism with a five-year stay-out until January 1, 2023. As part of this inflation-based mechanism, NSTAR Electric submitted its first annual Performance Based Rate Adjustment (PBRA) filing on September 19, 2018 and the DPU approved a $31.9 million increase to base distribution rates on December 27, 2018 for effect on January 1, 2019.

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

A second phase of the investigation addressed the EDIT issue and any potential refunds for the periods January 1, 2018 to the effective dates of the rate changes that have occurred. On December 21, 2018, the DPU issued a decision ordering Massachusetts regulated utilities to refund the distribution related EDIT to customers through a new reconciling factor ("Tax Act Credit Factor"). The order also required these companies to include any EDIT that relates to existing reconciling tracking mechanisms to be refunded within those individual mechanisms. The DPU approved compliance filings for NSTAR Electric on December 27, 2018 and for NSTAR Gas on January 18, 2019 for the Tax Act Credit Factor to be included in rates effective January 1, 2019 for NSTAR Electric and effective February 1, 2019 for NSTAR Gas. Additionally, the December 21, 2018 DPU order indicated that the DPU will not require a revision to base rates for any potential refunds for the periods January 1, 2018 to the effective dates of the rate changes. Therefore, as of December 31, 2018, a reserve was not recorded for the reduction in the federal corporate income tax rate in customer billings from January 1, 2018 to the dates of the rate changes at NSTAR Electric (February 1, 2018) and NSTAR Gas (July 1, 2018).

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit resulted in the initial $17.5 million of construction costs on the new cable being expensed as incurred, all of which was fully expensed in 2018. Construction of the new cable is underway and is expected to be completed in 2019.

New Hampshire:

Generation Divestiture: In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, pursuant to which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approved this agreement as well as the final divestiture plan and auction process in 2016. On October 11, 2017, PSNH entered into two Purchase and Sale Agreements with private investors, one to sell its thermal generation assets at a purchase price of $175 million, subject to adjustment, (the “Thermal Agreement”) and a second to sell its hydroelectric generation assets at a purchase price of $83 million, subject to adjustment (the “Hydro Agreement”). The NHPUC approved these agreements in late November 2017, at which time the Company classified these assets as held for sale.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to the Thermal Agreement. In accordance with the Thermal Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million. In the second quarter of 2018, the purchase price was further adjusted by $17.3 million relating to the valuation of certain allowances. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydroelectric licenses to private investors. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to the Hydro Agreement. In accordance with the Hydro Agreement, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.8 million, resulting in net proceeds of $77.2 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.3 million. An estimated gain from the sale of these assets was included as an offset to the total remaining costs associated with the sale of generation assets that were securitized on May 8, 2018.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs pursuant to a finance order issued by the NHPUC to recover remaining costs resulting from the divestiture of PSNH’s generation assets.  These RRBs are secured by a non-bypassable charge recoverable from PSNH customers. PSNH recorded regulatory assets and other deferred costs in connection with the generation asset divestiture and the securitization of remaining costs, which are probable of recovery through collection of the non-bypassable charge. For further information on the securitized RRB issuance, see "Liquidity - Rate Reduction Bonds" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

U.S. Federal Corporate Income Taxes: On September 27, 2018, the NHPUC issued a decision on the impact of the U.S. federal corporate income tax rate reduction from the Tax Cuts and Jobs Act. The NHPUC concluded that the tax law change qualified as an exogenous event, as defined in the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, and that the benefit of incurring the lower federal income tax expense would be passed back to customers with carrying charges. The next PSNH distribution rate case shall address the impacts of EDIT, the lower federal income tax rate, and the overcollection of the lower income tax rate from January 1, 2018 to the rate adjustment effective date of July 1, 2019, or earlier if a rate case is filed for rates effective prior to July 1, 2019.  As of December 31, 2018, PSNH has recorded a reserve of $12.6 million to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018. The EDIT balance related to PSNH's divested generation assets has been included as a component of the securitization of the stranded generation assets and has started to be refunded to customers via the Stranded Cost Recovery Charge effective August 1, 2018.

2011 through 2013 Storm Costs: On September 17, 2018, the NHPUC approved the recovery of $49 million, plus carrying charges, in storm costs incurred from August 2011 through March 2013 and the transfer of funding from PSNH’s major storm reserve to offset those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. The storm cost deferral is separate from the major storm funding reserve that is being collected from customers. As a result of the duration of time between incurring storm costs in August 2011 through March 2013 and final approval from the NHPUC in 2018, PSNH recognized $8.7 million (pre-tax) for the equity return component of the carrying charges, which have been collected from customers, within Other Income, Net on our statement of income in 2018. Storm costs incurred from December 2013 through April 2016 have been audited by the NHPUC staff and are pending NHPUC approval. As of December 31, 2018, the pre-tax equity return component of the carrying charges related to storms incurred after March 2013 was $7.9 million, which will be recognized to earnings upon NHPUC approval of those storm costs.

Reliability Enhancement Program: On December 28, 2018, the NHPUC approved PSNH’s extension of the Reliability Enhancement Program for 2019.  The extension included cost recovery associated with vegetation management costs. The vegetation management spending, which is consistent with prior years’ spending, will be deferred and offset against amounts due to customers as a result of federal income tax reform.

Legislative and Policy Matters

New Hampshire: On January 11, 2018, the New Hampshire Supreme Court issued a decision that affirmed the lower court's October 2016 decision that the Town of Bow, New Hampshire had over-assessed the value of the property owned by PSNH for the 2012 and 2013 property tax years.  As a result of this decision, PSNH received $7.4 million in property tax refunds and interest in 2018.

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

Expected Long-Term Rate of Return on Plan Assets:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations when appropriate.  For the year ended December 31, 2018, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans.  For the forecasted 2019 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the 2018 pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2018, the discount rates used to determine the funded status were within a range of 4.22 percent to 4.45 percent for the Pension and SERP Plans, and within a range of 4.38 percent to 4.41 percent for the PBOP Plans.  As of December 31, 2017, the discount rates used were within a range of 3.43 percent to 3.75 percent for the Pension and SERP Plans, and within a range of 3.55 percent to 3.70 percent for the PBOP Plans.  The increase in the discount rates used to calculate the funded status resulted in a decrease to the Pension and PBOP Plans' liability of approximately $465 million and $88 million, respectively, as of December 31, 2018.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense for the Eversource plans because it provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2018 expense were within a range of 3.85 percent to 4.62 percent for the Pension and SERP Plans, and within a range of 3.28 percent to 3.94 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2018, a revised scale for the mortality table was released, and we utilized it in our measurements.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants receive in the future.  As of December 31, 2018 and 2017, the compensation/progression rate used to determine the funded status was 3.50 percent for the Eversource Service plans and 4 percent for the Aquarion plans.

Health Care Cost:  In August 2016, we amended the Eversource PBOP Plan to standardize benefit design and make benefit changes. As a result, this plan is no longer subject to health care cost trends. The Aquarion PBOP Plan is still subject to heath care cost trends. For the Aquarion PBOP Plan, the health care trend rate is a range of 3.5 percent to 6.75 percent, with an ultimate rate of 3.5 percent to 5 percent in 2019 and 2023, for post-65 and pre-65 retirees, respectively.

Actuarial Determination of Expense:  Pension, SERP and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent the amortization of differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension and SERP Plans was $39.6 million, $64.9 million and $71.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For the PBOP Plans, there was net periodic PBOP income of $45.0 million, $39.6 million and $17.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unamortized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that expense in 2019 for the Pension and SERP Plans will be approximately $72 million and income in 2019 for the PBOP Plans will be approximately $38 million. Pension, SERP and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $185.6 million to the Pension Plans in 2018.  We currently estimate contributing approximately $112 million to the Pension Plans in 2019.

For the PBOP Plans, it is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts.  We contributed $9.3 million to the PBOP Plans in 2018.  We currently estimate contributing $11 million to the PBOP Plans in 2019.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plans' (excluding the SERP Plans) reported annual cost and a decrease to the PBOP Plans' reported annual income as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Decrease in PBOP Plan Income
Assumption Change	As of December 31,		As of December 31,
Eversource	2018	2017	2018	2017
Lower expected long-term rate of return	$23.7	$20.4	$4.5	$4.1
Lower discount rate	25.5	19.7	2.9	3.6
Higher compensation rate	6.8	9.3	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions. On December 4, 2017, we completed the acquisition of Aquarion, resulting in the addition of $0.9 billion of goodwill. As of December 31, 2018, a total of $4.4 billion of goodwill is recorded on our balance sheet. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas and Yankee Gas. The Water Distribution reporting unit was created upon completion of the acquisition of Aquarion and includes the water utility businesses.  As of December 31, 2018, goodwill was allocated to the reporting units as follows:  $2.5 billion to Electric Distribution, $0.6 billion to Electric Transmission, $0.4 billion to Natural Gas Distribution and $0.9 billion to Water Distribution.

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

We performed an impairment test of goodwill as of October 1, 2018 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2018 goodwill impairment test resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment. The fair value of the reporting units was substantially in excess of carrying value.

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

Access Northeast: Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income in 2018, related to Access Northeast, an equity method investment. In September 2018, a series of non-Eversource natural gas explosions in eastern Massachusetts resulted in widespread property and system damage, personal injuries, and a fatality. Eversource identified the September 2018 natural gas series of explosions, compounded by the adverse legislative environment, as negative evidence that indicated potential impairment of our investment in Access Northeast. Our impairment assessment used a discounted cash flow approach, including consideration of the severity and duration of any decline in fair value of our investment in the project, and involved significant management judgment and estimation, including projections of the project’s discounted cash flows and assumptions about exit price. In the third quarter of 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. For further information, see Note 1K, "Investments," to the financial statements.

NPT: In March 2018, the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application after which the Massachusetts EDCs terminated the selection of, and subsequent contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. The March 2018 NHSEC decision denying Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs in the first quarter of 2018. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount was recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs were recoverable as of March 31, 2018, based on our expectation that the Northern Pass project remains probable of being placed in service. If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $307 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.
As of December 31, 2018, we did not identify any other impairment indicators for our long-lived assets. If events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable, we would perform an impairment analysis. An impairment analysis would consist of two steps: first, the estimated undiscounted future cash flows attributable to the asset would be compared with the carrying value of the asset, and second, if the carrying value is greater than the undiscounted future cash flows, an impairment charge would be recognized equal to the amount by which the carrying value of the asset exceeds its estimated fair value.

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

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations.  In particular, the act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.9 billion and included in regulatory liabilities as of December 31, 2018. The refund of these regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

We have completed our evaluation of the impacts of the act as of December 31, 2018. The ultimate outcome was not materially different from the provisional estimates recorded as of December 31, 2017. While we have recorded the impacts of the act based on interpretation of the provisions as enacted, it is expected the U.S. Department of Treasury and the IRS will issue additional interpretative guidance in the future that could result in changes to previously finalized provisions. At this time, some of the states in which we do business have issued guidance regarding the act and the impact was not material. Amortization of the EDIT liabilities began in 2018 at our PSNH and Yankee Gas subsidiaries. The total amortization for 2018 was $4.4 million and $0.6 million for PSNH and Yankee Gas, respectively.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated. Increases to estimates of environmental liabilities could have an adverse impact on earnings. We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  Estimates are based on the expected remediation plan. Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates due to certain economic factors.

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal), to marketable securities held in trusts, to our investments in our Pension and PBOP Plans, and to nonfinancial assets such as goodwill and AROs. This guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2018, is summarized annually through 2023 and thereafter as follows:

Eversource
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt maturities (a)	$801.1	$296.1	$1,033.5	$1,188.9	$1,665.2	$7,977.7	$12,962.5
Rate reduction bond maturities	52.3	43.2	43.2	43.2	43.2	410.6	635.7
Estimated interest payments on existing debt (b)	498.0	459.5	440.7	406.4	373.4	3,526.1	5,704.1
Capital leases (c)	3.4	3.4	2.9	1.5	0.7	13.9	25.8
Operating leases (d)	11.5	9.8	8.7	7.2	4.7	32.7	74.6
Funding of pension obligations (d) (e)	112.0	—	—	—	—	—	112.0
Funding of PBOP obligations (d) (e)	11.0	—	—	—	—	—	11.0
Estimated future annual long-term contractual costs (f)	609.2	607.9	528.7	494.1	461.7	2,905.9	5,607.5
Total (g)	$2,098.5	$1,419.9	$2,057.7	$2,141.3	$2,548.9	$14,866.9	$25,133.2

CL&P
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt maturities (a)	$250.0	$—	$—	$—	$400.0	$2,615.3	$3,265.3
Estimated interest payments on existing debt (b)	141.7	134.8	134.8	134.8	129.8	1,843.0	2,518.9
Capital leases (c)	2.0	2.0	1.5	—	—	—	5.5
Operating leases (d)	1.5	1.4	1.2	1.1	0.5	0.2	5.9
Funding of pension obligations (d) (e)	44.0	—	—	—	—	—	44.0
Estimated future annual long-term contractual costs (f)	179.9	205.2	197.2	195.7	200.4	959.7	1,938.1
Total (g)	$619.1	$343.4	$334.7	$331.6	$730.7	$5,418.2	$7,777.7

(a)	Long-term debt maturities exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments.

(b)	Estimated interest payments on fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement.

(c)	The capital lease obligations include interest.

(d)	Amounts are not included on our balance sheets.

(e)
These amounts represent expected pension and PBOP contributions for 2019.  Future contributions will vary depending on many factors, including the performance of existing plan assets, valuation of the plans' liabilities and long-term discount rates.

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

For further information regarding our contractual obligations and commercial commitments, see Note 6, "Asset Retirement Obligations," Note 7, "Short-Term Debt," Note 8, "Long-Term Debt," Note 9, "Rate Reduction Bonds and Variable Interest Entities," Note 10A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," Note 12, "Commitments and Contingencies," and Note 14, "Leases," to the financial statements.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2018 and 2017 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Increase/(Decrease)
Operating Revenues	$8,448.2	$7,752.0	$696.2
Operating Expenses:
Purchased Power, Fuel and Transmission	3,139.0	2,535.3	603.7
Operations and Maintenance	1,335.2	1,307.0	28.2
Depreciation	819.9	773.8	46.1
Amortization	252.0	90.0	162.0
Energy Efficiency Programs	472.4	480.8	(8.4)
Taxes Other Than Income Taxes	729.8	676.8	53.0
Total Operating Expenses	6,748.3	5,863.7	884.6
Operating Income	1,699.9	1,888.3	(188.4)
Interest Expense	498.8	421.8	77.0
Other Income, Net	128.4	107.9	20.5
Income Before Income Tax Expense	1,329.5	1,574.4	(244.9)
Income Tax Expense	289.0	578.9	(289.9)
Net Income	1,040.5	995.5	45.0
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$1,033.0	$988.0	$45.0

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas sales volumes in MMcf, and our water MG sales volumes, and percentage changes, for the years ended December 31, 2018 and 2017, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase/(Decrease)	Sales Volumes (MG)		Percentage Increase/(Decrease)
	2018	2017 (1)		2018	2017 (2)		2018	2017 (3)
Traditional	9,790	9,465	3.4%	44,715	39,455	13.3%	2,252	2,202	2.3%
Decoupled and Special Contracts (4)	43,591	42,781	1.9%	61,242	61,571	(0.5)%	21,479	22,565	(4.8)%
Total Sales Volumes	53,381	52,246	2.2%	105,957	101,026	4.9%	23,731	24,767	(4.2)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present February through December 2017 as decoupled, to conform to the current year presentation.

(2)
In 2017 and until November 14, 2018, Yankee Gas operated under a traditional rate structure. Effective November 15, 2018, Yankee Gas operated under a decoupled rate structure. The 2017 sales volumes for Yankee Gas have been recast to present November 15th through December 2017 as decoupled, to conform to the current year presentation.

(3)	Eversource acquired its water distribution business on December 4, 2017. Full 2017 sales volumes have been presented for comparative purposes.

(4)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Fluctuations in retail electric sales volumes at PSNH and natural gas sales volumes at Yankee Gas prior to November 15, 2018 impacted earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric (effective February 1, 2018 as a result of a DPU-approved rate case decision), Yankee Gas (effective November 15, 2018 as a result of a PURA-approved rate case settlement) and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

Operating Revenues: Operating Revenues by segment increased/(decreased) in 2018, as compared to 2017, as follows (the variance in electric distribution revenues reflects intercompany transmission billings in both periods):

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$405.6
Natural Gas Distribution	74.9
Electric Transmission	(15.4)
Water Distribution	196.1
Other	5.3
Eliminations	29.7
Total Operating Revenues	$696.2

Electric Distribution Revenues:

•
Base electric distribution revenues decreased $49.3 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018. NSTAR Electric's rates were adjusted to reflect the new lower federal corporate income tax rate and the movement of certain costs from base distribution rates to fully-reconciled cost tracking mechanisms (most of which did not impact earnings). The decrease in revenues was partially offset by CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings), and an increase in non-decoupled sales volumes primarily driven by colder weather in January 2018 at NSTAR Electric (prior to its decoupled rate structure) and warmer summer weather in 2018 at PSNH. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure.

•
Electric distribution revenues also decreased $28.9 million due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate. PSNH will refund the overcollection in rates from January 1, 2018 to customers in a future period.

•
Tracked revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked retail electric distribution revenues increased as a result of an increase in electric energy supply costs ($219.1 million), an increase in stranded cost recovery revenues ($80.5 million), an increase in retail electric transmission charges ($39.3 million), and an increase in other distribution tracking mechanisms ($84.0 million). Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties, which increased $48.7 million.

Natural Gas Distribution Revenues:

•
Base natural gas distribution revenues increased $17.8 million due primarily to an increase in sales volumes and demand revenues driven by colder January, April, October and November weather in Connecticut in 2018, as well as growth in new customer base. Effective November 15, 2018, fluctuations in Connecticut sales volumes no longer impact earnings as a result of a decoupled rate structure at Yankee Gas approved in the 2018 rate case settlement.

•
Natural gas distribution revenues decreased $8.3 million due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective July 1, 2018 for NSTAR Gas and November 15, 2018 for Yankee Gas, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($42.8 million), an increase in energy efficiency program revenues ($7.9 million), and an increase in wholesale sales of natural gas to third party marketers ($14.6 million).

Water Distribution: Water distribution revenues increased $196.1 million for the year ended December 31, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues decreased by $15.4 million due primarily to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity, natural gas and water, on behalf of our customers.  These supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased in 2018, as compared to 2017, due primarily to the following:

(Millions of Dollars)	Increase
Electric Distribution	$436.9
Natural Gas Distribution	48.8
Transmission	73.6
Water Distribution	1.6
Eliminations	42.8
Total Purchased Power, Fuel and Transmission	$603.7

The variance in electric distribution reflects intercompany transmission charges in both periods. The increase in purchased power expense at the electric distribution business in 2018, as compared to 2017, was driven primarily by higher prices associated with the procurement of energy supply. As a result of the sale of PSNH's thermal generation assets on January 10, 2018, and the sale of PSNH's hydroelectric assets on August 26, 2018, PSNH purchased power in place of its self-generation output in 2018. The increase in natural gas supply costs at our natural gas distribution business was due to higher average prices and sales volumes.

The increase in transmission costs in 2018, as compared to 2017, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2018, as compared to 2017, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$8.5
Bad debt expense	11.2
HEEC Boston Harbor distribution cable costs	(12.5)
Storm restoration costs	(6.3)
Other non-tracked operations and maintenance	13.0
Total Base Electric Distribution (Non-Tracked Costs)	13.9
Base Natural Gas Distribution (Non-Tracked Costs) - Increase due primarily to higher employee-related expenses of $4.5 million and higher bad debt expense of $4.3 million	9.8
Water Distribution - Increase of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017	73.3
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Decrease due primarily to lower PSNH generation operations expenses of $53.3 million due to the 2018 sales of thermal and hydroelectric generation assets and lower transmission expenses of $18.5 million	(83.3)
Other and eliminations:
Absence of merger-related costs allowed for recovery through NSTAR Electric distribution rates as a result of the 2017 DPU distribution rate case decision (absence of 2017 earnings benefit)	30.5
Merger-related costs allowed for recovery through Yankee Gas distribution rates as a result of the 2018 PURA distribution rate case settlement agreement (earnings benefit)	(7.7)
Eversource Parent and Other Companies - other operations and maintenance	0.8
Eliminations	(9.1)
Total Operations and Maintenance	$28.2

Depreciation expense increased in 2018, as compared to 2017, due primarily to higher utility plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement. Partially offsetting these increases was lower depreciation expense at PSNH as a result of the sale of the thermal and hydroelectric generation assets in 2018.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased in 2018, as compared to 2017, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings.   In addition, the increase includes amortization of PSNH's securitized regulatory asset of $27.3 million related to the 2018 RRB issuance.

Energy Efficiency Programs expense decreased in 2018, as compared to 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut, which totaled $46.8 million in 2018, as compared to $25.4 million in 2017. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified these amounts as Taxes Other than Income Taxes. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings. Partially offsetting this decrease was an increase in allowed distribution revenue at PSNH that funded a higher level of expenditures, and higher spending for our natural gas energy efficiency programs.

Taxes Other Than Income Taxes expense increased in 2018, as compared to 2017, due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $46.8 million in 2018, as compared to $25.4 million in 2017), as well as higher property taxes due to higher utility plant in service balances and higher gross earnings taxes (the costs of which are tracked). Partially offsetting these increases was the absence of property taxes as a result of the sale of the PSNH thermal and hydroelectric generation assets in 2018, and a 2018 refund of disputed property taxes for prior years at PSNH.

Interest Expense increased in 2018, as compared to 2017, due primarily to an increase in interest on long-term debt ($30.7 million) as a result of new debt issuances, the addition of Aquarion interest expense in 2018 ($23.0 million), interest expense on the 2018 PSNH RRB issuance ($14.4 million), an increase in interest on notes payable ($11.2 million) and an increase in regulatory deferrals, which increased interest expense ($7.1 million) driven primarily by the absence in 2018 of a benefit to interest expense at NSTAR Electric due to the 2017 DPU distribution rate case decision regarding carrying charges for past storms. Partially offsetting these increases was an increase in AFUDC related to debt funds ($7.2 million).

Other Income, Net increased in 2018, as compared to 2017, due primarily to an increase related to Pension, SERP and PBOP non-service income components ($30.9 million), higher AFUDC related to equity funds ($9.6 million), the recognition of $8.7 million of the equity return component of carrying charges related to storms incurred from August 2011 through March 2013 at PSNH recorded in interest income, and gains on the sale of property ($5.1 million). Partially offsetting these increases was a decrease in equity in earnings of unconsolidated affiliates related to Eversource's equity method investments ($23.6 million), which was driven by a $32.9 million other-than-temporary impairment to our equity method investment in the Access Northeast project, partially offset by increased unrealized gains on our investment in a renewable energy fund. Other Income, Net was further decreased by investment loss in 2018 compared to investment income in 2017 ($11.5 million) primarily related to unrealized losses on equity marketable securities.

Income Tax Expense decreased in 2018, as compared to 2017, due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($265.2 million), further reduced by state taxes ($3.6 million), which includes a valuation allowance against state tax credits. Income tax expense further decreased by the write-off of Access Northeast ($6.9 million), an aggregate benefit relating to both federal tax reform impacts on the tax return compared to the provision estimate and remeasurement of a tax reserve ($18 million), and partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2018 and 2017 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Operating Revenues	$3,096.2	$2,887.4	$208.8	$3,112.9	$2,980.6	$132.3	$1,047.6	$981.6	$66.0
Operating Expenses:
Purchased Power, Fuel and Transmission	1,095.2	930.8	164.4	1,257.1	1,025.4	231.7	370.2	237.5	132.7
Operations and Maintenance	506.4	502.2	4.2	462.1	482.9	(20.8)	210.5	263.1	(52.6)
Depreciation	278.6	249.4	29.2	276.4	274.0	2.4	92.1	128.2	(36.1)
Amortization of Regulatory Assets/ (Liabilities), Net	129.0	83.2	45.8	46.7	33.8	12.9	81.0	(16.6)	97.6
Energy Efficiency Programs	94.0	114.7	(20.7)	292.3	294.1	(1.8)	20.1	13.8	6.3
Taxes Other Than Income Taxes	357.2	323.8	33.4	194.2	182.0	12.2	77.3	89.7	(12.4)
Total Operating Expenses	2,460.4	2,204.1	256.3	2,528.8	2,292.2	236.6	851.2	715.7	135.5
Operating Income	635.8	683.3	(47.5)	584.1	688.4	(104.3)	196.4	265.9	(69.5)
Interest Expense	151.7	143.0	8.7	105.2	105.7	(0.5)	60.6	51.0	9.6
Other Income, Net	22.7	23.0	(0.3)	53.1	34.1	19.0	27.7	9.8	17.9
Income Before Income Tax Expense	506.8	563.3	(56.5)	532.0	616.8	(84.8)	163.5	224.7	(61.2)
Income Tax Expense	129.1	186.6	(57.5)	148.9	242.1	(93.2)	47.6	88.7	(41.1)
Net Income	$377.7	$376.7	$1.0	$383.1	$374.7	$8.4	$115.9	$136.0	$(20.1)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Years Ended December 31,
	2018	2017	Increase	Percent
CL&P	21,467	20,950	517	2.5%
NSTAR Electric	23,999	23,538	461	2.0%
PSNH	7,915	7,758	157	2.0%
Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision), fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased in 2018, as compared to 2017, as follows:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Operating Revenues	$208.8	$132.3	$66.0

Base Distribution Revenues:

•
CL&P's distribution revenues increased $25.4 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
NSTAR Electric's distribution revenues decreased $79.3 million due primarily to lower base distribution rates at NSTAR Electric, as per the DPU-approved rate case decision that became effective February 1, 2018. NSTAR Electric's rates were adjusted to reflect the new lower federal corporate income tax rate and the movement of certain costs from base distribution rates to fully-reconciled cost tracking mechanisms (most of which did not impact earnings). The decrease in revenues was partially offset by an increase in January 2018 sales volumes, as compared to January 2017, primarily driven by the colder weather. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure, and changes in sales volumes no longer impact earnings.

•
PSNH's base distribution revenues increased $4.6 million primarily as a result of an increase in sales volumes in 2018, partially offset by a rate change due to the completion of the full recovery of certain costs in revenues. The rate change did not impact earnings.

•
Distribution revenues decreased $16.6 million at CL&P and $12.3 million at PSNH due to the liability established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate. PSNH will refund the overcollection in rates from January 1, 2018 to customers in a future period.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in retail rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings. Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues (including securitized RRB charges).  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. Tracked revenues increased/(decreased) in 2018, as compared to 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement (1)	$172.8	$100.7	$(54.4)
Retail transmission	(26.7)	75.1	(9.1)
Stranded cost recovery	3.4	(21.5)	98.6
Other distribution tracking mechanisms	17.0	58.5	8.5

Wholesale Market Sales Revenue	24.4	(4.0)	28.3

(1) The decrease at PSNH includes the absence in 2018 of the recovery of generation rate base return due to the sales of its thermal and hydroelectric generation assets in 2018.

Transmission Revenues: Transmission revenues decreased $6.4 million and $15.3 million at CL&P and NSTAR Electric, respectively, due to lower revenue requirements primarily related to the lower federal corporate income tax rate that was reflected in 2018 transmission revenues, partially offset by an increase related to ongoing investments in our transmission infrastructure. Transmission revenues increased $6.3 million at PSNH due to an increase related to ongoing investments in our transmission infrastructure, partially offset by the reduction in the federal corporate income tax rate.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) in 2018, as compared to 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$162.9	$141.1	$132.9
Transmission Costs	(3.7)	75.7	1.6
Eliminations	5.2	14.9	(1.8)
Total Purchased Power, Fuel and Transmission	$164.4	$231.7	$132.7

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

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service tracking mechanism. As a result of the sale of its thermal generation assets on January 10, 2018 and its hydroelectric generation assets on August 26, 2018, PSNH purchased power in place of its self-generation output in 2018.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
The decrease in transmission costs at CL&P was primarily a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by an increase in costs billed by ISO-NE that support regional grid investment.

•
The increase in transmission costs at NSTAR Electric and PSNH was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral. This was partially offset by a decrease in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) in 2018, as compared to 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$14.5	$(8.3)	$2.3
Bad debt expense	6.9	4.4	(0.1)
HEEC Boston Harbor distribution cable costs	—	(12.5)	—
Storm restoration costs	(7.4)	1.4	(0.3)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	(3.9)	3.1	(0.8)
Other non-tracked operations and maintenance	2.1	8.9	3.6
Total Base Electric Distribution (Non-Tracked Costs)	12.2	(3.0)	4.7
Tracked Costs:
Decrease of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(53.3)
Transmission expenses	(7.4)	(12.0)	0.9
Other tracked operations and maintenance	(0.6)	(5.8)	(4.9)
Total Tracked Costs	(8.0)	(17.8)	(57.3)
Total Operations and Maintenance	$4.2	$(20.8)	$(52.6)

Depreciation increased/(decreased) at CL&P, NSTAR Electric and PSNH in 2018, as compared to 2017, due primarily to the following:

•	The increase at CL&P was due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due primarily to higher net plant in service balances, offset by lower distribution depreciation composite rates.

•	The decrease at PSNH was due primarily to the sale of the thermal and hydroelectric generation assets in 2018, partially offset by higher distribution depreciation expense.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved costs tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets/(Liabilities), Net increased at CL&P, NSTAR Electric and PSNH in 2018, as compared to 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. In addition, the increase at PSNH includes amortization of its securitized regulatory asset of $27.3 million related to the 2018 RRB issuance. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense increased/(decreased) in 2018, as compared to 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $46.8 million in 2018, as compared to $25.4 million in 2017). These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

•	The increase at PSNH was primarily due to an increase in allowed distribution revenue that funded a higher level of expenditures.

Taxes Other Than Income Taxes increased/(decreased) in 2018, as compared to 2017, due primarily to the following:

•
The increase at CL&P was due primarily to a State of Connecticut policy change requiring CL&P to remit 2018 energy efficiency funds to the State of Connecticut (which totaled $46.8 million in 2018, as compared to $25.4 million in 2017), as well as higher property taxes due to higher utility plant balances and higher gross earnings taxes (the costs of which are tracked).

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

Interest Expense increased in 2018, as compared to 2017, due primarily to the following:

•
The increase at CL&P was due primarily to higher interest on long-term debt as a result of new debt issuances ($6.7 million) and an increase in regulatory deferrals, which increased interest expense ($3.8 million), partially offset by an increase in AFUDC related to debt funds ($1.2 million).

•	The increase at PSNH was due primarily to interest on the 2018 RRB issuance ($14.4 million), partially offset by lower interest on long-term debt ($6.4 million).

Other Income, Net increased in 2018, as compared to 2017, due primarily to the following:

•
The increase at NSTAR Electric was due to an increase related to pension, SERP and PBOP non-service income components ($16.8 million) and higher AFUDC related to equity funds ($5.4 million), partially offset by investment loss in 2018 compared to investment income in 2017 ($3.1 million), primarily related to officer's life insurance policies.

•
The increase at PSNH was due to the recognition of $8.7 million of the equity return component of the carrying charges related to storms incurred from August 2011 through March 2013 recorded in interest income, a gain on the sale of property ($4.4 million), interest income primarily related to the 2018 refund of disputed property taxes for prior years ($2.6 million), and an increase related to pension, SERP and PBOP non-service income components ($4.0 million).

Income Tax Expense decreased in 2018, as compared to 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($90.8 million), partially offset by state taxes ($3.4 million), which includes an increase in a valuation allowance of $2.5 million. Income tax expense increased by return to provision items ($10.9 million), federal tax effect of state reserves and credits ($10.6 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($8.4 million).

•
The decrease at NSTAR Electric was due primarily to the reduction in the federal corporate income tax rate and lower pre-tax earnings ($104.2 million), partially offset by return to provision items ($1.2 million), state taxes ($2.8 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.0 million).

•
The decrease at PSNH was due primarily to the reduction in the federal corporate income tax rate and lower pre-tax earnings ($44.2 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.3 million), partially offset by state taxes ($4.4 million).

EARNINGS SUMMARY

CL&P's earnings increased $1.0 million in 2018, as compared to 2017, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018, higher non-service income from our benefit plans, and an increase in transmission earnings driven by a higher transmission rate base. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, higher property and other tax expense, and higher interest expense.

NSTAR Electric's earnings increased $8.4 million in 2018, as compared to 2017, due primarily to an increase in transmission earnings driven by a higher transmission rate base, higher non-service income from our benefit plans, and lower distribution depreciation expense. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act. The earnings increase was partially offset by higher property tax expense and higher interest expense.

PSNH's earnings decreased $20.1 million in 2018, as compared to 2017, due primarily to lower generation earnings of $29.7 million as a result of thermal and hydroelectric generation asset sales in 2018, higher operations and maintenance expense, and higher distribution depreciation expense. The earnings decrease was partially offset by an increase in transmission earnings driven by a higher transmission rate base, the recognition of carrying charges on storm costs approved for recovery, a gain on the sale of property, lower property tax expense due to the 2018 refund of disputed property taxes for prior tax years, and higher sales volumes. Earnings were also favorably impacted by lower income tax expense, net of lower distribution revenues resulting from the Tax Cuts and Jobs Act.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $588.1 million in 2018, as compared to $806.3 million in 2017.  The decrease in operating cash flows was due primarily to cash payments made in 2018 for storm restoration costs of approximately $142 million, an increase in Pension contributions of $38.7 million, and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these unfavorable impacts was an increase related to the timing of cash collected for regulatory tracking mechanisms.

NSTAR Electric had cash flows provided by operating activities of $780.5 million in 2018, as compared to $639.3 million in 2017.  The increase in operating cash flows was due primarily to the timing of cash collected for regulatory tracking mechanisms, a decrease of $29.0 million in Pension and PBOP contributions, and the timing of payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these favorable impacts were cash payments made for storm restoration costs of approximately $90 million, and income tax payments of $120.0 million made in 2018, compared to income tax payments of $95.5 million made in 2017.

PSNH had cash flows provided by operating activities of $213.3 million in 2018, as compared to $300.9 million in 2017.  The decrease in operating cash flows was due primarily to the absence of generation operations as a result of the generation asset sales in 2018, and the timing of payments of our working capital items, including accounts payable.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Increase/(Decrease)
Operating Revenues	$7,752.0	$7,639.1	$112.9
Operating Expenses:
Purchased Power, Fuel and Transmission	2,535.3	2,500.8	34.5
Operations and Maintenance	1,307.0	1,342.1	(35.1)
Depreciation	773.8	715.5	58.3
Amortization of Regulatory Assets, Net	90.0	71.7	18.3
Energy Efficiency Programs	480.8	533.7	(52.9)
Taxes Other Than Income Taxes	676.8	634.0	42.8
Total Operating Expenses	5,863.7	5,797.8	65.9
Operating Income	1,888.3	1,841.3	47.0
Interest Expense	421.8	401.0	20.8
Other Income, Net	107.9	64.5	43.4
Income Before Income Tax Expense	1,574.4	1,504.8	69.6
Income Tax Expense	578.9	555.0	23.9
Net Income	995.5	949.8	45.7
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$988.0	$942.3	$45.7

Operating Revenues
A summary of our Operating Revenues by segment was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Increase/(Decrease)
Electric Distribution	$5,542.9	$5,594.3	$(51.4)
Natural Gas Distribution	947.3	857.7	89.6
Electric Transmission	1,301.7	1,210.0	91.7
Other and Eliminations	(39.9)	(22.9)	(17.0)
Total Operating Revenues	$7,752.0	$7,639.1	$112.9

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf and percentage changes was as follows:

	Electric				Firm Natural Gas
	For the Years Ended December 31,				For the Years Ended December 31,
	2017 (1)	2016	Decrease	Percent	2017 (1)	2016	Increase	Percent
Traditional	27,855	28,479	(624)	(2.2)%	46,957	45,314	1,643	3.6%
Decoupled and Natural Gas Special Contracts	24,391	25,163	(772)	(3.1)%	54,069	52,728	1,341	2.5%
Total Sales Volumes	52,246	53,642	(1,396)	(2.6)%	101,026	98,042	2,984	3.0%

(1)	The 2017 sales volumes have not been recast in this presentation for comparability between the prior years.

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

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, decreased $12.3 million in 2017, as compared to 2016, due primarily to a decrease in sales volumes driven by the mild summer weather in 2017 at our non-decoupled electric companies. LBR increased $13.0 million in 2017, as compared to 2016.  Effective February 1, 2018, NSTAR Electric no longer has an LBR recovery mechanism. Base natural gas distribution revenues increased $2.9 million in 2017, as compared to 2016. The impact of higher firm natural gas sales volumes, which was driven by colder winter weather in the fourth quarter of 2017, was partially offset by lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016.

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

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Employee-related expenses, including labor and benefits	$(46.8)
Bad debt expense	(14.5)
Shared corporate costs (including computer software depreciation at Eversource Service)	24.2
HEEC Boston Harbor distribution cable costs	16.0
Other non-tracked operations and maintenance	7.4
Total Base Electric Distribution	(13.7)
Base Natural Gas Distribution	4.3
Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution):
Absence in 2017 of earnings benefit related to merger-related costs allowed for recovery through transmission rates	27.5
Other tracked operations and maintenance	(4.4)
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	23.1
Other and eliminations:
Merger-related costs allowed for recovery through NSTAR Electric distribution rates as a result of the November 30, 2017 DPU distribution rate case decision (earnings benefit)	(30.5)
Addition of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017	6.9
Eversource Parent and Other Companies - other operations and maintenance	7.6
Eliminations	(32.8)
Total Operations and Maintenance	$(35.1)

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

Other Income, Net increased in 2017, as compared to 2016, due primarily to increased gains on investments ($27.2 million), primarily related to Eversource's investment in a renewable energy fund, an increase related to pension, SERP and PBOP non-service income components ($11.3 million), changes in the market value related to deferred compensation plans ($8.3 million) and higher AFUDC related to equity funds ($8.2 million). Partially offsetting these favorable impacts was the absence in 2017 of a gain on the sale of an unregulated business in 2016 ($11.8 million) and lower interest income ($3.3 million).

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

EARNINGS SUMMARY

Regulated Companies: Our electric distribution segment earnings increased $34.6 million in 2017, as compared to 2016, due primarily to a lower effective tax rate, lower non-tracked operations and maintenance expense, higher lost base revenues at NSTAR Electric and higher distribution revenues at CL&P due in part to a higher rate base for the system resiliency program, partially offset by higher depreciation expense, lower sales volumes primarily driven by the mild summer weather in 2017, as compared to 2016 (primarily at NSTAR Electric), and higher property tax expense.

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

Eversource Parent and Other Companies:  Eversource parent and other companies, including our water business, earned $25.3 million in 2017, compared with $31.0 million in 2016.  The decrease in earnings was due primarily to a higher effective tax rate, higher interest expense and the absence in 2017 of the earnings and gain on the sale of an unregulated business in 2016. These decreases were partially offset by the 2017 DPU-allowed recovery of certain previously expensed merger-related costs in NSTAR Electric's distribution rates, and increased gains on investments recorded in 2017.

LIQUIDITY

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
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Operating Revenues	$2,887.4	$2,806.0	$81.4	$2,980.6	$3,041.6	$(61.0)	$981.6	$959.5	$22.1
Operating Expenses:
Purchased Power, Fuel and Transmission	930.8	919.7	11.1	1,025.4	1,084.3	(58.9)	237.5	210.8	26.7
Operations and Maintenance	502.2	490.8	11.4	482.9	500.4	(17.5)	263.1	267.1	(4.0)
Depreciation	249.4	230.5	18.9	274.0	259.3	14.7	128.2	116.5	11.7
Amortization of Regulatory Assets/ (Liabilities), Net	83.2	38.8	44.4	33.8	34.3	(0.5)	(16.6)	11.2	(27.8)
Energy Efficiency Programs	114.7	154.0	(39.3)	294.1	321.8	(27.7)	13.8	14.2	(0.4)
Taxes Other Than Income Taxes	323.8	299.7	24.1	182.0	177.8	4.2	89.7	82.9	6.8
Total Operating Expenses	2,204.1	2,133.5	70.6	2,292.2	2,377.9	(85.7)	715.7	702.7	13.0
Operating Income	683.3	672.5	10.8	688.4	663.7	24.7	265.9	256.8	9.1
Interest Expense	143.0	144.1	(1.1)	105.7	108.4	(2.7)	51.0	50.0	1.0
Other Income, Net	23.0	14.2	8.8	34.1	21.3	12.8	9.8	7.5	2.3
Income Before Income Tax Expense	563.3	542.6	20.7	616.8	576.6	40.2	224.7	214.3	10.4
Income Tax Expense	186.6	208.3	(21.7)	242.1	225.8	16.3	88.7	82.3	6.4
Net Income	$376.7	$334.3	$42.4	$374.7	$350.8	$23.9	$136.0	$132.0	$4.0

Operating Revenues
A summary of our retail electric GWh sales volumes was as follows:

	Rate	For the Years Ended December 31,
	Structure	2017	2016	Decrease	Percent
CL&P	Decoupled	20,950	21,617	(667)	(3.1)%
NSTAR Electric (eastern Massachusetts)	Traditional	20,097	20,619	(522)	(2.5)%
NSTAR Electric (western Massachusetts)	Decoupled	3,441	3,546	(105)	(3.0)%
PSNH	Traditional	7,758	7,860	(102)	(1.3)%

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(4.0)	$(36.6)	$(6.2)
Bad debt expense	(6.8)	(7.5)	(0.2)
Shared corporate costs (including computer software depreciation at Eversource Service)	7.8	12.6	3.8
HEEC Boston Harbor distribution cable costs	—	16.0	—
Other non-tracked operations and maintenance	8.8	0.6	(2.0)
Total Base Electric Distribution (Non-Tracked Costs)	5.8	(14.9)	(4.6)
Tracked Costs:
Employee-related expenses, including labor and benefits	1.9	(7.5)	(1.0)
Other tracked operations and maintenance	3.7	4.9	1.6
Total Tracked Costs	5.6	(2.6)	0.6
Total Operations and Maintenance	$11.4	$(17.5)	$(4.0)

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

•
The increase at NSTAR Electric is due to an increase related to pension, SERP and PBOP non-service income components ($8.7 million), market value changes related to the deferred compensation plans ($1.6 million), an increase in amounts related to officer life insurance policies ($1.3 million) and an increase in interest income ($1.2 million).

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

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $806.3 million in 2017, compared with $812.2 million in 2016.  The decrease in operating cash flows was due primarily to income tax payments of $68.8 million made in 2017, compared to the income tax refunds of $73.9 million received in 2016. Partially offsetting this decrease was the timing of regulatory recoveries, an increase in distribution rates due to higher rate base, and the timing of collections and payments related to our working capital items.

NSTAR Electric had cash flows provided by operating activities of $639.3 million in 2017, as compared to $812.1 million in 2016.  The decrease in operating cash flows was due primarily to a decrease in regulatory recoveries, which were significantly impacted by the timing of collections of purchased power and transmission costs, an increase of $53.4 million in Pension and PBOP Plan cash contributions and an increase of $29.5 million in income tax payments made in 2017, compared to 2016. Also contributing to the decrease was the timing of working capital items, including accounts payable and inventory.

PSNH had cash flows provided by operating activities of $300.9 million in 2017, as compared to $360.7 million in 2016.  The decrease in operating cash flows was due primarily to the income tax payments of $26.1 million made in 2017, compared to the income tax refunds of $36.0 million received in 2016 and the unfavorable impacts related to the timing of regulatory recoveries. Partially offsetting these decreases were the timing of collections and payments of our working capital items, including accounts payable and inventory, and a $16.3 million decrease in Pension Plan cash contributions.

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

Other Risk Management Activities

We have an Enterprise Risk Management (ERM) program for identifying the principal risks of the Company.  Our ERM program involves the application of a well-defined, enterprise-wide methodology designed to allow our Risk Committee, comprised of our senior officers and directors of the Company, to identify, categorize, prioritize, and mitigate the principal risks to the Company.  The ERM program is integrated with other assurance functions throughout the Company including Compliance, Auditing, and Insurance to ensure appropriate coverage of risks that could impact the Company.  In addition to known risks, ERM identifies emerging risks to the Company, through participation in industry groups, discussions with management and in consultation with outside advisers.  Our management then analyzes risks to determine materiality, likelihood and impact, and develops mitigation strategies.  Management broadly considers our business model, the utility industry, the global economy and the current environment to identify risks.  The Finance Committee of the Board of Trustees is responsible for oversight of the Company's ERM program and enterprise-wide risks as well as specific risks associated with insurance, credit, financing, investments, pensions and overall system security including cyber security.  The findings of the ERM process are periodically discussed with the Finance Committee of our Board of Trustees, as well as with other Board Committees or the full Board of Trustees, as appropriate, including reporting on how these issues are being measured and managed.  However, there can be no assurances that the ERM process will identify or manage every risk or event that could impact our financial position, results of operations or cash flows.

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2018, all of our long-term debt except for $39.5 million of fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2018, our regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts. As of December 31, 2018, Eversource had $24.8 million of cash posted with ISO-NE related to energy transactions.

For further information on cash collateral deposited and posted with counterparties, see Note 1P, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2018.

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Eversource Energy:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
February 26, 2019

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2018	2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$108,068	$38,165
Receivables, Net	994,055	925,083
Unbilled Revenues	176,285	201,361
Fuel, Materials, Supplies and Inventory	238,042	223,063
Regulatory Assets	514,779	741,868
Prepayments and Other Current Assets	260,995	138,009
Assets Held for Sale	—	219,550
Total Current Assets	2,292,224	2,487,099

Property, Plant and Equipment, Net	25,610,428	23,617,463

Deferred Debits and Other Assets:
Regulatory Assets	4,631,137	4,497,447
Goodwill	4,427,266	4,427,266
Marketable Securities	417,508	585,419
Other Long-Term Assets	862,693	605,692
Total Deferred Debits and Other Assets	10,338,604	10,115,824

Total Assets	$38,241,256	$36,220,386

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$910,000	$1,088,087
Long-Term Debt – Current Portion	837,319	549,631
Rate Reduction Bonds – Current Portion	52,332	—
Accounts Payable	1,119,995	1,085,034
Regulatory Liabilities	370,230	128,071
Other Current Liabilities	823,006	738,222
Total Current Liabilities	4,112,882	3,589,045

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,506,030	3,297,518
Regulatory Liabilities	3,609,475	3,637,273
Derivative Liabilities	379,562	377,257
Accrued Pension, SERP and PBOP	962,510	1,228,091
Other Long-Term Liabilities	1,196,336	1,073,501
Total Deferred Credits and Other Liabilities	9,653,913	9,613,640

Long-Term Debt	12,248,743	11,775,889

Rate Reduction Bonds	583,331	—

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,241,222	6,239,940
Retained Earnings	3,953,974	3,561,084
Accumulated Other Comprehensive Loss	(60,000)	(66,403)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,486,817	11,086,242

Commitments and Contingencies (Note 12)

Total Liabilities and Capitalization	$38,241,256	$36,220,386

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2018	2017	2016

Operating Revenues	$8,448,201	$7,751,952	$7,639,129

Operating Expenses:
Purchased Power, Fuel and Transmission	3,138,969	2,535,271	2,500,828
Operations and Maintenance	1,335,213	1,307,052	1,342,134
Depreciation	819,930	773,802	715,466
Amortization	252,026	89,986	71,696
Energy Efficiency Programs	472,380	480,835	533,659
Taxes Other Than Income Taxes	729,753	676,757	634,072
Total Operating Expenses	6,748,271	5,863,703	5,797,855
Operating Income	1,699,930	1,888,249	1,841,274
Interest Expense	498,805	421,755	400,961
Other Income, Net	128,366	107,913	64,505
Income Before Income Tax Expense	1,329,491	1,574,407	1,504,818
Income Tax Expense	288,972	578,892	554,997
Net Income	1,040,519	995,515	949,821
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$1,033,000	$987,996	$942,302

Basic Earnings Per Common Share	$3.25	$3.11	$2.97

Diluted Earnings Per Common Share	$3.25	$3.11	$2.96

Weighted Average Common Shares Outstanding:
Basic	317,370,369	317,411,097	317,650,180
Diluted	317,993,934	318,031,580	318,454,239

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2018	2017	2016

Net Income	$1,040,519	$995,515	$949,821
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	1,756	1,974	2,137
Changes in Unrealized (Losses)/Gains on Marketable Securities	(547)	(350)	2,294
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	5,194	(2,745)	(2,869)
Other Comprehensive Income/(Loss), Net of Tax	6,403	(1,121)	1,562
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$1,039,403	$986,875	$943,864

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2016	317,191,249	$1,669,313	$6,262,368	$2,797,355	$(66,844)	$(309,977)	$10,352,215
Net Income				949,821			949,821
Dividends on Common Shares - $1.78 Per Share				(564,486)			(564,486)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	15,787	79	(5,639)				(5,560)
Long-Term Incentive Plan Activity			(6,056)				(6,056)
Increase in Treasury Shares	(321,228)					(7,794)	(7,794)
Other Changes in Shareholders' Equity			(449)				(449)
Other Comprehensive Income					1,562		1,562
Balance as of December 31, 2016	316,885,808	1,669,392	6,250,224	3,175,171	(65,282)	(317,771)	10,711,734
Net Income				995,515			995,515
Dividends on Common Shares - $1.90 Per Share				(602,083)			(602,083)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(10,834)				(10,834)
Other Changes in Shareholders' Equity			550				550
Other Comprehensive Loss					(1,121)		(1,121)
Balance as of December 31, 2017	316,885,808	1,669,392	6,239,940	3,561,084	(66,403)	(317,771)	11,086,242
Net Income				1,040,519			1,040,519
Dividends on Common Shares - $2.02 Per Share				(640,110)			(640,110)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(543)				(543)
Other Changes in Shareholders' Equity			1,825				1,825
Other Comprehensive Income					6,403		6,403
Balance as of December 31, 2018	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Activities:
Net Income	$1,040,519	$995,515	$949,821
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	819,930	773,802	715,466
Deferred Income Taxes	174,812	491,630	466,463
Bad Debt Expense	61,337	44,453	69,466
Pension, SERP and PBOP Expense, Net	5,498	22,454	39,912
Pension and PBOP Contributions	(194,947)	(242,800)	(158,741)
Regulatory Over/(Under) Recoveries, Net	34,920	(47,935)	13,340
Amortization	252,026	89,986	71,696
(Payments)/Refunds Related to Spent Nuclear Fuel, Net	(145,000)	—	59,804
Other	(111,225)	(204,421)	(118,195)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(141,433)	(117,155)	(142,699)
Fuel, Materials, Supplies and Inventory	(831)	(9,223)	7,755
Taxes Receivable/Accrued, Net	(67,770)	52,284	234,543
Accounts Payable	(22,084)	56,067	(14,126)
Other Current Assets and Liabilities, Net	78,226	91,545	13,737
Net Cash Flows Provided by Operating Activities	1,783,978	1,996,202	2,208,242

Investing Activities:
Investments in Property, Plant and Equipment	(2,523,371)	(2,348,105)	(1,976,867)
Proceeds from Sales of Marketable Securities	900,749	832,903	659,338
Proceeds from Sales of Marketable Securities Used to Pay Spent Nuclear Fuel Obligation	145,000	—	—
Purchases of Marketable Securities	(908,387)	(810,507)	(681,272)
Acquisition of Aquarion	—	(877,652)	—
Payments to Acquire Investments	(205,150)	(32,634)	(188,958)
Proceeds from the Sale of PSNH Generation Assets	193,924	—	—
Other Investing Activities	6,754	5,479	36,211
Net Cash Flows Used in Investing Activities	(2,390,481)	(3,230,516)	(2,151,548)

Financing Activities:
Cash Dividends on Common Shares	(640,110)	(602,083)	(564,486)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
(Decrease)/Increase in Notes Payable	(379,310)	72,810	(12,453)
Issuance of Rate Reduction Bonds	635,663	—	—
Issuance of Long-Term Debt	2,200,000	2,500,000	800,000
Retirements of Long-Term Debt	(1,050,330)	(745,000)	(200,000)
Other Financing Activities	(28,457)	(4,754)	(33,482)
Net Cash Flows Provided by/(Used in) Financing Activities	729,937	1,213,454	(17,940)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	123,434	(20,860)	38,754
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	85,890	106,750	67,996
Cash, Cash Equivalents and Restricted Cash - End of Year	$209,324	$85,890	$106,750
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2018.

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2018 and 2017, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2018	2017

ASSETS
Current Assets:
Cash	$87,721	$6,028
Receivables, Net	397,026	370,676
Accounts Receivable from Affiliated Companies	23,082	28,181
Unbilled Revenues	56,971	54,154
Materials, Supplies and Inventory	44,529	48,438
Regulatory Assets	125,155	200,281
Prepayments and Other Current Assets	60,279	46,926
Total Current Assets	794,763	754,684

Property, Plant and Equipment, Net	8,909,701	8,271,030

Deferred Debits and Other Assets:
Regulatory Assets	1,505,488	1,444,935
Other Long-Term Assets	199,767	159,597
Total Deferred Debits and Other Assets	1,705,255	1,604,532

Total Assets	$11,409,719	$10,630,246

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$69,500
Long-Term Debt – Current Portion	250,000	300,000
Accounts Payable	324,983	367,605
Accounts Payable to Affiliated Companies	26,452	82,201
Obligations to Third Party Suppliers	56,248	52,860
Regulatory Liabilities	109,614	38,967
Derivative Liabilities	55,058	54,392
Other Current Liabilities	161,088	127,234
Total Current Liabilities	983,443	1,092,759

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,166,784	1,103,367
Regulatory Liabilities	1,122,157	1,112,136
Derivative Liabilities	379,536	376,918
Accrued Pension, SERP and PBOP	282,771	354,469
Other Long-Term Liabilities	155,495	128,135
Total Deferred Credits and Other Liabilities	3,106,743	3,075,025

Long-Term Debt	3,004,016	2,759,135

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,410,765	2,110,765
Retained Earnings	1,727,899	1,415,741
Accumulated Other Comprehensive Income	301	269
Common Stockholder's Equity	4,199,317	3,587,127

Commitments and Contingencies (Note 12)

Total Liabilities and Capitalization	$11,409,719	$10,630,246

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Revenues	$3,096,174	$2,887,359	$2,805,955

Operating Expenses:
Purchased Power and Transmission	1,095,187	930,780	919,723
Operations and Maintenance	506,448	502,107	490,810
Depreciation	278,557	249,352	230,489
Amortization of Regulatory Assets, Net	129,021	83,166	38,765
Energy Efficiency Programs	93,977	114,713	154,015
Taxes Other Than Income Taxes	357,147	323,887	299,719
Total Operating Expenses	2,460,337	2,204,005	2,133,521
Operating Income	635,837	683,354	672,434
Interest Expense	151,727	142,973	144,110
Other Income, Net	22,663	22,991	14,238
Income Before Income Tax Expense	506,773	563,372	542,562
Income Tax Expense	129,056	186,646	208,308
Net Income	$377,717	$376,726	$334,254

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Net Income	$377,717	$376,726	$334,254
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	51	334	444
Changes in Unrealized (Losses)/Gains on Marketable Securities	(19)	(12)	79
Other Comprehensive Income, Net of Tax	32	322	523
Comprehensive Income	$377,749	$377,048	$334,777

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2016	6,035,205	$60,352	$1,910,663	$1,170,278	$(576)	$3,140,717
Net Income				334,254		334,254
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(199,599)		(199,599)
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Income					523	523
Balance as of December 31, 2016	6,035,205	60,352	2,110,714	1,299,374	(53)	3,470,387
Net Income				376,726		376,726
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(254,800)		(254,800)
Capital Stock Expenses, Net			51			51
Other Comprehensive Income					322	322
Balance as of December 31, 2017	6,035,205	60,352	2,110,765	1,415,741	269	3,587,127
Net Income				377,717		377,717
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Income					32	32
Balance as of December 31, 2018	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Activities:
Net Income	$377,717	$376,726	$334,254
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	278,557	249,352	230,489
Deferred Income Taxes	54,859	119,295	168,919
Bad Debt Expense	15,831	5,312	17,572
Pension, SERP and PBOP Expense	8,943	9,909	7,328
Pension Contributions	(41,150)	(2,500)	(380)
Regulatory Underrecoveries, Net	(53,372)	(8,017)	(68,730)
Amortization of Regulatory Assets, Net	129,021	83,166	38,765
Other	(69,786)	(42,973)	(36,245)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(67,334)	(47,768)	3,229
Materials, Supplies and Inventory	3,909	3,612	(8,926)
Taxes Receivable/Accrued, Net	8,954	(9,688)	123,692
Accounts Payable	(76,924)	48,032	3,252
Other Current Assets and Liabilities, Net	18,846	21,860	(1,065)
Net Cash Flows Provided by Operating Activities	588,071	806,318	812,154

Investing Activities:
Investments in Property, Plant and Equipment	(864,136)	(824,383)	(611,984)
Proceeds from the Sale of Property, Plant and Equipment	—	—	9,047
Other Investing Activities	209	236	296
Net Cash Flows Used in Investing Activities	(863,927)	(824,147)	(602,641)

Financing Activities:
Cash Dividends on Common Stock	(60,000)	(254,800)	(199,599)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
Decrease in Notes Payable to Eversource Parent	(69,500)	(10,600)	(197,300)
Issuance of Long-Term Debt	500,000	525,000	—
Retirements of Long-Term Debt	(300,000)	(250,000)	—
Capital Contributions from Eversource Parent	300,000	—	200,000
Other Financing Activities	(7,091)	15,004	(857)
Net Cash Flows Provided by/(Used in) Financing Activities	357,850	19,045	(203,315)
Net Increase in Cash and Restricted Cash	81,994	1,216	6,198
Cash and Restricted Cash - Beginning of Year	9,619	8,403	2,205
Cash and Restricted Cash - End of Year	$91,613	$9,619	$8,403

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2018.

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2018	2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,606	$1,763
Receivables, Net	361,296	341,341
Accounts Receivable from Affiliated Companies	31,344	40,723
Unbilled Revenues	34,518	49,865
Materials, Supplies and Inventory	114,202	95,517
Regulatory Assets	241,747	333,882
Prepayments and Other Current Assets	51,960	24,499
Total Current Assets	836,673	887,590

Property, Plant and Equipment, Net	8,794,700	8,246,494

Deferred Debits and Other Assets:
Regulatory Assets	1,196,512	1,190,575
Prepaid PBOP	132,810	126,948
Other Long-Term Assets	109,764	84,766
Total Deferred Debits and Other Assets	1,439,086	1,402,289

Total Assets	$11,070,459	$10,536,373

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$278,500	$234,000
Accounts Payable	384,398	340,115
Accounts Payable to Affiliated Companies	89,636	91,260
Obligations to Third Party Suppliers	109,547	88,721
Renewable Portfolio Standards Compliance Obligations	139,898	111,524
Regulatory Liabilities	190,620	79,562
Other Current Liabilities	74,872	79,916
Total Current Liabilities	1,267,471	1,025,098

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,294,467	1,275,814
Regulatory Liabilities	1,513,279	1,514,451
Accrued Pension and SERP	14,145	89,995
Other Long-Term Liabilities	263,096	198,176
Total Deferred Credits and Other Liabilities	3,084,987	3,078,436

Long-Term Debt	2,944,846	2,943,759

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,633,442	1,502,942
Retained Earnings	2,098,091	1,944,961
Accumulated Other Comprehensive Loss	(1,378)	(1,823)
Common Stockholder's Equity	3,730,155	3,446,080

Commitments and Contingencies (Note 12)

Total Liabilities and Capitalization	$11,070,459	$10,536,373

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Revenues	$3,112,926	$2,980,629	$3,041,588

Operating Expenses:
Purchased Power and Transmission	1,257,073	1,025,414	1,084,324
Operations and Maintenance	462,100	482,924	500,315
Depreciation	276,372	274,008	259,262
Amortization of Regulatory Assets, Net	46,654	33,831	34,332
Energy Efficiency Programs	292,288	294,053	321,787
Taxes Other Than Income Taxes	194,316	181,959	177,837
Total Operating Expenses	2,528,803	2,292,189	2,377,857
Operating Income	584,123	688,440	663,731
Interest Expense	105,193	105,729	108,428
Other Income, Net	53,066	34,100	21,263
Income Before Income Tax Expense	531,996	616,811	576,566
Income Tax Expense	148,906	242,085	225,789
Net Income	$383,090	$374,726	$350,777

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Net Income	$383,090	$374,726	$350,777
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	13	(264)	(177)
Qualified Cash Flow Hedging Instruments	437	438	437
Changes in Unrealized (Losses)/Gains on Marketable Securities	(5)	(3)	22
Other Comprehensive Income, Net of Tax	445	171	282
Comprehensive Income	$383,535	$374,897	$351,059

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2016	200	$—	$1,397,642	$1,811,678	$(2,276)	$3,207,044
Net Income				350,777		350,777
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(316,300)		(316,300)
Capital Contributions from Eversource Parent			103,000			103,000
Other Comprehensive Income					282	282
Balance as of December 31, 2016	200	—	1,500,642	1,844,195	(1,994)	3,342,843
Net Income				374,726		374,726
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(272,000)		(272,000)
Capital Contributions from Eversource Parent			2,300			2,300
Other Comprehensive Income					171	171
Balance as of December 31, 2017	200	—	1,502,942	1,944,961	(1,823)	3,446,080
Net Income				383,090		383,090
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(228,000)		(228,000)
Capital Contributions from Eversource Parent			130,500			130,500
Other Comprehensive Income					445	445
Balance as of December 31, 2018	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Activities:
Net Income	$383,090	$374,726	$350,777
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	276,372	274,008	259,262
Deferred Income Taxes	41,438	110,499	101,698
Pension, SERP and PBOP Income	(21,521)	(9,509)	(771)
Pension and PBOP Contributions	(61,751)	(90,721)	(37,305)
Regulatory Over/(Under) Recoveries, Net	149,647	(20,009)	118,385
Amortization of Regulatory Assets, Net	46,654	33,831	34,332
Bad Debt Expense	22,279	21,252	31,728
Other	(65,523)	(24,872)	(50,831)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(26,403)	(50,896)	(70,302)
Materials, Supplies and Inventory	(18,685)	(24,610)	10,571
Taxes Receivable/Accrued, Net	(33,900)	39,205	60,774
Accounts Payable	37,140	(20,421)	18,000
Other Current Assets and Liabilities, Net	51,674	26,849	(14,227)
Net Cash Flows Provided by Operating Activities	780,511	639,332	812,091

Investing Activities:
Investments in Property, Plant and Equipment	(725,766)	(719,623)	(664,932)
Other Investing Activities	58	(3,552)	53
Net Cash Flows Used in Investing Activities	(725,708)	(723,175)	(664,879)

Financing Activities:
Cash Dividends on Common Stock	(228,000)	(272,000)	(316,300)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
Increase/(Decrease) in Short-Term Debt	44,500	56,500	(28,400)
Capital Contributions from Eversource Parent	130,500	2,300	103,000
Issuance of Long-Term Debt	—	700,000	300,000
Retirements of Long-Term Debt	—	(400,000)	(200,000)
Other Financing Activities	108	(1,796)	(866)
Net Cash Flows (Used in)/Provided by Financing Activities	(54,852)	83,044	(144,526)
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(49)	(799)	2,686
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	14,708	15,507	12,821
Cash, Cash Equivalents and Restricted Cash - End of Year	$14,659	$14,708	$15,507

The accompanying notes are an integral part of these consolidated financial statements.

Company Report on Internal Controls Over Financial Reporting

Public Service Company of New Hampshire

Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of Public Service Company of New Hampshire and subsidiaries (PSNH or the Company) and of other sections of this annual report.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2018.

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2019

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2018	2017

ASSETS
Current Assets:
Cash	$1,439	$900
Receivables, Net	104,854	92,774
Accounts Receivable from Affiliated Companies	8,444	5,297
Unbilled Revenues	47,145	49,448
Taxes Receivable	25,913	5,838
Materials, Supplies and Inventory	37,504	40,285
Regulatory Assets	67,228	130,134
Special Deposits	47,498	728
Prepayments and Other Current Assets	17,564	22,365
Assets Held for Sale	—	219,550
Total Current Assets	357,589	567,319

Property, Plant and Equipment, Net	2,880,073	2,642,274

Deferred Debits and Other Assets:
Regulatory Assets	862,288	810,677
Other Long-Term Assets	27,406	42,391
Total Deferred Debits and Other Assets	889,694	853,068

Total Assets	$4,127,356	$4,062,661

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$57,000	$262,900
Long-Term Debt – Current Portion	150,000	110,000
Rate Reduction Bonds – Current Portion	52,332	—
Accounts Payable	111,292	128,685
Accounts Payable to Affiliated Companies	26,029	24,676
Dividends Payable to Eversource Parent	—	150,000
Regulatory Liabilities	55,526	6,251
Other Current Liabilities	64,046	67,924
Total Current Liabilities	516,225	750,436

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	481,221	443,468
Regulatory Liabilities	428,069	444,397
Accrued Pension, SERP and PBOP	124,457	124,639
Other Long-Term Liabilities	36,339	56,689
Total Deferred Credits and Other Liabilities	1,070,086	1,069,193

Long-Term Debt	655,173	892,438

Rate Reduction Bonds	583,331	—

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	678,134	843,134
Retained Earnings	627,258	511,382
Accumulated Other Comprehensive Loss	(2,851)	(3,922)
Common Stockholder's Equity	1,302,541	1,350,594

Commitments and Contingencies (Note 12)

Total Liabilities and Capitalization	$4,127,356	$4,062,661

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Revenues	$1,047,619	$981,624	$959,482

Operating Expenses:
Purchased Power, Fuel and Transmission	370,246	237,478	210,786
Operations and Maintenance	210,541	263,110	267,013
Depreciation	92,055	128,192	116,519
Amortization of Regulatory Assets/(Liabilities), Net	80,978	(16,577)	11,170
Energy Efficiency Programs	20,105	13,788	14,204
Taxes Other Than Income Taxes	77,280	89,760	82,964
Total Operating Expenses	851,205	715,751	702,656
Operating Income	196,414	265,873	256,826
Interest Expense	60,634	51,007	50,040
Other Income, Net	27,672	9,805	7,563
Income Before Income Tax Expense	163,452	224,671	214,349
Income Tax Expense	47,576	88,675	82,364
Net Income	$115,876	$135,996	$131,985

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Net Income	$115,876	$135,996	$131,985
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,104	1,162	1,162
Changes in Unrealized (Losses)/Gains on Marketable Securities	(33)	(21)	136
Other Comprehensive Income, Net of Tax	1,071	1,141	1,298
Comprehensive Income	$116,947	$137,137	$133,283

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2016	301	$—	$748,634	$494,901	$(6,361)	$1,237,174
Net Income				131,985		131,985
Dividends on Common Stock				(77,600)		(77,600)
Capital Contributions from Eversource Parent			94,500			94,500
Other Comprehensive Income					1,298	1,298
Balance as of December 31, 2016	301	—	843,134	549,286	(5,063)	1,387,357
Net Income				135,996		135,996
Dividends on Common Stock				(173,900)		(173,900)
Other Comprehensive Income					1,141	1,141
Balance as of December 31, 2017	301	—	843,134	511,382	(3,922)	1,350,594
Net Income				115,876		115,876
Return of Capital			(530,000)			(530,000)
Capital Contributions from Eversource Parent			365,000			365,000
Other Comprehensive Income					1,071	1,071
Balance as of December 31, 2018	301	$—	$678,134	$627,258	$(2,851)	$1,302,541

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2018	2017	2016

Operating Activities:
Net Income	$115,876	$135,996	$131,985
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	92,055	128,192	116,519
Deferred Income Taxes	35,924	63,883	87,345
Bad Debt Expense	6,383	6,704	7,288
Pension, SERP and PBOP Expense	754	1,368	875
Pension Contributions	—	(800)	(17,078)
Regulatory Underrecoveries, Net	(27,264)	(30,788)	(4,491)
Amortization of Regulatory Assets/(Liabilities), Net	80,978	(16,577)	11,170
Other	(15,363)	(16,813)	3,108
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(19,307)	(22,055)	(18,822)
Fuel, Materials, Supplies and Inventory	16,928	5,519	(5,485)
Taxes Receivable/Accrued, Net	(19,970)	339	32,303
Accounts Payable	(56,712)	29,453	11,353
Other Current Assets and Liabilities, Net	3,028	16,463	4,654
Net Cash Flows Provided by Operating Activities	213,310	300,884	360,724

Investing Activities:
Investments in Property, Plant and Equipment	(277,345)	(312,720)	(305,430)
Proceeds from the Sale of Generation Assets	193,924	—	—
Proceeds from the Sale of Property	4,782	—	—
Other Investing Activities	437	199	326
Net Cash Flows Used in Investing Activities	(78,202)	(312,521)	(305,104)

Financing Activities:
Cash Dividends on Common Stock	(150,000)	(23,900)	(77,600)
(Decrease)/Increase in Notes Payable to Eversource Parent	(205,900)	102,000	(70,400)
Retirements of Long-Term Debt	(199,250)	(70,000)	—
Issuance of Rate Reduction Bonds	635,663	—	—
Return of Capital	(530,000)	—	—
Capital Contributions from Eversource Parent	365,000	—	94,500
Other Financing Activities	(89)	(225)	(255)
Net Cash Flows (Used in)/Provided by Financing Activities	(84,576)	7,875	(53,755)
Net Increase/(Decrease) in Cash and Restricted Cash	50,532	(3,762)	1,865
Cash and Restricted Cash - Beginning of Year	2,191	5,953	4,088
Cash and Restricted Cash - End of Year	$52,723	$2,191	$5,953

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

Eversource, CL&P, NSTAR Electric and PSNH are reporting companies under the Securities Exchange Act of 1934.  Eversource Energy is a public utility holding company under the Public Utility Holding Company Act of 2005.  Arrangements among the regulated electric companies and other Eversource companies, outside agencies and other utilities covering interconnections, interchange of electric power and sales of utility property are subject to regulation by the FERC. Eversource's regulated companies are subject to regulation of rates, accounting and other matters by the FERC and/or applicable state regulatory commissions (the PURA for CL&P, Yankee Gas and Aquarion, the DPU for NSTAR Electric, NSTAR Gas and Aquarion, and the NHPUC for PSNH and Aquarion).

CL&P, NSTAR Electric and PSNH furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  Yankee Gas and NSTAR Gas are engaged in the distribution and sale of natural gas to customers within Connecticut and Massachusetts, respectively.  Aquarion is engaged in the collection, treatment and distribution of water in Connecticut, Massachusetts and New Hampshire. CL&P, NSTAR Electric and PSNH's results include the operations of their respective distribution and transmission businesses. The distribution business also includes the results of NSTAR Electric's solar power facilities and PSNH's generation facilities prior to sale in 2018. PSNH completed the sales of its thermal generation assets on January 10, 2018 and its hydroelectric generation assets on August 26, 2018. As of December 31, 2018, PSNH does not own any electric generation facilities. See Note 13, "Generation Asset Sale," for further information.

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

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric, natural gas and water distribution and transmission businesses, are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Eversource's consolidated financial information includes the results of Aquarion and its subsidiaries beginning from the date of the acquisition on December 4, 2017.

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

As of both December 31, 2018 and 2017, Eversource's carrying amount of goodwill was approximately $4.4 billion. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2018 and determined that no impairment exists.  See Note 24B, "Acquisition of Aquarion and Goodwill - Goodwill," for further information.

C.     Accounting Standards
Accounting Standards Issued but Not Yet Effective: In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019.  The requirements of the new leases standard include balance sheet recognition of leases deemed to be operating leases and additional disclosure requirements.  The recognition, measurement and presentation of expenses and cash flows are not significantly changed. The Company implemented the new leases standard in the first quarter of 2019 and applied the Topic 842 lease criteria to new leases and lease renewals entered into effective on or after January 1, 2019.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, allowing a transition method to adopt the new leases standard on a prospective basis as of the adoption date, with prior periods presented in the financial statements continuing to follow existing lease accounting guidance under Topic 840 (Leases) in the accounting literature. The Company adopted the prospective transition method allowed in ASU 2018-11.

The Company has decided to elect the practical expedient package whereby it does not need to reassess whether or not an existing contract is or contains a lease or whether a lease is an operating or capital lease, and it does not need to reassess initial direct costs for leases. The Company has also elected the practical expedient to not reevaluate land easements existing at adoption if they were not previously accounted for as leases.

The Company determined the impact the ASUs will have on its financial statements by reviewing its lease population and identifying lease data needed for the disclosure requirements. The Company implemented a new lease accounting system in 2019 to ensure ongoing compliance with the ASU’s requirements. Eversource recognized approximately $60 million, which includes approximately $25 million at NSTAR Electric, approximately $1 million at CL&P and approximately $1 million at PSNH, of operating lease liabilities and right-of-use assets on their respective balance sheets upon transition at January 1, 2019. Implementation of the new guidance will not have an impact on each company’s results of operations and cash flows.

Accounting Standards Recently Adopted: On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2014-09, Revenue from Contracts with Customers, which amended existing revenue recognition guidance, using the modified retrospective method (cumulatively at the date of initial application) applying it only to contracts that were not complete at January 1, 2018. Under this method of adoption, prior year reported results were not restated. Implementation of the ASU did not have a material effect on the results of operations, financial position or cash flows of Eversource, CL&P, NSTAR Electric or PSNH. See Note 22, "Revenues," for further information.

The Company identified an item that was accounted for differently under the new revenue guidance, as compared to the previously existing guidance. As a result of applying guidance on the unit of account under the new standard, purchases of power from and sales of power to ISO-New England are now accounted for net by the hour, rather than net by the month. This change increased Operating Revenues and Purchased Power, Fuel and Transmission by $22.8 million for the year ended December 31, 2018, with no impact on net income.

On January 1, 2018, Eversource adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities.  The ASU removed the available-for-sale designation for equity securities, whereby changes in fair value were previously recorded in accumulated other comprehensive income within shareholders' equity, and required changes in fair value of all equity securities to be recorded in earnings effective January 1, 2018. There was no cumulative effect of adoption. Unrealized losses recorded in Other Income, Net were $4.3 million for the year ended December 31, 2018. For further information, see Note 5, "Marketable Securities," to the financial statements.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU required separate presentation of service cost from other components of net pension, SERP and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU has been applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. As of December 31, 2018, the non-service cost components of net pension, SERP and PBOP costs that were not capitalized in plant were recorded as an increase to regulatory liabilities of $39.8 million, as these amounts continue to be included in rates. See Note 1N, "Summary of Significant Accounting Policies - Other Income, Net," to the financial statements for the portion of pension, SERP and PBOP costs that are presented as non-operating income for the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2017, the amounts, which were previously presented within Operations and Maintenance expense on the statements of income, totaled $29.9 million at Eversource, $1.8 million at CL&P, $19.2 million at NSTAR Electric and $5.9 million at PSNH, and have been retrospectively presented within Other Income, Net. For the year ended December 31, 2016, these amounts were $18.6 million at Eversource, $0.7 million at CL&P, $10.5 million at NSTAR Electric and $6.2 million at PSNH.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted two accounting standards relating to the statement of cash flows; ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Restricted Cash. As a result of implementing ASU 2016-15, dividends from equity method investments of $19.1 million, $20.0 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, are presented in operating activities at Eversource, for which the 2017 and 2016 amounts were previously classified in investing activities. ASU 2016-18 required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Both standards were applied retrospectively, as required, and neither had a material impact on Eversource's, CL&P's, NSTAR Electric's or PSNH's statements of cash flows. See Note 1P, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements for a reconciliation of cash and cash equivalents as reported on the balance sheet to the statement of cash flows, which includes amounts described as restricted cash and restricted cash equivalents.

D.     Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. As of December 31, 2018, our capitalized Northern Pass project costs were approximately $307 million.
In March 2018, the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application after which the Massachusetts EDCs terminated the selection of, and subsequent contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. On April 27, 2018, NPT filed a motion for rehearing with the NHSEC, and on July 12, 2018, the NHSEC issued its written decision denying Northern Pass’ motion for rehearing. On August 10, 2018, NPT filed an appeal to the New Hampshire Supreme Court, alleging that the NHSEC failed to follow applicable law in its review of the project. On October 12, 2018, the New Hampshire Supreme Court accepted this appeal. Subsequently, the NHSEC transmitted the record of its proceedings to the New Hampshire Supreme Court on December 11, 2018. Briefing of the appeal began on February 4, 2019. The New Hampshire Supreme Court has not set a date for oral argument. NPT intends to continue to pursue NHSEC approval to construct this project.

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

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $307 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.
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

The total provision for both uncollectible accounts and for uncollectible hardship accounts (the uncollectible hardship balance is included in the total provision) is included in Receivables, Net on the balance sheets, and is as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
	As of December 31,		As of December 31,
(Millions of Dollars)	2018	2017	2018	2017
Eversource	$212.7	$195.7	$131.5	$122.5
CL&P	88.0	78.9	71.9	65.5
NSTAR Electric	74.5	69.7	42.5	40.3
PSNH	11.1	10.5	—	—

In accordance with new revenue accounting guidance, uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Eversource	$61.3	$44.5	$69.5
CL&P	15.8	5.3	17.6
NSTAR Electric	22.3	21.3	31.7
PSNH	6.4	6.7	7.3

G.    CL&P Energy Efficiency Loans
In December 2018, CL&P transferred $41.3 million of its energy efficiency customer loan portfolio to two outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders.  Under a three-year agreement with the lenders, additional energy efficiency loans will also be transferred with a maximum amount outstanding under this program of $55 million.  The transaction did not qualify as a sale for accounting purposes, and the amounts of the loans ($18.5 million and $22.8 million as of December 31, 2018 in current and long-term, respectively), included in Accounts Receivable, Net and Other Long-Term Assets, are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet.

H.     Fuel, Materials, Supplies and Inventory
Fuel, Materials, Supplies and Inventory include natural gas inventory, materials and supplies purchased primarily for construction or operation and maintenance purposes, and RECs.  Inventory is valued at the lower of cost or net realizable value. RECs are purchased from suppliers of renewable sources of generation and are used to meet state mandated Renewable Portfolio Standards requirements.  The carrying amounts of fuel, materials and supplies, and RECs, which are included in Current Assets on the balance sheets, were as follows:

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Fuel	$33.1	$—	$—	$—	$29.7	$—	$—	$—
Materials and Supplies	126.1	44.5	48.6	24.3	117.1	44.4	45.1	18.5
RECs	78.8	—	65.6	13.2	76.3	4.0	50.4	21.8
Total - Current	$238.0	$44.5	$114.2	$37.5	$223.1	$48.4	$95.5	$40.3

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

Uncategorized - Investments that are measured at net asset value are not categorized within the fair value hierarchy.

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Asset Retirement Obligations," Note 10A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," Note 15, "Fair Value of Financial Instruments" and Note 24B, "Acquisition of Aquarion and Goodwill - Goodwill" to the financial statements.

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

The judgment applied in the election of a contract as normal (and resulting accrual accounting) includes the conclusion that it is probable at the inception of the contract and throughout its term that it will result in physical delivery of the underlying product and that the quantities will be used or sold by the business in the normal course of business.  If facts and circumstances change and management can no longer support this conclusion, then a contract cannot be considered normal, accrual accounting is terminated, and fair value accounting is applied prospectively.

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

K.     Investments
Investments are included in Other Long-Term Assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.

Strategic, Infrastructure and Other Investments:  As of December 31, 2018 and 2017, Eversource had investments totaling $463.7 million and $277.6 million, respectively. As of December 31, 2018 and 2017, Eversource's investments included a 50 percent ownership in Bay State Wind, an offshore wind project of $234.3 million and $30.2 million, respectively, a 15 percent ownership interest in a FERC-regulated natural gas transmission business of $155.0 million and $159.6 million, respectively, a 37.2 percent (14.5 percent of which related to NSTAR Electric) ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $19.5 million and $17.7 million, respectively, other investments totaling $54.9 million and $38.8 million, respectively, and a 40 percent ownership interest in Access Northeast of $31.3 million as of December 31, 2017. NSTAR Electric's investments totaled $7.6 million and $6.9 million, respectively, as of December 31, 2018 and 2017.

Impairment of Access Northeast: Access Northeast is a natural gas pipeline and storage project jointly owned by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist and developing undiscounted future cash flows.

In 2015 and 2016, AGT sought to secure long-term natural gas pipeline capacity contracts with EDCs in Massachusetts, Connecticut, New Hampshire, Maine, and Rhode Island. Subsequently, in 2016, the Massachusetts Supreme Judicial Court and the NHPUC each ruled that state statutes precluded the state regulatory agencies from approving those contracts in Massachusetts and New Hampshire, respectively. The New Hampshire Supreme Court overruled the NHPUC decision in May 2018. Legislative changes are needed in Massachusetts to allow the DPU to approve natural gas pipeline capacity contracts. No such changes have occurred during any legislative session to date.

In September 2018, a series of non-Eversource natural gas explosions in eastern Massachusetts resulted in widespread property and system damage, personal injuries, and a fatality. As a result of these events, compounded by the failure to secure Massachusetts legislation to date, we believe there is significant uncertainty around the future timing of, and ability to secure, needed legislative change affecting the natural gas industry and pipeline expansion, which may significantly delay the completion of the Access Northeast project.

Eversource identified the September 2018 natural gas series of explosions, compounded by the adverse legislative environment, as negative evidence that indicated potential impairment. Our impairment assessment used a discounted cash flow approach, including consideration of the severity and duration of any decline in fair value of our investment in the project, and involved significant management judgment and estimation, including projections of the project’s discounted cash flows and assumptions about exit price. In the third quarter of 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. As a result, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income in 2018, which represented the full carrying value of our equity method investment.

Regional Decommissioned Nuclear Companies:  CL&P, NSTAR Electric and PSNH own common stock in three regional nuclear generation companies (CYAPC, YAEC and MYAPC, collectively referred to as the "Yankee Companies"), each of which owned a single nuclear generating facility that has been decommissioned.  For CL&P, NSTAR Electric and PSNH, the respective investments in CYAPC, YAEC and MYAPC are accounted for under the equity method and are included in Other Long-Term Assets on their respective balance sheets. For CL&P, NSTAR Electric and PSNH, these investments totaled $1.3 million, $0.9 million and $0.3 million as of both December 31, 2018 and 2017. Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  For further information on the Yankee Companies, see Note 12C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," to the financial statements.

Equity in Earnings and Dividends from Equity Method Investments: For the years ended December 31, 2018, 2017 and 2016, Eversource had equity in earnings, net of impairment, of unconsolidated affiliates of $3.8 million, $27.4 million, and $0.2 million, respectively. Eversource received dividends from its equity method investees of $22.3 million, $20.0 million and $0.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

2019 Investment - Revolution Wind and South Fork Wind: On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource paid approximately $225 million for a 50 percent interest in Ørsted’s Revolution Wind and South Fork Wind power projects, as well as the 257-square-mile tract off the coasts of Massachusetts and Rhode Island, owned by North East Offshore LLC. Upon execution of the transaction, Eversource parent issued a guaranty on behalf of its subsidiary, Eversource Investment LLC. Eversource parent will guarantee, as a primary obligor, the financial obligations, primarily all post-Closing payment obligations of Eversource Investment LLC, under the Sale and Purchase Agreement and an Irrevocable Equity Commitment Letter with Ørsted in an amount not to exceed $127.6 million. Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

L.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Eversource - Natural Gas and Fuel	$442.6	$432.5	$372.2
PSNH - Fuel	7.9	43.4	45.0

PSNH completed the sale of its generation assets in 2018.

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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2018	2017	2016
Borrowed Funds	$19.7	$12.5	$10.8
Equity Funds	44.0	34.4	26.2
Total AFUDC	$63.7	$46.9	$37.0
Average AFUDC Rate	4.9%	5.1%	4.4%

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$6.3	$7.8	$1.3	$5.1	$4.8	$0.7	$3.3	$5.3	$0.8
Equity Funds	12.2	15.6	—	12.1	10.2	—	6.3	10.2	0.3
Total AFUDC	$18.5	$23.4	$1.3	$17.2	$15.0	$0.7	$9.6	$15.5	$1.1
Average AFUDC Rate	5.8%	5.0%	0.7%	6.2%	5.0%	0.7%	4.7%	3.2%	1.0%

N.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Pension, SERP and PBOP Non-Service Income Components (1)	$60.8	$29.9	$18.6
AFUDC Equity	44.0	34.4	26.2
Equity in Earnings, Net of Impairment (2)	3.8	27.4	0.2
Investment Income/(Loss)	(4.0)	7.5	8.5
Interest Income (3)	18.1	8.3	11.0
Gains on Sales of Property	5.1	—	—
Other	0.6	0.4	—
Total Other Income, Net (1)	$128.4	$107.9	$64.5

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$9.5	$36.0	$9.9	$1.8	$19.2	$5.9	$0.7	$10.5	$6.2
AFUDC Equity	12.2	15.6	—	12.1	10.2	—	6.3	10.2	0.3
Equity in Earnings	0.1	0.7	—	—	0.3	—	0.1	0.3	—
Investment Income/(Loss)	(3.0)	(0.5)	(0.8)	4.5	2.6	1.6	(1.5)	(0.3)	(0.7)
Interest Income (3)	3.7	0.8	14.1	4.6	1.8	2.2	8.6	0.6	1.8
Gain on Sale of Property	—	0.5	4.4	—	—	—	—	—	—
Other	0.2	—	0.1	—	—	0.1	—	—	—
Total Other Income, Net (1)	$22.7	$53.1	$27.7	$23.0	$34.1	$9.8	$14.2	$21.3	$7.6

(1)
As a result of the adoption of new accounting guidance, the non-service related components of pension, SERP and PBOP benefit costs are presented as non-operating income and recorded in Other Income, Net on the statements of income. The 2017 and 2016 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, have been retrospectively presented within Other Income, Net for the years ended December 31, 2017 and 2016. Eversource elected the practical expedient in the accounting guidance that allows the Company to use the amounts disclosed in its Pension Benefits and Postretirement Benefits Other Than Pension footnote for the prior period presentations as the estimation basis for applying the retrospective presentation requirements.

(2) For the year ended December 31, 2018, equity in earnings, net of impairment, of unconsolidated affiliates includes an other-than-temporary impairment of $32.9 million in the Access Northeast project investment. See Note 1K, "Summary of Significant Accounting Policies - Investments," for further information. Equity in earnings includes $17.6 million and $9.7 million of unrealized gains in 2018 and 2017, respectively, and $1.7 million of unrealized losses in 2016 associated with an equity method investment in a renewable energy fund.

(3) See Note 2, "Regulatory Accounting," for interest income recognized in 2018 for the equity return component of carrying charges on storm costs at PSNH.

O.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Eversource	$161.9	$157.4	$162.7
CL&P	141.4	137.5	145.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from the amounts above are $46.8 million and $25.4 million of amounts recorded as Taxes Other than Income Taxes in 2018 and 2017, respectively, related to the future remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts are recorded separately with collections in Operating Revenues and expenses in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

P.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2018	2017	2016
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$503.2	$419.1	$398.1
Income Taxes	158.8	30.8	(135.5)
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	435.9	379.5	301.5

	As of and For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$149.7	$122.1	$40.5	$144.6	$124.6	$45.9	$143.3	$112.9	$46.5
Income Taxes	66.1	120.0	27.3	68.8	95.5	26.1	(73.9)	66.0	(36.0)
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	106.1	116.5	81.7	132.5	116.5	44.4	116.2	87.0	37.9

In December 2018, CYAPC paid $145 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation. In 2016, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 12C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," CYAPC and YAEC received total proceeds of $52.2 million, which were classified as operating activities on the Eversource consolidated statements of cash flows. CYAPC returned $6.8 million of these proceeds to its non-affiliated member companies. In addition, CL&P, NSTAR Electric and PSNH received a total distribution of $14.4 million from MYAPC as a result of DOE Phase III proceeds and a distribution from its spent nuclear fuel trust.

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents, and restricted cash as reported on the statements of cash flows:

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$108.1	$87.7	$1.6	$1.4	$38.2	$6.0	$1.8	$0.9
Restricted cash included in:
Prepayments and Other Current Assets	72.1	3.5	13.0	47.5	24.4	3.1	12.8	0.5
Marketable Securities	25.9	0.4	0.1	0.6	23.3	0.5	0.1	0.8
Other Long-Term Assets	3.2	—	—	3.2	—	—	—	—
Cash, Cash Equivalents, and Restricted Cash reported on the Statements of Cash Flows	$209.3	$91.6	$14.7	$52.7	$85.9	$9.6	$14.7	$2.2

Restricted cash included in Prepayments and Other Current Assets and Other Long-Term Assets, shown above, primarily represents cash collections related to the PSNH RRB customer charges that are held in trust and required ISO-NE cash deposits. Restricted cash included in Marketable Securities, shown above, represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage facilities obligations.

As a result of implementing new accounting guidance for the statement of cash flows, the reclassification of the change in restricted cash balances, which was previously classified as operating activities, resulted in a decrease of $28.8 million in the total cash and restricted cash change for the year ended December 31, 2017 and an increase of $32.4 million in the total cash and restricted cash change for the year ended December 31, 2016.

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

As of both December 31, 2018 and 2017, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2018 and 2017 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,914.8	$424.7	$544.4	$169.6	$2,068.8	$469.2	$560.7	$212.3
Income Taxes, Net	728.6	454.4	105.9	8.3	768.9	453.8	113.2	21.7
Securitized Stranded Costs	608.4	—	—	608.4	—	—	—	—
Deferred Costs from Generation Asset Sale	—	—	—	—	516.1	—	—	516.1
Storm Restoration Costs, Net	576.0	302.6	212.9	60.5	404.8	216.7	146.6	41.5
Regulatory Tracker Mechanisms	316.0	33.2	169.1	67.3	509.9	85.3	273.0	116.4
Derivative Liabilities	356.5	356.5	—	—	367.2	362.3	—	—
Goodwill-related	348.4	—	299.1	—	365.2	—	313.6	—
Asset Retirement Obligations	89.2	32.3	42.2	3.3	101.0	30.3	39.0	17.0
Other Regulatory Assets	208.0	27.0	64.6	12.1	137.4	27.6	78.4	15.8
Total Regulatory Assets	5,145.9	1,630.7	1,438.2	929.5	5,239.3	1,645.2	1,524.5	940.8
Less: Current Portion	514.8	125.2	241.7	67.2	741.9	200.3	333.9	130.1
Total Long-Term Regulatory Assets	$4,631.1	$1,505.5	$1,196.5	$862.3	$4,497.4	$1,444.9	$1,190.6	$810.7

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability (or asset) recorded by the regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset (or offset by a regulatory liability in the case of a benefit plan asset) in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the regulated companies, no carrying charge is recovered from customers. The decrease in the regulatory asset balance at PSNH as of December 31, 2018 was due in part to the generation divestiture and the securitization of remaining generation costs.

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

Income Taxes, Net:  The tax effect of temporary book-tax differences (differences between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of taxable income, including those differences relating to uncertain tax positions) is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions and accounting guidance for income taxes.  Differences in income taxes between the accounting guidance and the rate-making treatment of the applicable regulatory commissions are recorded as regulatory assets.  As these assets are offset by deferred income tax liabilities, no carrying charge is collected.  The amortization period of these assets varies depending on the nature and/or remaining life of the underlying assets and liabilities.  For further information regarding income taxes, see Note 11, "Income Taxes," to the financial statements.

Securitized Stranded Costs and Deferred Costs from Generation Asset Sale: On May 8, 2018, a subsidiary of PSNH issued $635.7 million of securitized RRBs to finance PSNH's unrecovered remaining costs associated with the divestiture of its generation assets. Securitized regulatory assets, which are not earning an equity return, are being recovered over the amortization period of the associated RRBs. The PSNH RRBs are expected to be repaid by February 1, 2033. The unrecovered costs related to the difference between the carrying value and the fair value less costs to sell PSNH's thermal generation assets, and were reflected as Deferred Costs from Generation Asset Sale in the table above as of December 31, 2017. As of December 31, 2018, these costs are reflected in the Securitized Stranded Costs balance. For further information, see Note 13, "Generation Asset Sale."

Storm Restoration Costs, Net: The storm restoration cost deferrals relate to costs incurred for storm events at CL&P, NSTAR Electric and PSNH that each company expects to recover from customers.  A storm must meet certain criteria to qualify for deferral and recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs. Management believes storm restoration costs deferred were prudently incurred and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes. Each electric utility company either recovers a carrying charge on its deferred storm restoration cost regulatory asset balance or the regulatory asset balance is included in rate base.

In 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. These storms resulted in deferred storm restoration costs of approximately $266 million ($148 million for CL&P, $94 million for NSTAR Electric, and $24 million for PSNH), which were reflected in Storm Restoration Costs, Net in the table above as of December 31, 2018.

On September 17, 2018, the NHPUC approved the recovery of $49 million, plus carrying charges, in storm costs incurred from August 2011 through March 2013 and the transfer of funding from PSNH’s major storm reserve to offset those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. The storm cost deferral is separate from the major storm funding reserve that is being collected from customers. As a result of the duration of time between incurring storm costs in August 2011 through March 2013 and final approval from the NHPUC in 2018, PSNH recognized $8.7 million (pre-tax) for the equity return component of the carrying charges, which have been collected from customers, within Other Income, Net on our statement of income in 2018. Storm costs incurred from December 2013 through April 2016 have been audited by the NHPUC staff and are pending NHPUC approval.

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

CL&P, NSTAR Electric and PSNH each recover, on a fully reconciling basis, the costs associated with the procurement of energy, transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, and restructuring and stranded costs as a result of deregulation, and additionally for the Massachusetts utilities, pension and PBOP benefits and net metering for distributed generation. Energy procurement costs at NSTAR Electric include the costs related to its solar power facilities.

CL&P, NSTAR Electric (effective February 1, 2018 as a result of a DPU-approved rate case decision), Yankee Gas (effective November 15, 2018 as a result of a PURA-approved rate case settlement agreement) and NSTAR Gas each have a regulatory commission approved revenue decoupling mechanism. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.  Each company reconciles its annual base distribution rate recovery amount to the pre-established levels of baseline distribution delivery service revenues. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2018, there were 21 years of amortization remaining.

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

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $122.9 million (including $42.1 million for CL&P, $49.3 million for NSTAR Electric and $12.2 million for PSNH) and $105.8 million (including $18.2 million for CL&P, $42.7 million for NSTAR Electric and $27.2 million for PSNH) of additional regulatory costs as of December 31, 2018 and 2017, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $0.7 million and $1.0 million for CL&P as of December 31, 2018 and 2017, respectively.  These carrying costs will be recovered from customers in future rates.  As of December 31, 2018 and 2017, this equity return, which is not recorded on the balance sheets, totaled $12.0 million and $42.0 million, respectively, for PSNH.  The 2017 amount included $25 million of equity return on the Clean Air Project costs that PSNH had agreed not to bill customers as part of the generation divestiture settlement agreement. PSNH sold its generation assets in 2018.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,883.0	$1,031.0	$1,103.7	$396.4	$2,882.0	$1,031.6	$1,087.9	$405.1
Cost of Removal	521.0	39.9	307.1	22.1	502.1	23.2	293.8	37.9
Benefit Costs	91.2	—	76.9	—	132.3	—	112.6	—
Regulatory Tracker Mechanisms	309.0	89.5	163.7	48.3	136.7	34.6	77.8	5.0
AFUDC - Transmission	70.7	47.4	23.3	—	67.1	48.8	18.3	—
Revenue Subject to Refund due to Tax Cuts and Jobs Act	24.6	—	—	12.6	—	—	—	—
Other Regulatory Liabilities	80.2	24.0	29.2	4.2	45.2	12.9	3.7	2.7
Total Regulatory Liabilities	3,979.7	1,231.8	1,703.9	483.6	3,765.4	1,151.1	1,594.1	450.7
Less: Current Portion	370.2	109.6	190.6	55.5	128.1	39.0	79.6	6.3
Total Long-Term Regulatory Liabilities	$3,609.5	$1,122.2	$1,513.3	$428.1	$3,637.3	$1,112.1	$1,514.5	$444.4

EDIT due to Tax Cuts and Jobs Act: Pursuant to the "Tax Cuts and Jobs Act" (the "Act"), which became law on December 22, 2017, Eversource remeasured its existing deferred federal income tax balances as of December 31, 2017 to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit our customers in future periods and were recognized as regulatory liabilities on the balance sheet. We estimate that approximately 85 percent of the provisional regulated EDIT liabilities relate to property, plant, and equipment with remaining useful lives estimated to be in excess of 35 years. These amounts are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Eversource's regulated companies are in the process of, or will be, refunding the EDIT liabilities to customers based on orders issued by applicable state regulatory commissions. For CL&P, amounts related to the EDIT liabilities will be incorporated as refunds to customers in May 1, 2019 base distribution rates. For NSTAR Electric (effective January 1, 2019) and NSTAR Gas (effective February 1, 2019), refunds related to EDIT will occur in rates through a new reconciling factor. Effective November 15, 2018, Yankee Gas' distribution rates charged to customers began to reflect the refund of EDIT. For PSNH, EDIT refunds will be addressed as part of the next distribution rate case filing. The EDIT balance related to PSNH's divested generation assets has been included as a component of the securitization of the stranded generation assets and has started to be refunded to customers via the Stranded Cost Recovery Charge effective August 1, 2018. For our transmission companies, the refund of excess ADIT to customers will be made based on future guidance from FERC.

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

Revenue Subject to Refund due to Tax Cuts and Jobs Act: Eversource established a regulatory liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. Effective May 1, 2018, CL&P adjusted rates billed to customers to reflect the lower federal income tax rate prospectively and, as of December 31, 2018, fully refunded its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through April 30, 2018. Effective November 15, 2018, Yankee Gas adjusted distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through November 14, 2018. Although Yankee Gas' new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018. For NSTAR Electric and NSTAR Gas, a December 2018 DPU order indicated that the DPU will not require a revision to base rates for any potential refunds associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 to the effective dates of each company's rate changes (effective February 1, 2018 for NSTAR Electric and July 1, 2018 for NSTAR Gas). PSNH and Aquarion will refund the overcollection in distribution rates from January 1, 2018 to customers in a future period. PSNH will adjust distribution rates to reflect the prospective lower federal income tax rate effective July 1, 2019, or earlier if a rate case is filed for rates effective prior to July 1, 2019.

Effective January 1, 2018, local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the act. On June 28, 2018, FERC granted a one-time tariff waiver related to the federal corporate income tax rate so that effective June 1, 2018, the regional transmission service rates reflect the reduced federal corporate income tax rate at 21 percent. The refund of excess ADIT to customers will be made based on future guidance from FERC.

FERC ROE Complaints:  As of December 31, 2018, Eversource has a reserve established for the second ROE complaint in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracker Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2018 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 12E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2018	2017
Distribution - Electric	$15,071.1	$14,410.5
Distribution - Natural Gas	3,546.2	3,244.2
Transmission - Electric	10,153.9	9,270.9
Distribution - Water	1,639.8	1,558.4
Solar	164.1	36.2
Utility	30,575.1	28,520.2
Other (1)	778.6	693.7
Property, Plant and Equipment, Gross	31,353.7	29,213.9
Less: Accumulated Depreciation
Utility	(7,126.2)	(6,846.9)
Other	(336.7)	(286.9)
Total Accumulated Depreciation	(7,462.9)	(7,133.8)
Property, Plant and Equipment, Net	23,890.8	22,080.1
Construction Work in Progress	1,719.6	1,537.4
Total Property, Plant and Equipment, Net	$25,610.4	$23,617.5

	As of December 31,
	2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,176.4	$6,756.4	$2,178.6	$5,888.3	$6,479.0	$2,083.4
Transmission - Electric	4,700.5	4,065.9	1,338.7	4,239.9	3,821.2	1,161.3
Solar	—	164.1	—	—	36.2	—
Property, Plant and Equipment, Gross	10,876.9	10,986.4	3,517.3	10,128.2	10,336.4	3,244.7
Less: Accumulated Depreciation	(2,302.6)	(2,702.0)	(772.9)	(2,239.0)	(2,550.2)	(751.8)
Property, Plant and Equipment, Net	8,574.3	8,284.4	2,744.4	7,889.2	7,786.2	2,492.9
Construction Work in Progress	335.4	510.3	135.7	381.8	460.3	149.4
Total Property, Plant and Equipment, Net	$8,909.7	$8,794.7	$2,880.1	$8,271.0	$8,246.5	$2,642.3

(1)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2018	2017	2016
Eversource	2.9%	3.0%	3.0%
CL&P	2.8%	2.8%	2.7%
NSTAR Electric	2.8%	2.9%	2.9%
PSNH	2.8%	3.1%	3.1%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2018
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	34.1	35.4	33.7	32.3
Distribution - Natural Gas	43.8	—	—	—
Transmission - Electric	41.3	38.0	45.3	42.9
Distribution - Water	33.3	—	—	—
Solar	24.9	—	24.9	—
Other	12.9	—	—	—

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2018			2017
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	9.6	(3.4)	6.2	9.5	(7.1)	2.4
Other	Level 2	$1.5	$(0.9)	$0.6	$—	$—	$—
Long-Term Derivative Assets:
CL&P	Level 3	74.2	(2.3)	71.9	71.9	(5.3)	66.6
Current Derivative Liabilities:
CL&P	Level 3	(55.1)	—	(55.1)	(54.4)	—	(54.4)
Other	Level 2	—	—	—	(4.5)	—	(4.5)
Long-Term Derivative Liabilities:
CL&P	Level 3	(379.5)	—	(379.5)	(376.9)	—	(376.9)
Other	Level 2	—	—	—	(0.4)	—	(0.4)

(1)
Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2018, Eversource's and CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

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

As of December 31, 2018 and 2017, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the price of 12.5 million and 9.5 million MMBtu of natural gas, respectively.

For the years ended December 31, 2018, 2017 and 2016, there were losses of $25.0 million, $29.0 million and $125.5 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2018					2017
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	7.44	per kW-Month	2022 - 2026	$5.00	—	8.70	per kW-Month	2021 - 2026
Forward Reserve	0.75	—	1.78	per kW-Month	2019 - 2024	1.00	—	2.00	per kW-Month	2018 - 2024

Exit price premiums of 4.2 percent through 15.7 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

Significant increases or decreases in future capacity or forward reserve prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in risk premiums would increase the fair value of the derivative liability.  Changes in these fair values are recorded as a regulatory asset or liability and do not impact net income.

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2018	2017
Derivatives, Net:
Fair Value as of Beginning of Period	$(362.3)	$(420.5)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(32.0)	(9.5)
Settlements	37.8	67.7
Fair Value as of End of Period	$(356.5)	$(362.3)

5.     MARKETABLE SECURITIES
Eversource holds marketable securities that are primarily used to fund certain non-qualified executive benefits.  The trusts that hold marketable securities are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. In December 2018, CYAPC paid $145 million from its trust to the DOE to partially settle the pre-1983 spent nuclear fuel obligation.

Equity Securities: In accordance with new accounting guidance, unrealized gains and losses on equity securities are recorded in Other Income, Net on the statements of income. The fair value of equity securities subject to this guidance as of December 31, 2018 and 2017 was $44.0 million and $52.5 million, respectively.  For the year ended December 31, 2018, there were unrealized losses of $4.3 million recorded in Other Income, Net related to these equity securities. For the year ended December 31, 2017, the unrealized gains and losses on these equity securities were recorded in Accumulated Other Comprehensive Income on the balance sheet. Dividend income is recorded in Other Income, Net when dividends are declared.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $200.0 million and $261.3 million as of December 31, 2018 and 2017, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2018				2017
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$190.0	$0.4	$(4.0)	$186.4	$284.9	$3.2	$(1.1)	$287.0

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $143.9 million and $242.3 million as of December 31, 2018 and 2017, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the years ended December 31, 2018 or 2017.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of December 31, 2018, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$30.5	$30.3
One to five years	29.2	28.9
Six to ten years	43.6	42.9
Greater than ten years	86.7	84.3
Total Debt Securities	$190.0	$186.4

(1)
Amounts in the Less than one year category include securities in the CYAPC and YAEC spent nuclear fuel trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Realized Gains and Losses:  Realized gains and losses are recorded in Other Income, Net for Eversource's benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource non-qualified benefit trust, and the average cost basis method for the CYAPC and YAEC spent nuclear fuel trusts to compute the realized gains and losses on the sale of marketable securities. For the year ended December 31, 2017, Eversource recognized net realized gains of $9.8 million on the sales of available-for-sale securities held in the benefit trust. The proceeds of the sales were re-invested in the Eversource benefit trust. There were no similar sales for the year ended December 31, 2018.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2018	2017
Level 1:
Mutual Funds and Equities	$244.0	$313.8
Money Market Funds	25.9	23.3
Total Level 1	$269.9	$337.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$79.6	$70.2
Corporate Debt Securities	39.5	50.9
Asset-Backed Debt Securities	14.0	21.2
Municipal Bonds	19.2	110.7
Other Fixed Income Securities	8.2	10.7
Total Level 2	$160.5	$263.7
Total Marketable Securities	$430.4	$600.8

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

6.     ASSET RETIREMENT OBLIGATIONS

Eversource, including CL&P, NSTAR Electric and PSNH, recognizes a liability for the fair value of an ARO on the obligation date if the liability's fair value can be reasonably estimated, even if it is conditional on a future event.  Settlement dates and future costs are reasonably estimated when sufficient information becomes available.  Management has identified various categories of AROs, primarily CYAPC's and YAEC's obligation to dispose of spent nuclear fuel and high level waste, and also certain assets containing asbestos and hazardous contamination. Management has performed fair value calculations reflecting expected probabilities for settlement scenarios.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$419.1	$31.5	$44.6	$25.0	$426.4	$36.0	$42.6	$23.5
Liabilities Incurred During the Year	11.3	—	11.3	—	0.2	0.1	0.1	—
Liabilities Settled During the Year	(36.6)	—	—	(21.5)	(19.3)	(1.0)	(0.2)	—
Accretion	25.5	2.0	2.2	0.5	26.3	2.3	2.1	1.5
Revisions in Estimated Cash Flows	46.9	—	14.3	—	(14.5)	(5.9)	—	—
Balance as of End of Year	$466.2	$33.5	$72.4	$4.0	$419.1	$31.5	$44.6	$25.0

Eversource's amounts include CYAPC and YAEC's AROs of $339.9 million and $301.5 million as of December 31, 2018 and 2017, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

The increase in the ARO balance at NSTAR Electric for the year ended December 31, 2018 was due to the recording of new liabilities associated with new solar sites placed into service and the replacement of certain distribution cables, and revised remediation costs for existing AROs related to asbestos and hazardous contamination. The decrease in the ARO balance at PSNH for the year ended December 31, 2018 was a result of the generation divestiture and the securitization of remaining generation costs. See Note 13, "Generation Asset Sale," to the financial statements for further information on the PSNH generation divestiture.

7.     SHORT-TERM DEBT

Short-Term Debt Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P, NSTAR Electric and NPT is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On November 30, 2017, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2019.  On November 30, 2017, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 30, 2019.  On December 3, 2018, FERC authorized NPT to issue up to an aggregate of $800 million in short-term debt and long-term debt through December 31, 2020.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2018, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled approximately $331 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2018, CL&P had $758.1 million of unsecured debt capacity available under this authorization.

Yankee Gas and NSTAR Gas are not required to obtain approval from any state or federal authority to incur short-term debt.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. Effective December 10, 2018, the revolving credit facility's termination date was extended for one additional year to December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective December 10, 2018, the revolving credit facility's termination date was extended for one additional year to December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Eversource Parent Commercial Paper Program	$631.5	$979.3	$818.5	$470.7	2.77%	1.86%
NSTAR Electric Commercial Paper Program	278.5	234.0	371.5	416.0	2.50%	1.55%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of December 31, 2018 or 2017. Eversource's water distribution segment has a $100.0 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of December 31, 2018 and $76.0 million outstanding as of December 31, 2017.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuances on January 8, 2018, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $201.2 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt as of December 31, 2017.

Under the credit facilities described above, Eversource and its subsidiaries must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2018 and 2017, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

We believe the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

8.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2018	2017
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.750% 2007 Series B due 2037	150.0	150.0
6.375% 2007 Series D due 2037	100.0	100.0
5.650% 2008 Series A due 2018	—	300.0
5.500% 2009 Series A due 2019	250.0	250.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	475.0	475.0
4.150% 2015 Series A due 2045	350.0	350.0
3.200% 2017 Series A due 2027	300.0	300.0
4.000% 2018 Series A due 2048	500.0	—
Total First Mortgage Bonds	3,144.8	2,944.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
Less Amounts due Within One Year	(250.0)	(300.0)
Unamortized Premiums and Discounts, Net	10.2	11.5
Unamortized Debt Issuance Costs	(21.5)	(17.7)
CL&P Long-Term Debt	$3,004.0	$2,759.1

NSTAR Electric (Millions of Dollars)	As of December 31,
	2018	2017
Debentures:
5.750% due 2036	$200.0	$200.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	250.0
3.200% due 2027	700.0	700.0
Total Debentures	2,400.0	2,400.0
Notes:
5.900% Senior Notes Series B due 2034	50.0	50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
5.100% Senior Notes Series E due 2020	95.0	95.0
3.500% Senior Notes Series F due 2021	250.0	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	50.0
Total Notes	565.0	565.0
Less Amounts due Within One Year	—	—
Unamortized Premiums and Discounts, Net	(2.5)	(1.8)
Unamortized Debt Issuance Costs	(17.7)	(19.4)
NSTAR Electric Long-Term Debt	$2,944.8	$2,943.8

PSNH (Millions of Dollars)	As of December 31,
	2018	2017
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
6.000% Series O due 2018	—	110.0
4.500% Series P due 2019	150.0	150.0
4.050% Series Q due 2021	122.0	122.0
3.200% Series R due 2021	160.0	160.0
3.500% Series S due 2023	325.0	325.0
Total First Mortgage Bonds	807.0	917.0
Pollution Control Revenue Bonds:
Adjustable Rate Tax Exempt Series A due 2021	—	89.3
Less Amounts due Within One Year	(150.0)	(110.0)
Unamortized Premiums and Discounts, Net	—	0.2
Unamortized Debt Issuance Costs	(1.8)	(4.1)
PSNH Long-Term Debt	$655.2	$892.4

OTHER (Millions of Dollars)	As of December 31,
	2018	2017
Yankee Gas - First Mortgage Bonds: 3.020% - 8.480% due 2019 - 2048	$470.0	$520.0
NSTAR Gas - First Mortgage Bonds: 4.09% - 9.950% due 2020 - 2048	385.0	285.0
Eversource Parent and Other - Notes and Debentures:
4.500% Debentures due 2019	350.0	350.0
2.500% - 4.250% Senior Notes due 2021 - 2029	4,360.0	3,260.0
Unsecured Notes 3.570% - 6.430% due 2021 - 2037	289.5	290.9
Secured Debt 4.100% - 9.640% due 2021 - 2035	70.7	70.4
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	39.5	181.4
Fair Value Adjustment (1)	144.7	172.6
Less Fair Value Adjustment - Current Portion (1)	(36.2)	(35.4)
Less Amounts due in One Year	(401.1)	(104.2)
Commercial Paper Classified as Long-Term Debt	—	201.2
Unamortized Premiums and Discounts, Net	(4.2)	1.5
Unamortized Debt Issuance Costs	(23.2)	(12.8)
Total Other Long-Term Debt	$5,644.7	$5,180.6

Total Eversource Long-Term Debt	$12,248.7	$11,775.9

(1)
The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record the NSTAR long-term debt at fair value on the date of the 2012 merger and to record the Aquarion long-term debt at fair value on the date of the 2017 acquisition.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds for Issuances/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	April 2048	Repaid long-term debt that matured in 2018 and repaid short-term borrowings
5.65% 2008 Series A First Mortgage Bonds	May 2008	(300.0)	May 2018	Repaid at maturity on May 1, 2018
PSNH:
6.00% 2008 Series O First Mortgage Bonds	May 2008	(110.0)	May 2018	Repaid at maturity on May 1, 2018
2001 Series A Pollution Control Revenue Bonds	December 2001	(89.3)	May 2021	Redeemed on November 28, 2018 at a redemption price of $89.3 million
Other:
Eversource Parent 2.50% Series I Senior Notes (1)	January 2018	200.0	March 2021	Repaid short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	January 2028	Repaid long-term debt that matured in 2018
Eversource Parent 3.80% Series N Senior Notes	December 2018	400.0	December 2023	Repaid short-term borrowings
Eversource Parent 4.25% Series O Senior Notes	December 2018	500.0	April 2029	Repaid short-term borrowings
Eversource Parent 1.60% Series G Senior Notes	January 2015	(150.0)	January 2018	Repaid at maturity on January 15, 2018
Eversource Parent 1.45% Series E Senior Notes	May 2013	(300.0)	May 2018	Repaid at maturity on May 1, 2018
Yankee Gas 4.13% Series O First Mortgage Bonds	September 2018	50.0	October 2048	Repaid long-term debt that matured in 2018
Yankee Gas 6.90% Series J First Mortgage Bonds	October 2008	(100.0)	October 2018	Repaid at maturity on October 1, 2018
NSTAR Gas 4.09% Series P First Mortgage Bonds	September 2018	100.0	October 2048	Repaid short-term borrowings

(1) These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount of these notes is now $450 million.

As a result of the Eversource parent debt issuances in January 2018, $446.8 million of current portion of long-term debt related to two Eversource parent issuances maturing in 2018 and $201.2 million of commercial paper borrowings were reclassified to Long-Term Debt as of December 31, 2017.

Long-Term Debt Issuance Authorizations: On August 1, 2018, the DPU approved NSTAR Gas’ request for authorization to issue up to $200 million in long-term debt through December 31, 2019. On December 3, 2018, FERC authorized NPT to issue up to an aggregate of $800 million in short-term debt and long-term debt through December 31, 2020.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas, NSTAR Gas and a portion of Aquarion is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent, NSTAR Electric and certain Aquarion debt is unsecured.  Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including equity requirements for NSTAR Electric and NSTAR Gas.  Under the equity requirements, NSTAR Electric's and Aquarion's senior notes must maintain a certain consolidated indebtedness to capitalization ratio as of the end of any fiscal quarter and NSTAR Gas' outstanding long-term debt must not exceed equity.

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

Certain secured and unsecured long-term debt securities are callable at redemption price or are subject to make-whole provisions.

Eversource, NSTAR Electric, Yankee Gas and Aquarion have certain long-term debt agreements that contain cross-default provisions.  No other debt issuances contain cross-default provisions as of December 31, 2018.

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

As of December 31, 2018 and 2017, as a result of consolidating CYAPC, Eversource has consolidated $39.5 million and $181.4 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. In December 2018, CYAPC paid $145 million to the DOE to partially settle this obligation. The obligation includes accumulated interest costs of $29.0 million and $132.6 million as of December 31, 2018 and 2017, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2019 through 2023 and thereafter are shown below. These amounts exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2018:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$801.1	$250.0	$—	$150.0
2020	296.1	—	95.0	—
2021	1,033.5	—	250.0	282.0
2022	1,188.9	—	400.0	—
2023	1,665.2	400.0	80.0	325.0
Thereafter	7,977.7	2,615.3	2,140.0	50.0
Total	$12,962.5	$3,265.3	$2,965.0	$807.0

9.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

Rate Reduction Bonds: PSNH Funding LLC 3 (PSNH Funding) is a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH. PSNH Funding was formed solely to issue rate reduction bonds (RRBs) to finance PSNH’s unrecovered remaining costs associated with the divestiture of its generation assets.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets.

The proceeds were used by PSNH Funding to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections will be used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property. Cash collections from the stranded cost recovery charges and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

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

(Millions of Dollars)
Balance Sheet:	As of December 31, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$47.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2
Securitized Stranded Cost (included in Regulatory Assets)	608.4
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.8
Accrued Interest (included in Other Current Liabilities)	14.4
Rate Reduction Bonds - Current Portion	52.3
Rate Reduction Bonds - Long-Term Portion	583.3

(Millions of Dollars) Income Statement:	For the Year Ended December 31, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$27.3
Interest Expense on RRB Principal (included in Interest Expense)	14.4

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

10.     EMPLOYEE BENEFITS

A.     Pension Benefits and Postretirement Benefits Other Than Pension
Eversource provides defined benefit retirement plans ("Pension Plans") that cover eligible employees and are subject to the provisions of ERISA, as amended by the PPA of 2006. Eversource's policy is to annually fund the Pension Plans in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans ("SERP Plans") which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.

Eversource also provides defined benefit postretirement plans ("PBOP Plans") that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that met certain age and service eligibility requirements. The benefits provided under the PBOP Plans are not vested, and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds postretirement costs through tax deductible contributions to external trusts.

The Pension, SERP and PBOP Plans cover eligible employees, including, among others, employees of the regulated companies. Because the regulated companies recover retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of recording an adjustment to Accumulated Other Comprehensive Income/(Loss) for the funded status of the Pension, SERP and PBOP Plans.  Regulatory accounting is also applied to the portions of the Eversource Service retiree benefit costs that support the regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension and PBOP Plans funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 16, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

The difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans is reflected as a component of unamortized actuarial gains or losses, which are recorded in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unamortized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period.

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

	Pension and SERP
	As of December 31, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,936.5)	$(1,275.2)	$(1,351.0)	$(642.2)	$(5,242.3)	$(1,170.2)	$(1,217.3)	$(572.2)
Service Cost	(84.8)	(21.4)	(17.4)	(11.2)	(71.3)	(18.5)	(15.5)	(9.7)
Interest Cost	(196.4)	(41.8)	(43.5)	(22.0)	(188.0)	(41.6)	(42.7)	(21.2)
Actuarial Gain/(Loss)	414.9	106.1	98.6	39.2	(548.7)	(116.9)	(143.5)	(65.1)
Benefits Paid - Pension	261.8	59.6	66.9	26.2	243.7	63.5	55.4	26.4
Benefits Paid - Lump Sum	14.2	—	7.1	—	18.4	—	6.8	—
Benefits Paid - SERP	6.8	0.3	0.3	0.2	20.4	0.3	0.3	0.3
Employee Transfers	—	12.0	2.5	(0.9)	—	8.2	5.5	(0.7)
Increase due to acquisition of Aquarion	—	—	—	—	(168.7)	—	—	—
Benefit Obligation as of End of Year	$(5,520.0)	$(1,160.4)	$(1,236.5)	$(610.7)	$(5,936.5)	$(1,275.2)	$(1,351.0)	$(642.2)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$4,739.5	$963.0	$1,260.8	$539.5	$4,076.0	$905.5	$1,088.3	$494.0
Employer Contributions	185.6	41.2	56.5	—	235.2	2.5	85.4	0.8
Actual Return on Pension Plan Assets	(75.2)	(14.2)	(18.7)	(7.6)	589.7	126.7	154.8	70.4
Benefits Paid - Pension	(261.8)	(59.6)	(66.9)	(26.2)	(243.7)	(63.5)	(55.4)	(26.4)
Benefits Paid - Lump Sum	(14.2)	—	(7.1)	—	(18.4)	—	(6.8)	—
Employee Transfers	—	(12.0)	(2.5)	0.9	—	(8.2)	(5.5)	0.7
Increase due to acquisition of Aquarion	—	—	—	—	100.7	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$4,573.9	$918.4	$1,222.1	$506.6	$4,739.5	$963.0	$1,260.8	$539.5
Funded Status as of December 31st	$(946.1)	$(242.0)	$(14.4)	$(104.1)	$(1,197.0)	$(312.2)	$(90.2)	$(102.7)

In 2018, there was an increase to the discount rate used to calculate the funded status of the Eversource pension liability, which resulted in a decrease to Eversource's pension liability of approximately $465 million as of December 31, 2018, which was partially offset by changes in actual plan experience and changes in other assumptions.

In 2017, there was a decrease to the discount rate used to calculate the funded status of the Eversource pension liability, which resulted in an increase to Eversource's pension liability of approximately $390 million as of December 31, 2017.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $8.9 million and $8.4 million as of December 31, 2018 and 2017, respectively, which is included in Other Current Liabilities on the balance sheets.

As of December 31, 2018 and 2017, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$5,070.8	$1,031.0	$1,144.7	$543.1
2017	5,583.6	1,179.2	1,260.1	597.2

The following actuarial assumptions were used in calculating the Pension and SERP Plans' year end funded status:

	Pension and SERP
	As of December 31,
	2018			2017
Discount Rate	4.22%	—	4.45%	3.43%	—	3.75%
Compensation/Progression Rate	3.50%			3.50%

The compensation rate for the Aquarion Plans was 4 percent as of December 31, 2018 and 2017.

Pension and SERP Expense:  Eversource charges net periodic pension expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year. The Company utilizes the spot rate methodology to estimate the discount rate for the service and interest cost components of pension expense, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.

The components of net periodic benefit expense for the Pension and SERP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets for future recovery, are shown below. The service cost component of net periodic benefit expense and the intercompany allocations, less the capitalized portions, are included in Operations and Maintenance expense on the statements of income.  The remaining components of net periodic benefit costs are included in Other Income, Net on the statements of income.  Pension and SERP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized and deferred portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Year Ended December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$84.8	$21.4	$17.4	$11.2
Interest Cost	196.4	41.8	43.5	22.0
Expected Return on Pension Plan Assets	(391.6)	(79.1)	(104.9)	(43.6)
Actuarial Loss	145.7	29.1	41.1	11.6
Prior Service Cost	4.3	1.1	0.2	0.4
Total Net Periodic Benefit Expense/(Income)	$39.6	$14.3	$(2.7)	$1.6
Intercompany Allocations	N/A	$6.1	$6.5	$1.9

	Pension and SERP
	For the Year Ended December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$71.3	$18.5	$15.5	$9.7
Interest Cost	188.0	41.6	42.7	21.2
Expected Return on Pension Plan Assets	(334.1)	(71.7)	(87.6)	(40.0)
Actuarial Loss	135.2	27.7	41.1	11.6
Prior Service Cost	4.5	1.5	0.6	0.5
Total Net Periodic Benefit Expense	$64.9	$17.6	$12.3	$3.0
Intercompany Allocations	N/A	$9.8	$9.1	$3.3

	Pension and SERP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$75.0	$18.8	$16.3	$9.9
Interest Cost	185.5	41.6	42.2	20.7
Expected Return on Pension Plan Assets	(317.9)	(72.1)	(85.1)	(38.6)
Actuarial Loss	125.7	25.4	39.9	9.9
Prior Service Cost	3.6	1.5	0.3	0.5
Total Net Periodic Benefit Expense	$71.9	$15.2	$13.6	$2.4
Intercompany Allocations	N/A	$13.8	$11.4	$4.0

The following actuarial assumptions were used to calculate Pension and SERP expense amounts:

	Pension and SERP
	For the Years Ended December 31,
	2018			2017			2016
Discount Rate	3.85%	—	4.62%	3.20%	—	3.90%	3.27%	—	4.89%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%
Compensation/Progression Rate	3.50%			3.50%			3.50%

For the Aquarion Plans, the long-term expected rate of return was 7 percent and the compensation rate was 4 percent for the year ended December 31, 2018.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income ("OCI") as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,		For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2018	2017
Actuarial Losses Arising During the Year	$48.6	$333.0	$0.7	$9.3
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(140.1)	(129.5)	(5.6)	(5.7)
Actuarial Losses Securitized as Stranded Costs (1)	(36.7)	—	—	—
Prior Service Cost/(Credit) Arising During the Year	—	1.0	—	(0.4)
Prior Service Cost Reclassified as Net Periodic Benefit Expense	(3.9)	(4.1)	(0.4)	(0.4)
Prior Service Cost Securitized as Stranded Costs (1)	(0.1)	—	—	—

(1) These amounts were reclassified to securitized regulatory assets in connection with the divestiture of PSNH's generation business. For further information see Note 2, "Regulatory Accounting" to the financial statements.

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2018 and 2017, as well as the amounts that are expected to be recognized as components in 2019:

	Regulatory Assets as of December 31,		Expected 2019 Expense	AOCI as of December 31,		Expected 2019 Expense
(Millions of Dollars)	2018	2017		2018	2017
Actuarial Loss	$1,807.6	$1,935.8	$140.6	$80.8	$85.7	$5.6
Prior Service Cost	6.3	10.3	0.9	1.1	1.5	0.2

PBOP Plans: The PBOP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  The following table provides information on the PBOP Plan benefit obligations, fair values of plan assets, and funded status:

	PBOP
	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(948.6)	$(178.4)	$(278.6)	$(101.1)	$(810.0)	$(165.0)	$(270.0)	$(89.7)
Service Cost	(10.0)	(1.9)	(2.0)	(1.1)	(9.5)	(1.9)	(1.7)	(1.3)
Interest Cost	(30.7)	(5.8)	(8.7)	(3.4)	(27.1)	(5.3)	(8.7)	(3.0)
Actuarial Gain/(Loss)	102.5	14.4	28.4	8.6	(81.8)	(18.5)	(13.2)	(11.9)
Benefits Paid	45.3	10.1	14.5	4.9	41.5	9.9	13.5	4.6
Employee Transfers	—	(0.1)	0.1	0.2	—	2.4	1.5	0.2
Increase due to acquisition of Aquarion	—	—	—	—	(61.7)	—	—	—
Benefit Obligation as of End of Year	$(841.5)	$(161.7)	$(246.3)	$(91.9)	$(948.6)	$(178.4)	$(278.6)	$(101.1)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$922.2	$135.9	$405.5	$79.0	$815.8	$129.2	$361.6	$73.2
Actual Return on Plan Assets	(36.6)	(5.2)	(17.4)	(2.9)	118.0	18.1	52.9	10.4
Employer Contributions	9.3	—	5.2	—	7.6	—	5.3	—
Benefits Paid	(45.3)	(10.1)	(14.5)	(4.9)	(41.5)	(9.9)	(13.5)	(4.6)
Employee Transfers	—	—	0.3	—	—	(1.5)	(0.8)	—
Increase due to acquisition of Aquarion	—	—	—	—	22.3	—	—	—
Fair Value of Plan Assets as of End of Year	$849.6	$120.6	$379.1	$71.2	$922.2	$135.9	$405.5	$79.0
Funded Status as of December 31st	$8.1	$(41.1)	$132.8	$(20.7)	$(26.4)	$(42.5)	$126.9	$(22.1)

The Eversource funded status includes prepaid assets of $33.4 million and $13.1 million recorded in Other Long-Term Assets and liabilities of $25.3 million and $39.5 million included in Accrued Pension, SERP and PBOP on the balance sheets as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, there was an increase in the discount rate used to calculate the funded status, resulting in a decrease in the Eversource PBOP liability of approximately $88 million.

As of December 31, 2017, there was a decrease in the discount rate used to calculate the funded status, as compared to the discount rate as of December 31, 2016, resulting in an increase to the Eversource PBOP liability of approximately $64 million.

The following actuarial assumptions were used in calculating the PBOP Plans' year end funded status:

	PBOP
	As of December 31,
	2018			2017
Discount Rate	4.38%	—	4.41%	3.55%	—	3.70%

For the Eversource Service PBOP Plan, effective with the plan amendment that standardized plan designs and made benefit changes in August 2016, the health care cost trend rate is no longer applicable. For the Aquarion PBOP Plan, the health care trend rate is a range of 3.5 percent to 6.75 percent, with an ultimate rate of 3.5 percent to 5 percent in 2019 and 2023, for post-65 and pre-65 retirees, respectively.

PBOP Expense:  Eversource charges net periodic postretirement benefits expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust each year is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.  The Company utilizes the spot rate methodology to estimate the discount rate for the service and interest cost components of PBOP expense, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.

The components of net periodic benefit expense for the PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets on the balance sheets, are shown below.  The service cost component of net periodic benefit expense and the intercompany allocations, less the capitalized portions, are included in Operations and Maintenance expense on the statements of income.  The remaining components of net periodic benefit costs are included in Other Income, Net on the statements of income. PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	PBOP
	For the Year Ended December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.0	$1.9	$2.0	$1.1
Interest Cost	30.7	5.8	8.7	3.4
Expected Return on Plan Assets	(72.4)	(10.4)	(32.5)	(6.0)
Actuarial Loss	10.3	1.6	2.3	0.7
Prior Service (Credit)/Cost	(23.6)	1.1	(16.9)	0.5
Total Net Periodic Benefit Income	$(45.0)	$—	$(36.4)	$(0.3)
Intercompany Allocations	N/A	$(1.0)	$(1.3)	$(0.4)

	PBOP
	For the Year Ended December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$9.5	$1.9	$1.7	$1.3
Interest Cost	27.1	5.3	8.7	3.0
Expected Return on Plan Assets	(63.7)	(9.7)	(28.6)	(5.5)
Actuarial Loss	9.1	1.0	3.4	0.6
Prior Service (Credit)/Cost	(21.6)	1.1	(17.0)	0.6
Total Net Periodic Benefit Income	$(39.6)	$(0.4)	$(31.8)	$—
Intercompany Allocations	N/A	$(0.7)	$(1.1)	$(0.5)

	PBOP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$12.2	$2.0	$3.4	$1.3
Interest Cost	32.9	5.3	13.3	2.9
Expected Return on Plan Assets	(62.9)	(10.1)	(28.1)	(5.5)
Actuarial Loss	9.0	1.5	3.3	0.7
Prior Service (Credit)/Cost	(9.1)	0.5	(7.1)	0.2
Total Net Periodic Benefit Income	$(17.9)	$(0.8)	$(15.2)	$(0.4)
Intercompany Allocations	N/A	$0.3	$(0.1)	$(0.1)

The following actuarial assumptions were used to calculate PBOP expense amounts:

	PBOP
	For the Years Ended December 31,
	2018			2017			2016
Discount Rate	3.28%	—	3.94%	3.48%	—	4.64%	2.88%	—	4.09%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%

For the Aquarion Plan, the expected long-term rate of return was 7 percent and the health care trend rate was 7 percent for the year ended December 31, 2018.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and OCI as well as amounts recognized in Regulatory Assets and OCI that were reclassified as net periodic benefit (expense)/income during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,		For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2018	2017
Actuarial Losses/(Gains) Arising During the Year	$6.4	$44.8	$(1.2)	$2.6
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(9.9)	(8.6)	(0.4)	(0.5)
Actuarial Losses Securitized as Stranded Costs (1)	(0.8)	—	—	—
Prior Service (Credit)/Cost Arising During the Year	1.3	(4.0)	—	(0.1)
Prior Service Credit/(Cost) Reclassified as Net Periodic Benefit Income/(Expense)	23.6	22.3	—	(0.7)
Prior Service Cost Securitized as Stranded Costs (1)	(1.3)	—	—	—

(1) These amounts were reclassified to securitized regulatory assets in connection with the divestiture of PSNH's generation business. For further information see Note 2, "Regulatory Accounting" to the financial statements.

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2018 and 2017, as well as the amounts that are expected to be recognized as components in 2019:

	Regulatory Assets as of December 31,		Expected 2019 Expense	AOCI as of December 31,		Expected 2019 Expense
(Millions of Dollars)	2018	2017		2018	2017
Actuarial Loss	$207.3	$211.6	$9.9	$5.0	$6.6	$0.3
Prior Service (Credit)/Cost	(197.6)	(221.2)	(23.6)	2.6	2.6	0.2

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2019	2020	2021	2022	2023	2024 - 2028
Pension and SERP	$308.5	$310.4	$318.8	$326.6	$335.6	$1,764.1
PBOP	58.4	58.5	58.6	58.3	57.8	277.4

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, Eversource currently expects to make contributions of approximately $112 million in 2019, of which approximately $44 million and $10 million will be contributed by CL&P and PSNH, respectively.  The remaining $46 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service.  Eversource expects to make approximately $11 million in contributions to the PBOP Plan in 2019, of which approximately $6 million will be contributed by NSTAR Electric.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns.  For the year ended December 31, 2018, management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension and PBOP Plan assets.  Management has assumed a 7 percent long-term rate of return for the Aquarion Plans.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2018		2017
	Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan		Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	15.0%	8.5%	21.5%	8.5%
Global	10.0%	8.75%	—%	—%
Non-United States	8.0%	8.5%	11.0%	8.5%
Emerging Markets	4.0%	10.0%	4.5%	10.0%
Debt Securities:
Fixed Income	13.0%	4.0%	11.0%	4.0%
Public High Yield Fixed Income	4.0%	6.5%	4.0%	6.5%
Private Debt	15.0%	9.0%	15.0%	9.0%
Emerging Markets Debt	—%	—%	2.0%	6.5%
Private Equity	15.0%	12.0%	15.0%	12.0%
Real Assets	16.0%	7.5%	12.0%	7.5%
Hedge Funds	—%	—%	4.0%	6.0%

The taxable assets within the Eversource PBOP Plan have a target asset allocation of 70 percent equity securities and 30 percent fixed income securities. The target asset allocation for the Aquarion Pension Plans is 59 percent equity, 36 percent debt and 5 percent other. The target asset allocation for the Aquarion PBOP Plan is 59 percent equity and 41 percent debt.

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2018				2017
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$443.4	$—	$1,377.8	$1,821.2	$535.4	$—	$1,653.3	$2,188.7
Fixed Income (2)	85.5	160.8	1,265.5	1,511.8	56.6	215.9	1,218.3	1,490.8
Private Equity	6.1	—	834.0	840.1	11.2	—	641.8	653.0
Real Assets (3)	62.9	—	569.1	632.0	101.6	—	539.9	641.5
Total	$597.9	$160.8	$4,046.4	$4,805.1	$704.8	$215.9	$4,053.3	$4,974.0
Less: 401(h) PBOP Assets (4)				(231.2)				(234.5)
Total Pension Assets				$4,573.9				$4,739.5

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2018				2017
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$91.9	$—	$210.5	$302.4	$115.3	$—	$241.9	$357.2
Fixed Income (2)	22.0	40.3	123.0	185.3	23.4	44.0	133.9	201.3
Private Equity	—	—	32.7	32.7	—	—	31.3	31.3
Real Assets (3)	27.5	—	70.5	98.0	22.4	—	75.5	97.9
Total	$141.4	$40.3	$436.7	$618.4	$161.1	$44.0	$482.6	$687.7
Add: 401(h) PBOP Assets (4)				231.2				234.5
Total PBOP Assets				$849.6				$922.2

(1)
United States, Global, Non-United States and Emerging Markets equity securities that are uncategorized include investments in commingled funds and hedge funds that are overlayed with equity index swaps and futures contracts.

(2)
Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic and fixed income strategies, and hedge funds that are overlayed with fixed income futures.

(3)	Real assets include real estate funds and hedge funds.

(4)	The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

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

Certain investments, such as commingled funds, private equity investments, real estate funds and hedge funds are valued using the NAV as a practical expedient. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Private Equity investments, Fixed Income partnership funds and Real Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments, or the NAV of underlying assets held in hedge funds. Assets valued at NAV are uncategorized in the fair value hierarchy.

B.     Defined Contribution Plans
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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$38.4	$5.0	$9.7	$3.3
2017	34.5	4.6	8.5	3.7
2016	31.8	4.5	8.1	3.4

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 6,700,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2018 and 2017, Eversource had 3,720,650 and 2,445,110 common shares, respectively, available for issuance under these plans.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2017	717,039	$49.29
Granted	286,315	$56.69
Shares Issued	(201,386)	$55.35
Forfeited	(19,603)	$56.78
Outstanding as of December 31, 2018	782,365	$50.25

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2018, 2017 and 2016 was $56.69, $55.97 and $54.67, respectively.  As of December 31, 2018 and 2017, the number and weighted average grant-date fair value of unvested RSUs was 424,119 and $56.57 per share, and 388,269 and $56.15 per share, respectively.  During 2018, there were 216,572 RSUs at a weighted average grant-date fair value of $56.72 per share that vested during the year and were either paid or deferred.  As of December 31, 2018, 358,246 RSUs were fully vested and deferred and an additional 402,913 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2017	510,565	$55.45
Granted	184,355	$56.77
Shares Issued	(178,258)	$54.98
Forfeited	(17,098)	$56.18
Outstanding as of December 31, 2018	499,564	$56.08

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2018, 2017 and 2016 was $56.77, $55.70 and $53.64, respectively.  As of December 31, 2018 and 2017, the number and weighted average grant-date fair value of unvested performance shares was 366,995 and $56.17 per share, and 331,207 and $55.79 per share, respectively.  During 2018, there were 131,349 performance shares at a weighted average grant-date fair value of $56.08 per share that vested during the year and were either paid or deferred.  As of December 31, 2018, 132,569 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Compensation Expense	$21.4	$19.7	$23.6
Future Income Tax Benefit	5.4	8.0	9.6

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$7.8	$7.7	$2.9	$7.0	$7.0	$3.2	$9.1	$8.2	$3.5
Future Income Tax Benefit	2.0	1.9	0.7	2.9	2.8	1.3	3.7	3.3	1.4

As of December 31, 2018, there was $22.3 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $8.1 million for CL&P, $8.0 million for NSTAR Electric and $2.8 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.73 years for Eversource and CL&P, and 1.72 years for NSTAR Electric and PSNH.

An income tax rate of 25 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards.  During both 2018 and 2017, the Company generally settled fully vested RSUs and performance shares with the issuance of common shares purchased in the open market.

For the years ended December 31, 2018, 2017 and 2016, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $1.5 million, $2.9 million, and $19.1 million, respectively, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2018	2017	2016
Actuarially-Determined Liability	$49.1	$53.4	$54.2
Other Retirement Benefits Expense	2.7	2.8	2.9

	As of and For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.3	$0.1	$1.7	$0.3	$0.1	$1.9	$0.3	$0.1	$2.0
Other Retirement Benefits Expense	1.1	1.1	0.4	1.0	1.0	0.5	1.1	0.9	0.6

11.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2018	2017	2016
Current Income Taxes:
Federal	$106.5	$58.9	$38.9
State	10.6	31.6	53.0
Total Current	117.1	90.5	91.9
Deferred Income Taxes, Net:
Federal	122.6	433.0	427.9
State	52.2	58.6	38.6
Total Deferred	174.8	491.6	466.5
Investment Tax Credits, Net	(2.9)	(3.2)	(3.4)
Income Tax Expense	$289.0	$578.9	$555.0

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$54.2	$79.3	$12.2	$50.9	$107.8	$18.6	$27.3	$86.4	$(13.7)
State	20.9	30.0	(0.5)	17.4	25.6	6.2	13.3	39.5	8.8
Total Current	75.1	109.3	11.7	68.3	133.4	24.8	40.6	125.9	(4.9)
Deferred Income Taxes, Net:
Federal	48.5	27.9	15.4	123.9	88.1	52.7	157.6	96.6	79.5
State	6.4	13.5	20.5	(4.6)	22.4	11.2	11.3	5.1	7.8
Total Deferred	54.9	41.4	35.9	119.3	110.5	63.9	168.9	101.7	87.3
Investment Tax Credits, Net	(0.9)	(1.8)	—	(1.0)	(1.8)	—	(1.2)	(1.8)	—
Income Tax Expense	$129.1	$148.9	$47.6	$186.6	$242.1	$88.7	$208.3	$225.8	$82.4

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2018	2017	2016
Income Before Income Tax Expense	$1,329.5	$1,574.4	$1,504.8

Statutory Federal Income Tax Expense at 21% in 2018 and 35% in 2017 and 2016	279.2	551.0	526.7
Tax Effect of Differences:
Depreciation	(30.8)	(10.8)	(3.4)
Investment Tax Credit Amortization	(2.9)	(3.2)	(3.4)
Other Federal Tax Credits	—	—	(3.5)
State Income Taxes, Net of Federal Impact	44.4	47.7	56.2
Dividends on ESOP	(5.1)	(8.4)	(8.4)
Tax Asset Valuation Allowance/Reserve Adjustments	5.2	7.0	3.3
Excess Stock Benefit	(1.5)	(2.9)	(19.1)
Other, Net	0.5	(1.5)	6.6
Income Tax Expense	$289.0	$578.9	$555.0
Effective Tax Rate	21.7%	36.8%	36.9%

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$506.8	$532.0	$163.5	$563.4	$616.8	$224.7	$542.6	$576.6	$214.3

Statutory Federal Income Tax Expense at 21% in 2018 and 35% in 2017 and 2016	106.4	111.7	34.3	197.2	215.9	78.6	189.9	201.8	75.0
Tax Effect of Differences:
Depreciation	(1.2)	(2.8)	0.1	(5.2)	(3.0)	1.1	1.6	(3.1)	1.0
Investment Tax Credit Amortization	(0.9)	(1.8)	—	(1.0)	(1.8)	—	(1.2)	(1.8)	—
Other Federal Tax Credits	—	—	—	—	—	—	—	—	(3.5)
State Income Taxes, Net of Federal Impact	14.5	33.2	15.8	4.5	31.2	11.3	14.5	29.0	10.8
Tax Asset Valuation Allowance/Reserve Adjustments	7.1	1.2	—	(9.5)	—	—	1.5	—	—
Excess Stock Benefit	(0.1)	(0.1)	(0.1)	(0.7)	(0.7)	(0.3)	(0.9)	(1.2)	(0.4)
Other, Net	3.3	7.5	(2.5)	1.3	0.5	(2.0)	2.9	1.1	(0.5)
Income Tax Expense	$129.1	$148.9	$47.6	$186.6	$242.1	$88.7	$208.3	$225.8	$82.4
Effective Tax Rate	25.5%	28.0%	29.1%	33.1%	39.2%	39.5%	38.4%	39.2%	38.4%

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

	As of December 31,
	2018				2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$388.2	$94.5	$35.0	$31.1	$442.1	$112.3	$34.0	$38.0
Derivative Liabilities	111.4	111.4	—	—	111.8	110.5	0.3	—
Regulatory Deferrals - Liabilities	299.3	38.6	195.5	16.1	205.6	12.0	139.8	17.9
Allowance for Uncollectible Accounts	54.0	23.1	17.8	3.0	50.1	20.6	17.3	2.9
Tax Effect - Tax Regulatory Liabilities	830.3	336.8	288.9	111.7	832.6	337.2	281.2	116.8
Net Operating Loss Carryforwards	28.5	—	—	0.6	47.8	—	—	—
Purchase Accounting Adjustment	64.2	—	—	—	69.9	—	—	—
Other	166.2	81.1	15.6	33.4	149.5	70.7	4.9	49.6
Total Deferred Tax Assets	1,942.1	685.5	552.8	195.9	1,909.4	663.3	477.5	225.2
Less: Valuation Allowance	19.5	10.7	—	—	14.6	6.3	—	—
Net Deferred Tax Assets	$1,922.6	$674.8	$552.8	$195.9	$1,894.8	$657.0	$477.5	$225.2
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$3,724.2	$1,293.3	$1,342.4	$410.6	$3,562.0	$1,224.9	$1,229.2	$502.5
Property Tax Accruals	73.2	35.4	26.3	5.2	56.7	20.7	24.2	5.5
Regulatory Amounts:
Regulatory Deferrals - Assets	1,025.9	320.1	277.4	213.8	924.9	310.6	267.1	103.6
Tax Effect - Tax Regulatory Assets	238.9	167.0	9.7	8.1	243.1	173.1	9.8	11.4
Goodwill Regulatory Asset - 1999 Merger	95.2	—	81.7	—	99.8	—	85.7	—
Derivative Assets	20.1	19.9	—	—	17.4	17.4	—	—
Other	251.1	5.9	109.8	39.4	288.4	13.7	137.3	45.7
Total Deferred Tax Liabilities	$5,428.6	$1,841.6	$1,847.3	$677.1	$5,192.3	$1,760.4	$1,753.3	$668.7

2017 Federal Legislation: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, the act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which were estimated to be approximately $2.9 billion and included in regulatory liabilities as of December 31, 2018. In 2018, Eversource refunded $5.0 million ($4.4 million at PSNH and $0.6 million at Yankee Gas) to customers. See Note 2, "Regulatory Accounting," to the financial statements for further information.

The Company assessed the applicable provisions in the act and recorded the associated impacts as of December 31, 2017. The Company recorded the provisional income tax amounts as of December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC in December 2017, for changes pursuant to the act because the impacts could not be finalized upon issuance of the financial statements, but for which reasonable estimates could be determined. The Company has completed its evaluation of the impacts of the act as of December 31, 2018. The ultimate outcome was not materially different from the provisional estimates recorded as of December 31, 2017. While the Company has recorded the impacts of the act based on interpretation of the provisions as enacted, it is expected the U.S. Department of Treasury and the IRS will issue additional interpretative guidance in the future that could result in changes to previously finalized provisions. At this time, some of the states in which the Company does business have issued guidance regarding the act and the impact was not material.

Carryforwards:  The following tables provide the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2018					2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$103.6	$—	$—	$—	2033 - 2037	$197.3	$—	$—	$—	2027 - 2037
Federal Charitable Contribution	2.2	—	—	—	2020 - 2022	18.7	—	—	—	2017 - 2022
State Net Operating Loss	80.7	—	—	—	2019 - 2038	82.8	—	—	—	2028 - 2037
State Tax Credit	148.9	107.0	—	—	2018 - 2023	139.0	94.5	—	—	2017 - 2022
State Charitable Contribution	9.6	—	—	—	2019 - 2023	31.4	—	—	—	2017 - 2022

In 2018, the company increased its valuation allowance reserve for state credits by $5.2 million ($4.4 million for CL&P), net of tax, to reflect an update for expired tax credits. In 2017, the Company increased its valuation allowance reserve for state credits by $9.9 million ($1.8 million for CL&P), net of tax, to reflect an update for expired tax credits.

For 2018 and 2017, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $19.5 million and $14.4 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2016	$48.0	$13.5
Gross Increases - Current Year	9.9	3.9
Gross Increases - Prior Year	0.2	0.2
Lapse of Statute of Limitations	(9.7)	(2.3)
Balance as of December 31, 2016	48.4	15.3
Gross Increases - Current Year	11.4	4.7
Gross Decreases - Prior Year	(0.9)	(0.5)
Lapse of Statute of Limitations	(7.2)	(1.4)
Balance as of December 31, 2017	51.7	18.1
Gross Increases - Current Year	9.2	3.2
Gross Decreases - Prior Year	(6.5)	(0.9)
Lapse of Statute of Limitations	(8.5)	(2.2)
Balance as of December 31, 2018	$45.9	$18.2

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

	Other Interest Expense/(Income)			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2018	2017	2016	2018	2017
Eversource	$(1.7)	$—	$(0.2)	$0.1	$1.8

Tax Positions:  During 2018 and 2017, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2018:

Description	Tax Years
Federal	2018
Connecticut	2015 - 2018
Massachusetts	2015 - 2018
New Hampshire	2016 - 2018

Eversource does not estimate to have an earnings impact related to unrecognized tax benefits during the next twelve months.

12.     COMMITMENTS AND CONTINGENCIES

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2017	$65.8	$4.9	$3.8	$5.3
Additions	6.2	0.5	1.8	1.0
Payments/Reductions	(17.1)	(0.7)	(2.9)	(0.6)
Balance as of December 31, 2017	54.9	4.7	2.7	5.7
Additions	23.5	1.9	9.7	—
Payments/Reductions	(13.7)	(1.2)	(1.5)	(0.3)
Balance as of December 31, 2018	$64.7	$5.4	$10.9	$5.4

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2018	60	15	16	9
2017	59	14	15	10

The increase in the reserve balance was due primarily to the addition of environmental sites at NSTAR Electric and changes in cost estimates at certain MGP sites at our natural gas companies under investigation for which additional remediation will be required.

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $50.1 million and $49.0 million as of December 31, 2018 and 2017, respectively, and related primarily to the natural gas business segment.

As of December 31, 2018, for 7 environmental sites (2 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2018, $23.8 million (including $0.7 million for CL&P) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $20 million ($1 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2018, for 12 environmental sites (4 for CL&P and 3 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2018, $11.1 million (including $1.9 million for CL&P and $1.9 million for NSTAR Electric) had been accrued as a liability for these sites.  As of December 31, 2018, for the remaining 41 environmental sites (including 9 for CL&P, 13 for NSTAR Electric and 9 for PSNH) that are included in the Company's reserve for environmental costs, the $29.8 million accrual (including $2.8 million for CL&P, $9.0 million for NSTAR Electric and $5.4 million for PSNH) represents management's best estimate of the probable liability and no additional loss is anticipated at this time.

Environmental Rate Recovery:  PSNH, NSTAR Gas and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income.  Effective with the May 2018 distribution rate case settlement, CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2018 are as follows:

Eversource
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Purchased Power and Capacity	$68.3	$73.5	$69.1	$72.9	$74.1	$142.9	$500.8
Renewable Energy	262.4	261.0	238.9	240.5	217.2	1,662.0	2,882.0
Peaker CfDs	11.9	22.6	21.9	15.3	17.5	43.5	132.7
Natural Gas Procurement	243.8	227.7	183.6	149.2	135.1	1,039.7	1,979.1
Transmission Support Commitments	22.8	23.1	15.2	16.2	17.8	17.8	112.9
Total	$609.2	$607.9	$528.7	$494.1	$461.7	$2,905.9	$5,607.5

CL&P
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Purchased Power and Capacity	$57.0	$69.7	$65.3	$69.1	$70.4	$123.9	$455.4
Renewable Energy	102.0	103.8	104.0	104.9	105.5	785.3	1,305.5
Peaker CfDs	11.9	22.6	21.9	15.3	17.5	43.5	132.7
Transmission Support Commitments	9.0	9.1	6.0	6.4	7.0	7.0	44.5
Total	$179.9	$205.2	$197.2	$195.7	$200.4	$959.7	$1,938.1

NSTAR Electric
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Purchased Power and Capacity	$5.5	$3.1	$3.1	$3.1	$3.0	$19.0	$36.8
Renewable Energy	94.7	93.1	88.6	88.8	63.9	435.1	864.2
Transmission Support Commitments	9.0	9.1	6.0	6.3	7.0	7.0	44.4
Total	$109.2	$105.3	$97.7	$98.2	$73.9	$461.1	$945.4

PSNH
(Millions of Dollars)	2019	2020	2021	2022	2023	Thereafter	Total
Purchased Power and Capacity	$5.8	$0.7	$0.7	$0.7	$0.7	$—	$8.6
Renewable Energy	65.7	64.1	46.3	46.8	47.8	441.6	712.3
Transmission Support Commitments	4.8	4.9	3.2	3.5	3.8	3.8	24.0
Total	$76.3	$69.7	$50.2	$51.0	$52.3	$445.4	$744.9

Purchased Power and Capacity:  CL&P, NSTAR Electric and PSNH have various IPP contracts or purchase obligations for electricity.  Such contracts extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

In addition, CL&P, along with UI, has four capacity CfDs for a total of approximately 787 MW of capacity consisting of three generation units and one demand response project.  The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI shares 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts, the amounts of which vary with customers' energy needs.

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2039 for CL&P, 2038 for NSTAR Electric and 2033 for PSNH.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and DPU, respectively, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities. The table also excludes certain CL&P long-term commitments required by regulation that have not yet been executed such as the selection of certain nuclear power-generating facilities awarded under the Act Concerning Zero Carbon Solicitation and Procurement.

Peaker CfDs:  In 2008, CL&P entered into three CfDs with developers of peaking generation units approved by PURA (Peaker CfDs).  These units have a total of approximately 500 MW of peaking capacity.  As directed by PURA, CL&P and UI have entered into a sharing agreement, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs will be recoverable from, or refunded to, CL&P's customers.

Natural Gas Procurement:  In the normal course of business, Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies.  These contracts extend through 2034.

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

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Purchased Power and Capacity	$72.0	$103.9	$152.5
Renewable Energy	218.5	235.5	210.9
Peaker CfDs	20.9	38.7	47.7
Natural Gas Procurement	432.4	377.0	323.9
Transmission Support Commitments	23.4	19.8	15.9
Coal, Wood and Other (1)	—	47.7	55.7

	For the Years Ended December 31,
	2018			2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Purchased Power and Capacity	$49.4	$4.4	$18.2	$81.0	$4.0	$18.9	$132.7	$0.7	$19.1
Renewable Energy	63.2	89.8	65.5	51.0	123.7	60.8	42.1	101.1	67.7
Peaker CfDs	20.9	—	—	38.7	—	—	47.7	—	—
Transmission Support Commitments	9.2	9.2	5.0	7.8	7.8	4.2	6.3	6.2	3.4
Coal, Wood and Other (1)	—	—	—	—	—	47.7	—	—	55.7

(1) PSNH previously entered into various arrangements for the purchase of coal, wood and the transportation services for fuel supply for its electric generating assets. On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets. On August 26, 2018, Eversource and PSNH completed the sale of PSNH's hydroelectric generation assets. Upon sale, the remaining future contractual obligations were transferred to the respective buyers. See Note 13, "Generation Asset Sale," for further information.

C.     Spent Nuclear Fuel Obligations - Yankee Companies
CL&P, NSTAR Electric and PSNH have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel. The Yankee Companies have collected these costs through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric and PSNH. These companies in turn recover these costs from their customers through state regulatory commission-approved retail rates. The Yankee Companies have collected amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants. Management believes CL&P and NSTAR Electric will recover their shares of these obligations from their customers. PSNH has recovered its total share of these costs from its customers.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages, which is the vast majority of the damages being sought.  The DOE Phase IV trial for the remaining amount of damages is expected to begin in 2019.

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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of December 31, 2018:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$184.9	2021
Various	Surety Bonds (2)	41.9	2019 - 2021
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	6.3	2019 - 2024
Bay State Wind LLC	Real Estate Purchase	2.5	2019

(1) Eversource parent issued a declining balance guaranty on behalf of its subsidiary, Eversource Gas Transmission LLC, to guarantee the payment of the subsidiary's authorized capital contributions for its investment in the Access Northeast project. The guaranty decreases as authorized capital contributions are made. The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

(2) Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

As described in Note 1K, "Investments," Eversource parent issued a guaranty on behalf of its subsidiary, Eversource Investment LLC. Eversource parent will guarantee, as a primary obligor, the financial obligations, primarily all post-Closing payment obligations of Eversource Investment LLC, under the Sale and Purchase Agreement and an Irrevocable Equity Commitment Letter with Ørsted in an amount not to exceed $127.6 million. Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

E.    FERC ROE Complaints
Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the "Court").

All amounts associated with the first complaint period have been refunded, which totaled $38.9 million (pre-tax and excluding interest) at Eversource and reflected both the base ROE and incentive cap prescribed by the FERC order. The refund consisted of $22.4 million for CL&P, $13.7 million for NSTAR Electric and $2.8 million for PSNH.

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of December 31, 2018. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2018.

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply the proposed framework in each of the four complaint proceedings. Initial briefs were filed by the NETOs, Complainants and FERC Trial Staff on January 11, 2019. The NETOs' brief was supportive of the overall ROE methodology determined in the October 16, 2018 order providing the FERC does not change the proposed methodology or alter its implementation in a manner that has a material impact on the results. Reply briefs will be filed on March 8, 2019.

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those preliminary calculations indicated that for the first complaint period, for the NETOs that FERC concludes are of average financial risk, (1) a preliminary range of presumptively just and reasonable base ROEs is 9.60 percent to 10.99 percent; (2) the pre-existing base ROE of 11.14 percent is therefore unjust and unreasonable; (3) the preliminary just and reasonable base ROE is 10.41 percent; and (4) the preliminary incentive cap on total ROE is 13.08 percent.

If the results of these illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods.

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC's preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as changes to the methodology by FERC are possible as a result of the parties' arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order or the January 11, 2019 briefs did not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit resulted in the initial $17.5 million of construction costs on the new cable being expensed as incurred, all of which was fully expensed by the end of 2018. Construction of the new cable is underway and is expected to be completed in 2019.

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

13.    GENERATION ASSET SALE

In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, pursuant to which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approved this agreement as well as the final divestiture plan and auction process in 2016. On October 11, 2017, PSNH entered into two Purchase and Sale Agreements with private investors, one to sell its thermal generation assets at a purchase price of $175 million, subject to adjustment, (the “Thermal Agreement”) and a second to sell its hydroelectric generation assets at a purchase price of $83 million, subject to adjustment (the “Hydro Agreement”). The NHPUC approved these agreements in late November 2017, at which time the Company classified these assets as held for sale.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to the Thermal Agreement. In accordance with the Thermal Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million. In the second quarter of 2018, the purchase price was further adjusted by $17.3 million relating to the valuation of certain allowances. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million.

On July 16, 2018, FERC issued its order approving the transfer of PSNH's six hydroelectric licenses to private investors. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to the Hydro Agreement. In accordance with the Hydro Agreement, the original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.8 million, resulting in net proceeds of $77.2 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.3 million. An estimated gain from the sale of these assets was included as an offset to the total remaining costs associated with the sale of generation assets that were securitized on May 8, 2018.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs to finance PSNH's unrecovered remaining costs associated with the divestiture of its generation assets, which included the deferred costs resulting from the sale of the thermal generation assets. These RRBs are secured by a non-bypassable charge recoverable from PSNH customers. As of December 31, 2018, unamortized securitized stranded costs totaled $608.4 million and are included in Regulatory Assets on the Eversource and PSNH balance sheets. As of December 31, 2017, the deferred costs resulting from the thermal generation asset sale of $516.1 million represented the difference between the carrying value and the fair value less cost to sell the thermal generation assets. For further information on the securitized RRB issuance, see Note 9, "Rate Reduction Bonds and Variable Interest Entities."

For the year ended December 31, 2018, pre-tax income associated with the hydroelectric assets prior to the sale on August 26, 2018 was $9.9 million. For the years ended December 31, 2017 and 2016, pre-tax income associated with PSNH's generation assets was $60.0 million, and $65.3 million, respectively.

As of December 31, 2018, all generation assets had been sold and as a result, no generation assets were classified as held for sale. As of December 31, 2017, PSNH's generation assets held for sale, which were included in current assets on the Eversource and PSNH balance sheets, and were part of the Electric Distribution reportable segment, were as follows:

(Millions of Dollars)	As of December 31, 2017
Thermal Gross Plant	$1,091.4
Hydroelectric Gross Plant	83.0
Accumulated Depreciation	(575.4)
Net Plant	599.0
Fuel and Inventory	87.7
Materials and Supplies	27.3
Emission Allowances	19.1
Other Assets	2.6
Deferred Costs from Thermal Generation Asset Sale	(516.1)
Total Generation Assets Held for Sale	$219.6

14.     LEASES

Eversource, including CL&P, NSTAR Electric and PSNH, has entered into lease agreements, some of which are capital leases, for the use of land, office space, service centers, vehicles, information technology, and office equipment.  In addition, CL&P, NSTAR Electric and PSNH incur costs associated with leases entered into by affiliated Eversource subsidiaries, including Eversource Service and Rocky River Realty Company, and are included below in their respective operating lease rental expenses and future minimum rental payments.  These intercompany lease amounts are eliminated on an Eversource consolidated basis.  The provisions of the Eversource, CL&P, NSTAR Electric and PSNH lease agreements generally contain renewal options.  One lease agreement contains payments impacted by the consumer price index.

Operating lease rental payments charged to expense are as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$10.8	$10.9	$11.8	$2.5
2017	10.5	11.7	11.3	3.3
2016	12.1	12.5	11.4	2.9

Future minimum rental payments, excluding executory costs, such as property taxes, state use taxes, insurance, and maintenance, under long-term non-cancelable leases, as of December 31, 2018 are as follows:

Operating Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$11.5	$1.5	$7.2	$0.5
2020	9.8	1.4	6.0	0.4
2021	8.7	1.2	5.3	0.4
2022	7.2	1.1	4.4	0.4
2023	4.7	0.5	3.1	0.2
Thereafter	32.7	0.2	29.5	0.3
Future minimum lease payments	$74.6	$5.9	$55.5	$2.2

Capital Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$3.4	$2.0	$0.5	$0.1
2020	3.4	2.0	0.5	0.1
2021	2.9	1.5	0.5	0.1
2022	1.5	—	0.6	0.1
2023	0.7	—	0.6	0.1
Thereafter	13.9	—	13.4	0.5
Future minimum lease payments	25.8	5.5	16.1	1.0
Less amount to arrive at present value	13.8	1.0	12.4	0.1
Present value of future minimum lease payments	$12.0	$4.5	$3.7	$0.9

CL&P and PSNH entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not included in the tables above.  However, such contracts and corresponding expense have been included in the contractual obligations tables in Note 12B, "Commitments and Contingencies - Long-Term Contractual Arrangements," to the financial statements.

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.8	$116.2	$113.8	$43.0	$43.0	$—	$—
Long-Term Debt	13,086.1	13,154.9	3,254.0	3,429.2	2,944.8	3,024.1	805.2	819.5
Rate Reduction Bonds	635.7	645.8	—	—	—	—	635.7	645.8

As of December 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.8	$116.2	$116.5	$43.0	$44.3	$—	$—
Long-Term Debt	12,325.5	12,877.1	3,059.1	3,430.5	2,943.8	3,156.5	1,002.4	1,038.2
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

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(6.2)	$—	$(60.2)	$(66.4)	$(8.2)	$0.4	$(57.5)	$(65.3)

OCI Before Reclassifications	—	(0.5)	0.3	(0.2)	—	(0.4)	(7.2)	(7.6)
Amounts Reclassified from AOCI	1.8	—	4.8	6.6	2.0	—	4.5	6.5
Net OCI	1.8	(0.5)	5.1	6.4	2.0	(0.4)	(2.7)	(1.1)
Balance as of December 31st	$(4.4)	$(0.5)	$(55.1)	$(60.0)	$(6.2)	$—	$(60.2)	$(66.4)

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

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects recognized in AOCI were net deferred tax liabilities of $0.2 million in 2018, and deferred tax assets of $4.1 million and $4.0 million in 2017 and 2016, respectively.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2018	2017	2016
Qualified Cash Flow Hedging Instruments	$(2.8)	$(3.3)	$(3.5)	Interest Expense
Tax Effect	1.0	1.3	1.4	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(1.8)	$(2.0)	$(2.1)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(6.0)	$(6.2)	$(5.6)	Other Income, Net (1)
Amortization of Prior Service Cost	(0.4)	(1.1)	(0.8)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(6.4)	(7.3)	(6.4)
Tax Effect	1.6	2.8	2.5	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(4.8)	$(4.5)	$(3.9)
Total Amounts Reclassified from AOCI, Net of Tax	$(6.6)	$(6.5)	$(6.0)

(1)
These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1N, "Summary of Significant Accounting Policies – Other Income, Net" and Note 10A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

As of December 31, 2018, it is estimated that a pre-tax amount of $2.5 million ($0.7 million for NSTAR Electric and $1.8 million for PSNH) will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.  In addition, it is estimated that a pre-tax amount of $6.3 million will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of Pension, SERP and PBOP costs.

17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreement.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, Yankee Gas and NSTAR Gas, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2018, all companies were in compliance with such covenant. Eversource, CL&P, NSTAR Electric, PSNH, Yankee Gas and NSTAR Gas were in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2018.

The Retained Earnings balances subject to dividend restrictions were $4.0 billion for Eversource, $1.7 billion for CL&P, $2.1 billion for NSTAR Electric and $627.3 million for PSNH as of December 31, 2018.

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

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2018 and 2017	Issued as of December 31,
			2018	2017
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

As of both December 31, 2018 and 2017, there were 16,992,594 Eversource common shares held as treasury shares.  As of both December 31, 2018 and 2017, there were 316,885,808 Eversource common shares outstanding.

19.     PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2018	2017	2018	2017
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	23	$—	$—
Total Eversource - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2018, 2017 and 2016.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2018 and 2017.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2018, 2017 and 2016, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

21.     EARNINGS PER SHARE

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

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2018	2017	2016
Net Income Attributable to Common Shareholders	$1,033.0	$988.0	$942.3
Weighted Average Common Shares Outstanding:
Basic	317,370,369	317,411,097	317,650,180
Dilutive Effect	623,565	620,483	804,059
Diluted	317,993,934	318,031,580	318,454,239
Basic EPS	$3.25	$3.11	$2.97
Diluted EPS	$3.25	$3.11	$2.96

22.    REVENUES

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

The following table presents operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$3,766.6	$542.5	$—	$130.7	$—	$—	$4,439.8
Commercial	2,634.7	334.8	—	63.3	—	(4.5)	3,028.3
Industrial	351.9	96.0	—	4.4	—	(10.0)	442.3
Total Retail Tariff Sales Revenue	6,753.2	973.3	—	198.4	—	(14.5)	7,910.4
Wholesale Transmission Revenue	—	—	1,308.9	—	47.3	(1,092.2)	264.0
Wholesale Market Sales Revenue	179.5	57.5	—	4.1	—	—	241.1
Other Revenue from Contracts with Customers	65.9	(2.2)	12.6	7.2	889.0	(891.0)	81.5
Reserve for Revenue Subject to Refund	(12.3)	(8.3)	—	(3.7)	—	—	(24.3)
Total Revenue from Contracts with Customers	6,986.3	1,020.3	1,321.5	206.0	936.3	(1,997.7)	8,472.7
Alternative Revenue Programs	(47.0)	(1.2)	(35.2)	5.4	—	31.9	(46.1)
Other Revenue	17.9	3.1	—	0.6	—	—	21.6
Total Operating Revenues	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2

	For the Year Ended December 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$1,828.2	$1,380.9	$557.5
Commercial	928.1	1,391.5	316.9
Industrial	147.7	124.9	79.3
Total Retail Tariff Sales Revenue	2,904.0	2,897.3	953.7
Wholesale Transmission Revenue	620.6	488.8	199.5
Wholesale Market Sales Revenue	48.3	76.1	56.6
Other Revenue from Contracts with Customers	35.0	28.9	15.5
Reserve for Revenue Subject to Refund	—	—	(12.3)
Total Revenue from Contracts with Customers	3,607.9	3,491.1	1,213.0
Alternative Revenue Programs	(65.9)	0.9	(17.3)
Other Revenue	8.5	8.3	1.1
Eliminations	(454.3)	(387.4)	(149.2)
Total Operating Revenues	$3,096.2	$3,112.9	$1,047.6

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

Reserve for Revenue Subject to Refund: Current base rates include an estimate of income taxes, which was based on the U.S. federal corporate income tax rate in effect at the time of the rate proceeding. Eversource established a regulatory liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. Effective May 1, 2018, CL&P adjusted rates billed to customers to reflect the lower federal income tax rate prospectively and, as of December 31, 2018, fully refunded its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through April 30, 2018. Effective November 15, 2018, Yankee Gas adjusted distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through November 14, 2018. Although Yankee Gas' new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018. For NSTAR Electric and NSTAR Gas, a December 2018 DPU order indicated that the DPU will not require a revision to base rates for any potential refunds associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 to the effective dates of each company's rate changes (effective February 1, 2018 for NSTAR Electric and July 1, 2018 for NSTAR Gas). PSNH and Aquarion will refund the overcollection in distribution rates from January 1, 2018 to customers in a future period. PSNH will adjust distribution rates to reflect the prospective lower federal income tax rate effective July 1, 2019, or earlier if a rate case is filed for rates effective prior to July 1, 2019.

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

Unbilled Revenues: Unbilled Revenues on the balance sheet represent estimated amounts due from retail customers for electricity, natural gas or water delivered to customers but not yet billed. The utility company has satisfied its performance obligation and the customer has received and consumed the commodity as of the balance sheet date, and therefore, the utility company records revenue for those services in the period the services were provided. Only the passage of time is required before the company is entitled to payment for the satisfaction of the performance obligation. Payment from customers is due monthly as services are rendered and amounts are billed. Actual amounts billed to customers when meter readings become available may vary from the estimated amount.

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

23.     SEGMENT INFORMATION

Eversource is organized among the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities prior to sales in January and August 2018, and NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  On December 4, 2017, Eversource acquired Aquarion, which was considered to be a new operating segment, Water Distribution. Though the water distribution segment does not meet quantitative thresholds under the segment reporting accounting guidance, based on qualitative factors including the nature of the water distribution business, Water Distribution was deemed a reportable segment beginning in 2018.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) Eversource Water Ventures, Inc., parent company of Aquarion, and 5) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests in certain natural gas pipeline projects owned by Enbridge, Inc., the Bay State Wind project, a renewable energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline projects described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

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

Eversource's segment information is as follows:

	For the Year Ended December 31, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2
Depreciation and Amortization	(671.8)	(75.0)	(231.8)	(46.5)	(49.1)	2.2	(1,072.0)
Other Operating Expenses	(5,548.6)	(787.6)	(375.5)	(99.8)	(831.5)	1,966.7	(5,676.3)
Operating Income	736.8	159.6	679.0	65.7	55.7	3.1	1,699.9
Interest Expense	(202.8)	(44.1)	(120.6)	(34.3)	(129.3)	32.3	(498.8)
Interest Income	18.7	—	2.4	—	30.3	(33.3)	18.1
Other Income/(Loss), Net	67.5	7.1	31.1	(0.4)	1,185.3	(1,180.3)	110.3
Income Tax (Expense)/Benefit	(160.2)	(29.4)	(161.8)	(0.1)	62.5	—	(289.0)
Net Income	460.0	93.2	430.1	30.9	1,204.5	(1,178.2)	1,040.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$455.4	$93.2	$427.2	$30.9	$1,204.5	$(1,178.2)	$1,033.0
Total Assets (as of)	$21,389.1	$3,904.9	$10,285.0	$2,253.0	$17,874.2	$(17,464.9)	$38,241.3
Cash Flows Used for Investments in Plant	$961.3	$351.5	$929.7	$102.3	$178.6	$—	$2,523.4

	For the Year Ended December 31, 2017 (2)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution (3)	Other	Eliminations	Total
Operating Revenues	$5,542.9	$947.3	$1,301.7	$15.9	$931.0	$(986.8)	$7,752.0
Depreciation and Amortization	(542.6)	(72.9)	(209.4)	(3.7)	(37.4)	2.2	(863.8)
Other Operating Expenses	(4,072.6)	(716.4)	(382.8)	(8.3)	(806.6)	986.7	(5,000.0)
Operating Income	927.7	158.0	709.5	3.9	87.0	2.1	1,888.2
Interest Expense	(186.3)	(43.1)	(115.1)	(3.1)	(90.0)	15.8	(421.8)
Interest Income	7.3	0.1	1.8	0.1	15.7	(16.7)	8.3
Other Income/(Loss), Net	41.6	3.8	27.3	—	1,113.0	(1,086.0)	99.7
Income Tax Expense	(288.3)	(44.2)	(228.7)	(2.1)	(15.5)	(0.1)	(578.9)
Net Income/(Loss)	502.0	74.6	394.8	(1.2)	1,110.2	(1,084.9)	995.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$497.4	$74.6	$391.9	$(1.2)	$1,110.2	$(1,084.9)	$988.0
Total Assets (as of)	$19,250.4	$3,595.2	$9,401.2	$2,182.9	$16,220.9	$(14,430.2)	$36,220.4
Cash Flows Used for Investments in Plant	$1,020.7	$298.2	$867.6	$16.0	$145.6	$—	$2,348.1

	For the Year Ended December 31, 2016 (2)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,594.3	$857.7	$1,210.0	$—	$870.4	$(893.3)	$7,639.1
Depreciation and Amortization	(504.7)	(65.3)	(185.8)	—	(33.5)	2.2	(787.1)
Other Operating Expenses	(4,173.0)	(629.0)	(321.3)	—	(779.2)	891.8	(5,010.7)
Operating Income	916.6	163.4	702.9	—	57.7	0.7	1,841.3
Interest Expense	(193.1)	(41.3)	(110.0)	—	(63.5)	6.9	(401.0)
Interest Income	10.0	0.1	1.2	—	7.0	(7.3)	11.0
Other Income, Net	22.7	0.7	17.8	—	1,021.2	(1,008.9)	53.5
Income Tax (Expense)/Benefit	(288.8)	(45.2)	(238.2)	—	16.5	0.7	(555.0)
Net Income	467.4	77.7	373.7	—	1,038.9	(1,007.9)	949.8
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$462.8	$77.7	$370.8	$—	$1,038.9	$(1,007.9)	$942.3
Cash Flows Used for Investments in Plant	$812.6	$255.3	$801.0	$—	$108.0	$—	$1,976.9

(1)
Effective January 1, 2018, upon implementation of the new revenue accounting guidance, the electric distribution segment is presented gross and intercompany transmission billings are presented in the eliminations column, as Eversource believes that the electric distribution segment acts as a principal, rather than an agent, in its contracts with retail customers. Retail customers contract directly with the electric distribution utility and do not differentiate between distribution and transmission services. Therefore, the electric distribution segment revenues, which are derived from retail customer billings, are presented gross of the eliminations. Prior to 2018, the electric distribution segment presented intercompany electric transmission billings net, based on indicators of net presentation prior to the new revenue guidance.  See Note 22 "Revenues," to the financial statements regarding accounting for revenues.

(2)
As a result of the adoption of new accounting guidance, the non-service related components of pension, SERP and PBOP benefit costs are presented as non-operating income and recorded in Other Income, Net on the statements of income. The 2017 and 2016 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, have been retrospectively presented within Other Income, Net for the years ended December 31, 2017 and 2016. See Note 1C, "Summary of Significant Accounting Policies - Accounting Standards" and Note 1N, "Summary of Significant Accounting Policies - Other Income, Net," to the financial statements for further information.

(3)	The water distribution business was determined to be a reportable segment beginning in 2018. The 2017 segment information has been recast to conform to the current segment reporting structure.

24.     ACQUISITION OF AQUARION AND GOODWILL

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

Purchase Price Allocation: The purchase price allocation reflects a measurement period adjustment recorded in the first quarter of 2018 to revise the fair value of Aquarion's regulated debt. The $7.9 million increase to the fair value of Long-Term Debt (including the current portion) and corresponding increase to Regulatory Assets, included within Other Noncurrent Assets, excluding Goodwill in the table below, will be amortized over the life of the related debt. The allocation of the cash purchase price was as follows:

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

Aquarion Revenues and Pre-Tax Income: The impact of Aquarion on Eversource's accompanying consolidated statement of income included operating revenues of $15.9 million and pre-tax income of $1.1 million for the year ended December 31, 2017.

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

Eversource completed the acquisition of Aquarion on December 4, 2017, resulting in the addition of $0.9 billion of goodwill. Upon completion of the acquisition, Eversource determined that the reporting units for the purpose of testing goodwill are Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution. The goodwill resulting from the Aquarion acquisition has been entirely allocated to the Water Distribution reporting unit. These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 23, "Segment Information," to the financial statements.

Eversource completed its annual goodwill impairment test for Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2018 and determined that no impairment existed. There were no events subsequent to October 1, 2018 that indicated impairment of goodwill. The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

 The following table presents goodwill by reportable segment as of December 31, 2018 and 2017:

(Billions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Goodwill	$2.5	$0.6	$0.4	$0.9	$4.4

25.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Eversource (Millions of Dollars, except per share information)	2018				2017
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Operating Revenues	$2,288.0	$1,853.9	$2,271.4	$2,034.9	$2,105.1	$1,762.8	$1,988.5	$1,895.6
Operating Income	442.5	391.4	466.0	400.0	501.0	448.2	495.3	443.7
Net Income	271.4	244.6	291.3	233.2	261.3	232.6	262.2	239.4
Net Income Attributable to Common Shareholders	269.5	242.8	289.4	231.3	259.5	230.7	260.4	237.4
Basic and Diluted EPS (1)	$0.85	$0.76	$0.91	$0.73	$0.82	$0.73	$0.82	$0.75

(1)    The summation of quarterly EPS data may not equal annual data due to rounding.

	Quarter Ended
	2018				2017
(Millions of Dollars)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
CL&P
Operating Revenues	$785.0	$694.9	$865.0	$751.3	$732.3	$666.6	$774.8	$713.7
Operating Income	157.2	163.1	172.7	142.8	175.5	175.6	177.1	155.2
Net Income	98.6	99.7	100.3	79.1	90.2	91.3	96.1	99.1
NSTAR Electric
Operating Revenues	$770.1	$690.7	$939.5	$712.6	$733.8	$704.7	$851.9	$690.2
Operating Income	119.0	133.6	205.5	126.0	156.6	177.9	229.7	124.2
Net Income	77.1	87.9	140.6	77.5	83.4	95.0	125.8	70.5
PSNH
Operating Revenues	$267.4	$235.1	$290.2	$254.9	$253.2	$230.4	$250.0	$248.0
Operating Income	55.8	46.9	56.5	37.2	66.6	63.5	66.0	69.8
Net Income	35.1	25.8	40.7	14.3	34.3	31.6	33.7	36.4

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2018.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2018 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2018, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2018.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 26, 2019, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsections, “Selection of Trustees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2019.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of Eversource Service.  Directors are elected annually to serve for one year until their successors are elected and qualified.

Set forth below is certain information concerning CL&P’s Directors and Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
James J. Judge	63
Chairman of the Board, President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman, President and Chief Executive Officer and a Director of Eversource Service; Chairman and a Director of the electric and natural gas regulated companies, including CL&P

Philip J. Lembo	63
Executive Vice President and Chief Financial Officer of Eversource Energy; Executive Vice President and Chief Financial Officer; a Director of Eversource Service and the electric and natural gas regulated companies, including CL&P

Gregory B. Butler	61
Executive Vice President and General Counsel of Eversource Energy; Executive Vice President and General Counsel and a Director of Eversource Service and the electric and natural gas regulated companies, including CL&P

Christine M. Carmody [1]	56	Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service; a Director of Eversource Service
Joseph R. Nolan, Jr. [1]	55	Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service; a Director of Eversource Service
Leon J. Olivier	71	Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy and Eversource Service; a Director of Eversource Service
Werner J. Schweiger	59
Executive Vice President and Chief Operating Officer of Eversource Energy; Executive Vice President and Chief Operating Officer and a Director of Eversource Service; Chief Executive Officer and a Director of the electric and natural gas regulated companies, including CL&P

Jay S. Buth	49	Vice President, Controller and Chief Accounting Officer of Eversource Energy, Eversource Service and the electric and natural gas regulated companies, including CL&P
1 Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017; as a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric and PSNH since May 4, 2016; and as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016. Mr. Judge has served as a Director of CL&P, PSNH, Yankee Gas and Eversource Service since April 10, 2012; of NSTAR Electric and NSTAR Gas since September 27, 1999; and of Eversource Aquarion Holdings, Inc. Previously, Mr. Judge served as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017; and as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric and PSNH from April 10, 2012 until May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016; and as a Director since April 10, 2012.  He previously served as Treasurer of Eversource Energy Foundation, Inc. from April 10, 2012 until May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President and Chief Financial Officer of Eversource Energy since May 3, 2017; and of CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since March 31, 2017. Mr. Lembo has served as a Director of CL&P, NSTAR Electric and PSNH since May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016 and of Eversource Aquarion Holdings, Inc. Mr. Lembo previously served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy from August 8, 2016 until May 3, 2017; of CL&P, NSTAR Electric, PSNH, NSTAR Gas, Yankee Gas and Eversource Service from August 8, 2016 until March 31, 2017; as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric and PSNH

from May 4, 2016 until August 8, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016; as Vice President and Treasurer of Eversource Energy, CL&P and PSNH from April 10, 2012 until May 4, 2016; and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo served as Vice President and Treasurer of NSTAR Electric and NSTAR Gas from March 29, 2006 until May 4, 2016. Mr. Lembo has served as a Director of Eversource Energy Foundation, Inc. since May 9, 2016. He previously served as Treasurer of Eversource Energy Foundation, Inc. from May 9, 2016 until March 31, 2017. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since August 8, 2016. Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012; of Eversource Service since November 27, 2012; of CL&P, PSNH and Yankee Gas since April 22, 2009 and of Eversource Aquarion Holdings, Inc. Mr. Butler previously served as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016; of CL&P, PSNH, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016; and as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016. Ms. Carmody has served as a Director of Eversource Service since November 27, 2012. Previously Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 until August 8, 2016; as Senior Vice President-Human Resources of CL&P, PSNH and Yankee Gas from November 27, 2012 until September 29, 2014; of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014; and as a Director of CL&P, PSNH and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.   Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016. Mr. Nolan has served as a Director of Eversource Service since November 27, 2012. Previously Mr. Nolan served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 to August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014; and of CL&P, PSNH and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan previously served as a Director of CL&P, PSNH and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014; and of Eversource Service since August 11, 2014. Mr. Olivier has served as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014; of Eversource Service from May 13, 2008 until August 11, 2008; as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014; of CL&P, PSNH and Yankee Gas from January 15, 2007 until August 11, 2014; as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014; of PSNH and Yankee Gas from January 17, 2005 until September 29, 2014; and of CL&P from September 10, 2001 until September 29, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014; of Eversource Service since August 11, 2014; and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH and Yankee Gas since August 11, 2014. Mr. Schweiger has served as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014; and of CL&P, PSNH and NSTAR Electric since May 28, 2013.  He previously served as President of CL&P from June 2, 2015 until June 27, 2016; as President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014; as President of NSTAR Electric from April 10, 2012 until January 16, 2013; and as a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.   Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

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

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11.    Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 22, 2019, under the sections captioned "Compensation Discussion and Analysis," plus related subsections, and "Compensation Committee Report," plus related subsections following such Report.

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

This Compensation Discussion and Analysis ("CD&A") provides information about the principles behind Eversource Energy's compensation objectives, plans, policies and actions for the Named Executive Officers. The discussion describes the specific components of Eversource Energy's compensation programs, how Eversource Energy measures performance, and how Eversource Energy's compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2018 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of Eversource Energy's compensation programs and the specific awards that were made for performance through 2018. The CD&A also contains an assessment of performance measured against the established 2018 goals, the compensation awards made by the Compensation Committee, and other information relating to Eversource Energy's compensation programs, including:

●	Summary of 2018 Accomplishments	●	Description of the Long-Term Incentive Program, Grants and Performance Plan Results
●	Pay for Performance Philosophy
●	Executive Compensation Governance	●	Disclosure of the:
●	Named Executive Officers		● Clawbacks and No Hedging and No Pledging Policies
●	Overview of the Compensation Program		● Share Ownership Guidelines
●	Market Analysis		● Other Benefits
●	Elements of 2018 Compensation	●	Contractual Agreements
●	2018 Annual Incentive Program	●	Tax and Accounting Considerations
●	2018 Assessment of Financial and Operational Performance	●	Equity Grant Practices
●	Performance Goal Assessment Matrix

Summary of 2018 Accomplishments

In 2018, Eversource Energy achieved very positive overall financial, operational and related results. The following is a summary of some of the most important accomplishments in 2018:

2018 Financial Accomplishments

•
Eversource Energy expanded its 50-50 partnership with Ørsted, the world's leading offshore wind developer, by purchasing, along with Ørsted, the Northeast assets of Deepwater Wind, which include the Revolution Wind and South Fork Wind Farm projects, as well as a 257 square mile lease tract off the New England coast. The two existing projects will deliver 830 MW of contracted clean power to Rhode Island, Connecticut and Long Island, and the newly acquired tract, combined with the existing lease area previously purchased by the partnership's Bay State Wind project, could eventually host approximately 4,000 MW of offshore wind power. The completion of this acquisition, which the partnership began negotiating in 2018 and which was finalized in February 2019, is a significant step in fulfilling Eversource Energy's vision of being a key catalyst for clean energy in the region.

•	Through effective management of its corporate operating plan, Eversource Energy's 2018 earnings exceeded the established goal. 2018 earnings were $3.25 per share.

•
Eversource Energy's Board of Trustees increased the annual dividend rate by 6.3 percent for 2018 to $2.02 per share, which exceeds the EEI index companies' median dividend growth rate of 5.1 percent. The dividend growth rate for the period 2016 - 2018 has averaged 6.5 percent, well ahead of the utility industry.

•
Eversource Energy's Total Shareholder Return in 2018 was 6.4 percent, compared to the 3.7 percent growth of the EEI Index companies and a 4.4 percent decline for the S&P 500. Eversource Energy has outperformed the EEI Index companies and the S&P 500 over one-, three-, five- and 10-year periods. An investment of $1,000 in Eversource Energy common shares for the five-year period beginning January 1, 2014 was worth $1,804 on December 31, 2018. The following chart represents the comparative one- and five-year total shareholder returns for the periods ending December 31, 2018, respectively:

•	Eversource Energy's Standard & Poor's ("S&P") Credit Rating remained at A+, the highest utility holding company S&P credit rating in the industry, two notches higher than any other company.

2018 Operational Accomplishments

•
Eversource's Electric System Reliability, measured by months between interruptions and average outage minutes per customer, was in the first quartile of the industry. Eversource's overall electric system reliability performance in 2018 continued to outpace the industry; on average, customer power interruptions were 17.2 months apart, and average system outage duration per customer was 77.5 minutes.

•	Eversource's safety performance, measured by days away, restricted or transferred ("DART") per 100 workers, has improved significantly since 2016 and continued to outperform the industry.

•
Eversource's Massachusetts electric and gas distribution companies each met or exceeded Service Quality Index performance targets established by regulators in Massachusetts, which is the only state in Eversource's service territory that has such targets, and Eversource exceeded its response time for gas service calls goal.

•	Eversource exceeded its goal of having 37 percent of new hires and promotions within the supervisor and above management group be women or persons of color by achieving 42 percent of these positions.

•
Eversource achieved very constructive regulatory outcomes, including rate reviews of Yankee Gas, CL&P and Aquarion Water Company of Massachusetts; completed the sale of Eversource's remaining PSNH generation assets; and implemented a constructive rate order for NSTAR Electric.

•
Eversource Energy led the response to a series of catastrophic natural gas explosions that occurred in another company's service territory at the request of the Massachusetts Governor and successfully completed initial phase of the incident response.

•
Eversource's program of transforming the customer experience achieved significant milestones, including the introduction of a new customer outage map, further increases in timely estimates for service restoration, and increased online customer engagement.

2018 Clean Energy/ESG Accomplishments

•
Eversource Energy continues to be recognized as the leading energy efficiency program provider in the nation and was recognized by the American Council for an Energy-Efficient Economy with two awards in January of 2019, and by the U. S. Environmental Protection Agency in April of 2018 with the Partner of the Year Sustained Excellence Award for New Hampshire.

•
As previously noted, Eversource completed, with its offshore wind partner Ørsted, the acquisition of offshore wind assets that are currently contracted to deliver 830 MW of clean energy, along with offshore lease tracts that in the future may host some 4,000 MW of clean, low cost energy.

•	NSTAR Electric is investing $55 million in battery storage initiatives and $45 million in electric vehicle infrastructure.

•	Eversource completed construction of 62 MW of solar generation across 19 sites, bringing its total solar ownership to 70 MW.

•	Independent sustainability rating agencies consistently rank Eversource in the top quartile or top decile of the industry.

•
Eversource's commitment to Diversity and Inclusion and Eversource's programs and practices were recognized as exemplary by the Associated Industries of Massachusetts and the Bloomberg Gender Equality Index.

•
Eversource continued to make a significant impact in its communities through its corporate philanthropy programs and extensive employee community volunteer programs, with 30,000 employee hours devoted to volunteerism in 2018.

Achievement of the 2018 performance goals, additional accomplishments and the Compensation Committee's assessment of Eversource and executive performance are more fully described in the section below titled "2018 Annual Incentive Program." Specific decisions regarding executive compensation based upon the Committee's assessment of Eversource and executive performance and market data are also described below.

Pay for Performance Philosophy

The Committee links the compensation of the executive officers, including the Named Executive Officers, to performance that will ultimately benefit Eversource's customers and shareholders. Eversource's compensation program is intended to attract and retain the best executive talent in the industry, motivate its executives to meet or exceed specific stretch financial and operational goals each year, and compensate its executives in a manner that aligns compensation directly with performance. Eversource strives to provide executives with base salary, performance-based annual incentive compensation, and performance-based long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance.

Executive Compensation Governance

What Eversource DOES:		What Eversource DOESN'T do:
✓	Pay for Performance	✗	No tax gross-ups in any new or materially amended executive compensation agreements
✓	Share ownership and holding guidelines	✗	No hedging, pledging or similar transactions by Eversource executives and Trustees
✓	Broad clawback policy relating to incentive compensation	✗	No liberal share recycling
✓	Double-trigger change in control vesting provisions	✗	No dividends on equity awards before vesting
✓	100 percent of long-term incentive compensation paid in stock	✗	No discounts or repricing of options or SARs
✓	Independent compensation consultant
✓	Annual Say-on-Pay vote
✓	Payout limitations on incentive awards
✓	Limited executive trading window

•
Eversource's executive share ownership and holding guidelines noted in this CD&A emphasize the importance of aligning management with shareholders. Under the share ownership guidelines, which require Eversource's Chief Executive Officer to hold shares equal to six times base salary, Eversource requires its executives to hold 100 percent of the shares awarded under the stock compensation program until the share ownership guidelines have been met.

•
Eversource's 2018 Incentive Plan includes a clawback provision that requires its executives and other participants to reimburse Eversource for incentive compensation received, not only if earnings are subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, but also for a material violation of Eversource's Code of Business Conduct or material breach of a covenant in an employment agreement. The Plan also imposes limits on awards and on Trustee compensation and prohibits repricing of awards and liberal share recycling.

•	Eversource prohibits gross-ups in all new or materially amended executive compensation agreements.

•
Eversource has a "no hedging and no pledging" policy that prohibits all Eversource Trustees and executives from purchasing financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of Eversource common shares. This policy also prohibits all pledges, derivative transactions or short sales involving Eversource common shares or the holding of any Eversource common shares in a margin account by Eversource Trustees and executives. This policy is under review and will be supplemented as appropriate to comply with the SEC's new rules governing disclosure of hedging policies affecting all employees.

•	Eversource's employment agreements and incentive plan provide for "double-trigger" change in control acceleration of compensation.

•
Eversource's Compensation Committee annually assesses the independence of its compensation consultant, Pay Governance LLC ("Pay Governance"), which is retained directly by the Committee. Pay Governance performs no other consulting nor provides services for Eversource and has no relationship with Eversource that could result in a conflict of interest. At its February 6, 2019 meeting, the Committee concluded that Pay Governance is independent and that no conflict of interest exists between Pay Governance and Eversource.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this Item 11 are referred to as the "Named Executive Officers" or "NEOs" under SEC regulations. For 2018, CL&P's Named Executive Officers were:

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

Overview of the Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, whom are referred to in this CD&A as "executives" and whom are deemed to be "officers" under the SEC's regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this discussion and analysis refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives. The compensation of Eversource's Chief Executive Officer is subject to the further review and approval of all of the independent Eversource Trustees.

Elements of Compensation. Total direct compensation consists of three elements: base salary, annual cash incentive awards and long-term equity-based incentive awards. Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource's Compensation Objectives. The objectives of Eversource's compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation for shareholders and maintaining a strong balance sheet. The Committee also places great emphasis on system reliability and customer service. Eversource's compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource Energy's customers and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy reliably, safely, with respect for the environment and Eversource employees, and at a reasonable cost, while providing an above-average total return to Eversource shareholders.

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct compensation elements (base salaries, annual incentives and long-term incentives), as well as total compensation, by using competitive market compensation data. The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Levels may be lower than median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in late 2018 indicated that Eversource's aggregate executive compensation levels were aligned with median market rates.

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

Pay Governance Independence. In February 2019, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules, and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, as well as the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance's total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource Energy common shares or have any business or personal relationships with members of the Committee or the Eversource executives.

Role of Management. The role of Eversource's management, and specifically the roles of Eversource's Chief Executive Officer and the Executive Vice President of Human Resources and Information Technology, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. Eversource's Chief Executive Officer also provides recommendations on the compensation for the other Eversource Named Executive Officers. None of the executives makes recommendations that affect his or her individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2018 compensation:

•
Competitive compensation survey data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource's market for executive officer talent. Utility industry data serve as the primary reference point for benchmarking officer compensation and are based on a defined peer set, as discussed below, while general industry data is derived from compensation consultant surveys and serves as a secondary reference point. General industry data are used for staff positions and are size-adjusted to ensure a close correlation between the market data and Eversource's scope of operations. The Committee references this information, which it obtains from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•
Peer group data. In support of executive pay decisions during 2018 and early 2019, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource's executive compensation levels as compared to the 20 peer group companies listed in the table below. This peer group was chosen because these companies are and continue to be similar to Eversource Energy in terms of size, business model and long-term strategies. The group was reduced in January 2019 upon the merger of SCANA and Dominion Energy, and it will be reviewed by the Committee again in 2019.

Alliant Energy Corporation	DTE Energy Company	PPL Corporation
Ameren Corporation	Edison International	Public Service Enterprise Group, Inc.
American Electric Power Co., Inc.	Entergy Corporation	SCANA Corp. (2018)
CenterPoint Energy, Inc.	FirstEnergy Corp.	Sempra Energy
CMS Energy Corp.	NiSource Inc.	WEC Energy Group, Inc.
Consolidated Edison, Inc.	PG&E Corporation	Xcel Energy Inc.
Dominion Energy, Inc.	Pinnacle West Capital Corporation

The Committee reviews the appropriateness of the peer group periodically and adjusts the target percentages of annual and long-term incentives based on the survey data and recommendations from Eversource's CEO, after discussion with the compensation consultant, to ensure that they are approximately equal to competitive median levels.

The Committee also determines perquisites to the extent they serve business purposes and sets supplemental benefits at levels that provide appropriate compensation opportunities to the executives. The Committee periodically reviews the general market for supplemental benefits and perquisites using utility and general industry survey data, including data obtained from companies in the peer group.

MIX OF COMPENSATION ELEMENTS

Eversource targets the mix of compensation for its Chief Executive Officer and its other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix. The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward long-term compensation. Since the most senior positions have the greatest responsibility for implementing the long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive. Eversource's Chief Executive Officer's responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of the other executives. As a result, Eversource's Chief Executive Officer's compensation is higher than the compensation of those other executives. Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by Eversource's executives, including its Chief Executive Officer.

The following table sets forth the contribution to 2018 Total Direct Compensation ("TDC") of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
James J. Judge	15	17	34	34	100
Philip J. Lembo	26	20	27	27	100
Werner J. Schweiger	26	20	27	27	100
Gregory B. Butler	30	20	25	25	100
Joseph R. Nolan, Jr.	30	20	25	25	100
NEO average, excluding CEO	28	20	26	26	100

(1)	The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)	Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

RISK ANALYSIS OF EXECUTIVE COMPENSATION PROGRAM

The overall compensation program includes a mix of compensation elements ranging from a fixed base salary that is not at risk to annual and long-term incentive compensation programs intended to motivate executives and eligible employees to achieve individual and corporate performance goals that reflect an appropriate level of risk. The fundamental objective of the compensation program is to foster the continued growth and success of Eversource's business. The design and implementation of the overall compensation program provides the Committee with opportunities throughout the year to assess risks within the compensation program that may have a material effect on Eversource and its shareholders.

The Compensation Committee assesses the risks associated with the executive compensation program on an on-going basis by reviewing the various elements of incentive compensation. The annual incentive program was designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource's annual business plan. Similarly, the long-term incentive program was designed to ensure that the performance metrics were properly weighted and supportive of Eversource's strategy. The Committee reviewed the overall compensation program in the context of risks identified in the annual operating plan. The annual and long-term incentive programs were designed to include mechanisms to mitigate risk. These mechanisms include realistic goal setting and discretion with respect to actual payments, in addition to:

•	A mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•
A variety of performance metrics, including financial, operational, customer service, diversity and safety goals and other strategic initiatives for annual performance awards to avoid excessive focus on a single measure of performance;

•
Metrics in Eversource's long-term incentive compensation program that use earnings per share growth and relative total shareholder return, which are both robust measures of shareholder value and which reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•	The provisions of Eversource's annual and long-term incentive programs, which cap awards at 200 percent of target;

•	Expansive clawback provisions on incentive compensation, including clawback for material violations of the Eversource Code of Conduct; and

•	Stock ownership requirements for all executives, including the Named Executive Officers, and prohibitions on hedging, pledging and other derivative transactions related to Eversource common shares.

Based on these factors, the Compensation Committee and Eversource's Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

Results of Eversource's 2018 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a "Say-on-Pay" proposal).

At Eversource's Annual Meeting of Shareholders held on May 2, 2018, 90 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2017 compensation of the Named Executive Officers, as described in Eversource's 2018 proxy statement. Eversource's Say-on-Pay results, along with utility and general industry peers, are reviewed by the Committee annually to help assess whether Eversource shareholders continue to deem the executives' compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource's Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2018 COMPENSATION

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

When setting or adjusting base salaries, the Committee considers annual executive performance appraisals; market pay movement across industries (determined through market analysis); targeted market pay positioning for each executive; individual experience; strategic importance of a position; recommendations of Eversource's Chief Executive Officer; and internal pay equity.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource's 2018 Incentive Plan. The annual incentive program provides cash compensation intended to reward performance under Eversource's annual operating plan. The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of shareholders, and retain executives during the term of grants. The annual and long-term programs are designed to strike a balance between Eversource's short- and long-term objectives so that the programs work in tandem.

In addition to the specific performance goals, the Committee assesses other factors, as well as the executives' roles and individual performance and then makes annual incentive program awards at the levels and amounts disclosed in this Item 11.

2018 ANNUAL INCENTIVE PROGRAM

In February 2018, the Committee established the terms of the 2018 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of the Named Executive Officers that ranged from 65 percent to 120 percent of base salary.

At the February 2018 meeting, the Committee determined that for 2018 it would continue to base 70 percent of the annual incentive performance goals on Eversource's overall financial performance and 30 percent of the annual performance goals on Eversource's overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from 0 percent to 200 percent of target. The Committee assigned weightings to each of these specific goals. For the financial component, the following goals were used: earnings per share, weighted at 60 percent, dividend growth, weighted at 10 percent, and advancement of strategic growth initiatives, weighted at 30 percent. For the operational component, the Committee used the following goals: combined service reliability and restoration goals, weighted at 60 percent, and combined safety ratings, gas service response, diversity promotions and hires of leadership employee positions goals and key initiatives, weighted at 40 percent.

2018 Performance Goals
At the December 2018 meeting of the Committee, management provided an initial review of Eversource's 2018 performance, followed in February 2019 by a full assessment of the performance goals, the additional accomplishments noted below under the caption "Additional Factors" and the overall performance of Eversource and the executives. In addition to these meetings, the Committee and the Eversource Board were continuously provided updates during 2018 on corporate performance. At the February 6, 2019 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 157 percent of target, reflecting the overall strong performance of Eversource and the executive team. In arriving at this determination, the Committee determined that the financial performance goals result was 151 percent of target and the operational performance goals result was 171 percent of target. In particular, the Committee discussed its assessment of the Strategic Growth Initiative goal, and in determining the assessment of 150 percent of a possible 200 percent, it considered the success of Eversource in establishing itself as a leader in clean energy through the greatly expanded Ørsted offshore wind partnership; Eversource's best in industry ranking in energy efficiency; the completed construction of 62 MW in utility scale solar; and the advancement of Eversource's battery storage and electric vehicle infrastructure initiatives. Eversource's Chief Executive Officer recommended to the Committee awards for the executives (other than himself) based on his assessment of each executive's individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive's contributions to the overall performance of Eversource. The actual awards determined by the Committee were also based on the same criteria.

Financial Performance Goals Assessment

•
Eversource Energy's earnings per share in 2018 increased by 4.5 percent over 2017 and exceeded the established goal of a 3.5 percent increase; 2018 earnings equaled $3.25 per share. Eversource accomplished this by effectively managing its Operating Plan, overcoming several challenges. The Committee determined the earnings per share goal to have attained a 150 percent performance result.

•
Eversource Energy increased its dividend to $2.02 per share, a 6.3 percent increase from the prior year, significantly above the utility industry's median dividend growth of 5.1 percent. The Committee determined this goal to have attained a 155 percent performance.

•
Eversource Energy significantly advanced its clean energy leadership through the expansion of its offshore wind energy partnership with Ørsted. Completing a project in February 2019 that commenced in 2018, the partnership purchased two projects that have contract commitments of 830 MW, along with a 257 square mile lease tract off the New England coast. Eversource also completed construction of 62 MW of large scale solar in Massachusetts, and achieved solid progress on existing grid modernization projects, including battery storage and electric vehicle infrastructure. In addition, the Committee also recognized advancements made to continue to expand solar and electric vehicle infrastructure in other jurisdictions. Eversource's appeal of the denial of the single final permit for the Northern Pass hydro power transmission project was accepted by the New Hampshire Supreme Court. The totality of these strategic accomplishments was considered by the Committee to have significantly advanced Eversource Energy's long-term strategy of being a clean energy leader. The Committee determined this goal to have attained a 150 percent performance.

Operational Performance Goals Assessment

•
Eversource Energy's total electric system reliability performance exceeded that of its peers significantly. Average months between interruptions equaled 17.2 months, near the highest end of the performance zone established by the Committee of 15.5 to 18.5 months and in the first quartile of industry peers. System average restoration duration time equaled 77.5 minutes, within the performance zone established by the Committee of 80 to 67 minutes and also exceeding peers. The Committee determined these goals to have each attained a 175 percent performance result.

•
Eversource Energy achieved the safety performance goal of between 0.5 - 0.9 DART per 1,000 employees; DART equaled 0.7 in 2018, within the established performance zone and better than peers. The Committee determined this goal to have attained a 130 percent performance result.

•
On-time response to gas customer emergency calls was 99.5 percent, which was at the high end of the performance zone of 99.2 percent to 99.6 percent. The Committee determined this goal to have attained a 150 percent performance result.

•
In 2018, 42 percent of new hires and promotions into leadership roles were women or people of color, substantially exceeding the goal of 37 percent. The Committee determined this goal to have attained a 200 percent performance result.

•
Eversource Energy successfully completed important efforts to improve the customer experience, including enhanced web/digital capabilities with a new web-based outage map and improved outage communications. Key customer metrics finished above target. Estimated Time to Restoration calls were well-managed 89 percent of the time, exceeding the goal of 85 percent, and digital customer engagement finished above target at 83.2 percent. In addition, Eversource maintained its best in industry ranking in energy efficiency program effectiveness. The Committee determined this goal to have attained a 150 percent performance result.

•
Eversource Energy achieved several constructive regulatory outcomes. These included the settlement agreement approved by the PURA for CL&P, a settlement agreement also approved by the PURA on Yankee Gas' rate review, a positive rate outcome for Aquarion Water Company of Massachusetts, and a settlement with FERC in an important docket on transparency, along with progress on the critical docket relating to return on equity for transmission assets. The Committee determined this goal to have attained a 200 percent performance result.

Financial Performance Goals

Category	2018 Goal	Eversource Performance	Assessment
Earnings Per Share	Increase earnings by 3.5 percent	Exceeded: $3.25 per share, a 4.5% increase over 2017 and exceeding goal	150%
Dividend Growth	Increase dividend beyond industry average	Exceeded: Increased to $2.02 per share, a $0.12 increase and 6.3% growth, exceeding the industry median of 5.1%	155%
Strategic Growth Initiatives	Advancement of Key Strategic Projects	Achieved: Significantly advanced Eversource's status as a clean energy leader through the major expansion of Eversource's offshore wind partnership with Ørsted; the Northern Pass project appeal was accepted by New Hampshire Supreme Court; and Eversource completed construction of 62MW of solar in Massachusetts and advanced battery storage and electric vehicle infrastructure initiatives	150%
Weightings = Earnings Per Share: 60%; Dividend Growth: 10%; Strategic Growth Initiatives: 30%

Operational Performance Goals

Category	2018 Goal	Eversource Performance	Assessment
Reliability - Average Months Between Interruptions (MBI)	Achieve MBI of within 15.5 to 18.5 months	Exceeded: MBI = 17.2 months. At upper level of targeted performance zone, exceeding industry peers	175%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 80 to 67 minutes	Exceeded: SAIDI = 77.5 minutes. Within targeted performance and significantly exceeding industry peers	175%
Safety Rate	0.5 - 0.9 days away/restricted	Achieved: 0.7 DART - Within targeted performance and exceeding industry peers	130%
Gas Service Response	99.2% - 99.6%	Achieved: 99.5%; Upper level of performance range and ahead of industry average. Exceeded all internal and regulatory pipeline safety requirements	150%
Diverse Leadership	37% hires or promotions of leadership level to be women or people of color	Exceeded: 42% - Performed well above target, with 83 of 200 leadership positions filled with diverse candidates. Recognized by industry organizations for diversity leadership	200%
Transform the Customer Experience	Successfully complete new customer outage map, increase accuracy of estimate time to restoration of 85% and achieve digital customer engagement participation at 83%	Achieved: Enhanced web/digital capabilities with new outage map and improved outage communications. Key customer metrics finished above target. Estimated Times for Restoration given to customers were well managed 89% of the time and digital customer engagement finished above target at 83.2%	150%
Positive Regulatory Outcomes	Obtain constructive rate case outcomes	Exceeded: Successfully completed constructive settlements on CL&P and Yankee Gas with PURA. Constructive rate outcome in MA for Aquarion. Reached settlement on FERC Transparency docket with 30 intervenors, and progress made on 4 open FERC ROE complaints, including dismissal of one	200%
Weightings = Reliability and Restoration: 60%; Safety, Gas Response, Diversity and Key Initiatives: 40%

Performance Goals Assessment

Financial Performance at 151% (weighted 70%)	106%
Operational Performance at 171% (weighted 30%)	51%
Overall Performance	157%

Additional Factors

The following key financial, strategic, environmental and customer-focused results were also considered significant by the Committee in making an assessment of overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•
At the request of the Massachusetts Governor, Eversource led the emergency response effort to a major natural gas incident that occurred in another company's franchise territory and received widespread recognition for leadership in the major restoration efforts that followed.

•
Eversource responded extremely well to major weather events affecting its natural gas, electric and water systems, including three back-to-back major March blizzards, May tornadoes and July heatwaves, and were awarded two industry awards for very effective storm response and recovery from EEI.

•
Eversource received awards from industry groups for performance in ERM, Sustainability, Diversity, Energy Efficiency, and Investor Relations. Eversource's ESG ratings for sustainability are top quartile by several major sustainability ratings providers.

•	Eversource maintained its standing of having the best credit rating in the industry of "A+", completing $2 billion of long term debt issuances at very competitive rates.

•	Eversource completed the sale of its remaining New Hampshire generation assets.

•
Eversource's employee engagement initiatives delivered positive results in many areas; the results of Eversource's company-wide employee engagement survey showed significantly higher overall favorability; Eversource's training programs and online employee community have helped Eversource to deliver better customer service; Eversource advanced Diversity & Inclusion through leadership commitment and active D&I councils and business resource groups; and Eversource continued to foster positive union management relationships, including reaching early contract agreements with two of the largest unions in Massachusetts and Connecticut.

Individual Executives' Performance Factors Considered by the Committee

It is the Committee's philosophy to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, strategic and diversity goals and objectives. The Committee also reviews and assesses individual executive performance. The Committee based the annual incentive payments on team performance and also on the Committee's assessment of each executive's individual performance in supporting the performance goals, additional achievements and Eversource's overall performance. With respect to Eversource's Chief Executive Officer, the Committee and all other independent Eversource Trustees assessed the performance of the Chief Executive Officer and, based on the recommendations of the Chief Executive Officer as to executives other than himself, the Committee assessed the performance of the Named Executive Officers to determine the individual incentive payments as disclosed in the Summary Compensation Table. Based on the Committee's review, which included its assessment of the performance goals, the significant other accomplishments of Eversource and the Named Executive Officers, and the overall performance of Eversource and each of the Named Executive Officers, considered in its totality by the Committee to have been excellent, the Committee approved annual incentive program payments for the Named Executive Officers at levels that ranged from 156 percent to 193 percent of target. These payments reflected the individual and team contributions of the Named Executive Officers in achieving the goals and the additional accomplishments and Eversource's overall performance.

In determining Mr. Judge's annual incentive payment of $2,430,000, which was 157 percent of target and which reflects his and Eversource's continued strong performance, the Committee and the Board considered the totality of Eversource's success in accomplishing the goals set by the Committee, the additional accomplishments of Eversource, and the superior leadership of Mr. Judge in every part of the business, significantly advancing Eversource towards its goal of being recognized as the best energy company in the country by 2020.

2018 Annual Incentive Program Awards
Named Executive Officer	Award
James J. Judge	$2,430,000
Philip J. Lembo	765,000
Werner J. Schweiger	815,000
Gregory B. Butler	645,000
Joseph R. Nolan, Jr.	720,000

Long-Term Incentive Program

General

Eversource's long-term incentive program is intended to focus on Eversource's longer-term strategic goals and to help retain its executives. A new three-year program commences every year. For the three programs described below, each executive's target long-term incentive opportunity consisted of 50 percent Performance Shares and 50 percent RSUs. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued Eversource and share price growth to further align the interests of Eversource's executives with the interests of Eversource's shareholders.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning management compensation with performance. Performance Shares are granted as a target number of Eversource common shares. The number of Performance Shares is determined by dividing the target grant value in dollars by the average daily closing prices of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the performance period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares will be deemed to be invested in additional Performance Shares, which remain at risk and do not vest until actual performance for the period is determined.

Performance Shares under the 2017 - 2019 and 2018 - 2020 Programs

For the 2018 - 2020 Program, the Committee determined it would continue to measure performance using: (i) average diluted earnings per share growth ("EPSG"); and (ii) relative total shareholder return ("TSR") measured against the performance of companies that comprise the EEI Index. As in 2017 and 2016, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with EPS growth serving as a key input to shareholder value and TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. The target number of shares under the 2018 - 2020 Program ranged from 35 percent to 233 percent of base salary. For the 2018 - 2020 Program, EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile. The TSR target is 100 percent, which the Committee determined is challenging but achievable. As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource's share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent Members of the Eversource Board determined the Performance Share grants for Eversource's Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the Performance Share grants for each of the other executive officers, including the other Named Executive Officers.

For the 2017 - 2019 Program, the Committee used the same performance measures of EPSG and TSR and the same criteria used in the 2018 - 2020 Program described above.

The performance matrix set forth below describes how the Performance Share payout will be determined under the 2017 - 2019 and 2018 - 2020 Long-Term Incentive Programs and how the Performance Share payout was determined under the 2016 - 2018 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

2016 - 2018, 2017 - 2019 and 2018 - 2020 Long-Term Incentive Programs Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target

Named Executive Officer	2017 - 2019 Performance Share Grant	2018 - 2020 Performance Share Grant
James J. Judge	48,259	48,912
Philip J. Lembo	11,520	10,682
Werner J. Schweiger	11,703	10,845
Gregory B. Butler	9,052	8,410
Joseph R. Nolan, Jr.	7,920	7,737

Results of the 2016 - 2018 Performance Share Program

The 2016 - 2018 Program, which used the same criteria used in the 2018 - 2020 Program described above, was completed on December 31, 2018. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.0 percent and a three-year total shareholder return at the 34th percentile, which when interpolated in accordance with the criteria established by the Committee in 2016 resulted in vesting performance share units at 94 percent of target. At its February 6, 2019 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2016 – 2018 Long-Term Incentive Program Performance Share Awards
Named Executive Officer	Performance Share Award
James J. Judge	13,206
Philip J. Lembo *	2,029
Werner J. Schweiger	12,987
Gregory B. Butler	8,571
Joseph R. Nolan, Jr.	4,954
*    Reflects award in 2016 to Mr. Lembo made prior to his election as Chief Financial Officer.

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

The Committee determined RSU grants for each executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. In 2018, the percentage used for each executive officer was based on the executive officer's position in Eversource and ranged from 35 percent to 233 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for Eversource's Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including the other Named Executive Officers.

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

	RSUs Granted
Named Executive Officer	2016		2017	2018
James J. Judge	12,004		48,259	48,912
Philip J. Lembo	1,844	*	11,520	10,682
Werner J. Schweiger	11,805		11,703	10,845
Gregory B. Butler	7,791		9,052	8,410
Joseph R. Nolan, Jr.	4,503		7,920	7,737
*    Reflects grant to Mr. Lembo made prior to his election as Chief Financial Officer.

Clawbacks

If Eversource's earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, or if a plan participant engages in a willful material violation of Eversource's Code of Business Conduct or material corporate policy, or the breach of a material covenant in an employment agreement, as determined by the Eversource Board of Trustees, the participant will be required by the Eversource 2018 Incentive Plan to reimburse Eversource for incentive compensation awards received by them just for that year.

No Hedging and No Pledging Policy

Eversource has adopted a policy prohibiting the purchase of financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource common shares by Eversource's Trustees and executives. This policy also prohibits all pledging, forward sale contracts, zero cost collars, short sales, the holding of any Company common shares in a margin account, or otherwise pledging Eversource common shares. This policy will be reviewed and amended as appropriate to comply with the SEC's new rules governing disclosure of hedging policies affecting all employees.

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

Officers and Eversource Trustees may only transact in Eversource common shares during approved trading windows and subject to continuing compliance with these share ownership guidelines.

Executive Officer	Base Salary Multiple
Chief Executive Officer	6
Executive Vice Presidents	3
Operating Company Presidents / Senior Vice Presidents	2
Vice Presidents	1 – 1.5

Eversource requires that its officers attain these ownership levels within five years. All Eversource officers, including Eversource's Named Executive Officers, have satisfied the share ownership guidelines or are expected to satisfy them within the applicable timeframe. Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the guideline requirements to hold 100 percent of the net shares. Unvested performance shares do not count toward the ownership guidelines. In addition to the share ownership guidelines noted above, all officers must hold all the shares awarded under Eversource's incentive compensation plan until the share ownership guidelines have been met.

Other Benefits

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintain a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. Judge, Lembo, Schweiger and Nolan, and approximately 50 percent of such compensation for Mr. Butler. The supplemental program has been discontinued for newly-elected officers.

As set forth in this CD&A, Mr. Judge and Mr. Lembo were elected to the positions of President and Chief Executive Officer of Eversource and Executive Vice President and Chief Financial Officer of Eversource, respectively, in 2016, such that 2017 was the first year that each served in his new position. Each had a resulting substantial increase in the actuarial, formula-based present values of their pension benefit due to the increase in their base pay and annual bonus. These increases are disclosed in the Change in Pension Value and Non-Qualified Deferred Earnings column of the Summary Compensation Table. These accounting-based increases for Mr. Judge and Mr. Lembo, while representing a substantial portion of their 2017 and 2018 total compensation disclosed in the SEC Total column of the Summary Compensation Table, resulted in no actual 2017 or 2018 W-2 earnings for either of them.

For certain participants, the benefits payable under the Supplemental Non-Qualified Pension Program differ from those described above. The program benefit payable to Mr. Schweiger is fully vested and is further reduced by benefits he is entitled to receive under previous employers' retirement plans.

Also see the narrative accompanying the "Pension Benefits" table and accompanying notes for more detail on the above program.

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first 8 percent of eligible base salary, up to a maximum of $11,000 per year for Messrs. Judge, Lembo, Schweiger and Nolan. For Mr. Butler, the program provides a match of 100 percent of the first 3 percent of eligible base salary, up to a maximum of $8,250 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2018, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning benefits, vehicle leasing and access to tickets to sporting events. The current level of perquisites does not factor into decisions on total compensation.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code precludes a public corporation from taking an income tax deduction in any one year for compensation in excess of $1 million payable to its Named Executive Officers (excluding the Chief Financial Officer) who are employed on the last day of the fiscal year, unless certain specific performance goals are satisfied. Until January 1, 2018, there was an exception to the $1 million limitation for performance-based compensation meeting certain requirements. This exception was repealed, effective for taxable years beginning after December 31, 2017, and the limitation on deductibility generally was expanded to include all Named Executive Officers. As a result, compensation paid to the Named Executive Officers in excess of $1 million per officer will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of and not modified after November 2, 2017.

The Committee believes that the availability of a tax deduction for forms of compensation should be one of many factors taken into consideration of providing market-based compensation to attract and retain highly qualified executives. The Committee believes it is in Eversource's best interests to retain discretion to make compensation awards, whether or not deductible.

Eversource has adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. In general, Eversource and the Committee do not consider accounting considerations in structuring compensation arrangements.

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of the Compensation Committee (subject to further approval by all of the independent members of Eversource's Board of Trustees of Eversource's Chief Executive Officer's award) when the Committee also determines base salary, annual and long-term incentive compensation targets and annual incentive awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P's principal executive officer (Mr. Judge), principal financial officer (Mr. Lembo) and the three other most highly compensated executive officers in 2018, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on behalf of the Named Executive Officers for the fiscal year ended December 31, 2018 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan (2)	Change in Pension Value and Non- Qualified Deferred Earnings (3)	All Other Compen- sation (4)	SEC Total	Adjusted SEC Total (5)
James J. Judge	2018	$1,277,078	$5,632,217	$2,430,000	$5,560,877	$25,209	$14,925,381	$9,364,504
Chairman, President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2017	1,230,694	5,504,904	2,285,000	6,869,854	25,009	15,915,461	9,045,607
	2016	959,690	1,382,021	2,200,000	1,616,742	24,809	6,183,262	4,566,520
Philip J. Lembo	2018	648,271	1,230,032	765,000	1,535,216	21,685	4,200,204	2,664,988
Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2017	613,847	1,314,086	700,000	1,246,325	21,485	3,895,743	2,649,418
	2016	439,208	212,300	600,000	543,133	21,285	1,815,926	1,272,793
Werner J. Schweiger	2018	658,271	1,248,802	815,000	538,978	53,896	3,314,947	2,775,969
Executive Vice President and Chief Operating Officer of Eversource Energy and CL&P	2017	634,078	1,334,961	775,000	1,225,581	21,418	3,991,038	2,765,457
	2016	592,108	1,359,110	700,000	1,156,328	21,135	3,828,681	2,672,353
Gregory B. Butler	2018	618,271	968,412	645,000	634,394	15,143	2,881,220	2,246,826
Executive Vice President and General Counsel of Eversource Energy and CL&P	2017	597,886	1,032,562	625,000	1,670,745	15,361	3,941,554	2,270,809
	2016	514,494	896,978	575,000	539,638	12,886	2,538,996	1,999,358
Joseph R. Nolan, Jr.	2018	561,540	890,916	720,000	1,193,350	56,084	3,421,890	2,228,540
Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service	2017	515,578	903,434	680,000	1,486,025	16,076	3,601,113	2,115,088
	2016	419,364	518,430	550,000	826,729	15,876	2,330,399	1,503,670

(1)	Reflects the aggregate grant date fair value of restricted share units (RSUs) and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

RSUs were granted to each Named Executive Officer as long-term compensation, which vest in equal annual installments over three years.

RSUs were granted to each Named Executive Officer in 2018 as long-term compensation, which vest in equal annual installments over three years. In 2018, each of the Named Executive Officers was also granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2020. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Judge: $4,309,636; Mr. Lembo: $941,191; Mr. Schweiger: $955,553; Mr. Butler: $741,005; and Mr. Nolan: $681,707.

Holders of RSUs and performance shares are eligible to receive dividend equivalent units on outstanding awards to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares that are issued upon vesting of the underlying RSUs and performance shares.

Mr. Judge was elected President and Chief Executive Officer of Eversource Energy on April 6, 2016, upon the retirement of Thomas J. May. Mr. Judge had previously served as Executive Vice President and Chief Financial Officer of Eversource Energy until his election as President and Chief Executive Officer. Mr. Lembo was elected Executive Vice President and Chief Financial Officer of Eversource Energy on May 4, 2016, having previously served as Vice President and Treasurer. Thus, 2017 was the first year during which the Committee made long term incentive program stock awards to Mr. Judge and Mr. Lembo in their then-new positions of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively.

(2)
Includes payments to the Named Executive Officers under the 2018 Annual Incentive Program: Mr. Judge: $2,430,000; Mr. Lembo: $765,000; Mr. Schweiger: $815,000; Mr. Butler: $645,000 and Mr. Nolan: $720,000.

(3)
Includes the actuarial increase in the present value from December 31, 2017 to December 31, 2018 of the Named Executive Officers’ accumulated benefits under all defined benefit pension programs and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2018, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares. Mr. Judge and Mr. Lembo were elected to the positions of President and Chief Executive Officer of Eversource Energy and Executive Vice President and Chief Financial Officer of Eversource Energy, respectively, in 2016, such that 2017 was the first year that each served in his new position. Each had a resulting substantial increase in the actuarial, formula-based present value of his pension benefit due to the increase in his base pay and annual bonus and the effect of interest rates. These accounting-based increases, while representing for Mr. Judge and Mr. Lembo a substantial portion of their 2017 and 2018 total compensation disclosed in the SEC Total above, resulted in no actual 2017 W-2 earnings for either of them.

(4)
Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $11,000 for each of Messrs. Judge, Lembo, Schweiger and Nolan, and $8,250 for Mr. Butler. For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $9,209 paid by Eversource for a company-leased vehicle. For Mr. Lembo, the value shown includes financial planning services valued at $5,000 and $5,685 paid by Eversource for a company-leased vehicle. For Mr. Schweiger, the value shown includes financial planning services valued at $5,000 and $5,646 paid by Eversource for a company-leased vehicle. For Mr. Nolan, the value shown includes $5,276 paid by Eversource for a company-leased vehicle. For Messrs. Schweiger and Nolan, the value includes additional compensation of $32,250 and 39,808, respectively, for their efforts in leading the initial response, as directed by the Massachusetts Department of Public Utilities, to a very substantial series of natural gas explosions that occurred in September 2018 in a non-Eversource natural gas company’s service territory. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

(5)
The amounts in the Adjusted SEC Total column reflect an adjustment to the total compensation reported in the column marked SEC Total. The Adjusted SEC Total subtracts the actuarial change in pension value disclosed in the column titled “Change in Pension Value and Non-Qualified Deferred Earnings” as further described in footnote 3 above in order to reflect compensation earned during the year by the executive without consideration of pension benefit impacts. The amounts in this column differ substantially from, and are not a substitute for, the amounts noted in the SEC Total.

GRANTS OF PLAN-BASED AWARDS DURING 2018

The Grants of Plan-Based Awards Table provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2018. The table also discloses the underlying equity awards and the grant date for equity-based awards. Eversource has not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
James J. Judge
Annual Incentive (4)	02/07/18	$742,000	$1,484,000	$2,968,000	$—	—	—	—	$—
Long-Term Incentive (5)	02/07/18	—	—	—	—	48,912	97,824	48,912	5,632,217
Philip J. Lembo
Annual Incentive (4)	02/07/18	245,500	491,000	982,000	—	—	—	—	—
Long-Term Incentive (5)	02/07/18	—	—	—	—	10,682	21,364	10,682	1,230,032
Werner J. Schweiger
Annual Incentive (4)	02/07/18	249,500	499,000	998,000	—	—	—	—	—
Long-Term Incentive (5)	02/07/18	—	—	—	—	10,845	21,690	10,845	1,248,802
Gregory B. Butler
Annual Incentive (4)	02/07/18	203,000	406,000	812,000	—	—	—	—	—
Long-Term Incentive (5)	02/07/18	—	—	—	—	8,410	16,820	8,410	968,412
Joseph R. Nolan, Jr.
Annual Incentive (4)	02/07/18	187,000	374,000	748,000	—	—	—	—	—
Long-Term Incentive (5)	02/07/18	—	—	—	—	7,737	15,474	7,737	890,916

(1)
Reflects the number of performance shares granted to each of the Named Executive Officers on February 7, 2018 under the 2018 - 2020 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2020. At the end of the Performance Period, Eversource common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the number of common shares underlying the performance shares that are actually awarded. The Annual Incentive Program did not include an equity component.

(2)
Reflects the number of RSUs granted to each of the Named Executive Officers on February 7, 2018 under the 2018 - 2020 Long-Term Incentive Program. RSUs vest in equal installments on February 7, 2019, 2020 and 2021. Common shares will be distributed with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares actually distributed in respect of the underlying RSUs.

(3)
Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 7, 2018 under the 2018 - 2020 Long-Term Incentive Program.

(4)
The threshold payment under the Annual Incentive Program is 50 percent of target. The actual payments in 2019 for performance in 2018 are set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

(5)	Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2018 - 2020 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2018

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2018 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
James J. Judge	89,263	$5,805,692	115,219	$7,493,837
Philip J. Lembo	19,907	1,294,719	25,353	1,648,967
Werner J. Schweiger	23,857	1,551,685	36,675	2,385,329
Gregory B. Butler	17,985	1,169,714	26,915	1,750,582
Joseph R. Nolan, Jr.	15,278	993,692	21,396	1,391,576

(1)	Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)
A total of 75,187 unvested RSUs will vest on February 7, 2019 (Mr. Judge: 38,407; Mr. Lembo: 8,451; Mr. Schweiger: 12,225; Mr. Butler: 8,972 and Mr. Nolan: 7,132). A total of 61,271 unvested RSUs will vest on February 7, 2020 (Mr. Judge: 34,004; Mr. Lembo: 7,775, Mr. Schweiger: 7,896; Mr. Butler: 6,115; and Mr. Nolan: 5,481). A total of 29,831 unvested RSUs will vest on February 8, 2021 (Mr. Judge: 16,852; Mr. Lembo: 3,680; Mr. Schweiger: 3,736; Mr. Butler: 2,897; and Mr. Nolan: 2,666).

(3)	The market value of RSUs is determined by multiplying the number of RSUs by $65.04, the closing price per common share on December 31, 2018, the last trading day of the year.

(4)	Reflects the target payout level for performance shares granted under the 2016 - 2018 Program, the 2017 - 2019 Program and the 2018 - 2020 Program.

The performance period for the 2016 - 2018 Program ended on December 31, 2018. Awards under that program are set forth in the CD&A under the “Results of the 2016 - 2018 Performance Share Program.”

The performance share award for 2017 - 2019 Program and the 2018 - 2020 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under “Performance Shares” in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2017 - 2019 Program, a total of 94,319 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2019, assuming achievement of these conditions at a target level of performance: Mr. Judge: 51,459; Mr. Lembo: 12,284; Mr. Schweiger: 12,479, Mr. Butler: 9,652 and Mr. Nolan: 8,445. Under the 2018 - 2020 Program, a total of 89,494 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2020. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Judge: 50,555; Mr. Lembo: 11,041; Mr. Schweiger: 11,209, Mr. Butler: 8,692; and Mr. Nolan: 7,997.

(5)
The market value is determined by multiplying the number of performance shares in the adjacent column by $65.04, the closing price of Eversource Energy common shares on December 31, 2018, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2018

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2018. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2018.

	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting (2)
Name
James J. Judge	35,886	$2,073,063
Philip J. Lembo	7,225	417,186
Werner J. Schweiger	23,091	1,336,258
Gregory B. Butler	16,460	952,517
Joseph R. Nolan, Jr.	10,151	587,111

(1)	Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestments, as follows:

Name	2015 Program	2016 Program	2017 Program	2018 Program
James J. Judge	15,033	4,258	16,595	—
Philip J. Lembo	2,608	655	3,962	—
Werner J. Schweiger	14,879	4,188	4,024	—
Gregory B. Butler	10,584	2,764	3,112	—
Joseph R. Nolan, Jr.	5,829	1,598	2,724	—

In all cases, the distribution of common shares is reduced by that number of shares valued in an amount sufficient to satisfy tax withholding obligations.

(2)
Values realized on vesting of RSUs granted under the 2015 - 2017, 2016 - 2018 and 2017 - 2019 Programs were based on $57.58 per share, the closing price of Eversource Energy common shares on February 14, 2018. Values realized on vesting of performance shares granted under the 2015 - 2017 Program were based on $58.17 per share, the closing price of Eversource Energy common shares on February 20, 2018.

PENSION BENEFITS IN 2018

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension program, the supplemental pension program, and any additional benefits available under contractual agreements. See the narrative above in the CD&A under the caption "Other - Retirement Benefits" and "Contractual Agreements" for more detail on benefits under these plans and agreements.

The values shown in the Pension Benefits Table for Messrs. Judge, Lembo, Schweiger and Nolan were calculated as of December 31, 2018, based on benefit payments in the form of a lump sum. For Mr. Butler, a payment of benefits was assumed in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments commencing at the earliest possible ages for retirement with unreduced benefits: Mr. Judge: age 60; Mr. Lembo: age 62; Mr. Schweiger: age 55; Mr. Butler: age 62; and Mr. Nolan: age 62.

In addition, benefits were determined under the qualified pension program using tax code limits in effect on December 31, 2018. For Messrs. Judge, Lembo, Schweiger and Nolan, the values shown reflect actual 2018 salary and annual incentives earned in 2017 but paid in 2018 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2018 salary and annual incentives earned in 2018 but paid in 2019 (per applicable supplemental program rules).

We determined the present value of benefits at retirement age using the discount rate within a range of 4.22 percent to 4.37 percent under ASC 715-30 pension accounting for the 2018 fiscal year end measurement as of December 31, 2018. This present value assumes no pre-retirement mortality, turnover or disability. However, for postretirement period beginning at retirement age, the 2018 IRS lump sum mortality table was used for Mr. Judge, Mr. Lembo, Mr. Schweiger and Mr. Nolan.  The RP2014 Employee Table Projected Generationally with Scale MP2018 was used for Mr. Butler. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2018 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Pension Benefits

		Number of Years Credited Service (#)	Present Value of Accumulated Benefit	During Last Fiscal Year
Name	Plan Name
James J. Judge	Retirement Plan	41.33	$2,714,417	$—
	Supplemental Plan	21.00	9,738,848	—
	Supplemental Plan	41.33	12,150,475	—
Philip J. Lembo	Retirement Plan	9.75	1,263,600	—
	Supplemental Plan	9.75	3,962,402	—
Werner J. Schweiger	Retirement Plan	16.83	547,641	—
	Supplemental Plan	16.83	2,209,494	—
	Supplemental Plan	16.00	6,267,490	—
Gregory B. Butler	Retirement Plan	22.00	1,135,545	—
	Supplemental Plan	22.00	4,239,418	—
	Target	22.00	3,335,777	—
Joseph R. Nolan, Jr.	Retirement Plan	19.33	896,939	—
	Supplemental Plan	19.33	2,696,355	—
	Supplemental Plan	19.00	3,092,797	—

NONQUALIFIED DEFERRED COMPENSATION IN 2018

The following table reports amounts contributed in 2018, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2018, under Eversource's deferred compensation program, along with aggregate balances on contributions. Named Executive Officers who participate in this program are provided with a variety of investment opportunities, which the individual can modify and reallocate under the program terms. See the narrative above in the CD&A under the caption “Elements of 2018 Compensation - Other - Deferred Compensation” for more detail on the non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
James J. Judge	$—	$—	$350,351	$—	$6,043,699
Philip J. Lembo	—	—	(61,055)	—	1,309,411
Werner J. Schweiger	—	—	(1,036,872)	701,236	16,191,292
Gregory B. Butler	—	—	586	—	21,193
Joseph R. Nolan, Jr.	—	—	166,121	—	5,016,295

(1)
Includes the total market value of deferred compensation program balances at December 31, 2018, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $65.04, the closing price of Eversource common shares on December 31, 2018, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2018, the last business day of the fiscal year.

Generally, a "change in control" means a change in ownership or control effected through (i) the acquisition of 30 percent or more of the combined voting power of common shares or other voting securities (20 percent for Mr. Butler, excluding certain defined transactions); (ii) the acquisition of more than 50 percent of Eversource common shares, excluding certain defined transactions (for Messrs. Judge, Lembo, Schweiger and Nolan); (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees; (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions); and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

In the event of a change in control, the Named Executive Officers are generally entitled to receive compensation and benefits following either involuntary termination of employment without “cause” or voluntary termination of employment for “good reason” within the applicable period (generally two years following a change in control). The Committee believes that termination for good reason is conceptually the same as termination “without cause” and, in the absence of this provision, potential acquirers would have an incentive to constructively terminate executives to avoid paying severance. Termination for “cause” generally means termination due to a felony or certain other convictions; fraud, embezzlement, or theft in the course of employment; intentional, wrongful damage to Eversource property; gross misconduct or gross negligence in the course of employment or gross neglect of duties harmful to Eversource; or a material breach of obligations under the agreement. “Good reason” for termination generally exists after assignment of duties inconsistent with executive’s position, a material reduction in compensation or benefits, a transfer more than 50 miles from the executive’s pre-change in control principal business location (or for Messrs. Judge, Lembo, Schweiger and Nolan, an involuntary transfer outside the Greater Boston Metropolitan Area), or requiring business travel to a substantially greater extent than required prior to the change in control.

The summaries above do not purport to be complete and are qualified in their entirety by the actual terms and provisions of the agreements and plans, copies of which have been filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned “Pension Benefits in 2018” for information about the pension program, supplemental program and other benefits, and the section captioned "Nonqualified Deferred Compensation in 2018."

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
James J. Judge	Annual Incentives (1)	$—	$—	$—	$1,486,000
	Performance Shares (2)	4,186,357	4,186,357	4,186,357	7,493,837
	RSUs (3)	2,298,133	2,298,133	2,298,133	5,805,692
	Special Retirement Benefit (4)	—	—	—	7,049,367
	Health and Welfare Benefits (5)	—	—	—	98,441
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	8,044,238
	Separation Payment for Liquidated Damages (8)	—	—	—	10,770,000
	Total	$6,484,490	$6,484,490	$6,484,490	$40,762,576
Philip J. Lembo	Annual Incentives (1)	$—	$—	$—	$491,000
	Performance Shares (2)	904,197	904,197	904,197	1,648,967
	RSUs (3)	505,664	505,664	505,664	1,294,719
	Special Retirement Benefit (4)	—	—	—	1,779,646
	Health and Welfare Benefits (5)	—	—	—	42,998
	Perquisites (6)	—	—	—	10,000
	Separation Payment for Liquidated Damages (8)	—	—	—	2,710,000
	Total	$1,409,861	$1,409,861	$1,409,861	$7,977,330
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$499,000
	Performance Shares (2)	1,629,030	1,629,030	1,629,030	2,385,329
	RSUs (3)	731,501	731,501	731,501	1,551,685
	Special Retirement Benefit (4)	—	—	—	3,009,271
	Health and Welfare Benefits (5)	—	—	—	87,807
	Perquisites (6)	—	—	—	15,000
	Separation Payment for Liquidated Damages (8)	—	—	—	4,320,000
	Total	$2,360,531	$2,360,531	$2,360,531	$11,868,092
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$406,000
	Performance Shares (2)	1,164,627	1,164,627	1,164,627	1,750,582
	RSUs (3)	536,803	536,803	536,803	1,169,714
	Special Retirement Benefit (4)	¯	4,861,592	¯	5,283,938
	Health and Welfare Benefits (5)	¯	23,500	¯	35,251
	Perquisites (6)	¯	10,000	¯	15,000
	Excise Tax and Gross-Ups (7)	¯	1,034,102	¯	2,223,174
	Separation Payment for Liquidated Damages (8)	¯	1,031,250	¯	2,062,500
	Separation Payment for Non-Compete Agreement (9)	¯	1,031,250	¯	1,031,250
	Total	$1,701,430	$9,693,124	$1,701,430	$13,977,409
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$374,000
	Performance Shares (2)	861,840	861,840	861,840	1,391,576
	RSUs (3)	426,750	426,750	426,750	993,692
	Special Retirement Benefit (4)	—	—	—	3,787,811
	Health and Welfare Benefits (5)	—	—	—	86,223
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	2,444,743
	Separation Payment for Liquidated Damages (8)	—	—	—	3,765,000
	Total	$1,288,590	$1,288,590	$1,288,590	$12,858,045

(1)	For Termination Following a Change in Control: Represents target 2018 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)
For Voluntary Termination and Termination Not For Cause and Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2016 - 2018 Long-Term Incentive Program, 67 percent of the performance share awards under the 2017 - 2019 Long-Term Incentive Program and 33 percent of the performance share awards under the 2018 - 2020 Long-Term Incentive Program. For all of the Named Executive Officers, the values were calculated by multiplying the number of RSUs by $65.04, the closing price of Eversource common shares on December 31, 2018, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three Programs noted in the previous two sentences.

(3)
For Voluntary Termination and Termination Not For Cause and Termination Upon Death or Disability: Represents values of RSUs granted under long-term incentive programs that, at year-end 2018, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. For all, the values were calculated by multiplying the number of RSUs by $65.04, the closing price of Eversource common shares on December 31, 2018, the last trading day of the year. For Termination Following a Change in Control: Represents values of all RSUs granted under long-term incentive programs that, at year-end 2018, were unvested under applicable vesting schedules, all of which vest in full.

(4)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler actuarial present values at year-end 2018 of amounts payable (two years of service) solely under an employment agreement upon termination, which are in addition to amounts due under the pension plan. For Termination Following a Change in Control: represents actuarial present values at year-end 2018 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Judge, Schweiger, Butler and Nolan, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Judge, Lembo and Schweiger. Pension amounts shown in the table are present values at year-end 2018 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler the value of two years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: represents estimated cost to Eversource at year-end 2018 (estimated by consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Judge, Schweiger and Nolan represent the value of three years (two years for Mr. Lembo) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

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

(8)
For Involuntary Termination, Not for Cause: Represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control: Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Judge, Schweiger and Nolan, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. Lembo and Butler). These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

(9)
For Involuntary Termination, Not For Cause and Termination Following a Change in Control: Represents payments made under an agreement with Mr. Butler as consideration for agreement not to compete with Eversource following termination of employment, equal to the sum of base salary plus relevant annual incentive award. These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

PAY RATIO

Eversource's CEO to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. Eversource identified the median employee by reviewing the 2018 total cash compensation of all full-time employees, excluding Eversource's CEO, who were employed by Eversource and its subsidiaries on December 31, 2018. In Eversource's assessment of median employee compensation, pay was annualized for those employees who commenced work during 2018. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed by Eversource at the end of 2018 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, Eversource calculated the annual total compensation for such employee using the same methodology it uses for its named executive officers as set forth in the 2018 Summary Compensation Table.

Mr. Judge had 2018 annual total compensation of $14,925,381, as reflected in the Summary Compensation Table. Eversource's median employee’s annual total compensation for 2018 was $129,401. Eversource's 2018 CEO to median employee pay ratio is 115 to 1.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2019.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 22, 2019, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
James J. Judge, Chairman of CL&P	300,849		*
Philip J. Lembo, Executive Vice President and Chief Financial Officer, Director of CL&P	48,697	(4)	*
Werner J. Schweiger, Chief Executive Officer, Director of CL&P	242,942		*
Gregory B. Butler, Executive Vice President and General Counsel, Director of CL&P	96,569		*
Joseph R. Nolan, Jr., Executive Vice President-Customer and Corporate Relations of Eversource Service	92,197		*
All directors and executive officers as a group (7 persons)	840,596	(5)	*

*	Less than 1% of Eversource Energy common shares outstanding.

1.	The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.
Also includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Judge: 187,891 shares; Mr. Lembo: 25,580 shares; Mr. Schweiger: 157,829 shares; Mr. Butler: 17,574 shares; and Mr. Nolan: 73,377 shares.

3.
Includes Eversource Energy common shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power (Mr. Judge: 26,415 shares; Mr. Lembo: 3,055 shares; Mr. Schweiger: 500 shares; Mr. Butler: 6,062 shares; and Mr. Nolan: 18,819 shares).

4.	Includes 524 common shares held by Mr. Lembo in a custodial account over which Mr. Lembo has sole voting and investment power.

5.	Includes 485,144 unissued Eversource Energy common shares (see Note 2) and 59,326 common shares held as units in the 401(k) Plan (see Note 3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2018, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,281,929	$—	3,720,650
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,281,929	$—	3,720,650

(1)	Includes 782,365 common shares for distribution in respect of restricted share units, and 499,564 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(2)	The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)	Securities set forth in this table are authorized for issuance under compensation plans that have been approved by shareholders of Eversource Energy or the former shareholders of NSTAR.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2019.

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

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2019.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2018 and 2017 totaled $5,076,922 and $4,533,922, respectively. In addition, affiliates of Deloitte & Touche LLP, as noted below, provide other accounting services to the Company.  Fees consisted of the following:

1.    Audit Fees

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP for audit services rendered for the years ended December 31, 2018 and 2017 totaled $4,464,500 and $4,243,000, respectively.  The audit fees were incurred for audits of consolidated financial statements of Eversource Energy and its subsidiaries, reviews of financial statements included in the Combined Quarterly Reports on Form 10-Q of Eversource Energy and its subsidiaries and other costs.  The fees also included audits of internal controls over financial reporting as of December 31, 2018 and 2017.

2.    Audit-Related Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for audit-related services rendered for the years ended December 31, 2018 and 2017 totaled $597,500 and $283,000, respectively.  The audit-related fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, and consents and other costs related to registration statements and financings.

3.    Tax Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for tax services rendered for the year ended December 31, 2018 totaled $7,500. The tax service fees were incurred for procedures performed in the ordinary course of business in support of certain employee benefit plan federal filings. There were no tax fees for the year ended December 31, 2017.

4.    All Other Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for services, other than the services described above, for the years ended December 31, 2018 and 2017 totaled $57,422 and $7,922, respectively.  These fees were for the review of benefit payment calculations and a license for access to an accounting standards research tool.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2018, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2018 and 2017	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2018, 2017 and 2016	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2018, 2017 and 2016	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(Thousands of Dollars)

	2018	2017
ASSETS
Current Assets:
Cash	$591	$521
Accounts Receivable from Subsidiaries	32,175	3,397
Dividend Receivable from Subsidiary	—	150,000
Notes Receivable from Subsidiaries	991,400	844,500
Prepayments and Other Current Assets	26,861	18,568
Total Current Assets	1,051,027	1,016,986

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	12,009,659	10,945,986
Notes Receivable from Subsidiaries	323,500	312,190
Accumulated Deferred Income Taxes	40,454	47,940
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	73,669	58,313
Total Deferred Debits and Other Assets	15,679,093	14,596,240

Total Assets	$16,730,120	$15,613,226

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$631,500	$778,087
Long-Term Debt - Current Portion	378,883	32,114
Accounts Payable	286	292
Accounts Payable to Subsidiaries	8,432	18,242
Other Current Liabilities	57,591	56,601
Total Current Liabilities	1,076,692	885,336

Deferred Credits and Other Liabilities	134,614	118,176

Long-Term Debt	4,031,997	3,523,472

Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid in	6,241,222	6,239,940
Retained Earnings	3,953,974	3,561,084
Accumulated Other Comprehensive Loss	(60,000)	(66,403)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,486,817	11,086,242

Total Liabilities and Capitalization	$16,730,120	$15,613,226

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 12, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(Thousands of Dollars, Except Share Information)

	2018	2017	2016

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	(6,552)	(32,189)	(39,453)
Operating Income	6,552	32,189	39,453
Interest Expense	123,638	80,700	59,420

Other Income, Net:
Equity in Earnings of Subsidiaries	1,049,748	993,063	922,321
Other, Net	47,581	23,339	4,267
Other Income, Net	1,097,329	1,016,402	926,588
Income Before Income Tax Benefit	980,243	967,891	906,621
Income Tax Benefit	(52,757)	(20,105)	(35,681)
Net Income	$1,033,000	$987,996	$942,302

Basic Earnings per Common Share	$3.25	$3.11	$2.97

Diluted Earnings per Common Share	$3.25	$3.11	$2.96

Weighted Average Common Shares Outstanding:
Basic	317,370,369	317,411,097	317,650,180
Diluted	317,993,934	318,031,580	318,454,239

STATEMENTS OF COMPREHENSIVE INCOME

	2018	2017	2016

Net Income	$1,033,000	$987,996	$942,302
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	1,756	1,974	2,137
Changes in Unrealized (Losses)/Gains on Marketable Securities	(547)	(350)	2,294
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	5,194	(2,745)	(2,869)
Other Comprehensive Income/(Loss), Net of Tax	6,403	(1,121)	1,562
Comprehensive Income	$1,039,403	$986,875	$943,864

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 12, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(Thousands of Dollars)

	2018	2017	2016
Operating Activities:
Net Income	$1,033,000	$987,996	$942,302
Adjustments to Reconcile Net Income to Net Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(1,049,748)	(993,063)	(922,321)
Cash Dividends Received from Subsidiaries	569,500	753,300	724,877
Deferred Income Taxes	20,032	37,867	19,008
Other	(31,093)	(36,052)	(27,963)
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(28,716)	29,405	(9,173)
Taxes Receivable/Accrued, Net	(20,207)	1,555	8,050
Accounts Payable, Including Affiliate Payables	(9,817)	9,763	(6,908)
Other Current Assets and Liabilities, Net	2,553	7,536	(7,433)
Net Cash Flows Provided by Operating Activities	485,504	798,307	720,439

Investing Activities:
Capital Contributions to Subsidiaries	(955,700)	(1,156,731)	(589,500)
Return of Capital from Subsidiary	530,000	—	—
(Increase)/Decrease in Notes Receivable from Subsidiaries	(158,210)	(192,100)	14,510
Other Investing Activities	(1,149)	1,484	—
Net Cash Flows Used in Investing Activities	(585,059)	(1,347,347)	(574,990)

Financing Activities:
Cash Dividends on Common Shares	(640,110)	(602,083)	(564,486)
Issuance of Long-Term Debt	1,550,000	1,200,000	500,000
Retirements of Long-Term Debt	(450,000)	—	—
Decrease in Notes Payable	(347,810)	(42,690)	(76,453)
Other Financing Activities	(12,455)	(5,759)	(4,484)
Net Cash Flows Provided by/(Used in) Financing Activities	99,625	549,468	(145,423)
Net Increase in Cash	70	428	26
Cash - Beginning of Year	521	93	67
Cash - End of Year	$591	$521	$93

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$118,533	$73,868	$58,018
Income Taxes	$(30,239)	$(59,526)	$(65,531)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 12, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance as	to Costs	Other	Deductions -	Balance
	of Beginning	and	Accounts -	Describe	as of
Description:	of Year	Expenses	Describe (a)	(b)	End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2018	$195,708	$61,337	$48,671	$92,993	$212,723
2017	200,630	44,665	47,630	97,217	195,708
2016	190,680	69,466	45,452	104,968	200,630
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2018	$78,872	$15,831	$29,524	$36,193	$88,034
2017	86,391	5,312	25,533	38,364	78,872
2016	79,479	17,572	28,801	39,461	86,391
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2018	$69,666	$22,279	$14,971	$32,400	$74,516
2017	70,284	21,252	14,273	36,143	69,666
2016	66,676	31,728	11,253	39,373	70,284
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2018	$10,481	$6,383	$953	$6,752	$11,065
2017	9,941	6,917	464	6,841	10,481
2016	8,733	7,288	498	6,578	9,941

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

4.1.1
Fifth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2013, relating to $450 million of Senior Notes, Series F, due 2023 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed May 16, 2013, File No. 001-05324)

4.1.2
Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.1.3
Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series I, due 2021 and $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.1.4
Eighth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 10, 2017, relating to $300 million of Senior Notes, Series K, Due 2022 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2017, File No. 001-05324)

4.1.5
Ninth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2017, relating to $450 million of Senior Notes, Series K, due 2022 and $450 million of Senior Notes, Series L, due 2024 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed October 12, 2017, File No. 001-05324)

4.1.6
Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $200 million of Senior Notes, Series I, Due 2021 and $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

4.1.7
Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to 400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed December 18, 2018, File No. 001-05324)

4.2
Indenture dated as of January 12, 2000, between Eversource Energy, as successor to NSTAR LLC, as successor to NSTAR, and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, filed January 14, 2000, on File No. 333-94735)

4.2.1	Form of 4.50% Debenture Due 2019 (Exhibit 99.2, NSTAR Form 8-K filed November 16, 2009, File No. 001-14768)

(B)    The Connecticut Light and Power Company

4.1
Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1, 2017 Eversource 10-K filed on February 26, 2018)

4.1.1
Series D Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of October 1, 1994 (Exhibit 4.2.16, 1994 CL&P Form 10-K filed March 27, 1995, File No. 001-11419)

4.1.2
Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed September 22, 2004, File No. 000-00404)

4.2
Composite Indenture of Mortgage and Deed of Trust between CL&P and Deutsche Bank Trust Company Americas f/k/a Bankers Trust Company, dated as of May 1, 1921, as amended and supplemented by seventy-three supplemental mortgages to and including Supplemental Mortgage dated as of April 1, 2005 (Exhibit 99.5, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.1
Supplemental Indenture (2005 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2005 (Exhibit 99.2, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.2
Supplemental Indenture (2006 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2006 (Exhibit 99.2, CL&P Current Report on Form 8-K filed June 7, 2006, File No. 000-00404)

4.2.3
Supplemental Indenture (2007 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2007 (Exhibit 99.2, CL&P Current Report on Form 8-K filed March 29, 2007, File No. 000-00404)

4.2.4
Supplemental Indenture (2007 Series D Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2007 (Exhibit 4, CL&P Current Report on Form 8-K filed September 19, 2007, File No. 000-00404)

4.2.5
Supplemental Indenture (2009 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of February 1, 2009 (Exhibit 4, CL&P Current Report on Form 8-K filed February 19, 2009, File No. 000-00404)

4.2.6
Supplemental Indenture (2013 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2013 (Exhibit 4.1, CL&P Current Report on Form 8-K filed January 22, 2013, File No. 000-00404)

4.2.7
Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

4.2.8
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.9
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.2.10
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 30017, File No. 000-00404)

4.2.11
Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

4.2.12
Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 2, 2018, File No. 000-00404)

4.3
Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds - 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

(C) NSTAR Electric Company

4.1	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company) (Exhibit 4.1, 2017 Eversource Form 10-K filed February 26, 2018)

4.1.1	A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current Report on Form 8‑K filed March 17, 2006, File No. 001-02301)

4.1.2	A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8‑K filed March 15, 2010, File No. 001-02301)

4.1.3	A Form of 2.375% Debenture Due 2022 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed October 18, 2012, File No. 001-02301)

4.1.4	A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.5	A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015, File No. 001-02301)

4.1.6	A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.7	Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K/A filed on October 12, 2017 File No. 001-02301)

4.2
Amended and Restated Credit Agreement, dated December 8, 2017, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4.2, 2017 Eversource Form 10-K filed on February 26, 2018)

4.3
Indenture between NSTAR Electric Company, as successor to Western Massachusetts Electric Company ("WMECO"), and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

4.3.1
Second Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 27, 2004, File No. 000-07624)

4.3.2
Fourth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed August 20, 2007, File No. 000-07624)

4.3.3
Fifth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2010 (Exhibit 4.1, Exhibit 4.1, WMECO Current Report on Form 8-K filed March 10, 2010, File No. 000-07624)

4.3.4
Sixth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.3.5
Seventh Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.3.6
Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

(D)    Public Service Company of New Hampshire

4.1
First Mortgage Indenture between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, dated as of August 15, 1978 (Composite including all amendments effective June 1, 2011) (included as Exhibit C to the Eighteenth Supplemental Indenture filed as Exhibit 4.1 to PSNH Current Report on Form 8-K filed June 2, 2011, File No. 001-06392)

4.1.1
Fourteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of October 1, 2005 (Exhibit 99.2, PSNH Current Report on Form 8-K filed October 6, 2005, File No. 001-06392)

4.1.2
Seventeenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of December 1, 2009 (Exhibit 4.1, PSNH Current Report on Form 8-K filed December 15, 2009 (File No. 001-06392)

4.1.3
Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.4
Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.5
Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.6
Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.2
Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

(F)	Eversource Energy, The Connecticut Light and Power Company and Public Service Company of New Hampshire

4.1
Amended and Restated Credit Agreement, dated December 8, 2017, by and among Eversource Energy, CL&P, NSTAR Gas, PSNH and Yankee Gas Services Company and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent (Exhibit 4.1, 2017 Eversource Form 10-K filed on February 26, 2018)

10.    Material Contracts

(A)    Eversource Energy

10.1	Lease between The Rocky River Realty Company and Eversource Energy Service Company, dated as of July 1, 2008 (Exhibit 10.1, 2017 Eversource Form 10-K filed on February 26, 2018)

*+10.2	Eversource Energy Board of Trustees’ Compensation Arrangement Summary (Exhibit 10.3, 2016 Eversource Energy Form 10-K filed February 23, 2017, File No. 001-05324)

+10.3
Amended and Restated Memorandum Agreement between Eversource Energy and Leon J. Olivier effective January 1, 2009 (Exhibit 10.9, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.4	Eversource Supplemental Executive Retirement Program effective as of January 1, 2015 (Exhibit 10.5, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

+10.5
Composite Transmission Service Agreement, by and between Northern Pass Transmission LLC, as Owner and H.Q. Hydro Renewable Energy, Inc., as Purchaser dated October 4, 2010 and effective February 14, 2014 (Exhibit 10.5, 2013 Eversource Energy Form 10-K filed on February 25, 2014, File No. 001-05324)

10.6	Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014 (Exhibit 10.6, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

*+10.6.1    Amendment No 1 to the Eversource Deferred Compensation Plan effective February 7, 2018

+10.7	NSTAR Excess Benefit Plan, effective August 25, 1999 (Exhibit 10.1 1999 NSTAR Form 10-K/A filed September 29, 2000, File No. 001-14768)

+10.7.1
NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1 2008 NSTAR Form 10-K filed February 9, 2009, File No. 001-14768)

+10.8	Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (Exhibit 10.9, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.9
Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (Exhibit 10.13, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.10	Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (Exhibit 10.14, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.11
Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.12
Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.13	Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

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

+10.4	Amended and Restated Incentive Plan Effective January 1, 2009 (Exhibit 10.3, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+10.5	2018 Eversource Energy Incentive Plan (Exhibit 99.2, Eversource Energy Current Report on Form 8-K dated May 3, 2018)

+10.6	Trust under Supplemental Executive Retirement Plan dated May 2, 1994 (Exhibit 10.33, 2002 Eversource Energy Form 10-K filed March 21, 2003, File No. 001-05324)

+10.6.1
First Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of December 10, 2002 (Exhibit 10 (B) 10.19.1, 2003 Eversource Energy Form 10-K filed March 12, 2004, File No. 001-05324)

+10.6.2
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

+10.8	Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, 2008 Eversource Energy 2010 Form 10-K filed February 27, 2009, File No. 001-05324)

(C)	Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and NSTAR Electric Company

10.1    Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects

10.1.1
Composite conformed copy of Equity Funding Agreement for New England Hydro-Transmission Electric Company., dated as of June 1, 1985 (Massachusetts) (Exhibit 10.1.1, 2017 Eversource Form 10-K filed February 26, 2018)

10.1.2
Composite conformed copy of Equity Funding Agreement of Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc., dated as of June 1, 1985 (New Hampshire) (Exhibit 10.1.2, 2017 Eversource Form 10-K filed February 26, 2018)

10.1.3	Composite conformed copy of Phase II Massachusetts Transmission Facilities Support Agreement, dated as of June 1, 1985 (Exhibit 10.1.3, 2017 Eversource Form 10-K filed February 26, 2018)

10.1.4	Composite conformed copy of Phase II New England Power AC Facilities Support Agreement dated June 1, 1985 (Exhibit 10.1.4, 2017 Eversource Form 10-K filed on February 26, 2018)

10.1.5	Composite conformed copy of Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10.1.5, Eversource 10-K filed on February 26, 2018)

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

EVERSOURCE ENERGY

February 26, 2019	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman of the Board, President and	February 26, 2019
	James J. Judge	Chief Executive Officer and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President	February 26, 2019
	Philip J. Lembo	and Chief Financial Officer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 26, 2019
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 26, 2019
Cotton M. Cleveland

/s/	Sanford Cloud, Jr.	Trustee	February 26, 2019
Sanford Cloud, Jr.

	Signature	Title	Date

/s/	James S. DiStasio	Trustee	February 26, 2019
James S. DiStasio

/s/	Francis A. Doyle	Trustee	February 26, 2019
Francis A. Doyle

/s/	Linda Dorcena Forry	Trustee	February 26, 2019
Linda Dorcena Forry

/s/	John Y. Kim	Trustee	February 26, 2019
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 26, 2019
Kenneth R. Leibler

/s/	William C. Van Faasen	Trustee	February 26, 2019
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 26, 2019
Frederica M. Williams

/s/	Dennis R. Wraase	Trustee	February 26, 2019
Dennis R. Wraase

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 26, 2019	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2019
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2019
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2019
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2019
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2019
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 26, 2019	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2019
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2019
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2019
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2019
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2019
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 26, 2019	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2019
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2019
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2019
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2019
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2019
	Jay S. Buth	and Chief Accounting Officer