Form 10-Q
period 2019-03-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2019-05-07
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2019

Eversource Energy Common Shares, $5.00 par value	317,461,097 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	200 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
Eversource 2018 Form 10-K	The Eversource Energy and Subsidiaries 2018 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$35,145	$108,068
Receivables, Net	1,140,348	994,055
Unbilled Revenues	159,288	176,285
Fuel, Materials, Supplies and Inventory	277,104	238,042
Regulatory Assets	507,255	514,779
Prepayments and Other Current Assets	181,724	260,995
Total Current Assets	2,300,864	2,292,224

Property, Plant and Equipment, Net	26,032,781	25,610,428

Deferred Debits and Other Assets:
Regulatory Assets	4,589,427	4,631,137
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	711,476	464,286
Marketable Securities	415,405	417,508
Other Long-Term Assets	463,788	398,407
Total Deferred Debits and Other Assets	10,607,362	10,338,604

Total Assets	$38,941,007	$38,241,256

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,477,830	$910,000
Long-Term Debt – Current Portion	805,519	837,319
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	1,006,774	1,119,995
Regulatory Liabilities	385,442	370,230
Other Current Liabilities	840,587	823,006
Total Current Liabilities	4,559,362	4,112,882

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,543,052	3,506,030
Regulatory Liabilities	3,627,389	3,609,475
Derivative Liabilities	372,957	379,562
Accrued Pension, SERP and PBOP	939,786	962,510
Other Long-Term Liabilities	1,259,400	1,196,336
Total Deferred Credits and Other Liabilities	9,742,584	9,653,913

Long-Term Debt	12,284,330	12,248,743

Rate Reduction Bonds	561,727	583,331

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,242,089	6,241,222
Retained Earnings	4,092,895	3,953,974
Accumulated Other Comprehensive Loss	(57,804)	(60,000)
Treasury Stock	(309,138)	(317,771)
Common Shareholders' Equity	11,637,434	11,486,817

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$38,941,007	$38,241,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2019	2018

Operating Revenues	$2,415,792	$2,287,962

Operating Expenses:
Purchased Power, Fuel and Transmission	974,882	946,747
Operations and Maintenance	335,597	332,549
Depreciation	214,948	204,266
Amortization	70,961	45,194
Energy Efficiency Programs	140,116	134,241
Taxes Other Than Income Taxes	184,588	182,433
Total Operating Expenses	1,921,092	1,845,430
Operating Income	494,700	442,532
Interest Expense	131,734	121,129
Other Income, Net	30,985	33,789
Income Before Income Tax Expense	393,951	355,192
Income Tax Expense	83,393	83,766
Net Income	310,558	271,426
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$308,678	$269,546

Basic and Diluted Earnings Per Common Share	$0.97	$0.85

Weighted Average Common Shares Outstanding:
Basic	317,624,593	317,397,052
Diluted	318,316,082	317,992,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Net Income	$310,558	$271,426
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	316	724
Changes in Unrealized Gains/(Losses) on Marketable Securities	655	(444)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,225	2,993
Other Comprehensive Income, Net of Tax	2,196	3,273
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$310,874	$272,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				310,558			310,558
Dividends on Common Shares - $0.535 Per Share				(169,757)			(169,757)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,609)				(16,609)
Issuance of Treasury Shares	461,662		17,476			8,633	26,109
Other Comprehensive Income					2,196		2,196
Balance as of March 31, 2019	317,347,470	$1,669,392	$6,242,089	$4,092,895	$(57,804)	$(309,138)	$11,637,434

	For the Three Months Ended March 31, 2018
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2018	316,885,808	$1,669,392	$6,239,940	$3,561,084	$(66,403)	$(317,771)	$11,086,242
Net Income				271,426			271,426
Dividends on Common Shares - $0.505 Per Share				(160,027)			(160,027)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,320)				(15,320)
Other Comprehensive Income					3,273		3,273
Balance as of March 31, 2018	316,885,808	$1,669,392	$6,224,620	$3,670,603	$(63,130)	$(317,771)	$11,183,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$310,558	$271,426
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	214,948	204,266
Deferred Income Taxes	18,085	88,481
Uncollectible Expense	18,565	19,613
Pension, SERP and PBOP Expense/(Income), Net	8,428	(1,965)
Pension and PBOP Contributions	(4,700)	(171,244)
Regulatory (Under)/Over Recoveries, Net	(19,232)	70,457
Amortization	70,961	45,194
Other	(37,310)	(74,582)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(155,823)	(156,888)
Fuel, Materials, Supplies and Inventory	(39,063)	(26,956)
Taxes Receivable/Accrued, Net	126,381	(5,061)
Accounts Payable	(13,556)	(61,571)
Other Current Assets and Liabilities, Net	(70,242)	(23,456)
Net Cash Flows Provided by Operating Activities	428,000	177,714

Investing Activities:
Investments in Property, Plant and Equipment	(674,694)	(607,334)
Proceeds from Sales of Marketable Securities	234,497	145,438
Purchases of Marketable Securities	(237,794)	(143,264)
Proceeds from the Sale of PSNH Generation Assets	—	130,641
Investments in Unconsolidated Affiliates	(249,138)	(7,340)
Other Investing Activities	4,893	2,140
Net Cash Flows Used in Investing Activities	(922,236)	(479,719)

Financing Activities:
Cash Dividends on Common Shares	(169,757)	(160,027)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Issuance of Treasury Shares	26,109	—
Increase/(Decrease) in Notes Payable	829,430	(240,005)
Repayment of Rate Reduction Bonds	(30,727)	—
Issuance of Long-Term Debt	—	1,150,000
Retirement of Long-Term Debt	(250,215)	(150,218)
Other Financing Activities	(9,676)	(19,140)
Net Cash Flows Provided by Financing Activities	393,284	578,730
Net (Decrease)/Increase in Cash and Restricted Cash	(100,952)	276,725
Cash and Restricted Cash - Beginning of Period	209,324	85,890
Cash and Restricted Cash - End of Period	$108,372	$362,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$7,496	$87,721
Receivables, Net	443,684	397,026
Accounts Receivable from Affiliated Companies	30,363	23,082
Unbilled Revenues	51,300	56,971
Materials and Supplies	52,109	44,529
Regulatory Assets	147,712	125,155
Prepaid Property Taxes	41,341	19,555
Prepayments and Other Current Assets	20,384	40,724
Total Current Assets	794,389	794,763

Property, Plant and Equipment, Net	9,065,880	8,909,701

Deferred Debits and Other Assets:
Regulatory Assets	1,496,679	1,505,488
Other Long-Term Assets	197,571	199,767
Total Deferred Debits and Other Assets	1,694,250	1,705,255

Total Assets	$11,554,519	$11,409,719

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-Term Debt – Current Portion	$—	$250,000
Accounts Payable	347,928	324,983
Accounts Payable to Affiliated Companies	94,738	26,452
Obligations to Third Party Suppliers	56,065	56,248
Accrued Taxes	55,693	38,205
Accrued Interest	42,424	38,395
Regulatory Liabilities	106,489	109,614
Derivative Liabilities	59,651	55,058
Other Current Liabilities	71,461	84,488
Total Current Liabilities	834,449	983,443

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,184,425	1,166,784
Regulatory Liabilities	1,126,279	1,122,157
Derivative Liabilities	372,774	379,536
Accrued Pension, SERP and PBOP	279,914	282,771
Other Long-Term Liabilities	165,307	155,495
Total Deferred Credits and Other Liabilities	3,128,699	3,106,743

Long-Term Debt	3,265,756	3,004,016

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,410,765	2,410,765
Retained Earnings	1,737,980	1,727,899
Accumulated Other Comprehensive Income	318	301
Common Stockholder's Equity	4,209,415	4,199,317

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,554,519	$11,409,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Revenues	$849,246	$784,983

Operating Expenses:
Purchased Power and Transmission	319,833	301,889
Operations and Maintenance	130,637	117,292
Depreciation	73,289	67,498
Amortization of Regulatory Assets, Net	35,671	28,006
Energy Efficiency Programs	25,988	22,760
Taxes Other Than Income Taxes	92,000	90,300
Total Operating Expenses	677,418	627,745
Operating Income	171,828	157,238
Interest Expense	35,781	36,823
Other Income, Net	3,880	6,560
Income Before Income Tax Expense	139,927	126,975
Income Tax Expense	29,456	28,407
Net Income	$110,471	$98,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Net Income	$110,471	$98,568
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	52
Changes in Unrealized Gains/(Losses) on Marketable Securities	23	(12)
Other Comprehensive Income, Net of Tax	17	40
Comprehensive Income	$110,488	$98,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	$60,352	$2,410,765	$1,737,980	$318	$4,209,415

	For the Three Months Ended March 31, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	6,035,205	$60,352	$2,110,765	$1,415,741	$269	$3,587,127
Net Income				98,568		98,568
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			9,000			9,000
Other Comprehensive Income					40	40
Balance as of March 31, 2018	6,035,205	$60,352	$2,119,765	$1,452,919	$309	$3,633,345

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$110,471	$98,568
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	73,289	67,498
Deferred Income Taxes	15,188	29,109
Uncollectible Expense	4,116	3,912
Pension, SERP, and PBOP Expense, Net	4,063	3,158
Pension Contributions	—	(82,276)
Regulatory Underrecoveries, Net	(54,671)	(8,878)
Amortization of Regulatory Assets, Net	35,671	28,006
Other	(5,848)	(18,940)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(60,506)	(46,330)
Taxes Receivable/Accrued, Net	41,399	42,460
Accounts Payable	75,373	(28,408)
Other Current Assets and Liabilities, Net	(40,274)	(23,160)
Net Cash Flows Provided by Operating Activities	198,271	64,719

Investing Activities:
Investments in Property, Plant and Equipment	(189,423)	(202,126)
Other Investing Activities	59	56
Net Cash Flows Used in Investing Activities	(189,364)	(202,070)

Financing Activities:
Cash Dividends on Common Stock	(99,000)	(60,000)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	—	9,000
Issuance of Long-Term Debt	—	500,000
Retirement of Long-Term Debt	(250,000)	—
Increase/(Decrease) in Notes Payable to Eversource Parent	261,600	(69,500)
Other Financing Activities	(326)	(6,539)
Net Cash Flows (Used in)/Provided by Financing Activities	(89,116)	371,571
Net (Decrease)/Increase in Cash and Restricted Cash	(80,209)	234,220
Cash and Restricted Cash - Beginning of Period	91,613	9,619
Cash and Restricted Cash - End of Period	$11,404	$243,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$1,769	$1,606
Receivables, Net	400,082	361,296
Accounts Receivable from Affiliated Companies	20,097	31,344
Unbilled Revenues	31,698	34,518
Materials, Supplies and Inventory	160,221	114,202
Regulatory Assets	234,662	241,747
Prepayments and Other Current Assets	24,643	51,960
Total Current Assets	873,172	836,673

Property, Plant and Equipment, Net	8,915,608	8,794,700

Deferred Debits and Other Assets:
Regulatory Assets	1,173,851	1,196,512
Prepaid PBOP	139,132	132,810
Other Long-Term Assets	134,536	109,764
Total Deferred Debits and Other Assets	1,447,519	1,439,086

Total Assets	$11,236,299	$11,070,459

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$368,430	$278,500
Notes Payable to Eversource Parent	22,300	—
Long-Term Debt – Current Portion	95,000	—
Accounts Payable	306,888	384,398
Accounts Payable to Affiliated Companies	115,676	89,636
Obligations to Third Party Suppliers	110,742	109,547
Renewable Portfolio Standards Compliance Obligations	175,391	139,898
Regulatory Liabilities	193,959	190,620
Other Current Liabilities	52,156	74,872
Total Current Liabilities	1,440,542	1,267,471

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,305,518	1,294,467
Regulatory Liabilities	1,514,557	1,513,279
Accrued Pension and SERP	5,496	14,145
Other Long-Term Liabilities	293,794	263,096
Total Deferred Credits and Other Liabilities	3,119,365	3,084,987

Long-Term Debt	2,850,196	2,944,846

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,653,442	1,633,442
Retained Earnings	2,131,015	2,098,091
Accumulated Other Comprehensive Loss	(1,261)	(1,378)
Common Stockholder's Equity	3,783,196	3,730,155

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,236,299	$11,070,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Revenues	$797,612	$770,127

Operating Expenses:
Purchased Power and Transmission	330,104	332,579
Operations and Maintenance	112,963	118,682
Depreciation	72,584	70,542
Amortization of Regulatory Assets, Net	22,584	6,364
Energy Efficiency Programs	76,729	74,793
Taxes Other Than Income Taxes	44,822	48,186
Total Operating Expenses	659,786	651,146
Operating Income	137,826	118,981
Interest Expense	27,881	26,464
Other Income, Net	11,086	12,601
Income Before Income Tax Expense	121,031	105,118
Income Tax Expense	27,017	27,969
Net Income	$94,014	$77,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Net Income	$94,014	$77,149
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	1
Qualified Cash Flow Hedging Instruments	110	109
Changes in Unrealized Gains/(Losses) on Marketable Securities	6	(4)
Other Comprehensive Income, Net of Tax	117	106
Comprehensive Income	$94,131	$77,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	$—	$1,653,442	$2,131,015	$(1,261)	$3,783,196

	For the Three Months Ended March 31, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	200	$—	$1,502,942	$1,944,961	$(1,823)	$3,446,080
Net Income				77,149		77,149
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(161,000)		(161,000)
Other				1		1
Capital Contributions from Eversource Parent			92,500			92,500
Other Comprehensive Income					106	106
Balance as of March 31, 2018	200	$—	$1,595,442	$1,860,621	$(1,717)	$3,454,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$94,014	$77,149
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	72,584	70,542
Deferred Income Taxes	3,722	22,542
Uncollectible Expense	5,953	7,526
Pension, SERP and PBOP Income, Net	(4,279)	(9,295)
Pension and PBOP Contributions	(1,503)	—
Regulatory Overrecoveries, Net	4,329	17,618
Amortization of Regulatory Assets, Net	22,584	6,364
Other	(8,043)	(9,730)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(29,220)	(52,949)
Materials, Supplies and Inventory	(46,020)	(37,427)
Taxes Receivable/Accrued, Net	29,483	(22,698)
Accounts Payable	(18,109)	43,170
Other Current Assets and Liabilities, Net	11,466	23,703
Net Cash Flows Provided by Operating Activities	136,961	136,515

Investing Activities:
Investments in Property, Plant and Equipment	(208,540)	(192,036)
Other Investing Activities	17	(654)
Net Cash Flows Used in Investing Activities	(208,523)	(192,690)

Financing Activities:
Cash Dividends on Common Stock	(60,600)	(161,000)
Cash Dividends on Preferred Stock	(490)	(490)
Capital Contributions from Eversource Parent	20,000	92,500
Increase in Notes Payable to Eversource Parent	22,300	—
Increase in Notes Payable	89,930	133,000
Other Financing Activities	668	(78)
Net Cash Flows Provided by Financing Activities	71,808	63,932
Increase in Cash and Restricted Cash	246	7,757
Cash and Restricted Cash - Beginning of Period	14,659	14,708
Cash and Restricted Cash - End of Period	$14,905	$22,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$3,961	$1,439
Receivables, Net	102,806	104,854
Accounts Receivable from Affiliated Companies	11,520	8,444
Unbilled Revenues	43,289	47,145
Taxes Receivable	7,441	25,913
Materials, Supplies and Inventory	37,361	37,504
Regulatory Assets	76,599	67,228
Special Deposits	21,059	47,498
Prepayments and Other Current Assets	2,940	17,564
Total Current Assets	306,976	357,589

Property, Plant and Equipment, Net	2,920,560	2,880,073

Deferred Debits and Other Assets:
Regulatory Assets	855,369	862,288
Other Long-Term Assets	29,884	27,406
Total Deferred Debits and Other Assets	885,253	889,694

Total Assets	$4,112,789	$4,127,356

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$61,000	$57,000
Long-Term Debt – Current Portion	150,000	150,000
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	106,398	111,292
Accounts Payable to Affiliated Companies	37,976	26,029
Regulatory Liabilities	45,655	55,526
Other Current Liabilities	55,088	64,046
Total Current Liabilities	499,327	516,225

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	489,434	481,221
Regulatory Liabilities	429,932	428,069
Accrued Pension, SERP and PBOP	122,490	124,457
Other Long-Term Liabilities	37,956	36,339
Total Deferred Credits and Other Liabilities	1,079,812	1,070,086

Long-Term Debt	655,294	655,173

Rate Reduction Bonds	561,727	583,331

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	678,134	678,134
Retained Earnings	641,039	627,258
Accumulated Other Comprehensive Loss	(2,544)	(2,851)
Common Stockholder's Equity	1,316,629	1,302,541

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$4,112,789	$4,127,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Revenues	$276,435	$267,350

Operating Expenses:
Purchased Power, Fuel and Transmission	113,531	109,717
Operations and Maintenance	52,630	51,380
Depreciation	22,919	23,493
Amortization of Regulatory Assets, Net	13,667	5,035
Energy Efficiency Programs	6,714	5,157
Taxes Other Than Income Taxes	17,311	16,801
Total Operating Expenses	226,772	211,583
Operating Income	49,663	55,767
Interest Expense	14,367	12,772
Other Income, Net	7,022	4,749
Income Before Income Tax Expense	42,318	47,744
Income Tax Expense	9,537	12,651
Net Income	$32,781	$35,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Net Income	$32,781	$35,093
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	269	290
Changes in Unrealized Gains/(Losses) on Marketable Securities	38	(21)
Other Comprehensive Income, Net of Tax	307	269
Comprehensive Income	$33,088	$35,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	$—	$678,134	$641,039	$(2,544)	$1,316,629

	For the Three Months Ended March 31, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	301	$—	$843,134	$511,382	$(3,922)	$1,350,594
Net Income				35,093		35,093
Other Comprehensive Income					269	269
Balance as of March 31, 2018	301	$—	$843,134	$546,475	$(3,653)	$1,385,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$32,781	$35,093
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	22,919	23,493
Deferred Income Taxes	6,541	43,021
Regulatory (Under)/Over Recoveries, Net	(26,986)	129
Amortization of Regulatory Assets, Net	13,667	5,035
Other	104	(15,212)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	1,103	(80)
Materials, Supplies and Inventory	144	4,854
Taxes Receivable/Accrued, Net	17,572	(5,867)
Accounts Payable	58,327	(18,760)
Other Current Assets and Liabilities, Net	6,472	24,543
Net Cash Flows Provided by Operating Activities	132,644	96,249

Investing Activities:
Investments in Property, Plant and Equipment	(110,926)	(72,287)
Proceeds from the Sale of Generation Assets	—	130,641
Other Investing Activities	102	97
Net Cash Flows (Used in)/Provided by Investing Activities	(110,824)	58,451

Financing Activities:
Cash Dividends on Common Stock	(19,000)	(150,000)
Repayment of Rate Reduction Bonds	(30,727)	—
Increase in Notes Payable to Eversource Parent	4,000	8,400
Other Financing Activities	(20)	(38)
Net Cash Flows Used in Financing Activities	(45,747)	(141,638)
Net (Decrease)/Increase in Cash and Restricted Cash	(23,927)	13,062
Cash and Restricted Cash - Beginning of Period	52,723	2,191
Cash and Restricted Cash - End of Period	$28,796	$15,253

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2018 Form 10-K, which was filed with the SEC on February 26, 2019. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2019 and December 31, 2018, and the results of operations, comprehensive income, common shareholders' equity, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations, comprehensive income, and cash flows for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric, natural gas and water distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries. See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective: In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The new standard also revises the other-than-temporary impairment model for available-for-sale debt securities. The standard is effective January 1, 2020, and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings. The Company is assessing the impacts of this standard on the accounting for credit losses on its financial instruments, including accounts receivable.

Accounting Standards Recently Adopted: On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which amended existing lease accounting guidance. The Company applied the Topic 842 lease criteria to new leases and lease renewals entered into effective on or after January 1, 2019.  The ASU required balance sheet recognition of leases deemed to be operating leases as well as additional disclosure requirements.  The recognition, measurement and presentation of expenses and cash flows were not significantly changed.

The Company also adopted the modified retrospective transition method allowed in ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which allowed the Company to adopt the new leases standard as of January 1, 2019, with prior periods presented in the financial statements continuing to follow existing lease accounting guidance under Topic 840 (Leases) in the accounting literature.  Implementation of ASU 2018-11 had no effect on retained earnings, and the requirements of the new lease standard (Topic 842) are reflected in the 2019 financial statements and footnotes.

The Company elected the practical expedient package whereby it did not need to reassess whether or not an existing contract is or contains a lease or whether a lease is an operating or capital lease, and it did not need to reassess initial direct costs for leases. Election of this practical expedient allowed us to carry forward our historical lease classifications. The Company elected the practical expedient to not reevaluate land easements existing at adoption if they were not previously accounted for as leases. The Company also elected to use the discount rate as of the January 1, 2019 implementation date to discount its operating lease liabilities. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases.

The Company determined the impact the ASUs had on its financial statements by reviewing its lease population and identifying lease data needed for the disclosure requirements. The Company implemented a new lease accounting system in 2019 to ensure ongoing compliance with the ASU’s requirements. Adoption of the new standard resulted in the recording of operating lease liabilities and right-of-use assets on the balance sheet upon transition at January 1, 2019 of $58.0 million at Eversource, $25.3 million at NSTAR Electric, $0.6 million at CL&P, and $0.6 million at PSNH. Implementation of the new guidance did not have an impact on each company’s results of operations or cash flows.

C.    Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As of March 31, 2019, our capitalized Northern Pass project costs were approximately $311 million.

On January 25, 2018, Northern Pass was selected as the winning bidder in the Massachusetts Clean Energy Request for Proposals ("RFP"). In March 2018, the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application after which the Massachusetts EDCs revoked the selection of, and terminated contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. On July 12, 2018, the NHSEC issued a written decision denying Northern Pass’ April 2018 motion for rehearing. On October 12, 2018, the New Hampshire Supreme Court accepted an appeal filed by NPT, which alleged that the NHSEC failed to follow applicable law in its review of the project. Subsequently, the NHSEC transmitted the record of its proceedings to the New Hampshire Supreme Court on December 11, 2018. Briefing of the appeal began on February 4, 2019 and concluded on April 10, 2019. The New Hampshire Supreme Court will hear oral arguments on May 15, 2019 and a decision is expected later this year. NPT intends to continue to pursue NHSEC approval to construct the project.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. We continue to believe that our project costs are recoverable based on our expectation that the Northern Pass project remains probable of being placed in service. If, as a result of future events and changes in circumstances, a future recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $311 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.

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

The total provision for uncollectible accounts is included in Receivables, Net on the balance sheets. The provision for uncollectible hardship accounts is included in the total uncollectible provision balance. The provision balances are as follows:

	Total Provision for Uncollectible Accounts		Provision for Uncollectible Hardship Accounts
(Millions of Dollars)	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
Eversource	$223.3	$212.7	$134.6	$131.5
CL&P	93.0	88.0	75.2	71.9
NSTAR Electric	74.8	74.5	40.9	42.5
PSNH	11.0	11.1	—	—

Uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018
Eversource	$18.6	$19.6
CL&P	4.1	3.9
NSTAR Electric	6.0	7.5
PSNH	1.7	1.7

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

F.    Investments in Unconsolidated Affiliates
Revolution Wind and South Fork Wind: On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent interest in North East Offshore LLC, which holds the Revolution Wind and South Fork Wind power projects, as well as a 257-square-mile tract off the coasts of Massachusetts and Rhode Island. This equity investment is included in long-term assets on the balance sheet and earnings impacts are included in Other Income, Net on the statement of income.

G.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2019				March 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$7.4	$(0.6)	$7.0	$0.5	$15.2	$3.0	$8.4	$2.3
AFUDC Equity	10.9	2.6	4.0	0.2	9.7	2.8	3.4	—
Equity in Earnings	5.0	—	0.2	—	4.6	—	—	—
Investment Income/(Loss)	1.2	1.7	(0.3)	0.4	0.7	(0.1)	0.6	—
Interest Income (1)	6.5	0.4	0.2	5.9	3.5	0.9	0.2	2.4
Other	—	(0.2)	—	—	0.1	—	—	—
Total Other Income, Net	$31.0	$3.9	$11.1	$7.0	$33.8	$6.6	$12.6	$4.7

(1) See Note 2, "Regulatory Accounting" for interest income recognized in 2019 for the equity return component of carrying charges on storm costs at PSNH.

H.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018
Eversource	$45.0	$43.4
CL&P	36.2	35.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from the amounts above are $10.7 million and $12.7 million of amounts recorded as Taxes Other than Income Taxes for the three months ended March 31, 2019 and 2018, respectively, related to the future remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts are recorded separately, with collections in Operating Revenues and with payments in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

I.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2019	As of March 31, 2018
Eversource	$336.3	$274.4
CL&P	121.9	117.7
NSTAR Electric	83.2	59.5
PSNH	30.4	36.0

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$35.1	$7.5	$1.8	$4.0	$108.1	$87.7	$1.6	$1.4
Restricted cash included in:
Prepayments and Other Current Assets	45.9	3.6	13.0	21.1	72.1	3.5	13.0	47.5
Marketable Securities	24.2	0.3	0.1	0.5	25.9	0.4	0.1	0.6
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$108.4	$11.4	$14.9	$28.8	$209.3	$91.6	$14.7	$52.7

Restricted cash included in Prepayments and Other Current Assets and Other Long-Term Assets primarily represents cash collections related to the PSNH RRB customer charges that are held in trust, and required ISO-NE cash deposits. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage facilities obligations.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,878.7	$416.0	$534.9	$165.8	$1,914.8	$424.7	$544.4	$169.6
Income Taxes, Net	730.9	454.3	106.1	8.0	728.6	454.4	105.9	8.3
Securitized Stranded Costs	597.7	—	—	597.7	608.4	—	—	608.4
Storm Restoration Costs, Net	579.0	307.4	204.4	67.2	576.0	302.6	212.9	60.5
Regulatory Tracker Mechanisms	317.7	54.4	160.2	78.0	316.0	33.2	169.1	67.3
Derivative Liabilities	353.5	353.1	—	—	356.5	356.5	—	—
Goodwill-related	344.2	—	295.5	—	348.4	—	299.1	—
Asset Retirement Obligations	92.8	32.8	44.9	3.4	89.2	32.3	42.2	3.3
Other Regulatory Assets	202.2	26.4	62.6	11.9	208.0	27.0	64.6	12.1
Total Regulatory Assets	5,096.7	1,644.4	1,408.6	932.0	5,145.9	1,630.7	1,438.2	929.5
Less: Current Portion	507.3	147.7	234.7	76.6	514.8	125.2	241.7	67.2
Total Long-Term Regulatory Assets	$4,589.4	$1,496.7	$1,173.9	$855.4	$4,631.1	$1,505.5	$1,196.5	$862.3

Storm Filings: On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years to begin May 1, 2019.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to capital or other balance sheet accounts.

On March 26, 2019, the NHPUC approved the recovery of $38.1 million, plus carrying charges, of storm costs incurred from December 2013 through April 2016 and the transfer of funding from PSNH’s major storm reserve to recover those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. As a result of the duration of time between incurring storm costs in December 2013 through April 2016 and final approval from the NHPUC in 2019, PSNH recognized $5.2 million (pre-tax) for the equity return component of the carrying charges within Other Income, Net on the statement of income in the first quarter of 2019, which has been collected from customers. Also included in the March 26, 2019 NHPUC approval is a prospective requirement for PSNH to annually net its storm funding reserve collected from customers against deferred storm costs.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $129.5 million (including $41.9 million for CL&P, $52.8 million for NSTAR Electric and $13.9 million for PSNH) and $122.9 million (including $42.1 million for CL&P, $49.3 million for NSTAR Electric and $12.2 million for PSNH) of additional regulatory costs as of March 31, 2019 and December 31, 2018, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,871.4	$1,030.7	$1,096.7	$394.6	$2,883.0	$1,031.0	$1,103.7	$396.4
Cost of Removal	535.0	46.2	313.4	22.1	521.0	39.9	307.1	22.1
Benefit Costs	87.2	—	73.6	—	91.2	—	76.9	—
Regulatory Tracker Mechanisms	332.5	79.5	166.7	39.9	309.0	89.5	163.7	48.3
AFUDC - Transmission	71.4	47.1	24.3	—	70.7	47.4	23.3	—
Revenue Subject to Refund due to Tax Cuts and Jobs Act	27.0	—	—	15.8	24.6	—	—	12.6
Other Regulatory Liabilities	88.3	29.3	33.9	3.2	80.2	24.0	29.2	4.2
Total Regulatory Liabilities	4,012.8	1,232.8	1,708.6	475.6	3,979.7	1,231.8	1,703.9	483.6
Less: Current Portion	385.4	106.5	194.0	45.7	370.2	109.6	190.6	55.5
Total Long-Term Regulatory Liabilities	$3,627.4	$1,126.3	$1,514.6	$429.9	$3,609.5	$1,122.2	$1,513.3	$428.1

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2019	As of December 31, 2018
(Millions of Dollars)
Distribution - Electric	$15,245.9	$15,071.1
Distribution - Natural Gas	3,635.6	3,546.2
Transmission - Electric	10,251.1	10,153.9
Distribution - Water	1,649.5	1,639.8
Solar	169.9	164.1
Utility	30,952.0	30,575.1
Other (1)	798.3	778.6
Property, Plant and Equipment, Gross	31,750.3	31,353.7
Less: Accumulated Depreciation
Utility	(7,229.5)	(7,126.2)
Other	(348.7)	(336.7)
Total Accumulated Depreciation	(7,578.2)	(7,462.9)
Property, Plant and Equipment, Net	24,172.1	23,890.8
Construction Work in Progress	1,860.7	1,719.6
Total Property, Plant and Equipment, Net	$26,032.8	$25,610.4

	As of March 31, 2019			As of December 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,255.8	$6,828.5	$2,201.8	$6,176.4	$6,756.4	$2,178.6
Transmission - Electric	4,746.4	4,085.6	1,370.2	4,700.5	4,065.9	1,338.7
Solar	—	169.9	—	—	164.1	—
Property, Plant and Equipment, Gross	11,002.2	11,084.0	3,572.0	10,876.9	10,986.4	3,517.3
Less: Accumulated Depreciation	(2,328.0)	(2,749.9)	(789.3)	(2,302.6)	(2,702.0)	(772.9)
Property, Plant and Equipment, Net	8,674.2	8,334.1	2,782.7	8,574.3	8,284.4	2,744.4
Construction Work in Progress	391.7	581.5	137.9	335.4	510.3	135.7
Total Property, Plant and Equipment, Net	$9,065.9	$8,915.6	$2,920.6	$8,909.7	$8,794.7	$2,880.1

(1)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2019			As of December 31, 2018
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$10.4	$(1.9)	$8.5	$9.6	$(3.4)	$6.2
Other	Level 2	—	—	—	1.5	(0.9)	0.6
Long-Term Derivative Assets:
CL&P	Level 3	73.1	(2.2)	70.9	74.2	(2.3)	71.9
Current Derivative Liabilities:
CL&P	Level 3	(59.7)	—	(59.7)	(55.1)	—	(55.1)
Other	Level 2	(0.4)	0.2	(0.2)	—	—	—
Long-Term Derivative Liabilities:
CL&P	Level 3	(372.8)	—	(372.8)	(379.5)	—	(379.5)
Other	Level 2	(0.2)	—	(0.2)	—	—	—

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

As of March 31, 2019 and December 31, 2018, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the price of 6.2 million and 12.5 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2019 and 2018, there were losses of $5.2 million and $36.1 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2019					As of December 31, 2018
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	7.34	per kW-Month	2023 - 2026	$4.30	—	7.44	per kW-Month	2022 - 2026
Forward Reserve	0.75	—	1.78	per kW-Month	2019 - 2024	0.75	—	1.78	per kW-Month	2019 - 2024

Exit price premiums of 3.7 percent through 15.1 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
Derivatives, Net:
Fair Value as of Beginning of Period	$(356.5)	$(362.3)
Net Realized/Unrealized Losses Included in Regulatory Assets	(5.3)	(36.9)
Settlements	8.7	12.7
Fair Value as of End of Period	$(353.1)	$(386.5)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of March 31, 2019 and December 31, 2018 was $49.6 million and $44.0 million, respectively.  For the three months ended March 31, 2019 and 2018, there were unrealized gains of $1.0 million and unrealized losses of $0.7 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $166.6 million and $200.0 million as of March 31, 2019 and December 31, 2018, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2019				As of December 31, 2018
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$212.3	$0.9	$(0.9)	$212.3	$190.0	$0.4	$(4.0)	$186.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $170.7 million and $143.9 million as of March 31, 2019 and December 31, 2018, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the three months ended March 31, 2019 and 2018.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of March 31, 2019, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$29.7	$29.6
One to five years	48.5	48.5
Six to ten years	39.0	39.4
Greater than ten years	95.1	94.8
Total Debt Securities	$212.3	$212.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2019	As of December 31, 2018
Level 1:
Mutual Funds and Equities	$216.2	$244.0
Money Market Funds	24.2	25.9
Total Level 1	$240.4	$269.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$104.3	$79.6
Corporate Debt Securities	44.7	39.5
Asset-Backed Debt Securities	13.9	14.0
Municipal Bonds	16.0	19.2
Other Fixed Income Securities	9.2	8.2
Total Level 2	$188.1	$160.5
Total Marketable Securities	$428.5	$430.4

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,371.0	$631.5	$79.0	$818.5	2.69%	2.77%
NSTAR Electric Commercial Paper Program	368.4	278.5	281.6	371.5	2.49%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2019 or December 31, 2018. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no borrowings outstanding as of March 31, 2019 or December 31, 2018.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and are classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the CL&P long-term debt issuance on April 1, 2019, the net proceeds of which were used to repay CL&P's short-term borrowings, $261.6 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt as of March 31, 2019.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2019, there were intercompany loans from Eversource parent to CL&P of $261.6 million, to PSNH of $61.0 million, and to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), of $22.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. As a result of the CL&P long-term debt issuance on April 1, 2019, $261.6 million of CL&P's intercompany borrowings were reclassified to Long-Term Debt as of March 31, 2019. The proceeds from the CL&P April 1, 2019 debt issuance were used to repay CL&P’s short-term borrowings that were outstanding as of March 31, 2019, and to fund capital expenditures and working capital.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Repaid short-term borrowings that were used to repay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Repaid at maturity on February 1, 2019

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

7.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

Rate Reduction Bonds: On May 8, 2018, PSNH Funding, a wholly-owned subsidiary of PSNH, issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and will be paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets.

PSNH Funding is considered a VIE primarily because the equity capitalization is insufficient to support its operations. PSNH has the power to direct the significant activities of the VIE and is most closely associated with the VIE as compared to other interest holders. Therefore, PSNH is considered the primary beneficiary and consolidates PSNH Funding in its consolidated financial statements. The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
Balance Sheet:	As of March 31, 2019	As of December 31, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$21.1	$47.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	597.7	608.4
Other Regulatory Liabilities (included in Regulatory Liabilities)	10.0	5.8
Accrued Interest (included in Other Current Liabilities)	3.5	14.4
Rate Reduction Bonds - Current Portion	43.2	52.3
Rate Reduction Bonds - Long-Term Portion	561.7	583.3

(Millions of Dollars)	For the Three Months Ended
Income Statement:	March 31, 2019	March 31, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.6	$—
Interest Expense on RRB Principal (included in Interest Expense)	5.4	—

8.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSION

Eversource provides defined benefit retirement plans ("Pension Plans") that cover eligible employees.  In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans ("SERP Plans"), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees. Eversource also provides defined benefit postretirement plans ("PBOP Plans") that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that meet certain age and service eligibility requirements.

The components of net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets for future recovery, are shown below.  The service cost component of net periodic benefit expense and the intercompany allocations, less the capitalized portions, are included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit expense for pension, SERP and PBOP are included in Other Income, Net on the statements of income. Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized and deferred portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.3	$4.8	$3.9	$2.6	$22.7	$5.7	$4.7	$2.9
Interest Cost	54.2	11.5	11.9	6.2	48.4	10.6	10.8	5.3
Expected Return on Pension Plan Assets	(92.3)	(18.8)	(24.4)	(10.3)	(98.0)	(20.8)	(25.2)	(10.9)
Actuarial Loss	35.8	8.1	9.4	3.5	36.0	7.4	10.5	3.3
Prior Service Cost	1.1	—	0.1	—	2.2	0.4	0.2	0.1
Total Net Periodic Benefit Expense	$18.1	$5.6	$0.9	$2.0	$11.3	$3.3	$1.0	$0.7
Intercompany Allocations	N/A	$7.8	$3.0	$2.4	N/A	$1.4	$1.5	$0.5

	PBOP
	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$2.1	$0.4	$0.4	$0.2	$2.7	$0.5	$0.5	$0.3
Interest Cost	8.1	1.5	2.3	0.9	7.6	1.4	2.2	0.8
Expected Return on Plan Assets	(16.6)	(2.3)	(7.5)	(1.3)	(18.1)	(2.6)	(8.1)	(1.5)
Actuarial Loss	2.5	0.4	0.9	0.2	2.6	0.3	0.7	0.2
Prior Service Cost/(Credit)	(5.8)	0.3	(4.2)	0.1	(5.9)	0.3	(4.3)	0.1
Total Net Periodic Benefit Expense/(Income)	$(9.7)	$0.3	$(8.1)	$0.1	$(11.1)	$(0.1)	$(9.0)	$(0.1)
Intercompany Allocations	N/A	$(0.1)	$(0.2)	$(0.1)	N/A	$(0.3)	$(0.3)	$(0.1)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2019		As of December 31, 2018
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	59	$64.8	60	$64.7
CL&P	15	5.6	15	5.4
NSTAR Electric	15	10.5	16	10.9
PSNH	9	5.3	9	5.4

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $50.6 million and $50.1 million as of March 31, 2019 and December 31, 2018, respectively, and related primarily to the natural gas business segment.

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

B.     Long-Term Contractual Arrangements
On December 28, 2018, under Public Act 17-3, "An Act Concerning Zero Carbon Procurement," DEEP selected the Millstone Nuclear Power Station generation facility, along with smaller generation facilities, in DEEP’s zero-carbon request for proposal. CL&P and UI were directed by DEEP to enter into ten-year contracts to purchase a combined total of approximately 9 million MWh annually from the Millstone generation facility. On March 15, 2019, CL&P and UI each signed a ten-year contract with the owner of Millstone Nuclear Power Station in order to purchase a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. The parties filed the contract with PURA on March 29, 2019 for review and approval. A decision from PURA is expected in the third quarter of 2019.

The significant output of the generation facility, the contract period, and the pricing will result in a significant multi-billion dollar commitment. We plan to sell the energy purchased under this contract into the market and use the proceeds from these energy sales to offset the contract costs.  As the net costs under this contract will be recovered from customers in future rates, the contract will not have an impact on the net income of CL&P.

C.    Guarantees and Indemnifications
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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of March 31, 2019:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Investment LLC	Revolution Wind and South Fork Wind (1)	$113.9	-
Various	Surety Bonds (2)	32.0	2019 - 2021
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	7.3	2024
Bay State Wind LLC	Real Estate Purchase	2.5	2019

(1)
Eversource parent issued a declining balance guaranty on behalf of its subsidiary, Eversource Investment LLC. Eversource parent will guarantee, as a primary obligor, the financial obligations, primarily all post-closing payment obligations of Eversource Investment LLC, under the Sale and Purchase Agreement and an Irrevocable Equity Commitment Letter with Ørsted. Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

(2)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Eversource parent issued a declining balance guaranty on behalf of its subsidiary, Eversource Gas Transmission LLC, to guarantee the payment of the subsidiary's authorized capital contributions for its investment in the Access Northeast project. As of March 31, 2019, the amount of the Access Northeast project capital contribution guaranty was $184.8 million. On April 1, 2019, pursuant to a provision in the partnership agreement jointly entered into by Eversource, Enbridge, Inc. and National Grid plc, through Algonquin Gas Transmission, LLC, the Access Northeast project was terminated. The rights under the guaranty were released, which terminated the obligation of Eversource parent.

D.     Spent Nuclear Fuel Obligations - Yankee Companies
CL&P, NSTAR Electric and PSNH have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel. The Yankee Companies fund these costs through litigation proceeds received from the DOE and, to the extent necessary, through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric and PSNH. CL&P, NSTAR Electric and PSNH, in turn recover these costs from their customers through state regulatory commission-approved retail rates. The Yankee Companies collect amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants. Management believes CL&P and NSTAR Electric will recover their shares of these obligations from their customers. PSNH has recovered its total share of these costs from its customers.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. The DOE Phase IV trial for the $1.2 million of remaining damages is expected to begin in June 2019.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2019.

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply the proposed framework in each of the four complaint proceedings. Initial briefs were filed by the NETOs, Complainants and FERC Trial Staff on January 11, 2019 and reply briefs were filed on March 8, 2019. The NETOs' brief was supportive of the overall ROE methodology determined in the October 16, 2018 order provided the FERC does not change the proposed methodology or alter its implementation in a manner that has a material impact on the results.

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

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as changes to the methodology by FERC are possible as a result of the parties’ arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order or the 2019 briefs did not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

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

10.     LEASES

Eversource, including CL&P, NSTAR Electric and PSNH, has entered into lease agreements as a lessee for the use of land, office space, service centers, vehicles, information technology, and equipment. These lease agreements are classified as either finance or operating leases and the liability and right-of-use asset are recognized on the balance sheet at lease commencement.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

Eversource determines whether or not a contract contains a lease based on whether or not it provides Eversource with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. Eversource has elected the practical expedient to not separate non-lease components from lease components and instead to account for both as a single lease component, with the exception of the information technology asset class where the lease and non-lease components are separated.

The provisions of Eversource, CL&P, NSTAR Electric and PSNH lease agreements contain renewal options. The renewal options range from one year to twenty years. The renewal period is included in the measurement of the lease liability if it is reasonably certain that Eversource will exercise these renewal options.

For leases entered into or modified after the January 1, 2019 implementation date, the discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on each company's collateralized incremental interest rate to borrow over a comparable term for an individual lease, as the rate implicit in the lease is not determinable.

CL&P and PSNH entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not recognized as a lease liability on the balance sheet and are not reflected in the future minimum lease payments table below.  Expense related to these contracts are included as variable lease cost in the table below. The expense and long-term obligation for these contracts are included in the annually reported contractual obligations table in Note 12B, "Commitments and Contingencies - Long-Term Contractual Arrangements," of the Eversource 2018 Form 10-K.

The components of lease cost, prior to amounts capitalized, are as follows:

	For the Three Months Ended March 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Financing Lease Cost:
Amortization of Right-of-use-Assets	$0.4	$0.2	$—	$—
Interest on Lease Liabilities	0.3	0.1	0.3	—
Total Finance Lease Cost	0.7	0.3	0.3	—
Operating Lease Cost	3.0	0.1	0.5	—
Variable Lease Cost	15.5	3.5	—	12.0
Total Lease Cost	$19.2	$3.9	$0.8	$12.0

Operating lease cost, less the capitalized portion, is included in Operations and Maintenance (or Purchased Power, Fuel and Transmission expense for transmission segment leases) on the statements of income. Amortization of finance lease assets is included in Depreciation on the statements of income. Interest expense on finance leases is included in Interest Expense, Net on the statements of income.

Supplemental balance sheet information related to leases is as follows:

		As of March 31, 2019
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$56.7	$0.5	$25.1	$0.5
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$9.2	$0.3	$0.8	$0.1
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	47.5	0.2	24.3	0.4
Total Operating Lease Liabilities		$56.7	$0.5	$25.1	$0.5
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$8.8	$2.9	$3.5	$0.9
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$1.9	$1.5	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	9.1	2.7	4.5	0.8
Total Finance Lease Liabilities		$11.0	$4.2	$4.5	$0.9

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows (in millions of dollars, unless otherwise noted):

	For the Three Months Ended March 31, 2019
	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	12	3	21	8
Financing Leases	11	3	23	10
Weighted-Average Discount Rate (Percentage):
Operating Leases	3.8%	3.2%	4.1%	3.6%
Financing Leases	4.5%	10.5%	2.9%	3.5%
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$2.9	$0.1	$0.3	$—
Operating Cash Flows from Finance Leases	0.3	0.2	0.1	—
Financing Cash Flows from Finance Leases	0.4	0.3	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	1.3	—	—	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	1.3	—	—	—

Future minimum lease payments, excluding variable costs, under long-term leases, as of March 31, 2019 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
April 1, 2019 through December 31, 2019	$8.3	$0.2	$1.4	$0.1	$2.5	$1.5	$0.4	$0.1
Year Ending December 31,
2020	9.6	0.2	1.6	0.1	3.4	2.0	0.5	0.1
2021	8.7	—	1.6	0.1	2.9	1.5	0.5	0.1
2022	7.3	—	1.6	0.1	1.5	—	0.6	0.1
2023	4.8	—	1.6	0.1	0.7	—	0.6	0.1
2024	2.8	—	1.7	0.1	0.7	—	0.6	0.1
Thereafter	29.7	0.1	29.4	0.1	13.2	—	12.8	0.4
Future lease payments	71.2	0.5	38.9	0.7	24.9	5.0	16.0	1.0
Less amount representing interest	14.5	—	13.8	0.2	13.9	0.8	11.5	0.1
Present value of future minimum lease payments	$56.7	$0.5	$25.1	$0.5	$11.0	$4.2	$4.5	$0.9

At December 31, 2018, future minimum rental payments, excluding executory costs, such as property taxes, state use taxes, insurance, and maintenance were as follows:

Operating Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$11.5	$1.5	$7.2	$0.5
2020	9.8	1.4	6.0	0.4
2021	8.7	1.2	5.3	0.4
2022	7.2	1.1	4.4	0.4
2023	4.7	0.5	3.1	0.2
Thereafter	32.7	0.2	29.5	0.3
Future minimum lease payments	$74.6	$5.9	$55.5	$2.2

Capital Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$3.4	$2.0	$0.5	$0.1
2020	3.4	2.0	0.5	0.1
2021	2.9	1.5	0.5	0.1
2022	1.5	—	0.6	0.1
2023	0.7	—	0.6	0.1
Thereafter	13.9	—	13.4	0.5
Future minimum lease payments	25.8	5.5	16.1	1.0
Less amount representing interest	13.8	1.0	12.4	0.1
Present value of future minimum lease payments	$12.0	$4.5	$3.7	$0.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$157.1	$116.2	$114.2	$43.0	$42.9	$—	$—
Long-Term Debt	13,089.8	13,519.6	3,265.8	3,538.0	2,945.2	3,107.3	805.3	831.1
Rate Reduction Bonds	604.9	623.3	—	—	—	—	604.9	623.3

As of December 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.8	$116.2	$113.8	$43.0	$43.0	$—	$—
Long-Term Debt	13,086.1	13,154.9	3,254.0	3,429.2	2,944.8	3,024.1	805.2	819.5
Rate Reduction Bonds	635.7	645.8	—	—	—	—	635.7	645.8

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(4.4)	$(0.5)	$(55.1)	$(60.0)	$(6.2)	$—	$(60.2)	$(66.4)

OCI Before Reclassifications	—	0.7	—	0.7	—	(0.4)	—	(0.4)
Amounts Reclassified from AOCI	0.3	—	1.2	1.5	0.7	—	3.0	3.7
Net OCI	0.3	0.7	1.2	2.2	0.7	(0.4)	3.0	3.3
Balance as of March 31st	$(4.1)	$0.2	$(53.9)	$(57.8)	$(5.5)	$(0.4)	$(57.2)	$(63.1)

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

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2019 and December 31, 2018	Issued as of
	Par Value		March 31, 2019	December 31, 2018
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

As of March 31, 2019 and December 31, 2018, there were 16,530,932 and 16,992,594 Eversource common shares held as treasury shares, respectively. As of March 31, 2019 and December 31, 2018, Eversource common shares outstanding were 317,347,470 and 316,885,808, respectively.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plan, shares issued under the dividend reinvestment plan, and matching contributions under the Eversource 401k Plan.

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2019 and 2018. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2019 and December 31, 2018. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net Income Attributable to Common Shareholders	$308.7	$269.5
Weighted Average Common Shares Outstanding:
Basic	317,624,593	317,397,052
Dilutive Effect	691,489	595,947
Diluted	318,316,082	317,992,999
Basic and Diluted EPS	$0.97	$0.85

16.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,033.3	$258.9	$—	$27.0	$—	$—	$1,319.2
Commercial	652.6	143.8	—	14.3	—	(1.1)	809.6
Industrial	82.1	30.9	—	1.1	—	(2.7)	111.4
Total Retail Tariff Sales Revenues	1,768.0	433.6	—	42.4	—	(3.8)	2,240.2
Wholesale Transmission Revenues	—	—	324.9	—	13.5	(270.8)	67.6
Wholesale Market Sales Revenues	51.5	21.7	—	1.0	—	—	74.2
Other Revenues from Contracts with Customers	12.6	0.9	3.2	1.7	244.6	(245.4)	17.6
Reserve for Revenues Subject to Refund	(3.1)	1.6	—	(0.8)	—	—	(2.3)
Total Revenues from Contracts with Customers	1,829.0	457.8	328.1	44.3	258.1	(520.0)	2,397.3
Alternative Revenue Programs	2.1	10.4	12.4	0.9	—	(11.1)	14.7
Other Revenues (1)	2.8	0.7	—	0.3	—	—	3.8
Total Operating Revenues	$1,833.9	$468.9	$340.5	$45.5	$258.1	$(531.1)	$2,415.8

	For the Three Months Ended March 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$994.4	$248.9	$—	$26.4	$—	$—	$1,269.7
Commercial	611.4	134.7	—	13.8	—	—	759.9
Industrial	81.5	29.5	—	1.0	—	(2.5)	109.5
Total Retail Tariff Sales Revenues	1,687.3	413.1	—	41.2	—	(2.5)	2,139.1
Wholesale Transmission Revenues	—	—	313.6	—	10.1	(258.7)	65.0
Wholesale Market Sales Revenues	58.5	17.8	—	0.8	—	—	77.1
Other Revenues from Contracts with Customers	16.0	(0.6)	3.1	4.0	220.8	(221.4)	21.9
Reserve for Revenues Subject to Refund	(19.3)	(4.5)	—	(2.2)	—	—	(26.0)
Total Revenues from Contracts with Customers	1,742.5	425.8	316.7	43.8	230.9	(482.6)	2,277.1
Alternative Revenue Programs	8.7	(1.7)	(11.7)	0.7	—	10.6	6.6
Other Revenues	3.4	0.8	—	0.1	—	—	4.3
Total Operating Revenues	$1,754.6	$424.9	$305.0	$44.6	$230.9	$(472.0)	$2,288.0

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$510.5	$371.0	$151.8	$483.4	$364.2	$146.8
Commercial	236.7	336.5	79.8	222.5	314.4	74.9
Industrial	34.6	28.8	18.7	35.8	28.1	17.6
Total Retail Tariff Sales Revenues	781.8	736.3	250.3	741.7	706.7	239.3
Wholesale Transmission Revenues	154.8	122.6	47.5	150.8	118.6	44.2
Wholesale Market Sales Revenues	13.7	24.4	13.4	10.3	24.9	24.1
Other Revenues from Contracts with Customers	8.9	4.0	3.6	7.5	8.3	3.5
Reserve for Revenues Subject to Refund	—	—	(3.1)	(12.5)	(3.7)	(3.1)
Total Revenues from Contracts with Customers	959.2	887.3	311.7	897.8	854.8	308.0
Alternative Revenue Programs	5.7	7.3	1.5	(5.1)	6.7	(4.6)
Other Revenues (1)	1.0	1.5	0.3	1.3	1.7	0.4
Eliminations	(116.7)	(98.5)	(37.1)	(109.0)	(93.1)	(36.4)
Total Operating Revenues	$849.2	$797.6	$276.4	$785.0	$770.1	$267.4

(1) Other Revenues include certain fees charged to customers, which are not considered revenue from contracts with customers. Other revenues also includes lease revenues under lessor accounting guidance of $1.0 million at Eversource, $0.2 million at CL&P, and $0.6 million at NSTAR Electric for the three months ended March 31, 2019.

17.    SEGMENT INFORMATION

Eversource is organized into the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities prior to sales in January and August 2018, and NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) Eversource Water Ventures, Inc., parent company of Aquarion, and 5) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests that are not consolidated, which include a natural gas pipeline project owned by Enbridge, Inc., the offshore wind business, a renewable energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline project described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,833.9	$468.9	$340.5	$45.5	$258.1	$(531.1)	$2,415.8
Depreciation and Amortization	(179.2)	(20.4)	(61.5)	(11.8)	(13.6)	0.6	(285.9)
Other Operating Expenses	(1,475.6)	(341.3)	(98.8)	(25.0)	(225.5)	531.0	(1,635.2)
Operating Income	$179.1	$107.2	$180.2	$8.7	$19.0	$0.5	$494.7
Interest Expense	$(49.2)	$(11.7)	$(30.6)	$(8.6)	$(44.2)	$12.6	$(131.7)
Other Income, Net	18.2	0.2	8.1	0.4	431.7	(427.6)	31.0
Net Income Attributable to Common Shareholders	120.1	76.5	118.2	0.9	407.5	(414.5)	308.7
Cash Flows Used for Investments in Plant	279.3	87.4	231.4	20.7	55.9	—	674.7

	For the Three Months Ended March 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,754.6	$424.9	$305.0	$44.6	$230.9	$(472.0)	$2,288.0
Depreciation and Amortization	(144.4)	(26.4)	(56.6)	(10.7)	(12.0)	0.6	(249.5)
Other Operating Expenses	(1,443.5)	(312.6)	(83.2)	(23.9)	(204.7)	471.9	(1,596.0)
Operating Income	$166.7	$85.9	$165.2	$10.0	$14.2	$0.5	$442.5
Interest Expense	$(47.4)	$(11.1)	$(29.7)	$(8.4)	$(31.9)	$7.4	$(121.1)
Other Income/(Loss), Net	19.6	2.0	8.0	(0.6)	360.1	(355.3)	33.8
Net Income Attributable to Common Shareholders	104.2	57.8	107.4	1.5	346.0	(347.4)	269.5
Cash Flows Used for Investments in Plant	236.0	70.4	239.2	19.0	42.7	—	607.3

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2019	$21,507.0	$4,019.1	$10,533.4	$2,268.3	$18,939.8	$(18,326.6)	$38,941.0
As of December 31, 2018	21,389.1	3,904.9	10,285.0	2,253.0	17,874.2	(17,464.9)	38,241.3

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2018 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2018 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2018 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview:

•	We earned $308.7 million, or $0.97 per share, in the first quarter of 2019, compared with $269.5 million, or $0.85 per share, in the first quarter of 2018.

•
Our electric distribution segment earned $120.1 million, or $0.38 per share, in the first quarter of 2019, compared with $104.2 million, or $0.33 per share, in the first quarter of 2018.  Our electric transmission segment earned $118.2 million, or $0.37 per share, in the first quarter of 2019, compared with $107.4 million, or $0.34 per share, in the first quarter of 2018.  Our natural gas distribution segment earned $76.5 million, or $0.24 per share, in the first quarter of 2019, compared with $57.8 million, or $0.18 per share, in the first quarter of 2018.  Our water distribution segment earned $0.9 million in the first quarter of 2019, compared with $1.5 million in the first quarter of 2018.

•	Eversource parent and other companies had a net loss of $7.0 million in the first quarter of 2019, compared with a net loss of $1.4 million in the first quarter of 2018.

Liquidity:

•
Cash flows provided by operating activities totaled $428.0 million in the first quarter of 2019, compared with $177.7 million in the first quarter of 2018, due primarily to the $166.5 million decrease in pension and PBOP cash contributions in the first quarter of 2019, compared to the first quarter of 2018. Investments in property, plant and equipment totaled $674.7 million in the first quarter of 2019, compared with $607.3 million in the first quarter of 2018.  Cash totaled $35.1 million as of March 31, 2019, compared with $108.1 million as of December 31, 2018.

•
On April 1, 2019, CL&P issued $300 million of new long-term debt. Proceeds from this new issuance were used primarily to repay short-term borrowings, which were previously used to repay, at maturity, $250 million of long-term debt previously issued by CL&P that matured in the first quarter of 2019, and to fund capital expenditures and working capital.

•
On February 6, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on March 29, 2019 to shareholders of record as of March 5, 2019. On May 1, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, payable on June 28, 2019, to shareholders of record as of May 23, 2019.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS.

	For the Three Months Ended March 31,
	2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$308.7	$0.97	$269.5	$0.85
Regulated Companies	$315.7	$0.99	$270.9	$0.85
Eversource Parent and Other Companies	(7.0)	(0.02)	(1.4)	—
Net Income Attributable to Common Shareholders (GAAP)	$308.7	$0.97	$269.5	$0.85

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$120.1	$0.38	$104.2	$0.33
Electric Transmission	118.2	0.37	107.4	0.34
Natural Gas Distribution	76.5	0.24	57.8	0.18
Water Distribution	0.9	—	1.5	—
Net Income - Regulated Companies	$315.7	$0.99	$270.9	$0.85

Our electric distribution segment earnings increased $15.9 million in the first quarter of 2019, as compared to the first quarter of 2018, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018 and the recognition in 2019 of carrying charges on PSNH storm costs approved for recovery. The earnings increase was partially offset by the absence in 2019 of generation earnings at PSNH due to the sale of its thermal and hydroelectric generation assets in 2018, higher depreciation expense and lower non-service income from our benefit plans.

Our electric transmission segment earnings increased $10.8 million in the first quarter 2019, as compared to the first quarter of 2018, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $18.7 million in the first quarter of 2019, as compared to the first quarter of 2018, due primarily to the impact of the Yankee Gas base distribution rate increase effective November 15, 2018 and higher earnings from capital tracker mechanisms due to continued investment in infrastructure. Yankee Gas' decoupled rate structure is seasonally structured and provides greater earnings in the winter heating months. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other taxes expense, and higher depreciation expense.

Our water distribution segment earnings decreased $0.6 million in the first quarter of 2019, as compared to the first quarter of 2018. Our water distribution business is seasonal in nature, with lower earnings occurring during the winter months and higher earnings occurring during the summer months.

Eversource Parent and Other Companies:  Eversource parent and other companies had a net loss of $7.0 million in the first quarter of 2019, compared with a net loss of $1.4 million in the first quarter of 2018.  The increased loss was due primarily to higher interest expense and a higher effective tax rate, partially offset by higher return at Eversource Service as a result of increased investments in property, plant and equipment.

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

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table below).  For CL&P, NSTAR Electric, Yankee Gas, and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is also decoupled.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	For the Three Months Ended March 31, 2019 Compared to 2018
	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	1,968	1,972	(0.2)%	—	—	—%	451	467	(3.4)%
Decoupled and Special Contracts (3)	11,183	11,249	(0.6)%	45,376	43,179	5.1%	4,378	4,357	0.5%
Total Sales Volumes	13,151	13,221	(0.5)%	45,376	43,179	5.1%	4,829	4,824	0.1%

(1)
Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2018 sales volumes for NSTAR Electric have been recast to present January 2018 as decoupled to conform to the current year presentation.

(2)
Effective November 15, 2018, Yankee Gas operated under a decoupled rate structure. The 2018 sales volumes for Yankee Gas have been recast to present 2018 as decoupled to conform to the current year presentation.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Liquidity

Cash totaled $35.1 million as of March 31, 2019, compared with $108.1 million as of December 31, 2018.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,371.0	$631.5	$79.0	$818.5	2.69%	2.77%
NSTAR Electric Commercial Paper Program	368.4	278.5	281.6	371.5	2.49%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2019 or December 31, 2018. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no borrowings outstanding as of March 31, 2019 or December 31, 2018.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and are classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the CL&P long-term debt issuance on April 1, 2019, the net proceeds of which were used to repay CL&P's short-term borrowings, $261.6 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt as of March 31, 2019.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2019, there were intercompany loans from Eversource parent to CL&P of $261.6 million, to PSNH of $61.0 million, and to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), of $22.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. As a result of the CL&P long-term debt issuance on April 1, 2019, $261.6 million of CL&P's intercompany borrowings were reclassified to Long-Term Debt as of March 31, 2019. The proceeds from the CL&P April 1, 2019 debt issuance were used to repay CL&P’s short-term borrowings that were outstanding as of March 31, 2019, and to fund capital expenditures and working capital.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Repaid short-term borrowings that were used to repay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Repaid at maturity on February 1, 2019

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually, beginning on February 1, 2019. PSNH paid $30.7 million of RRB principal payments and $16.2 million of interest payments in the first quarter of 2019.

Cash Flows:  Cash flows provided by operating activities totaled $428.0 million in the first quarter of 2019, compared with $177.7 million in the first quarter of 2018. The increase in operating cash flows was due primarily to the $166.5 million decrease in pension and PBOP cash contributions made in the first quarter of 2019 compared to the first quarter of 2018, approximately $70 million of storm restoration cost payments made in the first quarter of 2018, and the timing of accounts payable cash payments. Also contributing to the increase were tax refunds received in the first quarter of 2019 of $52.6 million, compared to tax payments of $11.5 million in 2018. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms and the timing of cash collections and payments related to other working capital items.

On February 6, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on March 29, 2019 to shareholders of record as of March 5, 2019. In the first quarter of 2019, we paid cash dividends of $169.8 million, compared with $160.0 million paid in the first quarter of 2018. On May 1, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, payable on June 28, 2019, to shareholders of record as of May 23, 2019.

In the first quarter of 2019, CL&P, NSTAR Electric and PSNH paid $99.0 million, $60.6 million, and $19.0 million, respectively, in common stock dividends to Eversource parent.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plan, shares issued under the dividend reinvestment plan, and matching contributions under the Eversource 401k Plan.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first quarter of 2019, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $674.7 million, $189.4 million, $208.5 million, and $110.9 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings:  On February 12, 2019, S&P changed the outlook on all its credit ratings for Eversource, CL&P, NSTAR Electric and PSNH from stable to negative. On March 22, 2019, Fitch changed the outlook on the credit ratings of Eversource parent from positive to stable.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A+	Negative	BBB+	Stable
CL&P	A3	Stable	A+	Negative	A-	Stable
NSTAR Electric	A2	Positive	A+	Negative	A	Stable
PSNH	A3	Stable	A+	Negative	A-	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $603.1 million in the first quarter of 2019, compared to $496.2 million in the first quarter of 2018.  These amounts included $49.3 million and $30.9 million in the first quarter of 2019 and 2018, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $3.9 million in the first quarter of 2019, as compared to the first quarter of 2018.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
CL&P	$112.2	$101.1
NSTAR Electric	59.3	53.7
PSNH	27.7	33.4
NPT	5.0	12.1
Total Electric Transmission Segment	$204.2	$200.3

Northern Pass:  Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. Northern Pass has achieved several key milestones to date, including receiving the majority of federal, state and Canadian permits required to be constructed and placed in service to ultimately provide delivery of hydropower. Three permits remain outstanding.

On January 25, 2018, Northern Pass was selected as the winning bidder in the Massachusetts Clean Energy Request for Proposals ("RFP"). In March 2018, the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application after which the Massachusetts EDCs revoked the selection of, and terminated contract negotiations with, Northern Pass under the Massachusetts Clean Energy RFP. On July 12, 2018, the NHSEC issued a written decision denying Northern Pass’ April 2018 motion for rehearing. On October 12, 2018, the New Hampshire Supreme Court accepted an appeal filed by NPT, which alleged that the NHSEC failed to follow applicable law in its review of the project. Subsequently, the NHSEC transmitted the record of its proceedings to the New Hampshire Supreme Court on December 11, 2018. Briefing of the appeal began on February 4, 2019 and concluded on April 10, 2019. The New Hampshire Supreme Court will hear oral arguments on May 15, 2019 and a decision is expected later this year. NPT intends to continue to pursue NHSEC approval to construct the project.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. We continue to believe that our project costs are recoverable based on our expectation that the Northern Pass project remains probable of being placed in service. If, as a result of future events and changes in circumstances, a future recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $311 million of capitalized project costs being impaired. Such an impairment could have a material adverse effect on our financial position and results of operations.

Greater Boston Reliability Solution: The Greater Boston and New Hampshire Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service and 16 Massachusetts upgrades have been placed in service. Seven upgrades are under construction and one upgrade is expected to enter construction in the second quarter of 2019. We anticipate approval from the Massachusetts Energy Facilities Siting Board on the two remaining projects in the second quarter of 2019. Most upgrades are expected to be completed by the end of 2019.  Four projects are expected to be in service by the end of 2020 and another project by mid-2021. We estimate our portion of the investment in the Solution will be approximately $560 million, of which $369.0 million has been spent and capitalized through March 31, 2019.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million. As of March 31, 2019, 23 projects have been placed in service, and four projects are in active construction and are expected to be placed in service through 2019. As of March 31, 2019, CL&P had spent and capitalized $240.0 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. On April 11, 2019, the NHSEC issued its written decision denying motions for rehearing submitted by three entities that intervened in the proceeding. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had spent and capitalized $32.2 million in costs through March 31, 2019.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2019
Basic Business	$33.3	$66.8	$8.1	$108.2	$11.2	$2.1	$121.5
Aging Infrastructure	45.2	43.0	25.4	113.6	53.2	13.0	179.8
Load Growth and Other	14.3	17.4	3.9	35.6	10.0	0.4	46.0
Total Distribution	92.8	127.2	37.4	257.4	74.4	15.5	347.3
Solar	—	2.3	—	2.3	—	—	2.3
Total	$92.8	$129.5	$37.4	$259.7	$74.4	$15.5	$349.6
2018
Basic Business	$49.8	$38.7	$17.6	$106.1	$10.0	$2.2	$118.3
Aging Infrastructure	22.7	20.1	19.9	62.7	28.7	9.2	100.6
Load Growth and Other	13.3	2.7	3.6	19.6	4.7	0.4	24.7
Total Distribution	85.8	61.5	41.1	188.4	43.4	11.8	243.6
Solar and Generation	—	21.0	0.4	21.4	—	—	21.4
Total	$85.8	$82.5	$41.5	$209.8	$43.4	$11.8	$265.0

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

For the water distribution business, basic business addresses daily operational needs including periodic meter replacement, water main relocation, facility maintenance, and tools. Aging infrastructure relates to reliability and the replacement of water mains, regulators, storage tanks, pumping stations, wellfields, reservoirs, and treatment facilities. Load growth and other reflects growth in our service territory, including improvements to acquisitions, installation of new services, and interconnections of systems.

Offshore Wind Business: Our offshore wind business includes ownership interests in key offshore wind assets in the Northeast, including contracts for the Revolution Wind and South Fork Wind projects. Our offshore wind projects are being developed in partnership with Ørsted.
This business also participates in opportunities for future solicitations for offshore wind in the Northeast U.S.

On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent interest in North East Offshore LLC, which holds the Revolution Wind and South Fork Wind power projects, as well as a 257-square-mile tract off the coasts of Massachusetts and Rhode Island.

This transaction augments our existing 50-50 partnership with Ørsted for Bay State Wind. Bay State Wind is located on a separate 300-square-mile ocean tract adjacent to the North East Offshore area. Together, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually host at least 4,000 MW of offshore wind generation.

Eversource and Ørsted have jointly participated, or expect to participate, in the following opportunities for future solicitations for offshore wind based on each state's clean energy requirements:

•
The New York State Energy Research and Development Authority ("NYSERDA") RFP for 800 MW, issued in November 2018. NYSERDA has the authority to award more than 800 MW in the first solicitation if sufficient attractive offers are received. On February 14, 2019, Eversource and Ørsted submitted joint proposals in response to the RFP under the project name Sunrise Wind. NYSERDA will award contracts to its selected bidders in 2019.

•	Massachusetts’ second offshore wind RFP for 400 MW to 800 MW, expected to be issued by mid-2019.

Revolution Wind and South Fork Wind: Revolution Wind is a 700 MW offshore wind power project, located approximately 15 miles south of the Rhode Island coast, that will deliver power to Rhode Island (400 MW) and Connecticut (300 MW). The Revolution Wind project was selected under Connecticut and Rhode Island RFPs based on each state's clean energy requirements. In Connecticut, 20-year power purchase agreements for a total of 200 MW were executed and have been approved by the PURA. In Rhode Island, a 20-year power purchase agreement for 400 MW was executed and is awaiting regulatory approval. The remaining 100 MW was awarded in the Connecticut RFP, and a power purchase agreement is currently under negotiation with the electric distribution companies.

South Fork Wind is a 130 MW offshore wind power project, located approximately 35 miles east of Long Island, that will interconnect into eastern Long Island where it will deliver power to the Long Island Power Authority households. The South Fork Wind project was selected by the Long Island Power Authority, and a 20-year power purchase agreement for 90 MW was executed. Subsequently, the Long Island Power Authority agreed to expand the original power purchase agreement to 130 MW through an amendment to the original agreement. Negotiations are currently underway to finalize this amendment.

South Fork Wind is expected to be commissioned by the end of 2022, and Revolution Wind is expected to be commissioned in 2023. The completion dates are subject to permitting, engineering, siting and finalizing power purchase agreements, where applicable.

Bay State Wind: Bay State Wind is located approximately 25 miles south of the coast of Massachusetts and has the ultimate potential to generate at least 2,000 MW of clean, renewable energy.

Natural Gas Transmission Project: On April 1, 2019, pursuant to a provision in the partnership agreement jointly entered into by Eversource, Enbridge, Inc. and National Grid plc, through Algonquin Gas Transmission, LLC, the Access Northeast project was terminated. The full carrying value of our equity method investment in the Access Northeast project was written off in 2018.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2019.

On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The parties to these proceedings were directed to submit briefs on this new proposed framework and how they would apply the proposed framework in each of the four complaint proceedings. Initial briefs were filed by the NETOs, Complainants and FERC Trial Staff on January 11, 2019 and reply briefs were filed on March 8, 2019. The NETOs' brief was supportive of the overall ROE methodology determined in the October 16, 2018 order provided the FERC does not change the proposed methodology or alter its implementation in a manner that has a material impact on the results.

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

Although the order provided illustrative calculations, FERC stated that these calculations are merely preliminary. The FERC’s preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order, as changes to the methodology by FERC are possible as a result of the parties’ arguments and calculations in the briefing process. Until FERC issues a final decision on each of these four complaints, there is significant uncertainty, and at this time, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings. The October 16, 2018 FERC order or the 2019 briefs did not provide a reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

FERC Notices of Inquiry: On March 21, 2019, FERC issued two Notices of Inquiry ("NOI") that may affect Eversource transmission ROEs and incentives. One NOI seeks comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. The other NOI seeks comments on FERC's policies for implementing electric transmission incentives. Initial comments on both NOIs are due in June 2019 with reply comments due in July 2019. At this time, Eversource cannot predict how these NOIs will affect its ROEs or incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2019, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2018 Form 10-K.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.9 billion and included in regulatory liabilities as of March 31, 2019. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The refund of EDIT has begun at several of our distribution companies and is reflected in rates. The refund to customers results in lower Revenues on the statements of income, and lower current tax expense as a result of the lower revenue and the amortization of the EDIT regulatory liabilities, both of which are recognized as a reduction to Income Tax Expense on the statements of income. The refund of EDIT results in a lower effective tax rate and no impact on net income.

Connecticut:

CL&P Storm Filing: CL&P's approved rate case settlement in 2018 incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a future storm filing.  On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years to begin May 1, 2019.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to capital or other balance sheet accounts.

Clean Energy RFP: On December 28, 2018, under Public Act 17-3, "An Act Concerning Zero Carbon Procurement," DEEP selected the Millstone Nuclear Power Station generation facility, along with smaller generation facilities, in DEEP’s zero-carbon request for proposal. CL&P and UI were directed by DEEP to enter into ten-year contracts to purchase a combined total of approximately 9 million MWh annually from the Millstone generation facility. On March 15, 2019, CL&P and UI each signed a ten-year contract with the owner of Millstone Nuclear Power Station in order to purchase a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. The parties filed the contract with PURA on March 29, 2019 for review and approval. A decision from PURA is expected in the third quarter of 2019.

The significant output of the generation facility, the contract period, and the pricing will result in a significant multi-billion dollar commitment. We plan to sell the energy purchased under this contract into the market and use the proceeds from these energy sales to offset the contract costs.  As the net costs under this contract will be recovered from customers in future rates, the contract will not have an impact on the net income of CL&P.

Massachusetts:

Hingham Condemnation: On April 22, 2019, the town of Hingham, Massachusetts voted to acquire the water system and treatment plant that supply the towns of Hingham, Hull and north Cohasset with water.  The acquisition price is currently estimated to be more than $100 million, subject to adjustment based on actual capital investments as legally required and other future closing adjustments.  Aquarion will continue to operate the water system during the transition period until the sale occurs.  The Company is evaluating the impact of the sale on its financial statements, which will be recorded when the sale transaction occurs. No loss is expected. The transaction is expected to close by the end of 2019. As of March 31, 2019, these water distribution assets were included within Property, Plant and Equipment, Net on the balance sheet and were also reflected in the Water Distribution segment and reporting unit.

New Hampshire:

Distribution Rates: On April 26, 2019, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase of approximately $33 million, effective July 1, 2019. Also on April 26, 2019, PSNH filed a notice of intent with the NHPUC to request an increase in permanent base distribution rates of $70 million, effective July 1, 2020, which is inclusive of the $33 million temporary rate increase request.  PSNH expects to file an application with the NHPUC for the permanent increase in base distribution rates in the second quarter of 2019.

2013 through 2016 Storm Costs: On March 26, 2019, the NHPUC approved the recovery of $38.1 million, plus carrying charges, of storm costs incurred from December 2013 through April 2016 and the transfer of funding from PSNH’s major storm reserve to recover those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. As a result of the duration of time between incurring storm costs in December 2013 through April 2016 and final approval from the NHPUC in 2019, PSNH recognized $5.2 million (pre-tax) for the equity return component of the carrying charges within Other Income, Net on the statement of income in the first quarter of 2019, which has been collected from customers. Also included in the March 26, 2019 NHPUC approval is a prospective requirement for PSNH to annually net its storm funding reserve collected from customers against deferred storm costs.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2018 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018	Increase/ (Decrease)
Operating Revenues	$2,415.8	$2,288.0	$127.8
Operating Expenses:
Purchased Power, Fuel and Transmission	974.9	946.8	28.1
Operations and Maintenance	335.6	332.5	3.1
Depreciation	214.9	204.3	10.6
Amortization	71.0	45.2	25.8
Energy Efficiency Programs	140.1	134.2	5.9
Taxes Other Than Income Taxes	184.6	182.5	2.1
Total Operating Expenses	1,921.1	1,845.5	75.6
Operating Income	494.7	442.5	52.2
Interest Expense	131.7	121.1	10.6
Other Income, Net	31.0	33.8	(2.8)
Income Before Income Tax Expense	394.0	355.2	38.8
Income Tax Expense	83.4	83.8	(0.4)
Net Income	310.6	271.4	39.2
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$308.7	$269.5	$39.2

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	For the Three Months Ended March 31, 2019 Compared to 2018
	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	1,968	1,972	(0.2)%	—	—	—%	451	467	(3.4)%
Decoupled and Special Contracts (3)	11,183	11,249	(0.6)%	45,376	43,179	5.1%	4,378	4,357	0.5%
Total Sales Volumes	13,151	13,221	(0.5)%	45,376	43,179	5.1%	4,829	4,824	0.1%

(1)
Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2018 sales volumes for NSTAR Electric have been recast to present January 2018 as decoupled to conform to the current year presentation.

(2)
Effective November 15, 2018, Yankee Gas operated under a decoupled rate structure. The 2018 sales volumes for Yankee Gas have been recast to present 2018 as decoupled to conform to the current year presentation.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric, Yankee Gas, and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is also decoupled.

Operating Revenues: Operating Revenues by segment increased for the three months ended March 31, 2019, as compared to the same period in 2018, as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$79.3
Natural Gas Distribution	44.0
Electric Transmission	35.5
Water Distribution	0.9
Other	27.2
Eliminations	(59.1)
Total Operating Revenues	$127.8

Electric Distribution Revenues:

•
Base electric distribution revenues increased $18.3 million due primarily to the impact of CL&P's base distribution rate increase as a result of the PURA-approved rate case settlement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
Tracked revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked retail electric distribution revenues increased as a result of an increase in electric energy supply costs ($56.1 million), an increase in stranded cost recovery revenues ($23.5 million), and an increase in other distribution tracking mechanisms ($18.3 million), partially offset by a decrease in retail electric transmission charges ($31.8 million). Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties, which decreased $7.0 million.

Natural Gas Distribution Revenues:

•
Base natural gas distribution revenues increased $20.2 million due primarily to the decoupled rate structure at Yankee Gas beginning November 15, 2018, which is seasonally structured and provides higher revenues in the winter heating months.

•
Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($21.2 million) and an increase in wholesale sales of natural gas to third party suppliers ($3.9 million).

Electric Transmission Revenues:  Electric transmission revenues increased $35.5 million due primarily to ongoing investments in our transmission infrastructure.

Other Revenues and Eliminations: Other revenues primarily include the revenues of Eversource's service company, most of which are eliminated in consolidation. Intercompany eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business, and revenues from Eversource's service company.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$60.4
Natural Gas Distribution	25.6
Transmission	(27.4)
Eliminations	(30.5)
Total Purchased Power, Fuel and Transmission	$28.1

The increase in purchased power expense at the electric distribution business for the three months ended March 31, 2019, as compared to the same period in 2018, was driven primarily by higher prices associated with the procurement of energy supply. The increase in natural gas supply costs at our natural gas distribution business was due primarily to higher average sales volumes.

The decrease in transmission costs for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(12.4)
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	10.2
Other non-tracked operations and maintenance	0.3
Total Base Electric Distribution (Non-Tracked Costs)	(1.9)
Base Natural Gas Distribution (Non-Tracked Costs)	3.0
Water Distribution	0.8
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Increase due primarily to higher electric transmission expenses, partially offset by the absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	9.3
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	20.6
Eliminations	(28.7)
Total Operations and Maintenance	$3.1

Depreciation expense increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to higher utility plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement. Partially offsetting these increases was lower depreciation expense at PSNH as a result of the sale of the thermal and hydroelectric generation assets in 2018.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. In addition, the increase includes amortization of PSNH's securitized regulatory asset of $10.6 million related to the 2018 RRB issuance.

Energy Efficiency Programs expense increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to higher spending for CL&P's, NSTAR Electric's and PSNH's energy efficiency programs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to higher property taxes as a result of higher utility plant in service balances and higher gross earnings taxes (the costs of which are tracked), partially offset by a decrease related to CL&P's future remittance of energy efficiency funds to the State of Connecticut (which totaled $10.7 million in the first three months of 2019, as compared to $12.7 million in the first three months of 2018) and a decrease in NSTAR Electric's property taxes due to a decrease in tax rates.

Interest Expense increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to interest expense on the 2018 PSNH RRB issuance ($5.4 million), an increase in interest on notes payable ($4.3 million) and an increase in interest on long-term debt ($4.2 million) as a result of new debt issuances. Partially offsetting these increases was an increase in AFUDC related to debt funds and other capitalized interest ($4.6 million).

Other Income, Net decreased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to a decrease related to pension, SERP and PBOP non-service income components ($7.8 million), partially offset by the recognition in the first quarter of 2019 of $5.2 million of the equity return component of the carrying charges related to storms incurred from December 2013 through April 2016 recorded in interest income at PSNH.

Income Tax Expense decreased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to amortization of EDIT ($8.1 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million), partially offset by higher pre-tax earnings ($8.1 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $11.2 million, offset by current tax benefit of $3.1 million and amortization of EDIT of $8.1 million for the first quarter ended March 31, 2019, which results in no impact on net income.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Operating Revenues	$849.2	$785.0	$64.2	$797.6	$770.1	$27.5	$276.4	$267.4	$9.0
Operating Expenses:
Purchased Power, Fuel and Transmission	319.8	301.9	17.9	330.1	332.6	(2.5)	113.5	109.7	3.8
Operations and Maintenance	130.6	117.3	13.3	113.0	118.7	(5.7)	52.6	51.4	1.2
Depreciation	73.3	67.5	5.8	72.6	70.5	2.1	22.9	23.5	(0.6)
Amortization of Regulatory Assets, Net	35.7	28.0	7.7	22.6	6.4	16.2	13.7	5.0	8.7
Energy Efficiency Programs	26.0	22.8	3.2	76.7	74.8	1.9	6.7	5.2	1.5
Taxes Other Than Income Taxes	92.0	90.3	1.7	44.8	48.1	(3.3)	17.3	16.8	0.5
Total Operating Expenses	677.4	627.8	49.6	659.8	651.1	8.7	226.7	211.6	15.1
Operating Income	171.8	157.2	14.6	137.8	119.0	18.8	49.7	55.8	(6.1)
Interest Expense	35.8	36.8	(1.0)	27.9	26.5	1.4	14.4	12.8	1.6
Other Income, Net	3.9	6.6	(2.7)	11.1	12.6	(1.5)	7.0	4.7	2.3
Income Before Income Tax Expense	139.9	127.0	12.9	121.0	105.1	15.9	42.3	47.7	(5.4)
Income Tax Expense	29.4	28.4	1.0	27.0	28.0	(1.0)	9.5	12.6	(3.1)
Net Income	$110.5	$98.6	$11.9	$94.0	$77.1	$16.9	$32.8	$35.1	$(2.3)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Three Months Ended March 31,
	2019	2018	Decrease	Percentage Decrease
CL&P	5,350	5,376	(26)	(0.5)%
NSTAR Electric	5,833	5,874	(41)	(0.7)%
PSNH	1,968	1,972	(4)	(0.2)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $64.2 million at CL&P, $27.5 million at NSTAR Electric and $9.0 million for PSNH for the three months ended March 31, 2019, as compared to the same period in 2018.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $19.6 million due primarily to the impact of its base distribution rate increase as a result of the PURA-approved rate case settlement agreement that became effective May 1, 2018 (a portion of which did not impact earnings).

•
NSTAR Electric's distribution revenues decreased $0.9 million due primarily to the impact of its decoupled rate structure, which was effective February 1, 2018, partially offset by an increase to base distribution rates effective January 1, 2019.

•	PSNH's base distribution revenues decreased $0.4 million due primarily to lower demand revenues in the first quarter of 2019, as compared to the same period in 2018.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation.  In addition, tracked revenues include certain incentives earned and carrying charges that are billed in rates to customers. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. Tracked revenues increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues
Energy supply procurement (1)	$36.3	$27.8	$(8.0)
Retail transmission	(9.5)	(13.9)	(8.4)
Stranded cost recovery	(2.9)	0.8	25.6
Other distribution tracking mechanisms	5.0	11.0	2.3
Wholesale Market Sales Revenue	3.4	(0.5)	(10.7)

(1)	The decrease at PSNH includes the absence in 2019 of the recovery of generation rate base return due to the sales of its thermal and hydroelectric generation assets in 2018.

Transmission Revenues: Transmission revenues increased $17.3 million at CL&P, $8.8 million at NSTAR Electric, and $9.4 million at PSNH, respectively, due primarily to ongoing investments in our transmission infrastructure.

Eliminations: Intercompany eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $7.7 million at CL&P, $5.4 million at NSTAR Electric and $0.7 million at PSNH.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$34.1	$16.0	$10.3
Transmission Costs	(8.5)	(13.2)	(5.7)
Eliminations	(7.7)	(5.3)	(0.8)
Total Purchased Power, Fuel and Transmission	$17.9	$(2.5)	$3.8

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

•
The decrease in transmission costs at CL&P, NSTAR Electric and PSNH was primarily a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(1.8)	$(9.8)	$(0.8)
Storm restoration costs	(4.4)	2.2	1.0
Operations-related expenses, including vegetation management, vehicles, and outside services (excluding storm restoration costs)	5.1	—	5.1
Other non-tracked operations and maintenance	3.4	(1.9)	—
Total Base Electric Distribution (Non-Tracked Costs)	2.3	(9.5)	5.3
Tracked Costs:
Absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(6.8)
Transmission expenses	9.7	1.1	2.7
Other tracked operations and maintenance	1.3	2.7	—
Total Tracked Costs	11.0	3.8	(4.1)
Total Operations and Maintenance	$13.3	$(5.7)	$1.2

Depreciation increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

•	The increase at CL&P was due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due primarily to higher depreciation rates on certain distribution property, partially offset by overall lower depreciation rates on remaining property.

•	The decrease at PSNH was due primarily to the sale of the thermal and hydroelectric generation assets in 2018.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased at CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. In addition, the increase at PSNH includes amortization of its securitized regulatory asset of $10.6 million related to the 2018 RRB issuance.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to higher spending for CL&P's, NSTAR Electric's and PSNH's energy efficiency programs.

Taxes Other Than Income Taxes increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

•
The increase at CL&P was due primarily to higher property taxes as a result of higher utility plant balances and higher gross earnings taxes (the costs of which are tracked), partially offset by a decrease related to CL&P's future remittance of energy efficiency funds to the State of Connecticut (which totaled $10.7 million in the first three months of 2019, as compared to $12.7 million in the first three months of 2018).

•	The decrease at NSTAR Electric was due primarily to lower property taxes as a result of a decrease in tax rates.

Interest Expense increased at PSNH for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to interest on the 2018 RRB issuance ($5.4 million), partially offset by lower interest on long-term debt ($2.1 million) and lower interest on notes payable ($1.0 million).

Other Income, Net (decreased)/increased for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

•	The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($3.6 million).

•
The increase at PSNH was due to the recognition in the first quarter of 2019 of $5.2 million of the equity return component of the carrying charges related to storms incurred from December 2013 through April 2016 recorded in interest income, partially offset by a decrease related to pension, SERP and PBOP non-service income components ($1.8 million).

Income Tax Expense increased/(decreased) for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the following:

•
The increase at CL&P was due primarily to higher pre-tax earnings ($2.8 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.8 million).

•
The decrease at NSTAR Electric was due primarily to amortization of EDIT ($4.9 million), partially offset by higher pre-tax earnings ($3.5 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $6.8 million, offset by current tax benefit of $1.9 million and amortization of EDIT of $4.9 million for the first quarter ended March 31, 2019, which results in no impact on net income.

•
The decrease at PSNH was due primarily to lower pre-tax earnings ($1.4 million), amortization of EDIT ($1.3 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $1.8 million, offset by current tax benefit of $0.5 million and amortization of EDIT of $1.3 million for the first quarter ended March 31, 2019, which results in no impact on net income.

EARNINGS SUMMARY

CL&P's earnings increased $11.9 million for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the impact of the CL&P base distribution rate increase effective May 1, 2018 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by lower non-service income from our benefit plans, higher depreciation expense and higher property and other tax expense.

NSTAR Electric's earnings increased $16.9 million for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to lower operations and maintenance expense, an increase in transmission earnings driven by a higher transmission rate base, and lower property and other tax expense.

PSNH's earnings decreased $2.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the absence in 2019 of generation earnings as a result of thermal and hydroelectric generation asset sales in 2018, higher operations and maintenance expense, and higher property and other tax expense. The earnings decrease was partially offset by the recognition in 2019 of carrying charges on storm costs approved for recovery and an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $198.3 million for the three months ended March 31, 2019, as compared to $64.7 million in the same period of 2018.  The increase in operating cash flows was due primarily to the timing of accounts payable cash payments, the absence in 2019 of cash payments of $82.3 million in pension contributions, and approximately $21 million of storm restoration cost payments made in the first quarter of 2018. Partially offsetting these increases were the timing of collections for regulatory tracking mechanisms and the timing of cash collections on our accounts receivable and other working capital items.

NSTAR Electric had cash flows provided by operating activities of $137.0 million for the three months ended March 31, 2019, as compared to $136.5 million in the same period of 2018.  The increase in operating cash flows was due primarily to $46 million of cash payments made in 2018 for storm restoration costs, income tax refunds received in the first quarter of 2019 of $27.8 million, compared to income tax payments of $8.8 million in the first quarter of 2018, and the timing of cash collections on our accounts receivables. Partially offsetting these increases were the timing of accounts payable cash payments and the timing of collections for regulatory tracking mechanisms.

PSNH had cash flows provided by operating activities of $132.6 million for the three months ended March 31, 2019, as compared to $96.2 million in the same period of 2018.  The increase in operating cash flows was due primarily to the timing of accounts payable cash payments and income tax refunds of $20.3 million in the first quarter of 2019, as compared to income tax refunds of $4.4 million in the same period in 2018. Partially offsetting these increases were the timing of collections for regulatory tracking mechanisms and collections and payments of our other working capital items.

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

Other Risk Management Activities

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2019, our regulated companies held collateral in the form of letters of credit of $5.0 million from counterparties related to our standard service contracts.  As of March 31, 2019, Eversource had $24.8 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2018 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2018 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2019 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2018 Form 10-K.  These disclosures are incorporated herein by reference.

As previously disclosed, on May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. The DOE Phase IV trial for the $1.2 million of remaining damages is expected to begin in June 2019. For a further discussion of the Yankee Companies v. U.S. Department of Energy, see Part I, Item 3, “Legal Proceedings” of our 2018 Form 10-K.

Other than as set forth above, there have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2018 Form 10-K.

ITEM 1A.	RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2018 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to shares awarded under the Company's dividend reinvestment plan and matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2019	966	$64.14	—	—
February 1 - February 28, 2019	—	—	—	—
March 1 - March 31, 2019	2,756	70.49	—	—
Total	3,722	$68.84	—	—

ITEM 6.	EXHIBITS

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
Supplemental Indenture (2019 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K field on April 4, 2019, File No. 000-00404)

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

EVERSOURCE ENERGY

May 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer