Form 10-Q
period 2019-06-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2019-08-06
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Registrant; State of Incorporation; Address; Telephone Number;
Commission File Number; and I.R.S. Employer Identification No.

EVERSOURCE ENERGY
(a Massachusetts voluntary association)
300 Cadwell Drive, Springfield, Massachusetts 01104
Telephone: (800) 286-5000
Commission File Number: 1-5324
I.R.S. Employer Identification No. 04-2147929

THE CONNECTICUT LIGHT AND POWER COMPANY
(a Connecticut corporation)
107 Selden Street, Berlin, Connecticut 06037-1616
Telephone: (800) 286-5000
Commission File Number: 0-00404
I.R.S. Employer Identification No. 06-0303850

NSTAR ELECTRIC COMPANY
(a Massachusetts corporation)
800 Boylston Street, Boston, Massachusetts 02199
Telephone: (800) 286-5000
Commission File Number: 1-02301
I.R.S. Employer Identification No. 04-1278810

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
(a New Hampshire corporation)
Energy Park
780 North Commercial Street, Manchester, New Hampshire 03101-1134
Telephone: (800) 286-5000
Commission File Number: 1-6392
I.R.S. Employer Identification No. 02-0181050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $5.00 par value per share	ES	New York Stock Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	No
☒	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).

Yes	No
☒	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Eversource Energy	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
The Connecticut Light and Power Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
NSTAR Electric Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
Public Service Company of New Hampshire	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2019

Eversource Energy Common Shares, $5.00 par value	323,602,045	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc. and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Sunrise Wind project
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Revolution Wind and South Fork Wind projects
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$20,578	$108,068
Receivables, Net	964,314	994,055
Unbilled Revenues	154,920	176,285
Fuel, Materials, Supplies and Inventory	174,124	238,042
Regulatory Assets	515,265	514,779
Prepayments and Other Current Assets	302,496	260,995
Total Current Assets	2,131,697	2,292,224

Property, Plant and Equipment, Net	26,304,446	25,610,428

Deferred Debits and Other Assets:
Regulatory Assets	4,404,176	4,631,137
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	748,705	464,286
Marketable Securities	401,231	417,508
Other Long-Term Assets	578,385	398,407
Total Deferred Debits and Other Assets	10,559,763	10,338,604

Total Assets	$38,995,906	$38,241,256

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$729,000	$910,000
Long-Term Debt – Current Portion	779,289	837,319
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	903,431	1,119,995
Regulatory Liabilities	379,850	370,230
Other Current Liabilities	677,341	823,006
Total Current Liabilities	3,512,121	4,112,882

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,549,922	3,506,030
Regulatory Liabilities	3,639,792	3,609,475
Derivative Liabilities	363,848	379,562
Accrued Pension, SERP and PBOP	955,092	962,510
Other Long-Term Liabilities	1,264,061	1,196,336
Total Deferred Credits and Other Liabilities	9,772,715	9,653,913

Long-Term Debt	13,039,180	12,248,743

Rate Reduction Bonds	561,727	583,331

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,699,292	1,669,392
Capital Surplus, Paid In	6,659,009	6,241,222
Retained Earnings	3,954,492	3,953,974
Accumulated Other Comprehensive Loss	(53,641)	(60,000)
Treasury Stock	(304,559)	(317,771)
Common Shareholders' Equity	11,954,593	11,486,817

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$38,995,906	$38,241,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2019	2018	2019	2018

Operating Revenues	$1,884,495	$1,853,856	$4,300,287	$4,141,818

Operating Expenses:
Purchased Power, Fuel and Transmission	620,904	653,915	1,595,786	1,600,662
Operations and Maintenance	328,010	293,858	663,606	626,406
Depreciation	219,084	199,140	434,032	403,406
Amortization	38,945	36,203	109,906	81,397
Energy Efficiency Programs	105,837	101,955	245,953	236,196
Taxes Other Than Income Taxes	181,083	177,431	365,672	359,865
Impairment of Northern Pass Transmission	239,644	—	239,644	—
Total Operating Expenses	1,733,507	1,462,502	3,654,599	3,307,932
Operating Income	150,988	391,354	645,688	833,886
Interest Expense	132,705	126,404	264,438	247,533
Other Income, Net	45,866	50,149	76,850	83,938
Income Before Income Tax Expense	64,149	315,099	458,100	670,291
Income Tax Expense	30,815	70,452	114,209	154,219
Net Income	33,334	244,647	343,891	516,072
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$31,454	$242,767	$340,132	$512,313

Basic and Diluted Earnings Per Common Share	$0.10	$0.76	$1.07	$1.61

Weighted Average Common Shares Outstanding:
Basic	319,664,998	317,344,596	318,644,796	317,370,825
Diluted	320,388,490	317,885,187	319,352,287	317,939,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$33,334	$244,647	$343,891	$516,072
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	262	471	578	1,195
Changes in Unrealized Gains/(Losses) on Marketable Securities	444	(144)	1,099	(588)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	3,457	1,815	4,682	4,808
Other Comprehensive Income, Net of Tax	4,163	2,142	6,359	5,415
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$35,617	$244,909	$346,491	$517,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				310,558			310,558
Dividends on Common Shares - $0.535 Per Share				(169,757)			(169,757)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,609)				(16,609)
Issuance of Treasury Shares	461,662		17,476			8,633	26,109
Other Comprehensive Income					2,196		2,196
Balance as of March 31, 2019	317,347,470	1,669,392	6,242,089	4,092,895	(57,804)	(309,138)	11,637,434
Net Income				33,334			33,334
Dividends on Common Shares - $0.535 Per Share				(169,857)			(169,857)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,980,000	29,900	403,650				433,550
Long-Term Incentive Plan Activity			6,470				6,470
Issuance of Treasury Shares	246,969		13,448			4,579	18,027
Capital Stock Expense			(6,648)				(6,648)
Other Comprehensive Income					4,163		4,163
Balance as of June 30, 2019	323,574,439	$1,699,292	$6,659,009	$3,954,492	$(53,641)	$(304,559)	$11,954,593

	For the Six Months Ended June 30, 2018
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2018	316,885,808	$1,669,392	$6,239,940	$3,561,084	$(66,403)	$(317,771)	$11,086,242
Net Income				271,426			271,426
Dividends on Common Shares - $0.505 Per Share				(160,027)			(160,027)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,320)				(15,320)
Other Comprehensive Income					3,273		3,273
Balance as of March 31, 2018	316,885,808	1,669,392	6,224,620	3,670,603	(63,130)	(317,771)	11,183,714
Net Income				244,647			244,647
Dividends on Common Shares - $0.505 Per Share				(160,027)			(160,027)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			4,627				4,627
Other Comprehensive Income					2,142		2,142
Balance as of June 30, 2018	316,885,808	$1,669,392	$6,229,247	$3,753,343	$(60,988)	$(317,771)	$11,273,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$343,891	$516,072
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	434,032	403,406
Deferred Income Taxes	36,535	161,883
Uncollectible Expense	31,546	29,250
Pension, SERP and PBOP Expense, Net	13,227	3,317
Pension and PBOP Contributions	(6,648)	(179,002)
Regulatory Overrecoveries, Net	23,830	36,669
Amortization	109,906	81,397
Proceeds from DOE Spent Nuclear Fuel Litigation	68,840	—
Impairment of Northern Pass Transmission	239,644	—
Other	(137,428)	(103,256)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	6,357	(52,923)
Fuel, Materials, Supplies and Inventory	63,918	65,609
Taxes Receivable/Accrued, Net	(6,883)	(132,999)
Accounts Payable	(156,077)	(80,059)
Other Current Assets and Liabilities, Net	(140,103)	(51,229)
Net Cash Flows Provided by Operating Activities	924,587	698,135

Investing Activities:
Investments in Property, Plant and Equipment	(1,377,753)	(1,251,678)
Proceeds from Sales of Marketable Securities	348,904	316,252
Purchases of Marketable Securities	(302,950)	(314,406)
Proceeds from the Sale of PSNH Generation Assets	—	116,809
Investments in Unconsolidated Affiliates	(265,955)	(13,220)
Other Investing Activities	4,055	(902)
Net Cash Flows Used in Investing Activities	(1,593,699)	(1,147,145)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	426,902	—
Cash Dividends on Common Shares	(323,346)	(320,055)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(181,000)	(98,500)
Issuance of Rate Reduction Bonds	—	635,663
Repayment of Rate Reduction Bonds	(30,727)	—
Issuance of Long-Term Debt	1,000,000	1,150,000
Retirement of Long-Term Debt	(250,437)	(860,421)
Other Financing Activities	(10,682)	(17,958)
Net Cash Flows Provided by Financing Activities	626,951	484,970
Net (Decrease)/Increase in Cash and Restricted Cash	(42,161)	35,960
Cash and Restricted Cash - Beginning of Period	209,324	85,890
Cash and Restricted Cash - End of Period	$167,163	$121,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$2,191	$87,721
Receivables, Net	415,542	397,026
Accounts Receivable from Affiliated Companies	33,519	23,082
Unbilled Revenues	53,670	56,971
Materials and Supplies	55,243	44,529
Regulatory Assets	175,706	125,155
Prepayments and Other Current Assets	23,390	60,279
Total Current Assets	759,261	794,763

Property, Plant and Equipment, Net	9,285,633	8,909,701

Deferred Debits and Other Assets:
Regulatory Assets	1,432,827	1,505,488
Other Long-Term Assets	221,860	199,767
Total Deferred Debits and Other Assets	1,654,687	1,705,255

Total Assets	$11,699,581	$11,409,719

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$259,400	$—
Long-Term Debt – Current Portion	—	250,000
Accounts Payable	287,984	324,983
Accounts Payable to Affiliated Companies	76,792	26,452
Obligations to Third Party Suppliers	52,100	56,248
Regulatory Liabilities	112,414	109,614
Derivative Liabilities	62,075	55,058
Other Current Liabilities	147,764	161,088
Total Current Liabilities	998,529	983,443

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,192,646	1,166,784
Regulatory Liabilities	1,153,360	1,122,157
Derivative Liabilities	363,717	379,536
Accrued Pension, SERP and PBOP	275,358	282,771
Other Long-Term Liabilities	153,878	155,495
Total Deferred Credits and Other Liabilities	3,138,959	3,106,743

Long-Term Debt	3,309,455	3,004,016

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,410,765	2,410,765
Retained Earnings	1,664,995	1,727,899
Accumulated Other Comprehensive Income	326	301
Common Stockholder's Equity	4,136,438	4,199,317

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,699,581	$11,409,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$740,846	$694,892	$1,590,092	$1,479,875

Operating Expenses:
Purchased Power and Transmission	246,540	234,335	566,373	536,223
Operations and Maintenance	133,351	109,685	263,989	226,977
Depreciation	74,555	69,383	147,844	136,881
Amortization of Regulatory Assets, Net	12,376	15,400	48,047	43,405
Energy Efficiency Programs	20,780	18,606	46,768	41,366
Taxes Other Than Income Taxes	86,465	84,375	178,463	174,676
Total Operating Expenses	574,067	531,784	1,251,484	1,159,528
Operating Income	166,779	163,108	338,608	320,347
Interest Expense	36,972	38,674	72,754	75,498
Other Income, Net	2,853	7,063	6,733	13,623
Income Before Income Tax Expense	132,660	131,497	272,587	258,472
Income Tax Expense	27,856	31,785	57,312	60,192
Net Income	$104,804	$99,712	$215,275	$198,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$104,804	$99,712	$215,275	$198,280
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	13	(13)	65
Changes in Unrealized Gains/(Losses) on Marketable Securities	15	(4)	38	(16)
Other Comprehensive Income, Net of Tax	8	9	25	49
Comprehensive Income	$104,812	$99,721	$215,300	$198,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	60,352	2,410,765	1,737,980	318	4,209,415
Net Income				104,804		104,804
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(176,400)		(176,400)
Other				1		1
Other Comprehensive Income					8	8
Balance as of June 30, 2019	6,035,205	$60,352	$2,410,765	$1,664,995	$326	$4,136,438

	For the Six Months Ended June 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	6,035,205	$60,352	$2,110,765	$1,415,741	$269	$3,587,127
Net Income				98,568		98,568
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			9,000			9,000
Other Comprehensive Income					40	40
Balance as of March 31, 2018	6,035,205	60,352	2,119,765	1,452,919	309	3,633,345
Net Income				99,712		99,712
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			91,000			91,000
Other Comprehensive Income					9	9
Balance as of June 30, 2018	6,035,205	$60,352	$2,210,765	$1,551,241	$318	$3,822,676

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$215,275	$198,280
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	147,844	136,881
Deferred Income Taxes	16,513	50,915
Uncollectible Expense	7,627	7,747
Pension, SERP, and PBOP Expense, Net	6,926	3,861
Pension Contributions	—	(41,150)
Regulatory Underrecoveries, Net	(40,460)	(39,908)
Amortization of Regulatory Assets, Net	48,047	43,405
Other	(40,290)	(40,825)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(37,101)	(34,772)
Taxes Receivable/Accrued, Net	19,701	105
Accounts Payable	5,443	(30,805)
Other Current Assets and Liabilities, Net	(3,941)	14,377
Net Cash Flows Provided by Operating Activities	345,584	268,111

Investing Activities:
Investments in Property, Plant and Equipment	(466,112)	(457,677)
Other Investing Activities	551	110
Net Cash Flows Used in Investing Activities	(465,561)	(457,567)

Financing Activities:
Cash Dividends on Common Stock	(275,400)	(60,000)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	—	100,000
Issuance of Long-Term Debt	300,000	500,000
Retirement of Long-Term Debt	(250,000)	(300,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	259,400	(45,500)
Other Financing Activities	4,237	(6,189)
Net Cash Flows Provided by Financing Activities	35,458	185,532
Net Decrease in Cash and Restricted Cash	(84,519)	(3,924)
Cash and Restricted Cash - Beginning of Period	91,613	9,619
Cash and Restricted Cash - End of Period	$7,094	$5,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$177	$1,606
Receivables, Net	346,428	361,296
Accounts Receivable from Affiliated Companies	25,071	31,344
Unbilled Revenues	42,144	34,518
Materials, Supplies and Inventory	64,513	114,202
Regulatory Assets	210,032	241,747
Prepayments and Other Current Assets	21,289	51,960
Total Current Assets	709,654	836,673

Property, Plant and Equipment, Net	9,075,789	8,794,700

Deferred Debits and Other Assets:
Regulatory Assets	1,178,974	1,196,512
Prepaid PBOP	146,717	132,810
Other Long-Term Assets	142,573	109,764
Total Deferred Debits and Other Assets	1,468,264	1,439,086

Total Assets	$11,253,707	$11,070,459

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$163,000	$278,500
Notes Payable to Eversource Parent	40,300	—
Long-Term Debt – Current Portion	95,000	—
Accounts Payable	288,153	384,398
Accounts Payable to Affiliated Companies	72,174	89,636
Obligations to Third Party Suppliers	95,360	109,547
Renewable Portfolio Standards Compliance Obligations	66,370	139,898
Regulatory Liabilities	170,970	190,620
Other Current Liabilities	61,710	74,872
Total Current Liabilities	1,053,037	1,267,471

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,318,267	1,294,467
Regulatory Liabilities	1,514,845	1,513,279
Accrued Pension and SERP	29,323	14,145
Other Long-Term Liabilities	297,346	263,096
Total Deferred Credits and Other Liabilities	3,159,781	3,084,987

Long-Term Debt	3,246,535	2,944,846

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,653,442	1,633,442
Retained Earnings	2,099,059	2,098,091
Accumulated Other Comprehensive Loss	(1,147)	(1,378)
Common Stockholder's Equity	3,751,354	3,730,155

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,253,707	$11,070,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$681,893	$690,737	$1,479,505	$1,460,865

Operating Expenses:
Purchased Power and Transmission	228,397	266,108	558,501	598,687
Operations and Maintenance	108,924	102,163	221,887	220,844
Depreciation	73,055	64,051	145,639	134,593
Amortization of Regulatory Assets, Net	23,184	11,954	45,768	18,318
Energy Efficiency Programs	65,904	65,184	142,633	139,978
Taxes Other Than Income Taxes	48,226	47,627	93,047	95,815
Total Operating Expenses	547,690	557,087	1,207,475	1,208,235
Operating Income	134,203	133,650	272,030	252,630
Interest Expense	28,238	27,359	56,120	53,822
Other Income, Net	10,657	14,269	21,743	26,870
Income Before Income Tax Expense	116,622	120,560	237,653	225,678
Income Tax Expense	26,888	32,639	53,906	60,607
Net Income	$89,734	$87,921	$183,747	$165,071
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$89,734	$87,921	$183,747	$165,071
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	1	2	2
Qualified Cash Flow Hedging Instruments	109	109	219	218
Changes in Unrealized Gains/(Losses) on Marketable Securities	4	(1)	10	(5)
Other Comprehensive Income, Net of Tax	114	109	231	215
Comprehensive Income	$89,848	$88,030	$183,978	$165,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	—	1,653,442	2,131,015	(1,261)	3,783,196
Net Income				89,734		89,734
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(121,200)		(121,200)
Other Comprehensive Income					114	114
Balance as of June 30, 2019	200	$—	$1,653,442	$2,099,059	$(1,147)	$3,751,354

	For the Six Months Ended June 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	200	$—	$1,502,942	$1,944,961	$(1,823)	$3,446,080
Net Income				77,149		77,149
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(161,000)		(161,000)
Capital Contributions from Eversource Parent			92,500			92,500
Other				1		1
Other Comprehensive Income					106	106
Balance as of March 31, 2018	200	—	1,595,442	1,860,621	(1,717)	3,454,346
Net Income				87,921		87,921
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			8,000			8,000
Other Comprehensive Income					109	109
Balance as of June 30, 2018	200	$—	$1,603,442	$1,948,052	$(1,608)	$3,549,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$183,747	$165,071
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	145,639	134,593
Deferred Income Taxes	11,603	29,238
Uncollectible Expense	11,605	11,301
Pension, SERP and PBOP Income, Net	(7,052)	(19,785)
Pension and PBOP Contributions	(3,007)	(59,156)
Regulatory Overrecoveries, Net	17,063	34,090
Amortization of Regulatory Assets, Net	45,768	18,318
Other	(36,973)	(14,646)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(6,769)	(40,073)
Materials, Supplies and Inventory	49,688	45,058
Taxes Receivable/Accrued, Net	25,572	(37,268)
Accounts Payable	(82,326)	(17,194)
Other Current Assets and Liabilities, Net	(103,054)	(46,861)
Net Cash Flows Provided by Operating Activities	251,504	202,686

Investing Activities:
Investments in Property, Plant and Equipment	(418,571)	(356,497)
Other Investing Activities	41	31
Net Cash Flows Used in Investing Activities	(418,530)	(356,466)

Financing Activities:
Cash Dividends on Common Stock	(181,800)	(161,000)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	400,000	—
Capital Contributions from Eversource Parent	20,000	100,500
Increase in Notes Payable to Eversource Parent	40,300	—
(Decrease)/Increase in Notes Payable	(115,500)	213,810
Other Financing Activities	(3,287)	(158)
Net Cash Flows Provided by Financing Activities	158,733	152,172
Net Decrease in Cash and Restricted Cash	(8,293)	(1,608)
Cash and Restricted Cash - Beginning of Period	14,659	14,708
Cash and Restricted Cash - End of Period	$6,366	$13,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$343	$1,439
Receivables, Net	99,416	104,854
Accounts Receivable from Affiliated Companies	11,476	8,444
Unbilled Revenues	39,665	47,145
Taxes Receivable	6,985	25,913
Materials, Supplies and Inventory	23,280	37,504
Regulatory Assets	77,854	67,228
Special Deposits	35,017	47,498
Prepayments and Other Current Assets	17,293	17,564
Total Current Assets	311,329	357,589

Property, Plant and Equipment, Net	2,969,347	2,880,073

Deferred Debits and Other Assets:
Regulatory Assets	827,898	862,288
Other Long-Term Assets	32,428	27,406
Total Deferred Debits and Other Assets	860,326	889,694

Total Assets	$4,141,002	$4,127,356

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$20,100	$57,000
Long-Term Debt – Current Portion	150,000	150,000
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	103,749	111,292
Accounts Payable to Affiliated Companies	27,195	26,029
Regulatory Liabilities	54,183	55,526
Other Current Liabilities	45,414	64,046
Total Current Liabilities	443,851	516,225

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	496,223	481,221
Regulatory Liabilities	416,999	428,069
Accrued Pension, SERP and PBOP	107,007	124,457
Other Long-Term Liabilities	33,584	36,339
Total Deferred Credits and Other Liabilities	1,053,813	1,070,086

Long-Term Debt	951,834	655,173

Rate Reduction Bonds	561,727	583,331

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	678,134	678,134
Retained Earnings	453,891	627,258
Accumulated Other Comprehensive Loss	(2,248)	(2,851)
Common Stockholder's Equity	1,129,777	1,302,541

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$4,141,002	$4,127,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$240,900	$235,146	$517,335	$502,497

Operating Expenses:
Purchased Power, Fuel and Transmission	85,768	83,494	199,299	193,212
Operations and Maintenance	52,729	46,487	105,359	97,867
Depreciation	23,261	22,808	46,180	46,301
Amortization of Regulatory Assets, Net	5,857	8,926	19,523	13,961
Energy Efficiency Programs	6,215	4,674	12,929	9,831
Taxes Other Than Income Taxes	20,725	21,879	38,037	38,680
Total Operating Expenses	194,555	188,268	421,327	399,852
Operating Income	46,345	46,878	96,008	102,645
Interest Expense	13,909	14,612	28,276	27,386
Other Income, Net	2,984	3,409	10,006	8,159
Income Before Income Tax Expense	35,420	35,675	77,738	83,418
Income Tax Expense	8,568	9,896	18,104	22,547
Net Income	$26,852	$25,779	$59,634	$60,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$26,852	$25,779	$59,634	$60,871
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	269	277	538	567
Changes in Unrealized Gains/(Losses) on Marketable Securities	27	(8)	65	(29)
Other Comprehensive Income, Net of Tax	296	269	603	538
Comprehensive Income	$27,148	$26,048	$60,237	$61,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	—	678,134	641,039	(2,544)	1,316,629
Net Income				26,852		26,852
Dividends on Common Stock				(214,000)		(214,000)
Other Comprehensive Income					296	296
Balance as of June 30, 2019	301	$—	$678,134	$453,891	$(2,248)	$1,129,777

	For the Six Months Ended June 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	301	$—	$843,134	$511,382	$(3,922)	$1,350,594
Net Income				35,093		35,093
Other Comprehensive Income					269	269
Balance as of March 31, 2018	301	—	843,134	546,475	(3,653)	1,385,956
Net Income				25,779		25,779
Capital Contributions from Eversource Parent			225,000			225,000
Return of Capital			(530,000)			(530,000)
Other				(1)		(1)
Other Comprehensive Income					269	269
Balance as of June 30, 2018	301	$—	$538,134	$572,253	$(3,384)	$1,107,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$59,634	$60,871
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	46,180	46,301
Deferred Income Taxes	12,030	41,981
Regulatory Underrecoveries, Net	(29,377)	(29,816)
Amortization of Regulatory Assets, Net	19,523	13,961
Other	(7,381)	(3,428)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	7,658	(10,510)
Materials, Supplies and Inventory	14,225	21,803
Taxes Receivable/Accrued, Net	18,029	(15,475)
Accounts Payable	(1,159)	(4,843)
Other Current Assets and Liabilities, Net	(17,620)	(8,050)
Net Cash Flows Provided by Operating Activities	121,742	112,795

Investing Activities:
Investments in Property, Plant and Equipment	(132,791)	(149,925)
Proceeds from the Sale of Generation Assets	—	116,809
Other Investing Activities	743	243
Net Cash Flows Used in Investing Activities	(132,048)	(32,873)

Financing Activities:
Cash Dividends on Common Stock	(233,000)	(150,000)
Capital Contributions from Eversource Parent	—	225,000
Return of Capital	—	(530,000)
Issuance of Long-Term Debt	300,000	—
Retirement of Long-Term Debt	—	(110,000)
Issuance of Rate Reduction Bonds	—	635,663
Repayment of Rate Reduction Bonds	(30,727)	—
Decrease in Notes Payable to Eversource Parent	(36,900)	(144,200)
Other Financing Activities	(2,703)	(75)
Net Cash Flows Used in Financing Activities	(3,330)	(73,612)
Net (Decrease)/Increase in Cash and Restricted Cash	(13,636)	6,310
Cash and Restricted Cash - Beginning of Period	52,723	2,191
Cash and Restricted Cash - End of Period	$39,087	$8,501

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2019 and December 31, 2018, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018. The results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018 and the cash flows for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results expected for a full year.

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

C.    Impairment of Northern Pass Transmission
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that would interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.

On March 30, 2018, the New Hampshire Site Evaluation Committee (“NHSEC”), one of the state regulatory agencies from which Northern Pass was required to obtain a siting permit, issued a written decision denying Northern Pass’ siting application. In the first quarter of 2018, Eversource conducted an impairment review of the Northern Pass project and concluded, at that time, that the recorded amount of project costs was recoverable. On July 12, 2018, the NHSEC issued a written decision denying Northern Pass’ April 2018 motion for rehearing, and on October 12, 2018, the New Hampshire Supreme Court accepted an appeal filed by Northern Pass that alleged that the NHSEC failed to follow applicable law in its review of the project. On July 19, 2019, the New Hampshire Supreme Court issued a decision denying Northern Pass’ appeal and affirming the NHSEC’s evaluation and decision that denied Northern Pass’ siting application.

Eversource evaluated the impact of the New Hampshire Supreme Court decision on the probability of construction and operation of Northern Pass. Eversource concluded that construction of the project was no longer probable and that substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired. Eversource concluded that the New Hampshire Supreme Court decision is a subsequent event that required recognition in the financial statements as of and for the three and six months ended June 30, 2019.

Based on the conclusion that the construction of Northern Pass was not probable, Eversource recorded an impairment charge for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the three and six months ended June 30, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. Eversource does not expect any significant estimated future cash expenditures associated with this impairment charge.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric and NSTAR Gas to recover in rates amounts associated with certain uncollectible hardship accounts receivable. These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts is included in Receivables, Net on the balance sheets. The provision for uncollectible hardship accounts is included in the total uncollectible provision balance. The provision balances are as follows:

	Total Provision for Uncollectible Accounts		Provision for Uncollectible Hardship Accounts
(Millions of Dollars)	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
Eversource	$226.4	$212.7	$137.9	$131.5
CL&P	88.7	88.0	70.9	71.9
NSTAR Electric	81.8	74.5	47.7	42.5
PSNH	11.2	11.1	—	—

Uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Eversource	$13.0	$9.5	$31.5	$29.3
CL&P	3.5	3.8	7.6	7.7
NSTAR Electric	5.7	3.8	11.6	11.3
PSNH	1.4	1.5	3.1	3.2

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

F.    Investments in Unconsolidated Affiliates
Investments in Offshore Wind Business: Eversource's offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which collectively hold power purchase agreements for the Revolution Wind and South Fork Wind projects and are in process of negotiating a power purchase agreement for the Sunrise Wind project. Eversource's offshore wind projects are being developed in partnership with Ørsted.

On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent interest in North East Offshore, which holds the Revolution Wind and South Fork Wind power projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership in Bay State Wind, which holds the Sunrise Wind power project. These equity investments are included in long-term assets on the balance sheet and earnings impacts are included in Other Income, Net on the statement of income. As of June 30, 2019, Eversource's total equity investment balance in its offshore wind business was $499.5 million. In July 2019, Eversource made an additional capital contribution of $54.9 million.

G.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2019				June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income/(Expense) Components	$5.8	$(0.9)	$5.4	$1.5	$14.6	$2.4	$9.5	$2.1
AFUDC Equity	13.1	3.2	5.1	0.9	10.9	3.3	3.9	—
Equity in Earnings (1)	25.9	0.1	0.2	—	22.9	—	0.4	—
Investment Income/(Loss)	(0.6)	(0.1)	(0.3)	(0.1)	(0.3)	0.4	0.3	—
Interest Income	1.3	0.5	0.2	0.7	1.9	1.0	0.2	1.3
Other	0.4	0.1	0.1	—	0.1	—	—	—
Total Other Income, Net	$45.9	$2.9	$10.7	$3.0	$50.1	$7.1	$14.3	$3.4

	For the Six Months Ended
	June 30, 2019				June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income/(Expense) Components	$13.1	$(1.6)	$12.4	$2.0	$29.8	$5.3	$17.9	$4.4
AFUDC Equity	24.1	5.8	9.1	1.1	20.6	6.1	7.3	—
Equity in Earnings (1)	30.9	0.1	0.4	—	27.5	—	0.4	—
Investment Income/(Loss)	0.6	1.7	(0.6)	0.2	0.4	0.2	0.9	0.1
Interest Income (2)	7.8	0.8	0.4	6.6	5.4	2.0	0.4	3.7
Other	0.4	(0.1)	—	0.1	0.2	—	—	—
Total Other Income, Net	$76.9	$6.7	$21.7	$10.0	$83.9	$13.6	$26.9	$8.2

(1) Equity in earnings includes $20.4 million of unrealized gains associated with an investment in a renewable energy fund for both the three and six months ended June 30, 2019. For both the three and six months ended June 30, 2018, unrealized gains on this investment totaled $17.6 million.

(2) See Note 2, "Regulatory Accounting" for interest income recognized in 2019 for the equity return component of carrying charges on storm costs at PSNH.

H.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Eversource	$36.4	$35.6	$81.4	$79.0
CL&P	31.8	31.5	68.0	67.1

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from above are amounts recorded as Taxes Other than Income Taxes related to the future remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts are $10.7 million and $21.4 million for the three and six months ended June 30, 2019, respectively, and $12.7 million and $25.4 million for the three and six months ended June 30, 2018, respectively. These amounts are recorded separately, with collections in Operating Revenues and with payments in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

I.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2019	As of June 30, 2018
Eversource	$323.7	$305.7
CL&P	114.0	110.9
NSTAR Electric	85.2	71.1
PSNH	29.9	46.6

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment plan, and matching contributions under the Eversource 401k Plan. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$20.6	$2.2	$0.2	$0.3	$108.1	$87.7	$1.6	$1.4
Restricted cash included in:
Prepayments and Other Current Assets	54.1	4.6	6.1	35.0	72.1	3.5	13.0	47.5
Marketable Securities	20.5	0.3	0.1	0.6	25.9	0.4	0.1	0.6
Other Long-Term Assets	72.0	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$167.2	$7.1	$6.4	$39.1	$209.3	$91.6	$14.7	$52.7

Restricted cash included in Prepayments and Other Current Assets primarily represents cash collections related to the PSNH RRB customer charges that are held in trust, and required ISO-NE cash deposits. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage facilities obligations. Restricted cash included in Other Long-Term Assets at Eversource primarily relates to DOE Phase IV damages proceeds received at CYAPC and YAEC in the second quarter of 2019. See Note 9D, "Commitments and Contingencies - Spent Nuclear Fuel Obligations - Yankee Companies," for further information.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,870.5	$407.4	$554.8	$151.1	$1,914.8	$424.7	$544.4	$169.6
Income Taxes, Net	702.6	456.5	104.1	10.1	728.6	454.4	105.9	8.3
Securitized Stranded Costs	586.9	—	—	586.9	608.4	—	—	608.4
Storm Restoration Costs, Net	536.7	279.6	191.2	65.9	576.0	302.6	212.9	60.5
Regulatory Tracker Mechanisms	289.0	60.3	138.2	70.6	316.0	33.2	169.1	67.3
Derivative Liabilities	347.9	345.4	—	—	356.5	356.5	—	—
Goodwill-related	340.0	—	291.9	—	348.4	—	299.1	—
Asset Retirement Obligations	97.1	33.3	48.3	3.5	89.2	32.3	42.2	3.3
Other Regulatory Assets	148.8	26.0	60.5	17.7	208.0	27.0	64.6	12.1
Total Regulatory Assets	4,919.5	1,608.5	1,389.0	905.8	5,145.9	1,630.7	1,438.2	929.5
Less: Current Portion	515.3	175.7	210.0	77.9	514.8	125.2	241.7	67.2
Total Long-Term Regulatory Assets	$4,404.2	$1,432.8	$1,179.0	$827.9	$4,631.1	$1,505.5	$1,196.5	$862.3

Storm Filings: On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years to begin May 1, 2019.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to plant or other balance sheet accounts. All approved amounts will be fully recoverable through specific mechanisms or through future rate cases.

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

In addition, on June 27, 2019, the NHPUC approved a temporary rate settlement that permits PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $142.0 million (including $43.6 million for CL&P, $61.4 million for NSTAR Electric and $15.3 million for PSNH) and $122.9 million (including $42.1 million for CL&P, $49.3 million for NSTAR Electric and $12.2 million for PSNH) of additional regulatory costs as of June 30, 2019 and December 31, 2018, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,860.7	$1,028.7	$1,090.0	$395.4	$2,883.0	$1,031.0	$1,103.7	$396.4
Cost of Removal	544.9	51.0	319.4	21.4	521.0	39.9	307.1	22.1
Benefit Costs	83.8	—	70.9	—	91.2	—	76.9	—
Regulatory Tracker Mechanisms	333.3	110.0	141.9	31.2	309.0	89.5	163.7	48.3
AFUDC - Transmission	71.7	46.7	25.0	—	70.7	47.4	23.3	—
Revenue Subject to Refund due to Tax Cuts and Jobs Act	29.2	—	—	19.1	24.6	—	—	12.6
Other Regulatory Liabilities	96.1	29.4	38.6	4.1	80.2	24.0	29.2	4.2
Total Regulatory Liabilities	4,019.7	1,265.8	1,685.8	471.2	3,979.7	1,231.8	1,703.9	483.6
Less: Current Portion	379.9	112.4	171.0	54.2	370.2	109.6	190.6	55.5
Total Long-Term Regulatory Liabilities	$3,639.8	$1,153.4	$1,514.8	$417.0	$3,609.5	$1,122.2	$1,513.3	$428.1

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2019	As of December 31, 2018
(Millions of Dollars)
Distribution - Electric	$15,472.1	$15,071.1
Distribution - Natural Gas	3,632.9	3,546.2
Transmission - Electric	10,449.5	10,153.9
Distribution - Water	1,664.1	1,639.8
Solar	196.9	164.1
Utility	31,415.5	30,575.1
Other (1)	882.4	778.6
Property, Plant and Equipment, Gross	32,297.9	31,353.7
Less: Accumulated Depreciation
Utility	(7,357.9)	(7,126.2)
Other	(363.1)	(336.7)
Total Accumulated Depreciation	(7,721.0)	(7,462.9)
Property, Plant and Equipment, Net	24,576.9	23,890.8
Construction Work in Progress	1,727.5	1,719.6
Total Property, Plant and Equipment, Net	$26,304.4	$25,610.4

	As of June 30, 2019			As of December 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,352.8	$6,921.3	$2,238.3	$6,176.4	$6,756.4	$2,178.6
Transmission - Electric	4,880.6	4,148.8	1,415.2	4,700.5	4,065.9	1,338.7
Solar	—	196.9	—	—	164.1	—
Property, Plant and Equipment, Gross	11,233.4	11,267.0	3,653.5	10,876.9	10,986.4	3,517.3
Less: Accumulated Depreciation	(2,352.2)	(2,814.9)	(806.4)	(2,302.6)	(2,702.0)	(772.9)
Property, Plant and Equipment, Net	8,881.2	8,452.1	2,847.1	8,574.3	8,284.4	2,744.4
Construction Work in Progress	404.4	623.7	122.2	335.4	510.3	135.7
Total Property, Plant and Equipment, Net	$9,285.6	$9,075.8	$2,969.3	$8,909.7	$8,794.7	$2,880.1

(1)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

In the second quarter of 2019, Eversource recorded an impairment charge for the NPT project costs, which had been recorded within Construction Work in Progress and also the Transmission - Electric asset category. For further information regarding the impairment of NPT, see Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2019			As of December 31, 2018
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$11.1	$(0.3)	$10.8	$9.6	$(3.4)	$6.2
Other	Level 2	—	—	—	1.5	(0.9)	0.6
Long-Term Derivative Assets:
CL&P	Level 3	71.8	(2.2)	69.6	74.2	(2.3)	71.9
Current Derivative Liabilities:
CL&P	Level 3	(62.1)	—	(62.1)	(55.1)	—	(55.1)
Other	Level 2	(2.4)	—	(2.4)	—	—	—
Long-Term Derivative Liabilities:
CL&P	Level 3	(363.7)	—	(363.7)	(379.5)	—	(379.5)
Other	Level 2	(0.1)	—	(0.1)	—	—	—

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of June 30, 2019 and December 31, 2018 are 679 MW and 787 MW, respectively.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of June 30, 2019 and December 31, 2018, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the price of 7.1 million and 12.5 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2019 and 2018, there were losses of $5.1 million and gains of $8.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2019 and 2018, there were losses of $10.3 million and $27.5 million, respectively.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2019					As of December 31, 2018
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	7.34	per kW-Month	2023 - 2026	$4.30	—	7.44	per kW-Month	2022 - 2026
Forward Reserve	0.75	—	1.78	per kW-Month	2019 - 2024	0.75	—	1.78	per kW-Month	2019 - 2024

Exit price premiums of 3.1 percent through 14.6 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018	2019	2018
Derivatives, Net:
Fair Value as of Beginning of Period	$(353.1)	$(386.5)	$(356.5)	$(362.3)
Net Realized/Unrealized (Losses)/Gains Included in Regulatory Assets	(2.5)	8.6	(7.8)	(28.2)
Settlements	10.2	8.6	18.9	21.2
Fair Value as of End of Period	$(345.4)	$(369.3)	$(345.4)	$(369.3)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of June 30, 2019 and December 31, 2018 was $45.2 million and $44.0 million, respectively.  For the three months ended June 30, 2019 and 2018, there were unrealized gains of $2.3 million and $0.9 million, respectively, recorded in Other Income, Net related to these equity securities. For the six months ended June 30, 2019 and 2018, there were unrealized gains of $3.3 million and $0.2 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $158.5 million and $200.0 million as of June 30, 2019 and December 31, 2018, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2019				As of December 31, 2018
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$204.3	$5.4	$(0.1)	$209.6	$190.0	$0.4	$(4.0)	$186.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $172.4 million and $143.9 million as of June 30, 2019 and December 31, 2018, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the three and six months ended June 30, 2019 and 2018.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of June 30, 2019, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$26.9	$26.9
One to five years	48.8	49.6
Six to ten years	38.4	40.0
Greater than ten years	90.2	93.1
Total Debt Securities	$204.3	$209.6

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2019	As of December 31, 2018
Level 1:
Mutual Funds and Equities	$203.7	$244.0
Money Market Funds	20.5	25.9
Total Level 1	$224.2	$269.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$107.0	$79.6
Corporate Debt Securities	46.1	39.5
Asset-Backed Debt Securities	13.4	14.0
Municipal Bonds	12.8	19.2
Other Fixed Income Securities	9.8	8.2
Total Level 2	$189.1	$160.5
Total Marketable Securities	$413.3	$430.4

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$566.0	$631.5	$884.0	$818.5	2.55%	2.77%
NSTAR Electric Commercial Paper Program	163.0	278.5	487.0	371.5	2.42%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2019 or December 31, 2018. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no borrowings outstanding as of June 30, 2019 or December 31, 2018.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2019, there were intercompany loans from Eversource parent to CL&P of $259.4 million, to PSNH of $20.1 million, and to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), of $40.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On April 26, 2019, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2019.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Repaid short-term borrowings that were used to repay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Repaid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Repaid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Repay long-term debt due to mature in December 2019, repaid short-term borrowings and fund capital expenditures and working capital
Other:
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Repaid short-term borrowings and fund capital expenditures and working capital

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

As a result of the NSTAR Gas debt issuance in July 2019, $75 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource's consolidated balance sheet as of June 30, 2019.

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

(Millions of Dollars)
Balance Sheet:	As of June 30, 2019	As of December 31, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$35.0	$47.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Costs (included in Regulatory Assets)	586.9	608.4
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.9	5.8
Accrued Interest (included in Other Current Liabilities)	8.9	14.4
Rate Reduction Bonds - Current Portion	43.2	52.3
Rate Reduction Bonds - Long-Term Portion	561.7	583.3

(Millions of Dollars)	For the Three Months Ended		For the Six Months Ended
Income Statement:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$6.8	$21.5	$6.8
Interest Expense on RRB Principal (included in Interest Expense)	5.3	2.8	10.7	2.8

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

The components of net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets for future recovery, are shown below.  The service cost component of net periodic benefit expense, less the capitalized portion, is included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income. Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized and deferred portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.1	$4.4	$3.6	$1.5	$20.7	$5.2	$4.3	$2.7
Interest Cost	54.8	11.4	12.3	6.0	49.1	10.5	10.9	5.5
Expected Return on Pension Plan Assets	(91.7)	(18.1)	(24.2)	(10.1)	(97.9)	(19.4)	(26.6)	(10.8)
Actuarial Loss	35.6	6.3	11.8	2.3	35.7	7.1	10.1	3.3
Prior Service Cost	0.3	—	—	—	2.1	0.2	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$15.1	$4.0	$3.5	$(0.3)	$9.7	$3.6	$(1.2)	$0.8
Intercompany Allocations	N/A	$5.8	$5.3	$—	N/A	$1.5	$1.6	$0.5

	Pension and SERP
	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$35.4	$9.2	$7.5	$4.1	$43.1	$11.0	$9.0	$5.7
Interest Cost	109.1	23.0	24.2	12.2	97.8	20.9	21.7	10.9
Expected Return on Pension Plan Assets	(183.8)	(36.9)	(48.6)	(20.4)	(195.8)	(40.2)	(51.8)	(21.8)
Actuarial Loss	72.1	14.3	21.2	5.9	71.8	14.8	20.7	6.5
Prior Service Cost	0.6	—	0.1	—	4.1	0.6	0.1	0.2
Total Net Periodic Benefit Expense/(Income)	$33.4	$9.6	$4.4	$1.8	$21.0	$7.1	$(0.3)	$1.5
Intercompany Allocations	N/A	$13.6	$8.4	$2.5	N/A	$3.0	$3.2	$1.0

	PBOP
	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$1.8	$0.3	$0.4	$0.1	$2.5	$0.4	$0.5	$0.3
Interest Cost	8.2	1.6	2.4	0.8	6.8	1.5	2.2	0.9
Expected Return on Plan Assets	(16.8)	(2.3)	(7.5)	(1.3)	(16.7)	(2.6)	(8.1)	(1.5)
Actuarial Loss	1.6	0.3	0.7	—	1.6	0.4	0.4	0.2
Prior Service Cost/(Credit)	(5.8)	0.3	(4.2)	0.1	(5.7)	0.3	(4.3)	0.1
Total Net Periodic Benefit Expense/(Income)	$(11.0)	$0.2	$(8.2)	$(0.3)	$(11.5)	$—	$(9.3)	$—
Intercompany Allocations	N/A	$(0.3)	$(0.4)	$(0.1)	N/A	$(0.2)	$(0.3)	$(0.1)

	PBOP
	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$3.9	$0.7	$0.9	$0.4	$5.0	$0.9	$1.0	$0.6
Interest Cost	16.3	3.1	4.7	1.7	14.4	2.9	4.4	1.6
Expected Return on Plan Assets	(33.4)	(4.5)	(15.1)	(2.8)	(34.8)	(5.2)	(16.2)	(3.0)
Actuarial Loss	4.1	0.7	1.7	0.2	4.4	0.8	1.1	0.4
Prior Service Cost/(Credit)	(11.6)	0.5	(8.5)	0.2	(11.5)	0.5	(8.5)	0.3
Total Net Periodic Benefit Expense/(Income)	$(20.7)	$0.5	$(16.3)	$(0.3)	$(22.5)	$(0.1)	$(18.2)	$(0.1)
Intercompany Allocations	N/A	$(0.4)	$(0.6)	$(0.2)	N/A	$(0.5)	$(0.7)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2019		As of December 31, 2018
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	58	$71.6	60	$64.7
CL&P	15	5.8	15	5.4
NSTAR Electric	15	10.5	16	10.9
PSNH	9	5.4	9	5.4

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $57.1 million and $50.1 million as of June 30, 2019 and December 31, 2018, respectively, and related primarily to the natural gas business segment.

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

The significant output of the generation facility, the contract period, and the pricing will result in a significant multi-billion dollar contractual commitment. We plan to sell the energy purchased under this contract into the market and use the proceeds from these energy sales to offset the contract costs.  As the net costs under this contract will be recovered from customers in future rates, the contract will not have an impact on the net income of CL&P.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line would go into commercial operation, Eversource parent would guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. Eversource parent also entered into a guaranty on behalf of NPT under which Eversource parent would guarantee NPT's obligations under a facility with a financial institution pursuant to which NPT may request letters of credit in an aggregate amount of up to approximately $14 million. In the second quarter of 2019, Eversource concluded that construction of the NPT project was no longer probable. For further information regarding the impairment of NPT, see Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements. While these guarantees are currently outstanding, it is expected that they will be extinguished pending the final dissolution of NPT.

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of June 30, 2019:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Investment LLC	North East Offshore (1)	$113.9	-
Various	Surety Bonds (2)	34.0	2019 - 2021
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	7.1	2024
Bay State Wind	Real Estate Purchase	2.5	2020

(1)
Eversource parent issued a declining balance guaranty on behalf of its subsidiary, Eversource Investment LLC, which holds an ownership interest in North East Offshore. Eversource parent will guarantee, as a primary obligor, the financial obligations, primarily all post-closing payment obligations of Eversource Investment LLC, under the Sale and Purchase Agreement and an Irrevocable Equity Commitment Letter with Ørsted. Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, CYAPC and YAEC received damages of $40.7 million and $28.1 million, respectively, which were recorded as restricted cash within Other Long-Term Assets on the Eversource consolidated balance sheet as of June 30, 2019.

The Yankee Companies are in the process of preparing a required informational filing with FERC as to the use of proceeds. At this time, the damages are primarily expected to be used by the Yankee Companies to fund remaining fuel storage obligations, and management does not expect significant amounts to be refunded to Eversource utilities (CL&P, NSTAR Electric and PSNH). The utilities would then ultimately refund any amounts received to utility customers.

On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2019.

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

The components of lease cost, prior to amounts capitalized, are as follows:

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Financing Lease Cost:
Amortization of Right-of-use-Assets	$0.4	$0.2	$—	$—	$0.7	$0.4	$0.1	$—
Interest on Lease Liabilities	0.3	0.1	0.2	—	0.7	0.3	0.3	—
Total Finance Lease Cost	0.7	0.3	0.2	—	1.4	0.7	0.4	—
Operating Lease Cost	2.9	0.1	0.5	—	5.9	0.1	0.9	—
Variable Lease Cost	15.7	3.1	—	12.6	31.1	6.5	—	24.6
Total Lease Cost	$19.3	$3.5	$0.7	$12.6	$38.4	$7.3	$1.3	$24.6

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

Supplemental balance sheet information related to leases is as follows:

		As of June 30, 2019
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$54.6	$0.6	$24.4	$0.8
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$8.8	$0.2	$0.5	$0.2
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	45.8	0.4	23.9	0.6
Total Operating Lease Liabilities		$54.6	$0.6	$24.4	$0.8
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$9.4	$2.6	$3.4	$0.9
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$2.3	$1.5	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	9.3	2.3	4.4	0.8
Total Finance Lease Liabilities		$11.6	$3.8	$4.4	$0.9

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows (in millions of dollars, unless otherwise noted):

	Eversource	CL&P	NSTAR Electric	PSNH
As of June 30, 2019
Weighted-Average Remaining Lease Term (Years):
Operating Leases	12	4	21	8
Financing Leases	11	2	23	9
Weighted-Average Discount Rate (Percentage):
Operating Leases	3.9%	2.7%	4.1%	3.6%
Financing Leases	4.3%	10.5%	2.9%	3.5%

For the Three Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$3.0	$0.1	$0.5	$—
Operating Cash Flows from Finance Leases	0.3	0.1	0.1	—
Financing Cash Flows from Finance Leases	0.5	0.4	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	0.4	0.2	—	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	1.3	—	—	—

	Eversource	CL&P	NSTAR Electric	PSNH
For the Six Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$5.9	$0.1	$0.8	$—
Operating Cash Flows from Finance Leases	0.6	0.3	0.3	—
Financing Cash Flows from Finance Leases	0.9	0.7	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	1.7	0.2	—	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	1.3	—	—	—

Future minimum lease payments, excluding variable costs, under long-term leases, as of June 30, 2019 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
July 1, 2019 through December 31, 2019	$5.7	$0.3	$0.8	$0.2	$1.7	$1.0	$0.3	$0.1
Year Ending December 31,
2020	10.3	0.2	1.6	0.2	3.4	2.0	0.5	0.1
2021	9.2	0.1	1.6	0.2	2.9	1.5	0.5	0.1
2022	7.5	—	1.6	0.1	1.5	—	0.6	0.1
2023	4.9	—	1.6	0.1	0.7	—	0.6	0.1
2024	2.9	—	1.7	—	0.7	—	0.6	0.1
Thereafter	29.2	0.1	28.9	0.2	13.2	—	12.8	0.4
Future lease payments	69.7	0.7	37.8	1.0	24.1	4.5	15.9	1.0
Less amount representing interest	15.1	0.1	13.4	0.2	12.5	0.7	11.5	0.1
Present value of future minimum lease payments	$54.6	$0.6	$24.4	$0.8	$11.6	$3.8	$4.4	$0.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$161.0	$116.2	$117.4	$43.0	$43.6	$—	$—
Long-Term Debt	13,818.5	14,639.4	3,309.5	3,724.9	3,341.5	3,599.6	1,101.8	1,145.3
Rate Reduction Bonds	604.9	642.2	—	—	—	—	604.9	642.2

As of December 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.8	$116.2	$113.8	$43.0	$43.0	$—	$—
Long-Term Debt	13,086.1	13,154.9	3,254.0	3,429.2	2,944.8	3,024.1	805.2	819.5
Rate Reduction Bonds	635.7	645.8	—	—	—	—	635.7	645.8

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(4.4)	$(0.5)	$(55.1)	$(60.0)	$(6.2)	$—	$(60.2)	$(66.4)

OCI Before Reclassifications	—	1.1	2.6	3.7	—	(0.6)	2.6	2.0
Amounts Reclassified from AOCI	0.6	—	2.1	2.7	1.2	—	2.2	3.4
Net OCI	0.6	1.1	4.7	6.4	1.2	(0.6)	4.8	5.4
Balance as of June 30th	$(3.8)	$0.6	$(50.4)	$(53.6)	$(5.0)	$(0.6)	$(55.4)	$(61.0)

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

Eversource did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to Retained Earnings as permitted by ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220).

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2019 and December 31, 2018	Issued as of
	Par Value		June 30, 2019	December 31, 2018
Eversource	$5	380,000,000	339,858,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuance and Forward Sale Agreement: On June 4, 2019, Eversource completed an equity offering of 17,940,000 common shares, consisting of 5,980,000 common shares issued directly by the Company and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. The issuance of 5,980,000 common shares resulted in proceeds of $426.9 million, net of issuance costs, and was reflected in shareholders’ equity and as a financing activity on the statement of cash flows.

Under the forward sale agreement, a total of 11,960,000 common shares were borrowed from third parties and sold to the underwriters. The forward sale agreement allows Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of June 30, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $50.2 million under a cash settlement or would have been required to deliver 662,694 common shares under a net share settlement.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 15, "Earnings Per Share," for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Treasury Shares: As of June 30, 2019 and December 31, 2018, there were 16,283,963 and 16,992,594 Eversource common shares held as treasury shares, respectively. As of June 30, 2019 and December 31, 2018, Eversource common shares outstanding were 323,574,439 and 316,885,808, respectively.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment plan, and matching contributions under the Eversource 401k Plan.

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2019 and 2018 and $3.8 million for each of the six months ended June 30, 2019 and 2018. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2019 and December 31, 2018. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

15.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards and the equity forward sale agreement, as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards, as well as the equity forward sale agreement, is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.

As described in Note 13, "Common Shares," earnings per share dilution, if any, related to the forward sale agreement will be determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of Eversource's common shares is higher than the adjusted forward sale price.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income Attributable to Common Shareholders	$31.5	$242.8	$340.1	$512.3
Weighted Average Common Shares Outstanding:
Basic	319,664,998	317,344,596	318,644,796	317,370,825
Dilutive Effect of:
Share-Based Compensation Awards and Other	645,450	540,591	668,470	568,269
Equity Forward Sale Agreement	78,042	—	39,021	—
Total Dilutive Effect	723,492	540,591	707,491	568,269
Diluted	320,388,490	317,885,187	319,352,287	317,939,094
Basic and Diluted EPS	$0.10	$0.76	$1.07	$1.61

16.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$805.0	$100.2	$—	$33.6	$—	$—	$938.8
Commercial	612.8	69.5	—	16.0	—	(0.9)	697.4
Industrial	81.3	23.5	—	1.1	—	(2.8)	103.1
Total Retail Tariff Sales Revenues	1,499.1	193.2	—	50.7	—	(3.7)	1,739.3
Wholesale Transmission Revenues	—	—	281.2	—	14.7	(239.8)	56.1
Wholesale Market Sales Revenues	39.4	14.4	—	0.9	—	—	54.7
Other Revenues from Contracts with Customers	15.1	0.4	3.7	1.8	236.1	(236.8)	20.3
Reserve for Revenues Subject to Refund	(3.1)	1.5	—	(0.6)	—	—	(2.2)
Total Revenues from Contracts with Customers	1,550.5	209.5	284.9	52.8	250.8	(480.3)	1,868.2
Alternative Revenue Programs	6.3	(2.7)	64.6	0.7	—	(58.8)	10.1
Other Revenues (1)	5.0	0.9	0.1	0.2	—	—	6.2
Total Operating Revenues	$1,561.8	$207.7	$349.6	$53.7	$250.8	$(539.1)	$1,884.5

	For the Six Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,838.3	$359.1	$—	$60.5	$—	$—	$2,257.9
Commercial	1,265.3	213.3	—	30.3	—	(2.0)	1,506.9
Industrial	163.4	54.4	—	2.2	—	(5.5)	214.5
Total Retail Tariff Sales Revenues	3,267.0	626.8	—	93.0	—	(7.5)	3,979.3
Wholesale Transmission Revenues	—	—	606.1	—	28.3	(510.7)	123.7
Wholesale Market Sales Revenues	90.8	36.1	—	1.9	—	—	128.8
Other Revenues from Contracts with Customers	27.7	1.4	6.9	3.5	480.7	(482.2)	38.0
Reserve for Revenues Subject to Refund	(6.1)	3.1	—	(1.2)	—	—	(4.2)
Total Revenues from Contracts with Customers	3,379.4	667.4	613.0	97.2	509.0	(1,000.4)	4,265.6
Alternative Revenue Programs	8.4	7.7	77.0	1.5	—	(69.8)	24.8
Other Revenues (1)	7.8	1.5	0.1	0.5	—	—	9.9
Total Operating Revenues	$3,395.6	$676.6	$690.1	$99.2	$509.0	$(1,070.2)	$4,300.3

	For the Three Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$794.4	$104.1	$—	$32.3	$—	$—	$930.8
Commercial	622.0	70.0	—	15.7	—	(2.0)	705.7
Industrial	88.4	23.5	—	1.1	—	(2.4)	110.6
Total Retail Tariff Sales Revenues	1,504.8	197.6	—	49.1	—	(4.4)	1,747.1
Wholesale Transmission Revenues	—	—	310.8	—	12.6	(268.0)	55.4
Wholesale Market Sales Revenues	34.2	12.1	—	0.9	—	—	47.2
Other Revenues from Contracts with Customers	18.4	(0.6)	3.2	1.9	224.4	(225.1)	22.2
Reserve for Revenues Subject to Refund	(7.3)	(3.5)	—	(0.5)	—	—	(11.3)
Total Revenues from Contracts with Customers	1,550.1	205.6	314.0	51.4	237.0	(497.5)	1,860.6
Alternative Revenue Programs	(14.4)	0.1	3.4	1.9	—	(2.9)	(11.9)
Other Revenues	4.2	0.8	—	0.2	—	—	5.2
Total Operating Revenues	$1,539.9	$206.5	$317.4	$53.5	$237.0	$(500.4)	$1,853.9

	For the Six Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,788.7	$352.9	$—	$59.7	$—	$—	$2,201.3
Commercial	1,233.4	204.7	—	30.0	—	(2.1)	1,466.0
Industrial	169.9	53.1	—	2.1	—	(5.0)	220.1
Total Retail Tariff Sales Revenues	3,192.0	610.7	—	91.8	—	(7.1)	3,887.4
Wholesale Transmission Revenues	—	—	624.5	—	22.7	(526.7)	120.5
Wholesale Market Sales Revenues	92.7	29.9	—	1.7	—	—	124.3
Other Revenues from Contracts with Customers	35.3	(0.9)	6.2	3.7	445.2	(446.3)	43.2
Reserve for Revenues Subject to Refund	(26.5)	(8.0)	—	(2.0)	—	—	(36.5)
Total Revenues from Contracts with Customers	3,293.5	631.7	630.7	95.2	467.9	(980.1)	4,138.9
Alternative Revenue Programs	(5.7)	(1.7)	(8.3)	2.6	—	7.7	(5.4)
Other Revenues	6.7	1.4	—	0.2	—	—	8.3
Total Operating Revenues	$3,294.5	$631.4	$622.4	$98.0	$467.9	$(972.4)	$4,141.8

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$402.8	$282.3	$119.9	$387.1	$292.5	$114.8
Commercial	224.7	315.8	72.7	220.7	325.5	76.2
Industrial	33.8	28.9	18.6	36.5	30.9	21.0
Total Retail Tariff Sales Revenues	661.3	627.0	211.2	644.3	648.9	212.0
Wholesale Transmission Revenues	115.9	127.5	37.8	139.9	120.9	50.1
Wholesale Market Sales Revenues	12.1	17.2	10.1	10.6	13.4	10.9
Other Revenues from Contracts with Customers	9.1	6.1	4.2	8.3	9.3	3.9
Reserve for Revenues Subject to Refund	—	—	(3.1)	(4.2)	—	(3.1)
Total Revenues from Contracts with Customers	798.4	777.8	260.2	798.9	792.5	273.8
Alternative Revenue Programs	55.1	2.1	13.7	1.0	(6.9)	(5.0)
Other Revenues (1)	2.7	1.9	0.5	2.4	1.6	0.2
Eliminations	(115.4)	(99.9)	(33.5)	(107.4)	(96.5)	(33.9)
Total Operating Revenues	$740.8	$681.9	$240.9	$694.9	$690.7	$235.1

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$913.4	$653.2	$271.7	$870.4	$656.7	$261.6
Commercial	461.3	652.3	152.6	443.2	640.0	151.1
Industrial	68.4	57.8	37.2	72.3	59.0	38.6
Total Retail Tariff Sales Revenues	1,443.1	1,363.3	461.5	1,385.9	1,355.7	451.3
Wholesale Transmission Revenues	270.7	250.1	85.3	290.6	239.5	94.3
Wholesale Market Sales Revenues	25.8	41.6	23.4	21.0	38.2	34.9
Other Revenues from Contracts with Customers	18.0	10.1	7.8	16.2	18.3	7.5
Reserve for Revenues Subject to Refund	—	—	(6.1)	(16.6)	(3.7)	(6.2)
Total Revenues from Contracts with Customers	1,757.6	1,665.1	571.9	1,697.1	1,648.0	581.8
Alternative Revenue Programs	60.9	9.3	15.2	(4.1)	(0.2)	(9.6)
Other Revenues (1)	3.7	3.4	0.8	3.3	2.7	0.6
Eliminations	(232.1)	(198.3)	(70.6)	(216.4)	(189.6)	(70.3)
Total Operating Revenues	$1,590.1	$1,479.5	$517.3	$1,479.9	$1,460.9	$502.5

(1)
Other Revenues include certain fees charged to customers, which are not considered revenue from contracts with customers. Other revenues also includes lease revenues under lessor accounting guidance of $1.1 million at Eversource, $0.3 million at CL&P, and $0.7 million at NSTAR Electric for the three months ended June 30, 2019, and $2.2 million at Eversource, $0.5 million at CL&P, and $1.3 million at NSTAR Electric for the six months ended June 30, 2019, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,561.8	$207.7	$349.6	$53.7	$250.8	$(539.1)	$1,884.5
Depreciation and Amortization	(150.1)	(19.5)	(62.3)	(12.0)	(14.7)	0.6	(258.0)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(1,243.0)	(179.8)	(108.4)	(25.0)	(218.4)	538.7	(1,235.9)
Operating Income/(Loss)	$168.7	$8.4	$(60.7)	$16.7	$17.7	$0.2	$151.0
Interest Expense	$(50.8)	$(11.9)	$(30.5)	$(8.6)	$(44.5)	$13.6	$(132.7)
Other Income/(Loss), Net	12.2	0.7	8.7	0.1	(114.9)	139.1	45.9
Net Income/(Loss) Attributable to Common Shareholders	105.4	(1.8)	(87.4)	8.0	(145.6)	152.9	31.5

	For the Six Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,395.6	$676.6	$690.1	$99.2	$509.0	$(1,070.2)	$4,300.3
Depreciation and Amortization	(329.3)	(39.9)	(123.7)	(23.9)	(28.3)	1.1	(544.0)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(2,718.6)	(521.1)	(207.2)	(49.9)	(444.0)	1,069.8	(2,871.0)
Operating Income	$347.7	$115.6	$119.6	$25.4	$36.7	$0.7	$645.7
Interest Expense	$(100.0)	$(23.7)	$(61.0)	$(17.2)	$(88.6)	$26.1	$(264.4)
Other Income, Net	30.4	1.0	16.8	0.4	316.8	(288.5)	76.9
Net Income Attributable to Common Shareholders	225.4	74.7	30.9	8.8	262.0	(261.7)	340.1
Cash Flows Used for Investments in Plant	571.3	202.7	449.2	51.4	103.2	—	1,377.8

	For the Three Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,539.9	$206.5	$317.4	$53.5	$237.0	$(500.4)	$1,853.9
Depreciation and Amortization	(135.5)	(19.3)	(57.0)	(12.2)	(11.9)	0.6	(235.3)
Other Operating Expenses	(1,233.0)	(170.6)	(88.8)	(24.5)	(211.7)	501.4	(1,227.2)
Operating Income	$171.4	$16.6	$171.6	$16.8	$13.4	$1.6	$391.4
Interest Expense	$(52.1)	$(11.4)	$(30.0)	$(8.6)	$(32.3)	$8.0	$(126.4)
Other Income/(Loss), Net	19.0	1.6	9.9	(0.6)	302.0	(281.8)	50.1
Net Income Attributable to Common Shareholders	101.3	5.0	112.7	7.2	288.8	(272.2)	242.8

	For the Six Months Ended June 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,294.5	$631.4	$622.4	$98.0	$467.9	$(972.4)	$4,141.8
Depreciation and Amortization	(279.9)	(45.7)	(113.5)	(22.9)	(23.9)	1.1	(484.8)
Other Operating Expenses	(2,676.5)	(483.2)	(172.0)	(48.4)	(416.3)	973.3	(2,823.1)
Operating Income	$338.1	$102.5	$336.9	$26.7	$27.7	$2.0	$833.9
Interest Expense	$(99.5)	$(22.5)	$(59.7)	$(16.9)	$(64.3)	$15.4	$(247.5)
Other Income/(Loss), Net	38.6	3.5	17.8	(1.1)	662.1	(637.0)	83.9
Net Income Attributable to Common Shareholders	205.5	62.8	220.1	8.7	634.8	(619.6)	512.3
Cash Flows Used for Investments in Plant	475.6	150.3	508.5	40.2	77.1	—	1,251.7

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2019	$21,628.8	$4,031.3	$10,499.7	$2,290.5	$18,550.4	$(18,004.8)	$38,995.9
As of December 31, 2018	21,389.1	3,904.9	10,285.0	2,253.0	17,874.2	(17,464.9)	38,241.3

For further information regarding the 2019 impairment of NPT, see Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as well as the Eversource 2018 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  Our earnings discussion also includes a non-GAAP financial measure referencing our 2019 earnings and EPS excluding the impairment charge for the NPT project.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2019 results without including the impact of the NPT impairment charge. We believe the NPT impairment charge is not indicative of our ongoing performance.  Due to the nature and significance of the impairment charge on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•
We earned $31.5 million, or $0.10 per share, in the second quarter of 2019, and $340.1 million, or $1.07 per share, in the first half of 2019, compared with $242.8 million, or $0.76 per share, in the second quarter of 2018, and $512.3 million, or $1.61 per share, in the first half of 2018.  Results for the second quarter and first half of 2019 include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our investment in the NPT project. Excluding that impairment charge, we earned $235.9 million, or $0.74 per share, in the second quarter of 2019, and $544.5 million, or $1.71 per share, in the first half of 2019.

•
Our electric distribution segment earned $105.4 million, or $0.33 per share, in the second quarter of 2019, and $225.4 million, or $0.71 per share, in the first half of 2019, compared with $101.3 million, or $0.32 per share, in the second quarter of 2018, and $205.5 million, or $0.65 per share, in the first half of 2018.  Our natural gas distribution segment had a net loss of $(1.8) million in the second quarter of 2019, and earnings of $74.7 million, or $0.23 per share, in the first half of 2019, compared with earnings of $5.0 million, or $0.02 per share, in the second quarter of 2018, and $62.8 million, or $0.20 per share, in the first half of 2018.  Our water distribution segment earned $8.0 million, or $0.02 per share, in the second quarter of 2019, and $8.8 million, or $0.03 per share, in the first half of 2019, compared with $7.2 million, or $0.02 per share, in the second quarter of 2018, and $8.7 million, or $0.03 per share, in the first half of 2018.

•
Our electric transmission segment had a net loss of $(87.4) million, or $(0.27) per share, in the second quarter of 2019, and earnings of $30.9 million, or $0.10 per share, in the first half of 2019, compared with earnings of $112.7 million, or $0.35 per share, in the second quarter of 2018, and $220.1 million, or $0.69 per share, in the first half of 2018.  Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $117.0 million, or $0.37 per share, in the second quarter of 2019, and $235.3 million, or $0.74 per share, in the first half of 2019.

•
Eversource parent and other companies earned $7.3 million, or $0.02 per share, in the second quarter of 2019, and $0.3 million in the first half of 2019, compared with $16.6 million, or $0.05 per share, in the second quarter of 2018, and $15.2 million, or $0.04 per share, in the first half of 2018.

•	Excluding the NPT impairment charge, we continue to project non-GAAP 2019 earnings of between $3.40 per share and $3.50 per share.

Liquidity:

•
Cash flows provided by operating activities totaled $924.6 million in the first half of 2019, compared with $698.1 million in the first half of 2018. Investments in property, plant and equipment totaled $1.38 billion in the first half of 2019, compared with $1.25 billion in the first half of 2018.  Cash totaled $20.6 million as of June 30, 2019, compared with $108.1 million as of December 31, 2018.

•
On June 4, 2019, we completed an equity offering of 17,940,000 common shares, consisting of 5,980,000 common shares issued directly by us and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. The issuance of 5,980,000 common shares resulted in proceeds of $426.9 million, net of issuance costs, and was reflected in shareholders’ equity and as a financing activity on the statement of cash flows.

•
In the second quarter of 2019, we issued $1.0 billion of new long-term debt, consisting of $300 million by CL&P, $400 million by NSTAR Electric and $300 million by PSNH. Proceeds from these new issuances were used primarily to repay short-term borrowings and to repay long-term debt at maturity.

•	On May 1, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on June 28, 2019 to shareholders of record as of May 23, 2019.

Strategic:

•
On July 19, 2019, the New Hampshire Supreme Court issued a decision denying Northern Pass’ appeal and affirming the NHSEC’s evaluation and decision in March 2018 that denied Northern Pass’ siting application. As a result of the New Hampshire Supreme Court decision, Eversource concluded that construction of the project was no longer probable and that substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired. Eversource recorded a pre-tax impairment charge of $239.6 million (after-tax charge of $204.4 million, or $0.64 per share) for the three and six months ended June 30, 2019, which was reflected in the Electric Transmission segment.

•
On July 18, 2019, NYSERDA announced that Sunrise Wind, a joint project between Eversource and Ørsted, was selected to negotiate a 25-year power purchase agreement for an 880 MW offshore wind facility. Sunrise Wind will be developed 30 miles east of Montauk Point, Long Island. Subject to contract signing and Eversource’s and Ørsted's final investment decisions, the project is expected to be operational in 2024.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$31.5	$0.10	$242.8	$0.76	$340.1	$1.07	$512.3	$1.61

Regulated Companies	$228.6	$0.72	$226.2	$0.71	$544.2	$1.71	$497.1	$1.57
Eversource Parent and Other Companies	7.3	0.02	16.6	0.05	0.3	—	15.2	0.04
Non-GAAP Earnings	$235.9	$0.74	$242.8	$0.76	$544.5	$1.71	$512.3	$1.61
Impairment of Northern Pass Transmission (after-tax)	(204.4)	(0.64)	—	—	(204.4)	(0.64)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$31.5	$0.10	$242.8	$0.76	$340.1	$1.07	$512.3	$1.61

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$24.2	$0.08	$226.2	$0.71	$339.8	$1.07	$497.1	$1.57

Electric Distribution	$105.4	$0.33	$101.3	$0.32	$225.4	$0.71	$205.5	$0.65
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	117.0	0.37	112.7	0.35	235.3	0.74	220.1	0.69
Natural Gas Distribution	(1.8)	—	5.0	0.02	74.7	0.23	62.8	0.20
Water Distribution	8.0	0.02	7.2	0.02	8.8	0.03	8.7	0.03
Net Income - Regulated Companies (Non-GAAP)	$228.6	$0.72	$226.2	$0.71	$544.2	$1.71	$497.1	$1.57
Impairment of Northern Pass Transmission (after-tax)	(204.4)	(0.64)	—	—	(204.4)	(0.64)	—	—
Net Income - Regulated Companies (GAAP)	$24.2	$0.08	$226.2	$0.71	$339.8	$1.07	$497.1	$1.57

Our electric distribution segment earnings increased $4.1 million in the second quarter of 2019, as compared to the second quarter of 2018, due primarily to CL&P base distribution rate increases effective May 1, 2019 and May 1, 2018, an NSTAR Electric base distribution rate increase effective January 1, 2019, and higher earnings from CL&P's capital tracker mechanism effective July 1, 2018 due to increased electric system improvements, partially offset by higher operations and maintenance expense, higher depreciation expense, lower non-service income from our benefit plans and the absence in 2019 of generation earnings at PSNH due to the sale of its generation assets in 2018.

Our electric distribution segment earnings increased $19.9 million in the first half of 2019, as compared to the first half of 2018, due primarily to CL&P and NSTAR Electric base distribution rate increases, higher earnings from CL&P's capital tracker mechanism effective July 1, 2018 due to increased electric system improvements, and the recognition in the first quarter of 2019 of carrying charges on PSNH storm costs approved for recovery. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, lower non-service income from our benefit plans, and the absence in 2019 of generation earnings at PSNH due to the sale of its generation assets in 2018.

Our electric transmission segment earnings decreased $200.1 million and $189.2 million in the second quarter and first half of 2019, respectively, as compared to the second quarter and first half of 2018, due primarily to the impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share. Excluding the NPT impairment charge, earnings increased $4.3 million and $15.2 million in the second quarter and first half of 2019, respectively, as compared to the second quarter and first half of 2018, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC. For further information on the impairment of NPT, see "Business Development and Capital Expenditures - Electric Transmission Business - Northern Pass" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our natural gas distribution segment earnings decreased $6.8 million in the second quarter of 2019, as compared to the second quarter of 2018, due primarily to higher operations and maintenance expense, lower revenues due to the seasonality of the decoupled rate structure arising from the Yankee Gas base distribution rate case, which provides lower earnings in non-heating months, and higher depreciation and property tax expense.

Our natural gas distribution segment earnings increased $11.9 million in the first half of 2019, as compared to the first half of 2018, due primarily to the impact of the Yankee Gas base distribution rate increase effective November 15, 2018 and higher earnings from capital tracker mechanisms due to continued investment in infrastructure. Yankee Gas' decoupled rate structure is seasonally structured and provides greater earnings in the winter heating months. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other taxes expense, and higher depreciation expense.

Our water distribution segment earnings increased $0.8 million and $0.1 million in the second quarter and first half of 2019, respectively, as compared to the second quarter and first half of 2018. Our water distribution business is seasonal, with lower earnings occurring during the winter months and higher earnings occurring during the summer months.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $7.3 million in the second quarter of 2019 and $0.3 million in the first half of 2019, compared with $16.6 million in the second quarter of 2018 and $15.2 million in the first half of 2018.  The decrease in earnings in both periods was due primarily to the absence in 2019 of an income tax benefit associated with our investments in the second quarter of 2018, higher interest expense, and a higher effective tax rate, partially offset by higher return at Eversource Service as a result of increased investments in property, plant and equipment.

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

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Decrease
Three Months Ended June 30:	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	1,757	1,803	(2.6)%	—	—	—%	459	485	(5.4)%
Decoupled and Special Contracts (3)	9,853	10,330	(4.6)%	18,191	18,932	(3.9)%	4,834	5,016	(3.6)%
Total Sales Volumes	11,610	12,133	(4.3)%	18,191	18,932	(3.9)%	5,293	5,501	(3.8)%

Six Months Ended June 30:
Traditional	3,724	3,775	(1.4)%	—	—	—%	910	953	(4.5)%
Decoupled and Special Contracts (3)	21,037	21,579	(2.5)%	63,358	61,983	2.2%	9,212	9,373	(1.7)%
Total Sales Volumes	24,761	25,354	(2.3)%	63,358	61,983	2.2%	10,122	10,326	(2.0)%

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

Liquidity

Cash totaled $20.6 million as of June 30, 2019, compared with $108.1 million as of December 31, 2018.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$566.0	$631.5	$884.0	$818.5	2.55%	2.77%
NSTAR Electric Commercial Paper Program	163.0	278.5	487.0	371.5	2.42%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2019 or December 31, 2018. Eversource's water distribution segment has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no borrowings outstanding as of June 30, 2019 or December 31, 2018.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and are classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2019, there were intercompany loans from Eversource parent to CL&P of $259.4 million, to PSNH of $20.1 million, and to Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), of $40.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Repaid short-term borrowings that were used to repay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Repaid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Repaid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Repay long-term debt due to mature in December 2019, repaid short-term borrowings and fund capital expenditures and working capital
Other:
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Repaid short-term borrowings and fund capital expenditures and working capital

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

As a result of the NSTAR Gas debt issuance in July 2019, $75 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource's consolidated balance sheet as of June 30, 2019.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually, beginning on February 1, 2019. PSNH paid $30.7 million of RRB principal payments and $16.2 million of interest payments in the first half of 2019.

Common Share Issuance and Forward Sale Agreement: On June 4, 2019, Eversource completed an equity offering of 17,940,000 common shares, consisting of 5,980,000 common shares issued directly by us and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. The issuance of 5,980,000 common shares resulted in proceeds of $426.9 million, net of issuance costs, and was reflected in shareholders’ equity and as a financing activity on the statement of cash flows.

Under the forward sale agreement, a total of 11,960,000 common shares were borrowed from third parties and sold to the underwriters. The forward sale agreement allows Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of June 30, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $50.2 million under a cash settlement or would have been required to deliver 662,694 common shares under a net share settlement.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 15, "Earnings Per Share," for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource intends to use the net proceeds received upon the direct issuance of common shares and the net proceeds expected to be received upon settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending to enhance reliability and fund clean energy initiatives, and for general corporate purposes.

Cash Flows:  Cash flows provided by operating activities totaled $924.6 million in the first half of 2019, compared with $698.1 million in the first half of 2018. The increase in operating cash flows was due primarily to a $172.4 million decrease in pension and PBOP cash contributions made in the first half of 2019 compared to the first half of 2018, approximately $172 million of storm restoration cost payments made in the first half of 2018, and the timing of cash collections on our accounts receivable. Also contributing to the increase were lower income tax payments made in the first half of 2019 of $59.2 million and $68.8 million in DOE Phase IV proceeds received by CYAPC and YAEC in the second quarter of 2019. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms, and the timing of accounts payable cash payments and other working capital items.

On May 1, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on June 28, 2019 to shareholders of record as of May 23, 2019. In the first half of 2019, we paid cash dividends of $323.3 million, compared with $320.1 million paid in the first half of 2018.

In the first half of 2019, CL&P, NSTAR Electric and PSNH paid $275.4 million, $181.8 million, and $233.0 million, respectively, in common stock dividends to Eversource parent.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment plan, and matching contributions under the Eversource 401k Plan.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first half of 2019, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.38 billion, $466.1 million, $418.6 million, and $132.8 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings:  On June 5, 2019, Moody’s raised the credit ratings of NSTAR Electric from A2 positive to A1 stable. On July 25, 2019, S&P downgraded the ratings on Eversource and all of it's subsidiaries and revised the outlooks from negative to stable.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A-	Stable	BBB+	Stable
CL&P	A3	Stable	A	Stable	A-	Stable
NSTAR Electric	A1	Stable	A	Stable	A	Stable
PSNH	A3	Stable	A	Stable	A-	Stable

A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	BBB+	Stable	BBB+	Stable
CL&P	A1	Stable	A+	Stable	A+	Stable
NSTAR Electric	A1	Stable	A	Stable	A+	Stable
PSNH	A1	Stable	A+	Stable	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $1.41 billion in the first half of 2019, compared to $1.18 billion in the first half of 2018.  These amounts included $97.6 million and $69.8 million in the first half of 2019 and 2018, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $30.8 million in the first half of 2019, as compared to the first half of 2018.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018
CL&P	$220.6	$240.4
NSTAR Electric	166.4	138.6
PSNH	59.6	88.7
NPT	9.7	19.4
Total Electric Transmission Segment	$456.3	$487.1

Northern Pass:  Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that would interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.

On March 30, 2018, the New Hampshire Site Evaluation Committee (“NHSEC”), one of the state regulatory agencies from which Northern Pass was required to obtain a siting permit, issued a written decision denying Northern Pass’ siting application. In the first quarter of 2018, Eversource conducted an impairment review of the Northern Pass project and concluded, at that time, that the recorded amount of project costs was recoverable. On July 12, 2018, the NHSEC issued a written decision denying Northern Pass’ April 2018 motion for rehearing, and on October 12, 2018, the New Hampshire Supreme Court accepted an appeal filed by Northern Pass that alleged that the NHSEC failed to follow applicable law in its review of the project. On July 19, 2019, the New Hampshire Supreme Court issued a decision denying Northern Pass’ appeal and affirming the NHSEC’s evaluation and decision that denied Northern Pass’ siting application.

Eversource evaluated the impact of the New Hampshire Supreme Court decision on the probability of construction and operation of Northern Pass. Eversource concluded that construction of the project was no longer probable and that substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired. Eversource concluded that the New Hampshire Supreme Court decision is a subsequent event that required recognition in the financial statements as of and for the three and six months ended June 30, 2019.

Based on the conclusion that the construction of Northern Pass was not probable, Eversource recorded an impairment charge for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the three and six months ended June 30, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. Eversource does not expect any significant estimated future cash expenditures associated with this impairment charge.

Greater Boston Reliability Solution: The Greater Boston and New Hampshire Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service and 17 Massachusetts upgrades have been placed in service. Seven upgrades are under construction and one upgrade is expected to enter construction in the fourth quarter of 2019. We anticipate approval from the Massachusetts Energy Facilities Siting Board on the remaining project in 2019. Most upgrades are expected to be completed by the end of 2019.  Four projects are expected to be in service by the end of 2020 and another project by mid-2021. We estimate our portion of the investment in the Solution will be approximately $560 million, of which $396.7 million has been spent and capitalized through June 30, 2019.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million. As of June 30, 2019, 24 projects have been placed in service, and three projects are in active construction and are expected to be placed in service through 2019. As of June 30, 2019, CL&P had spent and capitalized $253.1 million in costs associated with GHCC.

Seacoast Reliability Project:  The Seacoast Reliability Project consists of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. On April 11, 2019, the NHSEC issued its written decision denying motions for rehearing submitted by three entities that intervened in the proceeding. On May 13, 2019, two appeals of the NHSEC's approval orders were filed with the New Hampshire Supreme Court. The court has not yet determined whether it will hear those appeals. On July 3, 2019, the U.S. Army Corps of Engineers issued its permit allowing construction in wetlands to proceed. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had spent and capitalized $38.5 million in costs through June 30, 2019.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2019
Basic Business	$142.9	$142.4	$19.1	$304.4	$29.4	$5.6	$339.4
Aging Infrastructure	96.0	96.6	52.7	245.3	125.8	42.9	414.0
Load Growth and Other	32.0	28.6	7.1	67.7	26.3	0.9	94.9
Total Distribution	270.9	267.6	78.9	617.4	181.5	49.4	848.3
Solar	—	4.8	—	4.8	—	—	4.8
Total	$270.9	$272.4	$78.9	$622.2	$181.5	$49.4	$853.1
2018
Basic Business	$87.2	$92.6	$37.5	$217.3	$29.0	$7.5	$253.8
Aging Infrastructure	54.2	45.3	41.0	140.5	87.6	27.8	255.9
Load Growth and Other	34.9	14.1	5.9	54.9	19.1	1.1	75.1
Total Distribution	176.3	152.0	84.4	412.7	135.7	36.4	584.8
Solar and Generation	—	38.5	0.8	39.3	—	—	39.3
Total	$176.3	$190.5	$85.2	$452.0	$135.7	$36.4	$624.1

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

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which collectively hold power purchase agreements for the Revolution Wind and South Fork Wind projects and are in process of negotiating a power purchase agreement for the Sunrise Wind project. Our offshore wind projects are being developed in partnership with Ørsted. This business also participates in opportunities for future solicitations for offshore wind in the Northeast U.S.

On February 8, 2019, Eversource and Ørsted entered into a 50-50 partnership for key offshore wind assets in the Northeast. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent interest in North East Offshore, which holds the Revolution Wind and South Fork Wind power projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership in Bay State Wind, which holds the Sunrise Wind power project. Bay State Wind is located approximately 25 miles south of the coast of Massachusetts on a separate 300-square-mile ocean lease adjacent to the North East Offshore area and has the ultimate potential to generate at least 2,000 MW of clean, renewable energy. Together, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of offshore wind generation. As of June 30, 2019, Eversource's total equity investment balance in its offshore wind business was $499.5 million. In July 2019, Eversource made an additional capital contribution of $54.9 million.

Revolution Wind and South Fork Wind Projects: Revolution Wind is a 704 MW offshore wind power project that will deliver power to Rhode Island (400 MW) and Connecticut (304 MW). The Revolution Wind project was selected under separate respective Connecticut and Rhode Island competitive RFPs based on each state's clean energy requirements. In Connecticut, two 20-year power purchase agreements for a total of 200 MW were executed and have been approved by the PURA, and two 20-year power purchase agreements for a total of 104 MW were executed and are currently awaiting regulatory approval. In Rhode Island, a 20-year power purchase agreement for 400 MW was executed and has been approved by the Rhode Island Public Utilities Commission.

South Fork Wind is a 130 MW offshore wind power project that will interconnect into eastern Long Island where it will deliver power to the Long Island Power Authority. The South Fork Wind project was selected by the Long Island Power Authority, and a 20-year power purchase agreement for 90 MW was executed. Subsequently, the Long Island Power Authority agreed to expand the original power purchase agreement to 130 MW through an amendment to the original agreement. Negotiations are currently underway to finalize this amendment.

South Fork Wind is expected to be commissioned by the end of 2022, and Revolution Wind is expected to be commissioned in 2023. The completion dates are subject to permitting, engineering, siting and finalizing power purchase agreements, where applicable.

Sunrise Wind Project: On February 14, 2019, Eversource and Ørsted submitted joint proposals under the project name Sunrise Wind in response to a New York State Energy Research and Development Authority ("NYSERDA") RFP that was issued in November 2018. NYSERDA had the authority to award more than 800 MW in the first solicitation if sufficient attractive offers were received. On July 18, 2019, NYSERDA announced that Sunrise Wind was selected to negotiate a 25-year power purchase agreement for an 880 MW offshore wind facility. Sunrise Wind will be developed 30 miles east of Montauk Point, Long Island. Subject to contract signing and Eversource’s and Ørsted's final investment decisions, the project is expected to be operational in 2024.

Future Solicitations for OffShore Wind: Eversource and Ørsted are considering participation in the following opportunities for future solicitations for offshore wind based on each state's clean energy requirements:

•
Massachusetts’ second offshore wind RFP for 400 MW to 800 MW was issued on May 23, 2019. Bids are due in August 2019 and contracts are expected to be awarded to selected bidders by the end of 2019. Eversource and Ørsted are evaluating participation in the RFP.

•
Connecticut’s offshore wind RFP for 400 MW (and up to 2,000 MW) is expected to be issued in August 2019, with bids due in September 2019 and contracts awarded to selected bidders by the end of 2019. Eversource and Ørsted are evaluating participation in the RFP.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2019.

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

FERC Notices of Inquiry: On March 21, 2019, FERC issued two Notices of Inquiry ("NOI") that may affect Eversource transmission ROEs and incentives. One NOI (the "FERC ROE NOI") seeks comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. The other NOI (the "FERC transmission incentives NOI") seeks comments on FERC's policies for implementing electric transmission incentives. On June 26, 2019, the NETOs jointly filed comments in the FERC ROE NOI, supporting the methodology established in the FERC’s October 16, 2018 order with minor enhancements going forward. Also on June 26, 2019, Eversource filed comments in the FERC transmission incentives NOI, requesting that FERC retain policies that have been effective in encouraging new transmission investment and remain flexible enough to attract investment in new and emerging transmission technologies. The NETOs jointly filed reply comments in the FERC ROE NOI on July 26, 2019.  Reply comments in the FERC transmission incentives NOI are due August 26, 2019. At this time, Eversource cannot predict how these NOIs will affect its ROEs or incentives.

FERC Transmission Rate Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement included, among other things, a new formula rate template, to be effective on January 1, 2020, in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement was contested by a group of municipal entities and the FERC Trial Staff. On May 22, 2019, FERC rejected the Settlement Agreement and remanded the proceeding for hearings. On July 29, 2019, in response to a request by the NETOs to continue settlement discussions, the FERC Chief Judge suspended the procedural schedule for 45 days and set the date for hearings to begin on April 27, 2020, with the initial decision from the trial judge to be issued September 21, 2020.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2019, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2018 Form 10-K.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.9 billion and included in regulatory liabilities as of June 30, 2019. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The refund of EDIT has begun at several of our distribution companies and is reflected in rates. The refund to customers and resulting amortization of the EDIT regulatory liabilities results in lower Revenues on the statements of income and lower current tax expense. This is offset by the reduction to Income Tax Expense due to the amortization of the EDIT. The refund of EDIT results in a lower effective tax rate and no impact on net income.

Connecticut:

CL&P Storm Filing: CL&P's approved rate case settlement in 2018 incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a future storm filing.  On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years to begin May 1, 2019.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to plant or other balance sheet accounts. All approved amounts will be fully recoverable through specific mechanisms or through future rate cases.

Massachusetts:

Hingham Condemnation: On April 22, 2019, the town of Hingham, Massachusetts voted to acquire the water system and treatment plant that supply the towns of Hingham, Hull and North Cohasset with water.  The acquisition price is currently estimated to be more than $100 million, subject to adjustment based on actual capital investments as legally required and other future closing adjustments.  Aquarion will continue to operate the water system during the transition period until the sale occurs.  The Company is evaluating the impact of the sale on its financial statements, which will be recorded when the sale transaction occurs. No loss is expected. The transaction is expected to close by the first quarter of 2020. As of June 30, 2019, these water distribution assets were included within Property, Plant and Equipment, Net and goodwill on the balance sheet and were also reflected in the Water Distribution segment and reporting unit.

New Hampshire:

Distribution Rates: On April 26, 2019, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase of approximately $33 million, effective July 1, 2019. On June 27, 2019, the NHPUC approved a settlement agreement that was reached by PSNH, the NHPUC Staff, the Office of the Consumer Advocate, and another settling party, to implement a temporary annual base distribution rate increase of $28.3 million. Although new rates were implemented on August 1, 2019 to customers, the provisions of the temporary base distribution rate increase were effective July 1, 2019. The settlement agreement also permits PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges, which is included in the temporary rate increase.

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which includes the temporary rate increase request.  The temporary rates are subject to reconciliation based on the outcome of the permanent rate case now before the NHPUC.

Legislative and Policy Matters

New Hampshire:  On July 8, 2019, the New Hampshire Superior Court approved a settlement between PSNH and the Town of Bow, New Hampshire, where the town had over-assessed the value of the property owned by PSNH for the 2014 through 2018 property tax years.  The result of this settlement was $10.0 million in over-paid property taxes that will be refundable to PSNH, with $4.3 million payable in 2019, and the remainder to be received over the following 4 years.

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

Refer to Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements for further discussion of critical accounting estimates surrounding impairment analysis.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Operating Revenues	$1,884.5	$1,853.9	$30.6	$4,300.3	$4,141.8	$158.5
Operating Expenses:
Purchased Power, Fuel and Transmission	620.9	653.9	(33.0)	1,595.8	1,600.7	(4.9)
Operations and Maintenance	328.0	293.9	34.1	663.6	626.4	37.2
Depreciation	219.1	199.1	20.0	434.0	403.4	30.6
Amortization	38.9	36.2	2.7	109.9	81.4	28.5
Energy Efficiency Programs	105.8	102.0	3.8	246.0	236.2	9.8
Taxes Other Than Income Taxes	181.2	177.5	3.7	365.7	359.8	5.9
Impairment of Northern Pass Transmission	239.6	—	239.6	239.6	—	239.6
Total Operating Expenses	1,733.5	1,462.6	270.9	3,654.6	3,307.9	346.7
Operating Income	151.0	391.3	(240.3)	645.7	833.9	(188.2)
Interest Expense	132.7	126.4	6.3	264.5	247.5	17.0
Other Income, Net	45.9	50.1	(4.2)	76.9	83.9	(7.0)
Income Before Income Tax Expense	64.2	315.0	(250.8)	458.1	670.3	(212.2)
Income Tax Expense	30.8	70.4	(39.6)	114.2	154.2	(40.0)
Net Income	33.4	244.6	(211.2)	343.9	516.1	(172.2)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$31.5	$242.7	$(211.2)	$340.1	$512.3	$(172.2)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Decrease
Three Months Ended June 30:	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	1,757	1,803	(2.6)%	—	—	—%	459	485	(5.4)%
Decoupled and Special Contracts (3)	9,853	10,330	(4.6)%	18,191	18,932	(3.9)%	4,834	5,016	(3.6)%
Total Sales Volumes	11,610	12,133	(4.3)%	18,191	18,932	(3.9)%	5,293	5,501	(3.8)%

Six Months Ended June 30:
Traditional	3,724	3,775	(1.4)%	—	—	—%	910	953	(4.5)%
Decoupled and Special Contracts (3)	21,037	21,579	(2.5)%	63,358	61,983	2.2%	9,212	9,373	(1.7)%
Total Sales Volumes	24,761	25,354	(2.3)%	63,358	61,983	2.2%	10,122	10,326	(2.0)%

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

Operating Revenues: Operating Revenues by segment increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$21.9	$101.1
Natural Gas Distribution	1.2	45.2
Electric Transmission	32.2	67.7
Water Distribution	0.2	1.2
Other	13.8	41.1
Eliminations	(38.7)	(97.8)
Total Operating Revenues	$30.6	$158.5

Three Months Ended:
Electric Distribution Revenues:

•
Base electric distribution revenues increased $20.9 million due primarily to the impact of CL&P base distribution rate increases effective May 1, 2019 and May 1, 2018, which includes recovery of storm costs and certain other items that do not impact earnings, and an NSTAR Electric base distribution rate increase effective January 1, 2019.

•
Tracked revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. In addition, tracked revenues include certain incentives earned, certain return on rate base, and carrying charges that are billed in rates to customers. Tracked retail electric distribution revenues decreased as a result of a decrease in retail electric transmission charges ($41.4 million) and a decrease in other distribution tracking mechanisms ($1.1 million), partially offset by an increase in electric energy supply costs ($37.5 million). Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties, which increased $5.2 million.

Natural Gas Distribution Revenues:

•
Base natural gas distribution revenues decreased $3.5 million due primarily to the seasonality of the decoupled rate structure arising from the Yankee Gas base distribution rate case, which provides lower revenues in non-heating months.

•
Tracked natural gas distribution revenues increased as a result of an increase in wholesale sales of natural gas to third party suppliers ($2.3 million), an increase in capital tracker and other distribution tracking mechanisms ($1.2 million), and an increase in natural gas supply costs ($0.9 million).

Electric Transmission Revenues:  Electric transmission revenues increased $32.2 million due primarily to ongoing investments in our transmission infrastructure.

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

Six Months Ended:
Electric Distribution Revenues:

•
Base electric distribution revenues increased $39.2 million due primarily to the impact of CL&P base distribution rate increases effective May 1, 2019 and May 1, 2018, which includes recovery of storm costs and certain other items that do not impact earnings, and an NSTAR Electric base distribution rate increase effective January 1, 2019.

•
Tracked retail electric distribution revenues increased as a result of an increase in electric energy supply costs ($93.6 million), an increase in stranded cost recovery revenues ($13.9 million), and an increase in other distribution tracking mechanisms ($26.8 million), partially offset by a decrease in retail electric transmission charges ($73.2 million). Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties, which decreased $1.9 million.

Natural Gas Distribution Revenues:

•
Base natural gas distribution revenues increased $16.7 million due primarily to the seasonality of the decoupled rate structure arising from the Yankee Gas base distribution rate case, which provides higher revenues in the winter heating months.

•
Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($22.1 million), an increase in wholesale sales of natural gas to third party suppliers ($6.2 million) and an increase in capital tracker and other distribution tracking mechanisms ($3.9 million).

Electric Transmission Revenues:  Electric transmission revenues increased $67.7 million due primarily to ongoing investments in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased/(decreased) for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$23.9	$84.3
Natural Gas Distribution	3.6	29.1
Transmission	(37.1)	(64.5)
Eliminations	(23.4)	(53.8)
Total Purchased Power, Fuel and Transmission	$(33.0)	$(4.9)

The increase in purchased power expense at the electric distribution business for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was driven primarily by higher prices associated with the procurement of energy supply. The increase in natural gas supply costs at our natural gas distribution business was due primarily to higher average sales volumes.

The decrease in transmission costs for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, a decrease in costs billed by ISO-NE that support regional grid investments and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$0.4	$(12.0)
Operations-related expenses, including vegetation management, vehicles, and outside services	7.8	17.9
Storm Restoration Costs	5.1	4.0
Other non-tracked operations and maintenance	1.0	2.4
Total Base Electric Distribution (Non-Tracked Costs)	14.3	12.3
Base Natural Gas Distribution (Non-Tracked Costs)	4.8	7.9
Water Distribution	0.4	1.1
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Increase due primarily to higher electric transmission expenses, partially offset by the absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	21.5	30.9
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	6.6	27.3
Eliminations	(13.5)	(42.3)
Total Operations and Maintenance	$34.1	$37.2

Depreciation expense increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to higher utility plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. The increase for the three and six month periods is also due to higher amortization of PSNH's securitized regulatory asset related to the 2018 RRB issuance of $4.0 million and $14.7 million, respectively.

Energy Efficiency Programs expense increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to higher spending for CL&P's, NSTAR Electric's and PSNH's energy efficiency programs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to higher property taxes as a result of higher utility plant in service balances and higher gross earnings taxes (the costs of which are tracked), partially offset by a decrease related to CL&P's remittance of energy efficiency funds to the State of Connecticut of $2.0 million and $4.0 million for the three and six month periods, respectively, and a decrease in NSTAR Electric's property taxes due to a decrease in tax rates.

Impairment of Northern Pass Transmission reflects an impairment charge of $239.6 million that was recorded in the second quarter of 2019 as a result of the July 19, 2019 New Hampshire Supreme Court decision. The after-tax impact of this impairment charge was $204.4 million. For further information on the impairment of NPT, see "Business Development and Capital Expenditures - Electric Transmission Business - Northern Pass" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense increased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to an increase in interest on long-term debt ($7.1 million and $11.3 million, respectively) as a result of new debt issuances, an increase in interest on the 2018 PSNH RRB issuance ($2.5 million and $7.9 million, respectively) and an increase in interest on notes payable ($2.9 million and $7.1 million, respectively). Partially offsetting these increases was an increase in AFUDC related to debt funds and other capitalized interest ($5.4 million and $10.9 million, respectively).

Other Income, Net decreased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, due primarily to a decrease related to pension, SERP and PBOP non-service income components ($8.8 million and $16.7 million, respectively), partially offset by an increase in equity in earnings related to Eversource's equity method investments ($3.0 million and $3.4 million, respectively), an increase in AFUDC related to equity funds ($2.2 million and $3.5 million, respectively) and the recognition in the first quarter of 2019 of $5.2 million of the equity return component of the carrying charges related to storm costs incurred from December 2013 through April 2016 recorded in interest income at PSNH.

Income Tax Expense decreased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the impairment of NPT ($35.2 million), the amortization of EDIT ($8.8 million), and lower pre-tax earnings ($2.4 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($6.8 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $12.1 million offset by current tax benefit of $3.4 million and amortization of EDIT of $8.8 million, for the three months ended June 30, 2019, which results in no impact on net income.

Income Tax Expense decreased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the impairment of NPT ($35.2 million), and the amortization of EDIT ($17 million), partially offset by higher pre-tax earnings ($5.8 million), higher state taxes ($1.3 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.1 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $23.3 million offset by current tax benefit of $6.3 million and amortization of EDIT of $17 million, for the six months ended June 30, 2019, which results in no impact on net income.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Operating Revenues	$1,590.1	$1,479.9	$110.2	$1,479.5	$1,460.9	$18.6	$517.3	$502.5	$14.8
Operating Expenses:
Purchased Power, Fuel and Transmission	566.4	536.2	30.2	558.5	598.7	(40.2)	199.3	193.2	6.1
Operations and Maintenance	264.0	227.0	37.0	221.9	220.8	1.1	105.4	97.9	7.5
Depreciation	147.8	136.9	10.9	145.6	134.6	11.0	46.2	46.3	(0.1)
Amortization of Regulatory Assets, Net	48.0	43.4	4.6	45.8	18.3	27.5	19.5	14.0	5.5
Energy Efficiency Programs	46.8	41.4	5.4	142.6	140.0	2.6	12.9	9.8	3.1
Taxes Other Than Income Taxes	178.5	174.7	3.8	93.1	95.9	(2.8)	38.0	38.7	(0.7)
Total Operating Expenses	1,251.5	1,159.6	91.9	1,207.5	1,208.3	(0.8)	421.3	399.9	21.4
Operating Income	338.6	320.3	18.3	272.0	252.6	19.4	96.0	102.6	(6.6)
Interest Expense	72.7	75.5	(2.8)	56.1	53.8	2.3	28.3	27.4	0.9
Other Income, Net	6.7	13.7	(7.0)	21.7	26.9	(5.2)	10.0	8.2	1.8
Income Before Income Tax Expense	272.6	258.5	14.1	237.6	225.7	11.9	77.7	83.4	(5.7)
Income Tax Expense	57.3	60.2	(2.9)	53.9	60.6	(6.7)	18.1	22.5	(4.4)
Net Income	$215.3	$198.3	$17.0	$183.7	$165.1	$18.6	$59.6	$60.9	$(1.3)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Six Months Ended June 30,
	2019	2018	Decrease	Percentage Decrease
CL&P	9,953	10,222	(269)	(2.6)%
NSTAR Electric	11,084	11,357	(273)	(2.4)%
PSNH	3,724	3,775	(51)	(1.4)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $110.2 million at CL&P, $18.6 million at NSTAR Electric and $14.8 million at PSNH for the six months ended June 30, 2019, as compared to the same period in 2018.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $34.1 million due primarily to the impact of its base distribution rate increases effective May 1, 2019 and May 1, 2018 as a result of the PURA-approved rate case settlement agreement, which includes recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $7.0 million due primarily to the impact of its base distribution rate increase effective January 1, 2019.

•	PSNH's distribution revenues decreased $1.9 million due primarily to lower demand revenues in the first half of 2019, as compared to the same period in 2018.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation.  Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. In addition, tracked revenues include certain incentives earned, certain return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings. Tracked revenues increased/(decreased) for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues
Energy supply procurement	$60.2	$25.3	$8.1
Retail transmission	(17.5)	(37.7)	(18.0)
Stranded cost recovery	(6.3)	2.4	17.8
Other distribution tracking mechanisms	8.5	14.0	4.3
Wholesale Market Sales Revenue	4.8	3.4	(11.5)

PSNH's energy supply procurement revenues includes the absence in 2019 of the recovery of generation rate base return due to the sales of its thermal and hydroelectric generation assets in 2018. Revenues from CL&P's other distribution tracking mechanisms include higher earnings in 2019 from its capital tracker mechanism effective July 1, 2018 due to increased electric system improvements.

Transmission Revenues: Transmission revenues increased $38.6 million at CL&P, $13.4 million at NSTAR Electric, and $15.7 million at PSNH due primarily to ongoing investments in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $15.7 million at CL&P, $8.7 million at NSTAR Electric and $0.3 million at PSNH.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$60.5	$5.3	$18.5
Transmission Costs	(15.3)	(37.0)	(12.2)
Eliminations	(15.0)	(8.5)	(0.2)
Total Purchased Power, Fuel and Transmission	$30.2	$(40.2)	$6.1

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

•
The decrease in transmission costs at CL&P was primarily a result of a decrease in costs billed by ISO-NE that support regional grid investments, and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

•
The decrease in transmission costs at NSTAR Electric was primarily a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

•
The decrease in transmission costs at PSNH was primarily a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, a decrease in costs billed by ISO-NE that support regional grid investments and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(4.2)	$(7.1)	$(0.7)
Operations-related expenses, including vegetation management, vehicles, and outside services	11.0	2.1	4.8
Storm restoration costs	(3.3)	5.9	1.4
Other non-tracked operations and maintenance	6.8	(5.2)	0.8
Total Base Electric Distribution (Non-Tracked Costs)	10.3	(4.3)	6.3
Tracked Costs:
Absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(7.0)
Transmission expenses	24.6	0.4	3.0
Other tracked operations and maintenance	2.1	5.0	5.2
Total Tracked Costs	26.7	5.4	1.2
Total Operations and Maintenance	$37.0	$1.1	$7.5

Depreciation increased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The increase at CL&P was due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased at CL&P for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to higher recovery of deferred storm restoration costs approved in distribution rates, and at NSTAR Electric and PSNH due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. The increase at PSNH is also due to higher amortization of its securitized regulatory asset related to the 2018 RRB issuance of $14.7 million.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense increased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to higher spending for CL&P's, NSTAR Electric's and PSNH's energy efficiency programs.

Taxes Other Than Income Taxes increased/(decreased) for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

•
The increase at CL&P was due primarily to higher property taxes as a result of higher utility plant balances and higher gross earnings taxes (the costs of which are tracked), partially offset by a decrease related to CL&P's remittance of energy efficiency funds to the State of Connecticut of $4.0 million.

•	The decrease at NSTAR Electric was due primarily to lower property taxes as a result of a decrease in tax rates.

Interest Expense (decreased)/increased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

•
The decrease at CL&P was due primarily to lower interest on long-term debt ($3.5 million) and an increase in AFUDC related to debt funds ($0.4 million), partially offset by an increase in interest expense on regulatory deferrals ($1.4 million).

•	The increase at NSTAR Electric was due primarily to higher interest on long-term debt ($1.6 million).

•
The increase at PSNH was due primarily to an increase in interest on the 2018 PSNH RRB issuance ($7.9 million), partially offset by lower interest on long-term debt ($3.3 million), a decrease in interest on notes payable ($1.5 million) and an increase in AFUDC related to debt funds ($0.9 million).

Other Income, Net (decreased)/increased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($6.9 million).

•	The decrease at NSTAR Electric was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($5.5 million).

•
The increase at PSNH was due primarily to the recognition in the first quarter of 2019 of $5.2 million of the equity return component of the carrying charges related to storm costs incurred from December 2013 through April 2016 recorded in interest income, and an increase in AFUDC related to equity funds ($1.1 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($2.4 million).

Income Tax Expense decreased for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

•
The decrease at CL&P was due primarily to amortization of EDIT ($1.5 million), lower state taxes ($1.2 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.2 million) offset by higher pre-tax earnings ($3 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $2.0 million offset by a current tax benefit of $0.5 million and amortization of EDIT of $1.5 million, for the six months ended June 30, 2019, which results in no impact on net income.

•
The decrease at NSTAR Electric was due primarily to amortization of EDIT ($9.6 million), partially offset by higher pre-tax earnings ($2.5 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $13.3 million offset by a current tax benefit of $3.7 million and amortization of EDIT of $9.6 million, for the six months ended June 30, 2019, which results in no impact on net income.

•
The decrease at PSNH was due primarily to lower pre-tax earnings ($1.2 million), amortization of EDIT ($2.1 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.1 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $2.8 million offset by a current tax benefit of $0.7 million and amortization of EDIT of $2.1 million, for the six months ended June 30, 2019,which results in no impact on net income.

EARNINGS SUMMARY

CL&P's earnings increased $17.0 million for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to base distribution rate increases effective May 1, 2019 and May 1, 2018, higher earnings from its capital tracker mechanism, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense, lower non-service income from our benefit plans, higher depreciation expense and higher property and other tax expense.

NSTAR Electric's earnings increased $18.6 million for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the NSTAR Electric base distribution rate increase effective January 1, 2019, lower operations and maintenance expense, and lower property and other tax expense. The earnings increase was partially offset by higher depreciation expense.

PSNH's earnings decreased $1.3 million for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the absence in 2019 of generation earnings as a result of the sale of its generation assets in 2018, higher operations and maintenance expense and lower demand revenues. The earnings decrease was partially offset by an increase in transmission earnings driven by a higher transmission rate base and the recognition in 2019 of carrying charges on storm costs approved for recovery.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $345.6 million for the six months ended June 30, 2019, as compared to $268.1 million in the same period of 2018.  The increase in operating cash flows was due primarily to the absence in 2019 of approximately $71 million of storm restoration cost payments and $41.2 million in pension contributions made in the first half of 2018, and the timing of accounts payable cash payments. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms and other working capital items.

NSTAR Electric had cash flows provided by operating activities of $251.5 million for the six months ended June 30, 2019, as compared to $202.7 million in the same period of 2018.  The increase in operating cash flows was due primarily to the absence in 2019 of approximately $85 million of storm restoration cost payments made in the first half of 2018, a decrease of $56.1 million in pension and PBOP cash contributions, lower income tax payments made in the first half of 2019 of $47 million, and the timing of cash collections on our accounts receivables. Partially offsetting these favorable impacts were the timing of accounts payable cash payments, the timing of collections for regulatory tracking mechanisms, and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $121.7 million for the six months ended June 30, 2019, as compared to $112.8 million in the same period of 2018.  The increase in operating cash flows was due primarily to income tax refunds of $11.8 million in the first half of 2019, as compared to income tax payments of $9.0 million in the same period in 2018, the timing of cash collections on accounts receivable, and the timing of accounts payable cash payments. Partially offsetting these favorable impacts was the timing of collections and payments of our other working capital items.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2019	2018	Increase/(Decrease)
Operating Revenues	$740.8	$694.9	$45.9
Operating Expenses:
Purchased Power and Transmission	246.5	234.3	12.2
Operations and Maintenance	133.4	109.7	23.7
Depreciation	74.6	69.4	5.2
Amortization of Regulatory Assets, Net	12.4	15.4	(3.0)
Energy Efficiency Programs	20.8	18.6	2.2
Taxes Other Than Income Taxes	86.4	84.4	2.0
Total Operating Expenses	574.1	531.8	42.3
Operating Income	166.7	163.1	3.6
Interest Expense	36.9	38.7	(1.8)
Other Income, Net	2.9	7.1	(4.2)
Income Before Income Tax Expense	132.7	131.5	1.2
Income Tax Expense	27.9	31.8	(3.9)
Net Income	$104.8	$99.7	$5.1

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 4,602 and 4,846 for the three months ended June 30, 2019 and 2018, respectively, resulting in a decrease of 5.0 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $45.9 million for the three months ended June 30, 2019, as compared to the same period in 2018.

Base Distribution Revenues: CL&P's distribution revenues increased $14.5 million due primarily to the impact of its base distribution rate increases effective May 1, 2019 and May 1, 2018 as a result of the PURA-approved rate case settlement agreement, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues
Energy supply procurement	$23.9
Retail transmission	(8.1)
Other distribution tracking mechanisms	0.2
Wholesale Market Sales Revenue	1.5

Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism effective July 1, 2018 due to increased electric system improvements.

Transmission Revenues: Transmission revenues increased $21.2 million due primarily to ongoing investments in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recovers the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $8.0 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$26.3
Transmission Costs	(6.8)
Eliminations	(7.3)
Total Purchased Power and Transmission	$12.2

The increase in purchased power costs was due primarily to an increase in both the price and volume of power procured on behalf of our customers. The decrease in transmission costs was primarily a result of a decrease in Local Network Service charges, which reflect the cost of transmission service provided over the local transmission network, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(2.0)
Operations-related expenses, including vegetation management, vehicles, and outside services	5.8
Other non-tracked operations and maintenance	4.1
Total Base Electric Distribution (Non-Tracked Costs)	7.9
Total Tracked Costs	15.8
Total Operations and Maintenance	$23.7

Depreciation expense increased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the CL&P distribution rate case settlement agreement.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expenses to match the corresponding revenues. Amortization of Regulatory Assets, Net decreased at CL&P for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs, the majority of which are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to higher spending for energy efficiency programs.

Taxes Other Than Income Taxes increased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to higher property taxes as a result of higher utility plant balances and higher gross earnings taxes (the costs of which are tracked), partially offset by a decrease related to CL&P's remittance of energy efficiency funds to the State of Connecticut of $2.0 million.

Interest Expense decreased at CL&P for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to lower interest on long-term debt ($1.9 million) and an increase in AFUDC related to debt funds ($0.3 million), partially offset by an increase in interest expense on regulatory deferrals ($0.4 million).

Other Income, Net decreased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to a decrease related to pension, SERP and PBOP non-service income components ($3.3 million).

Income Tax Expense decreased for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to amortization of EDIT ($1.5 million), lower state taxes ($1.9 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $2.0 million offset by a current tax benefit of $0.5 million and amortization of EDIT of $1.5 million, for the three months ended June 30, 2019, which results in no impact on net income.

EARNINGS SUMMARY

CL&P's earnings increased $5.1 million for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to base distribution rate increases effective May 1, 2019 and May 1, 2018 and higher earnings from its capital tracker mechanism. The earnings increase was partially offset by higher operations and maintenance expense, lower non-service income from our benefit plans, higher depreciation expense and higher property and other tax expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2019, our regulated companies held collateral in the form of letters of credit of $8.0 million from counterparties related to our standard service contracts.  As of June 30, 2019, Eversource had $19.1 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2019 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2018 Form 10-K.  These disclosures are incorporated herein by reference.

As previously disclosed, on May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019. For a further discussion of the Yankee Companies v. U.S. Department of Energy, see Part I, Item 3, “Legal Proceedings” of our 2018 Form 10-K.

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

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2019	—	$—	—	—
May 1 - May 31, 2019	—	—	—	—
June 1 - June 30, 2019	2,709	75.76	—	—
Total	2,709	$75.76	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	10.1
Forward Sale Agreement between Eversource Energy and Goldman Sachs & Co. LLC, dated as of May 30, 2019 (Exhibit 10.1, Eversource Energy Current Report on Form 8-K filed on June 5, 2019, File No. 001-05324)

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

Listing of Exhibits (NSTAR Electric Company)
*	4.1	Form of 3.25% Debenture due May 15, 2029 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 23, 2019, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
*	4.1
Twenty-Second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed July 3, 2019, File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 6, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 6, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 6, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 6, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer