Form 10-Q
period 2019-09-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2019-11-07
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2019

Eversource Energy Common Shares, $5.00 par value	323,761,393	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc. and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Sunrise Wind project
North East Offshore	North East Offshore, LLC, an offshore wind business holding company being developed jointly by Eversource and Denmark-based Ørsted, which holds the Revolution Wind and South Fork Wind projects
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$22,688	$108,068
Receivables, Net	993,396	994,055
Unbilled Revenues	150,394	176,285
Fuel, Materials, Supplies and REC Inventory	204,012	238,042
Regulatory Assets	538,162	514,779
Prepayments and Other Current Assets	312,253	260,995
Total Current Assets	2,220,905	2,292,224

Property, Plant and Equipment, Net	26,911,877	25,610,428

Deferred Debits and Other Assets:
Regulatory Assets	4,292,560	4,631,137
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	861,687	464,286
Marketable Securities	404,804	417,508
Other Long-Term Assets	606,295	398,407
Total Deferred Debits and Other Assets	10,592,612	10,338,604

Total Assets	$39,725,394	$38,241,256

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$712,500	$910,000
Long-Term Debt – Current Portion	853,066	837,319
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	892,106	1,119,995
Regulatory Liabilities	441,189	370,230
Other Current Liabilities	806,839	823,006
Total Current Liabilities	3,748,910	4,112,882

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,604,791	3,506,030
Regulatory Liabilities	3,644,477	3,609,475
Derivative Liabilities	357,869	379,562
Accrued Pension, SERP and PBOP	821,172	962,510
Other Long-Term Liabilities	1,290,704	1,196,336
Total Deferred Credits and Other Liabilities	9,719,013	9,653,913

Long-Term Debt	13,440,165	12,248,743

Rate Reduction Bonds	540,122	583,331

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,699,292	1,669,392
Capital Surplus, Paid In	6,675,889	6,241,222
Retained Earnings	4,100,220	3,953,974
Accumulated Other Comprehensive Loss	(52,017)	(60,000)
Treasury Stock	(301,770)	(317,771)
Common Shareholders' Equity	12,121,614	11,486,817

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$39,725,394	$38,241,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2019	2018	2019	2018

Operating Revenues	$2,175,797	$2,271,425	$6,476,084	$6,413,243

Operating Expenses:
Purchased Power, Fuel and Transmission	730,255	842,291	2,326,041	2,442,953
Operations and Maintenance	331,054	344,475	994,660	970,881
Depreciation	222,599	208,671	656,632	612,077
Amortization	73,854	92,711	183,760	174,108
Energy Efficiency Programs	136,832	129,965	382,785	366,162
Taxes Other Than Income Taxes	171,965	187,291	537,636	547,155
Impairment of Northern Pass Transmission	—	—	239,644	—
Total Operating Expenses	1,666,559	1,805,404	5,321,158	5,113,336
Operating Income	509,238	466,021	1,154,926	1,299,907
Interest Expense	135,216	125,201	399,654	372,734
Other Income, Net	26,968	16,718	103,818	100,656
Income Before Income Tax Expense	400,990	357,538	859,090	1,027,829
Income Tax Expense	80,226	66,278	194,435	220,497
Net Income	320,764	291,260	664,655	807,332
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$318,884	$289,380	$659,016	$801,693

Basic Earnings Per Common Share	$0.98	$0.91	$2.06	$2.53

Diluted Earnings Per Common Share	$0.98	$0.91	$2.05	$2.52

Weighted Average Common Shares Outstanding:
Basic	324,037,169	317,360,110	320,442,253	317,367,252
Diluted	326,008,342	317,967,311	321,570,926	317,948,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$320,764	$291,260	$664,655	$807,332
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	367	432	945	1,627
Changes in Unrealized Gains/(Losses) on Marketable Securities	169	(136)	1,268	(724)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,088	1,110	5,770	5,918
Other Comprehensive Income, Net of Tax	1,624	1,406	7,983	6,821
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$320,508	$290,786	$666,999	$808,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				310,558			310,558
Dividends on Common Shares - $0.535 Per Share				(169,757)			(169,757)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,609)				(16,609)
Issuance of Treasury Shares	461,662		17,476			8,633	26,109
Other Comprehensive Income					2,196		2,196
Balance as of March 31, 2019	317,347,470	1,669,392	6,242,089	4,092,895	(57,804)	(309,138)	11,637,434
Net Income				33,334			33,334
Dividends on Common Shares - $0.535 Per Share				(169,857)			(169,857)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,980,000	29,900	403,650				433,550
Long-Term Incentive Plan Activity			6,470				6,470
Issuance of Treasury Shares	246,969		13,448			4,579	18,027
Capital Stock Expense			(6,648)				(6,648)
Other Comprehensive Income					4,163		4,163
Balance as of June 30, 2019	323,574,439	1,699,292	6,659,009	3,954,492	(53,641)	(304,559)	11,954,593
Net Income				320,764			320,764
Dividends on Common Shares - $0.535 Per Share				(173,156)			(173,156)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,697				6,697
Issuance of Treasury Shares	158,984		10,183			2,789	12,972
Other Comprehensive Income					1,624		1,624
Balance as of September 30, 2019	323,733,423	$1,699,292	$6,675,889	$4,100,220	$(52,017)	$(301,770)	$12,121,614

	For the Nine Months Ended September 30, 2018
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2018	316,885,808	$1,669,392	$6,239,940	$3,561,084	$(66,403)	$(317,771)	$11,086,242
Net Income				271,426			271,426
Dividends on Common Shares - $0.505 Per Share				(160,027)			(160,027)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,320)				(15,320)
Other Comprehensive Income					3,273		3,273
Balance as of March 31, 2018	316,885,808	1,669,392	6,224,620	3,670,603	(63,130)	(317,771)	11,183,714
Net Income				244,647			244,647
Dividends on Common Shares - $0.505 Per Share				(160,027)			(160,027)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			4,627				4,627
Other Comprehensive Income					2,142		2,142
Balance as of June 30, 2018	316,885,808	1,669,392	6,229,247	3,753,343	(60,988)	(317,771)	11,273,223
Net Income				291,260			291,260
Dividends on Common Shares - $0.505 Per Share				(160,028)			(160,028)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			4,797				4,797
Other Comprehensive Income					1,406		1,406
Balance as of September 30, 2018	316,885,808	$1,669,392	$6,234,044	$3,882,695	$(59,582)	$(317,771)	$11,408,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$664,655	$807,332
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	656,632	612,077
Deferred Income Taxes	73,487	70,402
Uncollectible Expense	46,417	50,720
Pension, SERP and PBOP Expense, Net	18,507	5,192
Pension and PBOP Contributions	(120,373)	(188,874)
Regulatory Overrecoveries, Net	80,688	189,932
Amortization	183,760	174,108
Proceeds from DOE Spent Nuclear Fuel Litigation	68,840	—
Impairment of Northern Pass Transmission	239,644	—
Other	(185,625)	(129,039)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(57,011)	(212,326)
Fuel, Materials, Supplies and REC Inventory	34,030	44,702
Taxes Receivable/Accrued, Net	53,687	70,885
Accounts Payable	(157,355)	(72,591)
Other Current Assets and Liabilities, Net	(105,133)	(14,858)
Net Cash Flows Provided by Operating Activities	1,494,850	1,407,662

Investing Activities:
Investments in Property, Plant and Equipment	(2,129,037)	(1,885,081)
Proceeds from Sales of Marketable Securities	458,322	405,276
Purchases of Marketable Securities	(405,095)	(396,277)
Proceeds from the Sale of PSNH Generation Assets	—	193,924
Investments in Unconsolidated Affiliates, Net	(374,913)	(27,342)
Other Investing Activities	(1,126)	3,937
Net Cash Flows Used in Investing Activities	(2,451,849)	(1,705,563)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	426,902	—
Cash Dividends on Common Shares	(495,571)	(480,082)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(197,500)	(222,110)
Issuance of Rate Reduction Bonds	—	635,663
Repayment of Rate Reduction Bonds	(52,332)	—
Issuance of Long-Term Debt	1,475,000	1,300,000
Retirement of Long-Term Debt	(250,855)	(860,855)
Other Financing Activities	(450)	(20,361)
Net Cash Flows Provided by Financing Activities	899,555	346,616
Net (Decrease)/Increase in Cash and Restricted Cash	(57,444)	48,715
Cash and Restricted Cash - Beginning of Period	209,324	85,890
Cash and Restricted Cash - End of Period	$151,880	$134,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$9,286	$87,721
Receivables, Net	428,050	397,026
Accounts Receivable from Affiliated Companies	34,702	23,082
Unbilled Revenues	48,211	56,971
Materials and Supplies	52,209	44,529
Regulatory Assets	173,339	125,155
Prepaid Property Taxes	66,510	19,555
Prepayments and Other Current Assets	24,236	40,724
Total Current Assets	836,543	794,763

Property, Plant and Equipment, Net	9,456,562	8,909,701

Deferred Debits and Other Assets:
Regulatory Assets	1,404,502	1,505,488
Other Long-Term Assets	229,092	199,767
Total Deferred Debits and Other Assets	1,633,594	1,705,255

Total Assets	$11,926,699	$11,409,719

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$173,100	$—
Long-Term Debt – Current Portion	—	250,000
Accounts Payable	280,463	324,983
Accounts Payable to Affiliated Companies	76,916	26,452
Obligations to Third Party Suppliers	57,823	56,248
Regulatory Liabilities	168,053	109,614
Derivative Liabilities	64,572	55,058
Other Current Liabilities	169,600	161,088
Total Current Liabilities	990,527	983,443

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,205,687	1,166,784
Regulatory Liabilities	1,159,909	1,122,157
Derivative Liabilities	357,728	379,536
Accrued Pension, SERP and PBOP	248,557	282,771
Other Long-Term Liabilities	149,293	155,495
Total Deferred Credits and Other Liabilities	3,121,174	3,106,743

Long-Term Debt	3,518,464	3,004,016

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,410,765	2,410,765
Retained Earnings	1,708,892	1,727,899
Accumulated Other Comprehensive Income	325	301
Common Stockholder's Equity	4,180,334	4,199,317

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,926,699	$11,409,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$853,943	$865,028	$2,444,034	$2,344,903

Operating Expenses:
Purchased Power and Transmission	299,017	314,571	865,389	850,794
Operations and Maintenance	135,077	128,523	399,065	355,500
Depreciation	76,250	72,017	224,095	208,899
Amortization of Regulatory Assets, Net	30,406	54,031	78,453	97,437
Energy Efficiency Programs	40,129	30,240	86,897	71,606
Taxes Other Than Income Taxes	82,781	92,987	261,244	267,662
Total Operating Expenses	663,660	692,369	1,915,143	1,851,898
Operating Income	190,283	172,659	528,891	493,005
Interest Expense	39,520	37,609	112,274	113,107
Other Income, Net	4,831	7,098	11,564	20,722
Income Before Income Tax Expense	155,594	142,148	428,181	400,620
Income Tax Expense	43,907	41,818	101,219	102,010
Net Income	$111,687	$100,330	$326,962	$298,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$111,687	$100,330	$326,962	$298,610
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(20)	58
Changes in Unrealized Gains/(Losses) on Marketable Securities	6	(5)	44	(21)
Other Comprehensive (Loss)/Income, Net of Tax	(1)	(12)	24	37
Comprehensive Income	$111,686	$100,318	$326,986	$298,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	60,352	2,410,765	1,737,980	318	4,209,415
Net Income				104,804		104,804
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(176,400)		(176,400)
Other				1		1
Other Comprehensive Income					8	8
Balance as of June 30, 2019	6,035,205	60,352	2,410,765	1,664,995	326	4,136,438
Net Income				111,687		111,687
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(66,400)		(66,400)
Other Comprehensive Loss					(1)	(1)
Balance as of September 30, 2019	6,035,205	$60,352	$2,410,765	$1,708,892	$325	$4,180,334

	For the Nine Months Ended September 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	6,035,205	$60,352	$2,110,765	$1,415,741	$269	$3,587,127
Net Income				98,568		98,568
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			9,000			9,000
Other Comprehensive Income					40	40
Balance as of March 31, 2018	6,035,205	60,352	2,119,765	1,452,919	309	3,633,345
Net Income				99,712		99,712
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			91,000			91,000
Other Comprehensive Income					9	9
Balance as of June 30, 2018	6,035,205	60,352	2,210,765	1,551,241	318	3,822,676
Net Income				100,330		100,330
Dividends on Preferred Stock				(1,389)		(1,389)
Other Comprehensive Loss					(12)	(12)
Balance as of September 30, 2018	6,035,205	$60,352	$2,210,765	$1,650,182	$306	$3,921,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$326,962	$298,610
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	224,095	208,899
Deferred Income Taxes	19,999	28,637
Uncollectible Expense	12,084	12,135
Pension, SERP, and PBOP Expense, Net	9,843	6,594
Pension Contributions	(24,000)	(41,150)
Regulatory Over/(Under) Recoveries, Net	32,435	(1,136)
Amortization of Regulatory Assets, Net	78,453	97,437
Other	(66,737)	(55,827)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(70,996)	(126,513)
Taxes Receivable/Accrued, Net	32,708	72,702
Accounts Payable	8,604	(15,303)
Other Current Assets and Liabilities, Net	(51,937)	(33,965)
Net Cash Flows Provided by Operating Activities	531,513	451,120

Investing Activities:
Investments in Property, Plant and Equipment	(699,288)	(660,673)
Other Investing Activities	645	167
Net Cash Flows Used in Investing Activities	(698,643)	(660,506)

Financing Activities:
Cash Dividends on Common Stock	(341,800)	(60,000)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	—	100,000
Issuance of Long-Term Debt	500,000	500,000
Retirement of Long-Term Debt	(250,000)	(300,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	173,100	(23,600)
Other Financing Activities	12,667	(7,584)
Net Cash Flows Provided by Financing Activities	89,798	204,647
Net Decrease in Cash and Restricted Cash	(77,332)	(4,739)
Cash and Restricted Cash - Beginning of Period	91,613	9,619
Cash and Restricted Cash - End of Period	$14,281	$4,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$264	$1,606
Receivables, Net	385,689	361,296
Accounts Receivable from Affiliated Companies	39,386	31,344
Unbilled Revenues	42,794	34,518
Materials, Supplies and REC Inventory	90,169	114,202
Regulatory Assets	201,215	241,747
Prepayments and Other Current Assets	11,564	51,960
Total Current Assets	771,081	836,673

Property, Plant and Equipment, Net	9,264,180	8,794,700

Deferred Debits and Other Assets:
Regulatory Assets	1,159,056	1,196,512
Prepaid PBOP	152,978	132,810
Other Long-Term Assets	149,785	109,764
Total Deferred Debits and Other Assets	1,461,819	1,439,086

Total Assets	$11,497,080	$11,070,459

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$28,000	$278,500
Notes Payable to Eversource Parent	48,700	—
Long-Term Debt – Current Portion	95,000	—
Accounts Payable	304,346	384,398
Accounts Payable to Affiliated Companies	84,898	89,636
Obligations to Third Party Suppliers	110,243	109,547
Renewable Portfolio Standards Compliance Obligations	113,330	139,898
Regulatory Liabilities	199,381	190,620
Other Current Liabilities	112,577	74,872
Total Current Liabilities	1,096,475	1,267,471

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,329,266	1,294,467
Regulatory Liabilities	1,519,631	1,513,279
Accrued Pension and SERP	20,544	14,145
Other Long-Term Liabilities	325,617	263,096
Total Deferred Credits and Other Liabilities	3,195,058	3,084,987

Long-Term Debt	3,246,631	2,944,846

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,663,442	1,633,442
Retained Earnings	2,253,509	2,098,091
Accumulated Other Comprehensive Loss	(1,035)	(1,378)
Common Stockholder's Equity	3,915,916	3,730,155

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$11,497,080	$11,070,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$878,669	$939,460	$2,358,174	$2,400,324

Operating Expenses:
Purchased Power and Transmission	300,726	383,208	859,227	981,895
Operations and Maintenance	120,917	123,634	342,804	344,478
Depreciation	74,664	70,616	220,303	205,210
Amortization of Regulatory Assets, Net	27,296	17,149	73,064	35,467
Energy Efficiency Programs	84,409	89,430	227,042	229,408
Taxes Other Than Income Taxes	51,266	49,927	144,314	145,740
Total Operating Expenses	659,278	733,964	1,866,754	1,942,198
Operating Income	219,391	205,496	491,420	458,126
Interest Expense	29,322	26,958	85,442	80,780
Other Income, Net	10,735	13,697	32,479	40,567
Income Before Income Tax Expense	200,804	192,235	438,457	417,913
Income Tax Expense	45,864	51,640	99,769	112,247
Net Income	$154,940	$140,595	$338,688	$305,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$154,940	$140,595	$338,688	$305,666
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	1	3	3
Qualified Cash Flow Hedging Instruments	109	110	328	328
Changes in Unrealized Gains/(Losses) on Marketable Securities	2	(1)	12	(6)
Other Comprehensive Income, Net of Tax	112	110	343	325
Comprehensive Income	$155,052	$140,705	$339,031	$305,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	—	1,653,442	2,131,015	(1,261)	3,783,196
Net Income				89,734		89,734
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(121,200)		(121,200)
Other Comprehensive Income					114	114
Balance as of June 30, 2019	200	—	1,653,442	2,099,059	(1,147)	3,751,354
Net Income				154,940		154,940
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			10,000			10,000
Other Comprehensive Income					112	112
Balance as of September 30, 2019	200	$—	$1,663,442	$2,253,509	$(1,035)	$3,915,916

	For the Nine Months Ended September 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	200	$—	$1,502,942	$1,944,961	$(1,823)	$3,446,080
Net Income				77,149		77,149
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(161,000)		(161,000)
Capital Contributions from Eversource Parent			92,500			92,500
Other				1		1
Other Comprehensive Income					106	106
Balance as of March 31, 2018	200	—	1,595,442	1,860,621	(1,717)	3,454,346
Net Income				87,921		87,921
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			8,000			8,000
Other Comprehensive Income					109	109
Balance as of June 30, 2018	200	—	1,603,442	1,948,052	(1,608)	3,549,886
Net Income				140,595		140,595
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			5,000			5,000
Other Comprehensive Income					110	110
Balance as of September 30, 2018	200	$—	$1,608,442	$2,088,157	$(1,498)	$3,695,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$338,688	$305,666
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	220,303	205,210
Deferred Income Taxes	11,080	16,203
Uncollectible Expense	18,598	20,433
Pension, SERP and PBOP Income, Net	(9,779)	(15,855)
Pension and PBOP Contributions	(4,910)	(60,454)
Regulatory Overrecoveries, Net	46,543	180,797
Amortization of Regulatory Assets, Net	73,064	35,467
Other	(50,685)	(49,178)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(68,167)	(155,669)
Materials, Supplies and REC Inventory	24,033	29,156
Taxes Receivable/Accrued, Net	66,917	42,148
Accounts Payable	(47,256)	(13,178)
Other Current Assets and Liabilities, Net	(31,495)	33,543
Net Cash Flows Provided by Operating Activities	586,934	574,289

Investing Activities:
Investments in Property, Plant and Equipment	(636,214)	(538,973)
Other Investing Activities	67	46
Net Cash Flows Used in Investing Activities	(636,147)	(538,927)

Financing Activities:
Cash Dividends on Common Stock	(181,800)	(161,000)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	400,000	—
Capital Contributions from Eversource Parent	30,000	105,500
Increase in Notes Payable to Eversource Parent	48,700	16,000
(Decrease)/Increase in Notes Payable	(250,500)	6,500
Other Financing Activities	(3,868)	(239)
Net Cash Flows Provided by/(Used in) Financing Activities	41,062	(34,709)
Net (Decrease)/Increase in Cash and Restricted Cash	(8,151)	653
Cash and Restricted Cash - Beginning of Period	14,659	14,708
Cash and Restricted Cash - End of Period	$6,508	$15,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2019	As of December 31, 2018

ASSETS
Current Assets:
Cash	$1,647	$1,439
Receivables, Net	107,096	104,854
Accounts Receivable from Affiliated Companies	23,882	8,444
Unbilled Revenues	38,901	47,145
Taxes Receivable	1,111	25,913
Materials, Supplies and REC Inventory	23,960	37,504
Regulatory Assets	78,097	67,228
Special Deposits	18,526	47,498
Prepayments and Other Current Assets	2,726	17,564
Total Current Assets	295,946	357,589

Property, Plant and Equipment, Net	3,031,985	2,880,073

Deferred Debits and Other Assets:
Regulatory Assets	792,332	862,288
Other Long-Term Assets	40,890	27,406
Total Deferred Debits and Other Assets	833,222	889,694

Total Assets	$4,161,153	$4,127,356

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$42,100	$57,000
Long-Term Debt – Current Portion	150,000	150,000
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	89,992	111,292
Accounts Payable to Affiliated Companies	35,940	26,029
Regulatory Liabilities	54,681	55,526
Other Current Liabilities	61,260	64,046
Total Current Liabilities	477,183	516,225

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	500,391	481,221
Regulatory Liabilities	418,106	428,069
Accrued Pension, SERP and PBOP	88,492	124,457
Other Long-Term Liabilities	33,454	36,339
Total Deferred Credits and Other Liabilities	1,040,443	1,070,086

Long-Term Debt	951,471	655,173

Rate Reduction Bonds	540,122	583,331

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	678,134	678,134
Retained Earnings	475,770	627,258
Accumulated Other Comprehensive Loss	(1,970)	(2,851)
Common Stockholder's Equity	1,151,934	1,302,541

Commitments and Contingencies (Note 9)

Total Liabilities and Capitalization	$4,161,153	$4,127,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Operating Revenues	$280,431	$290,203	$797,766	$792,700

Operating Expenses:
Purchased Power, Fuel and Transmission	101,381	100,763	300,680	293,975
Operations and Maintenance	50,838	55,429	156,197	153,296
Depreciation	23,539	23,223	69,720	69,524
Amortization of Regulatory Assets, Net	20,421	27,357	39,944	41,318
Energy Efficiency Programs	7,300	5,863	20,229	15,694
Taxes Other Than Income Taxes	12,487	21,095	50,523	59,775
Total Operating Expenses	215,966	233,730	637,293	633,582
Operating Income	64,465	56,473	160,473	159,118
Interest Expense	16,378	16,593	44,654	43,977
Other Income, Net	4,634	16,095	14,640	24,253
Income Before Income Tax Expense	52,721	55,975	130,459	139,394
Income Tax Expense	11,842	15,309	29,947	37,857
Net Income	$40,879	$40,666	$100,512	$101,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018	2019	2018

Net Income	$40,879	$40,666	$100,512	$101,537
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	268	268	806	835
Changes in Unrealized Gains/(Losses) on Marketable Securities	10	(7)	75	(36)
Other Comprehensive Income, Net of Tax	278	261	881	799
Comprehensive Income	$41,157	$40,927	$101,393	$102,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	—	678,134	641,039	(2,544)	1,316,629
Net Income				26,852		26,852
Dividends on Common Stock				(214,000)		(214,000)
Other Comprehensive Income					296	296
Balance as of June 30, 2019	301	—	678,134	453,891	(2,248)	1,129,777
Net Income				40,879		40,879
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					278	278
Balance as of September 30, 2019	301	$—	$678,134	$475,770	$(1,970)	$1,151,934

	For the Nine Months Ended September 30, 2018
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	301	$—	$843,134	$511,382	$(3,922)	$1,350,594
Net Income				35,093		35,093
Other Comprehensive Income					269	269
Balance as of March 31, 2018	301	—	843,134	546,475	(3,653)	1,385,956
Net Income				25,779		25,779
Capital Contributions from Eversource Parent			225,000			225,000
Return of Capital			(530,000)			(530,000)
Other				(1)		(1)
Other Comprehensive Income					269	269
Balance as of June 30, 2018	301	—	538,134	572,253	(3,384)	1,107,003
Net Income				40,666		40,666
Other Comprehensive Income					261	261
Balance as of September 30, 2018	301	$—	$538,134	$612,919	$(3,123)	$1,147,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2019	2018

Operating Activities:
Net Income	$100,512	$101,537
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	69,720	69,524
Deferred Income Taxes	12,960	11,473
Uncollectible Expense	4,977	4,865
Regulatory Underrecoveries, Net	(13,347)	(19,764)
Amortization of Regulatory Assets, Net	39,944	41,318
Pension, SERP and PBOP Expense	683	1,106
Pension Contributions	(15,400)	—
Other	(23,865)	(9,075)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(13,498)	(32,819)
Materials, Supplies and REC Inventory	13,545	14,555
Taxes Receivable/Accrued, Net	31,909	10,929
Accounts Payable	(12,100)	(3,828)
Other Current Assets and Liabilities, Net	6,754	27,844
Net Cash Flows Provided by Operating Activities	202,794	217,665

Investing Activities:
Investments in Property, Plant and Equipment	(209,031)	(236,206)
Proceeds from the Sale of Generation Assets	—	193,924
Other Investing Activities	904	5,149
Net Cash Flows Used in Investing Activities	(208,127)	(37,133)

Financing Activities:
Cash Dividends on Common Stock	(252,000)	(150,000)
Capital Contributions from Eversource Parent	—	225,000
Return of Capital	—	(530,000)
Issuance of Long-Term Debt	300,000	—
Retirement of Long-Term Debt	—	(110,000)
Issuance of Rate Reduction Bonds	—	635,663
Repayment of Rate Reduction Bonds	(52,332)	—
Decrease in Notes Payable to Eversource Parent	(14,900)	(216,300)
Other Financing Activities	(4,146)	1,080
Net Cash Flows Used in Financing Activities	(23,378)	(144,557)
Net (Decrease)/Increase in Cash and Restricted Cash	(28,711)	35,975
Cash and Restricted Cash - Beginning of Period	52,723	2,191
Cash and Restricted Cash - End of Period	$24,012	$38,166

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2019 and December 31, 2018, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018. The results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018 and the cash flows for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results expected for a full year.

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

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective: In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The standard is effective January 1, 2020 and requires a modified retrospective method through a cumulative effect adjustment to retained earnings. The Company is assessing the impacts of this standard on the accounting for credit losses on its financial instruments, including accounts receivable, and does not expect it to have a material impact on the financial statements.

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

C.    Impairment of Northern Pass Transmission
Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court issued a decision denying Northern Pass’ appeal and affirming the NHSEC’s evaluation and decision that denied Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable. As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired.

Based on the conclusion that the construction of Northern Pass was not probable, Eversource recorded an impairment charge in the second quarter of 2019 for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the nine months ended September 30, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the second quarter impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. Eversource does not expect any significant estimated future cash expenditures associated with this impairment charge.

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

The total provision for uncollectible accounts is included in Receivables, Net on the balance sheets. The provision for uncollectible hardship accounts is included in the total uncollectible provision balance. The provision balances are as follows:

	Total Provision for Uncollectible Accounts		Provision for Uncollectible Hardship Accounts
(Millions of Dollars)	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
Eversource	$225.5	$212.7	$146.5	$131.5
CL&P	94.1	88.0	77.8	71.9
NSTAR Electric	80.7	74.5	49.4	42.5
PSNH	10.6	11.1	—	—

Uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Eversource	$14.9	$21.5	$46.4	$50.7
CL&P	4.5	4.4	12.1	12.1
NSTAR Electric	7.0	9.1	18.6	20.4
PSNH	1.8	1.6	5.0	4.9

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

F.    Investments in Unconsolidated Affiliates
Investments in Offshore Wind Business: Eversource's offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold power purchase agreements and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects. Eversource's offshore wind projects are being developed in joint and equal partnership with Ørsted.

On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast, where Eversource owns 50 percent of these assets. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. These equity investments are included in long-term assets on the balance sheet, and earnings impacts are included in Other Income, Net on the statement of income. As of September 30, 2019, Eversource's total equity investment balance in its offshore wind business was $637.2 million. In the third quarter of 2019, Eversource made additional capital contributions of $133.6 million.

G.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2019				September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$10.1	$1.7	$5.6	$1.4	$14.8	$2.0	$9.0	$2.0
AFUDC Equity	10.5	3.6	5.6	1.0	12.0	3.3	4.2	—
Equity in Earnings/(Loss) and Impairment of Unconsolidated Affiliates (1)	6.1	—	0.2	—	(27.9)	—	0.2	—
Investment Income/(Loss)	(2.8)	(0.8)	(0.9)	(0.3)	1.8	0.7	(0.4)	0.1
Interest Income (2)	2.9	0.3	0.1	2.5	10.8	0.9	0.2	9.6
Gain on Sale of Property	—	—	—	—	5.0	—	0.5	4.4
Other	0.2	—	0.1	—	0.2	0.2	—	—
Total Other Income, Net	$27.0	$4.8	$10.7	$4.6	$16.7	$7.1	$13.7	$16.1

	For the Nine Months Ended
	September 30, 2019				September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$23.2	$0.1	$18.0	$3.5	$44.6	$7.3	$26.8	$6.4
AFUDC Equity	34.5	9.4	14.7	2.1	32.6	9.4	11.5	—
Equity in Earnings/(Loss) and Impairment of Unconsolidated Affiliates (1)	37.0	0.2	0.6	—	(0.4)	—	0.6	—
Investment Income/(Loss)	(2.3)	0.9	(1.5)	—	2.2	0.9	0.6	0.2
Interest Income (2)	10.8	1.1	0.5	9.0	16.2	2.9	0.6	13.3
Gain on Sale of Property	0.2	—	—	—	5.0	—	0.5	4.4
Other	0.4	(0.1)	0.2	—	0.5	0.2	—	—
Total Other Income, Net	$103.8	$11.6	$32.5	$14.6	$100.7	$20.7	$40.6	$24.3

(1) For the three and nine months ended September 30, 2018, equity in earnings/(loss) and impairment of unconsolidated affiliates includes an other-than-temporary impairment of $32.9 million of the Access Northeast project investment. For the nine months ended September 30, 2019 and 2018, equity in earnings includes $20.4 million and $17.6 million, respectively, of unrealized gains associated with an investment in a renewable energy fund.

(2) For the nine months ended September 30, 2019, see Note 2, "Regulatory Accounting," for further information on $5.2 million of interest income recognized in 2019 for the equity return component of carrying charges on storm costs at PSNH. For the three and nine months ended September 30, 2018, PSNH recognized $8.7 million for the equity return component of carrying charges on storm costs incurred from August 2011 through March 2013.

H.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Eversource	$42.6	$43.5	$124.0	$122.5
CL&P	39.8	40.6	107.8	107.7

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from above were amounts recorded as Taxes Other Than Income Taxes related to the remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts were $21.4 million for the nine months ended September 30, 2019, and $10.7 million and $36.1 million for the three and nine months ended September 30, 2018, respectively. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

I.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2019	As of September 30, 2018
Eversource	$317.8	$303.7
CL&P	107.6	103.0
NSTAR Electric	79.0	62.5
PSNH	35.8	48.3

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$22.7	$9.3	$0.3	$1.6	$108.1	$87.7	$1.6	$1.4
Restricted cash included in:
Prepayments and Other Current Assets	37.7	4.6	6.1	18.5	72.1	3.5	13.0	47.5
Marketable Securities	19.6	0.4	0.1	0.7	25.9	0.4	0.1	0.6
Other Long-Term Assets	71.9	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$151.9	$14.3	$6.5	$24.0	$209.3	$91.6	$14.7	$52.7

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,835.1	$400.5	$542.8	$148.5	$1,914.8	$424.7	$544.4	$169.6
Income Taxes, Net	713.4	460.2	108.6	11.4	728.6	454.4	105.9	8.3
Securitized Stranded Costs	576.1	—	—	576.1	608.4	—	—	608.4
Storm Restoration Costs, Net	508.9	258.9	190.2	59.8	576.0	302.6	212.9	60.5
Regulatory Tracker Mechanisms	282.7	56.5	121.1	58.1	316.0	33.2	169.1	67.3
Derivative Liabilities	345.8	342.3	—	—	356.5	356.5	—	—
Goodwill-related	335.7	—	288.3	—	348.4	—	299.1	—
Asset Retirement Obligations	101.3	33.8	51.7	3.5	89.2	32.3	42.2	3.3
Other Regulatory Assets	131.8	25.6	57.6	13.0	208.0	27.0	64.6	12.1
Total Regulatory Assets	4,830.8	1,577.8	1,360.3	870.4	5,145.9	1,630.7	1,438.2	929.5
Less: Current Portion	538.2	173.3	201.2	78.1	514.8	125.2	241.7	67.2
Total Long-Term Regulatory Assets	$4,292.6	$1,404.5	$1,159.1	$792.3	$4,631.1	$1,505.5	$1,196.5	$862.3

Storm Filings: On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years to begin May 1, 2019.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to plant or other balance sheet accounts. CL&P began recovery of the $141.0 million in distribution rates effective May 1, 2019.

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

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $144.3 million (including $44.7 million for CL&P, $61.5 million for NSTAR Electric and $17.8 million for PSNH) and $122.9 million (including $42.1 million for CL&P, $49.3 million for NSTAR Electric and $12.2 million for PSNH) of additional regulatory costs as of September 30, 2019 and December 31, 2018, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2019				As of December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,846.9	$1,025.7	$1,083.2	$394.0	$2,883.0	$1,031.0	$1,103.7	$396.4
Cost of Removal	552.0	56.3	325.2	20.5	521.0	39.9	307.1	22.1
Benefit Costs	79.7	—	67.4	—	91.2	—	76.9	—
Regulatory Tracker Mechanisms	404.3	169.7	167.9	43.3	309.0	89.5	163.7	48.3
AFUDC - Transmission	72.6	46.4	26.2	—	70.7	47.4	23.3	—
Revenue Subject to Refund due to Tax Cuts and Jobs Act	18.3	—	—	9.0	24.6	—	—	12.6
Other Regulatory Liabilities	111.9	29.9	49.1	6.0	80.2	24.0	29.2	4.2
Total Regulatory Liabilities	4,085.7	1,328.0	1,719.0	472.8	3,979.7	1,231.8	1,703.9	483.6
Less: Current Portion	441.2	168.1	199.4	54.7	370.2	109.6	190.6	55.5
Total Long-Term Regulatory Liabilities	$3,644.5	$1,159.9	$1,519.6	$418.1	$3,609.5	$1,122.2	$1,513.3	$428.1

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2019	As of December 31, 2018
(Millions of Dollars)
Distribution - Electric	$15,737.6	$15,071.1
Distribution - Natural Gas	3,723.7	3,546.2
Transmission - Electric	10,570.6	10,153.9
Distribution - Water	1,686.3	1,639.8
Solar	199.2	164.1
Utility	31,917.4	30,575.1
Other (1)	935.2	778.6
Property, Plant and Equipment, Gross	32,852.6	31,353.7
Less: Accumulated Depreciation
Utility	(7,417.6)	(7,126.2)
Other	(375.1)	(336.7)
Total Accumulated Depreciation	(7,792.7)	(7,462.9)
Property, Plant and Equipment, Net	25,059.9	23,890.8
Construction Work in Progress	1,852.0	1,719.6
Total Property, Plant and Equipment, Net	$26,911.9	$25,610.4

	As of September 30, 2019			As of December 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,417.9	$7,102.3	$2,257.7	$6,176.4	$6,756.4	$2,178.6
Transmission - Electric	4,938.5	4,186.6	1,440.7	4,700.5	4,065.9	1,338.7
Solar	—	199.2	—	—	164.1	—
Property, Plant and Equipment, Gross	11,356.4	11,488.1	3,698.4	10,876.9	10,986.4	3,517.3
Less: Accumulated Depreciation	(2,370.6)	(2,860.3)	(803.0)	(2,302.6)	(2,702.0)	(772.9)
Property, Plant and Equipment, Net	8,985.8	8,627.8	2,895.4	8,574.3	8,284.4	2,744.4
Construction Work in Progress	470.8	636.4	136.6	335.4	510.3	135.7
Total Property, Plant and Equipment, Net	$9,456.6	$9,264.2	$3,032.0	$8,909.7	$8,794.7	$2,880.1

(1)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2019			As of December 31, 2018
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$11.6	$(0.3)	$11.3	$9.6	$(3.4)	$6.2
Other	Level 2	—	—	—	1.5	(0.9)	0.6
Long-Term Derivative Assets:
CL&P	Level 3	70.9	(2.2)	68.7	74.2	(2.3)	71.9
Current Derivative Liabilities:
CL&P	Level 3	(64.6)	—	(64.6)	(55.1)	—	(55.1)
Other	Level 2	(3.5)	0.2	(3.3)	—	—	—
Long-Term Derivative Liabilities:
CL&P	Level 3	(357.7)	—	(357.7)	(379.5)	—	(379.5)
Other	Level 2	(0.2)	—	(0.2)	—	—	—

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of September 30, 2019 and December 31, 2018, were 679 MW and 787 MW, respectively.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of September 30, 2019 and December 31, 2018, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the price of 11.6 million and 12.5 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2019 and 2018, there were losses of $9.2 million and gains of $1.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2019 and 2018, there were losses of $19.5 million and $25.8 million, respectively.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2019					As of December 31, 2018
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$3.01	—	7.34	per kW-Month	2023 - 2026	$4.30	—	7.44	per kW-Month	2022 - 2026
Forward Reserve	0.80	—	1.90	per kW-Month	2019 - 2024	0.75	—	1.78	per kW-Month	2019 - 2024

Exit price premiums of 2.6 percent through 14.1 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	2019	2018
Derivatives, Net:
Fair Value as of Beginning of Period	$(345.4)	$(369.3)	$(356.5)	$(362.3)
Net Realized/Unrealized (Losses)/Gains Included in Regulatory Assets	(8.5)	1.2	(16.4)	(27.0)
Settlements	11.6	8.2	30.6	29.4
Fair Value as of End of Period	$(342.3)	$(359.9)	$(342.3)	$(359.9)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of September 30, 2019 and December 31, 2018 was $43.4 million and $44.0 million, respectively.  For each of the three months ended September 30, 2019 and 2018, there were unrealized gains of $2.4 million, recorded in Other Income, Net related to these equity securities. For the nine months ended September 30, 2019 and 2018, there were unrealized gains of $5.7 million and $2.6 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $163.7 million and $200.0 million as of September 30, 2019 and December 31, 2018, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2019				As of December 31, 2018
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$203.0	$8.9	$(0.1)	$211.8	$190.0	$0.4	$(4.0)	$186.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $174.7 million and $143.9 million as of September 30, 2019 and December 31, 2018, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the three and nine months ended September 30, 2019 and 2018.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of September 30, 2019, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$28.6	$28.5
One to five years	49.8	51.2
Six to ten years	30.0	31.9
Greater than ten years	94.6	100.2
Total Debt Securities	$203.0	$211.8

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2019	As of December 31, 2018
Level 1:
Mutual Funds and Equities	$207.1	$244.0
Money Market Funds	19.6	25.9
Total Level 1	$226.7	$269.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$95.2	$79.6
Corporate Debt Securities	49.5	39.5
Asset-Backed Debt Securities	13.1	14.0
Municipal Bonds	25.6	19.2
Other Fixed Income Securities	8.8	8.2
Total Level 2	$192.2	$160.5
Total Marketable Securities	$418.9	$430.4

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$684.5	$631.5	$765.5	$818.5	2.25%	2.77%
NSTAR Electric Commercial Paper Program	28.0	278.5	622.0	371.5	1.98%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of September 30, 2019 or December 31, 2018.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2019, there were intercompany loans from Eversource parent to CL&P of $173.1 million, to PSNH of $42.1 million, and to Harbor Electric Energy Company ("HEEC"), a wholly-owned subsidiary of NSTAR Electric, of $48.7 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On April 26, 2019, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2019. On August 14, 2019, PURA approved CL&P's request for authorization to issue up to $675 million in long-term debt through December 31, 2022.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Paid short-term borrowings that were used to pay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
3.20% 2017 Series A First Mortgage Bonds (2)	September 2019	200.0	March 2027	Paid short-term borrowings and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Paid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Paid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Paid long-term debt due to mature in December 2019, paid short-term borrowings and fund capital expenditures and working capital
Other:
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 2.23% Series P First Mortgage Bonds	September 2019	100.0	October 2024	Paid long-term debt due to mature in November 2019, paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 3.30% Series Q First Mortgage Bonds	September 2019	100.0	October 2049	Paid long-term debt due to mature in November 2019, paid short-term borrowings and fund capital expenditures and working capital

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

(2)	These bonds are part of the same series issued by CL&P in March 2017. The aggregate outstanding principal amount of these bonds is now $500 million.

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

(Millions of Dollars)
Balance Sheet:	As of September 30, 2019	As of December 31, 2018
Restricted Cash - Current Portion (included in Prepayments and Other Current Assets)	$18.5	$47.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Costs (included in Regulatory Assets)	576.1	608.4
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.7	5.8
Accrued Interest (included in Other Current Liabilities)	3.4	14.4
Rate Reduction Bonds - Current Portion	43.2	52.3
Rate Reduction Bonds - Long-Term Portion	540.1	583.3

(Millions of Dollars)	For the Three Months Ended		For the Nine Months Ended
Income Statement:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.2	$32.2	$17.1
Interest Expense on RRB Principal (included in Interest Expense)	5.2	6.0	15.9	8.8

8.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSION

Eversource provides defined benefit retirement plans ("Pension Plans") that cover eligible employees.  In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans ("SERP Plans"), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees. Eversource also provides defined benefit postretirement plans ("PBOP Plans") that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that meet certain age and service eligibility requirements. We contributed $112.5 million and $183.2 million to the Pension Plans for the nine months ended September 30, 2019 and 2018, respectively, and $7.9 million and $5.7 million to the PBOP Plans for the nine months ended September 30, 2019 and 2018, respectively.

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

	Pension and SERP
	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.2	$4.4	$3.6	$1.5	$20.9	$5.2	$4.3	$2.7
Interest Cost	54.8	11.4	12.3	6.0	49.2	10.5	10.9	5.5
Expected Return on Pension Plan Assets	(91.6)	(18.1)	(24.2)	(10.1)	(97.8)	(19.4)	(26.6)	(10.8)
Actuarial Loss	35.6	6.3	11.8	2.3	35.7	7.1	10.1	3.3
Prior Service Cost	0.3	—	—	—	2.0	0.2	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$15.3	$4.0	$3.5	$(0.3)	$10.0	$3.6	$(1.2)	$0.8
Intercompany Allocations	N/A	$2.0	$1.9	$0.5	N/A	$1.5	$1.6	$0.5

	Pension and SERP
	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$51.6	$13.6	$11.0	$5.6	$64.2	$16.2	$13.1	$8.4
Interest Cost	163.8	34.4	36.6	18.2	147.1	31.4	32.6	16.4
Expected Return on Pension Plan Assets	(275.4)	(55.1)	(72.9)	(30.6)	(293.8)	(59.7)	(78.3)	(32.6)
Actuarial Loss	107.9	20.6	33.1	8.2	107.6	21.9	31.0	9.8
Prior Service Cost	0.9	—	0.2	—	6.0	0.8	0.2	0.2
Total Net Periodic Benefit Expense/(Income)	$48.8	$13.5	$8.0	$1.4	$31.1	$10.6	$(1.4)	$2.2
Intercompany Allocations	N/A	$6.5	$6.1	$1.8	N/A	$4.5	$4.8	$1.4

	PBOP
	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$2.0	$0.3	$0.4	$0.2	$2.5	$0.4	$0.5	$0.3
Interest Cost	8.1	1.6	2.4	0.8	7.7	1.5	2.2	0.9
Expected Return on Plan Assets	(16.7)	(2.2)	(7.5)	(1.3)	(18.2)	(2.6)	(8.1)	(1.5)
Actuarial Loss	2.1	0.3	0.8	0.1	2.6	0.4	0.5	0.2
Prior Service Cost/(Credit)	(5.8)	0.2	(4.2)	0.1	(6.0)	0.3	(4.3)	0.1
Total Net Periodic Benefit Expense/(Income)	$(10.3)	$0.2	$(8.1)	$(0.1)	$(11.4)	$—	$(9.2)	$—
Intercompany Allocations	N/A	$(0.2)	$(0.3)	$(0.1)	N/A	$(0.3)	$(0.3)	$(0.1)

	PBOP
	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$5.9	$1.1	$1.3	$0.5	$7.5	$1.4	$1.6	$0.9
Interest Cost	24.5	4.7	7.1	2.5	23.0	4.4	6.5	2.5
Expected Return on Plan Assets	(50.1)	(6.9)	(22.6)	(4.0)	(54.2)	(7.8)	(24.4)	(4.5)
Actuarial Loss	6.2	1.0	2.5	0.3	7.7	1.2	1.7	0.6
Prior Service Cost/(Credit)	(17.6)	0.8	(12.7)	0.3	(17.6)	0.8	(12.7)	0.4
Total Net Periodic Benefit Expense/(Income)	$(31.1)	$0.7	$(24.4)	$(0.4)	$(33.6)	$—	$(27.3)	$(0.1)
Intercompany Allocations	N/A	$(0.6)	$(0.9)	$(0.3)	N/A	$(0.8)	$(1.0)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2019		As of December 31, 2018
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	58	$70.3	60	$64.7
CL&P	15	6.0	15	5.4
NSTAR Electric	15	9.5	16	10.9
PSNH	9	5.7	9	5.4

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $56.4 million and $50.1 million as of September 30, 2019 and December 31, 2018, respectively, and related primarily to the natural gas business segment.

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

B.     Long-Term Contractual Arrangements
On December 28, 2018, under Public Act 17-3, "An Act Concerning Zero Carbon Procurement," DEEP selected the Millstone Nuclear Power Station generation facility and Seabrook Nuclear Power Plant, along with smaller generation facilities, in DEEP’s zero-carbon request for proposal. CL&P and UI were directed by DEEP to enter into ten-year contracts to purchase a combined total of approximately 9 million MWh annually from the Millstone generation facility. On March 15, 2019, CL&P and UI each signed a ten-year contract with the owner of Millstone Nuclear Power Station in order to purchase a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. PURA approved the contracts on September 18, 2019.

The significant output of the Millstone generation facility, the contract period, and the pricing will result in estimated annual contractual commitments of approximately $360 million over the ten-year contract term. CL&P plans to sell the energy purchased under this contract into the market and use the proceeds from these energy sales to offset the contract costs.  As the net costs under this contract will be recovered from customers in future rates, the contract will not have an impact on the net income of CL&P. Energy deliveries under this contract began in October 2019, for which payments will begin in November 2019. Contracts with other suppliers selected by DEEP are being reviewed by PURA.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line would go into commercial operation, Eversource parent would guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. In the second quarter of 2019, Eversource concluded that construction of the NPT project was no longer probable. For further information regarding the impairment of NPT, see Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements. While this guaranty is currently outstanding, it is expected to be extinguished in connection with the final dissolution of NPT.

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of September 30, 2019:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Various	Surety Bonds (1)	$34.3	2019 - 2021
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	6.8	2024
Bay State Wind	Real Estate Purchase	2.5	2020

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

On October 25, 2019, Eversource parent issued a guaranty on behalf of its 50 percent-owned joint venture subsidiary, Sunrise Wind LLC, whereby Eversource parent will guaranty Sunrise Wind LLC’s performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the "Agreement"). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority ("NYSERDA") and Sunrise Wind LLC. Obligations of Eversource parent under the guaranty expire at such time as the guaranteed obligations have been fully performed.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, CYAPC and YAEC received damages of $40.7 million and $28.1 million, respectively, which were recorded as restricted cash within Other Long-Term Assets on the Eversource consolidated balance sheet as of September 30, 2019.

On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019.

In September 2019, the Yankee Companies made a required informational filing with FERC as to the use of proceeds. FERC approval and payment to the Eversource utilities (CL&P, NSTAR Electric and PSNH) is expected in the fourth quarter of 2019. At this time, the damages are primarily expected to be used by the Yankee Companies to fund remaining fuel storage obligations, and management does not expect significant amounts to be refunded to the utilities. The utilities will ultimately refund any amounts received to utility customers.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2019.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Upon installation and completion of the new cable and removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice. Construction of the new distribution cable was completed in August 2019 and removal of the portions of the existing cable is expected to be completed by May of 2020.

NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit resulted in the initial $17.5 million of construction costs on the new cable being expensed as incurred, all of which was fully expensed in 2018. In connection with the new cable that was placed into service, a corresponding ARO was recognized for approximately $32 million within Other Long-Term Liabilities on the Eversource and NSTAR Electric balance sheets as of September 30, 2019.

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

The components of lease cost, prior to amounts capitalized, are as follows:

	For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Financing Lease Cost:
Amortization of Right-of-use-Assets	$0.4	$0.2	$0.1	$—	$1.1	$0.6	$0.1	$0.1
Interest on Lease Liabilities	0.3	0.1	0.1	—	1.0	0.4	0.4	—
Total Finance Lease Cost	0.7	0.3	0.2	—	2.1	1.0	0.5	0.1
Operating Lease Cost	2.9	0.1	0.5	—	8.9	0.3	1.3	0.1
Variable Lease Cost	15.3	3.6	—	11.7	46.4	10.1	—	36.3
Total Lease Cost	$18.9	$4.0	$0.7	$11.7	$57.4	$11.4	$1.8	$36.5

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

Supplemental balance sheet information related to leases is as follows:

		As of September 30, 2019
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$52.3	$0.9	$24.2	$0.4
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$8.9	$0.5	$0.6	$—
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	43.4	0.4	23.6	0.4
Total Operating Lease Liabilities		$52.3	$0.9	$24.2	$0.4
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$8.8	$2.2	$3.4	$0.9
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$2.3	$1.6	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	8.7	1.8	4.4	0.8
Total Finance Lease Liabilities		$11.0	$3.4	$4.4	$0.9

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows (in millions of dollars, unless otherwise noted):

	Eversource	CL&P	NSTAR Electric	PSNH
As of September 30, 2019
Weighted-Average Remaining Lease Term (Years):
Operating Leases	12	2	20	9
Financing Leases	11	2	22	9
Weighted-Average Discount Rate (Percentage):
Operating Leases	3.9%	2.5%	4.1%	3.7%
Financing Leases	4.2%	10.5%	2.9%	3.5%

For the Three Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$2.9	$0.1	$0.5	$—
Operating Cash Flows from Finance Leases	0.3	0.1	0.1	—
Financing Cash Flows from Finance Leases	0.5	0.4	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	0.9	0.8	—	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	—	—	—	—

For the Nine Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$8.7	$0.3	$1.2	$0.1
Operating Cash Flows from Finance Leases	1.0	0.4	0.4	—
Financing Cash Flows from Finance Leases	1.5	1.0	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.6	1.0	—	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	1.3	—	—	—

Future minimum lease payments, excluding variable costs, under long-term leases, as of September 30, 2019 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
October 1, 2019 through December 31, 2019	$2.6	$0.1	$0.3	$—	$0.9	$0.5	$0.1	$—
Year Ending December 31,
2020	10.1	0.5	1.6	0.1	3.4	2.0	0.5	0.1
2021	8.9	0.2	1.6	0.1	2.9	1.5	0.5	0.1
2022	7.4	—	1.6	0.1	1.5	—	0.6	0.1
2023	4.9	—	1.6	—	0.7	—	0.6	0.1
2024	2.8	—	1.6	—	0.7	—	0.6	0.1
Thereafter	28.9	0.1	28.7	0.2	13.3	—	12.8	0.5
Future lease payments	65.6	0.9	37.0	0.5	23.4	4.0	15.7	1.0
Less amount representing interest	13.3	—	12.8	0.1	12.4	0.6	11.3	0.1
Present value of future minimum lease payments	$52.3	$0.9	$24.2	$0.4	$11.0	$3.4	$4.4	$0.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.3	$116.2	$116.6	$43.0	$43.7	$—	$—
Long-Term Debt	14,293.2	15,479.2	3,518.5	4,104.4	3,341.6	3,695.3	1,101.5	1,165.7
Rate Reduction Bonds	583.3	634.1	—	—	—	—	583.3	634.1

As of December 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.8	$116.2	$113.8	$43.0	$43.0	$—	$—
Long-Term Debt	13,086.1	13,154.9	3,254.0	3,429.2	2,944.8	3,024.1	805.2	819.5
Rate Reduction Bonds	635.7	645.8	—	—	—	—	635.7	645.8

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(4.4)	$(0.5)	$(55.1)	$(60.0)	$(6.2)	$—	$(60.2)	$(66.4)

OCI Before Reclassifications	—	1.3	2.6	3.9	—	(0.7)	2.6	1.9
Amounts Reclassified from AOCI	0.9	—	3.2	4.1	1.6	—	3.3	4.9
Net OCI	0.9	1.3	5.8	8.0	1.6	(0.7)	5.9	6.8
Balance as of September 30th	$(3.5)	$0.8	$(49.3)	$(52.0)	$(4.6)	$(0.7)	$(54.3)	$(59.6)

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

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2019 and December 31, 2018	Issued as of
	Par Value		September 30, 2019	December 31, 2018
Eversource	$5	380,000,000	339,858,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

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

Under the forward sale agreement, a total of 11,960,000 common shares were borrowed from third parties and sold by the underwriters. The forward sale agreement allows Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of September 30, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $169.7 million under a cash settlement or would have been required to deliver 1,985,105 common shares under a net share settlement.

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

Treasury Shares: As of September 30, 2019 and December 31, 2018, there were 16,124,979 and 16,992,594 Eversource common shares held as treasury shares, respectively. As of September 30, 2019 and December 31, 2018, Eversource common shares outstanding were 323,733,423 and 316,885,808, respectively.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2019 and 2018 and $5.6 million for each of the nine months ended September 30, 2019 and 2018. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2019 and December 31, 2018. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income Attributable to Common Shareholders	$318.9	$289.4	$659.0	$801.7
Weighted Average Common Shares Outstanding:
Basic	324,037,169	317,360,110	320,442,253	317,367,252
Dilutive Effect of:
Share-Based Compensation Awards and Other	737,972	607,201	691,636	581,246
Equity Forward Sale Agreement	1,233,201	—	437,037	—
Total Dilutive Effect	1,971,173	607,201	1,128,673	581,246
Diluted	326,008,342	317,967,311	321,570,926	317,948,498
Basic EPS	$0.98	$0.91	$2.06	$2.53
Diluted EPS	$0.98	$0.91	$2.05	$2.52

16.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,041.4	$43.0	$—	$40.0	$—	$—	$1,124.4
Commercial	736.6	41.6	—	17.8	—	(1.4)	794.6
Industrial	90.6	18.1	—	1.3	—	(3.2)	106.8
Total Retail Tariff Sales Revenues	1,868.6	102.7	—	59.1	—	(4.6)	2,025.8
Wholesale Transmission Revenues	—	—	365.5	—	15.4	(300.7)	80.2
Wholesale Market Sales Revenues	33.1	5.5	—	1.3	—	—	39.9
Other Revenues from Contracts with Customers	12.3	0.5	3.1	1.7	242.7	(243.0)	17.3
Reserve for Revenues Subject to Refund	4.5	1.5	—	(0.8)	—	—	5.2
Total Revenues from Contracts with Customers	1,918.5	110.2	368.6	61.3	258.1	(548.3)	2,168.4
Alternative Revenue Programs	6.7	(7.6)	(20.9)	2.6	—	19.0	(0.2)
Other Revenues (1)	6.4	0.8	0.1	0.3	—	—	7.6
Total Operating Revenues	$1,931.6	$103.4	$347.8	$64.2	$258.1	$(529.3)	$2,175.8

	For the Nine Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,879.8	$402.0	$—	$100.5	$—	$—	$3,382.3
Commercial	2,002.0	254.9	—	48.1	—	(3.4)	2,301.6
Industrial	254.0	72.5	—	3.5	—	(8.7)	321.3
Total Retail Tariff Sales Revenues	5,135.8	729.4	—	152.1	—	(12.1)	6,005.2
Wholesale Transmission Revenues	—	—	971.6	—	43.7	(811.4)	203.9
Wholesale Market Sales Revenues	123.9	41.6	—	3.2	—	—	168.7
Other Revenues from Contracts with Customers	40.0	1.9	9.9	5.2	723.4	(725.2)	55.2
Reserve for Revenues Subject to Refund	(1.7)	4.7	—	(1.9)	—	—	1.1
Total Revenues from Contracts with Customers	5,298.0	777.6	981.5	158.6	767.1	(1,548.7)	6,434.1
Alternative Revenue Programs	15.0	—	56.1	4.2	—	(50.8)	24.5
Other Revenues (1)	14.2	2.3	0.3	0.7	—	—	17.5
Total Operating Revenues	$5,327.2	$779.9	$1,037.9	$163.5	$767.1	$(1,599.5)	$6,476.1

	For the Three Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,111.7	$42.8	$—	$41.2	$—	$—	$1,195.7
Commercial	789.6	40.8	—	17.9	—	(1.2)	847.1
Industrial	98.7	18.9	—	1.3	—	(2.6)	116.3
Total Retail Tariff Sales Revenues	2,000.0	102.5	—	60.4	—	(3.8)	2,159.1
Wholesale Transmission Revenues	—	—	364.5	—	11.7	(300.2)	76.0
Wholesale Market Sales Revenues	48.8	11.4	—	1.3	—	—	61.5
Other Revenues from Contracts with Customers	20.2	(0.5)	3.1	1.9	212.9	(213.5)	24.1
Reserve for Revenues Subject to Refund	5.2	(3.5)	—	(1.3)	—	—	0.4
Total Revenues from Contracts with Customers	2,074.2	109.9	367.6	62.3	224.6	(517.5)	2,321.1
Alternative Revenue Programs	(51.6)	(1.5)	(37.0)	1.1	—	33.8	(55.2)
Other Revenues	4.8	0.6	—	0.1	—	—	5.5
Total Operating Revenues	$2,027.4	$109.0	$330.6	$63.5	$224.6	$(483.7)	$2,271.4

	For the Nine Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,900.4	$395.9	$—	$100.9	$—	$—	$3,397.2
Commercial	2,023.0	245.4	—	47.9	—	(3.4)	2,312.9
Industrial	268.6	71.9	—	3.4	—	(7.5)	336.4
Total Retail Tariff Sales Revenues	5,192.0	713.2	—	152.2	—	(10.9)	6,046.5
Wholesale Transmission Revenues	—	—	988.9	—	34.4	(826.9)	196.4
Wholesale Market Sales Revenues	141.4	41.4	—	3.1	—	—	185.9
Other Revenues from Contracts with Customers	54.4	(1.4)	9.4	5.4	658.1	(659.8)	66.1
Reserve for Revenues Subject to Refund	(21.2)	(11.5)	—	(3.3)	—	—	(36.0)
Total Revenues from Contracts with Customers	5,366.6	741.7	998.3	157.4	692.5	(1,497.6)	6,458.9
Alternative Revenue Programs	(57.2)	(3.2)	(45.3)	3.7	—	41.5	(60.5)
Other Revenues	12.4	2.0	—	0.4	—	—	14.8
Total Operating Revenues	$5,321.8	$740.5	$953.0	$161.5	$692.5	$(1,456.1)	$6,413.2

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$513.6	$374.4	$153.4	$539.6	$414.8	$157.3
Commercial	247.0	406.1	84.1	259.0	443.8	87.3
Industrial	37.4	32.4	20.8	39.4	38.0	21.3
Total Retail Tariff Sales Revenues	798.0	812.9	258.3	838.0	896.6	265.9
Wholesale Transmission Revenues	175.2	132.9	57.4	179.1	128.3	57.1
Wholesale Market Sales Revenues	13.8	14.4	4.9	13.3	18.1	17.4
Other Revenues from Contracts with Customers	9.0	3.1	4.0	9.3	10.3	4.0
Reserve for Revenues Subject to Refund	—	—	4.5	8.3	—	(3.1)
Total Revenues from Contracts with Customers	996.0	963.3	329.1	1,048.0	1,053.3	341.3
Alternative Revenue Programs	(15.2)	9.8	(8.8)	(64.3)	(15.4)	(8.9)
Other Revenues (1)	4.1	1.8	0.6	2.8	1.8	0.2
Eliminations	(131.0)	(96.2)	(40.5)	(121.5)	(100.2)	(42.4)
Total Operating Revenues	$853.9	$878.7	$280.4	$865.0	$939.5	$290.2

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,426.9	$1,027.8	$425.1	$1,410.0	$1,071.6	$418.8
Commercial	708.4	1,058.3	236.8	702.2	1,083.8	238.4
Industrial	105.8	90.1	58.1	111.8	96.9	59.9
Total Retail Tariff Sales Revenues	2,241.1	2,176.2	720.0	2,224.0	2,252.3	717.1
Wholesale Transmission Revenues	445.9	383.1	142.6	469.8	367.7	151.4
Wholesale Market Sales Revenues	39.6	55.9	28.4	34.3	56.4	52.3
Other Revenues from Contracts with Customers	27.0	13.2	11.8	25.0	27.9	11.4
Reserve for Revenues Subject to Refund	—	—	(1.7)	(8.3)	(3.7)	(9.2)
Total Revenues from Contracts with Customers	2,753.6	2,628.4	901.1	2,744.8	2,700.6	923.0
Alternative Revenue Programs	45.6	19.1	6.4	(68.4)	(15.6)	(18.5)
Other Revenues (1)	7.9	5.2	1.4	6.5	5.1	0.8
Eliminations	(363.1)	(294.5)	(111.1)	(338.0)	(289.8)	(112.6)
Total Operating Revenues	$2,444.0	$2,358.2	$797.8	$2,344.9	$2,400.3	$792.7

(1)
Other Revenues include certain fees charged to customers, which are not considered revenue from contracts with customers. Other revenues also includes lease revenues under lessor accounting guidance of $1.2 million at Eversource, $0.3 million at CL&P, and $0.7 million at NSTAR Electric for the three months ended September 30, 2019, and $3.4 million at Eversource, $0.7 million at CL&P, and $2.0 million at NSTAR Electric for the nine months ended September 30, 2019, respectively.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) Eversource Water Ventures, Inc., parent company of Aquarion, and 5) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests that are not consolidated, which include a natural gas pipeline owned by Enbridge, Inc., the offshore wind business, a renewable energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline project described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,931.6	$103.4	$347.8	$64.2	$258.1	$(529.3)	$2,175.8
Depreciation and Amortization	(188.4)	(16.1)	(64.3)	(11.1)	(17.2)	0.6	(296.5)
Other Operating Expenses	(1,448.2)	(99.3)	(159.6)	(25.5)	(275.9)	638.4	(1,370.1)
Operating Income/(Loss)	$295.0	$(12.0)	$123.9	$27.6	$(35.0)	$109.7	$509.2
Interest Expense	$(53.2)	$(11.7)	$(33.6)	$(8.9)	$(41.7)	$13.9	$(135.2)
Other Income/(Loss), Net	13.9	—	61.4	(0.2)	497.0	(545.1)	27.0
Net Income/(Loss) Attributable to Common Shareholders	197.3	(17.1)	107.5	17.5	435.2	(421.5)	318.9

	For the Nine Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,327.2	$779.9	$1,037.9	$163.5	$767.1	$(1,599.5)	$6,476.1
Depreciation and Amortization	(517.6)	(56.0)	(188.0)	(35.0)	(45.6)	1.7	(840.5)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(4,166.8)	(620.4)	(366.9)	(75.4)	(719.8)	1,708.2	(4,241.1)
Operating Income	$642.8	$103.5	$243.4	$53.1	$1.7	$110.4	$1,154.9
Interest Expense	$(153.3)	$(35.4)	$(94.5)	$(26.2)	$(130.3)	$40.0	$(399.7)
Other Income, Net	44.2	1.1	78.2	0.2	813.7	(833.6)	103.8
Net Income Attributable to Common Shareholders	422.7	57.6	138.4	26.3	697.2	(683.2)	659.0
Cash Flows Used for Investments in Plant	861.0	327.8	686.7	79.9	173.6	—	2,129.0

	For the Three Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,027.4	$109.0	$330.6	$63.5	$224.6	$(483.7)	$2,271.4
Depreciation and Amortization	(206.1)	(13.9)	(58.3)	(11.7)	(12.0)	0.6	(301.4)
Other Operating Expenses	(1,562.2)	(102.4)	(96.7)	(25.5)	(200.9)	483.7	(1,504.0)
Operating Income/(Loss)	$259.1	$(7.3)	$175.6	$26.3	$11.7	$0.6	$466.0
Interest Expense	$(52.4)	$(11.3)	$(30.3)	$(8.5)	$(30.5)	$7.8	$(125.2)
Other Income, Net	32.2	1.5	9.0	0.7	251.7	(278.4)	16.7
Net Income/(Loss) Attributable to Common Shareholders	173.8	(12.6)	109.5	17.6	271.1	(270.0)	289.4

	For the Nine Months Ended September 30, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,321.8	$740.5	$953.0	$161.5	$692.5	$(1,456.1)	$6,413.2
Depreciation and Amortization	(486.0)	(59.6)	(171.8)	(34.6)	(35.9)	1.7	(786.2)
Other Operating Expenses	(4,238.6)	(585.7)	(268.7)	(73.9)	(617.2)	1,457.0	(4,327.1)
Operating Income	$597.2	$95.2	$512.5	$53.0	$39.4	$2.6	$1,299.9
Interest Expense	$(152.0)	$(33.7)	$(89.9)	$(25.5)	$(94.8)	$23.2	$(372.7)
Other Income/(Loss), Net	70.9	5.1	26.7	(0.4)	913.8	(915.4)	100.7
Net Income Attributable to Common Shareholders	379.3	50.2	329.6	26.3	905.9	(889.6)	801.7
Cash Flows Used for Investments in Plant	717.4	245.5	735.8	68.1	118.3	—	1,885.1

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2019	$21,999.4	$4,103.5	$10,666.9	$2,311.9	$19,137.8	$(18,494.1)	$39,725.4
As of December 31, 2018	21,389.1	3,904.9	10,285.0	2,253.0	17,874.2	(17,464.9)	38,241.3

For further information regarding the 2019 impairment of NPT, see Note 1C, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, as well as the Eversource 2018 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP, calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  Our earnings discussion also includes a non-GAAP financial measure referencing our 2019 earnings and EPS excluding the impairment charge for the NPT project.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•
We earned $318.9 million, or $0.98 per share, in the third quarter of 2019, and $659.0 million, or $2.05 per share, in the first nine months of 2019, compared with $289.4 million, or $0.91 per share, in the third quarter of 2018, and $801.7 million, or $2.52 per share, in the first nine months of 2018.  Results for the first nine months of 2019 include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our investment in the NPT project. Excluding that impairment charge, we earned $863.4 million, or $2.69 per share, in the first nine months of 2019.

•
Our electric distribution segment earned $197.3 million, or $0.61 per share, in the third quarter of 2019, and $422.7 million, or $1.32 per share, in the first nine months of 2019, compared with $173.8 million, or $0.55 per share, in the third quarter of 2018, and $379.3 million, or $1.19 per share, in the first nine months of 2018.  Our natural gas distribution segment had a net loss of $17.1 million, or $0.05 per share, in the third quarter of 2019, and earnings of $57.6 million, or $0.18 per share, in the first nine months of 2019, compared with a net loss of $12.6 million, or $0.04 per share, in the third quarter of 2018, and earnings of $50.2 million, or $0.16 per share, in the first nine months of 2018.  Our water distribution segment earned $17.5 million, or $0.06 per share, in the third quarter of 2019, and $26.3 million, or $0.08 per share, in the first nine months of 2019, compared with $17.6 million, or $0.06 per share, in the third quarter of 2018, and $26.3 million, or $0.08 per share, in the first nine months of 2018.

•
Our electric transmission segment earned $107.5 million, or $0.33 per share, in the third quarter of 2019, and $138.4 million, or $0.43 per share, in the first nine months of 2019, compared with $109.5 million, or $0.34 per share, in the third quarter of 2018, and $329.6 million, or $1.04 per share, in the first nine months of 2018.  Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $342.8 million, or $1.07 per share, in the first nine months of 2019.

•
Eversource parent and other companies earned $13.7 million, or $0.03 per share, in the third quarter of 2019, and $14.0 million, or $0.04 per share, in the first nine months of 2019, compared with $1.1 million in the third quarter of 2018, and $16.3 million, or $0.05 per share, in the first nine months of 2018.

•	Excluding the NPT impairment charge, we continue to project non-GAAP 2019 earnings of between $3.40 per share and $3.50 per share.

Liquidity:

•
Cash flows provided by operating activities totaled $1.49 billion in the first nine months of 2019, compared with $1.41 billion in the first nine months of 2018. Investments in property, plant and equipment totaled $2.13 billion in the first nine months of 2019, compared with $1.89 billion in the first nine months of 2018.  Cash totaled $22.7 million as of September 30, 2019, compared with $108.1 million as of December 31, 2018.

•
In the third quarter of 2019, we issued $475 million of new long-term debt, consisting of $200 million by CL&P, $200 million by Yankee Gas and $75 million by NSTAR Gas. Proceeds from these new issuances were used primarily to repay short-term borrowings, repay long-term debt at maturity and fund capital expenditures and working capital.

•	On September 9, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on September 30, 2019 to shareholders of record as of September 20, 2019.

Strategic:

•
On October 23, 2019, NYSERDA announced the execution of a 25-year agreement with the Sunrise Wind project to purchase Offshore Wind Renewable Energy Certificates (ORECs) from an 880 MW offshore wind facility. The project was selected on July 18, 2019 and will use a combination of lease areas from Bay State Wind and North East Offshore, and will sell ORECs to NYSERDA at a price of $110.37 per MWh. Subject to Eversource’s and Ørsted's final investment decisions, the project is expected to be operational in 2024.

•
On September 30, 2019, Eversource and Ørsted submitted several alternative bids, called Constitution Wind, to DEEP, in response to Connecticut's offshore wind RFP for 400 MW (and up to 2,000 MW). We currently expect a decision on these proposals in late November 2019.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$318.9	$0.98	$289.4	$0.91	$659.0	$2.05	$801.7	$2.52

Regulated Companies	$305.2	$0.95	$288.3	$0.91	$849.4	$2.65	$785.4	$2.47
Eversource Parent and Other Companies	13.7	0.03	1.1	—	14.0	0.04	16.3	0.05
Non-GAAP Earnings	$318.9	$0.98	$289.4	$0.91	$863.4	$2.69	$801.7	$2.52
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	(204.4)	(0.64)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$318.9	$0.98	$289.4	$0.91	$659.0	$2.05	$801.7	$2.52

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$305.2	$0.95	$288.3	$0.91	$645.0	$2.01	$785.4	$2.47

Electric Distribution	$197.3	$0.61	$173.8	$0.55	$422.7	$1.32	$379.3	$1.19
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	107.5	0.33	109.5	0.34	342.8	1.07	329.6	1.04
Natural Gas Distribution	(17.1)	(0.05)	(12.6)	(0.04)	57.6	0.18	50.2	0.16
Water Distribution	17.5	0.06	17.6	0.06	26.3	0.08	26.3	0.08
Net Income - Regulated Companies (Non-GAAP)	$305.2	$0.95	$288.3	$0.91	$849.4	$2.65	$785.4	$2.47
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	(204.4)	(0.64)	—	—
Net Income - Regulated Companies (GAAP)	$305.2	$0.95	$288.3	$0.91	$645.0	$2.01	$785.4	$2.47

Our electric distribution segment earnings increased $23.5 million in the third quarter of 2019, as compared to the third quarter of 2018, due primarily to CL&P base distribution rate increases effective May 1, 2019 and May 1, 2018, an NSTAR Electric base distribution rate increase effective January 1, 2019, the base distribution rate increase at PSNH effective July 1, 2019, lower non-tracked operations and maintenance expense and the property tax settlement at PSNH, partially offset by the absence in 2019 of a 2018 benefit at PSNH relating to carrying charges on storm costs, lower non-service income from our benefit plans and higher depreciation expense.

Our electric distribution segment earnings increased $43.4 million in the first nine months of 2019, as compared to the first nine months of 2018, due primarily to the CL&P, NSTAR Electric and PSNH base distribution rate increases, and, effective July 1, 2018, higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by the absence in 2019 of a 2018 benefit at PSNH relating to carrying charges on storm costs, higher depreciation expense, lower non-service income from our benefit plans, and the absence in 2019 of generation earnings at PSNH due to the sale of its generation assets in 2018.

Our electric transmission segment earnings decreased $2 million in the third quarter of 2019, as compared to the third quarter of 2018, due primarily to the absence of the NPT AFUDC income related to equity.

Our electric transmission segment earnings decreased $191.2 million in the first nine months of 2019, as compared to the first nine months of 2018, due primarily to the impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share in the second quarter of 2019. Excluding the NPT impairment charge, earnings increased $13.2 million in the first nine months of 2019, as compared to the first nine months of 2018, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC. For further information on the impairment of NPT, see "Other Matters - Impairment of Northern Pass Transmission" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our natural gas distribution segment earnings decreased $4.5 million in the third quarter of 2019, as compared to the third quarter of 2018, due primarily to lower revenues due to the seasonality of the decoupled rate structure arising from the Yankee Gas base distribution rate case that provides lower earnings in non-heating months (and greater earnings in the winter heating months). In addition, our earnings decreased due to higher operations and maintenance expense, higher property tax expense and depreciation expense, partially offset by higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure.

Our natural gas distribution segment earnings increased $7.4 million in the first nine months of 2019, as compared to the first nine months of 2018, due primarily to the impact of the Yankee Gas base distribution rate increase effective November 15, 2018 and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher operations and maintenance expense, property and other tax expense, and depreciation expense.

Our water distribution segment had earnings of $17.5 million in the third quarter of 2019 and $26.3 million in the first nine months of 2019, compared with $17.6 million in the third quarter of 2018 and $26.3 million in the first nine months of 2018. Our water distribution business is seasonal, with lower earnings occurring during the winter months and higher earnings occurring during the summer months.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $13.7 million in the third quarter of 2019 and $14.0 million in the first nine months of 2019, compared with $1.1 million in the third quarter of 2018 and $16.3 million in the first nine months of 2018.  The increase in earnings in the third quarter of 2019, as compared to the third quarter of 2018, was due primarily to the absence in 2019 of the third quarter 2018 impairment of our investment in the Access Northeast project, partially offset by the absence in 2019 of income tax benefits recognized in 2018, and higher interest expense. The decrease in earnings in the first nine months of 2019, as compared to the first nine months of 2018, was due primarily to the absence in 2019 of income tax benefits recognized in 2018, and higher interest expense, partially offset by the absence of the third quarter 2018 impairment of our investment in the Access Northeast project, and a higher return at Eversource Service as a result of increased investments in property, plant and equipment.

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

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table below).  For CL&P, NSTAR Electric, Yankee Gas, and NSTAR Gas, fluctuations in retail sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues.  Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is also decoupled.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Decrease
Three Months Ended September 30:	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	2,078	2,206	(5.8)%	—	—	—%	695	732	(5.1)%
Decoupled and Special Contracts (3)	12,261	13,110	(6.5)%	11,557	11,342	1.9%	6,961	7,118	(2.2)%
Total Sales Volumes	14,339	15,316	(6.4)%	11,557	11,342	1.9%	7,656	7,850	(2.5)%

Nine Months Ended September 30:
Traditional	5,803	5,981	(3.0)%	—	—	—%	1,604	1,684	(4.8)%
Decoupled and Special Contracts (3)	33,298	34,690	(4.0)%	74,915	73,325	2.2%	16,173	16,491	(1.9)%
Total Sales Volumes	39,101	40,671	(3.9)%	74,915	73,325	2.2%	17,777	18,175	(2.2)%

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

Liquidity

Cash totaled $22.7 million as of September 30, 2019, compared with $108.1 million as of December 31, 2018.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 8, 2023. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$684.5	$631.5	$765.5	$818.5	2.25%	2.77%
NSTAR Electric Commercial Paper Program	28.0	278.5	622.0	371.5	1.98%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of September 30, 2019 or December 31, 2018.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable and are classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist them in meeting their short-term borrowing needs. In addition, growth in Eversource's key business initiatives requires cash infusion to those subsidiaries. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2019, there were intercompany loans from Eversource parent to CL&P of $173.1 million, to PSNH of $42.1 million, and to Harbor Electric Energy Company ("HEEC"), a wholly-owned subsidiary of NSTAR Electric, of $48.7 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Paid short-term borrowings that were used to pay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
3.20% 2017 Series A First Mortgage Bonds (2)	September 2019	200.0	March 2027	Paid short-term borrowings and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Paid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Paid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Paid long-term debt due to mature in December 2019, paid short-term borrowings and fund capital expenditures and working capital
Other:
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 2.23% Series P First Mortgage Bonds	September 2019	100.0	October 2024	Paid long-term debt due to mature in November 2019, paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 3.30% Series Q First Mortgage Bonds	September 2019	100.0	October 2049	Paid long-term debt due to mature in November 2019, paid short-term borrowings and fund capital expenditures and working capital

(1)	These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

(2)	These bonds are part of the same series issued by CL&P in March 2017. The aggregate outstanding principal amount of these bonds is now $500 million.

Long-Term Debt Issuance Authorization: On April 26, 2019, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2019. On August 14, 2019, PURA approved CL&P’s request for authorization to issue up to $675 million in long-term debt through December 31, 2022.

Eversource does not expect to issue additional public long-term debt in 2019.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually, beginning on February 1, 2019. PSNH paid $52.3 million of RRB principal payments and $26.8 million of interest payments in the first nine months of 2019.

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

Under the forward sale agreement, a total of 11,960,000 common shares were borrowed from third parties and sold by the underwriters. The forward sale agreement allows Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price is subject to adjustment daily based on a floating interest rate factor and will decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of September 30, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $169.7 million under a cash settlement or would have been required to deliver 1,985,105 common shares under a net share settlement.

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

Cash Flows:  Cash flows provided by operating activities totaled $1.49 billion in the first nine months of 2019, compared with $1.41 billion in the first nine months of 2018. The increase in operating cash flows was due primarily to a decrease in 2019 of approximately $212 million of major storm restoration cost payments, the timing of cash collections on our accounts receivable, and a $68.5 million decrease in pension and PBOP cash contributions made in 2019, as compared to the same period in 2018. Also contributing to the increase were $17.4 million of lower income tax payments made in 2019, as compared to 2018, and $68.8 million in DOE Phase IV proceeds received by CYAPC and YAEC in the second quarter of 2019. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms, and the timing of accounts payable cash payments and other working capital items.

On September 9, 2019, our Board of Trustees approved a common share dividend payment of $0.535 per share, which was paid on September 30, 2019 to shareholders of record as of September 20, 2019. In the first nine months of 2019, we paid cash dividends of $495.6 million, compared with $480.1 million paid in the first nine months of 2018.

In the first nine months of 2019, CL&P, NSTAR Electric and PSNH paid $341.8 million, $181.8 million, and $252.0 million, respectively, in common stock dividends to Eversource parent.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first nine months of 2019, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.13 billion, $699.3 million, $636.2 million, and $209.0 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings:  On July 25, 2019, S&P downgraded the ratings on Eversource and all of its subsidiaries and revised the outlooks from negative to stable.

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

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $2.18 billion in the first nine months of 2019, compared to $1.96 billion in the first nine months of 2018.  These amounts included $158.8 million and $113.9 million in the first nine months of 2019 and 2018, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $35.0 million in the first nine months of 2019, as compared to the first nine months of 2018.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018
CL&P	$333.6	$346.7
NSTAR Electric	237.3	210.8
PSNH	108.4	142.1
NPT	9.7	24.4
Total Electric Transmission Segment	$689.0	$724.0

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service and 17 Massachusetts upgrades have been placed in service. The majority of the remaining upgrades are under construction and are expected to be placed in service in 2021. We estimate our portion of the investment will be approximately $700 million, of which $414 million has been spent and capitalized through September 30, 2019.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") Solution consists of 27 projects with an expected investment of approximately $350 million. As of September 30, 2019, 24 projects have been placed in service, and three projects are in active construction and are expected to be placed in service through mid-2020. As of September 30, 2019, CL&P had spent and capitalized $265.7 million in costs associated with GHCC.

Seacoast Reliability Project:  The Seacoast Reliability Project consists of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. On April 11, 2019, the NHSEC issued its written decision denying motions for rehearing submitted by three entities that intervened in the proceeding. On May 13, 2019, two appeals of the NHSEC's approval orders were filed with the New Hampshire Supreme Court. While the court has not yet determined whether it will hear those appeals, it denied a motion for a stay of construction on August 22, 2019. On October 14, 2019, the U.S. District Court denied a motion for a preliminary injunction to stop construction of the project in wetlands until after an appeal of the U.S. Army Corps of Engineers permit is deliberated. This project is under construction and is scheduled to be completed in the second quarter of 2020.  We now estimate the investment in this project to be approximately $125 million, of which PSNH had spent and capitalized $51.7 million in costs through September 30, 2019. The increase of approximately $40 million was due primarily to revised schedules associated with the extensive siting and permitting processes and mandated permit conditions included with the approvals.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2019
Basic Business	$189.4	$204.8	$29.4	$423.6	$48.7	$9.8	$482.1
Aging Infrastructure	171.2	143.2	74.7	389.1	225.2	65.4	679.7
Load Growth and Other	46.0	55.3	11.1	112.4	51.5	1.2	165.1
Total Distribution	406.6	403.3	115.2	925.1	325.4	76.4	1,326.9
Solar	—	6.6	—	6.6	—	—	6.6
Total	$406.6	$409.9	$115.2	$931.7	$325.4	$76.4	$1,333.5
2018
Basic Business	$199.5	$144.6	$57.4	$401.5	$52.7	$10.9	$465.1
Aging Infrastructure	100.7	79.7	61.6	242.0	166.3	51.4	459.7
Load Growth and Other	59.5	39.3	9.1	107.9	38.2	1.8	147.9
Total Distribution	359.7	263.6	128.1	751.4	257.2	64.1	1,072.7
Solar and Generation	—	48.1	0.9	49.0	—	—	49.0
Total	$359.7	$311.7	$129.0	$800.4	$257.2	$64.1	$1,121.7

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

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold power purchase agreements (PPAs) and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects. Our offshore wind projects are being developed in joint and equal partnership with Ørsted. This business also participates in opportunities for solicitations for offshore wind in the Northeast U.S.

On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast, where Eversource owns 50 percent of these assets. Eversource's initial payment and contribution under the terms of the partnership agreements totaled approximately $225 million for a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's lease area is located approximately 25 miles south of the coast of Massachusetts on a separate 300-square-mile ocean lease adjacent to the North East Offshore area and has the ultimate potential to generate at least 2,000 MW of clean, renewable energy. Together, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. In the third quarter of 2019, Eversource made additional capital contributions of $133.6 million. As of September 30, 2019, Eversource's total equity investment balance in its offshore wind business was $637.2 million.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh (1)	Projected In-Service Date
Revolution Wind	Rhode Island	400	20	$98.43	Late 2023
Revolution Wind	Connecticut	304	20	(2)	Late 2023
South Fork Wind	New York (LIPA)	90	20	$160.33	End of 2022
South Fork Wind	New York (LIPA)	40	20	$86.25 (2)	End of 2022
Sunrise Wind	New York (NYSERDA)	880	25	$110.37 (3)	2024

(1)	Revolution Wind and Sunrise Wind are fixed price contracts with no price escalation. South Fork Wind includes a 2 percent average price escalation over the contract term.

(2)	Revolution Wind 104 MW PPAs (for which pricing has not yet been publicly disclosed) and South Fork Wind PPA-amendment are awaiting regulatory approval.

(3)	Index OREC strike price.

Revolution Wind, South Fork Wind, and Sunrise Wind Projects: The Revolution Wind project was selected under separate Connecticut and Rhode Island procurements based on each state's clean energy requirements. In Rhode Island, a 20-year PPA for 400 MW was executed and has been approved by the Rhode Island Public Utilities Commission. In Connecticut, two 20-year PPAs for a total of 200 MW were executed and have been approved by the PURA, and two 20-year PPAs for a total of 104 MW were executed and are currently awaiting regulatory approval.

The South Fork Wind project was selected by the Long Island Power Authority (LIPA), and a 20-year PPA for 90 MW was executed and approved. Subsequently, LIPA agreed to expand the original PPA to 130 MW through an amendment to the original agreement. Negotiations are currently underway to finalize this amendment.

On October 23, 2019, NYSERDA announced the execution of a 25-year agreement with the Sunrise Wind project to purchase ORECs from an 880 MW offshore wind facility. The Sunrise Wind project is held by Bay State Wind and will use a combination of lease areas from Bay State Wind and North East Offshore. Sunrise Wind will be developed 35 miles east of Montauk Point, Long Island.

The completion dates for these projects are subject to permitting, engineering, siting and finalizing PPAs, where applicable.

Solicitations for Offshore Wind: Eversource and Ørsted participated in the following opportunities for solicitations for offshore wind based on each state's clean energy requirements:

•
Connecticut’s offshore wind RFP for 400 MW (and up to 2,000 MW) was issued on August 16, 2019. Eversource and Ørsted submitted several alternative bids, called Constitution Wind, on September 30, 2019. We currently expect a decision in late November 2019.

•
Massachusetts’ second offshore wind RFP for 400 MW to 800 MW was originally issued on May 23, 2019, and subsequently revised on August 7, 2019. Eversource and Ørsted submitted several alternative bids on August 23, 2019, none of which was selected.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2019.

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

FERC Notices of Inquiry: On March 21, 2019, FERC issued two Notices of Inquiry ("NOI") that may affect Eversource transmission ROEs and incentives. One NOI (the "FERC ROE NOI") seeks comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. The other NOI (the "FERC transmission incentives NOI") seeks comments on FERC's policies for implementing electric transmission incentives. On June 26, 2019, the NETOs jointly filed comments in the FERC ROE NOI, supporting the methodology established in the FERC’s October 16, 2018 order with minor enhancements going forward. Also on June 26, 2019, Eversource filed comments in the FERC transmission incentives NOI, requesting that FERC retain policies that have been effective in encouraging new transmission investment and remain flexible enough to attract investment in new and emerging transmission technologies. The NETOs jointly filed reply comments in the FERC ROE NOI on July 26, 2019.  Eversource filed reply comments in the FERC transmission incentives NOI on August 26, 2019. At this time, Eversource cannot predict how these NOIs will affect its ROEs or incentives.

FERC Transmission Rate Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement included, among other things, a new formula rate template in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement was contested by a group of municipal entities and the FERC Trial Staff. On May 22, 2019, FERC rejected the Settlement Agreement and remanded the proceeding for hearings. The parties have been engaged in further settlement negotiations and reached an agreement in principle on October 22, 2019.  The FERC Chief Administrative Law Judge has approved a suspension of the schedule for ninety days for the NETOs to review the terms with other active parties and finalize and submit the settlement to FERC.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2019, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2018 Form 10-K.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.8 billion and included in regulatory liabilities as of September 30, 2019. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The refund of EDIT has begun at several of our distribution companies and is reflected in rates. The refund to customers and resulting amortization of the EDIT regulatory liabilities results in lower Revenues on the statements of income and lower current tax expense. This is offset by the reduction to Income Tax Expense due to the amortization of the EDIT. The refund of EDIT results in a lower effective tax rate and no impact on net income.

Storm Restoration Costs, Net: In the second half of 2019, three significant storms, one in July and two in October, caused extensive damage to our electric distribution systems and significant customer outages across all three states.  A storm must meet certain criteria to qualify for recovery with the criteria specific to each state jurisdiction and utility company.  Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers.  Costs for storms that do not meet the specific criteria are expensed as incurred.  The July 2019 storm resulted in qualifying storm restoration costs of approximately $16 million for NSTAR Electric.  Management continues to evaluate the storm restoration costs of the October 2019 storms and believes the storm restoration costs for all storms were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes.

Massachusetts:

Hingham Condemnation: On April 22, 2019, the town of Hingham, Massachusetts voted to acquire the water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset.  The acquisition price is currently estimated to be more than $100 million, subject to adjustment based on actual capital investments as legally required and other future closing adjustments.  Aquarion will continue to operate the water system during the transition period until the sale occurs.  The Company is evaluating the impact of the sale on its financial statements, which will be recorded when the sale transaction occurs.  No loss is expected. The transaction is expected to close in the first quarter of 2020. As of September 30, 2019, these water distribution assets were included within Property, Plant and Equipment, Net and goodwill on the balance sheet and were also reflected in the Water Distribution segment and reporting unit.

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

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which includes the temporary rate increase request.  The temporary rates are subject to reconciliation based on the outcome of the permanent rate case now before the NHPUC. The NHPUC is permitted up to twelve months to adjudicate the permanent rate application from the date of filing.

Legislative and Policy Matters

New Hampshire:  On July 8, 2019, the New Hampshire Superior Court approved a settlement between PSNH and the Town of Bow, New Hampshire, where the town had over-assessed the value of the property owned by PSNH for the 2014 through 2018 property tax years.  The result of this settlement was $10.0 million in over-paid property taxes, of which PSNH has received $3.75 million in cash through September 30, 2019.  PSNH will receive another cash payment of $0.5 million in December 2019, the balance thereafter to be credited against future property taxes payable, annually through 2023. In addition, PSNH received the results of a final decision on a property tax dispute with the City of Portsmouth, which amounted to $1 million for the 2015 through 2016 property tax years.

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

Other Matters

Impairment of Northern Pass Transmission:  Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court issued a decision denying Northern Pass’ appeal and affirming the NHSEC’s evaluation and decision that denied Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable. As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired.

Based on the conclusion that the construction of Northern Pass was not probable, Eversource recorded an impairment charge in the second quarter of 2019 for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the nine months ended September 30, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the second quarter impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. Eversource does not expect any significant estimated future cash expenditures associated with this impairment charge.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Operating Revenues	$2,175.8	$2,271.4	$(95.6)	$6,476.1	$6,413.2	$62.9
Operating Expenses:
Purchased Power, Fuel and Transmission	730.3	842.3	(112.0)	2,326.0	2,443.0	(117.0)
Operations and Maintenance	331.1	344.5	(13.4)	994.7	970.9	23.8
Depreciation	222.6	208.7	13.9	656.6	612.1	44.5
Amortization	73.9	92.7	(18.8)	183.8	174.1	9.7
Energy Efficiency Programs	136.8	130.0	6.8	382.8	366.1	16.7
Taxes Other Than Income Taxes	171.9	187.2	(15.3)	537.7	547.1	(9.4)
Impairment of Northern Pass Transmission	—	—	—	239.6	—	239.6
Total Operating Expenses	1,666.6	1,805.4	(138.8)	5,321.2	5,113.3	207.9
Operating Income	509.2	466.0	43.2	1,154.9	1,299.9	(145.0)
Interest Expense	135.2	125.2	10.0	399.6	372.7	26.9
Other Income, Net	27.0	16.7	10.3	103.8	100.6	3.2
Income Before Income Tax Expense	401.0	357.5	43.5	859.1	1,027.8	(168.7)
Income Tax Expense	80.2	66.2	14.0	194.5	220.5	(26.0)
Net Income	320.8	291.3	29.5	664.6	807.3	(142.7)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$318.9	$289.4	$29.5	$659.0	$801.7	$(142.7)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Decrease
Three Months Ended September 30:	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	2,078	2,206	(5.8)%	—	—	—%	695	732	(5.1)%
Decoupled and Special Contracts (3)	12,261	13,110	(6.5)%	11,557	11,342	1.9%	6,961	7,118	(2.2)%
Total Sales Volumes	14,339	15,316	(6.4)%	11,557	11,342	1.9%	7,656	7,850	(2.5)%

Nine Months Ended September 30:
Traditional	5,803	5,981	(3.0)%	—	—	—%	1,604	1,684	(4.8)%
Decoupled and Special Contracts (3)	33,298	34,690	(4.0)%	74,915	73,325	2.2%	16,173	16,491	(1.9)%
Total Sales Volumes	39,101	40,671	(3.9)%	74,915	73,325	2.2%	17,777	18,175	(2.2)%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$(95.8)	$5.4
Natural Gas Distribution	(5.6)	39.4
Electric Transmission	17.2	84.9
Water Distribution	0.7	2.0
Other	33.5	74.6
Eliminations	(45.6)	(143.4)
Total Operating Revenues	$(95.6)	$62.9

Electric and Natural Gas Distribution Revenues:

Base Distribution Revenues:

•
Base electric distribution revenues increased $33.3 million and $72.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively, due primarily to the impact of CL&P's base distribution rate increases effective May 1, 2019 and May 1, 2018, which include recovery of storm costs and certain other items that do not impact earnings, an NSTAR Electric base distribution rate increase effective January 1, 2019, and a PSNH base distribution rate increase effective July 1, 2019.

•
Base natural gas distribution revenues decreased $4.1 million and increased $12.6 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively. These fluctuations are due primarily to the seasonality of the decoupled rate structure arising from the Yankee Gas base distribution rate case that provides lower revenues in non-heating months (and greater revenues in the winter heating months).

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, and electric retail transmission charges, which decreased significantly due primarily to the lower federal corporate income tax rate that was reflected effective January 1, 2019. In addition, cost tracking mechanisms include energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings.

Tracked distribution revenues increased/(decreased) for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues
Energy supply procurement	$(48.1)	$45.6	$0.9	$23.0
Retail transmission	(37.7)	(110.8)	N/A	N/A
Stranded cost recovery	(11.0)	2.9	N/A	N/A
Other distribution tracking mechanisms	(5.2)	21.7	2.0	5.9
Wholesale Market Sales Revenue	(15.7)	(17.5)	(5.9)	0.2

Electric Transmission Revenues:  Electric transmission revenues increased $17.2 million and $84.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively, due primarily to continued investment in our transmission infrastructure.

Other Revenues and Eliminations: Other revenues primarily include the revenues of Eversource's service company, most of which are eliminated in consolidation. Eliminations are also primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).

Purchased Power, Fuel and Transmission expense increased/(decreased) for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$(50.7)	$33.5
Natural Gas Distribution	(6.3)	22.9
Transmission	(43.1)	(107.6)
Eliminations	(11.9)	(65.8)
Total Purchased Power, Fuel and Transmission	$(112.0)	$(117.0)

The decrease in purchased power expense at the electric distribution business for the three months ended September 30, 2019, as compared to the same period in 2018, was driven primarily by lower average sales volumes, partially offset by higher average prices associated with the procurement of energy supply. The decrease in natural gas supply costs at our natural gas distribution business for the three months ended September 30, 2019, as compared to the same period in 2018, was due primarily to lower average prices, partially offset by higher average sales volumes.

The increase in purchased power expense at the electric distribution business for the nine months ended September 30, 2019, as compared to the same period in 2018, was driven primarily by higher prices associated with the procurement of energy supply. The increase in natural gas supply costs at our natural gas distribution business for the nine months ended September 30, 2019, as compared to the same period in 2018, was due primarily to higher average sales volumes.

The decrease in transmission costs for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. In addition, the decrease in transmission costs was a result of a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. Effective January 1, 2019, the retail transmission rate was adjusted to reflect the lower federal corporate income tax rate, resulting in a decrease in the cost of retail transmission service.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(16.7)	$(25.3)
Operations-related expenses, including vegetation management, vehicles, and outside services	(1.9)	23.9
Storm Restoration Costs	9.3	13.3
Other non-tracked operations and maintenance	(4.7)	(13.6)
Total Base Electric Distribution (Non-Tracked Costs)	(14.0)	(1.7)
Base Natural Gas Distribution (Non-Tracked Costs)	2.7	10.6
Water Distribution	(0.5)	0.6
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Increase due primarily to higher electric transmission expenses, partially offset by the absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	11.2	42.3
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	75.8	102.9
Eliminations	(88.6)	(130.9)
Total Operations and Maintenance	$(13.4)	$23.8

Depreciation expense increased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to higher utility plant in service balances and new depreciation rates effective with the 2018 CL&P distribution rate case settlement agreement.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization decreased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the deferral of energy supply and energy-related costs, partially offset by increased amortization of PSNH's securitized regulatory asset related to the 2018 RRB issuance of $0.6 million.

Amortization expense increased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to an increase in storm cost recovery at CL&P and NSTAR Electric, and increased amortization of PSNH's securitized regulatory asset related to the 2018 RRB issuance of $15.1 million.

Energy Efficiency Programs expense increased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to higher spending for CL&P's and PSNH's energy efficiency programs, partially offset by a decrease in spending on certain large energy efficiency projects in 2019 at NSTAR Electric, due to timing. The costs of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates, most of which have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to a decrease of $10.7 million and $14.7 million, respectively, related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease is also due to amounts received by PSNH in the third quarter of 2019 relating to a refund of property taxes as a result of a settlement with the town of Bow, New Hampshire ($8.3 million), and a decrease in NSTAR Electric's property taxes due to a decrease in tax rates.

Impairment of Northern Pass Transmission reflects an impairment charge of $239.6 million that was recorded in the second quarter of 2019 as a result of the July 19, 2019 New Hampshire Supreme Court decision. The after-tax impact of this impairment charge was $204.4 million. For further information on the impairment of NPT, see "Other Matters - Impairment of Northern Pass Transmission" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense increased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($14.8 million and $26.1 million, respectively), an increase in interest on the 2018 PSNH RRB issuance ($7.1 million, for the nine months) and an increase in interest on notes payable ($5.6 million, for the nine months). Partially offsetting these increases was an increase in AFUDC related to debt funds and other capitalized interest ($6.9 million and $17.9 million, respectively).

Other Income, Net increased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, due primarily to an increase in equity in earnings of unconsolidated affiliates related to Eversource's equity method investments ($34.0 million and $37.4 million, respectively). In the third quarter of 2018, Eversource recognized a $32.9 million other-than-temporary impairment charge to our equity method investment in the Access Northeast project, which was reflected as a loss within equity in earnings. Partially offsetting these increases was a decrease related to pension, SERP and PBOP non-service income components ($4.7 million and $21.4 million, respectively), the absence in 2019 of a gain on sale of property ($4.4 million, for the three and nine months), investment losses in 2019 compared to investment income in 2018 ($4.6 million and $4.5 million, respectively) and a decrease in the recognition of the equity component of the carrying charges related to storm costs recorded in interest income at PSNH ($8.7 million and $3.5 million, respectively).

Income Tax Expense increased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the absence of an aggregate benefit relating to both federal tax reform and a tax reserve in 2018 ($18 million), the absence of the impairment of Access Northeast in 2018 ($6.9 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.6 million), and higher pre-tax earnings ($2.8 million). The increase was partially offset by amortization of EDIT ($9.8 million) and tax planning ($9.5 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $13.5 million offset by current tax benefits of $3.7 million and amortization of EDIT of $9.8 million, for the three months ended September 30, 2019, which results in no impact on earnings.

Income Tax Expense decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the impairment of NPT in 2019 ($35.2 million), amortization of EDIT ($26.9 million), and tax planning ($9.5 million). The decrease was partially offset by the absence of an aggregate benefit relating to both federal tax reform and a tax reserve in 2018 ($18 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($12.1 million), higher pre-tax earnings ($8.6 million), and the absence of the impairment of Access Northeast in 2018 ($6.9 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is $37.0 million offset by current tax benefits of $10.1 million and amortization of EDIT of $26.9 million, for the nine months ended September 30, 2019, which results in no impact on earnings.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Operating Revenues	$2,444.0	$2,344.9	$99.1	$2,358.2	$2,400.3	$(42.1)	$797.8	$792.7	$5.1
Operating Expenses:
Purchased Power, Fuel and Transmission	865.4	850.8	14.6	859.2	981.9	(122.7)	300.7	294.0	6.7
Operations and Maintenance	399.1	355.5	43.6	342.8	344.5	(1.7)	156.2	153.3	2.9
Depreciation	224.1	208.9	15.2	220.3	205.2	15.1	69.7	69.5	0.2
Amortization of Regulatory Assets, Net	78.5	97.4	(18.9)	73.1	35.5	37.6	39.9	41.3	(1.4)
Energy Efficiency Programs	86.9	71.6	15.3	227.0	229.4	(2.4)	20.2	15.7	4.5
Taxes Other Than Income Taxes	261.1	267.7	(6.6)	144.4	145.7	(1.3)	50.6	59.8	(9.2)
Total Operating Expenses	1,915.1	1,851.9	63.2	1,866.8	1,942.2	(75.4)	637.3	633.6	3.7
Operating Income	528.9	493.0	35.9	491.4	458.1	33.3	160.5	159.1	1.4
Interest Expense	112.3	113.1	(0.8)	85.4	80.8	4.6	44.6	44.0	0.6
Other Income, Net	11.6	20.7	(9.1)	32.5	40.6	(8.1)	14.6	24.3	(9.7)
Income Before Income Tax Expense	428.2	400.6	27.6	438.5	417.9	20.6	130.5	139.4	(8.9)
Income Tax Expense	101.2	102.0	(0.8)	99.8	112.2	(12.4)	30.0	37.9	(7.9)
Net Income	$327.0	$298.6	$28.4	$338.7	$305.7	$33.0	$100.5	$101.5	$(1.0)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2019	2018	Decrease	Percentage Decrease
CL&P	15,681	16,376	(695)	(4.2)%
NSTAR Electric	17,617	18,314	(697)	(3.8)%
PSNH	5,803	5,981	(178)	(3.0)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $99.1 million at CL&P and $5.1 million at PSNH, and decreased $42.1 million at NSTAR Electric, for the nine months ended September 30, 2019, as compared to the same period in 2018.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $47.9 million due primarily to the impact of its base distribution rate increases effective May 1, 2019 and May 1, 2018, which include recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $17.5 million due primarily to the impact of its base distribution rate increase effective January 1, 2019.

•	PSNH's distribution revenues increased $7.1 million due primarily to the impact of its base distribution rate increase effective July 1, 2019.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, and retail transmission charges, which decreased significantly due primarily to the lower federal corporate income tax rate that was reflected effective January 1, 2019. In addition, cost tracking mechanisms include energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation.  Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings.

Tracked revenues increased/(decreased) for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues
Energy supply procurement	$44.3	$(7.6)	$8.9
Retail transmission	(15.8)	(73.8)	(21.2)
Stranded cost recovery	(10.7)	4.3	9.3
Other distribution tracking mechanisms	3.6	11.8	6.3
Wholesale Market Sales Revenue	5.3	(0.5)	(23.9)

PSNH's energy supply procurement revenues include the absence in 2019 of the recovery of generation rate base return due to the sale of its thermal and hydroelectric generation assets in 2018. Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism effective July 1, 2018 due to increased electric system improvements.

Transmission Revenues: Transmission revenues increased $55.2 million at CL&P, $13.5 million at NSTAR Electric, and $16.2 million at PSNH for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $25.1 million at CL&P, $4.7 million at NSTAR Electric and increased revenues by $1.5 million at PSNH for the nine months ended September 30, 2019, as compared to the same period in 2018.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$54.2	$(45.2)	$24.5
Transmission Costs	(15.1)	(73.1)	(19.4)
Eliminations	(24.5)	(4.4)	1.6
Total Purchased Power, Fuel and Transmission	$14.6	$(122.7)	$6.7

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers.

•	The increase at CL&P was due primarily to an increase in the price of power procured on behalf of our customers.

•	The decrease at NSTAR Electric was due primarily to a decrease in the volume of power procured on behalf of our customers.

•	The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service tracking mechanism.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

The decrease in transmission costs at CL&P, NSTAR Electric and PSNH was due primarily to a reduction to the retail transmission rate that was adjusted to reflect the lower federal corporate income tax rate, effective January 1, 2019, resulting in a decrease in the cost of retail transmission service. In addition, the decrease in transmission costs at CL&P, NSTAR Electric and PSNH was primarily a result of a decrease in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(9.5)	$(12.2)	$(3.6)
Operations-related expenses, including vegetation management, vehicles, and outside services	8.2	8.7	7.0
Storm restoration costs	5.3	7.8	0.2
Other non-tracked operations and maintenance	4.4	(16.3)	(1.7)
Total Base Electric Distribution (Non-Tracked Costs)	8.4	(12.0)	1.9
Tracked Costs:
Absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(9.4)
Transmission expenses	29.2	1.9	3.8
Other tracked operations and maintenance	6.0	8.4	6.6
Total Tracked Costs	35.2	10.3	1.0
Total Operations and Maintenance	$43.6	$(1.7)	$2.9

Depreciation increased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The increase at CL&P was due to higher net plant in service balances and the implementation of new depreciation rates effective with the 2018 CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings.

•
The increase at NSTAR Electric for the nine months ended September 30, 2019, as compared to the same period in 2018, was due primarily to an increase in both storm cost recovery and costs associated with low income customers.  The remaining increases in amortization was driven by the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

•
The decrease at CL&P and PSNH for the nine months ended September 30, 2019, as compared to the same period in 2018, was due primarily to the deferral adjustment of energy supply and energy-related costs, partially offset by an increase in storm cost recovery. The decrease at PSNH is also partially offset by $15.1 million of higher amortization of PSNH's securitized regulatory asset related to the 2018 RRB issuance.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The increase at CL&P and PSNH was due to higher spending for energy efficiency programs.

•	The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2019.

Taxes Other Than Income Taxes decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•
The decrease of $14.7 million at CL&P related to the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of higher utility plant balances and higher gross earnings taxes (the costs of which are tracked).

•	The decrease at NSTAR Electric was due to lower property taxes as a result of a decrease in tax rates.

•	The decrease at PSNH was due to a refund of property taxes as a result of a settlement with the town of Bow, New Hampshire ($8.3 million).

Interest Expense decreased/increased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The decrease at CL&P was due to lower interest on long-term debt ($3.5 million), partially offset by an increase in interest expense on regulatory deferrals ($2.5 million).

•	The increase at NSTAR Electric was due to higher interest on long-term debt ($4.8 million).

•
The increase at PSNH was due to an increase in interest on the 2018 PSNH RRB issuance ($7.1 million), partially offset by lower interest on long-term debt ($1.2 million), a decrease in interest on notes payable ($1.8 million), a decrease in interest related to regulatory deferrals ($1.6 million) and an increase in AFUDC related to debt funds ($1.2 million).

Other Income, Net decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•	The decrease at CL&P was due to a decrease related to pension, SERP and PBOP non-service income components ($7.2 million).

•
The decrease at NSTAR Electric was due to a decrease related to pension, SERP and PBOP non-service income components ($8.8 million) and investment losses in 2019 compared to investment income in 2018 ($2.1 million), partially offset by an increase in AFUDC related to equity funds ($3.2 million).

•
The decrease at PSNH was due to the absence in 2019 of a gain on the sale of property ($4.4 million), a decrease in the recognition of the equity component of the carrying charges related to storm costs recorded in interest income ($3.5 million) and a decrease related to pension, SERP and PBOP non-service income components ($2.9 million). Partially offsetting these decreases was an increase in AFUDC related to equity funds ($2.1 million).

Income Tax Expense decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

•
The decrease at CL&P was due to amortization of EDIT ($3.6 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.1 million), and return to provision items ($3 million), partially offset by higher pre-tax earnings ($5.8 million) and higher state taxes ($3.1 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is approximately $5 million, offset by current tax benefits of $1.4 million and amortization of EDIT of $3.6 million, for the nine months ended September 30, 2019, which results in no impact on earnings.

•
The decrease at NSTAR Electric was due to amortization of EDIT ($14.4 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.7 million), and return to provision items ($1.3 million), partially offset by higher pre-tax earnings ($4.4 million) and higher state taxes ($1.6 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is approximately $19.8 million, offset by a current tax benefit of $5.4 million and amortization of EDIT of $14.4 million, for the nine months ended September 30, 2019, which results in no impact on earnings.

•
The decrease at PSNH was due to lower state taxes ($3.2 million), amortization of EDIT ($3.1 million), lower pre-tax earnings ($1.8 million), and return to provision items ($1.1 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.3 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue is approximately $4.3 million, offset by a current tax benefit of $1.2 million and amortization of EDIT of $3.1 million for the nine months ended September 30, 2019, which results in no impact on earnings.

EARNINGS SUMMARY

CL&P's earnings increased $28.4 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to base distribution rate increases effective May 1, 2019 and May 1, 2018, higher earnings from its capital tracker mechanism, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense, lower non-service income from our benefit plans, higher depreciation expense and higher property tax expense.

NSTAR Electric's earnings increased $33.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the base distribution rate increase effective January 1, 2019, lower non-tracked operations and maintenance expense, an increase in transmission earnings driven by a higher transmission rate base, and lower property tax expense. The earnings increase was partially offset by higher depreciation expense.

PSNH's earnings decreased $1.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the absence in 2019 of generation earnings as a result of the sale of its generation assets in 2018, a lower amount of carrying charges on storm costs approved for recovery in 2019, as compared to 2018, lower non-service income from our benefit plans, and higher operations and maintenance expense. The earnings decrease was partially offset by the base distribution rate increase effective July 1, 2019 and an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $531.5 million for the nine months ended September 30, 2019, as compared to $451.1 million in the same period of 2018.  The increase in operating cash flows was due primarily to the absence in 2019 of approximately $120 million of storm restoration cost payments, the timing of collections on our accounts receivable and cash payments made on our accounts payable, and a decrease of $17.2 million in pension contributions made in 2019. Partially offsetting these favorable impacts were higher income tax payments made in 2019 of $32.9 million, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $586.9 million for the nine months ended September 30, 2019, as compared to $574.3 million in the same period of 2018.  The increase in operating cash flows was due primarily to a decrease of approximately $77 million of major storm restoration cost payments, the timing of cash collections on our accounts receivable, a decrease of $55.5 million in pension and PBOP cash contributions, and lower income tax payments made in 2019 of $26.5 million. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms and the timing of cash payments made on our accounts payable and other working capital items.

PSNH had cash flows provided by operating activities of $202.8 million for the nine months ended September 30, 2019, as compared to $217.7 million in the same period of 2018.  The decrease in operating cash flows was due primarily to $15.4 million in pension contributions made in 2019 and the timing of cash payments made on our accounts payable and other working capital items. Partially offsetting these unfavorable impacts were income tax refunds of $11.5 million in 2019, as compared to income tax payments of $14.9 million in the same period in 2018.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2019 and 2018 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2019	2018	Increase/(Decrease)
Operating Revenues	$853.9	$865.0	$(11.1)
Operating Expenses:
Purchased Power and Transmission	299.0	314.6	(15.6)
Operations and Maintenance	135.1	128.5	6.6
Depreciation	76.3	72.0	4.3
Amortization of Regulatory Assets, Net	30.4	54.0	(23.6)
Energy Efficiency Programs	40.1	30.2	9.9
Taxes Other Than Income Taxes	82.7	93.0	(10.3)
Total Operating Expenses	663.6	692.3	(28.7)
Operating Income	190.3	172.7	17.6
Interest Expense	39.5	37.6	1.9
Other Income, Net	4.8	7.0	(2.2)
Income Before Income Tax Expense	155.6	142.1	13.5
Income Tax Expense	43.9	41.8	2.1
Net Income	$111.7	$100.3	$11.4

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 5,728 and 6,153 for the three months ended September 30, 2019 and 2018, respectively, resulting in a decrease of 6.9 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $11.1 million for the three months ended September 30, 2019, as compared to the same period in 2018.

Base Distribution Revenues: CL&P's distribution revenues increased $13.8 million due primarily to the impact of its base distribution rate increase effective May 1, 2019 as a result of the PURA-approved rate case settlement agreement, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues
Energy supply procurement	$(15.9)
Retail transmission	1.7
Stranded cost recovery	(4.4)
Other distribution tracking mechanisms	(5.0)
Wholesale Market Sales Revenue	0.5

Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism effective July 1, 2018, due to increased electric system improvements.

Transmission Revenues: Transmission revenues increased $16.6 million due primarily to continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $9.5 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$(6.2)
Transmission Costs	0.1
Eliminations	(9.5)
Total Purchased Power and Transmission	$(15.6)

The decrease in purchased power costs was due primarily to a decrease in both the price and volume of power procured on behalf of our customers. The increase in transmission costs was primarily a result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(5.2)
Operations-related expenses, including vegetation management, vehicles, and outside services	(5.2)
Storm Restoration Costs	8.6
Other non-tracked operations and maintenance	(0.1)
Total Base Electric Distribution (Non-Tracked Costs)	(1.9)
Total Tracked Costs	8.5
Total Operations and Maintenance	$6.6

Depreciation expense increased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to higher net plant in service balances and the implementation of new depreciation rates effective with the 2018 CL&P distribution rate case settlement agreement.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expenses to match the corresponding revenues. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net decreased at CL&P for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, partially offset by an increase in storm cost recovery.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to higher spending for energy efficiency programs.

Taxes Other Than Income Taxes decreased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to a decrease related to the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut.

Interest Expense increased at CL&P for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to an increase in interest expense on regulatory deferrals ($1.1 million) and an increase in interest expense on notes payable ($1.0 million), partially offset by an increase in AFUDC related to debt funds ($0.2 million).

Other Income, Net decreased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to market value changes related to the deferred compensation plans ($1.5 million) and a decrease related to pension, SERP and PBOP non-service income components ($0.3 million).

Income Tax Expense increased for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.4 million), higher pretax income ($2.8 million) and state taxes ($1 million), partially offset by amortization of EDIT ($2.2 million) and return to provision items ($2.9 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion that reduced revenue is approximately $3 million, offset by a current tax benefit of $0.8 million, and amortization of EDIT of $2.2 million, for the three months ended September 30, 2019, which results in no impact on earnings.

EARNINGS SUMMARY

CL&P's earnings increased $11.4 million for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the base distribution rate increase effective May 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, lower non-tracked operations and maintenance expense and higher earnings from its capital tracker mechanism. The earnings increase was partially offset by higher depreciation expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2019, our regulated companies held collateral in the form of letters of credit of $10.5 million from counterparties related to our standard service contracts.  As of September 30, 2019, Eversource had $19.2 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2019 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2018 Form 10-K.  These disclosures are incorporated herein by reference.

PSNH Merrimack Generation Facility Civil Suit: On March 4, 2019, the Sierra Club and the Conservation Law Foundation (the “Plaintiffs”) filed a citizens suit under the federal Clean Water Act against PSNH and a non-affiliated party that currently owns the Merrimack generation facility (the “Defendants”) in the U.S. District Court for the District of New Hampshire (the “Court”). With respect to PSNH, the suit alleges that there was a failure to completely report certain monitoring data to the EPA and other agencies as required by the National Pollutant Discharge Elimination System Permit at the Merrimack generation facility for events occurring after January 3, 2014, but prior to PSNH’s sale of the Merrimack generation facility on January 10, 2018. The Plaintiffs seek injunctive relief and imposition of maximum civil penalties assessable against PSNH as well as attorneys’ fees and costs. At a hearing on August 15, 2019, the Court was informed that the maximum civil penalties against PSNH are $195 million.

At this time, PSNH cannot predict the outcome of this matter or the impact on its financial statements. PSNH believes this action is without merit and intends to defend it vigorously; however, an adverse outcome in this suit could have a material impact on our results of operations, financial condition and liquidity.

Yankee Companies v. U.S. Department of Energy: As previously disclosed, on May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019. For a further discussion of the Yankee Companies v. U.S. Department of Energy, see Part I, Item 3, “Legal Proceedings” of our 2018 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2019	—	$—	—	—
August 1 - August 31, 2019	—	—	—	—
September 1 - September 30, 2019	2,185	85.75	—	—
Total	2,185	$85.75	—	—

ITEM 6.	EXHIBITS

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
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee, dated as of September 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on September 23, 2019, File No. 000-00404)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 7, 2019	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer