Form 10-K
period 2019-12-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2020-02-27
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act):

	Yes	No
Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2019) was $24,486,439,602 based on a closing market price of $75.76 per share for the 323,210,660 common shares outstanding held by non-affiliates on June 30, 2019.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2020
Eversource Energy Common Shares, $5.00 par value	329,952,663	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
Eversource 2018 Form 10-K	The Eversource Energy and Subsidiaries 2018 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2019 FORM 10-K ANNUAL REPORT

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

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,

•	ability or inability to commence and complete our major strategic development projects and opportunities,

•	acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	substandard performance of third-party suppliers and service providers,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,

•	contamination of, or disruption in, our water supplies,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	changes in levels or timing of capital expenditures,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

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

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2019, CL&P furnished retail franchise electric service to approximately 1.26 million customers in 149 cities and towns in Connecticut, covering an area of approximately 4,400 square miles. CL&P does not own any electric generation facilities.

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

•
A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA of $1.099 billion effective May 1, 2018, $1.127 billion effective May 1, 2019, and $1.158 billion effective May 1, 2020. These pre-established levels of baseline distribution delivery service revenue requirement are also subject to adjustment at each of these dates in accordance with provisions of the April 2018 rate case settlement agreement.

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

As required by regulation, CL&P has entered into long-term contracts for the purchase of (i) products from renewable energy facilities, which may include energy, renewable energy certificates, or capacity, (ii) capacity-related contracts with generation facilities, and (iii) contracts for peaking capacity.  Some of these contracts are subject to sharing agreements with UI, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

Distribution Rate Case: CL&P's distribution rates were established in an April 2018 PURA-approved rate case settlement agreement with rates effective May 1, 2018.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2019, CL&P supplied approximately 46 percent of its customer load at SS or LRS rates while the other 54 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 25 percent being on competitive supply, while 75 percent remain with SS or LRS. Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

CL&P periodically enters into full requirements contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements contracts for LRS loads every three months. Currently, CL&P has full requirements contracts in place for 100 percent of its SS loads for the first half of 2020. For the second half of 2020, CL&P has 70 percent of its SS load under full requirements contracts and intends to purchase an additional 30 percent of full requirements. None of the SS load for 2021 has been procured. CL&P has full requirements contracts in place for its LRS loads through June 2020 and intends to purchase 100 percent of full requirements for the remainder of 2020.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2019, NSTAR Electric furnished retail franchise electric service to approximately 1.44 million customers in Boston and 139 cities and towns in eastern and western Massachusetts, including Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles.

NSTAR Electric does not own any generating facilities that are used to supply customers and purchases its energy requirements from competitive energy suppliers.

NSTAR Electric installed and completed nineteen new solar power facilities for a total of 62 MW by the end of 2019.  These solar sites are in addition to the 8 MW of solar power facilities constructed between 2010 and 2014.  NSTAR Electric now owns, operates and maintains a total of 70 MW of solar power facilities on twenty-two sites in Massachusetts.  NSTAR Electric will sell energy from the new facilities into the ISO-NE market, with proceeds credited to customers.

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

•
A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU of $956 million on an annualized basis for 2018 and $988 million for 2019. Annual base distribution amounts are adjusted for inflation and filed for approval by the DPU on an annual basis, until the next rate case.

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

•
Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net-metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, and storm restoration. These charges are reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

NSTAR Electric has signed long-term commitments for the purchase of energy from renewable energy facilities.

Distribution Rate Case: NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case with rates effective February 1, 2018.

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2019 performance as the company achieved results at or above target for all of its SQ metrics in 2019.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own any generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. NSTAR Electric enters into supply contracts for basic service for approximately 45 percent of its residential and small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for 18 percent of large C&I customers every three months.

During 2019, NSTAR Electric supplied approximately 44 percent of its residential customer load, 31 percent of its small C&I customer load, and 8 percent of its large C&I customer load at basic service rates. The remainder of its customer load was distributed between municipal aggregation and competitive supply. Because customer migration is limited to energy supply service, it has no impact on the delivery business or operating income of NSTAR Electric.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2019, PSNH furnished retail franchise electric service to approximately 523,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to a 2017 purchase and sale agreement. The thermal generation facilities included approximately 1,100 MW of coal, natural gas, biomass and oil-fired electricity generation facilities. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to a separate 2017 purchase and sale agreement. For further information, see "Generation Divestiture" below. As of December 31, 2019, PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers. During 2019, approximately 23 percent of all of PSNH's customers (approximately 56 percent of load) were taking service from competitive energy suppliers.

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

PSNH has signed long-term commitments for the purchase of energy from renewable energy facilities.

The default energy service charge and SCRC rates change semi-annually and the transmission and SBC rates change annually. These rates are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

Distribution Rate Case: PSNH distribution rates were last established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement on June 30, 2015, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program.

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

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which includes the temporary rate increase request.  The temporary rates are subject to reconciliation based on the outcome of the permanent rate case now before the NHPUC. The NHPUC is permitted up to twelve months to adjudicate the permanent rate application from the date of filing. A decision by the NHPUC is expected in the second quarter of 2020.

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

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs pursuant to a finance order issued by the NHPUC on January 30, 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets, which included the deferred costs resulting from the sale of the thermal generation assets. These RRBs are secured by a non-bypassable charge recoverable from PSNH customers. PSNH recorded regulatory assets and other deferred costs in connection with the generation asset divestiture and the securitization of remaining costs, which are probable of recovery through collection of the non-bypassable charge.

On November 27, 2019, PSNH filed a motion for the commencement of audit of divestiture-related costs. PSNH’s actual balance of costs eligible for recovery as divestiture-related costs is $654.0 million, which is above the $635.7 million amount securitized in May 2018. PSNH proposed to recover this balance through the SCRC tracker mechanism and believes the amount deferred is probable of recovery.

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 78 percent of its residential and small C&I customers and for 14 percent of its large C&I customers.

During 2019, PSNH supplied approximately 43 percent of its customer load at default energy service rates while the other 57 percent of its customer load had migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

FERC ROE Complaints

Four separate complaints were filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE for transmission incentive (incentive cap) of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the U.S. Court of Appeals for the D.C. Circuit (the Court) issued a decision on April 14, 2017 vacating and remanding the FERC's decision. On October 16, 2018, FERC issued an order on all four complaints describing how it intends to address the issues that were remanded by the Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE.

On November 21, 2019, FERC issued an order concerning the transmission ROEs for the Midcontinent ISO transmission owners (MISO). In that order, FERC adopted another new methodology for determining base ROEs for MISO, which differed significantly from the methodology and framework set forth in its October 16, 2018 FERC order on the NETOs’ ROE dockets. On December 23, 2019, the NETOs filed a Supplemental Paper Hearing Brief and a Motion to supplement the record in the NETO ROE dockets to respond to the new methodology proposed in the MISO order, as there is uncertainty to whether it may be applied to the NETOs’ cases. On January 21, 2020, the FERC issued an order granting rehearing for further consideration to give the FERC more time to act on the substantive issues of the MISO ROE proceedings. Further changes to the methodology by FERC are possible as a result of the arguments in both the MISO and NETO proceedings. Given the significant uncertainty relating to the October 2018 FERC order, the November 2019 FERC order to MISO, and the FERC's rehearing of the MISO order, the Company is unable to predict the potential effect of the MISO order on the NETO complaints or the outcome of the four complaints and concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. Further, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings.

For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Projects

During 2019, we were involved in the planning, development and construction of a series of electric transmission projects that will be built within the next two years and that will enhance system reliability and improve capacity. For more information on transmission projects, see "Business Development and Capital Expenditures – Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. Eversource terminated the project and permanently abandoned any further development.  As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired. For further information, see "Critical Accounting Policies - Impairment of Northern Pass Transmission" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes.

Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation. At the end of 2019, our estimated transmission rate base was approximately $7.3 billion, including approximately $3.3 billion at CL&P, $2.9 billion at NSTAR Electric, and $1.1 billion at PSNH.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 300,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles, and Yankee Gas distributes natural gas to approximately 241,000 customers in 72 cities and towns in Connecticut covering 2,187 square miles. Total throughput (sales and transportation) in 2019 was approximately 73.5 Bcf for NSTAR Gas and 58.4 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers that rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

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

NSTAR Gas and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  While all NSTAR Gas customers have the ability to choose to transport natural gas, in the past year, transportation represented only approximately three percent of the total residential load, while transportation represented approximately 58 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. Firm transportation service is offered to customers who purchase natural gas from sources other than NSTAR Gas or Yankee Gas.  NSTAR Gas has the ability to offer interruptible transportation and interruptible natural gas sales service to high volume commercial and industrial customers. Yankee Gas offers interruptible transportation and interruptible natural gas sales service to commercial and industrial customers that have the ability to switch from natural gas to an alternate fuel on short notice. NSTAR Gas and Yankee Gas can interrupt service to these customers during peak demand periods or at any other time to maintain distribution system integrity.

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

•
A local distribution adjustment clause (LDAC) at NSTAR Gas that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, credits related to the Tax Cuts and Jobs Act of 2017, gas system enhancement program (GSEP) costs and costs associated with low income customers.  The LDAC is reset annually with any difference being recovered from, or refunded to, customers during the following period and provides for the recovery of certain costs applicable to both sales and transportation customers.

•
A Revenue Decoupling Mechanism (RDM) at NSTAR Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU in 2015. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment in accordance with provisions of the November 2015 NSTAR Gas distribution rate case.

•
A Purchased Gas Adjustment (PGA) clause, which is evaluated monthly and allows Yankee Gas to recover the costs of the procurement of natural gas for its firm and seasonal customers.  Differences between actual natural gas costs and collection amounts on August 31st of each year are deferred and then recovered from, or refunded to, customers during the following year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

•
A Conservation Adjustment Mechanism (CAM) at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency, as well as recovery of any lost revenues associated with implementation of energy conservation measures.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from, or refunded to, customers with carrying charges during the following year.

•
A Gas System Improvement (GSI) reconciliation mechanism at Yankee Gas, which collects the costs of certain Distribution Integrity Management Program (DIMP) and core capital plant in service above and beyond the level that is recovered through the distribution charge. The GSI is adjusted and reconciled annually, with any differences refunded to, or recovered from, customers.

•
A RDM at Yankee Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA effective January 1, 2019, January 1, 2020 and January 1, 2021. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment at each of these dates in accordance with provisions of the 2018 rate case settlement agreement.

•
A System Expansion Rate (SER) Reconciliation Mechanism at Yankee Gas, which compares distribution system expansion investment costs and revenues for new customers, with the level projected in current distribution customer rates.  This reconciliation is performed annually and customer rates are adjusted accordingly.

NSTAR Gas purchases financial contracts based on the New York Mercantile Exchange (NYMEX) natural gas futures in order to reduce cash flow variability associated with the price for approximately one-third of its normal winter season natural gas supplies.  These purchases are made under a program approved by the DPU in 2006.  This practice attempts to minimize the impact of fluctuations in natural gas prices to NSTAR Gas' firm natural gas customers.  These financial contracts do not procure natural gas supply.  All costs incurred or benefits realized when these contracts are settled are included in the CGAC.

NSTAR Gas is subject to SQ metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2019 performance as it achieved results at or above target for all of its SQ metrics in 2019.

Distribution Rate Case: On November 8, 2019, NSTAR Gas filed its application with the DPU, which sought a distribution rate increase of $38.0 million effective October 1, 2020. As part of this filing, NSTAR Gas also proposed to continue its ongoing Gas System Enhancement Program (GSEP), include the GSEP investments since 2015 into base rates, and implement a performance-based ratemaking plan. A final decision from the DPU is expected by September 30, 2020.

Yankee Gas distribution rates were set in a December 2018 PURA approved rate case settlement agreement, with rates effective November 15, 2018. The 2018 Yankee Gas settlement agreement required Yankee Gas to implement a Distribution Integrity Management Program (DIMP) cost recovery mechanism to further invest capital to replace aging infrastructure. The DIMP mechanism allows for recovery of costs associated with capital additions of approximately $26 million to $37 million annually, which is incremental to the $150 million included in base distribution rate base per year. The settlement agreement also provides Yankee Gas the opportunity to seek recovery of additional capital spending above these levels with PURA approval. PURA ordered an accelerated replacement program for Yankee Gas to fully replace its cast iron and bare steel facilities in 11 years and fully replace copper services and certain steel mains and services in 14 years. Yankee Gas was also authorized to continue its ongoing natural gas system expansion program, implement a revenue decoupling rate mechanism, and recover merger costs. The settlement agreement included a regulatory ROE of 9.3 percent. In addition, the distribution rates charged to customers were adjusted to reflect the prospective impacts of the lower federal corporate income tax rate, the overcollection of the lower income tax rate from January 1, 2018, and the EDIT from the Tax Cuts and Jobs Act. Although new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018.

Natural Gas Replacement and Expansion

Massachusetts: Pursuant to Massachusetts legislation, in October of each year, NSTAR Gas files the GSEP with the DPU for the following construction year. NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to less than 25 years.  The GSEP includes a tariff that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a reconciling factor.  On April 30th each year, the DPU approves the GSEP rate recovery factor that goes into effect on May 1st.

NSTAR Gas' distribution rate case application filed on November 8, 2019 included a proposal to include GSEP additions through 2018 into base distribution rates and to continue the operation of the GSEP mechanism for GSEP investments made after 2018. In addition, the filing included a proposal for a customer connection surcharge, which would be used to reduce up-front contribution in aid of construction (CIAC) costs for customers seeking to connect to the company’s distribution system. A final decision from the DPU is expected by September 30, 2020.

Connecticut: Yankee Gas' December 2018 PURA approved rate case settlement agreement included an accelerated pipeline replacement cost recovery program. The Gas System Improvement (“GSI”) rate recovers accelerated pipeline replacement as well as other capital investment through an annual reconciliation. The Company filed its first GSI reconciliation on March 1, 2019 for rates effective April 1, 2019 and will continue to file annually on March 1 for rates effective April 1.

In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (the "Expansion Plan") filed by Yankee Gas and other Connecticut natural gas distribution companies.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the Expansion Plan.  Yankee Gas received approval from PURA for its 2014, 2015 and 2016 System Expansion Reconciliations. Yankee Gas filed its 2017 and 2018 System Expansion Reconciliations in March 2018 and March 2019, respectively. Yankee Gas is now awaiting an order and does not anticipate any material changes to its 2017 and 2018 Reconciliations.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas utilizes on-system LNG facilities to meet its winter peaking demands. These LNG facilities are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, of which 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in Hopkinton and Acushnet, Massachusetts.

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

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, each of NSTAR Gas and Yankee Gas believes that in order to meet the long-term firm customer requirements in a reliable manner will necessitate a combination of pipeline, storage, and non-pipeline solutions.

WATER DISTRIBUTION SEGMENT
Eversource Water Ventures, Inc., a Connecticut corporation, through its wholly-owned subsidiary, Eversource Aquarion Holdings, Inc. (Aquarion), operates three separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or “AWC-CT”), Massachusetts (Aquarion Water Company of Massachusetts, or “AWC-MA”) and New Hampshire (Aquarion Water Company of New Hampshire, or “AWC-NH”). These regulated companies provide water services to approximately 229,000 residential, commercial, industrial, municipal and fire protection and other customers, in 60 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2019, approximately 87 percent of Aquarion’s customers were based in Connecticut.
Rates
Aquarion's water utilities are subject to regulation by the PURA, the DPU and the NHPUC in Connecticut, Massachusetts and New Hampshire, respectively. These regulatory agencies have jurisdiction over, among other things, rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.
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

•
In Connecticut and New Hampshire, a water infrastructure conservation adjustment (“WICA”) charge, and in Massachusetts an annual main replacement adjustment mechanism (“MRAM”) charge, which is applied between rate case proceedings and seeks recovery of allowed costs associated with eligible infrastructure improvement projects placed in-service. The WICA is updated semi-annually in Connecticut and annually in New Hampshire, with any differences refunded to, or recovered from, customers.

•
In Massachusetts, treatment plant surcharges, which are a series of three surcharges (one fixed and two volumetric in nature) that are designed to recover certain operating costs and the costs of the lease of the treatment plant located in Hingham.  These surcharges are applicable only to customers in Hingham, Hull and Cohasset.

Sources and Availability of Water Supply
Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 131 million gallons per day, as well as water purchased from other water suppliers. Approximately 99 percent of our annual production is self-supplied and processed at 10 surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.
The capacities of Aquarion’s sources of supply, and water treatment, pumping and distribution facilities, are considered sufficient to meet the present requirements of Aquarion’s customers under normal conditions. On occasion, drought declarations are issued for portions of Aquarion’s service territories in response to extended periods of dry weather conditions.

OFFSHORE WIND PROJECTS

Eversource's offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold power purchase agreements (PPAs) and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases through the U.S. Bureau of Ocean Energy Management (BOEM). Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in opportunities for solicitations for offshore wind energy in the Northeast U.S.

On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast. Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy.

Revolution Wind is a 704 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is a 130 MW offshore wind power project located approximately 35 miles east of Long Island. Sunrise Wind is an 880 MW offshore wind facility, which will be developed 35 miles east of Montauk Point, Long Island. The completion dates for these projects are subject to federal permitting through BOEM, engineering, state siting and permitting in New York and Rhode Island, and finalizing a PPA amendment in New York. For more information on these projects, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATURAL GAS TRANSMISSION PROJECT

Access Northeast was a natural gas pipeline and storage project jointly owned by Eversource, Enbridge, Inc. (Enbridge) and National Grid plc (National Grid), through Algonquin Gas Transmission, LLC (AGT). In 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. As a result, Eversource recorded an other-than-temporary impairment of $32.9 million pre-tax within Other Income, Net on our statement of income in 2018, which represented the full carrying value of our equity method investment. On April 1, 2019, in accordance with a provision of the AGT LLC operating agreement, the Access Northeast project was terminated. For further information, see "Critical Accounting Policies - Access Northeast" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of $14.19 billion from 2020 through 2024, of which we expect $8.63 billion to be in our electric and natural gas distribution segments, $3.98 billion to be in our electric transmission segment and $0.69 billion to be in our water distribution segment. We also project to invest $0.90 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to our offshore wind partnership.

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

As of December 31, 2019, $296.1 million of Eversource's long-term debt, including $95.0 million, $50.0 million, $150.0 million, and $1.1 million for NSTAR Electric, Yankee Gas, NSTAR Gas and Aquarion, respectively, will mature within the next 12 months.

NUCLEAR FUEL STORAGE

CL&P, NSTAR Electric, PSNH, and several other New England electric utilities are stockholders in three inactive regional nuclear generation companies, CYAPC, MYAPC and YAEC (collectively, the Yankee Companies).  The Yankee Companies have completed the physical decommissioning of their respective nuclear power facilities and are now engaged in the long-term storage of their spent nuclear fuel.  The Yankee Companies fund these costs through litigation proceeds received from the DOE and, to the extent necessary, through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric and PSNH. CL&P, NSTAR Electric and PSNH, in turn recover these costs from their customers through state regulatory commission-approved retail rates. The Yankee Companies collect amounts that we believe are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants. We believe CL&P and NSTAR Electric will recover their shares of these obligations from their customers. PSNH has recovered its total share of these costs from its customers.

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

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2019, the total RPS obligation was 19.7 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Similarly, Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2019, the total RPS obligation was 27.5 percent and will ultimately reach 48 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program also requires electricity suppliers to meet renewable energy standards. For 2019, the requirement was 24.94 percent, and will ultimately reach 38.96 percent in 2025. NSTAR Electric is permitted to recover any costs incurred in complying with RPS from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites. As of December 31, 2019, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $81.0 million, representing 57 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $67.9 million of the total $81.0 million as of December 31, 2019. MGP costs are recoverable through rates charged to our customers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
For information about Eversource Energy's executive officers, see Item 10, Directors, Executive Officers and Corporate Governance, included in this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2019, Eversource Energy employed a total of 8,234 employees, excluding temporary employees, of which 1,343 were employed by CL&P, 1,604 were employed by NSTAR Electric, and 742 were employed by PSNH. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by nine collective bargaining agreements.

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

Cyberattacks, including acts of war or terrorism, targeted directly on or indirectly affecting our systems or the systems of third parties on which we rely, could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

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

We have instituted safeguards to protect our information technology systems and assets. We devote substantial resources to network and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages and defense costs related to breaches of networks or operational technology, but it may be insufficient to cover all losses.

Any such cyberattacks could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations and cash flows.

Strategic development opportunities associated with offshore wind or investment opportunities in electric transmission or clean-energy opportunities may not be successful, and projects may not commence operation as scheduled or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the Northeast region related to the construction of offshore wind electric generation facilities, and investment opportunities in electric transmission facilities and other clean-energy infrastructure. The development of these activities involves numerous significant risks around schedule, cost, capacity factors, tax strategies and permitting (both on and offshore). Various external factors could result in increased costs or result in delays or cancellation of these projects. Risks include both federal and state regulatory approval processes, new legislation impacting the industry, changes to federal income tax laws, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, and actions of our strategic partners. Should any of these factors result in significant delays or cancellations, our financial position, results of operations, and cash flows could be materially adversely affected, or our future growth opportunities may not be realized as anticipated.

Eversource has a joint and equal partnership with Ørsted for the development and operation of three offshore wind projects. Offshore wind is currently an emerging industry in the U.S., but it has a very robust operational and construction history in Europe. As such, siting, permitting, tax legislation, and supply chain are currently being addressed for the first time in the U.S. The projects currently being developed by our partnership may not achieve the results we anticipate. The partnership’s ability to generate revenue from offshore wind projects depends on meeting our construction schedules, controlling cost overruns, maintaining continuing interconnection arrangements, power purchase agreements, or other market mechanisms as well as interconnecting utility and Regional Transmission Organizations rules, policies, procedures and FERC tariffs that permit future offshore wind project operations. After projects are placed in operation, capacity factors will directly affect revenues generated from these investments. Other factors that may have an adverse impact on our anticipated project returns include significant schedule delays resulting from federal, state or local permitting processes. Specifically, the approval from the Bureau of Ocean Energy Management (BOEM) is a critical path item in the projects' timeline. Any changes to tax laws or to Eversource’s ability to monetize tax attributes associated with these projects could also have a material adverse effect on cash flows and project returns.
As a result of legislative and regulatory changes, the states in which we provide service have implemented new selection procedures for new major electric transmission, offshore wind and other clean energy facilities. These procedures require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. If the projects in which we have invested are not selected for construction, or even if our projects are selected, then legislative or regulatory actions could result in our projects not being probable of entering the construction phase, which could have a material adverse effect on our future financial position, results of operations and cash flows.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines, not owned by Eversource, if there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows. We maintain property and liability insurance, but it may be insufficient to cover all losses.

The actions of regulators and legislators can significantly affect our earnings, liquidity and business activities.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through NERC.

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers and may not match the timing of when costs are incurred. Additionally, a catastrophic event not involving Eversource could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the Company.

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

FERC's policy has encouraged competition for transmission projects, even within existing service territories of electric companies. Implementation of FERC's goals, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operations and lower rate base growth.

Changes in tax laws, as well as the potential tax effects of business decisions could negatively impact our business, results of operations (including our expected project returns from our planned offshore wind facilities), financial condition and cash flows.

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

Climate change creates physical and financial risks to our operations. Physical risks from climate change may include an increase in sea levels and changes in weather conditions, such as changes in precipitation and extreme weather events including drought. Customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. For water customers, conservation measures imposed by the communities we serve could impact water usage. To the extent weather conditions are affected by climate change, customers’ energy and water usage could increase or decrease depending on the duration and magnitude of the changes.

Severe weather, such as ice and snow storms, hurricanes, droughts, and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows. We maintain property insurance, but it may be insufficient to cover all losses.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, a solar event, an electromagnetic event, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; human error; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electricity transmission system may increase. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

New technology and alternative energy sources could adversely affect our operations and financial results.

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

Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial condition, results of operations and cash flows. We maintain liability insurance, but it may be insufficient to cover all losses.

The unauthorized access to and the misappropriation of confidential and proprietary customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we, and our third-party suppliers, maintain sensitive customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We maintain cyber insurance to cover damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Our counterparties may not meet their obligations to us or may elect to exercise their termination rights, which could adversely affect our earnings.

We are exposed to the risk that counterparties to various arrangements that owe us money, have contracted to supply us with energy or other commodities or services, or that work with us as strategic partners, including on significant capital projects, will not be able to perform their obligations, will terminate such arrangements or, with respect to our credit facilities, fail to honor their commitments. Should any of these counterparties fail to perform their obligations or terminate such arrangements, we might be forced to replace the underlying commitment at higher market prices and/or have to delay the completion of, or cancel, a capital project. Should any lenders under our credit facilities fail to perform, the level of borrowing capacity under those arrangements could decrease. In any such events, our financial position, results of operations, or cash flows could be adversely affected.

Our goodwill is recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2019, totaled $4.4 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization. The annual goodwill impairment test in 2019 resulted in a conclusion that our goodwill was not impaired.

We are exposed to significant reputational risks, which make us vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm our reputation and the reputation of our subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view us in a favorable light; and may cause us to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements.

Limits on our access to, and increases in, the cost of capital may adversely impact our ability to execute our business plan.

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

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

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

For further information, see Item 1, Business - Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

The loss of key personnel, the inability to hire and retain qualified employees, or the failure to maintain a positive relationship with our workforce could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of our workforce in our subsidiaries, including many workers with specialized skills maintaining and servicing the electric, natural gas and water infrastructure, will be eligible to retire over the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees. Labor disputes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms, as well as the intentional misconduct of employees or contractors, may also have an adverse effect on our business, financial position and results of operations.

Market performance or changes in assumptions may require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees. Our future pension obligations, costs and liabilities are highly dependent on a variety of factors, many of which are beyond our control. These factors include estimated investment returns, interest rates, discount rates, health care cost trends, benefit changes, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs could increase significantly.  In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the amount of contributions required to fund our pension plan in the future. Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing, amounts, and number of future financings and negatively affect our financial position, results of operations and cash flows.

As a holding company with no revenue-generating operations, Eversource parent's liquidity is dependent on dividends from its subsidiaries, its commercial paper program, and its ability to access the long-term debt and equity capital markets.

Eversource parent is a holding company and as such, has no revenue-generating operations of its own. Its ability to meet its debt service obligations and to pay dividends on its common shares is largely dependent on the ability of its subsidiaries to pay dividends to, or repay borrowings from, Eversource parent, and/or Eversource parent's ability to access its commercial paper program or the long-term debt and equity capital markets. Prior to funding Eversource parent, the subsidiary companies have financial obligations that must be satisfied, including among others, their operating expenses, debt service, preferred dividends of certain subsidiaries, and obligations to trade creditors. Should the subsidiary companies not be able to pay dividends or repay funds due to Eversource parent, or if Eversource parent cannot access its commercial paper programs or the long-term debt and equity capital markets, Eversource parent's ability to pay interest, dividends and its own debt obligations would be restricted.

Item 1B.    Unresolved Staff Comments

We do not have any unresolved SEC staff comments.

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2019, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	486	77
Transformer capacity (in kVa)	42,891,000	16,149,000
Overhead lines (in circuit miles)	40,568	3,963
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Underground lines (in circuit miles)	17,764	406
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	181	20	169	35	136	22
Transformer capacity (in kVa)	21,618,000	3,633,000	16,937,000	7,465,000	4,336,000	5,051,000
Overhead lines (in circuit miles)	16,942	1,675	11,427	1,247	12,199	1,041
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Underground lines (in circuit miles)	6,722	137	9,076	268	1,966	1
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	628,219	291,415	171,362	165,442
Aggregate capacity (in kVa)	37,019,694	16,092,291	14,338,752	6,588,651

Electric Generating Plants

On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets, including steam, internal combustion and biomass units. The sale of hydroelectric generation assets was completed on August 26, 2018. See Note 14, "Generation Asset Sale," in the accompanying Item 8, Financial Statements and Supplementary Data for further information.

As of December 31, 2019, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

**	Claimed capability represents the direct current nameplate capacity of the plants.

CL&P does not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2019, Yankee Gas owned 28 active gate stations, 206 district regulator stations, and approximately 3,445 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

As of December 31, 2019, NSTAR Gas owned 21 active gate stations, 164 district regulator stations, and approximately 3,302 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2019, Aquarion owned and operated sources of water supply with a combined yield of approximately 131 million gallons per day; 3,639 miles of transmission and distribution mains; 10 surface water treatment plants; 31 dams; and 112 wellfields.

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

Item 3.    Legal Proceedings

1.    Yankee Companies v. U.S. Department of Energy

The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to accept delivery of, and provide for a permanent facility to store, spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE. The court previously awarded the Yankee Companies damages for Phases I, II and III of litigation resulting from the DOE's failure to meet its contractual obligations. These Phases covered damages incurred in the years 1998 through 2012, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed a fourth set of lawsuits against the DOE in the Court of Federal
Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million.  The court awarded CYAPC, YAEC, and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, each of the Yankee Companies received the damages proceeds. On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019. CYAPC's and YAEC's proceeds received were classified as operating activities on the Eversource consolidated statement of cash flows.

In September 2019, the Yankee Companies made a required informational filing with FERC as to the use of proceeds, for which approval was received in the fourth quarter of 2019. In December 2019, YAEC and MYAPC returned proceeds of $5.4 million and $21.0 million, respectively, to its member companies, of which the Eversource utilities (CL&P, NSTAR Electric and PSNH) received a total of $2.8 million from YAEC and $5.0 million from MYAPC. The Eversource utilities will ultimately refund these proceeds to utility customers. Also, in December 2019, CYAPC paid $29.0 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation.

2.    Other Legal Proceedings

For further discussion of legal proceedings, see Item 1, Business: "– Electric Distribution Segment," "– Electric Transmission Segment," and "– Natural Gas Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "– Nuclear Fuel Storage" for information related to nuclear waste; and "– Other Regulatory and Environmental Matters" for information about toxic substances and hazardous waste, electric and magnetic fields, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

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

(b)    Holders

As of January 31, 2020, there were 33,508 registered common shareholders of our company on record.  As of the same date, there were a total of 329,952,663 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2014 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2014 through 2019, assuming all dividends are reinvested.

Total Shareholder Return

$190
$170
$150
$130
$110
$90
2014
2015
2016
2017
2018
2019
Eversource Energy
EEI Index
S&P 500

December 31,
	2014	2015	2016	2017	2018	2019
Eversource Energy	$100	$99	$110	$130	$138	$186
EEI Index	$100	$96	$113	$126	$131	$164
S&P 500	$100	$101	$114	$138	$132	$174

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2019	—	$—	—	—
November 1 - November 30, 2019	20	82.94	—	—
December 1 - December 31, 2019	2,169	84.78	—	—
Total	2,189	$84.76	—	—

Recent Sales of Unregistered Securities

In January 2020, we determined that during 2019 and early 2020, the Savings Plan for Employees of Aquarion Water Company, a 401(k) retirement plan (Plan), offered Eversource common shares (Shares) as an investment alternative for participants. The Plan trustee purchased Shares in the open market and allocated the Shares to participants’ Plan accounts at the election of participants.  During this period, the Plan sold 5,990 Shares to 35 participants, which Shares were not registered on Form S-8.  The investment alternative to purchase Shares under the Plan has been terminated, and we did not receive any proceeds from such sales, which were funded with participants' contributions to the Plan.

Item 6.    Selected Consolidated Financial Data

Eversource Selected Consolidated Financial Data (Unaudited)

(Thousands of Dollars, except percentages and common share information)	2019	2018	2017	2016	2015
Balance Sheet Data:
Property, Plant and Equipment, Net	$27,585,470	$25,610,428	$23,617,463	$21,350,510	$19,892,441
Total Assets	41,123,915	38,241,256	36,220,386	32,053,173	30,580,309
Common Shareholders' Equity	12,629,994	11,486,817	11,086,242	10,711,734	10,352,215
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570	155,570	155,568	155,568
Long-Term Debt (a)	14,098,239	13,086,062	12,325,520	9,603,237	9,034,457
Obligations Under Capital Leases (a)	10,516	10,735	9,898	8,924	8,222
Obligations Under Operating Leases (a)	49,966	—	—	—	—
Income Statement Data:
Operating Revenues	$8,526,470	$8,448,201	$7,751,952	$7,639,129	$7,954,827
Net Income	$916,572	$1,040,519	$995,515	$949,821	$886,004
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$909,053	$1,033,000	$987,996	$942,302	$878,485
Common Share Data:
Net Income Attributable to Common Shareholders:
Basic Earnings Per Common Share	$2.83	$3.25	$3.11	$2.97	$2.77
Diluted Earnings Per Common Share	$2.81	$3.25	$3.11	$2.96	$2.76
Dividends Declared Per Common Share	$2.14	$2.02	$1.90	$1.78	$1.67
Market Price - Closing (end of year) (b)	$85.07	$65.04	$63.18	$55.23	$51.07
Book Value Per Common Share (end of year)	$38.29	$36.25	$34.98	$33.80	$32.64
Tangible Book Value Per Common Share (end of year) (c)	$24.86	$22.27	$21.00	$22.70	$21.54
Rate of Return Earned on Average Common Equity (%) (d)	7.5	9.2	9.1	9.0	8.7
Market-to-Book Ratio (end of year) (e)	2.2	1.8	1.8	1.6	1.6

CL&P Selected Financial Data (Unaudited)
(Thousands of Dollars)	2019	2018	2017	2016	2015
Balance Sheet Data:
Property, Plant and Equipment, Net	$9,625,765	$8,909,701	$8,271,030	$7,632,392	$7,156,809
Total Assets	12,185,191	11,409,719	10,630,246	10,035,044	9,592,957
Common Stockholder's Equity	4,387,825	4,199,317	3,587,127	3,470,387	3,140,717
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200	116,200	116,200	116,200
Long-Term Debt (a)	3,518,136	3,254,016	3,059,135	2,766,010	2,763,682
Obligations Under Finance Leases (a)	3,049	4,465	5,711	6,767	7,624
Obligations Under Operating Leases (a)	745	—	—	—	—
Income Statement Data:
Operating Revenues	3,232,551	3,096,174	2,887,359	2,805,955	2,802,675
Net Income	410,852	377,717	376,726	334,254	299,360
Common Stock Data:
Cash Dividends on Common Stock	341,800	60,000	254,800	199,599	196,000

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

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of the sale of PSNH's thermal and hydroelectric generation assets in 2018 and the December 31, 2017 classification of these generation assets as held for sale, the acquisition of Aquarion on December 4, 2017, and any accounting changes materially affecting the comparability of the information reflected in the tables above. As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases on the balance sheet. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2019 compared to fiscal year 2018 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2017 items and fiscal year 2018 compared to fiscal year 2017, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2018 Annual Report on Form 10-K, which is incorporated herein by reference.

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

The results of Aquarion and its subsidiaries, hereinafter referred to as "Aquarion," are included from the date of the acquisition, December 4, 2017, through December 31, 2019 throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•
We earned $909.1 million, or $2.81 per share, in 2019, compared with $1.03 billion, or $3.25 per share, in 2018. Results for 2019 include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our investment in the NPT project. Excluding that impairment charge, we earned $1.11 billion, or $3.45 per share, in 2019.

•
Our electric distribution segment earned $513.3 million, or $1.59 per share, in 2019, compared with $455.4 million, or $1.44 per share, in 2018.  Our electric transmission segment earned $256.5 million, or $0.79 per share, in 2019, compared with $427.2 million, or $1.34 per share, in 2018.  Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $460.9 million, or $1.43 per share, in 2019. Our natural gas distribution segment earned $96.2 million, or $0.30 per share, in 2019, compared with $93.2 million, or $0.29 per share, in 2018. Our water distribution segment earned $34.9 million, or $0.11 per share, in 2019, compared with $30.9 million, or $0.10 per share in 2018.

•	Eversource parent and other companies earned $8.2 million, or $0.02 per share, in 2019, compared with $26.3 million, or $0.08 per share, in 2018.

•	We currently project 2020 earnings of between $3.60 per share and $3.70 per share.

Liquidity:

•
Cash flows provided by operating activities totaled $2.01 billion in 2019, compared with $1.83 billion in 2018.  Investments in property, plant and equipment totaled $2.91 billion in 2019 and $2.57 billion in 2018.  Cash totaled $15.4 million as of December 31, 2019, compared with $108.1 million as of December 31, 2018.

•	In 2019, we issued 11,980,000 common shares, which resulted in proceeds of $852.3 million, net of issuance costs.

•
In 2019, we issued $1.52 billion of new long-term debt, consisting of $500 million by CL&P, $400 million by NSTAR Electric, $300 million by PSNH, $200 million by Yankee Gas, $75 million by NSTAR Gas and $45 million by Aquarion.  Proceeds from these new issuances were used primarily to repay short-term borrowings, repay long-term debt at maturity and fund capital expenditures and working capital. In 2019, we repaid, at maturity, $801.1 million of previously issued long-term debt, consisting of $350 million by Eversource parent, $250 million by CL&P, $150 million by PSNH, $50 million by Yankee Gas and $1.1 million by Aquarion.

•
In 2019, we paid cash dividends of $663.2 million and issued non-cash dividends of $22.8 million in the form of treasury shares, totaling dividends of $2.14 per common share, compared with cash dividends of $640.1 million, or $2.02 per common share, in 2018.  On February 5, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, payable on March 31, 2020 to shareholders of record as of March 4, 2020.  The 2020 dividend represents an increase of 6.1 percent over the dividend paid in December 2019.

•
We project to make capital expenditures of $14.19 billion from 2020 through 2024, of which we expect $8.63 billion to be in our electric and natural gas distribution segments, $3.98 billion to be in our electric transmission segment and $0.69 billion to be in our water distribution segment.  We also project to invest $0.90 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to offshore wind projects.

Strategic:

•
On February 26, 2020, Eversource and NiSource entered into an asset purchase agreement where Eversource would acquire the assets that comprise NiSource’s local gas distribution business in Massachusetts for a purchase price of $1.1 billion. The liabilities to be assumed by Eversource specifically exclude any liabilities (past or future) arising out of or related to the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts. The acquisition and resulting rate plan both require DPU and other approvals. Eversource and NiSource expect to close this transaction later this year.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2019		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$909.1	$2.81	$1,033.0	$3.25	$988.0	$3.11

Regulated Companies	$1,105.3	$3.43	$1,006.7	$3.17	$962.7	$3.03
Eversource Parent and Other Companies	8.2	0.02	26.3	0.08	25.3	0.08
Non-GAAP Earnings	$1,113.5	$3.45	$1,033.0	$3.25	$988.0	$3.11
Impairment of Northern Pass Transmission (after-tax)	(204.4)	(0.64)	—	—	—	—
Net Income Attributable to Common Shareholders (GAAP)	$909.1	$2.81	$1,033.0	$3.25	$988.0	$3.11

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2019		2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$900.9	$2.79	$1,006.7	$3.17	$962.7	$3.03

Electric Distribution	$513.3	$1.59	$455.4	$1.44	$497.4	$1.57
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	460.9	1.43	427.2	1.34	391.9	1.23
Natural Gas Distribution	96.2	0.30	93.2	0.29	74.6	0.23
Water Distribution	34.9	0.11	30.9	0.10	(1.2)	—
Net Income - Regulated Companies (Non-GAAP)	$1,105.3	$3.43	$1,006.7	$3.17	$962.7	$3.03
Impairment of Northern Pass Transmission (after-tax)	(204.4)	(0.64)	—	—	—	—
Net Income - Regulated Companies (GAAP)	$900.9	$2.79	$1,006.7	$3.17	$962.7	$3.03

Our electric distribution segment earnings increased $57.9 million in 2019, as compared to 2018, due primarily to the CL&P, NSTAR Electric and PSNH base distribution rate increases, higher earnings from CL&P's capital tracker mechanism, effective July 1, 2018, due to increased electric system improvements, and higher earnings from NSTAR Electric's solar generation capital tracker mechanism. The earnings increase was partially offset by higher depreciation expense, lower non-service income from our benefit plans, higher operations and maintenance expense, the absence in 2019 of generation earnings at PSNH due to the sale of its generation assets in 2018, and the absence in 2019 of a gain on the sale of property at PSNH in 2018.

Our electric transmission segment earnings decreased $170.7 million in 2019, as compared to 2018, due primarily to the impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share in 2019. Excluding the NPT impairment charge, earnings increased $33.7 million in 2019, as compared to 2018, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the absence in 2019 of approximately $6 million (after-tax) in tax-related regulatory assets that we concluded were not recoverable from customers in 2018. The earnings increase was partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC and the absence of the NPT AFUDC equity income.

Our natural gas distribution segment earnings increased $3.0 million in 2019, as compared to 2018, due primarily to the impact of the Yankee Gas base distribution rate increase effective November 15, 2018 and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, higher property and other tax expense, and higher interest expense.

Our water distribution segment earnings increased $4.0 million in 2019, as compared to 2018, due primarily to a lower effective tax rate driven by the elimination of a tax-related regulatory liability.

Eversource Parent and Other Companies:  Eversource parent and other companies earnings decreased $18.1 million in 2019, as compared to 2018, due primarily to a higher effective tax rate due in part to higher income tax reserves in 2019 and the absence in 2019 of income tax benefits recognized in 2018, higher interest expense, and the absence in 2019 of a 2018 benefit related to the allowed recovery of certain previously expensed merger-related costs in distribution rates. The earnings decrease was partially offset by the absence of the 2018 impairment of our investment in the Access Northeast project, and a higher return at Eversource Service as a result of increased investments in property, plant and equipment.

Liquidity

Cash totaled $15.4 million as of December 31, 2019, compared with $108.1 million as of December 31, 2018.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility. Effective December 9, 2019, the revolving credit facility's termination date was extended for one additional year to December 6, 2024. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective December 9, 2019, the revolving credit facility's termination date was extended for one additional year to December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Eversource Parent Commercial Paper Program	$1,224.9	$631.5	$225.1	$818.5	1.98%	2.77%
NSTAR Electric Commercial Paper Program	10.5	278.5	639.5	371.5	1.63%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of December 31, 2019 or 2018.

Amounts outstanding under the commercial paper programs and revolving credit facilities are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuance on January 10, 2020, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $346.3 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of December 31, 2019.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Paid short-term borrowings that were used to pay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
3.20% 2017 Series A First Mortgage Bonds (2)	September 2019	200.0	March 2027	Paid short-term borrowings and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Paid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Paid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Paid long-term debt that matured in December 2019, paid short-term borrowings and fund capital expenditures and working capital
4.50% 2009 Series P First Mortgage Bonds	December 2009	(150.0)	December 2019	Paid at maturity on December 1, 2019
Other:
Eversource Parent 4.50% Debentures	November 2009	(350.0)	November 2019	Paid at maturity on November 15, 2019
Eversource Parent 3.45% Series P Senior Notes	January 2020	350.0	January 2050	Paid short-term borrowings
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 2.23% Series P First Mortgage Bonds	September 2019	100.0	October 2024	Paid short-term borrowings and for general corporate purposes
Yankee Gas 3.30% Series Q First Mortgage Bonds	September 2019	100.0	October 2049	Paid short-term borrowings and for general corporate purposes
Yankee Gas 5.26% Series H First Mortgage Bonds	November 2004	(50.0)	November 2019	Paid at maturity on November 1, 2019
Aquarion 3.54% Senior Notes	December 2019	45.0	December 2049	Paid short-term borrowings

(1) These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

(2) These bonds are part of the same series issued by CL&P in March 2017. The aggregate outstanding principal amount of these bonds is now $500 million.

Long-Term Debt Issuance Authorizations: On February 27, 2019, the DPU approved NSTAR Electric's request for authorization to issue up to $800 million in long-term debt through December 31, 2020. On April 26, 2019, the NHPUC approved PSNH's request for authorization to issue up to $300 million in long-term debt through December 31, 2019. On August 14, 2019, PURA approved CL&P's request for authorization to issue up to $675 million in long-term debt through December 31, 2022. On December 11, 2019, PURA approved Aquarion Water Company of Connecticut's request for authorization to issue up to $45 million of long-term debt. On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually, beginning on February 1, 2019. PSNH paid $52.3 million of RRB principal payments and $26.8 million of interest payments in 2019.

Common Share Issuance and Forward Sale Agreement: On June 4, 2019, Eversource completed an equity offering of 17,940,000 common shares, consisting of 5,980,000 common shares issued directly by the Company and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. The issuance of 5,980,000 common shares resulted in proceeds of $426.9 million, net of issuance costs.

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

On December 30, 2019, Eversource physically settled a portion of the forward sale agreement by delivering 6,000,000 common shares in exchange for net proceeds of $425.4 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price of $71.48 per share, as adjusted in accordance with the forward sale agreement.

The 2019 issuances of 11,980,000 common shares resulted in proceeds of $852.3 million, net of issuance costs, and were reflected in shareholders’ equity and as financing activities on the statement of cash flows.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of December 31, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $84.4 million under a cash settlement or would have been required to deliver 992,189 common shares under a net share settlement.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 22, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received upon the direct issuance of common shares and the net proceeds received upon partial settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Cash Flows:  Cash flows provided by operating activities totaled $2.01 billion in 2019, compared with $1.83 billion in 2018.  The increase in operating cash flows was due primarily to a decrease in 2019 of approximately $148 million of major storm restoration cost payments, $116 million in lower payments made in 2019 to the DOE by CYAPC to partially settle its pre-1983 spent nuclear fuel obligation, and a $73.2 million decrease in pension and PBOP cash contributions made in 2019, as compared to 2018. Also contributing to the increase were $102.8 million of lower income tax payments made in 2019, as compared to 2018, $68.8 million in DOE Phase IV litigation proceeds received by CYAPC and YAEC in 2019, and the timing of cash collections on our accounts receivables. Partially offsetting these favorable impacts were the timing of collections for regulatory tracking mechanisms, which were significantly impacted by the timing of collections of purchased power and transmission costs at NSTAR Electric, and the timing of accounts payable cash payments and other working capital items.

Cash flows provided by operating activities totaled $1.83 billion in 2018, compared with $2.00 billion in 2017.  The decrease in operating cash flows was due primarily to cash payments made in 2018 for storm restoration costs of approximately $252 million, an increase of $128 million in income tax payments made in 2018, as compared to 2017, and the unfavorable impacts related to the timing of payments of our working capital items, including accounts receivable and accounts payable. In addition, in December 2018, CYAPC paid $145 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation. Partially offsetting these unfavorable impacts were the timing of cash collected for regulatory tracking mechanisms and a decrease of $47.9 million in 2018 of pension and PBOP contributions.

In 2019, we paid cash dividends of $663.2 million and issued non-cash dividends of $22.8 million in the form of treasury shares, totaling dividends of $2.14 per common share, compared with cash dividends of $640.1 million, or $2.02 per common share, in 2018. Our quarterly common share dividend payment was $0.535 per share in 2019, as compared to $0.505 per share in 2018.  On February 5, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, payable on March 31, 2020 to shareholders of record as of March 4, 2020.  The 2020 dividend represents an increase of 6.1 percent over the dividend paid in December 2019.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2019, CL&P, NSTAR Electric and PSNH paid $341.8 million, $181.8 million and $271.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In 2019, investments for Eversource, CL&P, NSTAR Electric and PSNH were $2.91 billion, $917.5 million, $861.4 million and $309.0 million, respectively.

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions.  Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period, totaling approximately $2.91 billion in cash capital spend in 2019.  In addition, Eversource's investments in its offshore wind business totaled $415.0 million in 2019, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $1.19 billion, $91.7 million, $280.5 million, and $36.7 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively, as of December 31, 2019.

As of December 31, 2019, $296.1 million of Eversource's long-term debt, including $95.0 million, $50.0 million, $150.0 million, and $1.1 million for NSTAR Electric, Yankee Gas, NSTAR Gas and Aquarion, respectively, will mature within the next 12 months. Included in the current portion of long-term debt on the Eversource balance sheet is $31.3 million related to fair value adjustments from our various business combinations that will be amortized within the next 12 months and have no cash flow impact. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

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

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $3.06 billion in 2019, $2.86 billion in 2018, and $2.52 billion in 2017.  These amounts included $239.0 million in 2019, $184.6 million in 2018, and $165.9 million in 2017 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures increased by $16.0 million in 2019, as compared to 2018.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
CL&P	$459.5	$465.5	$431.5
NSTAR Electric	379.7	334.3	301.9
PSNH	190.4	194.2	155.6
NPT	9.8	29.4	43.3
Total Electric Transmission Segment	$1,039.4	$1,023.4	$932.3

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 20 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court. The majority of the remaining upgrades are under construction and are expected to be placed in service in 2021.  We estimate our portion of the investment will be approximately $750 million, of which $442.2 million has been spent and capitalized through December 31, 2019.

Hartford-Area Transmission Projects:  These projects consist of 27 projects in the Hartford, Connecticut area with an expected investment of approximately $350 million. As of December 31, 2019, 24 projects have been placed in service, and three projects are in active construction and are expected to be placed in service through mid-2020.  As of December 31, 2019, CL&P had spent and capitalized $275.9 million in costs associated with these projects.

Seacoast Reliability Project:  The Seacoast Reliability Project consists of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. On May 13, 2019, two appeals of the NHSEC's approval orders were filed with the New Hampshire Supreme Court. On December 17, 2019, the Conservation Law Foundation requested the Court to withdraw its appeal, and the Court granted the request on December 20, 2019. The other appeal remains pending. This project is under construction and is scheduled to be completed in the second quarter of 2020. We estimate the investment will be approximately $125 million, of which PSNH had spent and capitalized $89.0 million in costs through December 31, 2019.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water (1)	Total
2019
Basic Business	$228.7	$201.0	$47.3	$477.0	$71.2	$15.0	$563.2
Aging Infrastructure	224.5	255.5	90.8	570.8	315.2	93.9	979.9
Load Growth and Other	59.6	89.4	16.8	165.8	66.8	1.5	234.1
Total Distribution	512.8	545.9	154.9	1,213.6	453.2	110.4	1,777.2
Solar	—	7.5	—	7.5	—	—	7.5
Total	$512.8	$553.4	$154.9	$1,221.1	$453.2	110.4	$1,784.7

2018
Basic Business	$256.3	$217.7	$69.3	$543.3	$72.9	$17.0	$633.2
Aging Infrastructure	151.6	133.3	73.0	357.9	280.2	81.1	719.2
Load Growth and Other	79.7	94.3	15.6	189.6	51.4	3.6	244.6
Total Distribution	487.6	445.3	157.9	1,090.8	404.5	101.7	1,597.0
Solar and Other	—	53.4	0.9	54.3	—	—	54.3
Total	$487.6	$498.7	$158.8	$1,145.1	$404.5	$101.7	$1,651.3

2017
Basic Business	$214.0	$166.1	$67.2	$447.3	$67.7	N/A	$515.0
Aging Infrastructure	180.7	95.4	87.8	363.9	219.9	N/A	583.8
Load Growth and Other	52.3	96.6	13.2	162.1	47.7	N/A	209.8
Total Distribution	447.0	358.1	168.2	973.3	335.3	N/A	1,308.6
Solar and Other	—	100.1	8.5	108.6	—	N/A	108.6
Total	$447.0	$458.2	$176.7	$1,081.9	$335.3	N/A	$1,417.2

(1)	Our water distribution business was acquired on December 4, 2017. Amounts are immaterial for the year ended December 31, 2017.

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

Acquisition of Assets of Columbia Gas of Massachusetts: On February 26, 2020, Eversource and NiSource entered into an asset purchase agreement (the Agreement) pursuant to which Eversource would acquire the assets that comprise NiSource’s local gas distribution business, currently doing business as Columbia Gas of Massachusetts (CMA). The purchase price of $1.1 billion includes a target working capital amount that would be adjusted to reflect actual working capital as of the closing date. Eversource would acquire approximately 330,000 residential, commercial, and industrial natural gas customers, as well as over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts.

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past and future) arising out of or related to the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI), and any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of or related to any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights.

The acquisition and resulting rate plan both require DPU and other approvals. Eversource and NiSource expect to close this transaction later this year.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2020 through 2024, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2020	2021	2022	2023	2024	2020 - 2024 Total
CL&P Transmission	$384	$209	$184	$182	$141	$1,100
NSTAR Electric Transmission	366	478	436	296	284	1,860
PSNH Transmission	160	145	235	233	243	1,016
Total Electric Transmission	$910	$832	$855	$711	$668	$3,976
Electric Distribution	$1,347	$1,208	$1,162	$1,170	$1,234	$6,121
Natural Gas Distribution	470	498	501	507	537	2,513
Total Electric and Natural Gas Distribution	$1,817	$1,706	$1,663	$1,677	$1,771	$8,634
Water Distribution	$124	$127	$134	$147	$153	$685
Information Technology and All Other	$220	$169	$165	$171	$171	$896
Total	$3,071	$2,834	$2,817	$2,706	$2,763	$14,191

The projections do not include investments related to offshore wind projects.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases through BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in opportunities for solicitations for offshore wind energy in the Northeast U.S.

On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast. Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. As of December 31, 2019, Eversource's total equity investment balance in its offshore wind business was $649.3 million.

Currently we are developing our construction and operations plans, concluding on final offshore and onshore project designs and working through our siting and permitting processes, all of which is competitively sensitive. Subject to finalization of these plans, designs and processes, all of which are subject to change and modification as a result of our investment decisions, permit approval timelines and final design decisions, we currently expect to make additional investments in our offshore wind business of approximately $300 million to $400 million over the course of 2020.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Projected In-Service Date	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	End of 2023	Approved
Revolution Wind	Connecticut	304	20	(1)	Fixed price contracts; no price escalation	End of 2023	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	End of 2022	Approved
South Fork Wind	New York (LIPA)	40	20	$86.25	2 percent average price escalation	End of 2022	(3)
Sunrise Wind	New York (NYSERDA)	880	25	$110.37 (2)	Fixed price contract; no price escalation	End of 2024	Approved

(1)	The pricing for the Revolution Wind contracts in Connecticut has not yet been publicly disclosed.

(2)	Index OREC strike price.

(3)
The Long Island Power Authority (LIPA) agreed to expand the original 20-year PPA from 90 MW to 130 MW through an amendment to the original agreement. Negotiations are currently underway, and a final amendment is expected in the first half of 2020.

On October 23, 2019, the New York State Energy Research and Development Authority (NYSERDA) announced the execution of a 25-year agreement with the Sunrise Wind project to purchase Offshore Wind Renewable Energy Certificates (ORECs) from an 880 MW offshore wind facility. The Sunrise Wind project is held by Bay State Wind and will use a combination of lease areas from Bay State Wind and North East Offshore. Sunrise Wind will be developed 35 miles east of Montauk Point, Long Island.

The completion dates for these projects are subject to federal permitting through BOEM, engineering, state siting and permitting in New York and Rhode Island, and finalizing a PPA amendment in New York. Significant delays in the siting and permitting process, including the timing of obtaining BOEM approval, could adversely impact the timing of these projects' in-service dates. Currently, BOEM has indicated it will complete its Cumulative Impact Study as part of the Draft Supplemental Environmental Impact Statement (EIS) for a non-affiliated offshore wind project during the second quarter of 2020. The study is designed to assess the overall environmental impact of all offshore wind projects. Federal siting and permitting have commenced for the South Fork Wind project, as it has filed its Construction Operations Plan (COP) application with BOEM. South Fork Wind is designated as "FAST-41" by the U.S. Federal Permitting Improvement Council’s FAST-41 infrastructure projects, which provides greater federal assistance associated with program timelines. Revolution Wind and Sunrise Wind COP filings are planned in 2020.  South Fork Wind previously filed federal and state applications in 2018. State agencies also will review siting applications for Revolution Wind and Sunrise Wind in New York and Rhode Island, with application filings planned in 2020.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints were filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively, the Complainants). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE for transmission incentive (incentive cap) of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the Court).

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2019.

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

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, for the NETOs, which FERC concludes are of average financial risk, the preliminary just and reasonable base ROE is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent.

If the results of the illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods. These preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order.

On November 21, 2019, FERC issued an order concerning the transmission ROEs for the Midcontinent ISO transmission owners (MISO). In that order, FERC adopted another new methodology for determining base ROEs for MISO, which differed significantly from the methodology and framework set forth in its October 16, 2018 FERC order on the NETOs’ ROE dockets. On December 23, 2019, the NETOs filed a Supplemental Paper Hearing Brief and a Motion to supplement the record in the NETO ROE dockets to respond to the new methodology proposed in the MISO order, as there is uncertainty to whether it may be applied to the NETOs’ cases. On January 21, 2020, the FERC issued an order granting rehearing for further consideration to give the FERC more time to act on the substantive issues of the MISO ROE proceedings. Further changes to the methodology by FERC are possible as a result of the arguments in both the MISO and NETO proceedings. Given the significant uncertainty relating to the October 2018 FERC order, the November 2019 FERC order to MISO, and the FERC's rehearing of the MISO order, the Company is unable to predict the potential effect of the MISO order on the NETO complaints or the outcome of the four complaints and concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. Further, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

FERC Notices of Inquiry: On March 21, 2019, FERC issued two Notices of Inquiry (NOI) that may affect Eversource transmission ROEs and incentives. One NOI (the "FERC ROE NOI") seeks comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. The other NOI (the FERC transmission incentives NOI) seeks comments on FERC's policies for implementing electric transmission incentives. On June 26, 2019, the NETOs jointly filed comments in the FERC ROE NOI, supporting the methodology established in the FERC’s October 16, 2018 order with minor enhancements going forward. Also, on June 26, 2019, Eversource filed comments in the FERC transmission incentives NOI, requesting that FERC retain policies that have been effective in encouraging new transmission investment and remain flexible enough to attract investment in new and emerging transmission technologies. The NETOs jointly filed reply comments in the FERC ROE NOI on July 26, 2019.  Eversource filed reply comments in the FERC transmission incentives NOI on August 26, 2019. At this time, Eversource cannot predict how these NOIs will affect its ROEs or incentives.

FERC Transmission Rate Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement included, among other things, a new formula rate template in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement was contested by a group of municipal entities and the FERC Trial Staff. On May 22, 2019, FERC rejected the Settlement Agreement and remanded the proceeding for hearings. The parties have been engaged in further settlement negotiations and reached an agreement in principle on October 22, 2019.  The FERC Chief Administrative Law Judge has approved two suspensions of the schedule for ninety days each for the NETOs to review the terms with other active parties and finalize the settlement. The procedural schedule has been suspended to April 22, 2020.

U.S. Federal Corporate Income Taxes: Effective January 1, 2018, the local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the Tax Cuts and Jobs Act. On June 28, 2018, FERC granted a one-time waiver of tariff provisions related to the federal corporate income tax rate so that, effective June 1, 2018, the regional transmission service rates also reflect the reduced federal corporate income tax rate of 21 percent. The local and regional transmission service rates do not currently reflect amortization of excess ADIT (EDIT) balances that resulted from the Act. On November 15, 2018, FERC issued a Policy Statement and a separate Notice of Proposed Rulemaking addressing accounting and rate issues related to ADIT changes resulting from the Act. On November 21, 2019, FERC issued its final rule requiring public utilities with transmission formula rates to make adjustments to ADIT and EDIT. Eversource expects to submit a filing demonstrating its compliance with the final rule in the second half of 2020.

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

NSTAR Gas' distribution rates were established in a 2015 DPU-approved rate case. See "Regulatory Developments and Rate Matters - Massachusetts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for NSTAR Gas' November 2019 rate case application with the DPU. Aquarion is not required to initiate a rate review with the DPU. Aquarion rates were established in an October 2018 DPU-approved rate case.

In New Hampshire, PSNH's temporary distribution rates were established in a settlement agreement approved by the NHPUC on June 27, 2019, with temporary rates effective July 1, 2019. On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates, effective July 1, 2020. See "Regulatory Developments and Rate Matters - New Hampshire" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information. Aquarion rates were established in a 2013 NHPUC-approved rate case, further revised in 2016. In a 2019 settlement approved by the NHPUC, Aquarion was ordered to file its next full rate proceeding no later than 2020.

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

The electric and natural gas distribution companies also recover certain other costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, recovery of these costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy efficiency program costs, electric retail transmission charges, electric restructuring and stranded costs (including securitized RRB charges), and additionally for our Massachusetts companies, pension and PBOP benefits and net metering for distributed generation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.  These cost tracking mechanisms also include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules to reduce the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.8 billion and are included in regulatory liabilities as of December 31, 2019. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The refund of EDIT has begun at most of our distribution companies and is reflected in rates. The refund to customers and resulting amortization of the EDIT regulatory liabilities results in lower Revenues on the statements of income and lower current tax expense. This is offset by the reduction to Income Tax Expense due to the amortization of the EDIT. The refund of EDIT results in a lower effective tax rate and no impact on net income.

Eversource established a regulatory liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflected the lower federal tax rate. As of December 31, 2019, this liability, net of amounts refunded to customers, was $14.6 million.

Eversource's regulated companies are in the process of, or will, refund the decrease in the income tax rate based on orders issued by applicable state and federal regulatory commissions. A summary of the timing of refunds related to the change in the tax rate is as follows:

Eversource Utility and Jurisdiction	EDIT Refund Timing	Effective Date of January 1, 2018 Tax Rate Reflected in Rates
Connecticut
CL&P	Reflected in rates effective May 1, 2019	May 1, 2018
Yankee Gas	Reflected in rates effective November 15, 2018	November 15, 2018
Massachusetts
NSTAR Electric	Reflected in rates effective January 1, 2019	February 1, 2018
NSTAR Gas	Reflected in rates effective February 1, 2019	July 1, 2018
New Hampshire
PSNH	Refunds for EDIT are being addressed in permanent distribution rate case filing Refunds for EDIT related to PSNH's divested generation assets reflected in rates effective August 1, 2018	July 1, 2019 for distribution
Transmission
CL&P, NSTAR Electric and PSNH	Refunds for EDIT will be made based on November 2019 final ruling from FERC. Eversource expects to submit a filing demonstrating its compliance with the final rule in the second half of 2020.	January 1, 2018 for local transmission service and June 1, 2018 for regional transmission service
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

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its second annual Performance Based Rate Adjustment filing on September 16, 2019 and the DPU approved a $33.6 million increase to base distribution rates on December 19, 2019 for effect on January 1, 2020.

NSTAR Gas Rate Case: On November 8, 2019, NSTAR Gas filed its application with the DPU, which sought a distribution rate increase of $38.0 million effective October 1, 2020. As part of this filing, NSTAR Gas also proposed to continue its ongoing Gas System Enhancement Program (GSEP), include the GSEP investments since 2015 into base rates, and implement a performance-based ratemaking plan. A final decision from the DPU is expected by September 30, 2020.

Hingham Vote to Acquire Water System: On April 22, 2019, the town of Hingham, Massachusetts voted to acquire the water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset.  The acquisition price is currently estimated to be more than $100 million, subject to adjustment based on actual capital investments as legally required and other future closing adjustments.  Aquarion will continue to operate the water system consistent in all material respects with its obligations under applicable law during the transition period, until the sale closes.  The Company is evaluating the impact of the sale on its financial statements, which will be recorded when the sale transaction closes.  No loss is expected upon the ultimate conclusion of this transaction. The transaction is expected to close in the second half of 2020. As of December 31, 2019, these water distribution assets were included within Property, Plant and Equipment, Net and goodwill on the balance sheet and were also reflected in the Water Distribution segment and reporting unit.

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

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which includes the temporary rate increase request.  The temporary rates are subject to reconciliation based on the outcome of the permanent rate case now before the NHPUC. The NHPUC is permitted up to twelve months to adjudicate the permanent rate application from the date of filing. A decision by the NHPUC is expected in the second quarter of 2020.

2013 through 2016 Storm Costs: On March 26, 2019, the NHPUC approved the recovery of $38.1 million, plus carrying charges, of storm costs incurred from December 2013 through April 2016 and the transfer of funding from PSNH’s major storm reserve to recover those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. As a result of the duration of time between incurring storm costs in December 2013 through April 2016 and final approval from the NHPUC in 2019, PSNH recognized $5.2 million (pre-tax) for the equity return component of the carrying charges within Other Income, Net on the statement of income in 2019, which has been collected from customers. Also included in the March 26, 2019 NHPUC approval is a prospective requirement for PSNH to annually net its storm funding reserve collected from customers against deferred storm costs.

Legislative and Policy Matters

New Hampshire: On July 8, 2019, the New Hampshire Superior Court approved a settlement between PSNH and the Town of Bow, New Hampshire, where the town had over-assessed the value of the property owned by PSNH for the 2014 through 2018 property tax years. The result of this settlement was $10.0 million in over-paid property taxes, of which PSNH has received $4.25 million in cash through December 31, 2019. PSNH will receive the balance thereafter to be credited against future property taxes payable, annually through 2023.

In addition, PSNH reached a collective resolution with an additional 61 municipalities for an aggregate total of approximately $7 million, where the towns had over-assessed the value of the property owned by PSNH for the 2015 through 2017 property tax years.

Federal: On December 20, 2019, the "Further Consolidated Appropriations Act, 2020," became law, which provided a one-year extension of the production tax credit or the investment tax credit for renewable wind projects under Section 45 of the Internal Revenue Code of 1986 on which construction begins before January 1, 2021. If construction begins on a qualifying wind project in 2020, the project will qualify for a production tax credit of $15 per MWh or an 18 percent investment tax credit.

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

Regulatory Accounting:  Our regulated companies are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses.  The regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of our regulated companies are designed to collect each company's costs to provide service, plus a return on investment.

The application of accounting guidance for rate-regulated enterprises results in recording regulatory assets and liabilities.  Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates.  Regulatory assets are amortized as the incurred costs are recovered through customer rates.  In some cases, we record regulatory assets before approval for recovery has been received from the applicable regulatory commission.  We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  We base our conclusion on certain factors, including, but not limited to, regulatory precedent.  Regulatory liabilities represent either revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers.

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

Expected Long-Term Rate of Return on Plan Assets:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations when appropriate.  For the year ended December 31, 2019, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans.  For the forecasted 2020 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2019, the discount rates used to determine the funded status were within a range of 3.04 percent to 3.35 percent for the Pension and SERP Plans, and within a range of 3.26 percent to 3.28 percent for the PBOP Plans.  As of December 31, 2018, the discount rates used were within a range of 4.22 percent to 4.45 percent for the Pension and SERP Plans, and within a range of 4.38 percent to 4.41 percent for the PBOP Plans.  The decrease in the discount rates used to calculate the funded status resulted in an increase to the Pension and PBOP Plans' liability of $813.1 million and $88.6 million, respectively, as of December 31, 2019.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2019 expense were within a range of 2.63 percent to 3.55 percent for the Pension and SERP Plans, and within a range of 3.85 percent to 4.65 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2019, a revised scale for the mortality table was released, and we utilized it in our measurements.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants receive in the future.  As of December 31, 2019 and 2018, the compensation/progression rate used to determine the funded status was 3.50 percent for the Eversource Service plans and 4 percent for the Aquarion plans.

Health Care Cost: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2019, for the Aquarion PBOP Plan, the health care cost trend rate is a range of 3.5 percent to 6.5 percent, with an ultimate rate of 3.5 percent to 5 percent in 2019 and 2023, for post-65 and pre-65 retirees, respectively.

Actuarial Determination of Expense:  Pension, SERP and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent the amortization of differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension and SERP Plans was $63.7 million, $39.6 million and $64.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  For the PBOP Plans, there was net periodic PBOP income of $41.5 million, $45.0 million and $39.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unamortized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that expense in 2020 for the Pension and SERP Plans will be approximately $53 million and income in 2020 for the PBOP Plans will be approximately $52 million. Pension, SERP and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.
Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $112.5 million to the Pension Plans in 2019.  We currently estimate contributing $105.0 million to the Pension Plans in 2020.

It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts.  We contributed $9.3 million to the PBOP Plans in 2019.  We currently estimate contributing $2.9 million to the PBOP Plans in 2020.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plans' (excluding the SERP Plans) reported annual cost and a decrease to the PBOP Plans' reported annual income as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Decrease in PBOP Plan Income
Assumption Change	As of December 31,		As of December 31,
Eversource	2019	2018	2019	2018
Lower expected long-term rate of return	$22.9	$23.7	$4.1	$4.5
Lower discount rate	21.7	25.5	1.7	2.9
Higher compensation rate	8.7	6.8	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions, which totaled $4.4 billion as of December 31, 2019. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas and Yankee Gas. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2019, goodwill was allocated to the reporting units as follows:  $2.5 billion to Electric Distribution, $0.6 billion to Electric Transmission, $0.4 billion to Natural Gas Distribution and $0.9 billion to Water Distribution.

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

We performed an impairment test of goodwill as of October 1, 2019 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2019 goodwill impairment test resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment. The fair value of the reporting units was substantially in excess of carrying value.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and other assets, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. Impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The review of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows.

Impairment of Northern Pass Transmission:  Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. Eversource terminated the project and permanently abandoned any further development.  As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired.

Based on the conclusion that the construction of Northern Pass was no longer probable, Eversource recorded an impairment charge in 2019 for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the year ended December 31, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. As a result of the decision to terminate the NPT project and permanently abandon any further development, Eversource does not expect any future cash expenditures associated with this project.

Equity Method Investments: Investments in affiliates where we have the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences, and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. For our offshore wind equity method investment, basis differences are related to intangible assets for PPAs that will be amortized over the term of the PPAs, and equity method goodwill that are not amortized. Capitalized interest associated with our offshore wind equity method investment is included in the investment balance.

Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist and developing an estimate of undiscounted future cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations.  In particular, the act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.8 billion and are included in regulatory liabilities as of December 31, 2019. Eversource's regulated companies are in the process of, or will be, refunding the EDIT liabilities to customers based on orders issued by applicable state regulatory commissions. The refund of these regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated. Increases to estimates of environmental liabilities could have an adverse impact on earnings. We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  Estimates are based on the expected remediation plan. Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates due to certain economic factors.

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal), to marketable securities held in trusts, and to our investments in our Pension and PBOP Plans. Fair value measurements are also incorporated into the accounting for goodwill, long-lived assets and AROs. We also applied this guidance in the valuation of our basis differences in our equity method offshore wind investments. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2019, is summarized annually through 2024 and thereafter as follows:

Eversource
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt maturities (a)	$296.1	$1,033.6	$1,188.9	$1,665.2	$1,049.8	$8,447.8	$13,681.4
Rate reduction bond maturities	43.2	43.2	43.2	43.2	43.2	367.3	583.3
Estimated interest payments on existing debt (b)	511.5	493.4	458.4	425.5	384.1	4,020.3	6,293.2
Operating leases (c)	10.2	9.0	7.4	4.9	2.8	28.9	63.2
Finance leases(c)	3.4	2.9	1.5	0.8	0.8	13.1	22.5
Funding of pension obligations (d) (e)	105.0	—	—	—	—	—	105.0
Funding of PBOP obligations (d) (e)	2.9	—	—	—	—	—	2.9
Estimated future annual long-term contractual costs (f)	998.8	941.6	946.5	897.5	881.9	4,785.2	9,451.5
Total (g)	$1,971.1	$2,523.7	$2,645.9	$3,037.1	$2,362.6	$17,662.6	$30,203.0

CL&P
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt maturities (a)	$—	$—	$—	$400.0	$139.8	$2,975.5	$3,515.3
Estimated interest payments on existing debt (b)	153.2	153.2	153.2	148.2	143.2	2,016.2	2,767.2
Operating leases (c)	0.5	0.2	—	—	—	0.1	0.8
Finance leases (c)	2.0	1.5	—	—	—	—	3.5
Funding of pension obligations (d) (e)	23.2	—	—	—	—	—	23.2
Estimated future annual long-term contractual costs (f)	558.2	547.9	602.7	614.3	605.8	2,875.9	5,804.8
Total (g)	$737.1	$702.8	$755.9	$1,162.5	$888.8	$7,867.7	$12,114.8

(a)	Long-term debt maturities exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments.

(b)	Estimated interest payments on fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement.

(c)	The operating and finance lease obligations include interest.

(d)	Amounts are not included on our balance sheets.

(e)
These amounts represent expected pension and PBOP contributions for 2020.  Future contributions will vary depending on many factors, including the performance of existing plan assets, valuation of the plans' liabilities and long-term discount rates.

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

For further information regarding our contractual obligations and commercial commitments, see Note 7, "Asset Retirement Obligations," Note 8, "Short-Term Debt," Note 9, "Long-Term Debt," Note 10, "Rate Reduction Bonds and Variable Interest Entities," Note 11A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," Note 13, "Commitments and Contingencies," and Note 15, "Leases," to the financial statements.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2019 and 2018 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Increase/(Decrease)
Operating Revenues	$8,526.5	$8,448.2	$78.3
Operating Expenses:
Purchased Power, Fuel and Transmission	3,040.2	3,139.0	(98.8)
Operations and Maintenance	1,363.1	1,335.2	27.9
Depreciation	885.3	819.9	65.4
Amortization	195.4	252.0	(56.6)
Energy Efficiency Programs	501.4	472.4	29.0
Taxes Other Than Income Taxes	711.0	729.8	(18.8)
Impairment of Northern Pass Transmission	239.6	—	239.6
Total Operating Expenses	6,936.0	6,748.3	187.7
Operating Income	1,590.5	1,699.9	(109.4)
Interest Expense	533.2	498.8	34.4
Other Income, Net	132.8	128.4	4.4
Income Before Income Tax Expense	1,190.1	1,329.5	(139.4)
Income Tax Expense	273.5	289.0	(15.5)
Net Income	916.6	1,040.5	(123.9)
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$909.1	$1,033.0	$(123.9)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Decrease
	2019	2018 (1)		2019	2018 (2)		2019	2018
Traditional	7,685	7,915	(2.9)%	—	—	—%	2,161	2,252	(4.0)%
Decoupled and Special Contracts (3)	43,934	45,466	(3.4)%	107,806	105,957	1.7%	21,370	21,479	(0.5)%
Total Sales Volumes	51,619	53,381	(3.3)%	107,806	105,957	1.7%	23,531	23,731	(0.8)%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) in 2019, as compared to 2018, as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$19.3
Natural Gas Distribution	40.0
Electric Transmission	102.7
Water Distribution	2.6
Other	92.2
Eliminations	(178.5)
Total Operating Revenues	$78.3

Electric and Natural Gas Distribution Revenues:

Base Distribution Revenues:

•
Base electric distribution revenues increased $107.7 million in 2019, as compared to 2018, due primarily to the impact of CL&P's base distribution rate increases effective May 1, 2019 and May 1, 2018, which include recovery of storm costs and certain other items that do not impact earnings, an NSTAR Electric base distribution rate increase effective January 1, 2019, and a PSNH temporary base distribution rate increase effective July 1, 2019.

•	Base natural gas distribution revenues increased $7.6 million in 2019, as compared to 2018, due primarily to the impact of the Yankee Gas base distribution rate increase effective November 15, 2018.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, and electric retail transmission charges, which decreased significantly due primarily to the lower federal corporate income tax rate that was reflected effective January 1, 2019. In addition, cost tracking mechanisms include energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings.

Tracked distribution revenues increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues
Energy supply procurement	$—	$24.2
Retail transmission (1)	(123.3)	N/A
Other distribution tracking mechanisms	18.7	13.8
Wholesale Market Sales Revenue	36.2	(2.1)

(1) The decrease reflects a decrease in the retail transmission rate billed to customers that was adjusted on January 1, 2019 to reflect the lower federal corporate income tax rate.

Electric Transmission Revenues:  Electric transmission revenues increased $102.7 million in 2019, as compared to 2018, due primarily to continued investment in our transmission infrastructure and a higher recovery of tracked costs.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$88.1
Natural Gas Distribution	21.8
Transmission	(124.4)
Eliminations	(84.3)
Total Purchased Power, Fuel and Transmission	$(98.8)

The increase in purchased power expense at the electric distribution business in 2019 as compared to 2018, was driven primarily by a new zero-carbon power purchase agreement entered into in 2019, as required by regulation in Connecticut, from which the energy purchased from Millstone Nuclear Power Station is sold into the market. Additionally, as a result of the sale of PSNH's thermal generation assets on January 10, 2018, and the sale of PSNH's hydroelectric assets on August 26, 2018, PSNH purchased power in place of its self-generation output. The increase in natural gas supply costs at our natural gas distribution business was due primarily to higher average sales volumes.

The decrease in transmission costs in 2019, as compared to 2018, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. The retail transmission rate was adjusted on January 1, 2019 to reflect the lower federal corporate income tax rate, resulting in a decrease in the cost of retail transmission service. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(27.6)
Storm restoration costs	8.8
Shared corporate costs (including computer software depreciation at Eversource Service)	22.3
Operations-related expenses, including vegetation management, vehicles, and outside services	14.6
Other non-tracked operations and maintenance	(2.9)
Total Base Electric Distribution (Non-Tracked Costs)	15.2
Base Natural Gas Distribution (Non-Tracked Costs) - Increase due primarily to higher shared corporate costs of $10.8 million	16.6
Water Distribution	0.1
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Increase due to higher transmission and vegetation management expenses, partially offset by the absence in 2019 of PSNH generation operations expenses due to the sale of its generation assets in 2018, and a decrease in employee-related benefit costs	29.2
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	59.8
Eliminations	(93.0)
Total Operations and Maintenance	$27.9

Depreciation expense increased in 2019, as compared to 2018, due primarily to higher utility plant in service balances and new depreciation rates effective with the CL&P distribution rate case settlement agreement.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings.  Amortization decreased in 2019, as compared to 2018, due primarily to the deferral of energy supply and energy-related costs at CL&P and PSNH, partially offset by an increase in storm cost recovery at CL&P, NSTAR Electric and PSNH, and by increased amortization of PSNH's securitized regulatory asset related to the May 2018 RRB issuance of $15.7 million.

Energy Efficiency Programs expense increased in 2019, as compared to 2018, due primarily to an increase in spending for CL&P's and PSNH's energy efficiency programs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings. CL&P, NSTAR Electric and PSNH energy efficiency programs will include additional authorized spending totaling approximately $60 million in 2020, as compared to 2019.

Taxes Other Than Income Taxes expense decreased in 2019, as compared to 2018, due primarily to a decrease of $25.4 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from CL&P's customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease is also due to amounts received by PSNH in the third quarter of 2019 relating to a refund of property taxes as a result of a settlement with the town of Bow, New Hampshire ($8.3 million).

Impairment of Northern Pass Transmission reflects an impairment charge of $239.6 million that was recorded in the second quarter of 2019 as a result of the July 19, 2019 New Hampshire Supreme Court decision. The after-tax impact of this impairment charge was $204.4 million.

Interest Expense increased in 2019, as compared to 2018, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($38.9 million), an increase in interest due to the May 2018 PSNH RRB issuance ($6.7 million) and an increase in interest on notes payable ($4.1 million). Partially offsetting these increases were an increase in AFUDC related to debt funds ($5.9 million) and higher other capitalized interest ($17.0 million).

Other Income, Net increased in 2019, as compared to 2018, due primarily to an increase in equity in earnings of unconsolidated affiliates related to Eversource's equity method investments, net of impairment ($38.4 million) and investment income in 2019 compared to investment losses in 2018 ($4.8 million). In 2018, Eversource recognized a $32.9 million other-than-temporary impairment charge to our equity method investment in the Access Northeast project, which was reflected as a loss within equity in earnings. Partially offsetting these increases were a decrease related to pension, SERP and PBOP non-service income components ($29.5 million), lower gains on sales of property ($4.8 million), and a decrease in the recognition of the equity component of the carrying charges related to storm costs recorded in interest income at PSNH ($2.4 million).

Income Tax Expense decreased in 2019, as compared to 2018, due primarily to amortization of EDIT ($32.4 million), by the impairment of NPT in 2019, compared to the write-off of Access Northeast in 2018 ($37.8 million), partially offset by higher pre-tax earnings ($15.0 million), by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($8.4 million), an increase in valuation allowance against state tax credits ($13.3 million), and due to the offset of one-time items relating to federal tax reform and release of tax reserve in 2018 ($18.0 million) that did not occur in 2019. The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue was $51.5 million, offset by current tax benefits of $14.1 million and amortization of EDIT of $37.4 million, for the year ended December 31, 2019, which results in no impact on earnings.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2019 and 2018 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Operating Revenues	$3,232.6	$3,096.2	$136.4	$3,044.6	$3,112.9	$(68.3)	$1,065.9	$1,047.6	$18.3
Operating Expenses:
Purchased Power, Fuel and Transmission	1,188.2	1,095.2	93.0	1,064.3	1,257.1	(192.8)	398.4	370.2	28.2
Operations and Maintenance	549.2	506.4	42.8	468.4	462.1	6.3	211.0	210.5	0.5
Depreciation	301.2	278.6	22.6	296.5	276.4	20.1	93.7	92.1	1.6
Amortization of Regulatory Assets, Net	51.6	129.0	(77.4)	103.7	46.7	57.0	57.7	81.0	(23.3)
Energy Efficiency Programs	118.2	94.0	24.2	289.2	292.3	(3.1)	26.0	20.1	5.9
Taxes Other Than Income Taxes	342.5	357.2	(14.7)	195.6	194.2	1.4	62.6	77.3	(14.7)
Total Operating Expenses	2,550.9	2,460.4	90.5	2,417.7	2,528.8	(111.1)	849.4	851.2	(1.8)
Operating Income	681.7	635.8	45.9	626.9	584.1	42.8	216.5	196.4	20.1
Interest Expense	151.4	151.7	(0.3)	114.2	105.2	9.0	60.7	60.6	0.1
Other Income, Net	17.6	22.7	(5.1)	44.6	53.1	(8.5)	19.2	27.7	(8.5)
Income Before Income Tax Expense	547.9	506.8	41.1	557.3	532.0	25.3	175.0	163.5	11.5
Income Tax Expense	137.0	129.1	7.9	125.3	148.9	(23.6)	41.0	47.6	(6.6)
Net Income	$410.9	$377.7	$33.2	$432.0	$383.1	$48.9	$134.0	$115.9	$18.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

	For the Years Ended December 31,
	2019	2018	Decrease	Percent
CL&P	20,719	21,467	(748)	(3.5)%
NSTAR Electric	23,215	23,999	(784)	(3.3)%
PSNH	7,685	7,915	(230)	(2.9)%
Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $136.4 million at CL&P and $18.3 million at PSNH, and decreased $68.3 million at NSTAR Electric in 2019, as compared to 2018.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $60.8 million due primarily to the impact of its base distribution rate increases effective May 1, 2019 and May 1, 2018, which include recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $27.3 million due primarily to the impact of its base distribution rate increase effective January 1, 2019.

•	PSNH's distribution revenues increased $19.6 million due primarily to the impact of its temporary base distribution rate increase effective July 1, 2019.

Tracked Revenues: Tracked revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, and retail transmission charges, which decreased significantly due primarily to the lower federal corporate income tax rate that was reflected effective January 1, 2019. In addition, cost tracking mechanisms include energy efficiency program costs, restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation.  Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties. However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings.

Tracked revenues increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$26.0	$(29.9)	$3.9
Retail transmission	(10.7)	(94.0)	(18.6)
Other distribution tracking mechanisms	(13.7)	20.7	11.7
Wholesale Market Sales Revenue	56.8	(3.0)	(19.1)

PSNH's energy supply procurement revenues include the absence in 2019 of the recovery of generation rate base return due to the sale of its thermal and hydroelectric generation assets in 2018. Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism effective July 1, 2018 due to increased electric system improvements.

CL&P's wholesale market sales revenue increase was due primarily to a new zero-carbon power purchase agreement entered into in 2019, as required by regulation, from which the energy purchased from Millstone Nuclear Power Station is sold into the market. The decrease in retail transmission at CL&P, NSTAR Electric and PSNH reflects a decrease in the retail transmission rate billed to customers that was adjusted on January 1, 2019 to reflect the lower federal corporate income tax rate.

Transmission Revenues: Transmission revenues increased $59.9 million at CL&P, $27.5 million at NSTAR Electric and $15.3 million at PSNH in 2019, as compared to 2018, due primarily to continued investment in our transmission infrastructure and a higher recovery of tracked costs.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $27.8 million at CL&P and $13.0 million at NSTAR Electric and increased revenues by $4.5 million at PSNH in 2019, as compared to 2018.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$132.7	$(86.3)	$41.7
Transmission Costs	(12.5)	(93.9)	(18.0)
Eliminations	(27.2)	(12.6)	4.5
Total Purchased Power, Fuel and Transmission	$93.0	$(192.8)	$28.2

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•
The increase at CL&P was due primarily to a new zero-carbon power purchase agreement entered into in 2019, as required by regulation, from which the energy purchased from Millstone Nuclear Power Station is sold into the market.

•	The decrease at NSTAR Electric was due primarily to a decrease in the volume of power procured on behalf of our customers.

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service and Stranded Cost Recovery Charge tracking mechanisms. As a result of the sale of its thermal generation assets on January 10, 2018 and its hydroelectric generation assets on August 26, 2018, PSNH has purchased power in place of its self-generation output.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
The decrease in transmission costs at CL&P was primarily the result of a decrease in costs billed by ISO-NE that support regional grid investment. This was partially offset by an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

•
The decrease in transmission costs at NSTAR Electric and PSNH was primarily the result of a decrease in costs billed by ISO-NE that support regional grid investment and a decrease in the retail transmission cost deferral. This was partially offset by an increase in Local Network Service charges.

•
The decrease in transmission costs at CL&P, NSTAR Electric and PSNH also pertains to a reduction to the retail transmission rate that was adjusted on January 1, 2019 to reflect the lower federal corporate income tax rate, resulting in a decrease in the cost of retail transmission service.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(9.1)	$(16.1)	$(2.4)
HEEC Boston Harbor distribution cable costs	—	(6.5)	—
Storm restoration costs	(1.9)	10.7	—
Shared corporate costs (including computer software depreciation at Eversource Service)	9.2	10.7	2.4
Operations-related expenses, including vegetation management, vehicles, and outside services	3.6	2.8	8.2
Other non-tracked operations and maintenance	7.3	(4.2)	0.5
Total Base Electric Distribution (Non-Tracked Costs)	9.1	(2.6)	8.7
Tracked Costs:
Absence in 2019 of PSNH generation operations expenses due to the 2018 sales of thermal and hydroelectric generation assets	—	—	(10.9)
Transmission expenses	23.5	2.5	(1.8)
Other tracked operations and maintenance	10.2	6.4	4.5
Total Tracked Costs	33.7	8.9	(8.2)
Total Operations and Maintenance	$42.8	$6.3	$0.5

Depreciation increased in 2019, as compared to 2018, due primarily to the following:

•	The increase at CL&P was due to higher net plant in service balances and the implementation of new depreciation rates effective with the 2018 CL&P distribution rate case settlement agreement.

•	The increase at NSTAR Electric was due to higher net plant in service balances.

•	The increase at PSNH was due to higher distribution depreciation expense, partially offset by the sale of the thermal and hydroelectric generation assets in 2018.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings.

•
The increase at NSTAR Electric in 2019, as compared to 2018, was due primarily to an increase in both storm cost recovery and costs associated with low income customers. The remaining increase in amortization was driven by the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

•
The decrease at CL&P and PSNH was due primarily to the deferral of energy supply and energy-related costs, partially offset by an increase in storm cost recovery. The decrease at PSNH is also partially offset by $15.7 million of higher amortization of PSNH's securitized regulatory asset related to the May 2018 RRB issuance.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

•	The increase at CL&P and PSNH was due to higher spending for energy efficiency programs.

•	The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2019.

CL&P, NSTAR Electric and PSNH energy efficiency programs will include additional authorized spending of approximately $5 million, $40 million, and $15 million, respectively, in 2020 as compared to 2019.

Taxes Other Than Income Taxes decreased in 2019, as compared to 2018, due primarily to the following:

•
The decrease at CL&P was due to a decrease of $25.4 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of higher utility plant balances and higher gross earnings taxes (the costs of which are tracked).

•	The decrease at PSNH was due to lower property taxes and a refund of property taxes as a result of a settlement with the town of Bow, New Hampshire ($8.3 million).

Interest Expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

•
The decrease at CL&P was due to lower interest on long-term debt ($2.6 million), an increase in AFUDC related to debt funds ($0.8 million), and lower amortization of debt discounts and premiums, net ($0.8 million), partially offset by an increase in interest expense on regulatory deferrals ($2.2 million) and an increase in interest on notes payable ($1.4 million).

•	The increase at NSTAR Electric was due to higher interest on long-term debt ($8.1 million).

•
Interest expense at PSNH did not significantly change as the increase in interest due to the May 2018 RRB issuance ($6.7 million) was offset by a decrease in interest expense on regulatory deferrals ($3.1 million), a decrease in interest on notes payable ($2.0 million) and an increase in AFUDC related to debt funds ($1.5 million).

Other Income, Net decreased in 2019, as compared to 2018, due primarily to the following:

•
The decrease at CL&P was due to a decrease related to pension, SERP and PBOP non-service income components ($9.0 million), partially offset by investment income in 2019 compared to investment losses in 2018 ($5.3 million).

•
The decrease at NSTAR Electric was due to a decrease related to pension, SERP and PBOP non-service income components ($12.5 million) and an increase in investment losses in 2019 compared to 2018 ($2.7 million), partially offset by an increase in AFUDC related to equity funds ($4.2 million) and an increase in amounts related to officers' life insurance policies ($2.8 million).

•
The decrease at PSNH was due to a decrease related to pension, SERP and PBOP non-service income components ($5.0 million), the absence in 2019 of a gain on the sale of property ($4.4 million) and a decrease in the recognition of the equity component of the carrying charges related to storm costs recorded in interest income ($2.4 million). Partially offsetting these decreases was an increase in AFUDC related to equity funds ($3.4 million).

Income Tax Expense increased/(decreased) in 2019, as compared to 2018, due primarily to the following:

•
The increase at CL&P was due to higher pre-tax earnings ($8.6 million) and an increase in a valuation allowance against state tax credits ($9.8 million). These increases were partially offset by amortization of EDIT ($5.8 million), return to provision ($3.0 million), lower state taxes ($1.3 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue was $7.9 million, offset by a current tax benefit of $2.1 million and amortization of EDIT of $5.8 million for the year ended December 31, 2019, which results in no impact on earnings.

•
The decrease at NSTAR Electric was due to amortization of EDIT ($22.9 million), return to provision ($1.3 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($6.3 million) and partially offset by higher pre-tax earnings ($5.4 million) and higher state taxes ($1.5 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue was $31.5 million, offset by a current tax benefit of $8.6 million and amortization of EDIT of $22.9 million for the year ended December 31, 2019, which results in no impact on earnings.

•
The decrease at PSNH was due to lower state taxes ($4.4 million), return to provision ($1.1 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.8 million). These decreases were partially offset by higher pre-tax earnings ($2.7 million). The impact of the amortization of the EDIT regulatory liability, including the tax gross up portion, that reduced revenue was $5.6 million, offset by a current tax benefit of $1.6 million and amortization of EDIT of $4.0 million for the year ended December 31, 2019, which results in no impact on earnings.

EARNINGS SUMMARY

CL&P's earnings increased $33.2 million in 2019, as compared to 2018, due primarily to base distribution rate increases effective May 1, 2019 and May 1, 2018, an increase in transmission earnings driven by a higher transmission rate base, and, effective July 1, 2018, higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, lower non-service income from our benefit plans, and higher property tax expense.

NSTAR Electric's earnings increased $48.9 million in 2019, as compared to 2018, due primarily to the base distribution rate increase effective January 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, and higher earnings from its solar generation capital tracker mechanism. The earnings increase was partially offset by higher depreciation expense and higher interest expense.

PSNH's earnings increased $18.1 million in 2019, as compared to 2018, due primarily to the temporary base distribution rate increase effective July 1, 2019 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by the absence in 2019 of generation earnings as a result of the sale of its generation assets in 2018, higher operations and maintenance expense, the absence in 2019 of a gain on the sale of property in 2018, and lower non-service income from our benefit plans.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $726.4 million in 2019, as compared to $588.1 million in 2018.  The increase in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and collections on our accounts receivable, a decrease in 2019 of approximately $98 million of storm restoration cost payments, an increase related to the timing of cash collected for regulatory tracking mechanisms, and a decrease in 2019 of $17.2 million of pension contributions. Partially offsetting these favorable impacts were higher income tax payments made in 2019 of $14.5 million, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $698.3 million in 2019, as compared to $780.5 million in 2018.  The decrease in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, which were significantly impacted by the timing of collections of purchased power and transmission costs, and the timing of cash payments made on our accounts payable and other working capital items. Partially offsetting these unfavorable impacts were a decrease in 2019 of approximately $45 million of storm restoration cost payments, the timing of cash collections on our accounts receivable, a decrease in 2019 of $55.4 million of pension and PBOP cash contributions, and lower income tax payments made in 2019 of $42.1 million.

PSNH had cash flows provided by operating activities of $274.4 million in 2019, as compared to $259.9 million in 2018.  The increase in operating cash flows was due primarily to the timing of collections on our accounts receivable and cash payments made on our accounts payable, and lower income tax payments made in 2019 of $23.9 million. Partially offsetting these favorable impacts were $15.4 million of pension contributions made in 2019 and the timing of other working capital items.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

Commodity Price Risk Management:  Our regulated companies enter into energy contracts to serve our customers, and the economic impacts of those contracts are passed on to our customers.  Accordingly, the regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large-scale energy related transactions entered into by its regulated companies.

Other Risk Management Activities

We have an Enterprise Risk Management (ERM) program for identifying the principal risks of the Company.  Our ERM program involves the application of a well-defined, enterprise-wide methodology designed to allow our Risk Committee, comprised of our senior officers of the Company, to identify, categorize, prioritize, and mitigate the principal risks to the Company.  The ERM program is integrated with other assurance functions throughout the Company including Compliance, Auditing, and Insurance to ensure appropriate coverage of risks that could impact the Company.  In addition to known risks, ERM identifies emerging risks to the Company, through participation in industry groups, discussions with management and in consultation with outside advisers.  Our management then analyzes risks to determine materiality, likelihood and impact, and develops mitigation strategies.  Management broadly considers our business model, the utility industry, the global economy, climate change, sustainability and the current environment to identify risks.  The Finance Committee of the Board of Trustees is responsible for oversight of the Company's ERM program and enterprise-wide risks as well as specific risks associated with insurance, credit, financing, investments, pensions and overall system security including cyber security.  The findings of the ERM process are periodically discussed with the Finance Committee of our Board of Trustees, as well as with other Board Committees or the full Board of Trustees, as appropriate, including reporting on how these issues are being measured and managed.  However, there can be no assurances that the ERM process will identify or manage every risk or event that could impact our financial position, results of operations or cash flows.

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2019, all of our long-term debt except for $11.6 million of fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.

Credit Risk Management:  Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of our contractual obligations.  We serve a wide variety of customers and transact with suppliers that include IPPs, industrial companies, natural gas and electric utilities, oil and natural gas producers, financial institutions, and other energy marketers.  Margin accounts exist within this diverse group, and we realize interest receipts and payments related to balances outstanding in these margin accounts.  This wide customer and supplier mix generates a need for a variety of contractual structures, products and terms that, in turn, require us to manage the portfolio of market risk inherent in those transactions in a manner consistent with the parameters established by our risk management process.

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2019, our regulated companies held collateral (letters of credit or cash) of $20.0 million from counterparties related to our standard service contracts. As of December 31, 2019, Eversource had $19.3 million of cash posted with ISO-NE related to energy transactions.

For further information on cash collateral deposited and posted with counterparties, see Note 1O, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements.

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
Reports of Independent Registered Public Accounting Firm
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2019.

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of Eversource Energy
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Company Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company’s utility companies are subject to rate regulation by one or more of the Federal Energy Regulatory Commission and the Connecticut, Massachusetts, and New Hampshire state public utility authorities (the “Commissions”) that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The regulated companies’ financial statements reflect the effects of the rate-making process. The rates charged to the customers of the Company’s regulated companies are designed to collect each company’s cost to provide service, plus a return on investment.
The application of accounting guidance for rate-regulated enterprises results in recording regulatory assets and liabilities.  Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates.  Regulatory assets are amortized as the incurred costs are recovered through customer rates.  In some cases, the Company records regulatory assets before approval for recovery has been received from the applicable regulatory commission.  The Company must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  The Company bases its conclusion on certain factors, including, but not limited to, regulatory precedent.  Regulatory liabilities represent either revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers.
The Company uses judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on the financial statements.  Management believes it is probable that each of the regulated companies will recover its respective investment in long-lived assets, including regulatory assets. If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the regulated companies' operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates, a refund, or a future reduction in rates.
We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.
We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in Connecticut, Massachusetts, and New Hampshire, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedence of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
We obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.
/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 26, 2020

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2019	2018

ASSETS
Current Assets:
Cash	$15,432	$108,068
Receivables, Net	989,383	994,055
Unbilled Revenues	181,006	176,285
Fuel, Materials, Supplies and REC Inventory	235,471	238,042
Regulatory Assets	651,112	514,779
Prepayments and Other Current Assets	342,135	260,995
Total Current Assets	2,414,539	2,292,224

Property, Plant and Equipment, Net	27,585,470	25,610,428

Deferred Debits and Other Assets:
Regulatory Assets	4,863,639	4,631,137
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	871,633	464,286
Marketable Securities	449,130	417,508
Other Long-Term Assets	512,238	398,407
Total Deferred Debits and Other Assets	11,123,906	10,338,604

Total Assets	$41,123,915	$38,241,256

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$889,084	$910,000
Long-Term Debt – Current Portion	327,411	837,319
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	1,147,872	1,119,995
Regulatory Liabilities	361,152	370,230
Other Current Liabilities	836,834	823,006
Total Current Liabilities	3,605,563	4,112,882

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,755,777	3,506,030
Regulatory Liabilities	3,658,042	3,609,475
Derivative Liabilities	338,710	379,562
Asset Retirement Obligations	488,511	466,236
Accrued Pension, SERP and PBOP	1,370,245	962,510
Other Long-Term Liabilities	810,553	730,100
Total Deferred Credits and Other Liabilities	10,421,838	9,653,913

Long-Term Debt	13,770,828	12,248,743

Rate Reduction Bonds	540,122	583,331

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570

Common Shareholders' Equity:
Common Shares	1,729,292	1,669,392
Capital Surplus, Paid In	7,087,768	6,241,222
Retained Earnings	4,177,048	3,953,974
Accumulated Other Comprehensive Loss	(65,059)	(60,000)
Treasury Stock	(299,055)	(317,771)
Common Shareholders' Equity	12,629,994	11,486,817

Commitments and Contingencies (Note 13)

Total Liabilities and Capitalization	$41,123,915	$38,241,256

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2019	2018	2017

Operating Revenues	$8,526,470	$8,448,201	$7,751,952

Operating Expenses:
Purchased Power, Fuel and Transmission	3,040,160	3,138,969	2,535,271
Operations and Maintenance	1,363,113	1,335,213	1,307,052
Depreciation	885,278	819,930	773,802
Amortization	195,380	252,026	89,986
Energy Efficiency Programs	501,369	472,380	480,835
Taxes Other Than Income Taxes	711,035	729,753	676,757
Impairment of Northern Pass Transmission	239,644	—	—
Total Operating Expenses	6,935,979	6,748,271	5,863,703
Operating Income	1,590,491	1,699,930	1,888,249
Interest Expense	533,197	498,805	421,755
Other Income, Net	132,777	128,366	107,913
Income Before Income Tax Expense	1,190,071	1,329,491	1,574,407
Income Tax Expense	273,499	288,972	578,892
Net Income	916,572	1,040,519	995,515
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$909,053	$1,033,000	$987,996

Basic Earnings Per Common Share	$2.83	$3.25	$3.11

Diluted Earnings Per Common Share	$2.81	$3.25	$3.11

Weighted Average Common Shares Outstanding:
Basic	321,416,086	317,370,369	317,411,097
Diluted	322,941,636	317,993,934	318,031,580

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Net Income	$916,572	$1,040,519	$995,515
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,393	1,756	1,974
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,166	(547)	(350)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(7,618)	5,194	(2,745)
Other Comprehensive (Loss)/Income, Net of Tax	(5,059)	6,403	(1,121)
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$903,994	$1,039,403	$986,875

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2017	316,885,808	$1,669,392	$6,250,224	$3,175,171	$(65,282)	$(317,771)	$10,711,734
Net Income				995,515			995,515
Dividends on Common Shares - $1.90 Per Share				(602,083)			(602,083)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(10,834)				(10,834)
Other Changes in Shareholders' Equity			550				550
Other Comprehensive Loss					(1,121)		(1,121)
Balance as of December 31, 2017	316,885,808	1,669,392	6,239,940	3,561,084	(66,403)	(317,771)	11,086,242
Net Income				1,040,519			1,040,519
Dividends on Common Shares - $2.02 Per Share				(640,110)			(640,110)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(543)				(543)
Other Changes in Shareholders' Equity			1,825				1,825
Other Comprehensive Income					6,403		6,403
Balance as of December 31, 2018	316,885,808	1,669,392	6,241,222	3,953,974	(60,000)	(317,771)	11,486,817
Net Income				916,572			916,572
Dividends on Common Shares - $2.14 Per Share				(685,979)			(685,979)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,980,000	59,900	808,650				868,550
Long-Term Incentive Plan Activity			3,434				3,434
Issuance of Treasury Shares	1,014,837		50,758			18,716	69,474
Capital Stock Expense			(16,296)				(16,296)
Other Comprehensive Loss					(5,059)		(5,059)
Balance as of December 31, 2019	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Activities:
Net Income	$916,572	$1,040,519	$995,515
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	885,278	819,930	773,802
Deferred Income Taxes	209,812	174,812	491,630
Uncollectible Expense	63,446	61,337	44,453
Pension, SERP and PBOP Expense, Net	22,000	5,498	22,454
Pension and PBOP Contributions	(121,782)	(194,947)	(242,800)
Regulatory (Under)/Over Recoveries, Net	(124,870)	34,920	(47,935)
Amortization	195,380	252,026	89,986
Payments Related to CYAPC's DOE Pre-1983 Spent Nuclear Fuel Obligation	(29,000)	(145,000)	—
Proceeds from DOE Spent Nuclear Fuel Litigation	68,840	—	—
Impairment of Northern Pass Transmission	239,644	—	—
Other	(196,087)	(111,225)	(204,421)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(98,716)	(141,433)	(117,155)
Fuel, Materials, Supplies and REC Inventory	(8,074)	(831)	(9,223)
Taxes Receivable/Accrued, Net	(16,129)	(67,770)	52,284
Accounts Payable	14,866	24,481	56,067
Other Current Assets and Liabilities, Net	(11,603)	78,226	91,545
Net Cash Flows Provided by Operating Activities	2,009,577	1,830,543	1,996,202

Investing Activities:
Investments in Property, Plant and Equipment	(2,911,489)	(2,569,936)	(2,348,105)
Proceeds from Sales of Marketable Securities	566,592	900,749	832,903
Proceeds from Sales of Marketable Securities Used to Pay Pre-1983 Spent Nuclear Fuel Obligation	—	145,000	—
Purchases of Marketable Securities	(537,258)	(908,387)	(810,507)
Acquisition of Aquarion	—	—	(877,652)
Investments in Unconsolidated Affiliates, Net	(416,337)	(205,150)	(32,634)
Proceeds from the Sale of PSNH Generation Assets	—	193,924	—
Other Investing Activities	24,204	6,754	5,479
Net Cash Flows Used in Investing Activities	(3,274,288)	(2,437,046)	(3,230,516)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	852,254	—	—
Cash Dividends on Common Shares	(663,239)	(640,110)	(602,083)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
Increase/(Decrease) in Notes Payable	325,370	(379,310)	72,810
(Repayments)/Issuance of Rate Reduction Bonds	(52,332)	635,663	—
Issuance of Long-Term Debt	1,520,000	2,200,000	2,500,000
Retirement of Long-Term Debt	(801,078)	(1,050,330)	(745,000)
Other Financing Activities	(1,006)	(28,457)	(4,754)
Net Cash Flows Provided by Financing Activities	1,172,450	729,937	1,213,454
Net (Decrease)/Increase in Cash and Restricted Cash	(92,261)	123,434	(20,860)
Cash and Restricted Cash - Beginning of Year	209,324	85,890	106,750
Cash and Restricted Cash - End of Year	$117,063	$209,324	$85,890

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2019.

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2020

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2019	2018

ASSETS
Current Assets:
Cash	$—	$87,721
Receivables, Net	400,927	397,026
Accounts Receivable from Affiliated Companies	24,577	23,082
Unbilled Revenues	56,465	56,971
Materials and Supplies	50,700	44,529
Regulatory Assets	178,607	125,155
Prepayments and Other Current Assets	73,184	60,279
Total Current Assets	784,460	794,763

Property, Plant and Equipment, Net	9,625,765	8,909,701

Deferred Debits and Other Assets:
Regulatory Assets	1,557,261	1,505,488
Other Long-Term Assets	217,705	199,767
Total Deferred Debits and Other Assets	1,774,966	1,705,255

Total Assets	$12,185,191	$11,409,719

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$63,800	$—
Long-Term Debt – Current Portion	—	250,000
Accounts Payable	374,698	324,983
Accounts Payable to Affiliated Companies	97,793	26,452
Obligations to Third Party Suppliers	56,952	56,248
Regulatory Liabilities	82,763	109,614
Derivative Liabilities	67,804	55,058
Other Current Liabilities	132,339	161,088
Total Current Liabilities	876,149	983,443

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,244,551	1,166,784
Regulatory Liabilities	1,164,991	1,122,157
Derivative Liabilities	338,594	379,536
Accrued Pension, SERP and PBOP	391,159	282,771
Other Long-Term Liabilities	147,586	155,495
Total Deferred Credits and Other Liabilities	3,286,881	3,106,743

Long-Term Debt	3,518,136	3,004,016

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,535,765	2,410,765
Retained Earnings	1,791,392	1,727,899
Accumulated Other Comprehensive Income	316	301
Common Stockholder's Equity	4,387,825	4,199,317

Commitments and Contingencies (Note 13)

Total Liabilities and Capitalization	$12,185,191	$11,409,719

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Revenues	$3,232,551	$3,096,174	$2,887,359

Operating Expenses:
Purchased Power and Transmission	1,188,202	1,095,187	930,780
Operations and Maintenance	549,167	506,448	502,107
Depreciation	301,188	278,557	249,352
Amortization of Regulatory Assets, Net	51,621	129,021	83,166
Energy Efficiency Programs	118,235	93,977	114,713
Taxes Other Than Income Taxes	342,489	357,147	323,887
Total Operating Expenses	2,550,902	2,460,337	2,204,005
Operating Income	681,649	635,837	683,354
Interest Expense	151,357	151,727	142,973
Other Income, Net	17,531	22,663	22,991
Income Before Income Tax Expense	547,823	506,773	563,372
Income Tax Expense	136,971	129,056	186,646
Net Income	$410,852	$377,717	$376,726
The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Net Income	$410,852	$377,717	$376,726
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	51	334
Changes in Unrealized Gains/(Losses) on Marketable Securities	41	(19)	(12)
Other Comprehensive Income, Net of Tax	15	32	322
Comprehensive Income	$410,867	$377,749	$377,048

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2017	6,035,205	$60,352	$2,110,714	$1,299,374	$(53)	$3,470,387
Net Income				376,726		376,726
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(254,800)		(254,800)
Capital Stock Expenses, Net			51			51
Other Comprehensive Income					322	322
Balance as of December 31, 2017	6,035,205	60,352	2,110,765	1,415,741	269	3,587,127
Net Income				377,717		377,717
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Income					32	32
Balance as of December 31, 2018	6,035,205	60,352	2,410,765	1,727,899	301	4,199,317
Net Income				410,852		410,852
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,800)		(341,800)
Capital Contributions from Eversource Parent			125,000			125,000
Other Comprehensive Income					15	15
Balance as of December 31, 2019	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Activities:
Net Income	$410,852	$377,717	$376,726
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	301,188	278,557	249,352
Deferred Income Taxes	54,005	54,859	119,295
Uncollectible Expense	15,948	15,831	5,312
Pension, SERP and PBOP Expense	12,761	8,943	9,909
Pension Contributions	(24,000)	(41,150)	(2,500)
Regulatory Underrecoveries, Net	(24,653)	(53,372)	(8,017)
Amortization of Regulatory Assets, Net	51,621	129,021	83,166
Other	(80,266)	(69,786)	(42,973)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(52,746)	(67,334)	(47,768)
Materials and Supplies	(6,171)	3,909	3,612
Taxes Receivable/Accrued, Net	(23,089)	8,954	(9,688)
Accounts Payable	102,344	(76,924)	48,032
Other Current Assets and Liabilities, Net	(11,350)	18,846	21,860
Net Cash Flows Provided by Operating Activities	726,444	588,071	806,318

Investing Activities:
Investments in Property, Plant and Equipment	(917,532)	(864,136)	(824,383)
Other Investing Activities	714	209	236
Net Cash Flows Used in Investing Activities	(916,818)	(863,927)	(824,147)

Financing Activities:
Cash Dividends on Common Stock	(341,800)	(60,000)	(254,800)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
Increase/(Decrease) in Notes Payable to Eversource Parent	63,800	(69,500)	(10,600)
Issuance of Long-Term Debt	500,000	500,000	525,000
Retirement of Long-Term Debt	(250,000)	(300,000)	(250,000)
Capital Contributions from Eversource Parent	125,000	300,000	—
Other Financing Activities	12,291	(7,091)	15,004
Net Cash Flows Provided by Financing Activities	103,732	357,850	19,045
Net (Decrease)/Increase in Cash and Restricted Cash	(86,642)	81,994	1,216
Cash and Restricted Cash - Beginning of Year	91,613	9,619	8,403
Cash and Restricted Cash - End of Year	$4,971	$91,613	$9,619

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2019.

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2020

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2019	2018

ASSETS
Current Assets:
Cash	$52	$1,606
Receivables, Net	346,785	361,296
Accounts Receivable from Affiliated Companies	29,914	31,344
Unbilled Revenues	37,482	34,518
Materials, Supplies and REC Inventory	124,060	114,202
Regulatory Assets	285,591	241,747
Prepayments and Other Current Assets	31,150	51,960
Total Current Assets	855,034	836,673

Property, Plant and Equipment, Net	9,472,770	8,794,700

Deferred Debits and Other Assets:
Regulatory Assets	1,250,029	1,196,512
Prepaid PBOP	166,058	132,810
Other Long-Term Assets	144,368	109,764
Total Deferred Debits and Other Assets	1,560,455	1,439,086

Total Assets	$11,888,259	$11,070,459

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$10,500	$278,500
Notes Payable to Eversource Parent	30,300	—
Long-Term Debt – Current Portion	95,000	—
Accounts Payable	363,691	384,398
Accounts Payable to Affiliated Companies	96,307	89,636
Obligations to Third Party Suppliers	108,827	109,547
Renewable Portfolio Standards Compliance Obligations	150,429	139,898
Regulatory Liabilities	209,180	190,620
Other Current Liabilities	71,333	74,872
Total Current Liabilities	1,135,567	1,267,471

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,357,265	1,294,467
Regulatory Liabilities	1,516,585	1,513,279
Accrued Pension and SERP	108,243	14,145
Other Long-Term Liabilities	320,629	263,096
Total Deferred Credits and Other Liabilities	3,302,722	3,084,987

Long-Term Debt	3,247,086	2,944,846

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,813,442	1,633,442
Retained Earnings	2,346,287	2,098,091
Accumulated Other Comprehensive Income/(Loss)	155	(1,378)
Common Stockholder's Equity	4,159,884	3,730,155

Commitments and Contingencies (Note 13)

Total Liabilities and Capitalization	$11,888,259	$11,070,459

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Revenues	$3,044,642	$3,112,926	$2,980,629

Operating Expenses:
Purchased Power and Transmission	1,064,289	1,257,073	1,025,414
Operations and Maintenance	468,436	462,100	482,924
Depreciation	296,500	276,372	274,008
Amortization of Regulatory Assets, Net	103,735	46,654	33,831
Energy Efficiency Programs	289,206	292,288	294,053
Taxes Other Than Income Taxes	195,586	194,316	181,959
Total Operating Expenses	2,417,752	2,528,803	2,292,189
Operating Income	626,890	584,123	688,440
Interest Expense	114,198	105,193	105,729
Other Income, Net	44,577	53,066	34,100
Income Before Income Tax Expense	557,269	531,996	616,811
Income Tax Expense	125,313	148,906	242,085
Net Income	$431,956	$383,090	$374,726

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Net Income	$431,956	$383,090	$374,726
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1,084	13	(264)
Qualified Cash Flow Hedging Instruments	437	437	438
Changes in Unrealized Gains/(Losses) on Marketable Securities	12	(5)	(3)
Other Comprehensive Income, Net of Tax	1,533	445	171
Comprehensive Income	$433,489	$383,535	$374,897

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2017	200	$—	$1,500,642	$1,844,195	$(1,994)	$3,342,843
Net Income				374,726		374,726
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(272,000)		(272,000)
Capital Contributions from Eversource Parent			2,300			2,300
Other Comprehensive Income					171	171
Balance as of December 31, 2017	200	—	1,502,942	1,944,961	(1,823)	3,446,080
Net Income				383,090		383,090
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(228,000)		(228,000)
Capital Contributions from Eversource Parent			130,500			130,500
Other Comprehensive Income					445	445
Balance as of December 31, 2018	200	—	1,633,442	2,098,091	(1,378)	3,730,155
Net Income				431,956		431,956
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(181,800)		(181,800)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Income					1,533	1,533
Balance as of December 31, 2019	200	$—	$1,813,442	$2,346,287	$155	$4,159,884

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Activities:
Net Income	$431,956	$383,090	$374,726
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	296,500	276,372	274,008
Deferred Income Taxes	27,107	41,438	110,499
Pension, SERP and PBOP Income, Net	(12,399)	(21,521)	(9,509)
Pension and PBOP Contributions	(6,359)	(61,751)	(90,721)
Regulatory (Under)/Over Recoveries, Net	(60,863)	149,647	(20,009)
Amortization of Regulatory Assets, Net	103,735	46,654	33,831
Uncollectible Expense	25,079	22,279	21,252
Other	(78,220)	(65,523)	(24,872)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(11,087)	(26,403)	(50,896)
Materials, Supplies and REC Inventory	(9,858)	(18,685)	(24,610)
Taxes Receivable/Accrued, Net	14,147	(33,900)	39,205
Accounts Payable	(22,659)	37,140	(20,421)
Other Current Assets and Liabilities, Net	1,194	51,674	26,849
Net Cash Flows Provided by Operating Activities	698,273	780,511	639,332

Investing Activities:
Investments in Property, Plant and Equipment	(861,391)	(725,766)	(719,623)
Other Investing Activities	86	58	(3,552)
Net Cash Flows Used in Investing Activities	(861,305)	(725,708)	(723,175)

Financing Activities:
Cash Dividends on Common Stock	(181,800)	(228,000)	(272,000)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
(Decrease)/Increase in Short-Term Debt	(268,000)	44,500	56,500
Increase in Notes Payable to Eversource Parent	30,300	—	—
Capital Contributions from Eversource Parent	180,000	130,500	2,300
Issuance of Long-Term Debt	400,000	—	700,000
Retirement of Long-Term Debt	—	—	(400,000)
Other Financing Activities	(3,855)	108	(1,796)
Net Cash Flows Provided by/(Used in) Financing Activities	154,685	(54,852)	83,044
Net Decrease in Cash and Restricted Cash	(8,347)	(49)	(799)
Cash and Restricted Cash - Beginning of Year	14,659	14,708	15,507
Cash and Restricted Cash - End of Year	$6,312	$14,659	$14,708

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2019.

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 26, 2020

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2019	2018

ASSETS
Current Assets:
Cash	$413	$1,439
Receivables, Net	99,934	104,854
Accounts Receivable from Affiliated Companies	6,763	8,444
Unbilled Revenues	48,146	47,145
Taxes Receivable	1,497	25,913
Materials, Supplies and REC Inventory	24,957	37,504
Regulatory Assets	84,053	67,228
Special Deposits	32,513	47,498
Prepayments and Other Current Assets	17,934	17,564
Total Current Assets	316,210	357,589

Property, Plant and Equipment, Net	3,129,506	2,880,073

Deferred Debits and Other Assets:
Regulatory Assets	861,672	862,288
Other Long-Term Assets	43,270	27,406
Total Deferred Debits and Other Assets	904,942	889,694

Total Assets	$4,350,658	$4,127,356

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$27,000	$57,000
Long-Term Debt – Current Portion	—	150,000
Rate Reduction Bonds – Current Portion	43,210	52,332
Accounts Payable	127,081	111,292
Accounts Payable to Affiliated Companies	37,946	26,029
Regulatory Liabilities	65,766	55,526
Accrued Interest	19,138	19,953
Other Current Liabilities	32,736	44,093
Total Current Liabilities	352,877	516,225

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	506,212	481,221
Regulatory Liabilities	413,381	428,069
Accrued Pension, SERP and PBOP	157,638	124,457
Other Long-Term Liabilities	37,075	36,339
Total Deferred Credits and Other Liabilities	1,114,306	1,070,086

Long-Term Debt	951,620	655,173

Rate Reduction Bonds	540,122	583,331

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	903,134	678,134
Retained Earnings	490,306	627,258
Accumulated Other Comprehensive Loss	(1,707)	(2,851)
Common Stockholder's Equity	1,391,733	1,302,541

Commitments and Contingencies (Note 13)

Total Liabilities and Capitalization	$4,350,658	$4,127,356

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Revenues	$1,065,936	$1,047,619	$981,624

Operating Expenses:
Purchased Power, Fuel and Transmission	398,449	370,246	237,478
Operations and Maintenance	210,995	210,541	263,110
Depreciation	93,737	92,055	128,192
Amortization of Regulatory Assets/(Liabilities), Net	57,732	80,978	(16,577)
Energy Efficiency Programs	25,982	20,105	13,788
Taxes Other Than Income Taxes	62,574	77,280	89,760
Total Operating Expenses	849,469	851,205	715,751
Operating Income	216,467	196,414	265,873
Interest Expense	60,666	60,634	51,007
Other Income, Net	19,222	27,672	9,805
Income Before Income Tax Expense	175,023	163,452	224,671
Income Tax Expense	40,975	47,576	88,675
Net Income	$134,048	$115,876	$135,996

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Net Income	$134,048	$115,876	$135,996
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,075	1,104	1,162
Changes in Unrealized Gains/(Losses) on Marketable Securities	69	(33)	(21)
Other Comprehensive Income, Net of Tax	1,144	1,071	1,141
Comprehensive Income	$135,192	$116,947	$137,137

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2017	301	$—	$843,134	$549,286	$(5,063)	$1,387,357
Net Income				135,996		135,996
Dividends on Common Stock				(173,900)		(173,900)
Other Comprehensive Income					1,141	1,141
Balance as of December 31, 2017	301	—	843,134	511,382	(3,922)	1,350,594
Net Income				115,876		115,876
Return of Capital			(530,000)			(530,000)
Capital Contributions from Eversource Parent			365,000			365,000
Other Comprehensive Income					1,071	1,071
Balance as of December 31, 2018	301	—	678,134	627,258	(2,851)	1,302,541
Net Income				134,048		134,048
Dividends on Common Stock				(271,000)		(271,000)
Capital Contributions from Eversource Parent			225,000			225,000
Other Comprehensive Income					1,144	1,144
Balance as of December 31, 2019	301	$—	$903,134	$490,306	$(1,707)	$1,391,733

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2019	2018	2017

Operating Activities:
Net Income	$134,048	$115,876	$135,996
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	93,737	92,055	128,192
Deferred Income Taxes	15,917	35,924	63,883
Uncollectible Expense	6,726	6,383	6,704
Pension, SERP and PBOP Expense, Net	417	754	1,368
Pension Contributions	(15,400)	—	(800)
Regulatory Underrecoveries, Net	(26,288)	(27,264)	(30,788)
Amortization of Regulatory Assets/(Liabilities), Net	57,732	80,978	(16,577)
Other	(28,228)	(15,363)	(16,813)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(210)	(19,307)	(22,055)
Materials, Supplies and REC Inventory	1,902	16,928	5,519
Taxes Receivable/Accrued, Net	25,374	(19,970)	339
Accounts Payable	12,281	(10,147)	29,453
Other Current Assets and Liabilities, Net	(3,573)	3,028	16,463
Net Cash Flows Provided by Operating Activities	274,435	259,875	300,884

Investing Activities:
Investments in Property, Plant and Equipment	(308,993)	(323,910)	(312,720)
Proceeds from the Sale of Generation Assets	—	193,924	—
Proceeds from the Sale of Property	—	4,782	—
Other Investing Activities	1,023	437	199
Net Cash Flows Used in Investing Activities	(307,970)	(124,767)	(312,521)

Financing Activities:
Cash Dividends on Common Stock	(271,000)	(150,000)	(23,900)
(Decrease)/Increase in Notes Payable to Eversource Parent	(30,000)	(205,900)	102,000
Issuance of Long-Term Debt	300,000	—	—
Retirement of Long-Term Debt	(150,000)	(199,250)	(70,000)
(Repayment)/Issuance of Rate Reduction Bonds	(52,332)	635,663	—
Return of Capital	—	(530,000)	—
Capital Contributions from Eversource Parent	225,000	365,000	—
Other Financing Activities	(4,168)	(89)	(225)
Net Cash Flows Provided by/(Used in) Financing Activities	17,500	(84,576)	7,875
Net (Decrease)/Increase in Cash and Restricted Cash	(16,035)	50,532	(3,762)
Cash and Restricted Cash - Beginning of Year	52,723	2,191	5,953
Cash and Restricted Cash - End of Year	$36,688	$52,723	$2,191

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

CL&P, NSTAR Electric and PSNH furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  Yankee Gas and NSTAR Gas are engaged in the distribution and sale of natural gas to customers within Connecticut and Massachusetts, respectively.  Aquarion is engaged in the collection, treatment and distribution of water in Connecticut, Massachusetts and New Hampshire. CL&P, NSTAR Electric and PSNH's results include the operations of their respective distribution and transmission businesses. The distribution business also includes the results of NSTAR Electric's solar power facilities and PSNH's generation facilities prior to sale in 2018. PSNH completed the sales of all its thermal and hydroelectric generation assets in 2018. See Note 14, "Generation Asset Sale," for further information.

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

Eversource consolidates the operations of CYAPC and YAEC, both of which are inactive regional nuclear generation companies engaged in the long-term storage of their spent nuclear fuel. Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's consolidated financial information includes the results of Aquarion and its subsidiaries beginning from the date of the acquisition on December 4, 2017.

Eversource holds several equity ownership interests that are not consolidated and are accounted for under the equity method.

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

The Eversource and PSNH 2018 statements of cash flows, the 2018 supplemental cash flow information footnote, and the 2018 segment footnote were revised to correct an error in the presentation of non-cash capital additions.  The impact of this revision on the statement of cash flows is an increase to operating cash inflows in Accounts Payable of $46.6 million and a corresponding increase to investing cash outflows in Investments in Property, Plant and Equipment for the year ended December 31, 2018.  This revision is not deemed material, individually or in the aggregate, to the previously issued financial statements.

As of both December 31, 2019 and 2018, Eversource's carrying amount of goodwill was $4.43 billion. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2019 and determined that no impairment exists.  See Note 25B, "Acquisition of Aquarion and Goodwill - Goodwill," for further information.

C.     Accounting Standards
Accounting Standards Issued but Not Yet Effective: In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of credit losses expected over the life of a financial instrument is required. The standard is effective January 1, 2020. The Company assessed the impacts of this standard on the accounting for credit losses on its financial instruments, including accounts receivable, and does not expect a material impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the general principles of current income tax guidance in ASC 740, Income Taxes, and simplifies and improves consistency in application of that income tax guidance through clarifications of, and amendments to, ASC 740. The guidance is effective in the first quarter of 2021.  The Company is evaluating the impact of this standard on the financial statements of Eversource, CL&P, NSTAR Electric and PSNH.

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

The Company utilized the modified retrospective transition method allowed in ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which allowed the Company to adopt the new leases standard as of January 1, 2019, with prior periods presented in the financial statements continuing to follow existing lease accounting guidance under Topic 840 (Leases) in the accounting literature.  Implementation of ASU 2018-11 had no effect on retained earnings, and the requirements of the new lease standard (Topic 842) are reflected in the 2019 financial statements and footnotes.

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

D.     Impairment of Northern Pass Transmission
Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. Eversource terminated the project and permanently abandoned any further development.  As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which are subject to cost reimbursement agreements, were impaired.

Based on the conclusion that the construction of Northern Pass was no longer probable, Eversource recorded an impairment charge in 2019 for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the year ended December 31, 2019, and was reflected in the Electric Transmission segment. The after-tax impact of the impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. As a result of the decision to terminate the NPT project and permanently abandon any further development, Eversource does not expect any future cash expenditures associated with this project.

E.     Cash
Cash includes cash on hand.  At the end of each reporting period, any overdraft amounts are reclassified from Cash to Accounts Payable on the balance sheets.

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

The total provision for uncollectible accounts is included in Receivables, Net on the balance sheets. The provision for uncollectible hardship accounts is included in the total uncollectible provision balance. The provision balances were as follows:

	Total Provision for Uncollectible Accounts		Provision for Uncollectible Hardship Accounts
	As of December 31,		As of December 31,
(Millions of Dollars)	2019	2018	2019	2018
Eversource	$224.8	$212.7	$143.3	$131.5
CL&P	97.3	88.0	80.1	71.9
NSTAR Electric	75.4	74.5	43.9	42.5
PSNH	10.5	11.1	—	—

Uncollectible expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Eversource	$63.4	$61.3	$44.5
CL&P	15.9	15.8	5.3
NSTAR Electric	25.1	22.3	21.3
PSNH	6.7	6.4	6.7

G.    Transfer of Energy Efficiency Loans
In 2018, CL&P transferred $41.3 million of its energy efficiency customer loan portfolio to two outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders.  Under a three-year agreement with the lenders, additional energy efficiency loans will also be transferred with a maximum amount outstanding under this program of $55 million.  The transaction did not qualify as a sale for accounting purposes, and the amounts of the loans are included in Accounts Receivable, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $16.5 million and $18.2 million, respectively, as of December 31, 2019, and $18.5 million and $22.8 million, respectively, as of December 31, 2018.

H.     Fuel, Materials, Supplies and REC Inventory
Fuel, Materials, Supplies and REC Inventory include natural gas inventory, materials and supplies purchased primarily for construction or operation and maintenance purposes, and RECs.  Inventory is valued at the lower of cost or net realizable value. RECs are purchased from suppliers of renewable sources of generation and are used to meet state mandated Renewable Portfolio Standards requirements.  The carrying amounts of fuel, materials and supplies, and RECs, which are included in Current Assets on the balance sheets, were as follows:

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Fuel	$26.7	$—	$—	$—	$33.1	$—	$—	$—
Materials and Supplies	132.9	50.7	54.7	18.5	126.1	44.5	48.6	24.3
RECs	75.9	—	69.4	6.5	78.8	—	65.6	13.2
Total	$235.5	$50.7	$124.1	$25.0	$238.0	$44.5	$114.2	$37.5

I.     Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets and AROs. We also applied this guidance in the valuation of our basis differences in our equity method offshore wind investments (see Note 6, "Investments in Unconsolidated Affiliates," for further information). The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Investments in Unconsolidated Affiliates," Note 7, "Asset Retirement Obligations," Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," Note 16, "Fair Value of Financial Instruments" and Note 25B, "Acquisition of Aquarion and Goodwill - Goodwill" to the financial statements.

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

K.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Eversource - Natural Gas and Fuel	$462.1	$442.6	$432.5
PSNH - Fuel	—	7.9	43.4

PSNH completed the sale of its generation assets in 2018. See Note 14, "Generation Asset Sale," for further information.
L.     Allowance for Funds Used During Construction
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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2019	2018	2017
Borrowed Funds	$25.6	$19.7	$12.5
Equity Funds	45.0	44.0	34.4
Total AFUDC	$70.6	$63.7	$46.9
Average AFUDC Rate	5.4%	4.9%	5.1%

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$7.1	$10.4	$2.8	$6.3	$7.8	$1.3	$5.1	$4.8	$0.7
Equity Funds	13.2	19.8	3.4	12.2	15.6	—	12.1	10.2	—
Total AFUDC	$20.3	$30.2	$6.2	$18.5	$23.4	$1.3	$17.2	$15.0	$0.7
Average AFUDC Rate	6.3%	5.7%	4.6%	5.8%	5.0%	0.7%	6.2%	5.0%	0.7%

M.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Pension, SERP and PBOP Non-Service Income Components	$31.3	$60.8	$29.9
AFUDC Equity	45.0	44.0	34.4
Equity in Earnings of Unconsolidated Affiliates (1)	42.2	3.8	27.4
Investment Income/(Loss)	0.8	(4.0)	7.5
Interest Income (2)	12.8	18.1	8.3
Gains on Sales of Property	0.3	5.1	—
Other	0.4	0.6	0.4
Total Other Income, Net	$132.8	$128.4	$107.9

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$0.5	$23.5	$4.9	$9.5	$36.0	$9.9	$1.8	$19.2	$5.9
AFUDC Equity	13.2	19.8	3.4	12.2	15.6	—	12.1	10.2	—
Equity in Earnings of Unconsolidated Affiliates	0.1	0.7	—	0.1	0.7	—	—	0.3	—
Investment Income/(Loss)	2.3	(0.4)	0.3	(3.0)	(0.5)	(0.8)	4.5	2.6	1.6
Interest Income (2)	1.5	0.7	10.5	3.7	0.8	14.1	4.6	1.8	2.2
Gains on Sales of Property	—	0.1	—	—	0.5	4.4	—	—	—
Other	(0.1)	0.2	0.1	0.2	—	0.1	—	—	0.1
Total Other Income, Net	$17.5	$44.6	$19.2	$22.7	$53.1	$27.7	$23.0	$34.1	$9.8

(1)
Equity in earnings of unconsolidated affiliates includes an other-than-temporary impairment of $32.9 million of the Access Northeast project investment for the year ended December 31, 2018. See Note 6, "Investments in Unconsolidated Affiliates," for further information. Equity in earnings includes $20.4 million, $17.6 million and $9.7 million of pre-tax unrealized gains for the years ended December 31, 2019, 2018 and 2017, respectively, associated with an equity method investment in a renewable energy fund.

(2) For the years ended December 31, 2019 and 2018, PSNH recognized $6.3 million and $8.7 million, respectively, of interest income for the equity return component of carrying charges on storm costs approved in 2019 and 2018. See Note 2, "Regulatory Accounting," for further information.

N.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Eversource	$163.1	$161.9	$157.4
CL&P	141.1	141.4	137.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separate from above were amounts recorded as Taxes Other Than Income Taxes related to the remittance to the State of Connecticut of energy efficiency funds collected from customers in Operating Revenues. These amounts were $21.4 million and $46.8 million in 2019 and 2018, respectively. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

O.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2019	2018	2017
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$532.4	$503.2	$419.1
Income Taxes	56.0	158.8	30.8
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of) (1)	379.4	389.3	379.5

	As of and For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$144.6	$121.9	$56.9	$149.7	$122.1	$40.5	$144.6	$124.6	$45.9
Income Taxes	80.6	77.9	3.4	66.1	120.0	27.3	68.8	95.5	26.1
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of) (1)	111.3	116.4	49.9	106.1	116.5	35.1	132.5	116.5	44.4

(1) See Note 1B, "Summary of Significant Accounting Policies - Basis of Presentation," for information regarding the correction of non-cash capital additions at Eversource and PSNH reported as of December 31, 2018.

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

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$15.4	$—	$0.1	$0.4	$108.1	$87.7	$1.6	$1.4
Restricted cash included in:
Special Deposits	52.5	4.6	6.2	32.5	72.1	3.5	13.0	47.5
Marketable Securities	46.0	0.4	—	0.6	25.9	0.4	0.1	0.6
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$117.1	$5.0	$6.3	$36.7	$209.3	$91.6	$14.7	$52.7

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust and required ISO-NE cash deposits, and are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

P.     Related Parties
Eversource Service, Eversource's service company, provides centralized accounting, administrative, engineering, financial, information technology, legal, operational, planning, purchasing, tax, and other services to Eversource's companies.  The Rocky River Realty Company, Renewable Properties, Inc. and Properties, Inc., three other Eversource subsidiaries, construct, acquire or lease some of the property and facilities used by Eversource's companies.

As of both December 31, 2019 and 2018, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2019 and 2018 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

Q.     Acquisition of Assets of Columbia Gas of Massachusetts
On February 26, 2020, Eversource and NiSource entered into an asset purchase agreement (the Agreement) pursuant to which Eversource would acquire the assets that comprise NiSource’s local gas distribution business in Massachusetts, which is doing business as Columbia Gas of Massachusetts (CMA). The purchase price of $1.1 billion includes a target working capital amount that would be adjusted to reflect actual working capital as of the closing date. The acquisition and resulting rate plan both require DPU and other approvals.

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past or future) arising out of or related to the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI), and any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of or related to any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights.

2.     REGULATORY ACCOUNTING

Eversource's utility companies are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's regulated companies are designed to collect each company's costs to provide service, plus a return on investment.

The application of accounting guidance for rate-regulated enterprises results in recording regulatory assets and liabilities.  Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates.  Regulatory assets are amortized as the incurred costs are recovered through customer rates.  Regulatory liabilities represent either revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,382.9	$539.0	$629.8	$218.2	$1,914.8	$424.7	$544.4	$169.6
Income Taxes, Net	725.8	458.8	108.0	12.8	728.6	454.4	105.9	8.3
Securitized Stranded Costs	565.3	—	—	565.3	608.4	—	—	608.4
Storm Restoration Costs, Net	540.6	274.6	200.6	65.4	576.0	302.6	212.9	60.5
Regulatory Tracker Mechanisms	411.5	78.3	207.1	65.8	316.0	33.2	169.1	67.3
Derivative Liabilities	334.5	329.2	—	—	356.5	356.5	—	—
Goodwill-related	331.5	—	284.6	—	348.4	—	299.1	—
Asset Retirement Obligations	97.2	30.8	50.3	3.6	89.2	32.3	42.2	3.3
Other Regulatory Assets	125.4	25.2	55.2	14.7	208.0	27.0	64.6	12.1
Total Regulatory Assets	5,514.7	1,735.9	1,535.6	945.8	5,145.9	1,630.7	1,438.2	929.5
Less: Current Portion	651.1	178.6	285.6	84.1	514.8	125.2	241.7	67.2
Total Long-Term Regulatory Assets	$4,863.6	$1,557.3	$1,250.0	$861.7	$4,631.1	$1,505.5	$1,196.5	$862.3

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability (or asset) recorded by the regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset (or offset by a regulatory liability in the case of a benefit plan asset) in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the regulated companies, no carrying charge is recovered from customers. See Note 11A, "Employee Benefits - Pensions and Postretirement Benefits Other Than Pension," for further information on regulatory benefit plan amounts recognized and amortized during the year.

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

Income Taxes, Net:  The tax effect of temporary book-tax differences (differences between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of taxable income, including those differences relating to uncertain tax positions) is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions and accounting guidance for income taxes.  Differences in income taxes between the accounting guidance and the rate-making treatment of the applicable regulatory commissions are recorded as regulatory assets.  As these assets are offset by deferred income tax liabilities, no carrying charge is collected.  The amortization period of these assets varies depending on the nature and/or remaining life of the underlying assets and liabilities.  For further information regarding income taxes, see Note 12, "Income Taxes," to the financial statements.

Securitized Stranded Costs: In 2018, a subsidiary of PSNH issued $635.7 million of securitized RRBs to finance PSNH's unrecovered remaining costs associated with the divestiture of its generation assets. Securitized regulatory assets, which are not earning an equity return, are being recovered over the amortization period of the associated RRBs. The PSNH RRBs are expected to be repaid by February 1, 2033. For further information, see Note 10, "Rate Reduction Bonds and Variable Interest Entities."

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

In 2019, several significant storms caused extensive damage to our electric distribution systems and customer outages. These storms resulted in deferred storm restoration costs of approximately $126 million ($62 million for CL&P, $48 million for NSTAR Electric, and $16 million for PSNH), which were reflected in Storm Restoration Costs, Net in the table above as of December 31, 2019.

Storm Filings: On November 16, 2018, CL&P filed for recovery of $153 million of storm costs incurred from October 2017 through May 2018, with recovery over six years.  Through the course of the proceeding, CL&P updated its request to $145.5 million to reflect final invoicing and capitalization amounts. On April 17, 2019, PURA authorized recovery of $141.0 million as part of storm cost recovery and the remainder to be recorded to plant or other balance sheet accounts. CL&P began recovery of the $141.0 million in distribution rates effective May 1, 2019.

On March 26, 2019, the NHPUC approved the recovery of $38.1 million, plus carrying charges, of storm costs incurred from December 2013 through April 2016 and the transfer of funding from PSNH’s major storm reserve to recover those costs. The costs of these storms (excluding the equity return component of the carrying charges) were deferred as regulatory assets, and the funding reserve collected from customers was accrued as a regulatory liability. As a result of the duration of time between incurring storm costs in December 2013 through April 2016 and final approval from the NHPUC in 2019, PSNH recognized $5.2 million (pre-tax) for the equity return component of the carrying charges within Other Income, Net on the statement of income in 2019, which has been collected from customers. Also included in the March 26, 2019 NHPUC approval is a prospective requirement for PSNH to annually net its storm funding reserve collected from customers against deferred storm costs.

In addition, on June 27, 2019, the NHPUC approved a temporary rate settlement that allowed PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges.

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

CL&P, NSTAR Electric and PSNH each recover, on a fully reconciling basis, the costs associated with the procurement of energy, transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, and restructuring and stranded costs as a result of deregulation (including securitized RRB charges), and additionally for the Massachusetts utilities, pension and PBOP benefits and net metering for distributed generation. Energy procurement costs at NSTAR Electric include the costs related to its solar power facilities.

CL&P, NSTAR Electric, Yankee Gas and NSTAR Gas each have a regulatory commission approved revenue decoupling mechanism. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues.  Each company reconciles its annual base distribution rate recovery amount to the pre-established levels of baseline distribution delivery service revenues. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2019, there were 20 years of amortization remaining.

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

Other Regulatory Assets:  Other Regulatory Assets primarily include contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, environmental remediation costs, losses associated with the reacquisition or redemption of long-term debt, certain uncollectible accounts receivable for hardship customers, certain merger-related costs allowed for recovery, water tank painting costs, and various other items.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $146.0 million (including $51.8 million for CL&P, $55.7 million for NSTAR Electric and $18.0 million for PSNH) and $122.9 million (including $42.1 million for CL&P, $49.3 million for NSTAR Electric and $12.2 million for PSNH) of additional regulatory costs as of December 31, 2019 and 2018, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $0.5 million and $0.7 million for CL&P as of December 31, 2019 and 2018, respectively, and $6.5 million and $12.0 million for PSNH as of December 31, 2019 and 2018, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,844.6	$1,022.8	$1,071.2	$392.8	$2,883.0	$1,031.0	$1,103.7	$396.4
Cost of Removal	559.8	64.6	330.6	16.3	521.0	39.9	307.1	22.1
Benefit Costs	84.5	—	72.2	—	91.2	—	76.9	—
Regulatory Tracker Mechanisms	325.1	94.8	165.6	57.0	309.0	89.5	163.7	48.3
AFUDC - Transmission	73.2	46.0	27.2	—	70.7	47.4	23.3	—
Revenue Subject to Refund due to Tax Cuts and Jobs Act	14.6	—	—	6.0	24.6	—	—	12.6
Other Regulatory Liabilities	117.4	19.6	59.0	7.1	80.2	24.0	29.2	4.2
Total Regulatory Liabilities	4,019.2	1,247.8	1,725.8	479.2	3,979.7	1,231.8	1,703.9	483.6
Less: Current Portion	361.2	82.8	209.2	65.8	370.2	109.6	190.6	55.5
Total Long-Term Regulatory Liabilities	$3,658.0	$1,165.0	$1,516.6	$413.4	$3,609.5	$1,122.2	$1,513.3	$428.1

EDIT due to Tax Cuts and Jobs Act: Pursuant to the "Tax Cuts and Jobs Act" (the Act), which became law on December 22, 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit our customers in future periods and were recognized as regulatory liabilities on the balance sheet. EDIT liabilities related to property, plant, and equipment are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Eversource's regulated companies are in the process of, or will be, refunding the EDIT liabilities to customers based on orders issued by applicable state regulatory commissions. For CL&P (effective May 1, 2019) and Yankee Gas (effective November 15, 2018), the refund of EDIT liabilities was incorporated into base distribution rates. For NSTAR Electric (effective January 1, 2019) and NSTAR Gas (effective February 1, 2019), the refund of EDIT liabilities occurred in rates through a new reconciling factor. For PSNH, EDIT refunds will be addressed as part of the permanent distribution rate case filing. The EDIT balance related to PSNH's divested generation assets was included as a component of the securitization of the stranded generation assets and began to be refunded to customers, effective August 1, 2018. For our transmission companies, on November 21, 2019, the FERC issued its final rule requiring public utilities with transmission formula rates to make adjustments to ADIT and EDIT. Eversource expects to submit a filing demonstrating its compliance with the final rule in the second half of 2020.

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

Revenue Subject to Refund due to Tax Cuts and Jobs Act: Eversource established a regulatory liability with a corresponding reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflected the lower federal tax rate. Effective May 1, 2018, CL&P adjusted distribution rates billed to customers to reflect the lower federal income tax rate prospectively and, as of December 31, 2018, fully refunded its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through April 30, 2018. Effective November 15, 2018, Yankee Gas adjusted distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through November 14, 2018. Effective July 1, 2019, PSNH adjusted temporary distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through June 30, 2019. For NSTAR Electric and NSTAR Gas, a December 2018 DPU order indicated that the DPU would not require a revision to base distribution rates for any potential refunds associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 to the effective dates of each company's rate changes (effective February 1, 2018 for NSTAR Electric and July 1, 2018 for NSTAR Gas).

Effective January 1, 2018, local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the act. On June 28, 2018, FERC granted a one-time tariff waiver of tariff provisions related to the federal corporate income tax rate so that effective June 1, 2018, the regional transmission service rates also reflected the reduced federal corporate income tax rate at 21 percent.

FERC ROE Complaints:  As of December 31, 2019, Eversource has a reserve established for the second ROE complaint in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracker Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2019 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2019	2018
Distribution - Electric	$15,880.0	$15,071.1
Distribution - Natural Gas	3,931.1	3,546.2
Transmission - Electric	10,958.4	10,153.9
Distribution - Water	1,726.5	1,639.8
Solar	200.2	164.1
Utility	32,696.2	30,575.1
Other (1)	1,025.6	778.6
Property, Plant and Equipment, Gross	33,721.8	31,353.7
Less: Accumulated Depreciation
Utility	(7,483.5)	(7,126.2)
Other	(387.4)	(336.7)
Total Accumulated Depreciation	(7,870.9)	(7,462.9)
Property, Plant and Equipment, Net	25,850.9	23,890.8
Construction Work in Progress	1,734.6	1,719.6
Total Property, Plant and Equipment, Net	$27,585.5	$25,610.4

	As of December 31,
	2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,485.5	$7,163.7	$2,271.1	$6,176.4	$6,756.4	$2,178.6
Transmission - Electric	5,043.0	4,411.9	1,498.7	4,700.5	4,065.9	1,338.7
Solar	—	200.2	—	—	164.1	—
Property, Plant and Equipment, Gross	11,528.5	11,775.8	3,769.8	10,876.9	10,986.4	3,517.3
Less: Accumulated Depreciation	(2,385.7)	(2,895.3)	(799.9)	(2,302.6)	(2,702.0)	(772.9)
Property, Plant and Equipment, Net	9,142.8	8,880.5	2,969.9	8,574.3	8,284.4	2,744.4
Construction Work in Progress	483.0	592.3	159.6	335.4	510.3	135.7
Total Property, Plant and Equipment, Net	$9,625.8	$9,472.8	$3,129.5	$8,909.7	$8,794.7	$2,880.1

(1)	These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

In 2019, Eversource recorded an impairment charge for the NPT project costs, which had been recorded within both Construction Work in Progress and the Transmission - Electric asset categories. For further information regarding the impairment of NPT, see Note 1D, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements.

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2019	2018	2017
Eversource	3.0%	2.9%	3.0%
CL&P	2.8%	2.8%	2.8%
NSTAR Electric	2.8%	2.8%	2.9%
PSNH	2.8%	2.8%	3.1%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2019
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	34.3	35.3	33.7	33.2
Distribution - Natural Gas	43.2	—	—	—
Transmission - Electric	40.4	36.8	44.9	42.1
Distribution - Water	33.5	—	—	—
Solar	24.2	—	24.2	—
Other (1)	11.2	—	—	—

(1)	The estimated useful life of computer software, hardware and equipment primarily ranges from 5 to 15 years and of buildings is 40 years.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2019			2018
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$12.2	$(0.4)	$11.8	$9.6	$(3.4)	$6.2
Other	Level 2	—	—	—	1.5	(0.9)	0.6
Long-Term Derivative Assets:
CL&P	Level 3	67.5	(2.1)	65.4	74.2	(2.3)	71.9
Current Derivative Liabilities:
CL&P	Level 3	(67.8)	—	(67.8)	(55.1)	—	(55.1)
Other	Level 2	(5.2)	—	(5.2)	—	—	—
Long-Term Derivative Liabilities:
CL&P	Level 3	(338.6)	—	(338.6)	(379.5)	—	(379.5)
Other	Level 2	(0.1)	—	(0.1)	—	—	—

(1)
Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2019, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

For further information on the fair value of derivative contracts, see Note 1I, "Summary of Significant Accounting Policies – Fair Value Measurements," and Note 1J, "Summary of Significant Accounting Policies – Derivative Accounting," to the financial statements.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2019 and 2018 were 676 MW and 787 MW, respectively.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of December 31, 2019 and 2018, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 9.6 million and 12.5 million MMBtu of natural gas, respectively.

For the years ended December 31, 2019, 2018 and 2017, there were losses of $20.7 million, $25.0 million and $29.0 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full term of the contract.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2019					2018
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$3.01	—	7.34	per kW-Month	2023 - 2026	$4.30	—	7.44	per kW-Month	2022 - 2026
Forward Reserve	0.80	—	1.90	per kW-Month	2020 - 2024	0.75	—	1.78	per kW-Month	2019 - 2024

Exit price premiums of 2.1 percent through 13.6 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2019	2018
Derivatives, Net:
Fair Value as of Beginning of Period	$(356.5)	$(362.3)
Net Realized/Unrealized Losses Included in Regulatory Assets	(15.0)	(32.0)
Settlements	42.3	37.8
Fair Value as of End of Period	$(329.2)	$(356.5)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2019 and 2018 was $45.7 million and $44.0 million, respectively.  For the years ended December 31, 2019 and 2018, there were unrealized gains of $9.8 million and unrealized losses of $4.3 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $182.8 million and $200.0 million as of December 31, 2019 and 2018, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2019				2018
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$228.4	$5.8	$(0.1)	$234.1	$190.0	$0.4	$(4.0)	$186.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $198.1 million and $143.9 million as of December 31, 2019 and 2018, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments, or credit losses for the years ended December 31, 2019 or 2018.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of December 31, 2019, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$59.2	$59.3
One to five years	40.5	41.4
Six to ten years	33.6	34.8
Greater than ten years	95.1	98.6
Total Debt Securities	$228.4	$234.1

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2019	2018
Level 1:
Mutual Funds and Equities	$228.5	$244.0
Money Market Funds	46.0	25.9
Total Level 1	$274.5	$269.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$96.8	$79.6
Corporate Debt Securities	44.0	39.5
Asset-Backed Debt Securities	12.9	14.0
Municipal Bonds	26.7	19.2
Other Fixed Income Securities	7.7	8.2
Total Level 2	$188.1	$160.5
Total Marketable Securities	$462.6	$430.4

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest	2019	2018
Offshore Wind Business - North East Offshore and Bay State Wind	50%	$649.3	$234.3
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	127.8	155.0
Renewable Energy Investment Fund	90%	72.4	54.1
Other	various	22.1	20.9
Total Investments in Unconsolidated Affiliates		$871.6	$464.3

For the years ended December 31, 2019, 2018 and 2017, Eversource had equity in earnings, net of impairment, of unconsolidated affiliates of $42.2 million, $3.8 million, and $27.4 million, respectively. Eversource received dividends from its equity method investees of $48.9 million, $22.3 million and $20.0 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences, and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. The carrying amount of Eversource’s offshore wind investments exceeded its share of underlying equity in net assets by $240.3 million and $7.2 million, respectively, as of December 31, 2019 and 2018. As of December 31, 2019, these basis differences are primarily comprised of $168.3 million of equity method goodwill that is not being amortized, intangible assets for PPAs, which will be amortized over the term of the PPAs, and capitalized interest.

Offshore Wind Business: Eversource's offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases through BOEM. Eversource's offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast. Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area.

NSTAR Electric: As of December 31, 2019 and 2018, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $8.2 million and $7.6 million, respectively.

Impairment of Equity Method Investments: Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist and developing undiscounted future cash flows.

During the year ended December 31, 2018, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income, related to Access Northeast, a natural gas pipeline and storage project, which represented the full carrying value of our equity method investment. On April 1, 2019, pursuant to a provision in the partnership agreement jointly entered into by Eversource, Enbridge, Inc. and National Grid plc, through Algonquin Gas Transmission, LLC, the Access Northeast project was terminated.

7.     ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$466.2	$33.5	$72.4	$4.0	$419.1	$31.5	$44.6	$25.0
Liabilities Incurred During the Year	30.3	—	30.3	—	11.3	—	11.3	—
Liabilities Settled During the Year	(21.3)	(3.6)	—	—	(36.6)	—	—	(21.5)
Accretion	27.1	2.2	3.5	0.2	25.5	2.0	2.2	0.5
Revisions in Estimated Cash Flows	(12.8)	(0.1)	(8.7)	—	46.9	—	14.3	—
Balance as of End of Year	$489.5	$32.0	$97.5	$4.2	$466.2	$33.5	$72.4	$4.0

The ARO balance includes the current portion of $1.0 million for Eversource and NSTAR Electric as of December 31, 2019, which is included in Other Current Liabilities on the balance sheets.

Eversource's amounts include CYAPC and YAEC's AROs of $337.7 million and $339.9 million as of December 31, 2019 and 2018, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

The increase in the ARO balance at NSTAR Electric for the year ended December 31, 2019 was due to the recording of a new liability associated with the installation of a 115kV distribution cable across Boston Harbor to Deer Island that was placed into service in 2019. See Note 13F, "Commitments and Contingencies - Eversource and NSTAR Electric Boston Harbor Civil Action," to the financial statements for further information on the HEEC distribution cable.

8.     SHORT-TERM DEBT

Short-Term Debt Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P and NSTAR Electric is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On October 25, 2019, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2021.  On December 18, 2019, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 31, 2021.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2019, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled approximately $354 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2019, CL&P had $738.1 million of unsecured debt capacity available under this authorization.

Yankee Gas and NSTAR Gas are not required to obtain approval from any state or federal authority to incur short-term debt.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility. Effective December 9, 2019, the revolving credit facility's termination date was extended for one additional year to December 6, 2024. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective December 9, 2019, the revolving credit facility's termination date was extended for one additional year to December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Eversource Parent Commercial Paper Program	$1,224.9	$631.5	$225.1	$818.5	1.98%	2.77%
NSTAR Electric Commercial Paper Program	10.5	278.5	639.5	371.5	1.63%	2.50%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of December 31, 2019 or 2018.

Amounts outstanding under the commercial paper programs and revolving credit facilities are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuance on January 10, 2020, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $346.3 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of December 31, 2019.

Under the credit facilities described above, Eversource and its subsidiaries must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2019 and 2018, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. As of December 31, 2018, there were intercompany loans from Eversource parent to PSNH of $57.0 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2019	2018
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.750% 2007 Series B due 2037	150.0	150.0
6.375% 2007 Series D due 2037	100.0	100.0
5.500% 2009 Series A due 2019	—	250.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	475.0	475.0
4.150% 2015 Series A due 2045	350.0	350.0
3.200% 2017 Series A due 2027	500.0	300.0
4.000% 2018 Series A due 2048	800.0	500.0
Total First Mortgage Bonds	3,394.8	3,144.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
Less Amounts due Within One Year	—	(250.0)
Unamortized Premiums and Discounts, Net	27.8	10.2
Unamortized Debt Issuance Costs	(25.0)	(21.5)
CL&P Long-Term Debt	$3,518.1	$3,004.0

NSTAR Electric (Millions of Dollars)	As of December 31,
	2019	2018
Debentures:
5.750% due 2036	$200.0	$200.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	250.0
3.200% due 2027	700.0	700.0
3.250% due 2029	400.0	—
Total Debentures	2,800.0	2,400.0
Notes:
5.900% Senior Notes Series B due 2034	50.0	50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
5.100% Senior Notes Series E due 2020	95.0	95.0
3.500% Senior Notes Series F due 2021	250.0	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	50.0
Total Notes	565.0	565.0
Less Amounts due Within One Year	(95.0)	—
Unamortized Premiums and Discounts, Net	(4.1)	(2.5)
Unamortized Debt Issuance Costs	(18.8)	(17.7)
NSTAR Electric Long-Term Debt	$3,247.1	$2,944.8

PSNH (Millions of Dollars)	As of December 31,
	2019	2018
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
4.500% Series P due 2019	—	150.0
4.050% Series Q due 2021	122.0	122.0
3.200% Series R due 2021	160.0	160.0
3.500% Series S due 2023	325.0	325.0
3.600% Series T due 2049	300.0	—
Total First Mortgage Bonds	957.0	807.0
Less Amounts due Within One Year	—	(150.0)
Unamortized Premiums and Discounts, Net	(0.7)	—
Unamortized Debt Issuance Costs	(4.7)	(1.8)
PSNH Long-Term Debt	$951.6	$655.2

OTHER (Millions of Dollars)	As of December 31,
	2019	2018
Yankee Gas - First Mortgage Bonds: 2.230% - 8.480% due 2020 - 2049	$620.0	$470.0
NSTAR Gas - First Mortgage Bonds: 3.740% - 9.950% due 2020 - 2049	460.0	385.0
Aquarion - Senior Note 4.000% due 2024	360.0	360.0
Aquarion - Unsecured Notes 0% - 6.430% due 2021 - 2049	335.3	289.5
Aquarion - Secured Debt 4.100% - 9.640% due 2021 - 2035	68.8	70.7
Eversource Parent - Debentures 4.500% due 2019	—	350.0
Eversource Parent - Senior Notes 2.500% - 4.250% due 2021 - 2029	4,000.0	4,000.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	11.6	39.5
Fair Value Adjustment (1)	109.1	144.7
Less Fair Value Adjustment - Current Portion (1)	(31.3)	(36.2)
Less Amounts due in One Year	(201.1)	(401.1)
Commercial Paper Classified as Long-Term Debt (See Note 8, Short-Term Debt)	346.3	—
Unamortized Premiums and Discounts, Net	(4.1)	(4.2)
Unamortized Debt Issuance Costs	(20.6)	(23.2)
Total Other Long-Term Debt	$6,054.0	$5,644.7

Total Eversource Long-Term Debt	$13,770.8	$12,248.7

(1)
The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuance/(Repayment)	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
4.00% 2018 Series A First Mortgage Bonds (1)	April 2019	$300.0	April 2048	Paid short-term borrowings that were used to pay long-term debt that matured on February 1, 2019 and fund capital expenditures and working capital
3.20% 2017 Series A First Mortgage Bonds (2)	September 2019	200.0	March 2027	Paid short-term borrowings and fund capital expenditures and working capital
5.50% 2009 Series A First Mortgage Bonds	February 2009	(250.0)	February 2019	Paid at maturity on February 1, 2019
NSTAR Electric:
3.25% 2019 Debentures	May 2019	400.0	May 2029	Paid short-term borrowings that were used to fund investments in eligible green expenditures
PSNH:
3.60% 2019 Series T First Mortgage Bonds	June 2019	300.0	July 2049	Paid long-term debt that matured in December 2019, paid short-term borrowings and fund capital expenditures and working capital
4.50% 2009 Series P First Mortgage Bonds	December 2009	(150.0)	December 2019	Paid at maturity on December 1, 2019
Other:
Eversource Parent 4.50% Debentures	November 2009	(350.0)	November 2019	Paid at maturity on November 15, 2019
Eversource Parent 3.45% Series P Senior Notes	January 2020	350.0	January 2050	Paid short-term borrowings
NSTAR Gas 3.74% Series Q First Mortgage Bonds	July 2019	75.0	August 2049	Paid short-term borrowings and fund capital expenditures and working capital
Yankee Gas 2.23% Series P First Mortgage Bonds	September 2019	100.0	October 2024	Paid short-term borrowings and for general corporate purposes
Yankee Gas 3.30% Series Q First Mortgage Bonds	September 2019	100.0	October 2049	Paid short-term borrowings and for general corporate purposes
Yankee Gas 5.26% Series H First Mortgage Bonds	November 2004	(50.0)	November 2019	Paid at maturity on November 1, 2019
Aquarion 3.54% Senior Notes	December 2019	45.0	December 2049	Paid short-term borrowings

(1) These bonds are part of the same series issued by CL&P in March 2018. The aggregate outstanding principal amount of these bonds is now $800 million.

(2) These bonds are part of the same series issued by CL&P in March 2017. The aggregate outstanding principal amount of these bonds is now $500 million.

Long-Term Debt Issuance Authorizations: On February 27, 2019, the DPU approved NSTAR Electric's request for authorization to issue up to $800 million in long-term debt through December 31, 2020. On April 26, 2019, the NHPUC approved PSNH's request for authorization to issue up to $300 million in long-term debt through December 31, 2019. On August 14, 2019, PURA approved CL&P's request for authorization to issue up to $675 million in long-term debt through December 31, 2022. On December 11, 2019, PURA approved Aquarion Water Company of Connecticut's request for authorization to issue up to $45 million of long-term debt. On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas, NSTAR Gas and a portion of Aquarion is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent, NSTAR Electric and a portion of Aquarion debt is unsecured.  Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including equity requirements for NSTAR Electric, NSTAR Gas and Aquarion.  Under the equity requirements, NSTAR Electric's and Aquarion's senior notes must maintain a certain consolidated indebtedness to capitalization ratio as of the end of any fiscal quarter and NSTAR Gas' outstanding long-term debt must not exceed equity.

CL&P's obligation to repay the Pollution Control Revenue Bonds (PCRBs) is secured by first mortgage bonds.  The first mortgage bonds contain similar terms and provisions as the applicable series of PCRBs.  If CL&P fails to meet its obligations under the first mortgage bonds, then the holder of the first mortgage bonds (the issuer of the PCRBs) would have rights under the first mortgage bonds.  CL&P's tax-exempt PCRBs will be subject to redemption at par on or after September 1, 2021.

Certain secured and unsecured long-term debt securities are callable at redemption price or are subject to make-whole provisions.

Eversource, NSTAR Electric, Yankee Gas and Aquarion have certain long-term debt agreements that contain cross-default provisions.  No other debt issuances contain cross-default provisions as of December 31, 2019.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel) and recorded an accrual for the full liability thereof to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

As of December 31, 2019 and 2018, as a result of consolidating CYAPC, Eversource has consolidated $11.6 million and $39.5 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. In December 2019 and 2018, CYAPC paid $29 million and $145 million, respectively, to the DOE to partially settle this obligation. The obligation includes accumulated interest costs of $8.6 million and $29.0 million as of December 31, 2019 and 2018, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2020 through 2024 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2019:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2020	$296.1	$—	$95.0	$—
2021	1,033.6	—	250.0	282.0
2022	1,188.9	—	400.0	—
2023	1,665.2	400.0	80.0	325.0
2024	1,049.8	139.8	—	—
Thereafter	8,447.8	2,975.5	2,540.0	350.0
Total	$13,681.4	$3,515.3	$3,365.0	$957.0

10.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

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

The proceeds were used by PSNH Funding to purchase PSNH’s stranded cost asset-recovery property, including its vested property right to bill, collect and adjust a non-bypassable stranded cost recovery charge from PSNH’s retail customers. The collections are used to pay principal, interest and other costs in connection with the RRBs. The RRBs are secured by the stranded cost asset-recovery property. Cash collections from the stranded cost recovery charges and funds on deposit in trust accounts are the sole source of funds to satisfy the debt obligation. PSNH is not the owner of the RRBs, and PSNH Funding’s assets and revenues are not available to pay PSNH’s creditors. The RRBs are non-recourse senior secured obligations of PSNH Funding and are not insured or guaranteed by PSNH or Eversource Energy.

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

(Millions of Dollars)
Balance Sheet:	As of December 31, 2019	As of December 31, 2018
Restricted Cash - Current Portion (included in Current Assets)	$32.5	$47.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	565.3	608.4
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.6	5.8
Accrued Interest (included in Other Current Liabilities)	8.6	14.4
Rate Reduction Bonds - Current Portion	43.2	52.3
Rate Reduction Bonds - Long-Term Portion	540.1	583.3

(Millions of Dollars) Income Statement:	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$43.0	$27.3
Interest Expense on RRB Principal (included in Interest Expense)	21.1	14.4

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

11.     EMPLOYEE BENEFITS

A.     Pension Benefits and Postretirement Benefits Other Than Pension
Eversource provides defined benefit retirement plans (Pension Plans) that cover eligible employees and are subject to the provisions of ERISA, as amended by the Pension Protection Act of 2006. Eversource's policy is to annually fund the Pension Plans in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans (SERP Plans) which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.

Eversource also provides defined benefit postretirement plans (PBOP Plans) that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that meet certain age and service eligibility requirements. The benefits provided under the PBOP Plans are not vested, and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds postretirement costs through tax deductible contributions to external trusts.

The Pension, SERP and PBOP Plans cover eligible employees, including, among others, employees of the regulated companies. Because the regulated companies recover retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of recording an adjustment to Accumulated Other Comprehensive Income/(Loss) as an offset to the funded status of the Pension, SERP and PBOP Plans.  Regulatory accounting is also applied to the portions of the Eversource Service retiree benefit costs that support the regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension, SERP and PBOP Plans' funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 17, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

Funded Status:  The Pension, SERP and PBOP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  Although Eversource maintains marketable securities in a benefit trust, the SERP Plans do not contain any assets.  For further information, see Note 5, "Marketable Securities," to the financial statements.  The following tables provide information on the plan benefit obligations, fair values of plan assets, and funded status:

	Pension and SERP
	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,520.0)	$(1,160.4)	$(1,236.5)	$(610.7)	$(5,936.5)	$(1,275.2)	$(1,351.0)	$(642.2)
Service Cost	(67.7)	(18.0)	(14.6)	(7.1)	(84.8)	(21.4)	(17.4)	(11.2)
Interest Cost	(219.0)	(45.7)	(49.0)	(24.0)	(196.4)	(41.8)	(43.5)	(22.0)
Actuarial Gain/(Loss)	(815.3)	(176.6)	(181.0)	(84.5)	414.9	106.1	98.6	39.2
Benefits Paid - Pension	273.0	60.2	67.1	30.3	261.8	59.6	66.9	26.2
Benefits Paid - Lump Sum	20.0	—	12.9	—	14.2	—	7.1	—
Benefits Paid - SERP	7.3	0.3	0.1	0.4	6.8	0.3	0.3	0.2
Employee Transfers	—	8.9	3.7	3.0	—	12.0	2.5	(0.9)
Benefit Obligation as of End of Year	$(6,321.7)	$(1,331.3)	$(1,397.3)	$(692.6)	$(5,520.0)	$(1,160.4)	$(1,236.5)	$(610.7)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$4,573.9	$918.4	$1,222.1	$506.6	$4,739.5	$963.0	$1,260.8	$539.5
Employer Contributions	112.5	24.0	0.4	15.4	185.6	41.2	56.5	—
Actual Return on Pension Plan Assets	575.2	112.9	150.0	62.9	(75.2)	(14.2)	(18.7)	(7.6)
Benefits Paid - Pension	(273.0)	(60.2)	(67.1)	(30.3)	(261.8)	(59.6)	(66.9)	(26.2)
Benefits Paid - Lump Sum	(20.0)	—	(12.9)	—	(14.2)	—	(7.1)	—
Employee Transfers	—	(8.9)	(3.7)	(3.0)	—	(12.0)	(2.5)	0.9
Fair Value of Pension Plan Assets as of End of Year	$4,968.6	$986.2	$1,288.8	$551.6	$4,573.9	$918.4	$1,222.1	$506.6
Funded Status as of December 31st	$(1,353.1)	$(345.1)	$(108.5)	$(141.0)	$(946.1)	$(242.0)	$(14.4)	$(104.1)

As of December 31, 2019, there was a decrease in the discount rate used to calculate the pension funded status, which resulted in an increase to Eversource's pension liability of $813.1 million, which was partially offset by changes in actual plan experience and changes in other assumptions.

As of December 31, 2018, there was an increase in the discount rate used to calculate the pension funded status, which resulted in a decrease to Eversource's pension liability of approximately $465 million, which was partially offset by changes in actual plan experience and changes in other assumptions.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $8.7 million and $8.9 million as of December 31, 2019 and 2018, respectively, which is included in Other Current Liabilities on the balance sheets.

As of December 31, 2019 and 2018, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$5,963.4	$1,205.4	$1,340.8	$646.7
2018	5,070.8	1,031.0	1,144.7	543.1

	PBOP
	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(841.5)	$(161.7)	$(246.3)	$(91.9)	$(948.6)	$(178.4)	$(278.6)	$(101.1)
Service Cost	(7.8)	(1.4)	(1.7)	(0.7)	(10.0)	(1.9)	(2.0)	(1.1)
Interest Cost	(32.7)	(6.3)	(9.5)	(3.4)	(30.7)	(5.8)	(8.7)	(3.4)
Actuarial Gain/(Loss)	(67.0)	(13.4)	(15.2)	(3.1)	102.5	14.4	28.4	8.6
Benefits Paid	50.0	10.8	15.4	5.6	45.3	10.1	14.5	4.9
Employee Transfers	—	(0.7)	(1.0)	0.5	—	(0.1)	0.1	0.2
Benefit Obligation as of End of Year	$(899.0)	$(172.7)	$(258.3)	$(93.0)	$(841.5)	$(161.7)	$(246.3)	$(91.9)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$849.6	$120.6	$379.1	$71.2	$922.2	$135.9	$405.5	$79.0
Actual Return on Plan Assets	127.0	17.1	57.0	10.0	(36.6)	(5.2)	(17.4)	(2.9)
Employer Contributions	9.3	—	6.0	—	9.3	—	5.2	—
Benefits Paid	(50.0)	(10.8)	(15.4)	(5.6)	(45.3)	(10.1)	(14.5)	(4.9)
Employee Transfers	—	(0.6)	(2.3)	0.4	—	—	0.3	—
Fair Value of Plan Assets as of End of Year	$935.9	$126.3	$424.4	$76.0	$849.6	$120.6	$379.1	$71.2
Funded Status as of December 31st	$36.9	$(46.4)	$166.1	$(17.0)	$8.1	$(41.1)	$132.8	$(20.7)

The Eversource PBOP funded status includes prepaid assets of $62.7 million and $33.4 million recorded in Other Long-Term Assets and liabilities of $25.8 million and $25.3 million included in Accrued Pension, SERP and PBOP on the balance sheets as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, there was a decrease in the discount rate used to calculate the PBOP funded status, which resulted in an increase to the Eversource PBOP liability of $88.6 million. As of December 31, 2018, there was an increase in the discount rate used to calculate the funded status, which resulted in a decrease to the Eversource PBOP liability of approximately $88 million.

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2019			2018			2019			2018
Discount Rate	3.04%	—	3.35%	4.22%	—	4.45%	3.26%	—	3.28%	4.38%	—	4.41%
Compensation/Progression Rate	3.50%	—	4.00%	3.50%	—	4.00%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care trend rate is a range of 3.5 percent to 6.5 percent, with an ultimate rate of 3.5 percent to 5 percent in 2019 and 2023, for post-65 and pre-65 retirees, respectively.

Expense:  Eversource charges net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year. The Company utilizes the spot rate methodology to estimate the discount rate for the service and interest cost components of benefit expense, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.

The components of net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets for future recovery, are shown below. The service cost component of net periodic benefit expense/(income), less the capitalized portion, is included in Operations and Maintenance expense on the statements of income.  The remaining components of net periodic benefit expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized and deferred portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP				PBOP
	For the Year Ended December 31, 2019				For the Year Ended December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$67.7	$18.0	$14.6	$7.1	$7.8	$1.4	$1.7	$0.7
Interest Cost	219.0	45.7	49.0	24.0	32.7	6.3	9.5	3.4
Expected Return on Plan Assets	(367.1)	(73.2)	(97.1)	(40.7)	(66.8)	(9.2)	(30.2)	(5.4)
Actuarial Loss	143.2	26.9	44.7	10.6	8.3	1.3	3.3	0.3
Prior Service Cost/(Credit)	0.9	—	0.3	—	(23.5)	1.1	(16.9)	0.4
Total Net Periodic Benefit Expense/(Income)	$63.7	$17.4	$11.5	$1.0	$(41.5)	$0.9	$(32.6)	$(0.6)
Intercompany Allocations	N/A	$8.5	$8.0	$2.3	N/A	$(0.9)	$(1.2)	$(0.4)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2018				For the Year Ended December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$84.8	$21.4	$17.4	$11.2	$10.0	$1.9	$2.0	$1.1
Interest Cost	196.4	41.8	43.5	22.0	30.7	5.8	8.7	3.4
Expected Return on Plan Assets	(391.6)	(79.1)	(104.9)	(43.6)	(72.4)	(10.4)	(32.5)	(6.0)
Actuarial Loss	145.7	29.1	41.1	11.6	10.3	1.6	2.3	0.7
Prior Service Cost/(Credit)	4.3	1.1	0.2	0.4	(23.6)	1.1	(16.9)	0.5
Total Net Periodic Benefit Expense/(Income)	$39.6	$14.3	$(2.7)	$1.6	$(45.0)	$—	$(36.4)	$(0.3)
Intercompany Allocations	N/A	$6.1	$6.5	$1.9	N/A	$(1.0)	$(1.3)	$(0.4)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2017				For the Year Ended December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$71.3	$18.5	$15.5	$9.7	$9.5	$1.9	$1.7	$1.3
Interest Cost	188.0	41.6	42.7	21.2	27.1	5.3	8.7	3.0
Expected Return on Plan Assets	(334.1)	(71.7)	(87.6)	(40.0)	(63.7)	(9.7)	(28.6)	(5.5)
Actuarial Loss	135.2	27.7	41.1	11.6	9.1	1.0	3.4	0.6
Prior Service Cost/(Credit)	4.5	1.5	0.6	0.5	(21.6)	1.1	(17.0)	0.6
Total Net Periodic Benefit Expense/(Income)	$64.9	$17.6	$12.3	$3.0	$(39.6)	$(0.4)	$(31.8)	$—
Intercompany Allocations	N/A	$9.8	$9.1	$3.3	N/A	$(0.7)	$(1.1)	$(0.5)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2019			2018			2017			2019			2018			2017
Discount Rate	2.63%	—	3.55%	3.85%	—	4.62%	3.20%	—	3.90%	3.85%	—	4.65%	3.28%	—	3.94%	3.48%	—	4.64%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.50%	—	4.00%	3.50%	—	4.00%	3.50%			N/A			N/A			N/A

For the Aquarion Pension and PBOP Plans, the expected long-term rate of return was 7 percent for the years ended December 31, 2019 and 2018. For the Aquarion PBOP Plan, the health care trend rate was a range of 3.5 percent to 6.75 percent for the year ended December 31, 2019, and 7 percent for the year ended December 31, 2018.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
Actuarial Losses/(Gains) Arising During the Year	$591.6	$48.6	$15.4	$0.7	$4.6	$6.4	$2.3	$(1.2)
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(137.8)	(140.1)	(5.4)	(5.6)	(8.0)	(9.9)	(0.3)	(0.4)
Actuarial Losses Securitized as Stranded Costs (1)	—	(36.7)	—	—	—	(0.8)	—	—
Prior Service Cost Arising During the Year	—	—	—	—	—	1.3	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(0.7)	(3.9)	(0.2)	(0.4)	25.1	23.6	(1.6)	—
Prior Service Cost Securitized as Stranded Costs (1)	—	(0.1)	—	—	—	(1.3)	—	—

(1) These amounts were reclassified to securitized regulatory assets in connection with the divestiture of PSNH's generation business. For further information see Note 2, "Regulatory Accounting" to the financial statements.

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2019 and 2018, as well as the amounts that are expected to be recognized as components in 2020:

	Regulatory Assets as of December 31,		Expected 2020 Expense/(Income)	AOCI as of December 31,		Expected 2020 Expense
(Millions of Dollars)	2019	2018		2019	2018
Pension and SERP
Actuarial Loss	$2,261.4	$1,807.6	$190.3	$90.8	$80.8	$7.2
Prior Service Cost	5.6	6.3	0.9	0.9	1.1	0.2
PBOP
Actuarial Loss	$203.9	$207.3	$8.3	$7.0	$5.0	$0.2
Prior Service (Credit)/Cost	(172.5)	(197.6)	(21.4)	1.0	2.6	0.2

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

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2020	2021	2022	2023	2024	2025 - 2029
Pension and SERP	$320.1	$328.7	$337.5	$346.5	$352.4	$1,813.1
PBOP	58.1	57.9	57.3	56.8	56.2	264.7

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, Eversource currently expects to make contributions of $105.0 million in 2020, of which $23.2 million and $19.5 million will be contributed by CL&P and PSNH, respectively.  The remaining $57.3 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service. Eversource currently estimates contributing $2.9 million to the PBOP Plans in 2020.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension and PBOP Plan assets and a 7 percent long-term rate of return for the Aquarion Plans to estimate its 2020 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2019		2018
	Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan		Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	15.0%	8.5%	15.0%	8.5%
Global	10.0%	8.75%	10.0%	8.75%
Non-United States	8.0%	8.5%	8.0%	8.5%
Emerging Markets	4.0%	10.0%	4.0%	10.0%
Debt Securities:
Fixed Income	13.0%	4.0%	13.0%	4.0%
Public High Yield Fixed Income	4.0%	6.5%	4.0%	6.5%
Private Debt	15.0%	9.0%	15.0%	9.0%
Private Equity	15.0%	12.0%	15.0%	12.0%
Real Assets	16.0%	7.5%	16.0%	7.5%

The taxable assets within the Eversource PBOP Plan have a target asset allocation of 70 percent equity securities and 30 percent fixed income securities. The target asset allocation for the Aquarion Pension Plan is 54 percent equity, 36 percent debt and 10 percent other. The target asset allocation for the Aquarion PBOP Plan is 54 percent equity, 41 percent debt and 5 percent other.

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2019				2018
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$592.6	$—	$1,349.9	$1,942.5	$443.4	$—	$1,377.8	$1,821.2
Fixed Income (2)	99.4	303.0	1,222.8	1,625.2	85.5	160.8	1,265.5	1,511.8
Private Equity	16.9	—	971.4	988.3	6.1	—	834.0	840.1
Real Assets (3)	58.7	—	615.0	673.7	62.9	—	569.1	632.0
Total	$767.6	$303.0	$4,159.1	$5,229.7	$597.9	$160.8	$4,046.4	$4,805.1
Less: 401(h) PBOP Assets (4)				(261.1)				(231.2)
Total Pension Assets				$4,968.6				$4,573.9

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2019				2018
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$158.0	$—	$187.0	$345.0	$91.9	$—	$210.5	$302.4
Fixed Income (2)	15.8	39.6	148.1	203.5	22.0	40.3	123.0	185.3
Private Equity	—	—	26.5	26.5	—	—	32.7	32.7
Real Assets (3)	51.2	—	48.6	99.8	27.5	—	70.5	98.0
Total	$225.0	$39.6	$410.2	$674.8	$141.4	$40.3	$436.7	$618.4
Add: 401(h) PBOP Assets (4)				261.1				231.2
Total PBOP Assets				$935.9				$849.6

(1)
United States, Global, Non-United States and Emerging Markets equity securities that are uncategorized include investments in commingled funds and hedge funds that are overlaid with equity index swaps and futures contracts.

(2)
Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic and fixed income strategies, and hedge funds that are overlaid with fixed income futures.

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

Fixed income securities, such as government issued securities and corporate bonds, are included in Level 2 and are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The pricing models utilize observable inputs such as recent trades for the same or similar instruments, yield curves, discount margins and bond structures. Swaps are valued using pricing models that incorporate interest rates and equity and fixed income index closing prices to determine a net present value of the cash flows.

Certain investments, such as commingled funds, private equity investments, real estate funds and hedge funds are valued using the net asset value (NAV) as a practical expedient. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Private Equity investments, Fixed Income partnership funds and Real Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments, or the NAV of underlying assets held in hedge funds. Assets valued at NAV are uncategorized in the fair value hierarchy.

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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2019	$41.6	$5.5	$10.3	$3.5
2018	38.4	5.0	9.7	3.3
2017	34.5	4.6	8.5	3.7

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 6,700,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2019 and 2018, Eversource had 3,302,526 and 3,720,650 common shares, respectively, available for issuance under these plans.

Eversource accounts for its various share-based plans as follows:

•
RSUs - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period based upon the fair value of Eversource's common shares at the date of grant.  The par value of RSUs is reclassified to Common Stock from Capital Surplus, Paid In as RSUs become issued as common shares.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2018	782,365	$50.25
Granted	271,144	$67.91
Shares Issued	(263,219)	$55.34
Forfeited	(16,127)	$63.31
Outstanding as of December 31, 2019	774,163	$54.43

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2019, 2018 and 2017 was $67.91, $56.69 and $55.97, respectively.  As of December 31, 2019 and 2018, the number and weighted average grant-date fair value of unvested RSUs was 439,293 and $63.06 per share, and 424,119 and $56.57 per share, respectively.  During 2019, there were 236,359 RSUs at a weighted average grant-date fair value of $57.47 per share that vested during the year and were either paid or deferred.  As of December 31, 2019, 334,870 RSUs were fully vested and deferred and an additional 417,328 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2018	499,564	$56.08
Granted	165,022	$68.33
Shares Issued	(162,959)	$55.69
Forfeited	(14,720)	$58.20
Outstanding as of December 31, 2019	486,907	$60.30

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2019, 2018 and 2017 was $68.33, $56.77 and $55.70, respectively.  As of December 31, 2019 and 2018, the number and weighted average grant-date fair value of unvested performance shares was 427,894 and $60.38 per share, and 366,995 and $56.17 per share, respectively.  During 2019, there were 88,664 performance shares at a weighted average grant-date fair value of $58.13 per share that vested during the year and were either paid or deferred.  As of December 31, 2019, 59,013 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Compensation Expense	$27.3	$21.4	$19.7
Future Income Tax Benefit	7.0	5.4	8.0

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$9.8	$9.7	$3.3	$7.8	$7.7	$2.9	$7.0	$7.0	$3.2
Future Income Tax Benefit	2.5	2.5	0.8	2.0	1.9	0.7	2.9	2.8	1.3

As of December 31, 2019, there was $24.4 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $5.3 million for CL&P, $5.3 million for NSTAR Electric and $2.1 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.75 years for Eversource, 1.79 years for CL&P and NSTAR Electric, and 1.78 years for PSNH.

An income tax rate of 25 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards.  Beginning in 2019, the Company began issuing treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2019, 2018 and 2017, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $1.5 million, $1.5 million, and $2.9 million, respectively, which increased cash flows from operating activities on the statements of cash flows.
D.     Other Retirement Benefits
Eversource provides retirement and other benefits for certain current and past company officers.  These benefits are accounted for on an accrual basis and expensed over a period equal to the service lives of the employees.  The actuarially-determined liability for these benefits is included in Other Current and Long-Term Liabilities on the balance sheets. The related expense, which includes the allocation of expense associated with Eversource's service company officers that support CL&P, NSTAR Electric and PSNH, is included in Operations and Maintenance Expense on the income statements. The liability and expense amounts are as follows:

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2019	2018	2017
Actuarially-Determined Liability	$52.0	$49.1	$53.4
Other Retirement Benefits Expense	2.7	2.7	2.8

	As of and For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.2	$0.1	$1.7	$0.3	$0.1	$1.7	$0.3	$0.1	$1.9
Other Retirement Benefits Expense	1.0	0.9	0.4	1.1	1.1	0.4	1.0	1.0	0.5

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2019	2018	2017
Current Income Taxes:
Federal	$56.9	$106.5	$58.9
State	10.5	10.6	31.6
Total Current	67.4	117.1	90.5
Deferred Income Taxes, Net:
Federal	138.4	122.6	433.0
State	71.4	52.2	58.6
Total Deferred	209.8	174.8	491.6
Investment Tax Credits, Net	(3.7)	(2.9)	(3.2)
Income Tax Expense	$273.5	$289.0	$578.9

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$68.4	$82.6	$22.9	$54.2	$79.3	$12.2	$50.9	$107.8	$18.6
State	15.4	18.2	2.2	20.9	30.0	(0.5)	17.4	25.6	6.2
Total Current	83.8	100.8	25.1	75.1	109.3	11.7	68.3	133.4	24.8
Deferred Income Taxes, Net:
Federal	35.2	0.1	5.8	48.5	27.9	15.4	123.9	88.1	52.7
State	18.8	27.0	10.1	6.4	13.5	20.5	(4.6)	22.4	11.2
Total Deferred	54.0	27.1	15.9	54.9	41.4	35.9	119.3	110.5	63.9
Investment Tax Credits, Net	(0.8)	(2.6)	—	(0.9)	(1.8)	—	(1.0)	(1.8)	—
Income Tax Expense	$137.0	$125.3	$41.0	$129.1	$148.9	$47.6	$186.6	$242.1	$88.7

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2019	2018	2017
Income Before Income Tax Expense	$1,190.1	$1,329.5	$1,574.4

Statutory Federal Income Tax Expense at 21% in 2019 and 2018, and 35% in 2017	249.9	279.2	551.0
Tax Effect of Differences:
Depreciation	1.9	(30.8)	(10.8)
Investment Tax Credit Amortization	(3.7)	(2.9)	(3.2)
State Income Taxes, Net of Federal Impact	24.6	44.4	47.7
Dividends on ESOP	(5.1)	(5.1)	(8.4)
Tax Asset Valuation Allowance/Reserve Adjustments	40.1	5.2	7.0
Excess Stock Benefit	(1.5)	(1.5)	(2.9)
EDIT Amortization	(37.4)	(5.0)	—
Other, Net	4.7	5.5	(1.5)
Income Tax Expense	$273.5	$289.0	$578.9
Effective Tax Rate	23.0%	21.7%	36.8%

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$547.8	$557.3	$175.0	$506.8	$532.0	$163.5	$563.4	$616.8	$224.7

Statutory Federal Income Tax Expense at 21% in 2019 and 2018, and 35% in 2017	115.0	117.0	36.8	106.4	111.7	34.3	197.2	215.9	78.6
Tax Effect of Differences:
Depreciation	(0.2)	(3.0)	(0.8)	(1.2)	(2.8)	0.1	(5.2)	(3.0)	1.1
Investment Tax Credit Amortization	(0.8)	(2.6)	—	(0.9)	(1.8)	—	(1.0)	(1.8)	—
State Income Taxes, Net of Federal Impact	2.5	35.7	9.8	14.5	33.2	15.8	4.5	31.2	11.3
Tax Asset Valuation Allowance/Reserve Adjustments	24.5	—	—	7.1	1.2	—	(9.5)	—	—
Excess Stock Benefit	(0.5)	(0.5)	(0.2)	(0.1)	(0.1)	(0.1)	(0.7)	(0.7)	(0.3)
EDIT Amortization	(5.8)	(22.9)	(4.0)	—	—	(4.4)	—	—	—
Other, Net	2.3	1.6	(0.6)	3.3	7.5	1.9	1.3	0.5	(2.0)
Income Tax Expense	$137.0	$125.3	$41.0	$129.1	$148.9	$47.6	$186.6	$242.1	$88.7
Effective Tax Rate	25.0%	22.5%	23.4%	25.5%	28.0%	29.1%	33.1%	39.2%	39.5%

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

	As of December 31,
	2019				2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$509.4	$125.4	$54.8	$46.7	$388.2	$94.5	$35.0	$31.1
Derivative Liabilities	105.0	103.6	—	—	111.4	111.4	—	—
Regulatory Deferrals - Liabilities	267.0	37.1	165.7	19.0	299.3	38.6	195.5	16.1
Allowance for Uncollectible Accounts	56.7	25.7	17.7	2.8	54.0	23.1	17.8	3.0
Tax Effect - Tax Regulatory Liabilities	830.4	333.5	280.9	111.3	830.3	336.8	288.9	111.7
Net Operating Loss Carryforwards	9.1	—	—	—	28.5	—	—	0.6
Purchase Accounting Adjustment	58.7	—	—	—	64.2	—	—	—
Other	190.4	92.0	35.8	20.0	166.2	81.1	15.6	33.4
Total Deferred Tax Assets	2,026.7	717.3	554.9	199.8	1,942.1	685.5	552.8	195.9
Less: Valuation Allowance	43.0	24.9	—	—	19.5	10.7	—	—
Net Deferred Tax Assets	$1,983.7	$692.4	$554.9	$199.8	$1,922.6	$674.8	$552.8	$195.9
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$3,901.0	$1,362.2	$1,391.9	$428.9	$3,724.2	$1,293.3	$1,342.4	$410.6
Property Tax Accruals	76.8	36.8	29.0	4.7	73.2	35.4	26.3	5.2
Regulatory Amounts:
Regulatory Deferrals - Assets	1,155.6	340.7	276.2	260.9	1,025.9	320.1	277.4	213.8
Tax Effect - Tax Regulatory Assets	238.2	171.7	11.7	8.3	238.9	167.0	9.7	8.1
Goodwill Regulatory Asset - 1999 Merger	90.6	—	77.8	—	95.2	—	81.7	—
Derivative Assets	19.7	19.7	—	—	20.1	19.9	—	—
Other	257.6	5.9	125.6	3.2	251.1	5.9	109.8	39.4
Total Deferred Tax Liabilities	$5,739.5	$1,937.0	$1,912.2	$706.0	$5,428.6	$1,841.6	$1,847.3	$677.1

2017 Federal Legislation: On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations.  In particular, the act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  For our regulated companies, the most significant changes are (1) the benefit of incurring a lower federal income tax expense and (2) the reduction in ADIT liabilities (now excess ADIT or EDIT), which are estimated to be approximately $2.8 billion and are included in regulatory liabilities as of December 31, 2019. In 2019, Eversource refunded $51.5 million ($7.9 million at CL&P, $31.5 million at NSTAR Electric, $5.6 million at PSNH, $1.4 million at Yankee Gas and $5.1 million at NSTAR Gas) to customers. See Note 2, "Regulatory Accounting," to the financial statements for further information.

2019 Federal Legislation:  On December 20, 2019, the "Further Consolidated Appropriations Act, 2020," became law, which provided a one-year extension of the production tax credit or the investment tax credit for renewable wind projects under Section 45 of the Internal Revenue Code of 1986 on which construction begins before January 1, 2021. If construction begins on a qualifying wind project in 2020, the project will qualify for a production tax credit of $15 per MWh or an 18 percent investment tax credit.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2019					2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$19.8	$—	$—	$—	2033 - 2037	$103.6	$—	$—	$—	2033 - 2037
Federal Charitable Contribution	—	—	—	—	2020 - 2022	2.2	—	—	—	2020 - 2022
State Net Operating Loss	65.5	—	—	—	2020 - 2038	80.7	—	—	—	2019 - 2038
State Tax Credit	168.1	122.3	—	—	2019 - 2024	148.9	107.0	—	—	2018 - 2023
State Charitable Contribution	9.9	—	—	—	2019 - 2023	9.6	—	—	—	2019 - 2023

In 2019, the company increased its valuation allowance reserve for state credits by $18.5 million ($14.2 million for CL&P), net of tax, to reflect an update for expired tax credits. In 2018, the Company increased its valuation allowance reserve for state credits by $5.2 million ($4.4 million for CL&P), net of tax, to reflect an update for expired tax credits.

For 2019 and 2018, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $43.0 million and $19.5 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2017	$48.4	$15.3
Gross Increases - Current Year	11.4	4.7
Gross Decreases - Prior Year	(0.9)	(0.5)
Lapse of Statute of Limitations	(7.2)	(1.4)
Balance as of December 31, 2017	51.7	18.1
Gross Increases - Current Year	9.2	3.2
Gross Decreases - Prior Year	(6.5)	(0.9)
Lapse of Statute of Limitations	(8.5)	(2.2)
Balance as of December 31, 2018	45.9	18.2
Gross Increases - Current Year	12.1	4.0
Gross Increases - Prior Year	3.4	3.3
Lapse of Statute of Limitations	(6.4)	(2.4)
Balance as of December 31, 2019	$55.0	$23.1

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

	Other Interest Expense/(Income)			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2019	2018	2017	2019	2018
Eversource	$—	$(1.7)	$—	$0.1	$0.1

Tax Positions:  During 2019 and 2018, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2019:

Description	Tax Years
Federal	2019
Connecticut	2016 - 2019
Massachusetts	2016 - 2019
New Hampshire	2017 - 2019

Eversource does not estimate to have an earnings impact related to unrecognized tax benefits during the next twelve months.

13.     COMMITMENTS AND CONTINGENCIES

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2018	$54.9	$4.7	$2.7	$5.7
Additions	23.5	1.9	9.7	—
Payments/Reductions	(13.7)	(1.2)	(1.5)	(0.3)
Balance as of December 31, 2018	64.7	5.4	10.9	5.4
Additions	26.5	7.0	0.5	2.8
Payments/Reductions	(10.2)	(1.0)	(3.4)	(0.7)
Balance as of December 31, 2019	$81.0	$11.4	$8.0	$7.5

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2019	57	15	15	9
2018	60	15	16	9

The increase in the reserve balance was due primarily to changes in cost estimates at certain MGP sites at the natural gas companies, at CL&P and at PSNH, for which additional remediation will be required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $67.9 million and $50.1 million as of December 31, 2019 and 2018, respectively, and related primarily to the natural gas business segment.

As of December 31, 2019, for 6 environmental sites (1 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2019, $35.9 million (including $0.4 million for CL&P) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $35 million ($0.5 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2019, for 15 environmental sites (7 for CL&P and 4 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2019, $7.4 million (including $2.3 million for CL&P and $1.9 million for NSTAR Electric) had been accrued as a liability for these sites.  As of December 31, 2019, for the remaining 36 environmental sites (including 7 for CL&P, 11 for NSTAR Electric and 9 for PSNH) that are included in the Company's reserve for environmental costs, the $37.7 million accrual (including $8.7 million for CL&P, $6.1 million for NSTAR Electric and $7.5 million for PSNH) represents management's best estimate of the probable liability and no additional loss is anticipated at this time.

PSNH, NSTAR Gas and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2019 are as follows:

Eversource
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Renewable Energy	$614.6	$594.3	$651.7	$629.1	$624.8	$3,590.6	$6,705.1
Purchased Power and Capacity	73.5	69.0	75.1	81.6	75.9	71.5	446.6
Peaker CfDs	22.4	23.0	16.9	20.1	15.5	29.8	127.7
Natural Gas Procurement	266.2	255.3	202.8	166.7	165.7	1,093.3	2,150.0
Transmission Support Commitments	22.1	—	—	—	—	—	22.1
Total	$998.8	$941.6	$946.5	$897.5	$881.9	$4,785.2	$9,451.5

CL&P
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Renewable Energy	$457.3	$459.6	$514.4	$516.2	517.4	2,790.6	$5,255.5
Purchased Power and Capacity	69.8	65.3	71.4	78.0	72.9	55.5	412.9
Peaker CfDs	22.4	23.0	16.9	20.1	15.5	29.8	127.7
Transmission Support Commitments	8.7	—	—	—	—	—	8.7
Total	$558.2	$547.9	$602.7	$614.3	$605.8	$2,875.9	$5,804.8

NSTAR Electric
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Renewable Energy	$95.5	$91.2	$91.4	$66.6	$63.8	$418.1	$826.6
Purchased Power and Capacity	3.1	3.1	3.1	3.0	3.0	16.0	31.3
Transmission Support Commitments	8.7	—	—	—	—	—	8.7
Total	$107.3	$94.3	$94.5	$69.6	$66.8	$434.1	$866.6

PSNH
(Millions of Dollars)	2020	2021	2022	2023	2024	Thereafter	Total
Renewable Energy	$61.8	$43.5	$45.9	$46.3	$43.6	$381.9	$623.0
Purchased Power and Capacity	0.6	0.6	0.6	0.6	—	—	2.4
Transmission Support Commitments	4.7	—	—	—	—	—	4.7
Total	$67.1	$44.1	$46.5	$46.9	$43.6	$381.9	$630.1

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2039 for CL&P, 2040 for NSTAR Electric and 2033 for PSNH.

On December 28, 2018, under Public Act 17-3, "An Act Concerning Zero Carbon Procurement," DEEP selected the Millstone Nuclear Power Station generation facility and Seabrook Nuclear Power Plant, along with smaller generation facilities, in DEEP’s zero-carbon request for proposal. CL&P and UI were directed by DEEP to enter into ten-year contracts to purchase a combined total of approximately 9 million MWh annually from the Millstone generation facility. On March 15, 2019, CL&P and UI each signed a ten-year contract with the owner of Millstone Nuclear Power Station in order to purchase a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. PURA approved the contracts on September 18, 2019. Energy deliveries and payments under these contracts began in the fourth quarter of 2019.

CL&P and UI were also directed by DEEP to enter into eight-year contracts to purchase a combined amount of approximately 18 percent of the facility's output (approximately 15 percent by CL&P), from the Seabrook Nuclear Power Plant beginning January 1, 2022. The Seabrook Nuclear Power Plant has an approximate 1,250 MW nameplate capacity. On November 22, 2019, CL&P and UI each signed an eight-year contract with the owner of the Seabrook Nuclear Power Plant. PURA approved the contracts on November 27, 2019.

The total estimated cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $4.1 billion and are reflected in the table above. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These new contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and DPU, respectively, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

Purchased Power and Capacity:  These contracts include capacity CfDs of CL&P through 2026, and various IPP contracts or purchase obligations for electricity which extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

CL&P, along with UI, has three capacity CfDs for a total of approximately 676 MW of capacity consisting of two generation units and one demand response project.  The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI shares 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts for the purchase of energy supply, the amounts of which vary with customers' energy needs.

Peaker CfDs:  CL&P, along with UI, has three peaker CfDs for a total of approximately 500 MW of peaking capacity through 2042.  CL&P has a sharing agreement with UI, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs will be recoverable from, or refunded to, CL&P's customers.

Natural Gas Procurement:  Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies, which extend through 2038.

Transmission Support Commitments:  Along with other New England utilities, CL&P, NSTAR Electric and PSNH entered into agreements in 1985 to support transmission and terminal facilities that were built to import electricity from the Hydro-Québec system in Canada. CL&P, NSTAR Electric and PSNH are obligated to pay, over a 30-year period ending in 2020, their proportionate shares of the annual operation and maintenance expenses and capital costs of those facilities. Future transmission support agreements beginning in the second half of 2020 are under negotiation.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Renewable Energy	$320.8	$218.5	$235.5
Purchased Power and Capacity	62.1	72.0	103.9
Peaker CfDs	13.0	20.9	38.7
Natural Gas Procurement	448.5	432.4	377.0
Transmission Support Commitments	21.8	23.4	19.8
Coal, Wood and Other (1)	—	—	47.7

	For the Years Ended December 31,
	2019			2018			2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy	$160.6	$89.9	$70.3	$63.2	$89.8	$65.5	$51.0	$123.7	$60.8
Purchased Power and Capacity	50.4	5.1	6.6	49.4	4.4	18.2	81.0	4.0	18.9
Peaker CfDs	13.0	—	—	20.9	—	—	38.7	—	—
Transmission Support Commitments	8.6	8.6	4.6	9.2	9.2	5.0	7.8	7.8	4.2
Coal, Wood and Other (1)	—	—	—	—	—	—	—	—	47.7

(1) PSNH previously entered into various arrangements for the purchase of coal, wood and the transportation services for fuel supply for its electric generating assets. In 2018, Eversource and PSNH completed the sales of PSNH's thermal and hydroelectric generation assets. Upon sale, the remaining future contractual obligations were transferred to the respective buyers. See Note 14, "Generation Asset Sale," for further information.

C.     Spent Nuclear Fuel Obligations - Yankee Companies
CL&P, NSTAR Electric and PSNH have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear power facilities and are now engaged in the long-term storage of their spent fuel. The Yankee Companies fund these costs through litigation proceeds received from the DOE and, to the extent necessary, through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric and PSNH. CL&P, NSTAR Electric and PSNH, in turn recover these costs from their customers through state regulatory commission-approved retail rates. The Yankee Companies collect amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants. Management believes CL&P and NSTAR Electric will recover their shares of these obligations from their customers. PSNH has recovered its total share of these costs from its customers.

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to accept delivery of, and provide for a permanent facility to store, spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE. The court previously awarded the Yankee Companies damages for Phases I, II and III of litigation resulting from the DOE's failure to meet its contractual obligations. These Phases covered damages incurred in the years 1998 through 2012, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed a fourth set of lawsuits against the DOE in the Court of Federal
Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million.  The court awarded CYAPC, YAEC, and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, each of the Yankee Companies received the damages proceeds. On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019. CYAPC's and YAEC's proceeds received were classified as operating activities on the Eversource consolidated statement of cash flows.

In September 2019, the Yankee Companies made a required informational filing with FERC as to the use of proceeds, for which approval was received in the fourth quarter of 2019. In December 2019, YAEC and MYAPC returned proceeds of $5.4 million and $21.0 million, respectively, to its member companies, of which the Eversource utilities (CL&P, NSTAR Electric and PSNH) received a total of $2.8 million from YAEC and $5.0 million from MYAPC. The Eversource utilities will ultimately refund these proceeds to utility customers. Also, in December 2019, CYAPC paid $29.0 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of December 31, 2019:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
Various	Surety Bonds (1)	$29.2	2020 - 2021
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	6.5	2024
Bay State Wind LLC	Real Estate Purchase	2.5	2020
Sunrise Wind LLC	Offshore Wind (2)	2.2	—

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(2)
On October 25, 2019, Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guaranty Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 25, 2019, by and between NYSERDA and Sunrise Wind LLC. Obligations of Eversource parent under the guaranty expire at such time as the guaranteed obligations have been fully performed. The Company regularly reviews performance risk under this arrangement, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. As of December 31, 2019, the fair value of the guarantee was immaterial.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line would go into commercial operation, Eversource parent would guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. In the second quarter of 2019, Eversource concluded that construction of the NPT project was no longer probable. For further information regarding the impairment of NPT, see Note 1D, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements. While this guaranty is currently outstanding, it is expected to be extinguished in connection with the final dissolution of NPT.

E.    FERC ROE Complaints
Four separate complaints were filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively, the Complainants). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE for transmission incentive (incentive cap) of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the Court).

All amounts associated with the first complaint period have been refunded, which totaled $38.9 million (pre-tax and excluding interest) at Eversource and reflected both the base ROE and incentive cap prescribed by the FERC order. The refund consisted of $22.4 million for CL&P, $13.7 million for NSTAR Electric and $2.8 million for PSNH.

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2019.

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

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, for the NETOs, which FERC concludes are of average financial risk, the preliminary just and reasonable base ROE is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent.

If the results of the illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods. These preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order.

On November 21, 2019, FERC issued an order concerning the transmission ROEs for the Midcontinent ISO transmission owners (MISO). In that order, FERC adopted another new methodology for determining base ROEs for MISO, which differed significantly from the methodology and framework set forth in its October 16, 2018 FERC order on the NETOs’ ROE dockets. On December 23, 2019, the NETOs filed a Supplemental Paper Hearing Brief and a Motion to supplement the record in the NETO ROE dockets to respond to the new methodology proposed in the MISO order, as there is uncertainty to whether it may be applied to the NETOs’ cases. On January 21, 2020, the FERC issued an order granting rehearing for further consideration to give the FERC more time to act on the substantive issues of the MISO ROE proceedings. Further changes to the methodology by FERC are possible as a result of the arguments in both the MISO and NETO proceedings. Given the significant uncertainty relating to the October 2018 FERC order, the November 2019 FERC order to MISO, and the FERC's rehearing of the MISO order, the Company is unable to predict the potential effect of the MISO order on the NETO complaints or the outcome of the four complaints and concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. Further, the Company cannot reasonably estimate a range of gain or loss for any of the four complaint proceedings.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

F.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, HEEC, and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the Defendants).  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to compel HEEC to comply with cable depth requirements in the United States Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Upon the installation and completion of the new cable and the removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice. Construction of the new distribution cable was completed in August 2019 and removal of the portions of the existing cable was completed in January 2020.

NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit resulted in the initial $17.5 million of construction costs on the new cable being expensed as incurred, all of which was fully expensed in 2018. In connection with the new cable that was placed into service, a corresponding ARO was recognized for approximately $32 million within Other Long-Term Liabilities on the Eversource and NSTAR Electric balance sheets as of December 31, 2019.  For further information on the ARO, see Note 7, "Asset Retirement Obligations," to the financial statements.

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

14.    GENERATION ASSET SALE

On January 10, 2018, PSNH completed the sale of its thermal generation assets. The original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets. The original purchase price of $83 million was adjusted to reflect contractual adjustments totaling $5.8 million, resulting in net proceeds of $77.2 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.3 million. An estimated gain from the sale of these assets was included as an offset to the total remaining costs associated with the sale of generation assets that were securitized on May 8, 2018.

On May 8, 2018, PSNH Funding issued $635.7 million of securitized RRBs to finance PSNH's unrecovered remaining costs resulting from the divestiture of its generation assets, which included the deferred costs resulting from the sale of the thermal generation assets. These RRBs are secured by a non-bypassable charge recoverable from PSNH customers. PSNH recorded regulatory assets and other deferred costs in connection with the generation asset divestiture and the securitization of remaining costs, which are probable of recovery through collection of the non-bypassable charge. As of December 31, 2019 and 2018, unamortized securitized stranded costs totaled $565.3 million and $608.4 million, respectively, and are included in Regulatory Assets on the Eversource and PSNH balance sheets. For further information on the securitized RRB issuance, see Note 10, "Rate Reduction Bonds and Variable Interest Entities."

On November 27, 2019, PSNH filed a motion for the commencement of audit of divestiture-related costs. PSNH’s actual balance of costs eligible for recovery as divestiture-related costs is $654.0 million, which is above the $635.7 million amount securitized in May 2018. PSNH proposed to recover this balance through the SCRC tracker mechanism and believes the amount deferred is probable of recovery. These deferred costs are recorded in Other Long-Term Assets on the balance sheet.

For the year ended December 31, 2018, pre-tax income associated with the hydroelectric assets prior to the sale on August 26, 2018 was $9.9 million. For the year ended December 31, 2017, pre-tax income associated with PSNH's generation assets was $60.0 million. As of December 31, 2018, all generation assets had been sold.

15.     LEASES

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

For leases entered into or modified after the January 1, 2019 implementation date, the discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on each company's collateralized incremental interest rate to borrow over a comparable term for an individual lease because the rate implicit in the lease is not determinable.

CL&P and PSNH entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not recognized as a lease liability on the balance sheet and are not reflected in the future minimum lease payments table below.  Expense related to these contracts is included as variable lease cost in the table below. The expense and long-term obligation for these contracts are also included in Note 13B, "Commitments and Contingencies - Long-Term Contractual Arrangements," to the financial statements.

The components of lease cost, prior to amounts capitalized, are as follows:

	For the Year Ended December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Financing Lease Cost:
Amortization of Right-of-use-Assets	$1.7	$0.7	$0.2	$0.1
Interest on Lease Liabilities	1.2	0.6	0.6	—
Total Finance Lease Cost	2.9	1.3	0.8	0.1
Operating Lease Cost	11.7	0.5	3.4	0.1
Variable Lease Cost	60.5	13.3	—	47.2
Total Lease Cost	$75.1	$15.1	$4.2	$47.4

Operating lease rental payments charged to expense in 2018 and 2017 (which exclude CL&P's and PSNH's energy purchase contracts) were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$10.8	$10.9	$11.8	$2.5
2017	10.5	11.7	11.3	3.3

Operating lease cost, net of the capitalized portion, is included in Operations and Maintenance (or Purchased Power, Fuel and Transmission expense for transmission segment leases) on the statements of income. Amortization of finance lease assets is included in Depreciation on the statements of income. Interest expense on finance leases is included in Interest Expense on the statements of income.

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2019
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$49.9	$0.7	$24.2	$0.4
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$8.6	$0.5	$0.7	$0.1
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	41.3	0.2	23.5	0.3
Total Operating Lease Liabilities		$49.9	$0.7	$24.2	$0.4
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$8.2	$1.9	$3.3	$0.9
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$2.4	$1.6	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	8.1	1.4	4.4	0.8
Total Finance Lease Liabilities		$10.5	$3.0	$4.4	$0.9

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows (in millions of dollars, unless otherwise noted):

	Eversource	CL&P	NSTAR Electric	PSNH
As of December 31, 2019
Weighted-Average Remaining Lease Term (Years):
Operating Leases	12	2	20	9
Finance Leases	12	2	22	9
Weighted-Average Discount Rate (Percentage):
Operating Leases	3.9%	2.5%	4.1%	3.7%
Finance Leases	4.0%	10.5%	2.9%	3.5%

	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.4	$0.4	$1.6	$0.1
Operating Cash Flows from Finance Leases	1.2	0.6	0.6	—
Financing Cash Flows from Finance Leases	2.6	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.9	1.0	0.1	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.0	—	—	—

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2019 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Year Ending December 31,
2020	$10.2	$0.5	$1.8	$0.1	$3.4	$2.0	$0.6	$0.1
2021	9.0	0.2	1.6	0.1	2.9	1.5	0.6	0.1
2022	7.4	—	1.6	0.1	1.5	—	0.6	0.1
2023	4.9	—	1.6	—	0.8	—	0.6	0.1
2024	2.8	—	1.7	—	0.8	—	0.7	0.1
Thereafter	28.9	0.1	28.7	0.2	13.1	—	12.6	0.5
Future lease payments	63.2	0.8	37.0	0.5	22.5	3.5	15.7	1.0
Less amount representing interest	13.3	0.1	12.8	0.1	12.0	0.5	11.3	0.1
Present value of future minimum lease payments	$49.9	$0.7	$24.2	$0.4	$10.5	$3.0	$4.4	$0.9

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

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$162.0	$116.2	$117.8	$43.0	$44.2	$—	$—
Long-Term Debt	14,098.2	15,170.2	3,518.1	4,058.0	3,342.1	3,659.9	951.6	1,005.7
Rate Reduction Bonds	583.3	625.9	—	—	—	—	583.3	625.9

As of December 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.8	$116.2	$113.8	$43.0	$43.0	$—	$—
Long-Term Debt	13,086.1	13,154.9	3,254.0	3,429.2	2,944.8	3,024.1	805.2	819.5
Rate Reduction Bonds	635.7	645.8	—	—	—	—	635.7	645.8

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

17.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(4.4)	$(0.5)	$(55.1)	$(60.0)	$(6.2)	$—	$(60.2)	$(66.4)

OCI Before Reclassifications	—	1.2	(13.3)	(12.1)	—	(0.5)	0.3	(0.2)
Amounts Reclassified from AOCI	1.4	—	5.6	7.0	1.8	—	4.8	6.6
Net OCI	1.4	1.2	(7.7)	(5.1)	1.8	(0.5)	5.1	6.4
Balance as of December 31st	$(3.0)	$0.7	$(62.8)	$(65.1)	$(4.4)	$(0.5)	$(55.1)	$(60.0)

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

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects recognized in AOCI were net deferred tax assets of $4.4 million and $4.1 million in 2019 and 2017, respectively, and deferred tax liabilities of $0.2 million in 2018.

Eversource did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to Retained Earnings as permitted by ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2019	2018	2017
Qualified Cash Flow Hedging Instruments	$(2.5)	$(2.8)	$(3.3)	Interest Expense
Tax Effect	1.1	1.0	1.3	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(1.4)	$(1.8)	$(2.0)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(5.7)	$(6.0)	$(6.2)	Other Income, Net (1)
Amortization of Prior Service Cost	(1.8)	(0.4)	(1.1)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(7.5)	(6.4)	(7.3)
Tax Effect	1.9	1.6	2.8	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(5.6)	$(4.8)	$(4.5)
Total Amounts Reclassified from AOCI, Net of Tax	$(7.0)	$(6.6)	$(6.5)

(1)
These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1M, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

As of December 31, 2019, it is estimated that a pre-tax amount of $2.5 million ($0.7 million for NSTAR Electric and $1.8 million for PSNH) will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.  In addition, it is estimated that a pre-tax amount of $7.8 million will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of Pension, SERP and PBOP costs.

18.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreement.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2019, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2019.

The Retained Earnings balances subject to dividend restrictions were $4.2 billion for Eversource, $1.8 billion for CL&P, $2.3 billion for NSTAR Electric and $490.3 million for PSNH as of December 31, 2019.

CL&P, NSTAR Electric and PSNH are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric and PSNH, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and on NSTAR Gas, Yankee Gas, Aquarion Water Company of Connecticut, Aquarion Water Company of Massachusetts and Aquarion Water Company of New Hampshire. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.

19.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2019 and 2018	Issued as of December 31,
			2019	2018
Eversource	$5	380,000,000	345,858,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuance and Forward Sale Agreement: On June 4, 2019, Eversource completed an equity offering of 17,940,000 common shares, consisting of 5,980,000 common shares issued directly by the Company and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. The issuance of 5,980,000 common shares resulted in proceeds of $426.9 million, net of issuance costs.

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

On December 30, 2019, Eversource physically settled a portion of the forward sale agreement by delivering 6,000,000 common shares in exchange for net proceeds of $425.4 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price of $71.48 per share, as adjusted in accordance with the forward sale agreement.

The 2019 issuances of 11,980,000 common shares resulted in proceeds of $852.3 million, net of issuance costs, and were reflected in shareholders’ equity and as financing activities on the statement of cash flows.

Eversource’s intent is to physically settle the forward sale agreement by issuing common shares. As of December 31, 2019, if Eversource had elected to net settle the forward sale agreement, Eversource would have been required to pay $84.4 million under a cash settlement or would have been required to deliver 992,189 common shares under a net share settlement.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement have or will be recorded in the financial statements until settlements take place. Prior to any settlements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 22, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received upon the direct issuance of common shares and the net proceeds received upon partial settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Treasury Shares: As of December 31, 2019 and 2018, there were 15,977,757 and 16,992,594 Eversource common shares held as treasury shares, respectively.  As of December 31, 2019 and 2018, there were 329,880,645 and 316,885,808 Eversource common shares outstanding, respectively.

Beginning in 2019, Eversource began issuing treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

20.     PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The CL&P and NSTAR Electric preferred stock is not subject to mandatory redemption and is presented as a noncontrolling interest of a subsidiary in Eversource's financial statements.

CL&P is authorized to issue up to 9,000,000 shares of preferred stock, par value $50 per share, and NSTAR Electric is authorized to issue 2,890,000 shares of preferred stock, par value $100 per share. Holders of preferred stock of CL&P and NSTAR Electric are entitled to receive cumulative dividends in preference to any payment of dividends on the common stock. Upon liquidation, holders of preferred stock of CL&P and NSTAR Electric are entitled to receive a liquidation preference before any distribution to holders of common stock in an amount equal to the par value of the preferred stock plus accrued and unpaid dividends. If the net assets were to be insufficient to pay the liquidation preference in full, then the net assets would be distributed ratably to all holders of preferred stock. The preferred stock of CL&P and NSTAR Electric is subject to optional redemption by the CL&P and NSTAR Electric Boards of Directors at any time.

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2019	2018	2019	2018
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	23	$—	$—
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

21.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2019, 2018 and 2017.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2019 and 2018.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2019, 2018 and 2017, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

22.     EARNINGS PER SHARE

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

As described in Note 19, "Common Shares," earnings per share dilution, if any, related to the forward sale agreement will be determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of Eversource's common shares is higher than the adjusted forward sale price.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2019	2018	2017
Net Income Attributable to Common Shareholders	$909.1	$1,033.0	$988.0
Weighted Average Common Shares Outstanding:
Basic	321,416,086	317,370,369	317,411,097
Dilutive Effect of:
Share-Based Compensation Awards and Other	762,215	623,565	620,483
Equity Forward Sale Agreement	763,335	—	—
Total Dilutive Effect	1,525,550	623,565	620,483
Diluted	322,941,636	317,993,934	318,031,580
Basic EPS	$2.83	$3.25	$3.11
Diluted EPS	$2.81	$3.25	$3.11

23.    REVENUES

On January 1, 2018, Eversource, including CL&P, NSTAR Electric and PSNH, adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective approach. The core principle of this accounting guidance is that revenue is recognized when promised goods or services (referred to as performance obligations) are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. A five-step model is used for recognizing and measuring revenue from contracts with customers, which includes identifying the contract with the customer, identifying the performance obligations promised within the contract, determining the transaction price (the amount of consideration to which the company expects to be entitled), allocating the transaction price to the performance obligations and recognizing revenue when (or as) the performance obligation is satisfied.

The following table presents operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,723.7	$555.1	$—	$132.3	$—	$—	$4,411.1
Commercial	2,584.8	347.6	—	63.9	—	(4.3)	2,992.0
Industrial	331.8	96.9	—	4.5	—	(11.6)	421.6
Total Retail Tariff Sales Revenues	6,640.3	999.6	—	200.7	—	(15.9)	7,824.7
Wholesale Transmission Revenues	—	—	1,293.3	—	61.3	(1,085.2)	269.4
Wholesale Market Sales Revenues	215.7	55.4	—	4.1	—	—	275.2
Other Revenues from Contracts with Customers	54.8	2.8	13.2	7.0	967.2	(969.0)	76.0
Reserve for Revenues Subject to Refund	1.3	6.2	—	(2.8)	—	—	4.7
Total Revenues from Contracts with Customers	6,912.1	1,064.0	1,306.5	209.0	1,028.5	(2,070.1)	8,450.0
Alternative Revenue Programs	45.9	(4.9)	81.8	4.6	—	(74.2)	53.2
Other Revenues	18.5	3.1	0.7	1.0	—	—	23.3
Total Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5

	For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,766.6	$542.5	$—	$130.7	$—	$—	$4,439.8
Commercial	2,634.7	334.8	—	63.3	—	(4.5)	3,028.3
Industrial	351.9	96.0	—	4.4	—	(10.0)	442.3
Total Retail Tariff Sales Revenues	6,753.2	973.3	—	198.4	—	(14.5)	7,910.4
Wholesale Transmission Revenues	—	—	1,308.9	—	47.3	(1,092.2)	264.0
Wholesale Market Sales Revenues	179.5	57.5	—	4.1	—	—	241.1
Other Revenues from Contracts with Customers	65.9	(2.2)	12.6	7.2	889.0	(891.0)	81.5
Reserve for Revenues Subject to Refund	(12.3)	(8.3)	—	(3.7)	—	—	(24.3)
Total Revenues from Contracts with Customers	6,986.3	1,020.3	1,321.5	206.0	936.3	(1,997.7)	8,472.7
Alternative Revenue Programs	(47.0)	(1.2)	(35.2)	5.4	—	31.9	(46.1)
Other Revenues	17.9	3.1	—	0.6	—	—	21.6
Total Operating Revenues	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2

	For the Years Ended December 31,
	2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,837.1	$1,322.1	$564.5	$1,828.2	$1,380.9	$557.5
Commercial	922.9	1,349.4	314.6	928.1	1,391.5	316.9
Industrial	138.3	115.8	77.7	147.7	124.9	79.3
Total Retail Tariff Sales Revenues	2,898.3	2,787.3	956.8	2,904.0	2,897.3	953.7
Wholesale Transmission Revenues	587.1	517.3	188.9	620.6	488.8	199.5
Wholesale Market Sales Revenues	105.1	73.1	37.5	48.3	76.1	56.6
Other Revenues from Contracts with Customers	36.4	18.7	15.6	35.0	28.9	15.5
Reserve for Revenues Subject to Refund	—	—	1.3	—	—	(12.3)
Total Revenues from Contracts with Customers	3,626.9	3,396.4	1,200.1	3,607.9	3,491.1	1,213.0
Alternative Revenue Programs	77.5	41.6	8.6	(65.9)	0.9	(17.3)
Other Revenues	10.3	7.0	1.9	8.5	8.3	1.1
Eliminations	(482.1)	(400.4)	(144.7)	(454.3)	(387.4)	(149.2)
Total Operating Revenues	$3,232.6	$3,044.6	$1,065.9	$3,096.2	$3,112.9	$1,047.6

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

Other Revenues from Contracts with Customers: Other revenues from contracts with customers primarily include property rentals that are not deemed leases. These revenues are generally recognized on a straight-line basis over time as the service is provided to the customer. Other revenues also include revenues from Eversource's service company, which is eliminated in consolidation.

Reserve for Revenues Subject to Refund: Current base rates include an estimate of income taxes, which was based on the U.S. federal corporate income tax rate in effect at the time of the rate proceeding. Eversource established a regulatory liability, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, until rates billed to customers reflect the lower federal tax rate. Effective May 1, 2018, CL&P adjusted distribution rates billed to customers to reflect the lower federal income tax rate prospectively and, as of December 31, 2018, fully refunded its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through April 30, 2018. Effective November 15, 2018, Yankee Gas adjusted distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through November 14, 2018. Effective July 1, 2019, PSNH adjusted temporary distribution rates to reflect the lower federal income tax rate prospectively and to refund its regulatory liability associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 through June 30, 2019. For NSTAR Electric and NSTAR Gas, a December 2018 DPU order indicated that the DPU would not require a revision to base distribution rates for any potential refunds associated with the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 to the effective dates of each company's rate changes (effective February 1, 2018 for NSTAR Electric and July 1, 2018 for NSTAR Gas).

Alternative Revenue Programs: In accordance with accounting guidance for rate-regulated operations, certain of Eversource's utilities' rate making mechanisms qualify as alternative revenue programs (ARPs) if they meet specified criteria, in which case revenues may be recognized prior to billing based on allowed levels of collection in rates. Eversource's utility companies recognize revenue and record a regulatory asset or liability once the condition or event allowing for the automatic adjustment of future rates occurs. ARP revenues include both the recognition of the deferral adjustment to ARP revenues, when the regulator-specified condition or event allowing for additional billing or refund has occurred, and an equal and offsetting reversal of the ARP deferral to revenues as those amounts are reflected in the price of service in subsequent periods.

Eversource’s ARPs include the revenue decoupling mechanism and the annual reconciliation adjustment to transmission formula rates, described below.

•
Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric, have revenue decoupling mechanisms approved by a regulatory commission (decoupled companies). Decoupled companies’ distribution revenues are not directly based on sales volumes. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues, with any difference between the allowed level of distribution revenue and the actual amount realized adjusted through subsequent rates.

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

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers and lease revenues under lessor accounting guidance. Lease revenues totaled $4.4 million at Eversource, $1.0 million at CL&P, and $2.7 million at NSTAR Electric for the year ended December 31, 2019.

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

24.     SEGMENT INFORMATION

Eversource is organized into the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities prior to sales in January and August 2018, and NSTAR Electric's solar power facilities. On December 4, 2017, Eversource acquired Aquarion, and its water distribution business was deemed a reportable segment beginning in 2018. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) Eversource Water Ventures, Inc., parent company of Aquarion, 5) the results of other unregulated subsidiaries, which are not part of its core business, and 6) Eversource parent's equity ownership interests that are not consolidated, which primarily include the offshore wind business, a natural gas pipeline owned by Enbridge, Inc., and a renewable energy investment fund.

In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline project described above. These affiliate transaction costs total $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.

Eversource's segment information is as follows:

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5
Depreciation and Amortization	(651.3)	(68.3)	(253.3)	(46.9)	(63.2)	2.3	(1,080.7)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(5,525.1)	(830.8)	(411.2)	(101.0)	(891.3)	2,143.7	(5,615.7)
Operating Income	800.1	163.1	484.9	66.7	74.0	1.7	1,590.5
Interest Expense	(206.4)	(47.4)	(125.7)	(34.6)	(170.3)	51.2	(533.2)
Interest Income	13.3	0.1	1.5	—	48.7	(50.8)	12.8
Other Income, Net	46.8	1.6	29.2	0.4	1,041.5	(999.5)	120.0
Income Tax (Expense)/Benefit	(135.9)	(21.2)	(130.5)	2.4	11.7	—	(273.5)
Net Income	517.9	96.2	259.4	34.9	1,005.6	(997.4)	916.6
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$513.3	$96.2	$256.5	$34.9	$1,005.6	$(997.4)	$909.1
Total Assets (as of)	$22,541.9	$4,345.5	$10,904.0	$2,351.7	$20,469.6	$(19,488.8)	$41,123.9
Cash Flows Used for Investments in Plant	$1,104.2	$460.2	$987.0	$118.0	$242.1	$—	$2,911.5

	For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues (1)	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2
Depreciation and Amortization	(671.8)	(75.0)	(231.8)	(46.5)	(49.1)	2.2	(1,072.0)
Other Operating Expenses (1)	(5,548.6)	(787.6)	(375.5)	(99.8)	(831.5)	1,966.7	(5,676.3)
Operating Income	736.8	159.6	679.0	65.7	55.7	3.1	1,699.9
Interest Expense	(202.8)	(44.1)	(120.6)	(34.3)	(129.3)	32.3	(498.8)
Interest Income	18.7	—	2.4	—	30.3	(33.3)	18.1
Other Income/(Loss), Net	67.5	7.1	31.1	(0.4)	1,185.3	(1,180.3)	110.3
Income Tax (Expense)/Benefit	(160.2)	(29.4)	(161.8)	(0.1)	62.5	—	(289.0)
Net Income	460.0	93.2	430.1	30.9	1,204.5	(1,178.2)	1,040.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$455.4	$93.2	$427.2	$30.9	$1,204.5	$(1,178.2)	$1,033.0
Total Assets (as of)	$21,389.1	$3,904.9	$10,285.0	$2,253.0	$17,874.2	$(17,464.9)	$38,241.3
Cash Flows Used for Investments in Plant (2)	$961.3	$351.5	$976.2	$102.3	$178.6	$—	$2,569.9

	For the Year Ended December 31, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues (1)	$5,542.9	$947.3	$1,301.7	$15.9	$931.0	$(986.8)	$7,752.0
Depreciation and Amortization	(542.6)	(72.9)	(209.4)	(3.7)	(37.4)	2.2	(863.8)
Other Operating Expenses (1)	(4,072.6)	(716.4)	(382.8)	(8.3)	(806.6)	986.7	(5,000.0)
Operating Income	927.7	158.0	709.5	3.9	87.0	2.1	1,888.2
Interest Expense	(186.3)	(43.1)	(115.1)	(3.1)	(90.0)	15.8	(421.8)
Interest Income	7.3	0.1	1.8	0.1	15.7	(16.7)	8.3
Other Income, Net	41.6	3.8	27.3	—	1,113.0	(1,086.0)	99.7
Income Tax Expense	(288.3)	(44.2)	(228.7)	(2.1)	(15.5)	(0.1)	(578.9)
Net Income/(Loss)	502.0	74.6	394.8	(1.2)	1,110.2	(1,084.9)	995.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$497.4	$74.6	$391.9	$(1.2)	$1,110.2	$(1,084.9)	$988.0
Cash Flows Used for Investments in Plant	$1,020.7	$298.2	$867.6	$16.0	$145.6	$—	$2,348.1

(1)
Effective January 1, 2018, upon implementation of the new revenue accounting guidance, the electric distribution segment is presented gross and intercompany transmission billings are presented in the eliminations column, as Eversource believes that the electric distribution segment acts as a principal, rather than an agent, in its contracts with retail customers. Retail customers contract directly with the electric distribution utility and do not differentiate between distribution and transmission services. Therefore, the electric distribution segment revenues, which are derived from retail customer billings, are presented gross of the eliminations. Prior to 2018, the electric distribution segment presented intercompany electric transmission billings net, based on indicators of net presentation prior to the new revenue guidance.  See Note 23 "Revenues," to the financial statements regarding accounting for revenues.

(2)	See Note 1B, "Summary of Significant Accounting Policies - Basis of Presentation," for information regarding the correction of cash investments in plant reported in 2018.
25.     ACQUISITION OF AQUARION AND GOODWILL

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

Pro Forma Financial Information: The following unaudited pro forma financial information reflects the pro forma combined results of operations of Eversource and Aquarion and reflects the amortization of purchase price adjustments assuming the acquisition had taken place on January 1, 2017. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Eversource.

(Pro forma amounts in millions, except share amounts)	For the Year Ended December 31, 2017
Operating Revenues	$7,947.7
Net Income Attributable to Common Shareholders	1,019.1
Basic EPS	3.21
Diluted EPS	3.20

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

Eversource's reporting units for the purpose of testing goodwill are Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution. These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 24, "Segment Information," to the financial statements.

Eversource completed its annual goodwill impairment test for Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2019 and determined that no impairment existed. There were no events subsequent to October 1, 2019 that indicated impairment of goodwill. The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

 The following table presents goodwill by reportable segment as of December 31, 2019 and 2018:

(Billions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Goodwill	$2.5	$0.6	$0.4	$0.9	$4.4

26.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Eversource (Millions of Dollars, except per share information)	2019				2018
	March 31,	June 30, (2)	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Operating Revenues	$2,415.8	$1,884.5	$2,175.8	$2,050.4	$2,288.0	$1,853.9	$2,271.4	$2,034.9
Operating Income	494.7	151.0	509.2	435.6	442.5	391.4	466.0	400.0
Net Income	310.6	33.3	320.8	251.9	271.4	244.6	291.3	233.2
Net Income Attributable to Common Shareholders	308.7	31.5	318.9	250.0	269.5	242.8	289.4	231.3
Basic EPS (1)	$0.97	$0.10	$0.98	$0.77	$0.85	$0.76	$0.91	$0.73
Diluted EPS (1)	$0.97	$0.10	$0.98	$0.76	$0.85	$0.76	$0.91	$0.73

(1)    The summation of quarterly EPS data may not equal annual data due to rounding.

(2)
In the second quarter of 2019, Eversource recorded an impairment charge related to NPT of $239.6 million within Operating Income on the statement of income. For further information, see Note 1D, "Summary of Significant Accounting Policies - Impairment of Northern Pass Transmission," to the financial statements.

	Quarter Ended
	2019				2018
(Millions of Dollars)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
CL&P
Operating Revenues	$849.2	$740.8	$853.9	$788.7	$785.0	$694.9	$865.0	$751.3
Operating Income	171.8	166.8	190.3	152.7	157.2	163.1	172.7	142.8
Net Income	110.5	104.8	111.7	83.9	98.6	99.7	100.3	79.1
NSTAR Electric
Operating Revenues	$797.6	$681.9	$878.7	$686.4	$770.1	$690.7	$939.5	$712.6
Operating Income	137.8	134.2	219.4	135.5	119.0	133.6	205.5	126.0
Net Income	94.0	89.7	154.9	93.4	77.1	87.9	140.6	77.5
PSNH
Operating Revenues	$276.4	$240.9	$280.4	$268.2	$267.4	$235.1	$290.2	$254.9
Operating Income	49.7	46.3	64.5	56.0	55.8	46.9	56.5	37.2
Net Income	32.8	26.9	40.9	33.4	35.1	25.8	40.7	14.3

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2019.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2019 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2019, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2019.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 26, 2020, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsections, “Selection of Trustees,” and “Delinquent Section 16(a) Reports” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2020.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of Eversource Service.  Directors are elected annually to serve for one year until their successors are elected and qualified. CL&P is a wholly owned subsidiary of Eversource Energy.

Set forth below is certain information concerning CL&P’s directors as well as Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
James J. Judge	64	Chairman of the Board, President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman and director of CL&P
Philip J. Lembo	64	Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P; director of CL&P
Gregory B. Butler	62	Executive Vice President and General Counsel of Eversource Energy and CL&P; director of CL&P
Christine M. Carmody [1]	57	Executive Vice President-Human Resources and Information Technology of Eversource Energy
Joseph R. Nolan, Jr. [1]	56	Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy
Werner J. Schweiger	60	Executive Vice President and Chief Operating Officer of Eversource Energy; Chief Executive Officer and director of CL&P
Jay S. Buth	50	Vice President, Controller and Chief Accounting Officer of Eversource Energy and CL&P
1 Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017. Previously, Mr. Judge served as President and Chief Executive Officer, and a Trustee, of Eversource Energy from May 4, 2016 until May 3, 2017, and as Executive Vice President and Chief Financial Officer of Eversource Energy from April 10, 2012 until May 4, 2016. Mr. Judge has served as Chairman of CL&P since May 4, 2016, and as a director of CL&P since April 10, 2012. Based on his experience described above, Mr. Judge has the skills and qualifications necessary to serve as a director of CL&P.

Philip J. Lembo. Mr. Lembo has served as Chief Financial Officer of Eversource Energy and CL&P since May 4, 2016. He previously served as Treasurer of Eversource Energy from April 10, 2012 until May 3, 2017, and as Treasurer of CL&P from April 10, 2012 until March 31, 2017. Mr. Lembo has served as Executive Vice President of Eversource Energy and CL&P since August 8, 2016. Previously, he served as Senior Vice President of Eversource Energy and CL&P from May 4, 2016 until August 8, 2016, and as Vice President of Eversource Energy and CL&P from April 10, 2012 until May 4, 2016. Mr. Lembo has served as a director of CL&P since May 4, 2016. Based on his experience described above, Mr. Lembo has the skills and qualifications necessary to serve as a director of CL&P.

Gregory B. Butler.  Mr. Butler has served as General Counsel of Eversource Energy since May 1, 2001, and of CL&P since March 9, 2006. He has served as Executive Vice President of Eversource Energy and CL&P since August 8, 2016. Previously, Mr. Butler served as Senior Vice President of Eversource Energy from December 1, 2005 to August 8, 2016, and of CL&P from March 9, 2006 until August 8, 2016. He has served as a director of CL&P since April 22, 2009. Based on his experience described above, Mr. Butler has the skills and qualifications necessary to serve as a director of CL&P.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy since August 8, 2016. Previously Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; and of Eversource Service from April 10, 2012 until August 8, 2016.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy since February 5, 2020. Previously Mr. Nolan served as Executive Vice President-Customer and Corporate Relations of Eversource Energy from August 8, 2016 to February 5, 2020. He served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016, and of Eversource Service from April 10, 2012 until August 8, 2016.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014, and as Chief Executive Officer of CL&P since August 11, 2014. Mr. Schweiger has served as a director of CL&P since May 28, 2013.  He previously served as President of CL&P from June 2, 2015 until June 27, 2016. Based on his experience described above, Mr. Schweiger has the skills and qualifications necessary to serve as a director of CL&P.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy and CL&P since April 10, 2012.

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

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 26, 2020, under the sections captioned "Compensation Discussion and Analysis," plus related subsections, and "Compensation Committee Report," plus related subsections following such Report.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 11 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy.  Its board of directors consists entirely of executive officers of Eversource Energy system companies.  CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards.  All of CL&P's "Named Executive Officers," as defined below, also serve as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy.  Compensation set by the Compensation Committee of Eversource Energy (the Committee) and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis (CD&A) provides information about the principles behind Eversource Energy's compensation objectives, plans, policies and actions for the Named Executive Officers. The discussion describes the specific components of Eversource Energy's compensation programs and approach to executive compensation, how Eversource Energy measures performance, and how Eversource Energy's compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2019 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of Eversource Energy's compensation programs and the decisions that were made regarding 2019 performance. The CD&A also contains an assessment of performance measured against the established 2019 goals and additional accomplishments, the compensation awards made by the Compensation Committee, and other information relating to Eversource Energy's compensation programs, including:

●	Summary of 2019 Accomplishments	●	2019 Annual Incentive Program
●	Pay for Performance Philosophy	●	Performance Goal Assessment Matrix
●	Executive Compensation Governance	●	Long-Term Incentive Program
●	Named Executive Officers	●	Clawback and No Hedging and No Pledging Policies
●	Overview of the Compensation Program	●	Share Ownership Guidelines
●	Market Analysis	●	Other Benefits
●	Mix of Compensation Elements	●	Contractual Agreements
●	Results of 2019 Say on Pay	●	Tax and Accounting Considerations
●	Elements of 2019 Compensation	●	Equity Grant Practices
●	Risk Analysis of Executive Compensation	●	Compensation Committee Report

Summary of 2019 Accomplishments

2019 was an exceptionally successful year, and in many respects, the most successful year in Eversource Energy's history. Eversource achieved Total Shareholder Return of 34.4 percent, had its best system reliability performance ever, and established Eversource as a clean energy and ESG industry leader. Eversource's performance was outstanding in each area that is important to its shareholders, customers, employees and communities. The following is a summary of some of Eversource's most important accomplishments in 2019:

2019 Financial Accomplishments

•
FINANCIAL PERFORMANCE: Eversource's 2019 earnings per share equaled $2.81 per share, and non-GAAP earnings per share equaled $3.45, which excludes an impairment charge of $0.64 per share relating to the Northern Pass Transmission Project.[1]

1 Non-GAAP EPS presented in this CD&A excludes the impairment charge for the Northern Pass Transmission Project (NPT) of $0.64 per share. Eversource Energy uses this non-GAAP financial measure to more fully compare and explain 2019 results without including the impact of the NPT impairment charge. Management believes the NPT impairment charge is not indicative of Eversource Energy's ongoing performance. Due to the nature and significance of the impairment charge on net income attributable to common shareholders, management believes that the non-GAAP presentation is a more meaningful representation of Eversource Energy's financial performance and provides additional information to readers in analyzing historical and future performance of the business. Non-GAAP financial measures should not be considered as alternatives to Eversource Energy's consolidated net income attributable to common shareholders.

•
DIVIDENDS PAID: Eversource's Board of Trustees increased the annual dividend rate by 5.9 percent for 2019 to $2.14 per share, which exceeded the EEI index of companies' median dividend growth rate of 5.1 percent. The dividend growth rate for the period 2017 - 2019 has averaged 6.3 percent, exceeding the utility industry average.

•
SHAREHOLDER RETURN: Eversource's Total Shareholder Return in 2019 was 34.4 percent, compared to the 25.8 percent total shareholder return of the EEI Index and a 31.5 percent total shareholder return for the Standard & Poor's 500. Eversource outperformed the EEI Index and the Standard & Poor's 500 over the last one-, three-, five- and 10-year periods. An investment of $1,000 in Eversource common shares for the ten-year period beginning January 1, 2010 was worth $4,567 on December 31, 2019. The following chart represents the comparative one-, three- five- and 10-year total shareholder returns for the periods ended December 31, 2019, respectively:

•	STOCK PRICE: Eversource's stock price rose from $65.04 on January 1, 2019 to $85.07 on December 31, 2019, a gain of 30.8 percent, outperforming its peers.

•
CLEAN ENERGY: Eversource has strengthened its prospects through new clean energy projects. Eversource continued to expand its offshore wind partnership with Ørsted, the global leader of offshore wind development, through the acquisition of the Northeast U.S. assets of Deepwater Wind. The partnership successfully bid into the New York clean energy request for proposals and was awarded a contract for 880 megawatts of offshore wind with the Sunrise Wind project, and advanced the New London State Pier agreement to support offshore wind construction. The partnership is recognized as the leading developer of offshore wind in North America. Eversource accelerated the original five-year electric vehicle charging program in Massachusetts to three years, and the program met its 2019 targets. Also, Eversource commenced the construction process on two energy storage projects in Massachusetts, and in addition, Eversource's energy efficiency programs continue to be recognized as being best in the nation by the American Council for an Energy Efficient Economy.

•	CREDIT RATING: Eversource holds an A- Corporate Credit Rating at Standard & Poor's. There is no other utility with a higher credit rating in the EEI Index.

2019 Operational Accomplishments

•
RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile for Eversource's industry and its best year ever. Eversource's overall electric system reliability performance in 2019 improved by 26 percent; customer power interruptions were on average 21.6 months apart.

•	RESTORATION PERFORMANCE: The average system outage duration was 59.2 minutes, a 23 percent improvement over 2018, also top decile and Eversource's best year ever.

•
SAFETY: Eversource's safety performance of 0.7, measured by days away, restricted or transferred (DART) per 100 workers, has improved significantly since 2016 and continued to outperform the industry in 2019.

•
REGULATORY: Eversource achieved very constructive regulatory outcomes, including an approximate $28 million temporary rate settlement approval at PSNH, successful recovery approval of Eversource's storm costs in the three states that it serves, and a negotiated settlement with the Federal Energy Regulatory Commission to align rate structure and create additional customer rate transparency.

•
CUSTOMER: Eversource continued to advance its transformation of the customer experience with a new mobile application, improved accuracy of restoration time estimates, and further increases in customer digital engagement.

2019 Environmental, Social and Governance Accomplishments

•
SUSTAINABILITY: Eversource's performance was ranked top decile within a peer group of comparably sized (market capitalization) U.S. utilities whose ESG performance is assessed by the two leading sustainability rating firms; this exceeded Eversource's goal of 75th percentile performance. Eversource also announced its new, industry leading but attainable goal, to be the only U.S. investor owned energy utility to be carbon neutral by 2030.

•
COMMUNITY: Eversource continued to make a significant impact in its communities through its corporate philanthropy programs and extensive employee community volunteer programs. Eversource employees have more than doubled the hours they have devoted to volunteerism in the communities, from 15,000 hours in 2016 to over 37,000 hours in 2019.

•	DIVERSITY: In 2019, 41 percent of Eversource's new hires and promotions into leadership roles were women or people of color, exceeding the goal of 40 percent.

•
EMPLOYEES: Eversource advanced Diversity & Inclusion through continued leadership commitment and Active Diversity Councils and Business Resource Groups. Eversource was recognized for its commitment to advancing women in the workplace, having been selected for the 2019 Bloomberg Gender-Equality Index. Eversource's 2019 Employee Pulse Survey reported significantly higher engagement by employees; survey scores continue to improve, increasing by 11 percent over the 2018 survey and 22 percent over the 2016 results.

•	AWARDS: Eversource received numerous local and national awards recognizing it as a leader and catalyst in the areas of Sustainability and ESG, including:

•
In November 2019, Forbes magazine/JUST Capital ranked Eversource as the #1 energy and utilities company. The listing recognizes corporate responsibility and commitment to the local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, fair pay and benefits, equal opportunity and shareholder return.

•
Newsweek magazine's Most Responsible Companies' review ranked Eversource the #1 utility company. The Newsweek listing is based on an analysis of a company's corporate social responsibility, as well as a public survey.

•
Eversource received the 2019 Department of Defense Employer Support Freedom Award, the highest employer award given by the U.S. government, recognizing its support of employees who are serving our country.

•	Eversource received the Boston Business Journal's Corporate Citizenship Award as one of the most charitable companies in Massachusetts.

•	The U.S. EPA/DOE selected Eversource to receive the ENERGY STAR Partner of the Year Sustained Excellence Award for leadership in energy efficiency.

•	Eversource received an EEI Emergency Recovery Award for restoration work following the damage caused by two tornadoes that struck Cape Cod in July 2019.

•
Eversource was selected as a "most honored" company in Institutional Investor magazine's survey of some 1,500 portfolio managers and investment analysts. Eversource placed as the #1 or #2 utility in the Best Investor Relations Program, Best CFO, Best IR Professional, Best ESG Metrics, and Best in Corporate Governance Categories.

Achievement of the 2019 performance goals, additional accomplishments and the Committee's assessment Eversource's and executive's performance are more fully described in the section below titled "2019 Annual Incentive Program." Specific decisions regarding executive compensation based upon the Committee's assessment of Eversource's and executive's performance and market data are also described below.

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

Summary Compensation Table Versus Realized Pay Comparison - James J. Judge - Eversource CEO
Since the date of his election as CEO of Eversource, the realized pay of Mr. Judge has been substantially less than his total compensation as reported in the Summary Compensation Table (his reported pay). This is because a large portion of Mr. Judge's reported pay consists of the annual increase in Mr. Judge's pension benefit, which as noted below, and in the section captioned, "Mr. Judge's Pension Benefit," does not represent actual earnings. This is because the reported compensation as required by the SEC's regulation differs from an executive's actual earnings, referred to as "realized pay." Realized pay, on the other hand, is the amount that Mr. Judge actually received during the three fiscal years noted. As a result, Eversource believes that it is useful to compare his realized pay for each year with his reported pay for the same period as illustrated in the chart below.

12/31/2016
Indexed TSR
$100
12/31/2017
S&P 500
$122
ES Index
$118
EEI
$112
12/31/2018
ES Index
$126
EEI
$116
S&P 500
$116
12/31/2019
ES Index
$169
S&P 500
$153
EEI
$146
SCT:
$15.9
RP:
$4.9
SCT:
$14.9
RP:
$5.8
SCT:
$19.8
RP:
$7.9
$40.0
$35.0
$30.0
$25.0
$20.0
$15.0
$10.0
$5.0
$0.0
Compensation ($ Millions)
$175
$150
$125
$100
$75
$50
$25
$0
Total Shareholder Return
Value $100 Invested on 12/31/16
2017
2018
2019
SEC Summary Comp Table (SCT)
Realized Pay (RP)
EEI
ES
S&P 500

Definitions for purposes of the preceding figures:
1.    SEC Summary Compensation Table Compensation: (i) base salary paid in each year, (ii) actual bonus earned for each year, (iii) the grant date amount of LTI awards, (iv) value of actuarial change in pension value, and (v) all other compensation as shown in the Summary Compensation Table for each year.
2.    Realized Pay: (i) base salary paid in each year; (ii) the actual bonus earned for each year; (iii) for performance shares and RSUs, the actual value earned upon vesting; and (iv) the value of all other compensation realized in each year, including 401k matching contribution, financial planning services, and a company-leased vehicle. Realized pay for Eversource's CEO does not assign a value to pension benefits or change in benefit value, as pension benefits were not realized in 2017, 2018, or 2019.

Executive Compensation Governance

What Eversource DOES:		What Eversource DOESN'T do:
✓	Pay for Performance	✗	No tax gross-ups in any new or materially amended executive compensation agreements
✓	Share ownership and holding guidelines	✗	No hedging, pledging or similar transactions by Eversource executives and Trustees
✓	Balanced incentive metrics	✗	No liberal share recycling
✓	Delivery of the majority of incentive compensation opportunity in long-term equity	✗	No dividends on equity awards before vesting
✓	Broad financial and personal misconduct clawback policy relating to incentive compensation	✗	No discounts or repricing of options or SARs
✓	Double-trigger change in control vesting provisions	✗	No change in control agreements since 2010
✓	Shareholder engagement meetings between management and shareholders that discuss compensation governance
✓	100 percent of long-term incentive compensation paid in stock
✓	Independent compensation consultant
✓	Annual Say-on-Pay vote
✓	Payout limitations on incentive awards
✓	Limited executive trading window

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

•
Eversource's incentive plan includes a clawback provision that requires its executives and other participants to reimburse Eversource for incentive compensation received, not only if earnings are subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, but also for a material violation of Eversource's Code of Business Conduct or material breach of a covenant in an employment agreement. The Plan also imposes limits on awards and on compensation of Eversource Trustees and prohibits repricing of awards and liberal share recycling.

•	Eversource prohibits gross-ups in all new or materially amended executive compensation agreements.

•
Eversource has a "no hedging and no pledging" policy that prohibits the purchase of financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of Eversource common shares.

•	Eversource's employment agreements and incentive plan require "double-trigger" change in control to accelerate compensation.

•
Eversource's Compensation Committee annually assesses the independence of its compensation consultant, Pay Governance LLC (Pay Governance), which is retained directly by the Committee. Pay Governance performs no other consulting nor provides services for Eversource and has no relationship with Eversource that could result in a conflict of interest. At its February 5, 2020 meeting, the Committee concluded that Pay Governance is independent and that no conflict of interest exists between Pay Governance and Eversource.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this CD&A are referred to as the "Named Executive Officers" or "NEOs" under SEC regulations. For 2019, CL&P's Named Executive Officers were:

•	James J. Judge, Chairman, President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P

•	Philip J. Lembo, Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

•	Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P

•	Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P

•	Joseph R. Nolan, Jr., Executive Vice President - Strategy, Customer and Corporate Relations of Eversource Energy and Eversource Service

Overview of the Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, whom are referred to in this CD&A as "executives" and whom are deemed to be "officers" under the SEC's regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this CD&A refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives. The compensation of Eversource's Chief Executive Officer is subject to the further review and approval of all of the independent Eversource Trustees.

Elements of Compensation. Total direct compensation consists of three elements: base salary, annual cash incentive awards and long-term equity-based incentive awards. Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource's Compensation Objectives. The objectives of Eversource's compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation for shareholders and maintaining a strong balance sheet. The Committee also places great emphasis on operating performance and customer service. Eversource's compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource Energy's customers and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy and water reliably, safely, mindful of the environment and Eversource employees, and at a reasonable cost, while providing an above-average total return to Eversource shareholders.

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based total direct compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct compensation elements (base salaries, annual incentives and long-term incentives), as well as total compensation, by using competitive market compensation data. The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Incumbent compensation levels may be set below the market median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in late 2019 indicated that Eversource's aggregate executive compensation levels were aligned with median market rates.

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

Pay Governance Independence. In February 2020, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules, and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, as well as the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance's total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource Energy common shares or have any business or personal relationships with members of the Committee or the Eversource executives.

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

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2019 compensation:

•
Competitive compensation survey data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource's market for executive officer talent. Utility industry data serve as the primary reference point for benchmarking officer compensation and are based on a defined peer set, as discussed below, while general industry data are derived from compensation consultant surveys and serve as a secondary reference point. General industry data are used for staff positions and are size-adjusted to ensure a close correlation between the market data and Eversource's scope of operations. The Committee references this information, which it obtains from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•
Peer group data. In support of executive pay decisions, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource's executive compensation levels as compared to the 20 peer group companies listed in the table below. This peer group was chosen because these companies are and continue to be similar to Eversource Energy in terms of size, business model and long-term strategies.

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

The following table sets forth the contribution to 2019 Total Direct Compensation (TDC) of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
James J. Judge	15	17	34	34	100
Philip J. Lembo	26	20	27	27	100
Werner J. Schweiger	26	20	27	27	100
Gregory B. Butler	29	19	26	26	100
Joseph R. Nolan, Jr.	29	19	26	26	100
NEO average, excluding CEO	28	20	26	26	100

(1)	The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)	Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

Results of Eversource's 2019 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a "Say-on-Pay" proposal). At Eversource's Annual Meeting of Shareholders held on May 1, 2019, 88 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2018 compensation of the Named Executive Officers, as described in Eversource's 2019 proxy statement. Eversource's Say-on-Pay results, along with utility and general industry peers, are reviewed by the Committee annually to help assess whether Eversource shareholders continue to deem the executives' compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource's Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2019 COMPENSATION

Base Salary

Base salary is designed to attract and retain key executives by providing an element of total compensation at levels competitive with those of other executives employed by companies of similar size and complexity in the utility and general industries. In establishing base salary, the Compensation Committee relies on compensation data obtained from independent third-party surveys of companies and from an industry peer group to ensure that the compensation opportunities Eversource offers are capable of attracting and retaining executives with the experience and talent required to achieve its strategic objectives. Adjustments to base salaries are generally made on an annual basis except in instances of promotions.

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

In addition to the specific performance goals, the Committee assesses other factors, as well as the executives' roles and individual performance and then makes annual incentive program awards at the levels and amounts disclosed in this CD&A.

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

The Compensation Committee assesses the risks associated with the executive compensation program on an ongoing basis by reviewing the various elements of incentive compensation. The annual incentive program is designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource's annual business plan. Similarly, the long-term incentive program is designed to ensure that the performance metrics were properly weighted and supportive of Eversource's strategy. The Committee reviewed the overall compensation program in the context of risks identified in the annual operating plan. The annual and long-term incentive programs were designed to include mechanisms to mitigate risk. These mechanisms include realistic goal setting and discretion with respect to actual payments, in addition to:

•	A mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•
A variety of performance metrics, including financial, operational, customer service, ESG, diversity and safety goals and other strategic initiatives for annual performance awards to avoid excessive focus on a single measure of performance;

•
Metrics in Eversource's long-term incentive compensation program that use earnings per share growth and relative total shareholder return, which are both robust measures of shareholder value and which reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•	The provisions of Eversource's annual and long-term incentive programs, which cap awards at 200 percent of target;

•	Expansive clawback provisions on incentive compensation, including clawback for material violations of the Eversource Code of Business Conduct; and

•	Stock ownership requirements for all executives, including the Named Executive Officers, and prohibitions on hedging, pledging and other derivative transactions related to Eversource common shares.

Based on these factors, the Compensation Committee and Eversource's Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

2019 ANNUAL INCENTIVE PROGRAM ASSESSMENT

In February 2019, the Committee established the terms of the 2019 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of the Named Executive Officers that ranged from 65 percent to 120 percent of base salary.

At the February 2019 meeting, the Committee determined that for 2019 it would continue to base 70 percent of the annual incentive performance goals on Eversource's overall financial performance and 30 percent of the annual performance goals on Eversource's overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from 0 percent to 200 percent of target. The Committee assigned weightings to each of these specific goals. For the financial component, the following goals were used: earnings per share, weighted at 60 percent, dividend growth, weighted at 10 percent, and advancement of strategic growth initiatives and regulatory outcomes, weighted at 30 percent. For the operational component, the Committee used the following goals: combined service reliability and restoration goals, weighted at 50 percent, and combined safety ratings, gas service response, diversity promotions and hires of leadership employee positions goals, and sustainability and customer and clean energy initiatives, weighted at 50 percent.

In establishing the individual annual performance goals, the Committee sets stretch goals for both the Financial and Operational goals, many of which do not represent threshold or target award goals, but require superior performance in order to be met. As a result, achieving these goals will justify an assessment beyond the target amount that is set for computing results.

2019 Performance Goals

At the December 2019 meeting of the Committee, management provided an initial review of Eversource's 2019 performance, followed in February 2020 by a full assessment of the performance goals, the additional accomplishments noted below under the caption "Additional Factors" and the overall performance of Eversource and the executives. In addition to these meetings, the Committee and the Eversource Board were provided updates during 2019 on corporate performance. At the February 5, 2020 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 188 percent, reflecting the exceptionally strong performance of Eversource and the executive team. In arriving at this determination, the Committee determined that the financial performance goals result was 185 percent and the operational performance goals result was 192 percent. Eversource's Chief Executive Officer recommended to the Committee awards for the executives (other than himself) based on his assessment of each executive's individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive's contributions to the overall performance of Eversource. The actual awards determined by the Committee were also based on the same criteria.

Financial Performance Goals Assessment

•
FINANCIAL PERFORMANCE: Eversource's non-GAAP earnings per share in 2019, which excludes the NPT impairment charge, increased by 6.2 percent when compared to GAAP earnings per share in 2018, and exceeded the established goal of $3.42. Eversource was able to achieve earnings through effective management of the 2019 operating plan on a day by day basis and by overcoming several challenges to plan achievement, including higher than plan operation and maintenance storm restoration expenses and the impact of the dilution of a very successful equity issuance.

The Committee discussed at length the earnings per share goal, and to what extent the NPT impairment charge, which reduced GAAP earnings by $0.64 per share, should affect the earnings goal assessment. This discussion included consideration of the nature, timing, cause, mitigation and overall effect of the impairment charge on Eversource’s 2019 financial performance. The Committee determined the earnings per share goal to have attained a 180 percent performance result.

•
DIVIDENDS PAID: Eversource increased its dividend to $2.14 per share, a 5.9 percent increase from the prior year, significantly above the utility industry's median dividend growth of 5.1 percent. The Committee determined this goal to have attained a 170 percent performance result.

•
CLEAN ENERGY: Eversource advanced its strategic growth initiatives in 2019. Eversource expanded the offshore wind partnership with Ørsted, the global leader of offshore wind development, through the acquisition of the Northeast U.S. assets of Deepwater Wind. The partnership with Ørsted successfully bid into the New York clean energy request for proposal and was awarded a contract for 880 megawatts of offshore wind power with the Sunrise Wind project, and the partnership advanced the New London State Pier agreement to support offshore wind construction. The 1,714 megawatts that the partnership has under contract makes the Eversource/Ørsted partnership the largest developer of offshore wind in North America. Eversource accelerated the original five-year electric vehicle charging program in Massachusetts to three years, and the program met its 2019 targets, and Eversource commenced the construction process on two energy storage projects in Massachusetts. These projects will substantially improve system reliability with innovative clean energy solutions. The Committee determined this goal to have attained a 200 percent performance result.

Operational Performance Goals Assessment

•
RELIABILITY PERFORMANCE: Eversource's total electric system reliability performance significantly exceeded that of its peers and was Eversource's best performance ever. Average months between interruptions equaled 21.6 months, significantly exceeding the performance zone established by the Committee. Eversource's results are in the top decile of industry peers. The Committee determined this goal to have attained a 200 percent performance result.

•
RESTORATION PERFORMANCE: System average restoration duration time equaled 59.2 minutes, also significantly exceeding the performance zone established by the Committee and also reflecting Eversource's best year ever and top decile performance in the industry. The Committee determined this goal to have attained a 200 percent performance result.

•
SAFETY: Eversource achieved the safety performance goal of between 0.5 and 0.9 DART per 100 employees; DART equaled 0.7 in 2019, within the goal's established performance zone and better than its peers. The Committee determined this goal to have attained a 150 percent performance result.

•
GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 99.7 percent, which exceeded the goal's upper range performance zone of 99.2 percent to 99.6 percent. The Committee determined this goal to have attained a 200 percent performance result.

•
DIVERSITY: In 2019, 41 percent of new Eversource hires and promotions into leadership roles were women or people of color, exceeding the goal of 40 percent. The Committee determined this goal to have attained a 175 percent performance result.

•
SUSTAINABILITY: Eversource established a new goal in 2019, which was to be in the 75th percentile of a peer group of comparably sized U.S. utilities whose ESG performance is assessed by the two leading sustainability rating firms. Eversource's average score ranked in the top decile of the peer group. The Committee determined this goal to have attained a 200 percent performance result.

•
CUSTOMER: Eversource continued its programs to transform the Eversource customer experience, launching a new mobile app, improving the accuracy of estimated time of service restoration during outages to 92 percent, and increasing digital customer interaction to 85.4 percent, all of which had a positive impact on customer satisfaction. The Committee determined this goal to have attained a 175 percent performance result.

•
CLEAN ENERGY: In addition to the significant progress in offshore wind, Eversource's electric vehicle charging program met its 2019 goal, condensing its five-year implementation to three years and advancing two energy storage projects. Eversource also maintained its energy efficiency status as the leading energy efficiency provider in the nation per the American Council for Energy Efficient Economy. The Committee determined this goal to have attained a 200 percent performance result.

2019 Annual Incentive Program Performance Assessments

Financial Performance Goals

Category	2019 Goal	Eversource Performance	Assessment
Earnings Per Share	$3.42 earnings per share	Exceeded: GAAP earnings per share for 2019 equaled $2.81 per share. Non-GAAP earnings per share, excluding NPT impairment charge, increased by 6.2% over 2018 to $3.45	180%
Dividend Growth	Increase dividend beyond industry average	Exceeded: Increased to $2.14 per share, a $0.12 increase and 5.9% growth, exceeding the industry median of 5.1%	170%
Strategic Growth Initiatives	Advancement of Key Strategic Projects and Regulatory Outcomes	Exceeded: Significantly advanced Eversource's financial strategy and status as a clean energy leader through the major expansion of the offshore wind partnership with Ørsted. Temporary rates have been successfully negotiated in New Hampshire. Major storm costs recovered in all three states	200%
Weightings = Earnings Per Share: 60%; Dividend Growth: 10%; Strategic Growth Initiatives: 30%

Operational Performance Goals

Category	2019 Goal	Eversource Performance	Assessment
Reliability - Average Months Between Interruptions (MBI)	Achieve MBI of within 15.5 to 18.5 months	Exceeded: MBI = 21.6 months. Best performance ever, and in the top decile of the industry peer group	200%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 64 to 77 minutes	Exceeded: SAIDI = 59.2 minutes. Best performance ever, and in the top decile of the industry group	200%
Safety Rate (Days Away Restricted Time (DART))	0.5 - 0.9 days away/restricted	Achieved: 0.7 DART - Within performance range of the goal and exceeding industry peers	150%
Gas Service Response	99.2% - 99.6%	Exceeded: 99.7%; Exceeded performance range and ahead of industry average	200%
Diverse Leadership	40% diverse hires or promotions of leadership level	Exceeded: 41% - Performed above the goal, which was set 3% higher from 2018	175%
Sustainability Ranking	75th percentile vs US peer companies	Exceeded: At an average 94% percentile, Eversource outperformed the peer group and is well into the first quartile.	200%
Transform the Customer Experience	Launch new mobile app; increase accuracy of restoral time and customer digital engagement	Exceeded: Launched mobile app with strong results, estimated times for restoration given to customers were well managed 92% of the time, and customer digital engagement finished above the goal at 85.4%	175%
Clean Energy Execution	Successfully advance and execute clean energy initiatives	Exceeded: Significant progress with energy storage and electric vehicle projects. Energy efficiency programs continue to be recognized nationally for excellence	200%
Weightings = Reliability and Restoration: 50%; Safety, Gas Response, Diversity, Sustainability and Key Initiatives: 50%

Performance Goals Assessment

Financial Performance at 185% (weighted 70%)	130%
Operational Performance at 192% (weighted 30%)	58%
Overall Performance	188%

Additional Factors

2019 was a year when Eversource achieved its long-term vision to be broadly recognized as the Best Energy Company in the nation by the year 2020. Eversource is now strategically well positioned as a leading catalyst for Clean Energy in the country. The following important financial, strategic, operational, environmental and customer-focused results were considered by the Committee in assessing Eversource's overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•
Eversource advanced Diversity & Inclusion through continued leadership commitment, and Active Councils and Business Resource Groups. Eversource was recognized for its commitment to advancing women in the workplace, earning a spot on the 2019 Bloomberg Gender-Equality Index.

•
Eversource was named the #1 utility company by Forbes/JUST Capital for its commitment to ethical leadership, positive impact on the environment, treatment of customers, fair pay and benefits for employees, equal opportunity, and shareholder return.

•
Eversource was named as the #1 energy and utilities company on Newsweek's Most Responsible Companies list; this award is based upon an analysis of companies' corporate social responsibility as well as a public survey.

•	Eversource continued its ranking as the national leader in energy efficiency as measured by the American Council for an Energy Efficient Economy.

•	Eversource received an EEI Emergency Recovery Award for restoration work following the damage caused by two tornadoes that struck Cape Cod in July 2019.

•
Eversource was designated as a "most honored" company in Institutional Investor magazine's survey of some 1,500 portfolio managers and investment analysts. Ten percent of companies included in the survey earned such a designation. Eversource placed either first or second in five of the seven utility company categories.

•
Eversource's 2019 Employee Pulse Survey reported significantly higher engagement by employees. Survey scores continue to improve, increasing by 11 percent over the 2018 survey and 22 percent over the 2016 survey.

•	Eversource achieved two mutually beneficial collective bargaining outcomes ahead of contract expiration dates.

•
Eversource's 2019 charitable giving totaled $18.3 million, including major event lead sponsorships for the Eversource Walk for Children's Hospital, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship, and the Special Olympics in Connecticut and New Hampshire.

Individual Executives' Performance Factors Considered by the Committee

It is the Committee's philosophy to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, sustainability, strategic and diversity goals and objectives. The Committee also reviews and assesses individual executive performance. The Committee based the annual incentive payments on team performance and the Committee's assessment of each executive's individual performance in supporting the performance goals, additional achievements, and Eversource's overall performance. With respect to Eversource's Chief Executive Officer, the Committee and all other independent Eversource Trustees assessed the performance of the Chief Executive Officer. Based on the recommendations of the Chief Executive Officer as to executives other than himself, the Committee assessed the performance of the Named Executive Officers to determine the individual incentive payments as disclosed in the Summary Compensation Table. Based on the Committee's review, which included its assessment of the performance goals, the significant other accomplishments of Eversource, and the overall performance of Eversource and each of the Named Executive Officers, considered in its totality by the Committee to have been superior, the Committee approved annual incentive program payments for the Named Executive Officers at levels that ranged from 175 percent to 200 percent of target. These payments reflected the individual and team contributions of the Named Executive Officers in achieving the goals and the additional accomplishments and Eversource's overall performance.

In determining Mr. Judge's annual incentive payment of $3,000,000, which was 188 percent of target and which reflects his and Eversource's transformational 2019 performance, the Committee and the Board considered the totality of Eversource's success in accomplishing the goals set by the Committee, the additional accomplishments of Eversource, and the superior leadership of Mr. Judge in continuing to both challenge the Eversource workforce to be broadly recognized as the best energy company in the nation by 2020 and leading Eversource in meeting that challenge.

2019 Annual Incentive Program Awards
Named Executive Officer	Award
James J. Judge	$3,000,000
Philip J. Lembo	1,000,000
Werner J. Schweiger	1,050,000
Gregory B. Butler	950,000
Joseph R. Nolan, Jr.	740,000

Long-Term Incentive Program

General

Eversource's long-term incentive program is intended to focus on Eversource's longer-term strategic goals and to help retain its executives. A new three-year program commences every year. For the three programs described below, each executive's target long-term incentive opportunity consisted of 50 percent Performance Shares and 50 percent RSUs. For the 2021 - 2023 Program and as set forth below, the target opportunity will consist of 75 percent Performance Shares and 25 percent RSUs. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued Eversource and share price growth to further align the interests of Eversource's executives with the interests of Eversource's shareholders.

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

Performance Shares under the 2018 - 2020 and 2019 - 2021 Programs

For the 2019 - 2021 Program, the Committee determined it would measure performance using: (i) average diluted earnings per share growth (EPSG); and (ii) relative total shareholder return (TSR) measured against the performance of companies that comprise the EEI Index. As in 2018 and 2017, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with absolute EPS growth serving as a key input to shareholder value and relative TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. The target number of shares under the 2019 - 2021 Program ranged from 35 percent to 233 percent of base salary. EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile. The target award is 100 percent, which the Committee determined is challenging but achievable. As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource's share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent members of the Eversource Board determined the Performance Share grants for Eversource's Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the Performance Share grants for each of the other executive officers, including the other Named Executive Officers.

For the 2018 - 2020 Program, the Committee used the same performance measures of EPSG and TSR and the same criteria used in the 2019 - 2021 Program described above.

The performance matrix set forth below describes how the Performance Share payout will be determined under the 2018 - 2020 and 2019 - 2021 Long-Term Incentive Programs and how the Performance Share payout was determined under the 2017 - 2019 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

2017 - 2019, 2018 - 2020 and 2019 - 2021 Long-Term Incentive Programs Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%
Long-Term Incentive Program Performance Share Grants at Target

Named Executive Officer	2018 - 2020 Performance Share Grant	2019 - 2021 Performance Share Grant
James J. Judge	48,912	46,249
Philip J. Lembo	10,682	10,103
Werner J. Schweiger	10,845	10,103
Gregory B. Butler	8,410	8,328
Joseph R. Nolan, Jr.	7,737	7,623

Results of the 2017 - 2019 Performance Share Program

The 2017 - 2019 Program, which used the same criteria used in the 2019 - 2021 Program described above, was completed on December 31, 2019. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.3 percent and a three-year total shareholder return at the 87th percentile, which when interpolated in accordance with the criteria established by the Committee in 2017 resulted in vesting performance share units at 150 percent of target. 2019 non-GAAP earnings per share, which exclude the NPT impairment charge, were the basis for performance level assessment. At its February 5, 2020 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2017 – 2019 Long-Term Incentive Program Performance Share Awards
Named Executive Officer	Performance Share Award
James J. Judge	79,305
Philip J. Lembo	18,931
Werner J. Schweiger	19,232
Gregory B. Butler	14,875
Joseph R. Nolan, Jr.	13,015

The 2020 - 2022 and 2021 - 2023 Performance Share Programs

The Compensation Committee determined that for the 2020 - 2022 Program adjustments to the measurement criteria would be put into place increasing the level of performance required to reach a target (100 percent) grant award and adding additional performance levels for which no award of shares would be made. The Committee also determined that the 2021 - 2023 Performance Share Program will change such that 75 percent of the long-term incentive opportunity will consist of Performance Shares and 25 percent will consist of RSUs.

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

The Committee determined RSU grants for each executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant. In 2019, the percentage used for each executive officer was based on the executive officer's position in Eversource and ranged from 40 percent to 238 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for Eversource's Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including the other Named Executive Officers.

All RSUs are granted on the date of the Committee meeting at which they are approved. RSU grants are subsequently converted from a percent of salary into Eversource common share equivalents by dividing the value of each grant by the average closing price for Eversource common shares over the ten trading days prior to the date of the grant. RSU grants at 100 percent of target were approved as set forth in the table below.

	RSUs Granted
Named Executive Officer	2017	2018	2019
James J. Judge	48,259	48,912	46,249
Philip J. Lembo	11,520	10,682	10,103
Werner J. Schweiger	11,703	10,845	10,103
Gregory B. Butler	9,052	8,410	8,328
Joseph R. Nolan, Jr.	7,920	7,737	7,616

Clawbacks

If Eversource's earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, or if a plan participant engages in a willful material violation of Eversource's Code of Business Conduct or material corporate policy, or the breach of a material covenant in an employment agreement, as determined by the Eversource Board of Trustees, the participant will be required by the Eversource 2018 Incentive Plan to reimburse Eversource for incentive compensation awards received by them for that year.

No Hedging and No Pledging Policy

Eversource has a long-standing policy prohibiting the purchase of any financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource common shares or other Eversource equity securities or its subsidiaries by Eversource Trustees and executives, including exchange-traded options to purchase or sell Eversource securities (so-called "puts" and "calls") or financial instruments that are designed to hedge or offset any decrease in the market value of Eversource securities (including, but not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds). This policy also prohibits short sales, the holding of any Eversource common shares in a margin account, borrowing shares, selling future securities that establish a position that increases in value as the value of Eversource common shares decreases, or pledging Eversource's common shares. The policy applies to Trustees and executives but not to non-executives and does not apply to broad-based index funds or similar transactions.

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

Mr. Judge's Pension Benefit

As an employee for more than 40 years, Mr. Judge's employee benefits include a pension benefit. Mr. Judge was elected to the position of President and Chief Executive Officer in 2016, such that 2017 was the first year that he served in his new position at the higher CEO compensation level. Since then there have been substantial increases over the past three years in the actuarial, formula-based present values of his pension benefit. These increases are disclosed in the Change in Pension Value and Non-Qualified Deferred Earnings column of the Summary Compensation Table. The methodology that is used to calculate the change in pension value is based upon applicable accounting rules and is influenced up or down by external values, such as assumptions regarding life expectancy and changes in the discount rate determined each year. These variables are functions of factors that do not relate to Eversource and executive performance, are outside the control of the Committee, and may or may not impact the amounts that will actually be paid, as such variables and assumptions may change from time to time. The calculation of Pension Value is very sensitive to interest rate levels. Recent very low interest rates have resulted in a very low discount rate and is a major reason for the large increase in Mr. Judge's Change in Pension Value. The accounting-based increase for Mr. Judge, while representing a substantial portion of his 2017, 2018 and 2019 total compensation disclosed in the SEC Total column of the Summary Compensation Table, resulted in no actual 2017 to 2019 W-2 earnings for him.

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first 8 percent of eligible base salary, up to a maximum of $11,200 per year for Messrs. Judge, Lembo, Schweiger and Nolan. For Mr. Butler, the program provides a match of 100 percent of the first 3 percent of eligible base salary, up to a maximum of $8,400 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2019, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

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

Under the agreements, certain compensation is generally payable if, during the applicable change in control period, the executive is involuntarily terminated (other than for cause) or terminates employment for "good reason." These agreements are described more fully in the tables following this CD&A under "Payments Upon Termination." Eversource has not entered into a Change in Control agreement with any executive since 2010.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code precludes a public corporation from taking an income tax deduction in any one year for compensation in excess of $1 million payable to its Named Executive Officers who are employed on the last day of the fiscal year, unless certain specific performance goals are satisfied. Until January 1, 2018, there was an exception to the $1 million limitation for performance-based compensation meeting certain requirements. This exception was repealed, effective for taxable years beginning after December 31, 2017, and the limitation on deductibility generally was expanded to include all Named Executive Officers. As a result, compensation paid to the Named Executive Officers in excess of $1 million per officer will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of and not modified after November 2, 2017.

The Committee believes that the availability of a tax deduction for forms of compensation should be one of many factors taken into consideration of providing market-based compensation to attract and retain highly qualified executives. The Committee believes it is in Eversource's best interests to retain discretion to make compensation awards, whether or not deductible.

Eversource has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation. In general, Eversource and the Committee do not consider accounting considerations in structuring compensation arrangements.

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of the Compensation Committee (subject to further approval by all of the independent members of Eversource's Board of Trustees of Eversource's Chief Executive Officer's award) when the Committee also determines base salary, annual incentive opportunities, long-term incentive compensation targets, and annual and long-term performance plan awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P's principal executive officer (Mr. Judge), principal financial officer (Mr. Lembo) and the three other most highly compensated executive officers in 2019, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on behalf of the Named Executive Officers for the fiscal year ended December 31, 2019 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan (2)	Change in Pension Value and Non- Qualified Deferred Earnings (3)	All Other Compen- sation (4)	SEC Total	Adjusted SEC Total (5)
James J. Judge	2019	$1,319,232	$6,676,043	$3,000,000	$8,784,256	$26,557	$19,806,088	$11,021,832
Chairman, President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2018	1,277,078	5,632,217	2,430,000	5,560,877	25,209	14,925,381	9,364,504
	2017	1,230,694	5,504,904	2,285,000	6,869,854	25,009	15,915,461	9,045,607
Philip J. Lembo	2019	680,579	1,458,368	1,000,000	1,318,800	20,390	4,478,137	3,159,337
Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2018	648,271	1,230,032	765,000	1,535,216	21,685	4,200,204	2,664,988
	2017	613,847	1,314,086	700,000	1,246,325	21,485	3,895,743	2,649,418
Werner J. Schweiger	2019	692,694	1,458,368	1,050,000	2,218,536	21,846	5,441,444	3,222,908
Executive Vice President and Chief Operating Officer of Eversource Energy and CL&P	2018	658,271	1,248,802	815,000	538,978	53,896	3,314,947	2,775,969
	2017	634,078	1,334,961	775,000	1,225,581	21,418	3,991,038	2,765,457
Gregory B. Butler	2019	643,270	1,202,147	740,000	2,948,208	15,518	5,549,143	2,600,935
Executive Vice President and General Counsel of Eversource Energy and CL&P	2018	618,271	968,412	645,000	634,394	15,143	2,881,220	2,246,826
	2017	597,886	1,032,562	625,000	1,670,745	15,361	3,941,554	2,270,809
Joseph R. Nolan, Jr.	2019	589,616	1,100,380	774,000	3,283,296	20,388	5,767,680	2,484,384
Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy and Eversource Service	2018	561,540	890,916	720,000	1,193,350	56,084	3,421,890	2,228,540
	2017	515,578	903,434	680,000	1,486,025	16,076	3,601,113	2,115,088

(1)	Reflects the aggregate grant date fair value of restricted share units (RSUs) and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

RSUs were granted to each Named Executive Officer in 2019 as long-term compensation, which vest in equal annual installments over three years. In 2019, each of the Named Executive Officers was also granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2021. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Judge: $5,080,453; Mr. Lembo: $1,109,815; Mr. Schweiger: $1,109,815; Mr. Butler: $914,831; and Mr. Nolan: $837,387.

Holders of RSUs and performance shares are eligible to receive dividend equivalent units on outstanding awards to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares that are issued upon vesting of the underlying RSUs and performance shares. No dividends are paid unless and until the underlying shares vest.

(2)
Includes payments to the Named Executive Officers under the 2019 Annual Incentive Program: Mr. Judge: $3,000,000; Mr. Lembo: $1,000,000; Mr. Schweiger: $1,050,000; Mr. Butler: $740,000; and Mr. Nolan: $774,000.

(3)
Includes the actuarial increase in the present value from December 31, 2018 to December 31, 2019 of the Named Executive Officers' accumulated benefits under all of the defined benefit pension programs and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2019, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares. Mr. Judge was elected to the position of President and Chief Executive Officer of Eversource Energy in 2016, such that 2017 was the first year that he served in his more highly compensated position. This has resulted in substantial increases in the actuarial present value of his pension benefits. These accounting-based increases, while representing for Mr. Judge a substantial portion of his 2017 - 2019 total compensation disclosed in the SEC Total above, resulted in no actual W-2 earnings for him for these years.

(4)
Includes matching contributions allocated by Eversource to the accounts of Named Executive Officers under the 401k Plan as follows: $11,200 for each of Messrs. Judge, Lembo and Schweiger and Nolan, and $8,400 for Mr. Butler. For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $10,357 paid by Eversource for a company-leased vehicle. For Mr. Schweiger, the value shown includes financial planning services valued at $5,000 and $5,646 paid by Eversource representing the value in 2019 of a company-owned vehicle provided to Mr. Schweiger. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

(5)
The amounts in the Adjusted SEC Total column reflect an adjustment to the total compensation reported in the column marked SEC Total. The Adjusted SEC Total subtracts the actuarial change in pension value disclosed in the column titled "Change in Pension Value and Non-Qualified Deferred Earnings" as further described in footnote 4 above in order to reflect compensation earned during the year by the executive without consideration of pension benefit impacts. The amounts in this column differ substantially from, and are not a substitute for, the amounts noted in the SEC Total.

GRANTS OF PLAN-BASED AWARDS DURING 2019

The Grants of Plan-Based Awards table below provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2019. The table also discloses the underlying equity awards and the grant date for equity-based awards. Eversource has not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
James J. Judge
Annual Incentive (4)	02/06/19	$798,000	$1,596,000	$3,192,000	$—	—	—	—	$—
Long-Term Incentive (5)	02/06/19	—	—	—	—	46,249	92,498	46,249	6,676,043
Philip J. Lembo
Annual Incentive (4)	02/06/19	259,000	518,000	1,036,000	—	—	—	—	—
Long-Term Incentive (5)	02/06/19	—	—	—	—	10,103	20,206	10,103	1,458,368
Werner J. Schweiger
Annual Incentive (4)	02/06/19	272,000	544,000	1,088,000	—	—	—	—	—
Long-Term Incentive (5)	02/06/19	—	—	—	—	10,103	20,206	10,103	1,458,368
Gregory B. Butler
Annual Incentive (4)	02/06/19	211,500	423,000	846,000	—	—	—	—	—
Long-Term Incentive (5)	02/06/19	—	—	—	—	8,328	16,656	8,328	1,202,147
Joseph R. Nolan, Jr.
Annual Incentive (4)	02/06/19	193,500	387,000	774,000	—	—	—	—	—
Long-Term Incentive (5)	02/06/19	—	—	—	—	7,623	15,246	7,623	1,100,380

(1)
Reflects the number of performance shares granted to each of the Named Executive Officers on February 6, 2019 under the 2019 - 2021 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2021. At the end of the Performance Period, Eversource common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the number of common shares underlying the performance shares that are actually awarded. The Annual Incentive Program did not include an equity component.

(2)
Reflects the number of RSUs granted to each of the Named Executive Officers on February 6, 2019 under the 2019 - 2021 Long-Term Incentive Program. RSUs vest in equal installments on February 6, 2020, 2021 and 2022. Eversource common shares will be distributed with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares actually distributed in respect of the underlying RSUs.

(3)
Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 6, 2019 under the 2019 - 2021 Long-Term Incentive Program.

(4)
The threshold payment under the Annual Incentive Program is 50% of target. The actual payments in 2020 for performance in 2019 are set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

(5)	Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2019 - 2021 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2019

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2019 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
James J. Judge	99,770	$8,487,360	152,329	$12,958,613
Philip J. Lembo	22,150	1,884,309	34,344	2,921,677
Werner J. Schweiger	22,332	1,899,750	34,718	2,953,457
Gregory B. Butler	17,817	1,515,696	27,404	2,331,273
Joseph R. Nolan, Jr.	16,202	1,378,286	24,725	2,103,355

(1)	Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)
A total of 91,173 unvested RSUs will vest on February 6, 2020 (Mr. Judge: 50,777; Mr. Lembo: 11,447; Mr. Schweiger: 11,572; Mr. Butler: 9,135; and Mr. Nolan: 8,242). A total of 58,874 unvested RSUs will vest on February 8, 2021 (Mr. Judge: 33,153; Mr. Lembo: 7,242, Mr. Schweiger: 7,299; Mr. Butler: 5,830; and Mr. Nolan: 5,350). A total of 28,223 unvested RSUs will vest on February 7, 2022 (Mr. Judge: 15,840; Mr. Lembo: 3,460; Mr. Schweiger: 3,460; Mr. Butler: 2,852; and Mr. Nolan: 2,611).

(3)	The market value of RSUs is determined by multiplying the number of RSUs by $85.07, the closing price of Eversource Energy common shares on December 31, 2019, the last trading day of the year.

(4)	Reflects the target payout level for performance shares granted under the 2017 - 2019 Program, the 2018 - 2020 Program and the 2019 - 2021 Program.

The performance period for the 2017 - 2019 Program ended on December 31, 2019. Awards under that program are set forth in the CD&A under the "Results of the 2017 - 2019 Performance Share Program."

The performance share award for 2018 - 2020 Program and the 2019 - 2021 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under "Performance Shares" in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2018 - 2020 Program, a total of 91,949 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2020, assuming achievement of these conditions at a target level of performance: Mr. Judge: 51,941; Mr. Lembo: 11,344; Mr. Schweiger: 11,517; Mr. Butler: 8,931; and Mr. Nolan: 8,216. Under the 2019 - 2021 Program, a total of 84,666 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2021. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Judge: 47,518; Mr. Lembo: 10,380; Mr. Schweiger: 10,380; Mr. Butler: 8,556; and Mr. Nolan: 7,832.

(5)
The market value is determined by multiplying the number of performance shares in the adjacent column by $85.07, the closing price of Eversource Energy common shares on December 31, 2019, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2019

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2019. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2019.

	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting (2)
Name
James J. Judge	50,820	$3,564,592
Philip J. Lembo	10,359	726,490
Werner J. Schweiger	24,432	1,714,758
Gregory B. Butler	17,028	1,195,032
Joseph R. Nolan, Jr.	11,866	832,598

(1)	Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestment, as follows:

Name	2016 Program	2017 Program	2018 Program	2019 Program
James J. Judge	16,816	17,152	16,852	—
Philip J. Lembo	2,584	4,095	3,680	—
Werner J. Schweiger	16,536	4,160	3,736	—
Gregory B. Butler	10,914	3,217	2,897	—
Joseph R. Nolan, Jr.	6,308	2,892	2,666	—

In all cases, the distribution of common shares is reduced by that number of shares valued in an amount sufficient to satisfy tax withholding obligations.

(2)
Values realized on vesting of RSUs granted under the 2016 - 2018, 2017 - 2019 and 2018 - 2020 Programs were based on $70.10 per share, the closing price of Eversource Energy common shares on February 14, 2019. Values realized on vesting of performance shares granted under the 2016 - 2018 Program were based on $70.27 per share, the closing price of Eversource Energy common shares on February 20, 2019.

PENSION BENEFITS IN 2019

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension program, the supplemental pension program, and any additional benefits available under contractual agreements. See the narrative above in the CD&A under the captions "Summary Compensation Table Versus Realized Pay Comparison - James J. Judge-Eversource CEO," "Other Benefits - Retirement Benefits" and "Contractual Agreements" for more detail on benefits under these plans and agreements.

The values shown in the Pension Benefits Table for Messrs. Judge, Lembo, Schweiger and Nolan were calculated as of December 31, 2019, based on benefit payments in the form of a lump sum. For Mr. Butler, a payment of benefits was assumed in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments on the actual ages or the earliest possible ages for retirement with unreduced benefits: Mr. Judge: age 60; Mr. Lembo: age 62; Mr. Schweiger: age 55; Mr. Butler: age 62; and Mr. Nolan: age 62.

In addition, benefits were determined under the qualified pension program using tax code limits in effect on December 31, 2019. For Messrs. Judge, Lembo, Schweiger and Nolan, the values shown reflect actual 2019 salary and annual incentives earned in 2018 but paid in 2019 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2019 salary and annual incentives earned in 2019 but paid in 2020 (per applicable supplemental program rules).

Eversource determined the present value of benefits at retirement age using the discount rate within a range of 3.04% to 3.21% under ACS 715-30 pension accounting for the 2019 fiscal year end measurement as of December 31, 2019. This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, the 2019 IRS lump sum mortality table was used for Messrs. Judge, Lembo, Schweiger and Nolan. The RP2014 Employee Table Projected Generationally with Scale MP2019 was used for Mr. Butler. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2019 financial disclosure. Additional assumptions appear in the footnotes to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Pension Benefits

		Number of Years Credited Service (#)	Present Value of Accumulated Benefit	During Last Fiscal Year
Name	Plan Name
James J. Judge	Retirement Plan	42.33	$2,913,187	$—
	Supplemental Plan	20.00	14,755,642	—
	Supplemental Plan	42.33	15,719,167	—
Philip J. Lembo	Retirement Plan	10.75	1,336,500	—
	Supplemental Plan	10.75	5,208,302	—
Werner J. Schweiger	Retirement Plan	17.83	599,033	—
	Supplemental Plan	17.83	2,512,305	—
	Supplemental Plan	17.00	8,131,823	—
Gregory B. Butler	Retirement Plan	23.00	1,425,654	—
	Supplemental Plan	23.00	5,674,956	—
	Target	23.00	4,558,338	—
Joseph R. Nolan, Jr.	Retirement Plan	20.33	1,017,250	—
	Supplemental Plan	20.33	3,477,146	—
	Supplemental Plan	20.00	5,474,992	—

NONQUALIFIED DEFERRED COMPENSATION IN 2019

The following table reports amounts contributed in 2019, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2019, under Eversource's deferred compensation program, along with aggregate balances on contributions. See the narrative above in the CD&A under the caption "Other Benefits - Deferred Compensation" for more detail on the non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
James J. Judge	$—	$—	$2,066,717	$—	$8,110,416
Philip J. Lembo	—	—	306,112	—	1,615,523
Werner J. Schweiger	—	—	3,615,557	—	19,806,849
Gregory B. Butler	—	—	6,309	—	27,503
Joseph R. Nolan, Jr.	—	—	1,677,324	—	6,693,619

(1)
Includes the total market value of deferred compensation program balances at December 31, 2019, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $85.07, the closing price of Eversource common shares on December 31, 2019, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2019, the last business day of the fiscal year.

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

The summaries above do not purport to be complete and are qualified in their entirety by the actual terms and provisions of the agreements and plans, copies of which have been filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned "Pension Benefits in 2019" for information about the pension program, supplemental program and other benefits, and the section captioned "Nonqualified Deferred Compensation in 2019."

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
James J. Judge	Annual Incentives (1)	$—	$—	$—	$1,596,000
	Performance Shares (2)	8,792,108	8,792,108	8,792,108	12,958,613
	RSUs (3)	3,974,005	3,974,005	3,974,005	8,487,360
	Special Retirement Benefit (4)	—	—	—	6,997,917
	Health and Welfare Benefits (5)	—	—	—	96,289
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	10,506,837
	Separation Payment for Liquidated Damages (8)	—	—	—	11,280,000
	Total	$12,766,113	$12,766,113	$12,766,113	$51,938,016
Philip J. Lembo	Annual Incentives (1)	$—	$—	$—	$518,000
	Performance Shares (2)	2,011,593	2,011,593	2,011,593	2,921,677
	RSUs (3)	895,955	895,955	895,955	1,884,309
	Special Retirement Benefit (4)	—	—	—	2,345,917
	Health and Welfare Benefits (5)	—	—	—	42,810
	Perquisites (6)	—	—	—	10,000
	Separation Payment for Liquidated Damages (8)	—	—	—	2,910,000
	Total	$2,907,548	$2,907,548	$2,907,548	$10,632,713
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$544,000
	Performance Shares (2)	2,038,514	2,038,514	2,038,514	2,953,457
	RSUs (3)	905,673	905,673	905,673	1,899,750
	Special Retirement Benefit (4)	—	—	—	6,046,821
	Health and Welfare Benefits (5)	—	—	—	80,083
	Perquisites (6)	—	—	—	15,000
	Separation Payment for Liquidated Damages (8)	—	—	—	1,954,855
	Total	$2,944,187	$2,944,187	$2,944,187	$13,493,966
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$423,000
	Performance Shares (2)	1,592,867	1,592,867	1,592,867	2,331,273
	RSUs (3)	714,953	714,953	714,953	1,515,696
	Special Retirement Benefit (4)	¯	5,572,153	¯	5,572,153
	Health and Welfare Benefits (5)	¯	22,404	¯	33,607
	Perquisites (6)	¯	10,000	¯	15,000
	Excise Tax and Gross-Ups (7)	¯	2,818,443	¯	2,818,443
	Separation Payment for Liquidated Damages (8)	¯	1,073,000	¯	1,073,000
	Separation Payment for Non-Compete Agreement (9)	¯	1,073,000	¯	2,146,000
	Total	$2,307,820	$12,876,820	$2,307,820	$15,928,172
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$387,000
	Performance Shares (2)	1,426,297	1,426,297	1,426,297	2,103,355
	RSUs (3)	645,029	645,029	645,029	1,378,286
	Special Retirement Benefit (4)	—	—	—	3,571,439
	Health and Welfare Benefits (5)	—	—	—	87,254
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	2,774,844
	Separation Payment for Liquidated Damages (8)	—	—	—	3,945,000
	Total	$2,071,326	$2,071,326	$2,071,326	$14,262,178

(1)	For Termination Following a Change in Control: Represents target 2019 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)
For Voluntary Termination and Involuntary Termination Not for Cause and Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2017 - 2019 Long-Term Incentive Program, 67 percent of the performance share awards under the 2018 - 2020 Long-Term Incentive Program and 33 percent of the performance share awards under the 2019 - 2021 Long-Term Incentive Program. For all of the Named Executive Officers, the values were calculated by multiplying the number of RSUs by $85.07, the closing price of Eversource common shares on December 31, 2019, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three programs noted in the previous two sentences.

(3)
For Voluntary Termination and Involuntary Termination Not for Cause and Termination Upon Death or Disability, represents values of RSUs granted under long-term incentive programs that, at year-end 2019, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. For all, the values were calculated by multiplying the number of RSUs by $85.07, the closing price of Eversource common shares on December 31, 2019, the last trading day of the year.

For Termination Following a Change in Control: Represents values of all RSUs granted under long-term incentive programs that, at year-end 2019, were unvested under applicable vesting schedules, all of which vest in full.

(4)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler actuarial present values at year-end 2019 of amounts payable (two years of service) solely under an employment agreement upon termination, which are in addition to amounts due under the pension plan. For Termination Following a Change in Control: represents actuarial present values at year-end 2019 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Judge, Schweiger, Butler and Nolan, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Judge, Lembo and Schweiger. Pension amounts shown in the table are present values at year-end 2019 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler the value of two years' employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: represents estimated cost to Eversource at year-end 2019 (estimated by consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Judge, Schweiger and Nolan represent the value of three years (two years for Mr. Lembo) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years' employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

(6)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler the cost of reimbursing Mr. Butler for two years financial planning and tax preparation fees. For Termination Following a Change in Control, represents the cost to Eversource of reimbursing for financial planning and tax preparation fees for three years (two years for Mr. Lembo).

(7)
For Termination Following a Change in Control, represents payments made to offset costs associated with certain excise taxes under Section 280G of the Internal Revenue Code. Executives may be subject to certain excise taxes under Section 280G if they receive payments and benefits related to a Termination Following a Change in Control that exceed specified Internal Revenue Service limits. Contractual agreements with the above executives provide for a grossed-up reimbursement of these excise taxes. The amounts in the table are based on the Section 280G excise tax rate of 20 percent, the statutory federal income tax withholding rate of 35 percent, the applicable state income tax rate, and the Medicare tax rate of 1.45 percent.

(8)
For Involuntary Termination, Not for Cause, represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control, represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Judge, Schweiger and Nolan, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. Lembo and Butler). These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

(9)
For Involuntary Termination, Not for Cause and Termination Following a Change in Control, represents payments made under agreements or Eversource programs to Mr. Butler as consideration for agreement not to compete with Eversource following termination of employment, equal to the sum of base salary plus relevant annual incentive award. These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

PAY RATIO

Eversource's CEO to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. Eversource identified the median employee by reviewing the 2019 total cash compensation of all full-time employees, excluding Eversource's CEO, who were employed by Eversource and its subsidiaries on December 31, 2019. In Eversource's assessment of median employee compensation, pay was annualized for those employees who commenced work during 2019. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed Eversource at the end of 2019 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, Eversource calculated the annual total compensation for such employee using the same methodology it uses for its Named Executive Officers as set forth in the 2019 Summary Compensation Table.

Mr. Judge had 2019 annual total compensation of $19,806,088, as reflected in the Summary Compensation Table. Eversource's median employee's annual total compensation for 2019 was $133,899. Eversource's 2019 CEO to median employee pay ratio is 148 to 1.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2020.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 18, 2020, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
James J. Judge, Chairman of CL&P	312,760		*
Philip J. Lembo, Executive Vice President and Chief Financial Officer, Director of CL&P	63,017	(4)	*
Werner J. Schweiger, Chief Executive Officer, Director of CL&P	253,158	(5)	*
Gregory B. Butler, Executive Vice President and General Counsel, Director of CL&P	95,143		*
Joseph R. Nolan, Jr., Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Service	111,473		*
All directors and executive officers as a group (7 persons)	912,459	(6)	*

*	Less than 1 percent of Eversource Energy common shares outstanding.

1.	The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.
Includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Judge: 178,116 shares; Mr. Lembo: 19,337; Mr. Schweiger: 159,819 shares; Mr. Butler: 15,495 shares; and Mr. Nolan: 74,763 shares.

3.
Includes shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power as follows: Mr. Judge: 27,135 shares; Mr. Lembo: 122 shares; Mr. Schweiger: 691 shares; Mr. Butler: 6,291 shares; and Mr. Nolan: 19,366 shares.

4.	Includes 542 shares held by Mr. Lembo in a custodial account and 125 shares held in a charitable trust over which Mr. Lembo has sole voting and investment power.

5.
Includes 4,596 shares held in a trust of which Mr. Schweiger is the trustee and beneficiary; 437 shares in a trust of which Mr. Schweiger’s spouse is the trustee and beneficiary; and 433 shares held by Mr. Schweiger’s spouse in a custodial account.

6.	Includes 468,709 unissued shares (see Note 2) and 58,471 shares held as units in the 401(k) Plan (see Note 3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2019, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,261,070	$—	3,302,526
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,261,070	$—	3,302,526

(1)	Includes 774,163 common shares for distribution in respect of restricted share units, and 486,907 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(2)	The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)	Securities set forth in this table are authorized for issuance under compensation plans that have been approved by shareholders of Eversource Energy or the former shareholders of NSTAR.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2020.

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

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2020.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees, including out of pocket expense reimbursements, billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2019 and 2018 totaled $5,641,614 and $5,076,922, respectively. In addition, affiliates of Deloitte & Touche LLP, as noted below, provide other accounting services to the Company.  Fees consisted of the following:

1.    Audit Fees

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP for audit services rendered for the years ended December 31, 2019 and 2018 totaled $4,743,400 and $4,464,500, respectively.  The audit fees were incurred for audits of consolidated financial statements of Eversource Energy and its subsidiaries, reviews of financial statements included in the Combined Quarterly Reports on Form 10-Q of Eversource Energy and its subsidiaries, and other costs.  The fees also included audits of internal controls over financial reporting as of December 31, 2019 and 2018.

2.    Audit-Related Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for audit-related services rendered for the years ended December 31, 2019 and 2018 totaled $851,300 and $547,500, respectively.  The audit-related fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financings.

3.    Tax Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for tax services rendered for the years ended December 31, 2019 and 2018 totaled $45,000 and $7,500, respectively. The tax service fees were incurred for procedures performed in the ordinary course of business in support of certain federal rulings in 2019 and certain employee benefit plan federal filings in 2018.

4.    All Other Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for services, other than the services described above, for the years ended December 31, 2019 and 2018 totaled $1,914 and $57,422, respectively.  These fees were for a license for access to an accounting standards research tool in 2019 and 2018, and the review of benefit payment calculations in 2018.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2019, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2019 and 2018	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2019, 2018 and 2017	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2019, 2018 and 2017	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(Thousands of Dollars)

	2019	2018
ASSETS
Current Assets:
Cash	$1,469	$591
Accounts Receivable from Subsidiaries	25,070	32,175
Notes Receivable from Subsidiaries	1,376,000	991,400
Prepayments and Other Current Assets	33,546	26,861
Total Current Assets	1,436,085	1,051,027

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	13,162,337	12,009,659
Notes Receivable from Subsidiaries	157,000	323,500
Accumulated Deferred Income Taxes	27,578	40,454
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	92,394	73,669
Total Deferred Debits and Other Assets	16,671,120	15,679,093

Total Assets	$18,107,205	$16,730,120

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$878,584	$631,500
Long-Term Debt - Current Portion	23,933	378,883
Accounts Payable to Subsidiaries	4,333	8,432
Other Current Liabilities	62,385	57,877
Total Current Liabilities	969,235	1,076,692

Deferred Credits and Other Liabilities	149,637	134,614

Long-Term Debt	4,358,339	4,031,997

Common Shareholders' Equity:
Common Shares	1,729,292	1,669,392
Capital Surplus, Paid in	7,087,768	6,241,222
Retained Earnings	4,177,048	3,953,974
Accumulated Other Comprehensive Loss	(65,059)	(60,000)
Treasury Stock	(299,055)	(317,771)
Common Shareholders' Equity	12,629,994	11,486,817

Total Liabilities and Capitalization	$18,107,205	$16,730,120

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 19, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Thousands of Dollars, Except Share Information)

	2019	2018	2017

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	50,100	(6,552)	(32,189)
Operating (Loss)/Income	(50,100)	6,552	32,189
Interest Expense	163,937	123,638	80,700

Other Income, Net:
Equity in Earnings of Subsidiaries	1,001,526	1,049,748	993,063
Other, Net	68,137	47,581	23,339
Other Income, Net	1,069,663	1,097,329	1,016,402
Income Before Income Tax Benefit	855,626	980,243	967,891
Income Tax Benefit	(53,427)	(52,757)	(20,105)
Net Income	$909,053	$1,033,000	$987,996

Basic Earnings per Common Share	$2.83	$3.25	$3.11

Diluted Earnings per Common Share	$2.81	$3.25	$3.11

Weighted Average Common Shares Outstanding:
Basic	321,416,086	317,370,369	317,411,097
Diluted	322,941,636	317,993,934	318,031,580

STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017

Net Income	$909,053	$1,033,000	$987,996
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,393	1,756	1,974
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,166	(547)	(350)
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	(7,618)	5,194	(2,745)
Other Comprehensive (Loss)/Income, Net of Tax	(5,059)	6,403	(1,121)
Comprehensive Income	$903,994	$1,039,403	$986,875

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 19, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(Thousands of Dollars)

	2019	2018	2017
Operating Activities:
Net Income	$909,053	$1,033,000	$987,996
Adjustments to Reconcile Net Income to Net Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(1,001,526)	(1,049,748)	(993,063)
Cash Dividends Received from Subsidiaries	883,000	569,500	753,300
Deferred Income Taxes	13,382	20,032	37,867
Other	19,584	(31,093)	(36,052)
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	7,105	(28,716)	29,405
Taxes Receivable/Accrued, Net	(605)	(20,207)	1,555
Accounts Payable to Subsidiaries	(4,099)	(9,817)	9,763
Other Current Assets and Liabilities, Net	(2,503)	2,553	7,536
Net Cash Flows Provided by Operating Activities	823,391	485,504	798,307

Investing Activities:
Capital Contributions to Subsidiaries	(1,039,000)	(955,700)	(1,156,731)
Return of Capital from Subsidiary	—	530,000	—
Increase in Notes Receivable from Subsidiaries	(218,100)	(158,210)	(192,100)
Other Investing Activities	(1,799)	(1,149)	1,484
Net Cash Flows Used in Investing Activities	(1,258,899)	(585,059)	(1,347,347)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	852,254	—	—
Cash Dividends on Common Shares	(663,239)	(640,110)	(602,083)
Issuance of Long-Term Debt	—	1,550,000	1,200,000
Retirement of Long-Term Debt	(350,000)	(450,000)	—
Increase/(Decrease) in Notes Payable	593,370	(347,810)	(42,690)
Other Financing Activities	4,001	(12,455)	(5,759)
Net Cash Flows Provided by Financing Activities	436,386	99,625	549,468
Net Increase in Cash	878	70	428
Cash - Beginning of Year	591	521	93
Cash - End of Year	$1,469	$591	$521

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$161,323	$118,533	$73,868
Income Taxes	$(63,227)	$(30,239)	$(59,526)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 19, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance as	to Costs	Other	Deductions -	Balance
	of Beginning	and	Accounts -	Describe	as of
Description:	of Year	Expenses	Describe (a)	(b)	End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2019	$212,723	$63,446	$57,223	$108,571	$224,821
2018	195,708	61,337	48,671	92,993	212,723
2017	200,630	44,665	47,630	97,217	195,708
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2019	$88,034	$15,947	$38,935	$45,568	$97,348
2018	78,872	15,831	29,524	36,193	88,034
2017	86,391	5,312	25,533	38,364	78,872
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2019	$74,516	$25,079	$12,556	$36,745	$75,406
2018	69,666	22,279	14,971	32,400	74,516
2017	70,284	21,252	14,273	36,143	69,666
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2019	$11,065	$6,726	$872	$8,166	$10,497
2018	10,481	6,383	953	6,752	11,065
2017	9,941	6,917	464	6,841	10,481

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

Exhibit
Number        Description

3.    Articles of Incorporation and By-Laws

(A)    Eversource Energy

3.1	Declaration of Trust of Eversource Energy, as amended through May 3, 2017 (Exhibit 3.1, Eversource Form 10-Q filed on May 5, 2017)

(B)    The Connecticut Light and Power Company

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3(i), CL&P Current Report on Form 8-K filed on January 9, 2012, File No. 000-00404)

3.2	By-laws of CL&P, as amended and restated effective September 29, 2014 (Exhibit 3.1, CL&P Current Report on Form 8-K filed October 2, 2014, File No. 000-00404)

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

4.1.1
Fifth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2013, relating to $450 million of Senior Notes, Series F, due 2023 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed May 16, 2013, File No. 001-05324)

4.1.2
Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.1.3
Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series I, due 2021 and $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.1.4
Eighth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 10, 2017, relating to $300 million of Senior Notes, Series K, Due 2022 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2017, File No. 001-05324)

4.1.5
Ninth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2017, relating to $450 million of Senior Notes, Series K, due 2022 and $450 million of Senior Notes, Series L, due 2024 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed October 12, 2017, File No. 001-05324)

4.1.6
Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $200 million of Senior Notes, Series I, Due 2021 and $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

4.1.7
Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to $400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed December 18, 2018, File No. 001-05324)

4.2
Indenture dated as of January 12, 2000, between Eversource Energy, as successor to NSTAR LLC, as successor to NSTAR, and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, filed January 14, 2000, on File No. 333-94735)

4.2.1	Form of 4.50% Debenture Due 2019 (Exhibit 99.2, NSTAR Form 8-K filed November 16, 2009, File No. 001-14768)

*4.3	Eversource Energy Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(B)    The Connecticut Light and Power Company

4.1
Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1, 2017 Eversource 10-K filed on February 26, 2018)

4.1.1
Series D Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of October 1, 1994 (Exhibit 4.2.16, 1994 CL&P Form 10-K filed March 27, 1995, File No. 001-11419)

4.1.2
Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed September 22, 2004, File No. 000-00404)

4.2
Composite Indenture of Mortgage and Deed of Trust between CL&P and Deutsche Bank Trust Company Americas f/k/a Bankers Trust Company, dated as of May 1, 1921, as amended and supplemented by seventy-three supplemental mortgages to and including Supplemental Mortgage dated as of April 1, 2005 (Exhibit 99.5, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.1
Supplemental Indenture (2005 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2005 (Exhibit 99.2, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.2
Supplemental Indenture (2006 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2006 (Exhibit 99.2, CL&P Current Report on Form 8-K filed June 7, 2006, File No. 000-00404)

4.2.3
Supplemental Indenture (2007 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2007 (Exhibit 99.2, CL&P Current Report on Form 8-K filed March 29, 2007, File No. 000-00404)

4.2.4
Supplemental Indenture (2007 Series D Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2007 (Exhibit 4, CL&P Current Report on Form 8-K filed September 19, 2007, File No. 000-00404)

4.2.5
Supplemental Indenture (2009 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of February 1, 2009 (Exhibit 4, CL&P Current Report on Form 8-K filed February 19, 2009, File No. 000-00404)

4.2.6
Supplemental Indenture (2013 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2013 (Exhibit 4.1, CL&P Current Report on Form 8-K filed January 22, 2013, File No. 000-00404)

4.2.7
Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

4.2.8
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.9
Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.2.10
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 30017, File No. 000-00404)

4.2.11
Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

4.2.12
Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 2, 2018, File No. 000-00404)

4.2.13
Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 4, 2019, File No. 000-00404)

4.2.14
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on September 23, 2019, File No. 000-00404)

4.3
Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds - 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

*4.4	CL&P Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(C) NSTAR Electric Company

4.1	Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company) (Exhibit 4.1, 2017 Eversource Form 10-K filed February 26, 2018)

4.1.1	A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current Report on Form 8‑K filed March 17, 2006, File No. 001-02301)

4.1.2	A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8‑K filed March 15, 2010, File No. 001-02301)

4.1.3	A Form of 2.375% Debenture Due 2022 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed October 18, 2012, File No. 001-02301)

4.1.4	A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.5	A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015, File No. 001-02301)

4.1.6	A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.7	Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K/A filed on October 12, 2017 File No. 001-02301)

4.1.8	Form of 3.25% Debenture due May 15, 2029 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 23, 2019, File No. 001-02301)

4.2
Amended and Restated Credit Agreement, dated December 8, 2017, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4.2, 2017 Eversource Form 10-K filed on February 26, 2018)

4.3
Indenture between NSTAR Electric Company, as successor to Western Massachusetts Electric Company (WMECO), and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

4.3.1
Second Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 27, 2004, File No. 000-07624)

4.3.2
Fourth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed August 20, 2007, File No. 000-07624)

4.3.3
Fifth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2010 (Exhibit 4.1, Exhibit 4.1, WMECO Current Report on Form 8-K filed March 10, 2010, File No. 000-07624)

4.3.4
Sixth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.3.5
Seventh Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.3.6
Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

*4.4	NSTAR Electric Company Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(D)    Public Service Company of New Hampshire

4.1
First Mortgage Indenture between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, dated as of August 15, 1978 (Composite including all amendments effective June 1, 2011) (included as Exhibit C to the Eighteenth Supplemental Indenture filed as Exhibit 4.1 to PSNH Current Report on Form 8-K filed June 2, 2011, File No. 001-06392)

4.1.1
Fourteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of October 1, 2005 (Exhibit 99.2, PSNH Current Report on Form 8-K filed October 6, 2005, File No. 001-06392)

4.1.2
Seventeenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of December 1, 2009 (Exhibit 4.1, PSNH Current Report on Form 8-K filed December 15, 2009 (File No. 001-06392)

4.1.3
Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.4
Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.5
Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.6
Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.1.7
Twenty-second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on July 3, 2019 (File No. 001-06392)

4.2
Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

(F)	Eversource Energy, The Connecticut Light and Power Company and Public Service Company of New Hampshire

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

10.14
Forward Sale Agreement between Eversource Energy and Goldman Sachs & Co. LLC, dated as of May 30, 2019 (Exhibit 10.1, Eversource Energy Current Report on Form 8-K filed on July 3, 2019 (File No. 001-06392)

(B)	Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire

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

*21.    Subsidiaries of the Registrant

*23.    Consents of Independent Registered Public Accounting Firm

*31.    Rule 13a - 14(a)/15 d - 14(a) Certifications

(A)	Eversource Energy

31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

31	Certification by the Chairman of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

31	Certification by the Chairman of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32    18 U.S.C. Section 1350 Certifications

(A)	Eversource Energy

32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

32	Certification by the Chairman and the Chief Financial Officer of CL&P pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

32	Certification by the Chairman and the Chief Financial Officer of PSNH pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*101.SCH    Inline XBRL Taxonomy Extension Schema

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 26, 2020	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman of the Board, President and	February 26, 2020
	James J. Judge	Chief Executive Officer and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President	February 26, 2020
	Philip J. Lembo	and Chief Financial Officer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 26, 2020
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 26, 2020
Cotton M. Cleveland

/s/	Sanford Cloud, Jr.	Trustee	February 26, 2020
Sanford Cloud, Jr.

	Signature	Title	Date

/s/	James S. DiStasio	Trustee	February 26, 2020
James S. DiStasio

/s/	Francis A. Doyle	Trustee	February 26, 2020
Francis A. Doyle

/s/	Linda Dorcena Forry	Trustee	February 26, 2020
Linda Dorcena Forry

/s/	John Y. Kim	Trustee	February 26, 2020
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 26, 2020
Kenneth R. Leibler

/s/	David H. Long	Trustee	February 26, 2020
David H. Long

/s/	William C. Van Faasen	Trustee	February 26, 2020
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 26, 2020
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 26, 2020	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2020
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2020
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2020
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2020
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2020
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 26, 2020	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2020
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2020
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2020
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2020
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2020
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 26, 2020	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 26, 2020
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2020
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 26, 2020
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 26, 2020
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 26, 2020
	Jay S. Buth	and Chief Accounting Officer