Form 10-Q
period 2020-03-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2020-05-08
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2020

Eversource Energy Common Shares, $5.00 par value	336,442,541	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc. and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Sunrise Wind project
North East Offshore	North East Offshore, LLC, an offshore wind business holding company being developed jointly by Eversource and Denmark-based Ørsted, which holds the Revolution Wind and South Fork Wind projects
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies
The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, NPT, Aquarion, and the solar power facilities of NSTAR Electric

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
Eversource 2019 Form 10-K	The Eversource Energy and Subsidiaries 2019 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$47,425	$15,432
Receivables, Net (net of allowance for uncollectible accounts of $262,078 and $224,821 as of March 31, 2020 and December 31, 2019, respectively)	1,018,941	989,383
Unbilled Revenues	155,224	181,006
Fuel, Materials, Supplies and REC Inventory	286,498	235,471
Regulatory Assets	785,125	651,112
Prepayments and Other Current Assets	269,457	342,135
Total Current Assets	2,562,670	2,414,539
Property, Plant and Equipment, Net	28,041,356	27,585,470
Deferred Debits and Other Assets:
Regulatory Assets	4,778,321	4,863,639
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	876,328	871,633
Marketable Securities	418,715	449,130
Other Long-Term Assets	544,330	512,238
Total Deferred Debits and Other Assets	11,044,960	11,123,906
Total Assets	$41,648,986	$41,123,915

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$661,420	$889,084
Long-Term Debt – Current Portion	532,440	327,411
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	914,333	1,147,872
Renewable Portfolio Standards Compliance Obligations	192,660	160,149
Regulatory Liabilities	439,859	361,152
Other Current Liabilities	611,706	676,685
Total Current Liabilities	3,395,628	3,605,563
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,816,988	3,755,777
Regulatory Liabilities	3,668,158	3,658,042
Derivative Liabilities	342,990	338,710
Asset Retirement Obligations	489,519	488,511
Accrued Pension, SERP and PBOP	1,331,884	1,370,245
Other Long-Term Liabilities	821,195	810,553
Total Deferred Credits and Other Liabilities	10,470,734	10,421,838
Long-Term Debt	13,898,581	13,770,828
Rate Reduction Bonds	518,517	540,122
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,759,092	1,729,292
Capital Surplus, Paid In	7,479,689	7,087,768
Retained Earnings	4,322,825	4,177,048
Accumulated Other Comprehensive Loss	(63,111)	(65,059)
Treasury Stock	(288,539)	(299,055)
Common Shareholders' Equity	13,209,956	12,629,994
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$41,648,986	$41,123,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2020	2019

Operating Revenues	$2,373,726	$2,415,792

Operating Expenses:
Purchased Power, Fuel and Transmission	876,570	974,882
Operations and Maintenance	342,062	335,597
Depreciation	236,211	214,948
Amortization	49,776	70,961
Energy Efficiency Programs	148,393	140,116
Taxes Other Than Income Taxes	181,594	184,588
Total Operating Expenses	1,834,606	1,921,092
Operating Income	539,120	494,700
Interest Expense	134,715	131,734
Other Income, Net	24,104	30,985
Income Before Income Tax Expense	428,509	393,951
Income Tax Expense	91,876	83,393
Net Income	336,633	310,558
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$334,753	$308,678

Basic and Diluted Earnings Per Common Share	$1.01	$0.97

Weighted Average Common Shares Outstanding:
Basic	331,102,237	317,624,593
Diluted	332,937,153	318,316,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Net Income	$336,633	$310,558
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	229	316
Changes in Unrealized Gains on Marketable Securities	160	655
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,559	1,225
Other Comprehensive Income, Net of Tax	1,948	2,196
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$336,701	$310,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				336,633			336,633
Dividends on Common Shares - $0.5675 Per Share				(187,462)			(187,462)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,960,000	29,800	402,300				432,100
Long-Term Incentive Plan Activity			(15,295)				(15,295)
Issuance of Treasury Shares	570,542		17,230			10,516	27,746
Capital Stock Expense			(12,314)				(12,314)
Adoption of New Accounting Standard (See Note 1B)				(1,514)			(1,514)
Other Comprehensive Income					1,948		1,948
Balance as of March 31, 2020	336,411,187	$1,759,092	$7,479,689	$4,322,825	$(63,111)	$(288,539)	$13,209,956

	For the Three Months Ended March 31, 2019
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				310,558			310,558
Dividends on Common Shares - $0.535 Per Share				(169,757)			(169,757)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,609)				(16,609)
Issuance of Treasury Shares	461,662		17,476			8,633	26,109
Other Comprehensive Income					2,196		2,196
Balance as of March 31, 2019	317,347,470	$1,669,392	$6,242,089	$4,092,895	$(57,804)	$(309,138)	$11,637,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$336,633	$310,558
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	236,211	214,948
Deferred Income Taxes	44,201	18,085
Uncollectible Expense	11,353	18,565
Pension, SERP and PBOP Expense, Net	1,953	8,428
Pension and PBOP Contributions	(723)	(4,700)
Regulatory Underrecoveries, Net	(22,288)	(19,232)
Amortization	49,776	70,961
Other	(33,317)	(37,310)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(55,290)	(155,823)
Fuel, Materials, Supplies and REC Inventory	(51,027)	(39,063)
Taxes Receivable/Accrued, Net	92,140	126,381
Accounts Payable	(127,366)	(60,121)
Other Current Assets and Liabilities, Net	(61,950)	(70,242)
Net Cash Flows Provided by Operating Activities	420,306	381,435

Investing Activities:
Investments in Property, Plant and Equipment	(725,520)	(628,129)
Proceeds from Sales of Marketable Securities	58,627	234,497
Purchases of Marketable Securities	(50,723)	(237,794)
Investments in Unconsolidated Affiliates, Net	(6,113)	(249,138)
Other Investing Activities	6,119	4,893
Net Cash Flows Used in Investing Activities	(717,610)	(875,671)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	419,786	—
Cash Dividends on Common Shares	(181,608)	(169,757)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
(Decrease)/Increase in Notes Payable	(408,950)	829,430
Repayment of Rate Reduction Bonds	(21,605)	(30,727)
Issuance of Long-Term Debt	750,000	—
Retirement of Long-Term Debt	(220,253)	(250,215)
Other Financing Activities	(21,560)	16,433
Net Cash Flows Provided by Financing Activities	313,930	393,284
Net Increase/(Decrease) in Cash and Restricted Cash	16,626	(100,952)
Cash and Restricted Cash - Beginning of Period	117,063	209,324
Cash and Restricted Cash - End of Period	$133,689	$108,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$3,785	$—
Receivables, Net (net of allowance for uncollectible accounts of $130,876 and $97,348 as of March 31, 2020 and December 31, 2019, respectively)	389,102	400,927
Accounts Receivable from Affiliated Companies	33,701	24,577
Unbilled Revenues	49,982	56,465
Materials and Supplies	49,962	50,700
Regulatory Assets	290,630	178,607
Prepayments and Other Current Assets	69,767	73,184
Total Current Assets	886,929	784,460
Property, Plant and Equipment, Net	9,760,890	9,625,765
Deferred Debits and Other Assets:
Regulatory Assets	1,529,003	1,557,261
Other Long-Term Assets	250,243	217,705
Total Deferred Debits and Other Assets	1,779,246	1,774,966
Total Assets	$12,427,065	$12,185,191

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$219,000	$63,800
Accounts Payable	331,491	374,698
Accounts Payable to Affiliated Companies	88,553	97,793
Obligations to Third Party Suppliers	50,335	56,952
Regulatory Liabilities	119,283	82,763
Derivative Liabilities	69,631	67,804
Other Current Liabilities	152,138	132,339
Total Current Liabilities	1,030,431	876,149
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,270,025	1,244,551
Regulatory Liabilities	1,179,663	1,164,991
Derivative Liabilities	342,701	338,594
Accrued Pension, SERP and PBOP	385,451	391,159
Other Long-Term Liabilities	149,693	147,586
Total Deferred Credits and Other Liabilities	3,327,533	3,286,881
Long-Term Debt	3,518,129	3,518,136
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,535,765	2,535,765
Retained Earnings	1,838,340	1,791,392
Accumulated Other Comprehensive Income	315	316
Common Stockholder's Equity	4,434,772	4,387,825
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$12,427,065	$12,185,191

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Revenues	$899,703	$849,246

Operating Expenses:
Purchased Power and Transmission	374,717	319,833
Operations and Maintenance	135,597	130,637
Depreciation	78,435	73,289
Amortization of Regulatory Assets, Net	6,548	35,671
Energy Efficiency Programs	35,479	25,988
Taxes Other Than Income Taxes	82,987	92,000
Total Operating Expenses	713,763	677,418
Operating Income	185,940	171,828
Interest Expense	37,883	35,781
Other Income, Net	1,898	3,880
Income Before Income Tax Expense	149,955	139,927
Income Tax Expense	31,217	29,456
Net Income	$118,738	$110,471

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Net Income	$118,738	$110,471
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(6)
Changes in Unrealized Gains on Marketable Securities	6	23
Other Comprehensive (Loss)/Income, Net of Tax	(1)	17
Comprehensive Income	$118,737	$110,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of New Accounting Standard (See Note 1B)				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	$60,352	$2,535,765	$1,838,340	$315	$4,434,772

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	$60,352	$2,410,765	$1,737,980	$318	$4,209,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$118,738	$110,471
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	78,435	73,289
Deferred Income Taxes	19,910	15,188
Uncollectible Expense	3,230	4,116
Pension, SERP, and PBOP Expense, Net	3,315	4,063
Regulatory Underrecoveries, Net	(34,198)	(54,671)
Amortization of Regulatory Assets, Net	6,548	35,671
Other	(27,239)	(5,848)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(27,969)	(60,506)
Taxes Receivable/Accrued, Net	40,505	41,399
Accounts Payable	(27,298)	75,373
Other Current Assets and Liabilities, Net	(21,801)	(40,274)
Net Cash Flows Provided by Operating Activities	132,176	198,271

Investing Activities:
Investments in Property, Plant and Equipment	(212,374)	(189,423)
Other Investing Activities	74	59
Net Cash Flows Used in Investing Activities	(212,300)	(189,364)

Financing Activities:
Cash Dividends on Common Stock	(69,500)	(99,000)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Retirement of Long-Term Debt	—	(250,000)
Increase in Notes Payable to Eversource Parent	155,200	261,600
Other Financing Activities	(390)	(326)
Net Cash Flows Provided by/(Used in) Financing Activities	83,920	(89,116)
Net Increase/(Decrease) in Cash and Restricted Cash	3,796	(80,209)
Cash and Restricted Cash - Beginning of Period	4,971	91,613
Cash and Restricted Cash - End of Period	$8,767	$11,404

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$2,844	$52
Receivables, Net (net of allowance for uncollectible accounts of $71,111 and $75,406 as of March 31, 2020 and December 31, 2019, respectively)	375,587	346,785
Accounts Receivable from Affiliated Companies	66,838	29,914
Unbilled Revenues	32,629	37,482
Materials, Supplies and REC Inventory	178,510	124,060
Regulatory Assets	304,007	285,591
Prepayments and Other Current Assets	16,305	31,150
Total Current Assets	976,720	855,034
Property, Plant and Equipment, Net	9,614,555	9,472,770
Deferred Debits and Other Assets:
Regulatory Assets	1,225,314	1,250,029
Prepaid PBOP	172,244	166,058
Other Long-Term Assets	139,304	144,368
Total Deferred Debits and Other Assets	1,536,862	1,560,455
Total Assets	$12,128,137	$11,888,259

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$88,000	$10,500
Notes Payable to Eversource Parent	38,400	30,300
Long-Term Debt – Current Portion	—	95,000
Accounts Payable	264,148	363,691
Accounts Payable to Affiliated Companies	93,344	96,307
Obligations to Third Party Suppliers	107,341	108,827
Renewable Portfolio Standards Compliance Obligations	179,075	150,429
Regulatory Liabilities	219,872	209,180
Other Current Liabilities	68,463	71,333
Total Current Liabilities	1,058,643	1,135,567
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,374,963	1,357,265
Regulatory Liabilities	1,515,732	1,516,585
Accrued Pension and SERP	95,746	108,243
Other Long-Term Liabilities	334,538	320,629
Total Deferred Credits and Other Liabilities	3,320,979	3,302,722
Long-Term Debt	3,642,325	3,247,086
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,813,442	1,813,442
Retained Earnings	2,249,526	2,346,287
Accumulated Other Comprehensive Income	222	155
Common Stockholder's Equity	4,063,190	4,159,884
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$12,128,137	$11,888,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Revenues	$733,833	$797,612

Operating Expenses:
Purchased Power and Transmission	242,439	330,104
Operations and Maintenance	122,318	112,963
Depreciation	78,345	72,584
Amortization of Regulatory Assets, Net	27,008	22,584
Energy Efficiency Programs	68,667	76,729
Taxes Other Than Income Taxes	48,722	44,822
Total Operating Expenses	587,499	659,786
Operating Income	146,334	137,826
Interest Expense	31,017	27,881
Other Income, Net	12,238	11,086
Income Before Income Tax Expense	127,555	121,031
Income Tax Expense	27,165	27,017
Net Income	$100,390	$94,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Net Income	$100,390	$94,014
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(43)	1
Qualified Cash Flow Hedging Instruments	109	110
Changes in Unrealized Gains on Marketable Securities	1	6
Other Comprehensive Income, Net of Tax	67	117
Comprehensive Income	$100,457	$94,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of New Accounting Standard (See Note 1B)				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	$—	$1,813,442	$2,249,526	$222	$4,063,190

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	$—	$1,653,442	$2,131,015	$(1,261)	$3,783,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$100,390	$94,014
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	78,345	72,584
Deferred Income Taxes	9,775	3,722
Uncollectible Expense	3,704	5,953
Pension, SERP and PBOP Income, Net	(4,754)	(4,279)
Pension and PBOP Contributions	—	(1,503)
Regulatory (Under)/Over Recoveries, Net	(17,434)	4,329
Amortization of Regulatory Assets, Net	27,008	22,584
Other	(1,643)	(8,043)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(64,951)	(29,220)
Materials, Supplies and REC Inventory	(54,450)	(46,020)
Taxes Receivable/Accrued, Net	32,135	29,483
Accounts Payable	(53,462)	(18,109)
Other Current Assets and Liabilities, Net	7,033	11,466
Net Cash Flows Provided by Operating Activities	61,696	136,961

Investing Activities:
Investments in Property, Plant and Equipment	(247,549)	(208,540)
Other Investing Activities	21	17
Net Cash Flows Used in Investing Activities	(247,528)	(208,523)

Financing Activities:
Cash Dividends on Common Stock	(196,500)	(60,600)
Cash Dividends on Preferred Stock	(490)	(490)
Issuance of Long-Term Debt	400,000	—
Retirement of Long-Term Debt	(95,000)	—
Capital Contributions from Eversource Parent	—	20,000
Increase in Notes Payable to Eversource Parent	8,100	22,300
Increase in Notes Payable	77,500	89,930
Other Financing Activities	(4,961)	668
Net Cash Flows Provided by Financing Activities	188,649	71,808
Net Increase in Cash and Restricted Cash	2,817	246
Cash and Restricted Cash - Beginning of Period	6,312	14,659
Cash and Restricted Cash - End of Period	$9,129	$14,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$19	$413
Receivables, Net (net of allowance for uncollectible accounts of $11,154 and $10,497 as of March 31, 2020 and December 31, 2019, respectively)	99,792	99,934
Accounts Receivable from Affiliated Companies	10,176	6,763
Unbilled Revenues	42,344	48,146
Materials, Supplies and REC Inventory	28,483	24,957
Regulatory Assets	102,438	84,053
Special Deposits	16,627	32,513
Prepayments and Other Current Assets	6,268	19,431
Total Current Assets	306,147	316,210
Property, Plant and Equipment, Net	3,187,282	3,129,506
Deferred Debits and Other Assets:
Regulatory Assets	843,904	861,672
Other Long-Term Assets	41,564	43,270
Total Deferred Debits and Other Assets	885,468	904,942
Total Assets	$4,378,897	$4,350,658

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$84,700	$27,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	103,551	127,081
Accounts Payable to Affiliated Companies	32,707	37,946
Regulatory Liabilities	69,042	65,766
Accrued Interest	14,323	19,138
Other Current Liabilities	39,636	32,736
Total Current Liabilities	387,169	352,877
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	511,822	506,212
Regulatory Liabilities	411,959	413,381
Accrued Pension, SERP and PBOP	152,649	157,638
Other Long-Term Liabilities	36,022	37,075
Total Deferred Credits and Other Liabilities	1,112,452	1,114,306
Long-Term Debt	951,747	951,620
Rate Reduction Bonds	518,517	540,122
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	903,134	903,134
Retained Earnings	507,307	490,306
Accumulated Other Comprehensive Loss	(1,429)	(1,707)
Common Stockholder's Equity	1,409,012	1,391,733
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,378,897	$4,350,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Revenues	$276,368	$276,435

Operating Expenses:
Purchased Power and Transmission	94,138	113,531
Operations and Maintenance	47,128	52,630
Depreciation	24,334	22,919
Amortization of Regulatory Assets, Net	20,110	13,667
Energy Efficiency Programs	9,364	6,714
Taxes Other Than Income Taxes	19,701	17,311
Total Operating Expenses	214,775	226,772
Operating Income	61,593	49,663
Interest Expense	14,479	14,367
Other Income, Net	3,190	7,022
Income Before Income Tax Expense	50,304	42,318
Income Tax Expense	10,703	9,537
Net Income	$39,601	$32,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Net Income	$39,601	$32,781
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	269	269
Changes in Unrealized Gains on Marketable Securities	9	38
Other Comprehensive Income, Net of Tax	278	307
Comprehensive Income	$39,879	$33,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of New Accounting Standard (See Note 1B)				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	$—	$903,134	$507,307	$(1,429)	$1,409,012

	For the Three Months Ended March 31, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	$—	$678,134	$641,039	$(2,544)	$1,316,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$39,601	$32,781
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	24,334	22,919
Deferred Income Taxes	4,167	6,541
Uncollectible Expense	666	1,725
Regulatory Underrecoveries, Net	(22,977)	(26,986)
Amortization of Regulatory Assets, Net	20,110	13,667
Other	(3,885)	(1,621)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	2,843	1,103
Materials, Supplies and REC Inventory	(3,526)	144
Taxes Receivable/Accrued, Net	6,110	17,572
Accounts Payable	(18,064)	11,762
Other Current Assets and Liabilities, Net	9,118	6,472
Net Cash Flows Provided by Operating Activities	58,497	86,079

Investing Activities:
Investments in Property, Plant and Equipment	(88,694)	(64,361)
Other Investing Activities	126	102
Net Cash Flows Used in Investing Activities	(88,568)	(64,259)

Financing Activities:
Cash Dividends on Common Stock	(22,300)	(19,000)
Repayment of Rate Reduction Bonds	(21,605)	(30,727)
Increase in Notes Payable to Eversource Parent	57,700	4,000
Other Financing Activities	(22)	(20)
Net Cash Flows Provided by/(Used in) Financing Activities	13,773	(45,747)
Net Decrease in Cash and Restricted Cash	(16,298)	(23,927)
Cash and Restricted Cash - Beginning of Period	36,688	52,723
Cash and Restricted Cash - End of Period	$20,390	$28,796

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2019 Form 10-K, which was filed with the SEC on February 27, 2020. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2020 and December 31, 2019, and the results of operations, comprehensive income, common shareholders' equity, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations, comprehensive income, and cash flows for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results expected for a full year.

Eversource consolidates the operations of CYAPC and YAEC, both of which are inactive regional nuclear power companies engaged in the long-term storage of their spent nuclear fuel. Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

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

In March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus (COVID-19) a pandemic and President Trump declared a national emergency affecting the entire United States where each state qualifies as being part of a national disaster. The spread of COVID-19 has adversely affected workforces, the overall economy and caused significant volatility in the financial markets. To date, Eversource has not experienced significant operational or financial impacts directly related to the pandemic. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, management will continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on information available, management is unable to predict the impacts that the COVID-19 pandemic will have on future operations, financial position, results of operations, and cash flows. The extent of the impact in the future will vary and depend in large part on the duration, scope and severity of a national and global economic slowdown, risk of inflation, governmental and regulatory actions, the maintenance of a strong regional and national healthcare system, and the continued spread of the virus, which is mitigated through social distancing measures.

Our customer receivable balances and uncollectible accounts have not been materially impacted by COVID-19. We believe that we will be able to develop a successful structure with our respective state regulatory commissions to recover our costs associated with COVID-19, while balancing the impact on our customers’ bills. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for further discussion of our evaluation of the allowance for doubtful accounts as of March 31, 2020 in light of the COVID-19 pandemic.

An extended economic slowdown could result in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and our Connecticut water distribution business are not expected to materially impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms. The revenue decoupling mechanisms mitigate the impact of lower demand and resulting lost sales revenues by allowing for a true-up to occur as part of each company’s annual decoupling filing. These revenue decoupling mechanisms qualify as alternative revenue programs in accordance with accounting guidance for rate-regulated operations.

As of March 31, 2020, we did not have indicators of triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

The Eversource and PSNH 2019 statements of cash flows and the 2019 segment footnote were revised to correct an error in the presentation of non-cash capital additions.  The impact of this revision on the statement of cash flows is a decrease to operating cash inflows in Accounts Payable of $46.6 million and a corresponding decrease to investing cash outflows in Investments in Property, Plant and Equipment for the quarter ended March 31, 2019.  This revision is not deemed material, individually or in the aggregate, to the previously issued financial statements.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective: In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the general principles of current income tax guidance in ASC 740 and simplifies and improves consistency in application of that income tax guidance through clarifications of and amendments to ASC 740. The guidance is effective in the first quarter of 2021. The ASU is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric and PSNH.

Accounting Standards Recently Adopted: On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides a model for recognizing credit losses on financial instruments based on an estimate of current expected losses, requiring immediate recognition of credit losses expected over the life of a financial instrument. The Company determined the impacts of this standard on the allowance for credit losses on its financial instruments, primarily accounts receivable.  As of January 1, 2020, the Company recorded increases to the allowance for uncollectible accounts for late fees and other receivable amounts of $1.6 million, $0.9 million, $0.2 million and $0.3 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively. The impact to retained earnings, net of tax, was $1.5 million, $0.9 million, $0.2 million and $0.3 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively.

The Company also adjusted the allowance for uncollectible amounts of hardship receivables and other low-income assistance programs, which are ultimately collectible in rates at specified points in time under approved regulatory mechanisms. The impact on the allowance, which was offset in other long-term assets on the balance sheets, was an increase of $22.2 million and $21.3 million at Eversource and CL&P, respectively, and a decrease of $1.5 million at NSTAR Electric. See Note 1C, “Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts,” for further information.

The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment as of January 1, 2020. The ASU simplified the accounting for goodwill impairment by removing a complex step in the goodwill impairment test. Under the guidance, goodwill impairment is measured as the amount by which its carrying value exceeds its fair value. The ASU is not expected to have an impact on the financial statements of Eversource.

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligned the requirements for capitalizing costs incurred to implement a cloud computing arrangement with existing internal-use software guidance. The prospective implementation of this standard did not have any impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH for the period ending March 31, 2020.

On January 1, 2020, the Company prospectively adopted ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modified fair value disclosure requirements. The standard includes new disclosure requirements for Level 3 unobservable inputs and eliminated the requirement to disclose certain information relating to transfers between levels. The modified disclosures are included in Note 1D, “Summary of Significant Accounting Policies - Fair Value Measurements,” and Note 4, “Derivative Instruments.”

C.    Allowance for Uncollectible Accounts
Receivables, Net on the balance sheets primarily includes trade receivables from retail customers and customers related to wholesale transmission contracts, wholesale market sales, sales of RECs and property rentals. Receivables, Net also includes customer receivables for the purchase of electricity from a competitive third party supplier, the current portion of customer energy efficiency loans, property damage receivables and other miscellaneous receivables. There is no material concentration of receivables. Receivables are recorded at amortized cost, net of a credit loss provision (or allowance for uncollectible accounts).

Receivables are presented net of expected credit losses at estimated net realizable value by maintaining an allowance for uncollectible accounts. Effective January 1, 2020, the current expected credit loss (CECL) model was applied to receivables for purposes of calculating the allowance for uncollectible accounts. This model is based on expected losses and results in the recognition of estimated expected credit losses, including uncollectible amounts for both billed and unbilled revenues, over the life of the receivable at the time a receivable is recorded.

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, and management's assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible.

As of March 31, 2020, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the economic downturn to date. This evaluation included an analysis of collection and customer payment trends in 2020, economic conditions, flexible payment plans and financial hardship arrearage management programs being offered to customers, and the impacts of federal governmental pandemic relief programs for our customers and the expansion of unemployment benefits initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. Based upon the evaluation performed, management concluded that the reserve balance as of March 31, 2020 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric and NSTAR Gas to recover in rates amounts associated with certain uncollectible hardship accounts receivable. These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets. Hardship customers are protected from shut-off in certain circumstances, and historical collection experience has reflected a higher default risk as compared to the rest of the receivable population. As a result of the adoption of ASU 2016-13, management aligned the allowance for uncollectible hardship accounts across all regulatory jurisdictions, using a higher credit risk profile for this pool of trade receivables as compared to non-hardship receivables. Implementation impacts of the accounting standard on the allowance for uncollectible hardship accounts are reflected in the rollforward of the uncollectible allowance in the table below. The allowance for uncollectible hardship accounts is included in the total uncollectible allowance balance.

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	For the Three Months Ended March 31, 2020
	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense (1)	—	11.4	11.4	—	3.2	3.2	—	3.7	3.7	0.7
Uncollectible Costs Deferred (2)	11.8	8.5	20.3	12.9	1.8	14.7	(3.4)	3.4	—	1.3
Write-Offs	(4.7)	(16.8)	(21.5)	(3.8)	(3.5)	(7.3)	(0.4)	(8.0)	(8.4)	(1.7)
Recoveries Collected	0.2	3.1	3.3	0.2	0.6	0.8	—	1.7	1.7	0.1
Ending Balance	$172.2	$89.9	$262.1	$110.7	$20.2	$130.9	$38.5	$32.6	$71.1	$11.2

(1) Uncollectible expense associated with customer and other accounts receivable is included in Operations and Maintenance expense on the statements of income. For the three months ended March 31, 2019, uncollectible expense included in Operations and Maintenance Expense was $18.6 million, $4.1 million, $6.0 million and $1.7 million for Eversource, CL&P, NSTAR Electric and PSNH, respectively.

(2) The current period provision for expected credit losses for hardship accounts and other customer receivables that are ultimately recovered in rates is deferred as a regulatory cost on the balance sheets.

D.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets and AROs, and the estimated fair value of preferred stock, long-term debt and RRBs.

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available in order to minimize the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis. The three levels of the fair value hierarchy are described below:

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2020				March 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income/(Expense) Components	$12.7	$1.1	$7.9	$1.9	$7.4	$(0.6)	$7.0	$0.5
AFUDC Equity	10.6	3.9	5.0	1.5	10.9	2.6	4.0	0.2
Equity in Earnings of Unconsolidated Affiliates	4.0	—	0.1	—	5.0	—	0.2	—
Investment Income/(Loss)	(4.3)	(3.4)	(1.3)	(0.5)	1.2	1.7	(0.3)	0.4
Interest Income	0.7	0.3	0.1	0.3	6.5	0.4	0.2	5.9
Other	0.4	—	0.4	—	—	(0.2)	—	—
Total Other Income, Net	$24.1	$1.9	$12.2	$3.2	$31.0	$3.9	$11.1	$7.0

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019
Eversource	$43.1	$45.0
CL&P	35.5	36.2

Separate from above were amounts recorded as Taxes Other Than Income Taxes at CL&P related to the remittance to the State of Connecticut of energy efficiency funds collected from customers of $10.7 million for the three months ended March 31, 2019. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2020	As of March 31, 2019
Eversource	$273.7	$336.3
CL&P	85.0	121.9
NSTAR Electric	70.2	83.2
PSNH	37.9	30.4

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$47.4	$3.8	$2.8	$—	$15.4	$—	$0.1	$0.4
Restricted cash included in:
Special Deposits	39.0	4.7	6.2	16.6	52.5	4.6	6.2	32.5
Marketable Securities	44.1	0.3	0.1	0.6	46.0	0.4	—	0.6
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$133.7	$8.8	$9.1	$20.4	$117.1	$5.0	$6.3	$36.7

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

H.     Pending Acquisition of Assets of Columbia Gas of Massachusetts
On February 26, 2020, Eversource and NiSource Inc. entered into an asset purchase agreement (the Agreement) pursuant to which Eversource would acquire certain assets that comprise NiSource’s local natural gas distribution business in Massachusetts, which is doing business as Columbia Gas of Massachusetts (CMA). The purchase price of $1.1 billion includes a target working capital amount that is subject to adjustment to reflect actual working capital as of the closing date.

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities to be assumed also exclude any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource is not assuming any of CMA's or NiSource Inc.'s debt.

The transaction requires approval from the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and it is subject to review under the Hart-Scott-Rodino Act, for which the relevant review period has expired. The resulting rate plan also requires DPU approval. Eversource expects to finance the asset acquisition through a combination of debt and equity issuances in a ratio that is consistent with our current consolidated capital structure. The transaction is expected to close by the end of the third quarter of 2020.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,334.3	$528.3	$616.3	$213.9	$2,382.9	$539.0	$629.8	$218.2
Income Taxes, Net	727.2	458.9	108.5	12.8	725.8	458.8	108.0	12.8
Securitized Stranded Costs	554.5	—	—	554.5	565.3	—	—	565.3
Storm Restoration Costs, Net	497.6	251.6	183.0	63.0	540.6	274.6	200.6	65.4
Regulatory Tracker Mechanisms	551.5	191.0	227.4	84.6	411.5	78.3	207.1	65.8
Derivative Liabilities	335.2	333.8	—	—	334.5	329.2	—	—
Goodwill-related	327.3	—	281.0	—	331.5	—	284.6	—
Asset Retirement Obligations	99.3	31.2	51.5	3.7	97.2	30.8	50.3	3.6
Other Regulatory Assets	136.5	24.8	61.6	13.8	125.4	25.2	55.2	14.7
Total Regulatory Assets	5,563.4	1,819.6	1,529.3	946.3	5,514.7	1,735.9	1,535.6	945.8
Less: Current Portion	785.1	290.6	304.0	102.4	651.1	178.6	285.6	84.1
Total Long-Term Regulatory Assets	$4,778.3	$1,529.0	$1,225.3	$843.9	$4,863.6	$1,557.3	$1,250.0	$861.7

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $171.3 million (including $82.6 million for CL&P, $50.3 million for NSTAR Electric and $16.9 million for PSNH) and $146.0 million (including $51.8 million for CL&P, $55.7 million for NSTAR Electric and $18.0 million for PSNH) of additional regulatory costs as of March 31, 2020 and December 31, 2019, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,831.2	$1,019.8	$1,063.9	$391.4	$2,844.6	$1,022.8	$1,071.2	$392.8
Cost of Removal	579.3	77.4	337.2	14.8	559.8	64.6	330.6	16.3
Benefit Costs	80.1	—	68.6	—	84.5	—	72.2	—
Regulatory Tracker Mechanisms	412.5	121.7	189.8	64.1	325.1	94.8	165.6	57.0
AFUDC - Transmission	74.4	45.7	28.7	—	73.2	46.0	27.2	—
Other Regulatory Liabilities	130.6	34.4	47.4	10.7	132.0	19.6	59.0	13.1
Total Regulatory Liabilities	4,108.1	1,299.0	1,735.6	481.0	4,019.2	1,247.8	1,725.8	479.2
Less: Current Portion	439.9	119.3	219.9	69.0	361.2	82.8	209.2	65.8
Total Long-Term Regulatory Liabilities	$3,668.2	$1,179.7	$1,515.7	$412.0	$3,658.0	$1,165.0	$1,516.6	$413.4

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2020	As of December 31, 2019
(Millions of Dollars)
Distribution - Electric	$16,117.4	$15,880.0
Distribution - Natural Gas	3,984.2	3,931.1
Transmission - Electric	11,059.4	10,958.4
Distribution - Water	1,730.2	1,726.5
Solar	200.5	200.2
Utility	33,091.7	32,696.2
Other (1)	1,073.2	1,025.6
Property, Plant and Equipment, Gross	34,164.9	33,721.8
Less: Accumulated Depreciation
Utility	(7,572.4)	(7,483.5)
Other	(408.0)	(387.4)
Total Accumulated Depreciation	(7,980.4)	(7,870.9)
Property, Plant and Equipment, Net	26,184.5	25,850.9
Construction Work in Progress	1,856.9	1,734.6
Total Property, Plant and Equipment, Net	$28,041.4	$27,585.5

	As of March 31, 2020			As of December 31, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,607.8	$7,250.8	$2,299.1	$6,485.5	$7,163.7	$2,271.1
Transmission - Electric	5,094.1	4,444.7	1,515.8	5,043.0	4,411.9	1,498.7
Solar	—	200.5	—	—	200.2	—
Property, Plant and Equipment, Gross	11,701.9	11,896.0	3,814.9	11,528.5	11,775.8	3,769.8
Less: Accumulated Depreciation	(2,413.6)	(2,925.2)	(810.1)	(2,385.7)	(2,895.3)	(799.9)
Property, Plant and Equipment, Net	9,288.3	8,970.8	3,004.8	9,142.8	8,880.5	2,969.9
Construction Work in Progress	472.6	643.8	182.5	483.0	592.3	159.6
Total Property, Plant and Equipment, Net	$9,760.9	$9,614.6	$3,187.3	$9,625.8	$9,472.8	$3,129.5

(1)	These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2020			As of December 31, 2019
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$12.8	$(0.4)	$12.4	$12.2	$(0.4)	$11.8
Long-Term Derivative Assets:
CL&P	Level 3	68.2	(2.1)	66.1	67.5	(2.1)	65.4
Current Derivative Liabilities:
CL&P	Level 3	(69.6)	—	(69.6)	(67.8)	—	(67.8)
Other	Level 2	(1.4)	0.3	(1.1)	(5.2)	—	(5.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(342.7)	—	(342.7)	(338.6)	—	(338.6)
Other	Level 2	(0.3)	—	(0.3)	(0.1)	—	(0.1)

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2020 and December 31, 2019, were 676 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets. In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of March 31, 2020 and December 31, 2019, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 3.5 million and 9.6 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2020 and 2019, there were losses of $18.0 million and $5.2 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2020						As of December 31, 2019
CL&P	Range			Weighted Average (1)		Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	$5.82	$4.81	per kW-Month	2024 - 2026	$3.01	—	$7.34	per kW-Month	2023 - 2026
Forward Reserve Prices	0.80	—	1.90	1.35	per kW-Month	2020 - 2024	0.80	—	1.90	per kW-Month	2020 - 2024

(1)	Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 1.5 percent through 13 percent, or a weighted average of 11.9 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
Derivatives, Net:
Fair Value as of Beginning of Period	$(329.2)	$(356.5)
Net Realized/Unrealized Losses Included in Regulatory Assets	(16.4)	(5.3)
Settlements	11.8	8.7
Fair Value as of End of Period	$(333.8)	$(353.1)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of March 31, 2020 and December 31, 2019 was $34.8 million and $45.7 million, respectively.  For the three months ended March 31, 2020 and 2019, there were unrealized losses of $9.1 million and unrealized gains of $1.0 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $162.0 million and $182.8 million as of March 31, 2020 and December 31, 2019, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2020				As of December 31, 2019
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$224.2	$10.9	$(0.6)	$234.5	$228.4	$5.8	$(0.1)	$234.1

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $198.7 million and $198.1 million as of March 31, 2020 and December 31, 2019, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three months ended March 31, 2020 and 2019, and no allowance for credit losses as of March 31, 2020.  Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of March 31, 2020, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$56.5	$56.6
One to five years	40.1	41.7
Six to ten years	38.6	41.4
Greater than ten years	89.0	94.8
Total Debt Securities	$224.2	$234.5

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2020	As of December 31, 2019
Level 1:
Mutual Funds and Equities	$196.8	$228.5
Money Market Funds	44.1	46.0
Total Level 1	$240.9	$274.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$100.9	$96.8
Corporate Debt Securities	45.9	44.0
Asset-Backed Debt Securities	13.7	12.9
Municipal Bonds	22.2	26.7
Other Fixed Income Securities	7.7	7.7
Total Level 2	$190.4	$188.1
Total Marketable Securities	$431.3	$462.6

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$738.4	$1,224.9	$711.6	$225.1	3.38%	1.98%
NSTAR Electric Commercial Paper Program	88.0	10.5	562.0	639.5	1.25%	1.63%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2020 or December 31, 2019.

Amounts outstanding under the commercial paper programs and revolving credit facilities are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuances in May 2020, $25.0 million of the current portion of long-term debt and $165.0 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of March 31, 2020.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2020, there were intercompany loans from Eversource parent to CL&P of $219.0 million, to PSNH of $84.7 million, and to a subsidiary of NSTAR Electric of $38.4 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
3.95% 2020 Debentures	$400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes

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

PSNH Funding was formed solely to issue RRBs to finance PSNH's unrecovered remaining costs associated with the divestiture of its generation assets. PSNH Funding is considered a VIE primarily because the equity capitalization is insufficient to support its operations. PSNH has the power to direct the significant activities of the VIE and is most closely associated with the VIE as compared to other interest holders. Therefore, PSNH is considered the primary beneficiary and consolidates PSNH Funding in its consolidated financial statements. The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
Balance Sheet:	As of March 31, 2020	As of December 31, 2019
Restricted Cash - Current Portion (included in Current Assets)	$16.6	$32.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	554.5	565.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.0	5.6
Accrued Interest (included in Other Current Liabilities)	3.3	8.6
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	518.5	540.1

(Millions of Dollars)	For the Three Months Ended
Income Statement:	March 31, 2020	March 31, 2019
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.6
Interest Expense on RRB Principal (included in Interest Expense)	5.0	5.4

8.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSION

Eversource provides defined benefit retirement plans (Pension Plans) that cover eligible employees.  In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans (SERP Plans), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees. Eversource also provides defined benefit postretirement plans (PBOP Plans) that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that meet certain age and service eligibility requirements.

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

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.6	$5.7	$3.8	$2.2	$2.6	$0.5	$0.6	$0.2
Interest Cost	44.3	9.5	9.6	4.9	6.1	1.2	1.7	0.6
Expected Return on Plan Assets	(100.3)	(20.0)	(25.8)	(11.3)	(18.1)	(2.4)	(8.5)	(1.4)
Actuarial Loss	49.3	10.0	13.3	4.1	2.1	0.4	0.7	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$13.2	$5.2	$1.0	$(0.1)	$(12.7)	$(0.1)	$(9.7)	$(0.4)
Intercompany Allocations	N/A	$1.9	$1.9	$0.6	N/A	$(0.4)	$(0.4)	$(0.2)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.3	$4.8	$3.9	$2.6	$2.1	$0.4	$0.4	$0.2
Interest Cost	54.2	11.5	11.9	6.2	8.1	1.5	2.3	0.9
Expected Return on Plan Assets	(92.3)	(18.8)	(24.4)	(10.3)	(16.6)	(2.3)	(7.5)	(1.3)
Actuarial Loss	35.8	8.1	9.4	3.5	2.5	0.4	0.9	0.2
Prior Service Cost/(Credit)	1.1	—	0.1	—	(5.8)	0.3	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$18.1	$5.6	$0.9	$2.0	$(9.7)	$0.3	$(8.1)	$0.1
Intercompany Allocations	N/A	$7.8	$3.0	$2.4	N/A	$(0.1)	$(0.2)	$(0.1)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2020		As of December 31, 2019
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	55	$79.1	57	$81.0
CL&P	15	11.8	15	11.4
NSTAR Electric	13	6.2	15	8.0
PSNH	9	7.4	9	7.5

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $67.4 million and $67.9 million as of March 31, 2020 and December 31, 2019, respectively, and related primarily to the natural gas business segment.

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

B.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of March 31, 2020:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
Various	Surety Bonds (1)	$30.0	2020 - 2023
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	6.1	2024
Bay State Wind LLC	Real Estate Purchase	2.5	2020
Sunrise Wind LLC	Offshore Wind (2)	2.2	-

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(2)
On October 25, 2019, Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guaranty Sunrise Wind LLC’s performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The Company regularly reviews performance risk under this arrangement, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. As of March 31, 2020, the fair value of the guarantee was immaterial.

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed a fourth set of lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies sought monetary damages totaling $104.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (DOE Phase IV). On February 21, 2019, the Yankee Companies received a partial summary judgment and partial final judgment in their favor for the undisputed amount of monetary damages of $103.2 million. The court awarded CYAPC, YAEC and MYAPC damages of $40.7 million, $28.1 million and $34.4 million, respectively. The DOE did not appeal the court's judgment and the decision became final on April 23, 2019. On June 12, 2019, each of the Yankee Companies received the damages proceeds. On June 12, 2019, the court accepted an offer of judgment in the amount of $0.5 million to settle the disputed amount of approximately $1 million in Phase IV contested damages. The Yankee Companies received the $0.5 million payment in July 2019.

In September 2019, the Yankee Companies made a required informational filing with FERC as to the use of proceeds, for which approval was received in the fourth quarter of 2019. In December 2019, YAEC and MYAPC returned proceeds of $5.4 million and $21.0 million, respectively, to its member companies, of which the Eversource utilities (CL&P, NSTAR Electric and PSNH) received a total of $2.8 million from YAEC and $5.0 million from MYAPC. The Eversource utilities refund these amounts received to their utility customers. Also, in December 2019, CYAPC paid $29.0 million to the DOE to partially settle its pre-1983 spent nuclear fuel obligation.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2020 and December 31, 2019.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource's after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

E.    Eversource and NSTAR Electric Boston Harbor Civil Action
In 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts against NSTAR Electric, HEEC, and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.0	$116.2	$113.8	$43.0	$42.2	$—	$—
Long-Term Debt	14,431.0	15,177.1	3,518.1	3,949.4	3,642.3	3,901.2	951.7	995.8
Rate Reduction Bonds	561.7	596.0	—	—	—	—	561.7	596.0

As of December 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$162.0	$116.2	$117.8	$43.0	$44.2	$—	$—
Long-Term Debt	14,098.2	15,170.2	3,518.1	4,058.0	3,342.1	3,659.9	951.6	1,005.7
Rate Reduction Bonds	583.3	625.9	—	—	—	—	583.3	625.9

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(3.0)	$0.7	$(62.8)	$(65.1)	$(4.4)	$(0.5)	$(55.1)	$(60.0)

OCI Before Reclassifications	—	0.2	—	0.2	—	0.7	—	0.7
Amounts Reclassified from AOCI	0.2	—	1.6	1.8	0.3	—	1.2	1.5
Net OCI	0.2	0.2	1.6	2.0	0.3	0.7	1.2	2.2
Balance as of March 31st	$(2.8)	$0.9	$(61.2)	$(63.1)	$(4.1)	$0.2	$(53.9)	$(57.8)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2020 and December 31, 2019	Issued as of
	Par Value		March 31, 2020	December 31, 2019
Eversource	$5	380,000,000	351,818,402	345,858,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuance and Forward Sale Agreement: In June 2019, Eversource completed an equity offering consisting of 5,980,000 common shares issued directly by the Company and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. Under the forward sale agreement, 11,960,000 common shares were borrowed from third parties and sold by the underwriters. The forward sale agreement allowed Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price was subject to adjustment daily based on a floating interest rate factor and would decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource previously issued 6,000,000 common shares under the forward sale agreement in December 2019. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price of $71.48 per share, as adjusted in accordance with the forward sale agreement.

The 2020 issuances of 5,960,000 common shares resulted in proceeds of $419.8 million, net of issuance costs, and were reflected in shareholders' equity and as financing activities on the statement of cash flows.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement were recorded in the financial statements until settlements took place. Prior to any settlements, the only impact to the financial statements was the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 14, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received upon the direct issuance of common shares and the net proceeds received upon settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Treasury Shares: As of March 31, 2020 and December 31, 2019, there were 15,407,215 and 15,977,757 Eversource common shares held as treasury shares, respectively. As of March 31, 2020 and December 31, 2019, Eversource common shares outstanding were 336,411,187 and 329,880,645, respectively.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2020 and 2019. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2020 and December 31, 2019. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

As described in Note 12, "Common Shares," earnings per share dilution, if any, related to the forward sale agreement is determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of Eversource's common shares is higher than the adjusted forward sale price.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net Income Attributable to Common Shareholders	$334.8	$308.7
Weighted Average Common Shares Outstanding:
Basic	331,102,237	317,624,593
Dilutive Effect of:
Share-Based Compensation Awards and Other	747,233	691,489
Equity Forward Sale Agreement	1,087,683	—
Total Dilutive Effect	1,834,916	691,489
Diluted	332,937,153	318,316,082
Basic and Diluted EPS	$1.01	$0.97

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$963.8	$238.0	$—	$27.8	$—	$—	$1,229.6
Commercial	607.0	134.6	—	14.8	—	(1.0)	755.4
Industrial	79.8	28.3	—	1.1	—	(3.2)	106.0
Total Retail Tariff Sales Revenues	1,650.6	400.9	—	43.7	—	(4.2)	2,091.0
Wholesale Transmission Revenues	—	—	336.3	—	17.3	(283.6)	70.0
Wholesale Market Sales Revenues	91.0	13.2	—	0.8	—	—	105.0
Other Revenues from Contracts with Customers	19.1	0.9	3.4	1.9	277.3	(276.2)	26.4
Amortization/(Reserve) for Revenues Subject to Refund	2.3	0.5	—	(0.8)	—	—	2.0
Total Revenues from Contracts with Customers	1,763.0	415.5	339.7	45.6	294.6	(564.0)	2,294.4
Alternative Revenue Programs (1)	38.8	32.2	29.8	1.1	—	(27.4)	74.5
Other Revenues (2)	3.5	0.9	0.2	0.2	—	—	4.8
Total Operating Revenues	$1,805.3	$448.6	$369.7	$46.9	$294.6	$(591.4)	$2,373.7

	For the Three Months Ended March 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,033.3	$258.9	$—	$27.0	$—	$—	$1,319.2
Commercial	652.6	143.8	—	14.3	—	(1.1)	809.6
Industrial	82.1	30.9	—	1.1	—	(2.7)	111.4
Total Retail Tariff Sales Revenues	1,768.0	433.6	—	42.4	—	(3.8)	2,240.2
Wholesale Transmission Revenues	—	—	324.9	—	13.5	(270.8)	67.6
Wholesale Market Sales Revenues	51.5	21.7	—	1.0	—	—	74.2
Other Revenues from Contracts with Customers	12.6	0.9	3.2	1.7	244.6	(245.4)	17.6
Amortization/(Reserve) for Revenues Subject to Refund	(3.1)	1.6	—	(0.8)	—	—	(2.3)
Total Revenues from Contracts with Customers	1,829.0	457.8	328.1	44.3	258.1	(520.0)	2,397.3
Alternative Revenue Programs (1)	2.1	10.4	12.4	0.9	—	(11.1)	14.7
Other Revenues (2)	2.8	0.7	—	0.3	—	—	3.8
Total Operating Revenues	$1,833.9	$468.9	$340.5	$45.5	$258.1	$(531.1)	$2,415.8

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$489.9	$331.0	$142.9	$510.5	$371.0	$151.8
Commercial	226.4	301.9	79.1	236.7	336.5	79.8
Industrial	34.0	26.8	19.0	34.6	28.8	18.7
Total Retail Tariff Sales Revenues	750.3	659.7	241.0	781.8	736.3	250.3
Wholesale Transmission Revenues	151.8	134.8	49.7	154.8	122.6	47.5
Wholesale Market Sales Revenues	64.7	14.4	11.9	13.7	24.4	13.4
Other Revenues from Contracts with Customers	8.8	10.7	3.7	8.9	4.0	3.6
Amortization/(Reserve) for Revenues Subject to Refund	—	—	2.3	—	—	(3.1)
Total Revenues from Contracts with Customers	975.6	819.6	308.6	959.2	887.3	311.7
Alternative Revenue Programs (1)	44.6	19.3	4.7	5.7	7.3	1.5
Other Revenues (2)	1.7	1.4	0.6	1.0	1.5	0.3
Eliminations	(122.2)	(106.5)	(37.5)	(116.7)	(98.5)	(37.1)
Total Operating Revenues	$899.7	$733.8	$276.4	$849.2	$797.6	$276.4

(1)
CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and the Connecticut water distribution business each have a revenue decoupling mechanism approved by a regulatory commission. The revenue decoupling mechanisms mitigate the impact of lower demand and resulting lost sales revenues by allowing for a true-up to occur as part of each company’s annual decoupling filing. These revenue decoupling mechanisms qualify as alternative revenue programs in accordance with accounting guidance for rate-regulated operations. The increase in revenues from Alternative Revenue Programs for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily the result of a higher decoupling deferral adjustment driven by lower distribution sales volumes in the first quarter of 2020. The decoupling deferral adjustment to revenues is recorded as a regulatory tracker mechanism within Regulatory Assets on the balance sheets.

(2)
Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also includes lease revenues under lessor accounting guidance of $1.1 million (including $0.2 million at CL&P, and $0.7 million at NSTAR Electric) and $1.0 million (including $0.2 million at CL&P, and $0.6 million at NSTAR Electric) for the three months ended March 31, 2020 and March 31, 2019, respectively.

16.    SEGMENT INFORMATION

Eversource is organized into the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,805.3	$448.6	$369.7	$46.9	$294.6	$(591.4)	$2,373.7
Depreciation and Amortization	(167.3)	(19.1)	(67.5)	(11.4)	(21.3)	0.6	(286.0)
Other Operating Expenses	(1,439.6)	(311.6)	(106.8)	(25.0)	(257.0)	591.4	(1,548.6)
Operating Income	$198.4	$117.9	$195.4	$10.5	$16.3	$0.6	$539.1
Interest Expense	$(53.1)	$(11.4)	$(30.6)	$(8.7)	$(42.7)	$11.8	$(134.7)
Other Income, Net	12.5	1.4	5.2	0.1	468.1	(463.2)	24.1
Net Income Attributable to Common Shareholders	130.1	84.4	126.8	2.1	442.2	(450.8)	334.8
Cash Flows Used for Investments in Plant	315.8	99.1	232.8	18.5	59.3	—	725.5

	For the Three Months Ended March 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,833.9	$468.9	$340.5	$45.5	$258.1	$(531.1)	$2,415.8
Depreciation and Amortization	(179.2)	(20.4)	(61.5)	(11.8)	(13.6)	0.6	(285.9)
Other Operating Expenses	(1,475.6)	(341.3)	(98.8)	(25.0)	(225.5)	531.0	(1,635.2)
Operating Income	$179.1	$107.2	$180.2	$8.7	$19.0	$0.5	$494.7
Interest Expense	$(49.2)	$(11.7)	$(30.6)	$(8.6)	$(44.2)	$12.6	$(131.7)
Other Income, Net	18.2	0.2	8.1	0.4	431.7	(427.6)	31.0
Net Income Attributable to Common Shareholders	120.1	76.5	118.2	0.9	407.5	(414.5)	308.7
Cash Flows Used for Investments in Plant (1)	279.3	87.4	184.8	20.7	55.9	—	628.1

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2020	$23,135.9	$4,430.4	$11,137.5	$2,368.7	$20,860.8	$(20,284.3)	$41,649.0
As of December 31, 2019	22,541.9	4,345.5	10,904.0	2,351.7	20,469.6	(19,488.8)	41,123.9

(1)	See Note 1A, "Summary of Significant Accounting Policies - Basis of Presentation," for information regarding the correction of cash investments in plant reported in 2019.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2019 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP, calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  Our earnings discussion also includes non-GAAP financial measures referencing our 2020 earnings and EPS excluding certain acquisition costs and our Q2 2019 earnings and EPS excluding the impairment charge for the NPT project.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2020 and 2019 results without including these items. We believe the acquisition costs and the NPT impairment charge are not indicative of our ongoing costs and performance.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	the negative impacts of the novel coronavirus (COVID-19) pandemic on our customers, vendors, employees, regulators, and operations,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	ability or inability to commence and complete our major strategic development projects and opportunities,

•	acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	substandard performance of third-party suppliers and service providers,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,

•	contamination of, or disruption in, our water supplies,

•	changes in levels or timing of capital expenditures, including the Columbia Gas of Massachusetts asset acquisition;

•	changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and updated as necessary, and we encourage you to consult such disclosures.

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2019 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2019 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•
We earned $334.8 million, or $1.01 per share, in the first quarter of 2020, compared with $308.7 million, or $0.97 per share, in the first quarter of 2019. Results for the first quarter of 2020 include after-tax acquisition costs related to our planned purchase of the assets of Columbia Gas of Massachusetts (CMA) of $3.5 million, or $0.01 per share. Excluding those acquisition costs, we earned $338.3 million, or $1.02 per share, in the first quarter of 2020.

•
Our electric distribution segment earned $130.1 million, or $0.39 per share, in the first quarter of 2020, compared with $120.1 million, or $0.38 per share, in the first quarter of 2019.  Our electric transmission segment earned $126.8 million, or $0.38 per share, in the first quarter of 2020, compared with $118.2 million, or $0.37 per share, in the first quarter of 2019. Our natural gas distribution segment earned $84.4 million, or $0.25 per share, in the first quarter of 2020, compared with $76.5 million, or $0.24 per share, in the first quarter of 2019.  Our water distribution segment earned $2.1 million in the first quarter of 2020, compared with $0.9 million in the first quarter of 2019.

•
Eversource parent and other companies had a net loss of $8.6 million, or $0.02 per share, in the first quarter of 2020, compared with a net loss of $7.0 million, or $0.02 per share, in the first quarter of 2019.  Excluding acquisition costs, Eversource parent and other companies had a net loss of $5.1 million, or $0.01 per share, in the first quarter of 2020.

•	We reaffirmed 2020 earnings of between $3.60 per share and $3.70 per share.

•
In March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus (COVID-19) a pandemic. As of the date of our filing, the outbreak of COVID-19 has not resulted in a significant financial or operational impact. We are continuing to closely monitor for COVID-19 pandemic related changes, as well as operate under our pandemic response plan; however, we cannot at this time predict the impact that the COVID-19 pandemic will have on our future financial condition and operations.

Liquidity:

•
Cash flows provided by operating activities totaled $420.3 million in the first quarter of 2020, compared with $381.4 million in the first quarter of 2019. Investments in property, plant and equipment totaled $725.5 million in the first quarter of 2020, compared with $628.1 million in the first quarter of 2019.  Cash totaled $47.4 million as of March 31, 2020, compared with $15.4 million as of December 31, 2019. Our available borrowing capacity under our commercial paper programs totaled $1.27 billion as of March 31, 2020.

•	In the first quarter of 2020, we issued 5,960,000 common shares, which resulted in proceeds of $419.8 million, net of issuance costs.

•
In the first quarter of 2020, we issued $750 million of new long-term debt, consisting of $400 million by NSTAR Electric and $350 million by Eversource parent. Proceeds from these new issuances were used primarily to refinance investments in eligible green expenditures at NSTAR Electric and to pay short-term borrowings at Eversource parent.

•
On May 6, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, payable on June 30, 2020 to shareholders of record as of May 20, 2020. On February 5, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on March 31, 2020 to shareholders of record as of March 4, 2020.

Strategic:

•
On February 26, 2020, Eversource and NiSource Inc. entered into an asset purchase agreement where Eversource would acquire certain assets that comprise NiSource’s local natural gas distribution business in Massachusetts for a purchase price of $1.1 billion. The liabilities to be assumed by Eversource specifically exclude any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts. The acquisition and resulting rate plan both require DPU and other approvals. The transaction is expected to close by the end of the third quarter of 2020.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and President Trump declared a national emergency affecting the entire United States where each state qualifies as being part of a national disaster. The spread of COVID-19 has adversely affected workforces, the overall economy and caused significant volatility in the financial markets. To date, we have not experienced significant operational or financial impacts directly related to the pandemic. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we will continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on information we have available, we are unable to predict the impacts that the COVID-19 pandemic will have on our future operations, financial position, results of operations, and cash flows. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of a national and global economic slowdown, risk of inflation, governmental and regulatory actions, the maintenance of a strong regional and national healthcare system, and the continued spread of the virus, which is mitigated through social distancing measures.

Operational: We provide a critical service to our customers and have taken extensive measures to maintain its reliability. We have implemented our company-wide pandemic plan, which guides our emergency response, business continuity, and the precautionary measures we are taking to ensure the safety, health, and well-being of our employees, our customers, and our communities. We continue to adjust our company-wide pandemic plan to assume various scenarios, including reduced workforce levels and limited mutual aid in the event of a significant storm event, and have implemented protective measures to mitigate the impact of COVID-19 on our workforce. We have implemented work from home policies where appropriate, resulting in nearly half of our employees working remotely. For our employees performing essential functions that are required onsite, such as field crews and system operations, we have taken significant safety measures, including establishing social distancing measures, enabling critical operations to be shifted to different control center locations if necessary, and increasing facility sanitization efforts and promoting both the availability and use of personal protective equipment. We have suspended non-critical work inside customer premises, which includes energy audits inside our customers’ homes and businesses; however, as of the date of our filing, we do not expect a significant impact on our 2020 energy efficiency program spending and efforts. At this time, our workforce staffing levels continue to enable us to safely and reliably deliver our critical services to customers. As of May 7, 2020, we had 31 confirmed employee cases of COVID-19. We had a total of 547 quarantined employees, of which 442 employees have returned to the workforce.

Financial: Overall, our future financial position, results of operations, and cash flows could be negatively impacted by COVID-19 as it relates to the valuation of customer receivables, collectibility estimates and customer payment plans, elimination of late payment revenues, lower sales volumes primarily from PSNH's commercial and industrial customers, market volatility on our equity and debt securities, access to, as well as cost of, capital resources, and the ability of various third-party vendors and suppliers to fulfill their obligations.

As of March 31, 2020, our allowance for uncollectible customer receivable balance of $262.1 million, of which $172.2 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables and has not been materially impacted by COVID-19.  We will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, COVID-19 developments, and analysis of aging-based quantitative assessments.  We are working closely with our state regulatory commissions and consumer advocates to develop several customer assistance measures, including more flexible and new payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We are developing these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. In Connecticut, Massachusetts and New Hampshire, beginning in March, there is presently a moratorium on disconnections of residential and commercial customers for non-payment.  As of the date of our filing, although our operating companies are beginning to experience some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown, it is not a significant reduction in customer payments. The ultimate amount and duration cannot be estimated at this time; however we anticipate that any potential reduction in operating cash flows will be mitigated by the use of our short-term borrowing facilities.  We believe that we will be able to develop a successful structure with our state regulatory commissions to recover our costs associated with COVID-19, while balancing the impact on our customers’ bills and our operating cash flows.  As such, as of the date of our filing, our uncollectible accounts have not been materially impacted.

An extended economic slowdown could result in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and our Connecticut water distribution business are not expected to materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms. Overall, we believe our risk of exposure to lower demand and resulting lost sales revenues is limited as our regulated utilities, with the exception of PSNH, are under cost-of-service rates with revenue decoupling mechanisms, allowing for a true-up to occur as part of each company’s annual decoupling filing, and a significant portion of uncollectible expenses are tracked for ultimate recovery.

As of March 31, 2020, we did not have indicators of triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values. As of the date of our filing, based on information we have available and the current market trends, we do not expect an impairment to these assets for the remainder of 2020.

We continue to monitor Eversource’s and our operating companies’ ability to access the global capital and credit markets. At the onset of the pandemic in the United States, liquidity in the commercial paper credit market began to deteriorate rapidly. However, federal legislative actions, including actions taken by the Federal Reserve, have provided sufficient liquidity and stabilization of the credit markets. An extended economic slowdown could result in Eversource and our operating companies finding difficulty in accessing necessary capital resources and incurring higher costs for those capital resources. As of the date of our filing, based on information we have available and the current market trends, we believe we will continue to have access to liquidity and capital resources to successfully execute our projected 2020 capital expenditures and strategies. In addition, the successful execution of our timeline for developing our offshore wind projects is based on several factors, including state and federal siting and permitting approvals. Currently, we are developing mitigation plans to address permitting delays due to COVID-19 restrictions on our offshore wind projects. For further information, see "Business Development and Capital Expenditures - Offshore Wind Business" included in this Management’s Discussion and Analysis.

Pension and PBOP plan assets and obligations are remeasured annually using a December 31st measurement date. Our future pension and PBOP obligations are highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by the extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief. As of the date of our filing, it is difficult to determine whether the pandemic will have a material impact to our future pension and PBOP obligations and plan costs and minimum funding requirements. NSTAR Electric and NSTAR Gas recover qualified pension and PBOP expenses through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended March 31,
	2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$334.8	$1.01	$308.7	$0.97

Regulated Companies	$343.4	$1.03	$315.7	$0.99
Eversource Parent and Other Companies	(5.1)	(0.01)	(7.0)	(0.02)
Non-GAAP Earnings	$338.3	$1.02	$308.7	$0.97
Acquisition-Related Costs (after-tax) (1)	(3.5)	(0.01)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$334.8	$1.01	$308.7	$0.97

(1) These costs are associated with our pending acquisition of the assets of Columbia Gas of Massachusetts.

Our consolidated earnings also include pre-tax COVID-19 related-charges of $2.1 million incurred in the first quarter of 2020.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies	$343.4	$1.03	$315.7	$0.99

Electric Distribution	$130.1	$0.39	$120.1	$0.38
Electric Transmission	126.8	0.38	118.2	0.37
Natural Gas Distribution	84.4	0.25	76.5	0.24
Water Distribution	2.1	0.01	0.9	—
Net Income - Regulated Companies	$343.4	$1.03	$315.7	$0.99

Our electric distribution segment earnings increased $10.0 million in the first quarter of 2020, as compared to the first quarter of 2019, due primarily to base distribution rate increases at CL&P effective May 1, 2019, at NSTAR Electric effective January 1, 2020, and at PSNH effective July 1, 2019, higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements, and lower operations and maintenance expense. The earnings increase was partially offset by higher depreciation expense, higher interest expense, the absence of the first quarter 2019 recognition of carrying charges on PSNH's 2013 through 2016 storm costs approved for recovery, investment loss in 2020, as compared to investment income in 2019 driven by market volatility, and higher property tax expense.

Our electric transmission segment earnings increased $8.6 million in the first quarter of 2020, as compared to the first quarter of 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $7.9 million in the first quarter of 2020, as compared to the first quarter of 2019, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020 and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher operations and maintenance expense and higher depreciation expense.

Our water distribution segment earnings increased $1.2 million in the first quarter of 2020, compared to the first quarter of 2019 due primarily to higher revenues from Connecticut's capital tracker mechanism due to increased infrastructure improvements and lower depreciation expense.

Eversource Parent and Other Companies:  Eversource parent and other companies had a net loss of $8.6 million, or $0.02 per share, in the first quarter of 2020, compared with a net loss of $7.0 million, or $0.02 per share, in the first quarter of 2019.  The increased loss was due primarily to acquisition costs related to the pending acquisition of the assets of Columbia Gas of Massachusetts of $3.5 million, or $0.01 per share, partially offset by a higher return at Eversource Service as a result of increased investments in property, plant and equipment and lower interest expense.

Liquidity

Cash totaled $47.4 million as of March 31, 2020, compared with $15.4 million as of December 31, 2019.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are also parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$738.4	$1,224.9	$711.6	$225.1	3.38%	1.98%
NSTAR Electric Commercial Paper Program	88.0	10.5	562.0	639.5	1.25%	1.63%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2020 or December 31, 2019.

Amounts outstanding under the commercial paper programs and revolving credit facilities are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuances in May 2020, $25.0 million of the current portion of long-term debt and $165.0 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of March 31, 2020.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2020, there were intercompany loans from Eversource parent to CL&P of $219.0 million, to PSNH of $84.7 million, and to a subsidiary of NSTAR Electric of $38.4 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
3.95% 2020 Debentures	$400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $10.3 million of interest payments in the first quarter of 2020 and paid $30.7 million of RRB principal payments and $16.2 million of interest payments in the first quarter of 2019.

Common Share Issuance and Forward Sale Agreement: In June 2019, Eversource completed an equity offering consisting of 5,980,000 common shares issued directly by the Company and 11,960,000 common shares issuable pursuant to a forward sale agreement with an investment bank. Under the forward sale agreement, 11,960,000 common shares were borrowed from third parties and sold by the underwriters. The forward sale agreement allowed Eversource, at its election and prior to May 29, 2020, to physically settle the forward sale agreement by issuing common shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement (initially, $71.48 per share) or, alternatively, to settle the forward sale agreement in whole or in part through the delivery or receipt of shares or cash. The forward sale price was subject to adjustment daily based on a floating interest rate factor and would decrease in respect of certain fixed amounts specified in the agreement, such as dividends.

Eversource previously issued 6,000,000 common shares under the forward sale agreement in December 2019. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price of $71.48 per share, as adjusted in accordance with the forward sale agreement.

The 2020 issuances of 5,960,000 common shares resulted in proceeds of $419.8 million, net of issuance costs and were reflected in shareholders' equity and as financing activities on the statement of cash flows.

Issuances of shares under the forward sale agreement are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement were recorded in the financial statements until settlements took place. Prior to any settlements, the only impact to the financial statements was the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 14, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received upon the direct issuance of common shares and the net proceeds received upon settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Cash Flows:  Cash flows provided by operating activities totaled $420.3 million in the first quarter of 2020, compared with $381.4 million in the first quarter of 2019. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivables, partially offset by the timing of accounts payable cash payments and lower income tax refunds received in 2020 of $12.2 million.

On May 6, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, payable on June 30, 2020 to shareholders of record as of May 20, 2020. On February 5, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on March 31, 2020 to shareholders of record as of March 4, 2020. In the first quarter of 2020, we paid cash dividends of $181.6 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $187.5 million, compared with cash dividends paid of $169.8 million in the first quarter of 2019.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2020, CL&P, NSTAR Electric and PSNH paid $69.5 million, $196.5 million, and $22.3 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first quarter of 2020, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $725.5 million, $212.4 million, $247.5 million, and $88.7 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $655.7 million in the first quarter of 2020, compared to $603.1 million in the first quarter of 2019.  These amounts included $55.4 million and $49.3 million in the first quarter of 2020 and 2019, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $3.6 million in the first quarter of 2020, as compared to the first quarter of 2019.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
CL&P	$84.8	$112.2
NSTAR Electric	76.7	59.3
PSNH	46.3	27.7
NPT	—	5.0
Total Electric Transmission Segment	$207.8	$204.2

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 20 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court and oral arguments were conducted on March 17, 2020. The majority of the remaining upgrades are under construction and are expected to be placed in service in 2021.  We estimate our portion of the investment will be approximately $750 million, of which $449.9 million has been spent and capitalized through March 31, 2020.

Hartford-Area Transmission Projects:  These projects consist of 27 projects in the Hartford, Connecticut area with an expected investment of approximately $350 million. As of March 31, 2020, 25 projects have been placed in service, and two projects are in active construction and are expected to be placed in service in the fourth quarter of 2020.  As of March 31, 2020, CL&P had spent and capitalized $281.9 million in costs associated with these projects.

Seacoast Reliability Project:  The Seacoast Reliability Project consists of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. On December 10, 2018, the NHSEC indicated its unanimous approval of the project, and subsequently issued its written decision on January 31, 2019. On May 13, 2019, two appeals of the NHSEC's approval orders were filed with the New Hampshire Supreme Court. On December 17, 2019, the Conservation Law Foundation requested the Court to withdraw its appeal, and the Court granted the request on December 20, 2019. For the pending appeal by a small group of property owners located adjacent to the project, oral arguments were conducted on March 10, 2020. This project is under construction and is scheduled to be completed in the second quarter of 2020. We estimate the investment will be approximately $125 million, of which PSNH had spent and capitalized $103.7 million in costs through March 31, 2020.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2020
Basic Business	$43.7	$59.6	$9.8	$113.1	$20.0	$1.9	$135.0
Aging Infrastructure	44.1	54.4	22.5	121.0	67.3	15.8	204.1
Load Growth and Other	15.0	24.0	3.1	42.1	10.8	0.1	53.0
Total Distribution	102.8	138.0	35.4	276.2	98.1	17.8	392.1
Solar	—	0.4	—	0.4	—	—	0.4
Total	$102.8	$138.4	$35.4	$276.6	$98.1	$17.8	$392.5
2019
Basic Business	$33.3	$66.8	$8.1	$108.2	$11.2	$2.1	$121.5
Aging Infrastructure	45.2	43.0	25.4	113.6	53.2	13.0	179.8
Load Growth and Other	14.3	17.4	3.9	35.6	10.0	0.4	46.0
Total Distribution	92.8	127.2	37.4	257.4	74.4	15.5	347.3
Solar	—	2.3	—	2.3	—	—	2.3
Total	$92.8	$129.5	$37.4	$259.7	$74.4	$15.5	$349.6

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

For the water distribution business, basic business addresses daily operational needs including periodic meter replacement, water main relocation, facility maintenance, and tools. Aging infrastructure relates to reliability and the replacement of water mains, regulators, storage tanks, pumping stations, wellfields, reservoirs, and treatment facilities. Load growth and other reflects growth in our service territory, including improvements of acquisitions, installation of new services, and interconnections of systems.

Pending Acquisition of Assets of Columbia Gas of Massachusetts: On February 26, 2020, Eversource and NiSource Inc. entered into an asset purchase agreement (the Agreement) pursuant to which Eversource would acquire certain assets that comprise NiSource’s local natural gas distribution business in Massachusetts, which is doing business as Columbia Gas of Massachusetts (CMA). The purchase price of $1.1 billion includes a target working capital amount that is subject to adjustment to reflect actual working capital as of the closing date. Eversource would acquire approximately 330,000 residential, commercial, and industrial natural gas customers, as well as over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts.

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities to be assumed also exclude any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource is not assuming any of CMA's or NiSource Inc.'s debt.

The transaction requires approval from the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and it is subject to review under the Hart-Scott-Rodino Act, for which the relevant review period has expired. The resulting rate plan also requires DPU approval. Eversource expects to finance the asset acquisition through a combination of debt and equity issuances in a ratio that is consistent with our current consolidated capital structure. The transaction is expected to close by the end of the third quarter of 2020.

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases through BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S.

Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. As of March 31, 2020, Eversource's total equity investment balance in its offshore wind business was $655.0 million.

Currently we are concluding on final offshore and onshore project designs and advancing the appropriate federal, state and local siting and permitting processes, all of which is competitively sensitive. Subject to finalization of these designs and processes, all of which are subject to change and modification as a result of our investment decisions, permit approval timelines and final design decisions, we currently expect to make investments in our offshore wind business of approximately $300 million to $400 million during 2020.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	Approved
Revolution Wind	Connecticut	304	20	(1)	Fixed price contracts; no price escalation	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	Approved
South Fork Wind	New York (LIPA)	40	20	$86.25	2 percent average price escalation	(3)
Sunrise Wind	New York (NYSERDA)	880	25	$110.37 (2)	Fixed price contract; no price escalation	Approved

(1)	The pricing for the Revolution Wind contracts in Connecticut has not been publicly disclosed.

(2)	Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

(3)
The Long Island Power Authority (LIPA) agreed to expand the original 20-year PPA from 90 MW to 130 MW through an amendment to the original agreement. Negotiations are currently underway, and a final amendment is expected in the second quarter of 2020.

The completion dates for these projects are subject to federal permitting through BOEM, engineering, state siting and permitting in New York and Rhode Island, and finalizing a PPA amendment in New York. Significant delays in the siting and permitting process, including the timing of obtaining BOEM approval and the impact of COVID-19, could adversely impact the timing of these projects' in-service dates. At this time, we are unable to predict the impact of delays on the projects' in-service dates.

Currently, BOEM has indicated it will complete its Cumulative Impact Study as part of the Draft Supplemental Environmental Impact Statement (EIS) for a non-affiliated offshore wind project during the second quarter of 2020. The study is designed to assess the overall environmental impact of all offshore wind projects that are planned to be located in waters off of Rhode Island and Massachusetts.

Federal siting and permitting have commenced for the South Fork Wind project, as it has filed its Construction Operations Plan (COP) application with BOEM. South Fork Wind is designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (“FAST41”) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the project’s permitting timelines. South Fork Wind previously filed federal and state applications in 2018. Although we have received BOEM's Notice of Intent for the South Fork Wind project (the first important milestone towards receiving the final permit), we have not received a confirmed permit schedule from BOEM outlining when the COP will be received.

On April 8, 2020, the state of New York Administrative Law Judge granted a 10-week delay to the South Fork Wind evidentiary hearing schedule, until September 30, 2020, due to ongoing COVID-19 work and travel restrictions. In addition, field work for South Fork Wind and Sunrise Wind in New York has been suspended due to COVID-19 restrictions. Currently, we are developing mitigation plans to address permitting delays due to COVID-19 restrictions on our offshore wind projects, which include delays in New York state for performing offshore site investigations, and onshore environmental and geotechnical surveys, in order to limit the impact and risk to our project siting and permit filing timelines.

Given that we have not received a confirmed permit schedule from BOEM outlining when the South Fork Wind COP will be received and that BOEM has not completed its Cumulative Impact Study, combined with impacts from the COVID-19 related shut-downs in New York, these impacts will very likely delay the in-service date of the South Fork Wind project to beyond the projected end of 2022 in-service date.

Revolution Wind filed its COP application with BOEM in March 2020 and will seek FAST41 designation by the end of 2020. Sunrise Wind's COP filing is planned in 2020. State agencies also will review siting applications for Revolution Wind and Sunrise Wind in New York and Rhode Island, with application filings planned in 2020. For Revolution Wind, we are awaiting BOEM to issue its Notice of Intent, which will outline the timeline for COP approval. For Sunrise Wind, we are currently unable to progress our offshore site surveys due to COVID-19 restrictions, which adversely impacts our COP application process. At this time, for the Revolution Wind and Sunrise Wind projects, we are unable to predict the impact of delays on their projected in-service dates of end of 2023 and end of 2024, respectively.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2020 and December 31, 2019.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource's after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

FERC Notice of Inquiry on ROE: On March 21, 2019, FERC issued a Notice of Inquiry (NOI) seeking comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. On June 26, 2019, the NETOs jointly filed comments supporting the methodology established in the FERC’s October 16, 2018 order with minor enhancements going forward. The NETOs jointly filed reply comments in the FERC ROE NOI on July 26, 2019. At this time, Eversource cannot predict how this proceeding will affect its transmission ROEs.

FERC Notice of Inquiry and Proposed Rulemaking on Transmission Incentives: On March 21, 2019, FERC issued a NOI seeking comments on FERC's policies for implementing electric transmission incentives. On June 26, 2019, Eversource filed comments requesting that FERC retain policies that have been effective in encouraging new transmission investment and remain flexible enough to attract investment in new and emerging transmission technologies. Eversource filed reply comments on August 26, 2019. On March 20, 2020, FERC issued a Notice of Proposed Rulemaking (NOPR) on transmission incentives. The NOPR intends to revise FERC’s electric transmission incentive policies to reflect competing uses of transmission due to generation resource mix, technological innovation and shifts in load patterns. FERC proposes to grant transmission incentives based on measurable project economics and reliability benefits to consumers rather than its current project risks and challenges framework.  Comments from interested parties on the NOPR are due July 1, 2020. At this time, Eversource cannot predict how these proceedings will affect its transmission incentives.

FERC Transmission Rate Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. This proceeding was set for hearing but held in abeyance to provide time for settlement judge procedures. On August 17, 2018, a signed Settlement Agreement between twenty-eight parties, including all six New England state regulatory commissions, the NETOs (including CL&P, NSTAR Electric and PSNH) and other settling parties, was filed at the FERC. The Settlement Agreement included, among other things, a new formula rate template in which all regional and local transmission revenue requirements will be determined through a single formula rate. The Settlement Agreement was contested by a group of municipal entities and the FERC Trial Staff. On May 22, 2019, FERC rejected the Settlement Agreement and remanded the proceeding for hearings. The parties have been engaged in further settlement negotiations and reached an agreement in principle on October 22, 2019.  The FERC Chief Administrative Law Judge has approved three suspensions of the schedule for the NETOs to review the terms with other active parties and finalize the settlement. The procedural schedule has been suspended to June 8, 2020.

U.S. Federal Corporate Income Taxes: Effective January 1, 2018, the local transmission service rates were updated to reflect the lower U.S. federal corporate income tax rate that resulted from the Tax Cuts and Jobs Act. On June 28, 2018, FERC granted a one-time waiver of tariff provisions related to the federal corporate income tax rate so that, effective June 1, 2018, the regional transmission service rates also reflected the reduced federal corporate income tax rate of 21 percent. The local and regional transmission service rates do not currently reflect amortization of excess ADIT (EDIT) balances that resulted from the Act. On November 15, 2018, FERC issued a Policy Statement and a separate Notice of Proposed Rulemaking addressing accounting and rate issues related to ADIT changes resulting from the Act. On November 21, 2019, FERC issued its final rule requiring public utilities with transmission formula rates to make adjustments to ADIT and EDIT. On February 24, 2020, FERC granted Eversource’s motion for extension to July 31, 2020 to submit compliance filings.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2020, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2019 Form 10-K.

COVID-19 Regulatory Dockets: Beginning in March 2020, in Connecticut, Massachusetts and New Hampshire, there is presently a moratorium on disconnections of residential and commercial customers for non-payment of utility service.  Our operating companies have also eliminated late payment charges. In general, these moratoriums will remain in place until the declared COVID-19 state of emergency is lifted by each respective state Governor or further direction is provided by the respective state regulatory commissions.

In Connecticut, PURA opened a docket to address COVID-19 developments, including issuing an order on March 18, 2020 and April 29, 2020 that authorized electric, natural gas and water utilities to establish a regulatory asset for COVID-19 uncollectible customer receivable expenses and related costs.  PURA’s order on April 29, 2020 also allowed the inclusion of working capital costs in the regulatory asset, and authorized electric, natural gas and water utilities to establish a payment plan program designed to assist any customer who requests financial assistance during the COVID-19 pandemic. Additionally, on April 17, 2020, PURA issued a letter to Connecticut’s Congressional delegation explaining that reliable utility services are critical services paramount to the economic performance of the state and advocated in favor of directing stimulus funds to regulated public service companies that would be used to directly offset uncollectible customer receivable expenses.

In Massachusetts, on March 31, 2020, the DPU issued a request for comments on, among other things, best practices that regulated utilities should utilize when customer shut-off activities resume.  On April 17, 2020, a coalition of electric, natural gas and water utilities submitted a comprehensive response to the DPU that would enable the state’s utilities to provide flexible payment arrangements to those customers who need financial assistance, while simultaneously maintaining the financial integrity necessary to continue to conduct and finance utility operations through appropriate ratemaking treatment and the establishment of a regulatory asset for COVID-19 related expenses, including uncollectible customer receivable expenses, among other proposals.

Consistent with the above-described developments in Connecticut and Massachusetts, Eversource is working closely with the NHPUC on COVID-19 developments impacting our New Hampshire electric and water utilities, including the proposed establishment of flexible payment plan options for those customers who need financial assistance in order to mitigate the size of the uncollectible customer receivable balances that would be borne by all customers in the future.

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its second annual Performance Based Rate Adjustment filing on September 16, 2019 and the DPU approved a $33.6 million increase to base distribution rates on December 19, 2019 for effect on January 1, 2020.

NSTAR Gas Rate Case: On November 8, 2019, NSTAR Gas filed its application with the DPU, which sought a distribution rate increase of $38.0 million. As part of this filing, NSTAR Gas also proposed to continue its ongoing Gas System Enhancement Program (GSEP), include the GSEP investments since 2015 into base rates, and implement a performance-based ratemaking plan. A final decision from the DPU is expected by October 30, 2020, with rates effective November 1, 2020.

New Hampshire:

Distribution Rates: On April 26, 2019, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase, effective July 1, 2019. On June 27, 2019, the NHPUC approved a settlement agreement that was reached by PSNH, the NHPUC Staff, the Office of the Consumer Advocate, and another settling party, to implement a temporary annual base distribution rate increase of $28.3 million. Although new rates were implemented on August 1, 2019 to customers, the provisions of the temporary base distribution rate increase were effective July 1, 2019. The settlement agreement also permits PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges, which is included in the temporary rate increase.

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which includes the temporary rate increase request.  The temporary rates are subject to reconciliation based on the outcome of the permanent rate case now before the NHPUC. The NHPUC is permitted up to twelve months to adjudicate the permanent rate application from the date of filing.  On April 24, 2020, Governor Sununu issued an emergency order, which extends the maximum adjudication period by six months, for a maximum of 18 months. A decision by the NHPUC is now expected in the fourth quarter of 2020.  Temporary rates will remain in effect with a reconciliation of permanent rates retroactive to July 1, 2019 once permanent rates are set.

Draft Audit Report of Generation Asset Divestiture-Related Costs: On May 4, 2020, the NHPUC Audit Staff issued a draft report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs.  Responses are due no later than May 12, 2020, with a final NHPUC audit report expected on May 15, 2020.  We are currently evaluating the NHPUC audit findings and continue to believe the amounts deferred are probable of recovery.

Legislative and Policy Matters

Federal: On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act.  Among other provisions, the CARES Act provides for loans and other benefits to small and large businesses, expanded unemployment insurance, direct payments to those with wages middle-income and below, new appropriations funding for health care and other priorities, and tax changes like deferrals of employer payroll tax liabilities coupled with an employee retention tax credit and rollbacks of Tax Cuts and Jobs Act limitations on net operating losses and certain business interest limitation.  For the year ended December 31, 2020, we expect an estimated cash flow benefit of about $35 million related to the deferral of employer payroll tax liability provision.  We will continue to evaluate the CARES Act impact; however, other than the cash flow benefit described, we do not expect the CARES Act to have a material impact.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2019 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies – Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2019 Form 10-K.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019	Increase/ (Decrease)
Operating Revenues	$2,373.7	$2,415.8	$(42.1)
Operating Expenses:
Purchased Power, Fuel and Transmission	876.5	974.9	(98.4)
Operations and Maintenance	342.1	335.6	6.5
Depreciation	236.2	214.9	21.3
Amortization	49.8	71.0	(21.2)
Energy Efficiency Programs	148.4	140.1	8.3
Taxes Other Than Income Taxes	181.5	184.6	(3.1)
Total Operating Expenses	1,834.5	1,921.1	(86.6)
Operating Income	539.2	494.7	44.5
Interest Expense	134.7	131.7	3.0
Other Income, Net	24.1	31.0	(6.9)
Income Before Income Tax Expense	428.6	394.0	34.6
Income Tax Expense	91.9	83.4	8.5
Net Income	336.7	310.6	26.1
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$334.8	$308.7	$26.1
Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage Decrease
Three Months Ended March 31:	2020	2019		2020	2019		2020	2019
Traditional	1,906	1,968	(3.2)%	—	—	—%	434	451	(3.8)%
Decoupled and Special Contracts (1)	10,465	11,183	(6.4)%	39,062	45,376	(13.9)%	4,372	4,378	(0.1)%
Total Sales Volumes	12,371	13,151	(5.9)%	39,062	45,376	(13.9)%	4,806	4,829	(0.5)%

(1)
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

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and our Connecticut water distribution business, fluctuations in retail sales volumes do not materially impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$(28.6)
Natural Gas Distribution	(20.3)
Electric Transmission	29.2
Water Distribution	1.4
Other	36.5
Eliminations	(60.3)
Total Operating Revenues	$(42.1)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:

•
Base electric distribution revenues increased $31.8 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the impact of CL&P's base distribution rate increase effective May 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings, an NSTAR Electric base distribution rate increase effective January 1, 2020, and a PSNH temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

•
Base natural gas distribution revenues increased $8.6 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

	Electric Distribution	Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Three Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(111.0)	$(27.9)
Retail transmission	(13.3)	N/A
Other distribution tracking mechanisms	12.4	10.8
Wholesale Market Sales Revenue	39.5	(8.5)

The decrease in energy supply procurement within electric distribution was driven primarily by lower average sales volumes and lower average prices. The increase in wholesale market sales revenue within electric distribution was due primarily to a new zero-carbon PPA entered into by CL&P in 2019, as required by regulation, from which the energy purchased from Millstone Nuclear Power Station (Millstone) was sold into the market beginning in the fourth quarter of 2019.

Electric Transmission Revenues:  Electric transmission revenues increased $29.2 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$(23.9)
Natural Gas Distribution	(34.6)
Transmission	(14.3)
Eliminations	(25.6)
Total Purchased Power, Fuel and Transmission	$(98.4)

The decrease in purchased power expense at the electric distribution business for the three months ended March 31, 2020, as compared to the same period in 2019, was driven primarily by lower average sales volumes and lower average prices associated with the procurement of energy supply, partially offset by the impact of energy purchases from the new Millstone PPA. The decrease in natural gas supply costs at our natural gas distribution business for the three months ended March 31, 2020, as compared to the same period in 2019, was due primarily to lower average sales volumes and prices.

The decrease in transmission costs for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Storm Restoration Costs	$(8.6)
Employee-related expenses, including labor and benefits	(2.4)
Operations-related expenses, including vegetation management, vehicles, and outside services	0.5
Shared corporate costs (including computer software depreciation at Eversource Service)	5.2
Other non-tracked operations and maintenance	3.4
Total Base Electric Distribution (Non-Tracked Costs)	(1.9)
Base Natural Gas Distribution (Non-Tracked Costs)	1.2
Water Distribution	(0.3)
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Increase due primarily to higher electric transmission expenses and employee-related costs	10.7
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	26.5
Acquisition costs related to our planned purchase of the assets of CMA	4.9
Eliminations	(34.6)
Total Operations and Maintenance	$6.5

Depreciation expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due to higher utility plant in service balances.

Amortization expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates.  This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the deferral of energy supply and energy-related costs and an increase in the recovery of PSNH storm costs.

Energy Efficiency Programs expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to higher spending for CL&P's and PSNH's energy efficiency programs, partially offset by a decrease in spending on certain large energy efficiency projects in 2020 compared to 2019 at NSTAR Electric due to timing. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to a decrease of $10.7 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease is partially offset by an increase in property taxes as a result of higher utility plant balances.

Interest Expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($6.8 million). Partially offsetting this increase was an increase in AFUDC related to debt funds and other capitalized interest ($3.1 million) and a decrease in interest on notes payable ($2.2 million).

Other Income, Net decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the absence in 2020 of the recognition of the equity component of the carrying charges related to PSNH storm costs recorded in interest income in 2019 ($5.2 million), and investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($5.5 million). Partially offsetting these decreases was an increase related to pension, SERP and PBOP non-service income components ($5.3 million),

Income Tax Expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($7.3 million), higher state taxes ($4.5 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.1 million), partially offset by an increase in share-based payment excess tax benefits ($4.8 million) and an increase in amortization of EDIT ($1.6 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Operating Revenues	$899.7	$849.2	$50.5	$733.8	$797.6	$(63.8)	$276.4	$276.4	$—
Operating Expenses:
Purchased Power and Transmission	374.7	319.8	54.9	242.4	330.1	(87.7)	94.1	113.5	(19.4)
Operations and Maintenance	135.6	130.6	5.0	122.3	113.0	9.3	47.1	52.6	(5.5)
Depreciation	78.4	73.3	5.1	78.3	72.6	5.7	24.3	22.9	1.4
Amortization of Regulatory Assets, Net	6.6	35.7	(29.1)	27.0	22.6	4.4	20.1	13.7	6.4
Energy Efficiency Programs	35.5	26.0	9.5	68.7	76.7	(8.0)	9.4	6.7	2.7
Taxes Other Than Income Taxes	83.0	92.0	(9.0)	48.8	44.8	4.0	19.8	17.3	2.5
Total Operating Expenses	713.8	677.4	36.4	587.5	659.8	(72.3)	214.8	226.7	(11.9)
Operating Income	185.9	171.8	14.1	146.3	137.8	8.5	61.6	49.7	11.9
Interest Expense	37.8	35.8	2.0	30.9	27.9	3.0	14.5	14.4	0.1
Other Income, Net	1.9	3.9	(2.0)	12.2	11.1	1.1	3.2	7.0	(3.8)
Income Before Income Tax Expense	150.0	139.9	10.1	127.6	121.0	6.6	50.3	42.3	8.0
Income Tax Expense	31.3	29.4	1.9	27.2	27.0	0.2	10.7	9.5	1.2
Net Income	$118.7	$110.5	$8.2	$100.4	$94.0	$6.4	$39.6	$32.8	$6.8

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2020	2019	Decrease	Percentage Decrease
CL&P	4,941	5,350	(409)	(7.6)%
NSTAR Electric	5,524	5,833	(309)	(5.3)%
PSNH	1,906	1,968	(62)	(3.2)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $50.5 million at CL&P, decreased $63.8 million at NSTAR Electric and was unchanged at PSNH, for the three months ended March 31, 2020, as compared to the same period in 2019.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $13.4 million due primarily to the impact of its base distribution rate increase effective May 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $7.6 million due primarily to the impact of its base distribution rate increase effective January 1, 2020.

•
PSNH's distribution revenues increased $10.8 million due primarily to the impact of its temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  However, tracked revenues do include certain incentives earned, return on rate base, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation.  Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked revenues increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(40.4)	$(57.1)	$(13.5)
Retail transmission	(10.5)	(4.9)	2.1
Other distribution tracking mechanisms	30.4	(14.7)	(3.3)
Wholesale Market Sales Revenue	51.0	(10.0)	(1.5)

The decrease in energy supply procurement reflects both lower average sales volumes and lower average prices for the three months ended March 31, 2020, as compared to the same period in 2019.

Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism due to increased electric system improvements. CL&P's wholesale market sales revenue increased due primarily to energy sold in the wholesale market resulting from energy purchased from the new Millstone PPA.

Transmission Revenues: Transmission revenues increased $11.4 million at CL&P, $12.3 million at NSTAR Electric, and $5.5 million at PSNH for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $5.5 million at CL&P, $8.0 million at NSTAR Electric and $0.4 million at PSNH for the three months ended March 31, 2020, as compared to the same period in 2019.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$71.2	$(74.7)	$(20.4)
Transmission Costs	(10.8)	(4.9)	1.4
Eliminations	(5.5)	(8.1)	(0.4)
Total Purchased Power and Transmission	$54.9	$(87.7)	$(19.4)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•
The increase at CL&P was due primarily to the new Millstone PPA energy purchases, partially offset by lower average sales volumes and lower average prices associated with the procurement of energy supply.

•
The decrease at both NSTAR Electric and PSNH was due primarily to lower average sales volumes of power procured on behalf of our customers, as well as lower average prices associated with the procurement of energy supply.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
The decrease in transmission costs at CL&P and NSTAR Electric was due primarily to a reduction to the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

•
The increase in transmission costs at PSNH was primarily the result of an increase in Local Network Service charges. This was partially offset by a decrease in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm restoration costs	$(2.4)	$(4.4)	$(1.8)
Employee-related expenses, including labor and benefits	0.2	(3.0)	0.4
Operations-related expenses, including vegetation management, vehicles, and outside services	3.7	0.8	(4.0)
Shared corporate costs (including computer software depreciation at Eversource Service)	2.1	2.4	0.7
Other non-tracked operations and maintenance	(2.1)	4.3	1.2
Total Base Electric Distribution (Non-Tracked Costs)	1.5	0.1	(3.5)
Tracked Costs:
Transmission expenses	(0.1)	4.2	(0.9)
Other tracked operations and maintenance	3.6	5.0	(1.1)
Total Tracked Costs	3.5	9.2	(2.0)
Total Operations and Maintenance	$5.0	$9.3	$(5.5)

Depreciation increased for the three months ended March 31, 2020, as compared to the same period in 2019, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased/decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was driven primarily by the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

•	The increase at NSTAR Electric was driven primarily by the deferral of energy supply and energy-related costs, and an increase in the recovery of costs associated with low-income customer programs.

•	The increase at PSNH was due primarily to the deferral of energy supply and energy-related costs, and an increase in storm cost recovery.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•	The increase at CL&P and PSNH was due to higher spending for energy efficiency programs.

•	The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2020, as compared to 2019.

Taxes Other Than Income Taxes increased/decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was related to a $10.7 million decrease in the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of higher utility plant balances.

•	The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due to higher interest on long-term debt ($3.5 million), partially offset by a decrease in interest expense on regulatory deferrals ($0.3 million) and an increase in AFUDC related to debt funds ($0.4 million).

•	The increase at NSTAR Electric was due to higher interest on long-term debt ($3.1 million).

Other Income, Net increased/decreased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was due to investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($5.1 million), partially offset by an increase related to pension, SERP and PBOP non-service income components ($1.7 million) and an increase in AFUDC related to equity funds ($1.3 million).

•
The increase at NSTAR Electric was due to an increase in AFUDC related to equity funds ($1.0 million) and an increase related to pension, SERP and PBOP non-service income components ($0.9 million), partially offset by investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($1.0 million).

•
The decrease at PSNH was due to the absence in 2020 of the recognition of the equity component of the carrying charges related to storm costs recorded in interest income in 2019 ($5.2 million) and investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($0.9 million). Partially offsetting these decreases were an increase related to pension, SERP and PBOP non-service income components ($1.4 million) and an increase in AFUDC related to equity funds ($1.3 million).

Income Tax Expense increased for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due to higher pre-tax earnings ($2.0 million), higher state taxes ($1.0 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million), partially offset by an increase in share-based payment excess tax benefits ($1.6 million).

•
The increase at NSTAR Electric was due to higher pre-tax earnings ($1.2 million), higher state taxes ($0.5 million) and flow-through items and permanent differences ($0.2 million), partially offset by an increase in share-based payment excess tax benefits ($1.7 million).

•
The increase at PSNH was due to higher pre-tax earnings ($1.9 million) and higher state taxes ($0.5 million), partially offset by an increase in share-based payment excess tax benefits ($0.6 million) and flow-through items and permanent differences ($0.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $8.2 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increase effective May 1, 2019, higher earnings from its capital tracker mechanism, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by investment loss in 2020 compared to investment income in 2019 driven by market volatility, higher depreciation expense, higher operations and maintenance expense, and higher interest expense.

NSTAR Electric's earnings increased $6.4 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increase effective January 1, 2020 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher interest expense, higher depreciation expense, and higher property tax expense.

PSNH's earnings increased $6.8 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the temporary base distribution rate increase effective July 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, and lower operations and maintenance expense. The earnings increase was partially offset by the absence of the first quarter 2019 recognition of carrying charges on its 2013 through 2016 storm costs approved for recovery.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $132.2 million for the three months ended March 31, 2020, as compared to $198.3 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of cash payments made on our accounts payable. Partially offsetting this unfavorable impact was the timing of cash collections for regulatory tracking mechanisms, the timing of collections on our accounts receivable, the timing of other working capital items and lower income tax refunds received of $5.2 million in 2020.

NSTAR Electric had cash flows provided by operating activities of $61.7 million for the three months ended March 31, 2020, as compared to $137.0 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable and other working capital items, and the timing of collections for regulatory tracking mechanisms. In addition, there were lower income tax refunds received of $13.2 million in 2020.

PSNH had cash flows provided by operating activities of $58.5 million for the three months ended March 31, 2020, as compared to $86.1 million in the same period of 2019.  The decrease in operating cash flows was due primarily to income tax payments of $1.2 million in the first quarter of 2020, as compared to income tax refunds received of $20.3 million in the same period in 2019, and the timing of cash payments made on our accounts payable.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2020, our regulated companies held collateral (letters of credit or cash) of $15.0 million from counterparties related to our standard service contracts.  As of March 31, 2020, Eversource had $19.3 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2019 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2019 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2020 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2019 Form 10-K.  These disclosures are incorporated herein by reference.

There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2019 Form 10-K.

ITEM 1A.	RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2019 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.

The global pandemic of the 2019 novel coronavirus (COVID-19) has resulted in widespread disruption to the many systems and processes of daily life, as well as the overall economic market and outlook, which could cause various unfavorable impacts to our customers, vendors, employees, regulators, and operations and could adversely affect our financial position, results of operations and cash flows.

We are responding to COVID-19 by taking steps to mitigate the potential risks to Eversource posed by its spread. We provide a critical service to our customers, which means it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to COVID-19. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. As part of our pandemic plan, we are taking extra precautions to mitigate an adverse material impact to the following risk factors that we believe could continue to be impacted by COVID-19:

•
Cybersecurity attacks: We have seen an increase in perimeter scanning for vulnerabilities, which can be leveraged to compromise a system, as well as phishing attempts targeted at our employees by outside parties to gain control of our systems and network. We continue to implement strong cybersecurity measures and educate our employees to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.

•
Access to, or cost of, capital resources: We utilize the commercial paper market extensively for our short-term borrowing needs. At the onset of the pandemic in the United States, there had been reduced liquidity in the commercial paper credit market. However, federal legislative actions, as well as increased liquidity and the reduction in the federal funds rate by the Federal Reserve, have enabled the credit markets to function. We continue to monitor the ability for us to access the global capital and credit markets; however, we may find it difficult in the future should the economic slowdown continue.

•
Actions of regulators: In Connecticut, Massachusetts and New Hampshire, there is presently a moratorium on disconnections of residential and commercial customers for non-payment. We also eliminated late payment charges across all our operating companies. We are working closely with our state regulatory commissions and consumer advocates to develop several customer assistance measures, including more flexible and new payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We are developing these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. We believe that we will be able to develop a successful structure with our state regulatory commissions to recover our costs associated with COVID-19, while balancing the impact on our customers’ bills.

•
Timing of strategic development opportunities: The successful execution of our timeline for developing our offshore wind projects is based on several factors, including state and federal siting and permitting approvals. Currently, there are delays in New York state for performing offshore site investigations, and onshore environmental and geotechnical surveys, which could have an impact on our project siting and permit filing timelines. On April 8, 2020, the state of New York Administrative Law Judge granted a ten-week delay until September 30, 2020 to the start of the South Fork Wind evidentiary hearing schedule due to ongoing COVID-19 work and travel restrictions. At this time, although we are unable to predict the impact of delays on our offshore wind projects, we are currently developing mitigation plans to address permitting delays due to COVID-19 restrictions on our offshore wind projects.

•
Suppliers and Vendors: We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that will impact our maintenance, capital programs, and storm response that we currently cannot anticipate.

•
Loss of key personnel: We continue to adjust our pandemic plan to assume various scenarios including reduced workforce levels and limited mutual aid in the event of a significant storm event. We have implemented remote work arrangements for our workforce by enabling nearly half of our employees to work from home and taking extra precautions for our field-based employees. We have taken significant safety measures to ensure adequate social distancing for our field crews to safely provide essential services to our customers. We have also adopted protocols to ensure the safety and health of those employees who work onsite in critical facilities. We continue to monitor COVID-19 developments affecting our workforce and will take additional precautions that we determine are necessary in order to mitigate the impacts.

Although to date our workforce continues to be able to safely and reliably deliver our critical services to customers, we are unable to predict the extent of the impact of COVID-19 on our employees.

•
Impact to Benefit Plans: As of March 31, 2020, under the Pension Protection Act, the funded status of our pension plan was approximately 100 percent, as compared to 111 percent as of December 31, 2019. The pension and PBOP plans' funded status is highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by the extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief.

We currently cannot estimate the potential impact of COVID-19 to our financial position, results of operations and cash flows.

Other than as set forth above, there have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2019 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2020	—	$—	—	—
February 1 - February 29, 2020	—	—	—	—
March 1 - March 31, 2020	2,428	79.71	—	—
Total	2,428	$79.71	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $350 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 3.95% Debenture due 2030 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on March 26, 2020, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 8, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 8, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 8, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 8, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer