Form 10-Q
period 2020-06-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2020-08-10
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2020

Eversource Energy Common Shares, $5.00 par value	342,667,836	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$64,890	$15,432
Receivables, Net (net of allowance for uncollectible accounts of $270,047 and $224,821 as of June 30, 2020 and December 31, 2019, respectively)	996,290	989,383
Unbilled Revenues	171,475	181,006
Fuel, Materials, Supplies and REC Inventory	176,138	235,471
Regulatory Assets	805,050	651,112
Prepayments and Other Current Assets	191,570	342,135
Total Current Assets	2,405,413	2,414,539
Property, Plant and Equipment, Net	28,610,776	27,585,470
Deferred Debits and Other Assets:
Regulatory Assets	4,729,531	4,863,639
Goodwill	4,427,266	4,427,266
Investments in Unconsolidated Affiliates	884,273	871,633
Marketable Securities	427,001	449,130
Other Long-Term Assets	554,458	512,238
Total Deferred Debits and Other Assets	11,022,529	11,123,906
Total Assets	$42,038,718	$41,123,915

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$493,500	$889,084
Long-Term Debt – Current Portion	700,960	327,411
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	952,132	1,147,872
Regulatory Liabilities	442,004	361,152
Other Current Liabilities	694,252	836,834
Total Current Liabilities	3,326,058	3,605,563
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,882,293	3,755,777
Regulatory Liabilities	3,679,927	3,658,042
Derivative Liabilities	328,313	338,710
Asset Retirement Obligations	497,262	488,511
Accrued Pension, SERP and PBOP	1,307,967	1,370,245
Other Long-Term Liabilities	839,791	810,553
Total Deferred Credits and Other Liabilities	10,535,553	10,421,838
Long-Term Debt	13,697,762	13,770,828
Rate Reduction Bonds	518,517	540,122
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,729,292
Capital Surplus, Paid In	7,979,146	7,087,768
Retained Earnings	4,384,093	4,177,048
Accumulated Other Comprehensive Loss	(62,558)	(65,059)
Treasury Stock	(284,515)	(299,055)
Common Shareholders' Equity	13,805,258	12,629,994
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$42,038,718	$41,123,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2020	2019	2020	2019

Operating Revenues	$1,953,128	$1,884,495	$4,326,854	$4,300,287

Operating Expenses:
Purchased Power, Fuel and Transmission	630,132	620,904	1,506,703	1,595,786
Operations and Maintenance	332,055	328,010	674,117	663,606
Depreciation	240,516	219,084	476,727	434,032
Amortization	23,397	38,945	73,172	109,906
Energy Efficiency Programs	115,354	105,837	263,747	245,953
Taxes Other Than Income Taxes	178,019	181,083	359,613	365,672
Impairment of Northern Pass Transmission	—	239,644	—	239,644
Total Operating Expenses	1,519,473	1,733,507	3,354,079	3,654,599
Operating Income	433,655	150,988	972,775	645,688
Interest Expense	134,285	132,705	269,000	264,438
Other Income, Net	30,243	45,866	54,347	76,850
Income Before Income Tax Expense	329,613	64,149	758,122	458,100
Income Tax Expense	75,501	30,815	167,379	114,209
Net Income	254,112	33,334	590,743	343,891
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$252,232	$31,454	$586,984	$340,132

Basic and Diluted Earnings Per Common Share	$0.75	$0.10	$1.75	$1.07

Weighted Average Common Shares Outstanding:
Basic	337,946,663	319,664,998	334,524,452	318,644,796
Diluted	338,561,649	320,388,490	335,749,404	319,352,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$254,112	$33,334	$590,743	$343,891
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	387	262	616	578
Changes in Unrealized Gains on Marketable Securities	269	444	429	1,099
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(103)	3,457	1,456	4,682
Other Comprehensive Income, Net of Tax	553	4,163	2,501	6,359
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$252,785	$35,617	$589,485	$346,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				336,633			336,633
Dividends on Common Shares - $0.5675 Per Share				(187,462)			(187,462)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,960,000	29,800	402,300				432,100
Long-Term Incentive Plan Activity			(15,295)				(15,295)
Issuance of Treasury Shares	570,542		17,230			10,516	27,746
Capital Stock Expense			(12,314)				(12,314)
Adoption of New Accounting Standard (See Note 1B)				(1,514)			(1,514)
Other Comprehensive Income					1,948		1,948
Balance as of March 31, 2020	336,411,187	1,759,092	7,479,689	4,322,825	(63,111)	(288,539)	13,209,956
Net Income				254,112			254,112
Dividends on Common Shares - $0.5675 Per Share				(190,964)			(190,964)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	6,000,000	30,000	487,560				517,560
Long-Term Incentive Plan Activity			7,694				7,694
Issuance of Treasury Shares	216,675		12,524			4,024	16,548
Capital Stock Expense			(8,321)				(8,321)
Other Comprehensive Income					553		553
Balance as of June 30, 2020	342,627,862	$1,789,092	$7,979,146	$4,384,093	$(62,558)	$(284,515)	$13,805,258

	For the Six Months Ended June 30, 2019
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				310,558			310,558
Dividends on Common Shares - $0.535 Per Share				(169,757)			(169,757)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,609)				(16,609)
Issuance of Treasury Shares	461,662		17,476			8,633	26,109
Other Comprehensive Income					2,196		2,196
Balance as of March 31, 2019	317,347,470	1,669,392	6,242,089	4,092,895	(57,804)	(309,138)	11,637,434
Net Income				33,334			33,334
Dividends on Common Shares - $0.535 Per Share				(169,857)			(169,857)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,980,000	29,900	403,650				433,550
Long-Term Incentive Plan Activity			6,470				6,470
Issuance of Treasury Shares	246,969		13,448			4,579	18,027
Capital Stock Expense			(6,648)				(6,648)
Other Comprehensive Income					4,163		4,163
Balance as of June 30, 2019	323,574,439	$1,699,292	$6,659,009	$3,954,492	$(53,641)	$(304,559)	$11,954,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$590,743	$343,891
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	476,727	434,032
Deferred Income Taxes	86,550	36,535
Uncollectible Expense	20,579	31,546
Pension, SERP and PBOP Expense, Net	5,441	13,227
Pension and PBOP Contributions	(1,323)	(6,648)
Regulatory (Under)/Over Recoveries, Net	(58,501)	23,830
Amortization	73,172	109,906
Proceeds from DOE Spent Nuclear Fuel Litigation	—	68,840
Impairment of Northern Pass Transmission	—	239,644
Other	(40,764)	(137,428)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(66,460)	6,357
Fuel, Materials, Supplies and REC Inventory	59,332	63,918
Taxes Receivable/Accrued, Net	120,717	(6,883)
Accounts Payable	(169,251)	(156,077)
Other Current Assets and Liabilities, Net	(91,587)	(140,103)
Net Cash Flows Provided by Operating Activities	1,005,375	924,587

Investing Activities:
Investments in Property, Plant and Equipment	(1,400,198)	(1,377,753)
Proceeds from Sales of Marketable Securities	250,589	348,904
Purchases of Marketable Securities	(239,698)	(302,950)
Investments in Unconsolidated Affiliates, Net	(12,324)	(265,955)
Other Investing Activities	11,129	4,055
Net Cash Flows Used in Investing Activities	(1,390,502)	(1,593,699)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	929,025	426,902
Cash Dividends on Common Shares	(366,817)	(323,346)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(741,870)	(181,000)
Repayment of Rate Reduction Bonds	(21,605)	(30,727)
Issuance of Long-Term Debt	940,000	1,000,000
Retirement of Long-Term Debt	(270,456)	(250,437)
Other Financing Activities	(19,534)	(10,682)
Net Cash Flows Provided by Financing Activities	444,984	626,951
Net Increase/(Decrease) in Cash and Restricted Cash	59,857	(42,161)
Cash and Restricted Cash - Beginning of Period	117,063	209,324
Cash and Restricted Cash - End of Period	$176,920	$167,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$6,918	$—
Receivables, Net (net of allowance for uncollectible accounts of $136,665 and $97,348 as of June 30, 2020 and December 31, 2019, respectively)	397,235	400,927
Accounts Receivable from Affiliated Companies	33,510	24,577
Unbilled Revenues	56,913	56,465
Materials and Supplies	52,176	50,700
Regulatory Assets	349,177	178,607
Prepayments and Other Current Assets	31,791	73,184
Total Current Assets	927,720	784,460
Property, Plant and Equipment, Net	9,913,257	9,625,765
Deferred Debits and Other Assets:
Regulatory Assets	1,487,764	1,557,261
Other Long-Term Assets	248,761	217,705
Total Deferred Debits and Other Assets	1,736,525	1,774,966
Total Assets	$12,577,502	$12,185,191

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$272,000	$63,800
Accounts Payable	310,178	374,698
Accounts Payable to Affiliated Companies	102,289	97,793
Obligations to Third Party Suppliers	46,652	56,952
Regulatory Liabilities	155,239	82,763
Derivative Liabilities	70,145	67,804
Other Current Liabilities	126,724	132,339
Total Current Liabilities	1,083,227	876,149
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,291,833	1,244,551
Regulatory Liabilities	1,183,643	1,164,991
Derivative Liabilities	328,058	338,594
Accrued Pension, SERP and PBOP	354,520	391,159
Other Long-Term Liabilities	151,244	147,586
Total Deferred Credits and Other Liabilities	3,309,298	3,286,881
Long-Term Debt	3,518,121	3,518,136
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,535,765	2,535,765
Retained Earnings	1,954,221	1,791,392
Accumulated Other Comprehensive Income	318	316
Common Stockholder's Equity	4,550,656	4,387,825
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$12,577,502	$12,185,191

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$817,421	$740,846	$1,717,124	$1,590,092

Operating Expenses:
Purchased Power and Transmission	315,398	246,540	690,115	566,373
Operations and Maintenance	134,633	133,351	270,230	263,989
Depreciation	79,718	74,555	158,152	147,844
Amortization of Regulatory (Liabilities)/Assets, Net	(5,698)	12,376	850	48,047
Energy Efficiency Programs	32,347	20,780	67,826	46,768
Taxes Other Than Income Taxes	79,867	86,465	162,855	178,463
Total Operating Expenses	636,265	574,067	1,350,028	1,251,484
Operating Income	181,156	166,779	367,096	338,608
Interest Expense	38,722	36,972	76,605	72,754
Other Income, Net	8,459	2,853	10,357	6,733
Income Before Income Tax Expense	150,893	132,660	300,848	272,587
Income Tax Expense	33,622	27,856	64,839	57,312
Net Income	$117,271	$104,804	$236,009	$215,275

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$117,271	$104,804	$236,009	$215,275
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(7)	(13)	(13)
Changes in Unrealized Gains on Marketable Securities	9	15	15	38
Other Comprehensive Income, Net of Tax	3	8	2	25
Comprehensive Income	$117,274	$104,812	$236,011	$215,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of New Accounting Standard (See Note 1B)				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	60,352	2,535,765	1,838,340	315	4,434,772
Net Income				117,271		117,271
Dividends on Preferred Stock				(1,390)		(1,390)
Other Comprehensive Income					3	3
Balance as of June 30, 2020	6,035,205	$60,352	$2,535,765	$1,954,221	$318	$4,550,656

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	60,352	2,410,765	1,737,980	318	4,209,415
Net Income				104,804		104,804
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(176,400)		(176,400)
Other				1		1
Other Comprehensive Income					8	8
Balance as of June 30, 2019	6,035,205	$60,352	$2,410,765	$1,664,995	$326	$4,136,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$236,009	$215,275
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	158,152	147,844
Deferred Income Taxes	33,275	16,513
Uncollectible Expense	6,187	7,627
Pension, SERP, and PBOP Expense, Net	5,886	6,926
Regulatory Underrecoveries, Net	(45,886)	(40,460)
Amortization of Regulatory Assets, Net	850	48,047
Other	(43,064)	(40,290)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(49,800)	(37,101)
Taxes Receivable/Accrued, Net	31,139	19,701
Accounts Payable	(49,574)	5,443
Other Current Assets and Liabilities, Net	(244)	(3,941)
Net Cash Flows Provided by Operating Activities	282,930	345,584

Investing Activities:
Investments in Property, Plant and Equipment	(407,175)	(466,112)
Other Investing Activities	146	551
Net Cash Flows Used in Investing Activities	(407,029)	(465,561)

Financing Activities:
Cash Dividends on Common Stock	(69,500)	(275,400)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Issuance of Long-Term Debt	—	300,000
Retirement of Long-Term Debt	—	(250,000)
Increase in Notes Payable to Eversource Parent	208,200	259,400
Other Financing Activities	(795)	4,237
Net Cash Flows Provided by Financing Activities	135,126	35,458
Net Increase/(Decrease) in Cash and Restricted Cash	11,027	(84,519)
Cash and Restricted Cash - Beginning of Period	4,971	91,613
Cash and Restricted Cash - End of Period	$15,998	$7,094

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$1,158	$52
Receivables, Net (net of allowance for uncollectible accounts of $68,682 and $75,406 as of June 30, 2020 and December 31, 2019, respectively)	387,124	346,785
Accounts Receivable from Affiliated Companies	29,010	29,914
Unbilled Revenues	44,927	37,482
Materials, Supplies and REC Inventory	70,461	124,060
Regulatory Assets	296,366	285,591
Prepayments and Other Current Assets	33,912	31,150
Total Current Assets	862,958	855,034
Property, Plant and Equipment, Net	9,773,248	9,472,770
Deferred Debits and Other Assets:
Regulatory Assets	1,217,978	1,250,029
Prepaid PBOP	186,260	166,058
Other Long-Term Assets	140,294	144,368
Total Deferred Debits and Other Assets	1,544,532	1,560,455
Total Assets	$12,180,738	$11,888,259

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$142,000	$10,500
Notes Payable to Eversource Parent	38,100	30,300
Long-Term Debt – Current Portion	—	95,000
Accounts Payable	262,249	363,691
Accounts Payable to Affiliated Companies	116,682	96,307
Obligations to Third Party Suppliers	97,289	108,827
Renewable Portfolio Standards Compliance Obligations	66,543	150,429
Regulatory Liabilities	185,262	209,180
Other Current Liabilities	55,472	71,333
Total Current Liabilities	963,597	1,135,567
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,399,292	1,357,265
Regulatory Liabilities	1,527,194	1,516,585
Accrued Pension and SERP	96,979	108,243
Other Long-Term Liabilities	347,882	320,629
Total Deferred Credits and Other Liabilities	3,371,347	3,302,722
Long-Term Debt	3,642,558	3,247,086
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,813,442	1,813,442
Retained Earnings	2,346,504	2,346,287
Accumulated Other Comprehensive Income	290	155
Common Stockholder's Equity	4,160,236	4,159,884
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$12,180,738	$11,888,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$660,971	$681,893	$1,394,804	$1,479,505

Operating Expenses:
Purchased Power and Transmission	192,304	228,397	434,742	558,501
Operations and Maintenance	115,831	108,924	238,149	221,887
Depreciation	79,520	73,055	157,865	145,639
Amortization of Regulatory Assets, Net	19,604	23,184	46,612	45,768
Energy Efficiency Programs	56,756	65,904	125,423	142,633
Taxes Other Than Income Taxes	50,583	48,226	99,306	93,047
Total Operating Expenses	514,598	547,690	1,102,097	1,207,475
Operating Income	146,373	134,203	292,707	272,030
Interest Expense	32,955	28,238	63,972	56,120
Other Income, Net	13,112	10,657	25,350	21,743
Income Before Income Tax Expense	126,530	116,622	254,085	237,653
Income Tax Expense	29,062	26,888	56,228	53,906
Net Income	$97,468	$89,734	$197,857	$183,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$97,468	$89,734	$197,857	$183,747
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(43)	1	(86)	2
Qualified Cash Flow Hedging Instruments	109	109	218	219
Changes in Unrealized Gains on Marketable Securities	2	4	3	10
Other Comprehensive Income, Net of Tax	68	114	135	231
Comprehensive Income	$97,536	$89,848	$197,992	$183,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of New Accounting Standard (See Note 1B)				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	—	1,813,442	2,249,526	222	4,063,190
Net Income				97,468		97,468
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					68	68
Balance as of June 30, 2020	200	$—	$1,813,442	$2,346,504	$290	$4,160,236

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	—	1,653,442	2,131,015	(1,261)	3,783,196
Net Income				89,734		89,734
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(121,200)		(121,200)
Other Comprehensive Income					114	114
Balance as of June 30, 2019	200	$—	$1,653,442	$2,099,059	$(1,147)	$3,751,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$197,857	$183,747
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	157,865	145,639
Deferred Income Taxes	26,062	11,603
Uncollectible Expense	6,826	11,605
Pension, SERP and PBOP Income, Net	(9,296)	(7,052)
Pension and PBOP Contributions	—	(3,007)
Regulatory (Under)/Over Recoveries, Net	(59,685)	17,063
Amortization of Regulatory Assets, Net	46,612	45,768
Other	(12,534)	(36,973)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(36,627)	(6,769)
Materials, Supplies and REC Inventory	53,599	49,688
Taxes Receivable/Accrued, Net	5,279	25,572
Accounts Payable	(49,881)	(82,326)
Other Current Assets and Liabilities, Net	(113,276)	(103,054)
Net Cash Flows Provided by Operating Activities	212,801	251,504

Investing Activities:
Investments in Property, Plant and Equipment	(447,545)	(418,571)
Other Investing Activities	40	41
Net Cash Flows Used in Investing Activities	(447,505)	(418,530)

Financing Activities:
Cash Dividends on Common Stock	(196,500)	(181,800)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	400,000	400,000
Retirement of Long-Term Debt	(95,000)	—
Capital Contributions from Eversource Parent	—	20,000
Increase in Notes Payable to Eversource Parent	7,800	40,300
Increase/(Decrease) in Notes Payable	131,500	(115,500)
Other Financing Activities	(4,946)	(3,287)
Net Cash Flows Provided by Financing Activities	241,874	158,733
Net Increase/(Decrease) in Cash and Restricted Cash	7,170	(8,293)
Cash and Restricted Cash - Beginning of Period	6,312	14,659
Cash and Restricted Cash - End of Period	$13,482	$6,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$77	$413
Receivables, Net (net of allowance for uncollectible accounts of $11,777 and $10,497 as of June 30, 2020 and December 31, 2019, respectively)	105,902	99,934
Accounts Receivable from Affiliated Companies	5,001	6,763
Unbilled Revenues	45,837	48,146
Materials, Supplies and REC Inventory	22,745	24,957
Regulatory Assets	110,267	84,053
Special Deposits	30,895	32,513
Prepayments and Other Current Assets	27,682	19,431
Total Current Assets	348,406	316,210
Property, Plant and Equipment, Net	3,258,620	3,129,506
Deferred Debits and Other Assets:
Regulatory Assets	838,931	861,672
Other Long-Term Assets	38,400	43,270
Total Deferred Debits and Other Assets	877,331	904,942
Total Assets	$4,484,357	$4,350,658

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$119,300	$27,000
Long-Term Debt – Current Portion	122,000	—
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	133,686	127,081
Accounts Payable to Affiliated Companies	38,136	37,946
Regulatory Liabilities	83,588	65,766
Accrued Interest	18,585	19,138
Other Current Liabilities	26,958	32,736
Total Current Liabilities	585,463	352,877
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	518,097	506,212
Regulatory Liabilities	405,773	413,381
Accrued Pension, SERP and PBOP	148,047	157,638
Other Long-Term Liabilities	37,886	37,075
Total Deferred Credits and Other Liabilities	1,109,803	1,114,306
Long-Term Debt	829,645	951,620
Rate Reduction Bonds	518,517	540,122
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	903,134	903,134
Retained Earnings	538,939	490,306
Accumulated Other Comprehensive Loss	(1,144)	(1,707)
Common Stockholder's Equity	1,440,929	1,391,733
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,484,357	$4,350,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$255,224	$240,900	$531,592	$517,335

Operating Expenses:
Purchased Power and Transmission	82,560	85,768	176,698	199,299
Operations and Maintenance	54,017	52,729	101,146	105,359
Depreciation	24,750	23,261	49,084	46,180
Amortization of Regulatory Assets, Net	11,563	5,857	31,673	19,523
Energy Efficiency Programs	8,786	6,215	18,150	12,929
Taxes Other Than Income Taxes	20,457	20,725	40,158	38,037
Total Operating Expenses	202,133	194,555	416,909	421,327
Operating Income	53,091	46,345	114,683	96,008
Interest Expense	14,607	13,909	29,087	28,276
Other Income, Net	3,626	2,984	6,817	10,006
Income Before Income Tax Expense	42,110	35,420	92,413	77,738
Income Tax Expense	10,478	8,568	21,180	18,104
Net Income	$31,632	$26,852	$71,233	$59,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$31,632	$26,852	$71,233	$59,634
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	269	269	538	538
Changes in Unrealized Gains on Marketable Securities	16	27	25	65
Other Comprehensive Income, Net of Tax	285	296	563	603
Comprehensive Income	$31,917	$27,148	$71,796	$60,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of New Accounting Standard (See Note 1B)				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	—	903,134	507,307	(1,429)	1,409,012
Net Income				31,632		31,632
Other Comprehensive Income					285	285
Balance as of June 30, 2020	301	$—	$903,134	$538,939	$(1,144)	$1,440,929

	For the Six Months Ended June 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	—	678,134	641,039	(2,544)	1,316,629
Net Income				26,852		26,852
Dividends on Common Stock				(214,000)		(214,000)
Other Comprehensive Income					296	296
Balance as of June 30, 2019	301	$—	$678,134	$453,891	$(2,248)	$1,129,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$71,233	$59,634
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	49,084	46,180
Deferred Income Taxes	9,193	12,030
Uncollectible Expense	1,255	3,143
Regulatory Underrecoveries, Net	(31,159)	(29,377)
Amortization of Regulatory Assets, Net	31,673	19,523
Other	(5,191)	(10,524)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(3,237)	7,658
Materials, Supplies and REC Inventory	2,212	14,225
Taxes Receivable/Accrued, Net	(5,790)	18,029
Accounts Payable	8,219	(1,159)
Other Current Assets and Liabilities, Net	(8,673)	(17,620)
Net Cash Flows Provided by Operating Activities	118,819	121,742

Investing Activities:
Investments in Property, Plant and Equipment	(169,239)	(132,791)
Other Investing Activities	250	743
Net Cash Flows Used in Investing Activities	(168,989)	(132,048)

Financing Activities:
Cash Dividends on Common Stock	(22,300)	(233,000)
Issuance of Long-Term Debt	—	300,000
Repayment of Rate Reduction Bonds	(21,605)	(30,727)
Increase/(Decrease) in Notes Payable to Eversource Parent	92,300	(36,900)
Other Financing Activities	(43)	(2,703)
Net Cash Flows Provided by/(Used in) Financing Activities	48,352	(3,330)
Net Decrease in Cash and Restricted Cash	(1,818)	(13,636)
Cash and Restricted Cash - Beginning of Period	36,688	52,723
Cash and Restricted Cash - End of Period	$34,870	$39,087

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2020 and December 31, 2019, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019. The results of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019 and the cash flows for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results expected for a full year.

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

COVID-19 has adversely affected workers and the economy and caused significant volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on available information, we have not experienced, nor are we able to predict, significant impacts directly related to the pandemic that could adversely affect our current or future operations, financial position, results of operations, and cash flows. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic, and the resulting impact on economic, health care and capital market conditions.

Our customer receivable balances and uncollectible accounts have not been materially adversely impacted by COVID-19. We believe that we are developing successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for further discussion of our evaluation of the allowance for doubtful accounts as of June 30, 2020 in light of the COVID-19 pandemic.

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

As of June 30, 2020, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values.

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

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligned the requirements for capitalizing costs incurred to implement a cloud computing arrangement with existing internal-use software guidance. The prospective implementation of this standard did not have any impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH for the period ending June 30, 2020.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, and management's assessment of collectibility from customers, including current conditions, reasonable forecasts, and expectations of future collectibility and collection efforts. Management continuously assesses the collectibility of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible.

As of June 30, 2020, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends in 2020, economic conditions, flexible payment plans and financial hardship arrearage management programs being offered to customers, and the impacts of federal governmental pandemic relief programs for our customers and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. The collection analysis has shown that our operating companies have experienced some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic, primarily at our natural gas distribution businesses driven by the seasonality of their usage patterns. However, overall it is not a significant reduction in customer payments. Based upon the evaluation performed, in the second quarter of 2020, management increased the allowance for uncollectible accounts by $4.1 million at our natural gas distribution segment. Management concluded that the reserve balance as of June 30, 2020 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	For the Six Months Ended June 30, 2020
	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense (1)	—	20.6	20.6	—	6.2	6.2	—	6.8	6.8	1.3
Uncollectible Costs Deferred (2)	18.9	17.0	35.9	21.5	3.4	24.9	(7.1)	6.9	(0.2)	2.4
Write-Offs	(9.1)	(33.4)	(42.5)	(7.4)	(9.5)	(16.9)	(0.6)	(14.2)	(14.8)	(3.0)
Recoveries Collected	0.8	6.6	7.4	0.8	2.2	3.0	—	2.8	2.8	0.3
Ending Balance	$175.5	$94.5	$270.0	$116.3	$20.4	$136.7	$34.6	$34.1	$68.7	$11.8

(1) Uncollectible expense associated with customer and other accounts receivable is included in Operations and Maintenance expense on the statements of income. For the three and six months ended June 30, 2019, uncollectible expense included in Operations and Maintenance Expense was $13.0 million and $31.5 million for Eversource, $3.5 million and $7.6 million for CL&P, $5.7 million and $11.6 million for NSTAR Electric and $1.4 million and $3.1 million for PSNH, respectively.

(2) The current period provision for expected credit losses for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19, that are ultimately recovered in rates is deferred as a regulatory cost on the balance sheets.

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2020				June 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income/(Expense) Components	$10.7	$0.9	$7.1	$1.6	$5.8	$(0.9)	$5.4	$1.5
AFUDC Equity	10.8	3.9	5.3	1.2	13.1	3.2	5.1	0.9
Equity in Earnings of Unconsolidated Affiliates (1)	5.9	—	0.1	—	25.9	0.1	0.2	—
Investment Income/(Loss)	1.8	2.2	—	0.3	(0.6)	(0.1)	(0.3)	(0.1)
Interest Income	1.0	1.4	0.5	0.5	1.3	0.5	0.2	0.7
Other	—	0.1	0.1	—	0.4	0.1	0.1	—
Total Other Income, Net	$30.2	$8.5	$13.1	$3.6	$45.9	$2.9	$10.7	$3.0

	For the Six Months Ended
	June 30, 2020				June 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income/(Expense) Components	$23.4	$2.1	$15.0	$3.5	$13.1	$(1.6)	$12.4	$2.0
AFUDC Equity	21.4	7.9	10.3	2.6	24.1	5.8	9.1	1.1
Equity in Earnings of Unconsolidated Affiliates (1)	9.8	—	0.2	—	30.9	0.1	0.4	—
Investment Income/(Loss)	(2.5)	(1.3)	(1.3)	(0.2)	0.6	1.7	(0.6)	0.2
Interest Income	1.8	1.6	0.7	0.8	7.8	0.8	0.4	6.6
Other	0.4	0.1	0.5	0.1	0.4	(0.1)	—	0.1
Total Other Income, Net	$54.3	$10.4	$25.4	$6.8	$76.9	$6.7	$21.7	$10.0

(1)
Equity in Earnings of Unconsolidated Affiliates includes $2.4 million of primarily realized gains associated with an investment in renewable energy fund for the three and six months ended June 30, 2020, respectively. For both the three and six months ended June 30, 2019, unrealized gains on this investment totaled $20.4 million.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Eversource	$37.6	$36.4	$80.7	$81.4
CL&P	33.1	31.8	68.6	68.0

Separate from above were amounts recorded as Taxes Other Than Income Taxes at CL&P related to the remittance to the State of Connecticut of energy efficiency funds collected from customers of $10.7 million and $21.4 million for the three and six months ended June 30, 2019, respectively. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2020	As of June 30, 2019
Eversource	$336.1	$323.7
CL&P	95.0	114.0
NSTAR Electric	75.5	85.2
PSNH	48.3	29.9

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$64.9	$6.9	$1.2	$0.1	$15.4	$—	$0.1	$0.4
Restricted cash included in:
Special Deposits	63.4	8.7	12.2	30.9	52.5	4.6	6.2	32.5
Marketable Securities	45.4	0.4	0.1	0.7	46.0	0.4	—	0.6
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$176.9	$16.0	$13.5	$34.9	$117.1	$5.0	$6.3	$36.7

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

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities to be assumed also exclude any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource is not assuming any of CMA's or NiSource Inc.'s debt obligations or notes payable.

The transaction requires approval from the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and the resulting rate plan requires DPU approval as well. The relevant review period under the Hart-Scott-Rodino Act has expired. On July 2, 2020, Eversource, CMA and NiSource filed an application with the DPU seeking approval of the sale of CMA assets to Eversource, which included a settlement with the Massachusetts Attorney General’s Office, the DOER, and the Low-Income Weatherization and Fuel Assistance Program Network. The application requests approval of the transaction and the related rate plan by September 30, 2020.

Eversource expects to finance the asset acquisition through a combination of debt and equity issuances in a ratio that is consistent with its current consolidated capital structure. The transaction is expected to close shortly after the end of the third quarter of 2020.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,306.7	$493.5	$615.6	$209.9	$2,382.9	$539.0	$629.8	$218.2
Income Taxes, Net	731.8	462.4	109.1	12.6	725.8	458.8	108.0	12.8
Securitized Stranded Costs	543.7	—	—	543.7	565.3	—	—	565.3
Storm Restoration Costs, Net	486.6	251.9	176.9	57.8	540.6	274.6	200.6	65.4
Regulatory Tracker Mechanisms	590.7	251.0	222.4	106.7	411.5	78.3	207.1	65.8
Derivative Liabilities	321.9	322.0	—	—	334.5	329.2	—	—
Goodwill-related	323.1	—	277.4	—	331.5	—	284.6	—
Asset Retirement Obligations	102.5	31.7	53.8	3.7	97.2	30.8	50.3	3.6
Other Regulatory Assets	127.6	24.5	59.2	14.8	125.4	25.2	55.2	14.7
Total Regulatory Assets	5,534.6	1,837.0	1,514.4	949.2	5,514.7	1,735.9	1,535.6	945.8
Less: Current Portion	805.1	349.2	296.4	110.3	651.1	178.6	285.6	84.1
Total Long-Term Regulatory Assets	$4,729.5	$1,487.8	$1,218.0	$838.9	$4,863.6	$1,557.3	$1,250.0	$861.7

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $176.3 million (including $85.2 million for CL&P, $49.0 million for NSTAR Electric and $15.0 million for PSNH) and $146.0 million (including $51.8 million for CL&P, $55.7 million for NSTAR Electric and $18.0 million for PSNH) of additional regulatory costs as of June 30, 2020 and December 31, 2019, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of June 30, 2020, COVID-19 related costs deferred by Eversource totaled $6.6 million, of which $4.1 million was related to uncollectible expense incurred at our natural gas distribution segment.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,817.7	$1,016.7	$1,056.5	$390.1	$2,844.6	$1,022.8	$1,071.2	$392.8
Cost of Removal	590.5	84.6	345.7	12.1	559.8	64.6	330.6	16.3
Benefit Costs	83.9	—	72.4	—	84.5	—	72.2	—
Regulatory Tracker Mechanisms	417.7	156.4	154.9	78.6	325.1	94.8	165.6	57.0
AFUDC - Transmission	75.5	45.3	30.2	—	73.2	46.0	27.2	—
Other Regulatory Liabilities	136.6	35.8	52.8	8.6	132.0	19.6	59.0	13.1
Total Regulatory Liabilities	4,121.9	1,338.8	1,712.5	489.4	4,019.2	1,247.8	1,725.8	479.2
Less: Current Portion	442.0	155.2	185.3	83.6	361.2	82.8	209.2	65.8
Total Long-Term Regulatory Liabilities	$3,679.9	$1,183.6	$1,527.2	$405.8	$3,658.0	$1,165.0	$1,516.6	$413.4
3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2020	As of December 31, 2019
(Millions of Dollars)
Distribution - Electric	$16,289.5	$15,880.0
Distribution - Natural Gas	4,025.6	3,931.1
Transmission - Electric	11,330.7	10,958.4
Distribution - Water	1,760.4	1,726.5
Solar	201.2	200.2
Utility	33,607.4	32,696.2
Other (1)	1,136.3	1,025.6
Property, Plant and Equipment, Gross	34,743.7	33,721.8
Less: Accumulated Depreciation
Utility	(7,689.5)	(7,483.5)
Other	(431.4)	(387.4)
Total Accumulated Depreciation	(8,120.9)	(7,870.9)
Property, Plant and Equipment, Net	26,622.8	25,850.9
Construction Work in Progress	1,988.0	1,734.6
Total Property, Plant and Equipment, Net	$28,610.8	$27,585.5

	As of June 30, 2020			As of December 31, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,683.8	$7,328.8	$2,317.2	$6,485.5	$7,163.7	$2,271.1
Transmission - Electric	5,166.4	4,509.3	1,650.2	5,043.0	4,411.9	1,498.7
Solar	—	201.2	—	—	200.2	—
Property, Plant and Equipment, Gross	11,850.2	12,039.3	3,967.4	11,528.5	11,775.8	3,769.8
Less: Accumulated Depreciation	(2,445.6)	(2,969.8)	(826.0)	(2,385.7)	(2,895.3)	(799.9)
Property, Plant and Equipment, Net	9,404.6	9,069.5	3,141.4	9,142.8	8,880.5	2,969.9
Construction Work in Progress	508.7	703.7	117.2	483.0	592.3	159.6
Total Property, Plant and Equipment, Net	$9,913.3	$9,773.2	$3,258.6	$9,625.8	$9,472.8	$3,129.5

(1)	These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2020			As of December 31, 2019
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$13.3	$(0.4)	$12.9	$12.2	$(0.4)	$11.8
Other	Level 2	0.8	(0.5)	0.3	—	—	—
Long-Term Derivative Assets:
CL&P	Level 3	65.3	(2.0)	63.3	67.5	(2.1)	65.4
Current Derivative Liabilities:
CL&P	Level 3	(70.1)	—	(70.1)	(67.8)	—	(67.8)
Other	Level 2	—	—	—	(5.2)	—	(5.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(328.1)	—	(328.1)	(338.6)	—	(338.6)
Other	Level 2	(0.2)	—	(0.2)	(0.1)	—	(0.1)

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both June 30, 2020 and December 31, 2019, were 676 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets. In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of June 30, 2020 and December 31, 2019, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 6.0 million and 9.6 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2020 and 2019, there were losses of less than $0.1 million and $5.1 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2020 and 2019, there were losses of $18.0 million and $10.3 million, respectively.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2020						As of December 31, 2019
CL&P	Range			Weighted Average (1)		Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	$5.95	$4.85	per kW-Month	2024 - 2026	$3.01	—	$7.34	per kW-Month	2023 - 2026
Forward Reserve Prices	0.80	—	0.90	0.85	per kW-Month	2020 - 2024	0.80	—	1.90	per kW-Month	2020 - 2024

(1)	Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 1 percent through 12.5 percent, or a weighted average of 11.4 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019	2020	2019
Derivatives, Net:
Fair Value as of Beginning of Period	$(333.8)	$(353.1)	$(329.2)	$(356.5)
Net Realized/Unrealized Losses Included in Regulatory Assets	(1.3)	(2.5)	(17.6)	(7.8)
Settlements	13.1	10.2	24.8	18.9
Fair Value as of End of Period	$(322.0)	$(345.4)	$(322.0)	$(345.4)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of June 30, 2020 and December 31, 2019 was $41.6 million and $45.7 million, respectively.  For the three months ended June 30, 2020 and 2019, there were unrealized gains of $6.6 million and $2.3 million, respectively, recorded in Other Income, Net related to these equity securities. For the six months ended June 30, 2020 and 2019, there were unrealized losses of $2.5 million and unrealized gains of $3.3 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $172.3 million and $182.8 million as of June 30, 2020 and December 31, 2019, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2020				As of December 31, 2019
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$219.0	$9.6	$(0.2)	$228.4	$228.4	$5.8	$(0.1)	$234.1

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $193.6 million and $198.1 million as of June 30, 2020 and December 31, 2019, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three and six months ended June 30, 2020 and 2019, and no allowance for credit losses as of June 30, 2020.  Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-

backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of June 30, 2020, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$51.0	$51.0
One to five years	44.7	46.5
Six to ten years	41.0	43.3
Greater than ten years	82.3	87.6
Total Debt Securities	$219.0	$228.4

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2020	As of December 31, 2019
Level 1:
Mutual Funds and Equities	$213.9	$228.5
Money Market Funds	45.4	46.0
Total Level 1	$259.3	$274.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$62.6	$96.8
Corporate Debt Securities	64.1	44.0
Asset-Backed Debt Securities	12.8	12.9
Municipal Bonds	33.8	26.7
Other Fixed Income Securities	9.7	7.7
Total Level 2	$183.0	$188.1
Total Marketable Securities	$442.3	$462.6

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$351.5	$1,224.9	$1,098.5	$225.1	0.18%	1.98%
NSTAR Electric Commercial Paper Program	142.0	10.5	508.0	639.5	0.12%	1.63%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2020 or December 31, 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2020.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2020, there were intercompany loans from Eversource parent to CL&P of $272.0 million, to PSNH of $119.3 million, and to a subsidiary of NSTAR Electric of $38.1 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020.

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

In June 2020, Aquarion Water Company of Massachusetts provided notice to its bondholders that it will redeem $32.2 million of long-term debt in connection with the sale to the town of Hingham, Massachusetts of its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset.  As a result, this debt was classified as current as of June 30, 2020.

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

(Millions of Dollars)
Balance Sheet:	As of June 30, 2020	As of December 31, 2019
Restricted Cash - Current Portion (included in Current Assets)	$30.6	$32.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	543.7	565.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	4.1	5.6
Accrued Interest (included in Other Current Liabilities)	8.3	8.6
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	518.5	540.1

(Millions of Dollars)	For the Three Months Ended		For the Six Months Ended
Income Statement:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$21.6	$21.5
Interest Expense on RRB Principal (included in Interest Expense)	5.0	5.3	10.0	10.7

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

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.7	$5.4	$3.8	$2.0	$2.0	$0.4	$0.5	$0.2
Interest Cost	44.3	9.3	9.7	4.8	6.4	1.0	1.6	0.8
Expected Return on Plan Assets	(99.3)	(19.8)	(25.7)	(11.1)	(18.7)	(2.5)	(8.5)	(1.4)
Actuarial Loss	50.7	9.7	14.0	3.9	2.0	0.2	0.5	0.3
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.2)	0.2	(4.3)	0.1
Total Net Periodic Benefit Expense/(Income)	$14.7	$4.6	$1.9	$(0.4)	$(13.5)	$(0.7)	$(10.2)	$—
Intercompany Allocations	N/A	$2.4	$2.3	$0.8	N/A	$(0.2)	$(0.2)	$(0.1)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$38.3	$11.1	$7.6	$4.2	$4.9	$0.9	$1.1	$0.4
Interest Cost	88.6	18.8	19.3	9.7	12.2	2.2	3.3	1.4
Expected Return on Plan Assets	(199.6)	(39.8)	(51.5)	(22.4)	(36.8)	(4.9)	(17.0)	(2.8)
Actuarial Loss	100.0	19.7	27.3	8.0	4.1	0.6	1.2	0.4
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.6)	0.4	(8.5)	0.2
Total Net Periodic Benefit Expense/(Income)	$27.9	$9.8	$2.9	$(0.5)	$(26.2)	$(0.8)	$(19.9)	$(0.4)
Intercompany Allocations	N/A	$4.3	$4.2	$1.4	N/A	$(0.6)	$(0.6)	$(0.3)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.1	$4.4	$3.6	$1.5	$1.8	$0.3	$0.4	$0.1
Interest Cost	54.8	11.4	12.3	6.0	8.2	1.6	2.4	0.8
Expected Return on Plan Assets	(91.7)	(18.1)	(24.2)	(10.1)	(16.8)	(2.3)	(7.5)	(1.3)
Actuarial Loss	35.6	6.3	11.8	2.3	1.6	0.3	0.7	—
Prior Service Cost/(Credit)	0.3	—	—	—	(5.8)	0.3	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$15.1	$4.0	$3.5	$(0.3)	$(11.0)	$0.2	$(8.2)	$(0.3)
Intercompany Allocations	N/A	$5.8	$5.3	$—	N/A	$(0.3)	$(0.4)	$(0.1)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$35.4	$9.2	$7.5	$4.1	$3.9	$0.7	$0.9	$0.4
Interest Cost	109.1	23.0	24.2	12.2	16.3	3.1	4.7	1.7
Expected Return on Plan Assets	(183.8)	(36.9)	(48.6)	(20.4)	(33.4)	(4.5)	(15.1)	(2.8)
Actuarial Loss	72.1	14.3	21.2	5.9	4.1	0.7	1.7	0.2
Prior Service Cost/(Credit)	0.6	—	0.1	—	(11.6)	0.5	(8.5)	0.2
Total Net Periodic Benefit Expense/(Income)	$33.4	$9.6	$4.4	$1.8	$(20.7)	$0.5	$(16.3)	$(0.3)
Intercompany Allocations	N/A	$13.6	$8.4	$2.5	N/A	$(0.4)	$(0.6)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2020		As of December 31, 2019
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	55	$78.5	57	$81.0
CL&P	15	11.2	15	11.4
NSTAR Electric	13	5.8	15	8.0
PSNH	9	7.3	9	7.5

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $67.5 million and $67.9 million as of June 30, 2020 and December 31, 2019, respectively, and related primarily to the natural gas business segment.

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

B.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of June 30, 2020:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
Various	Surety Bonds (1)	$30.9	2020 - 2023
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	5.9	2024
Bay State Wind LLC	Real Estate Purchase	2.5	2021
Sunrise Wind LLC	Offshore Wind (2)	2.2	-

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(2)
On October 25, 2019, Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guaranty Sunrise Wind LLC’s performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The Company regularly reviews performance risk under this arrangement, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. As of June 30, 2020, the fair value of the guarantee was immaterial.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2020 and December 31, 2019.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs’ cases.

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. Various parties have appealed the MISO transmission owners' opinion. This new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases.

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners' two complaint cases to the NETOs' pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of any gain or loss for any of the four complaint proceedings at this time.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Construction of the new distribution cable was completed in August 2019 and removal of the portions of the existing cable was completed in January 2020. All issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and subsequently, such litigation then dismissed with prejudice.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$164.9	$116.2	$120.5	$43.0	$44.4	$—	$—
Long-Term Debt	14,398.7	16,329.6	3,518.1	4,251.6	3,642.6	4,240.9	951.6	1,050.3
Rate Reduction Bonds	561.7	619.2	—	—	—	—	561.7	619.2

As of December 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$162.0	$116.2	$117.8	$43.0	$44.2	$—	$—
Long-Term Debt	14,098.2	15,170.2	3,518.1	4,058.0	3,342.1	3,659.9	951.6	1,005.7
Rate Reduction Bonds	583.3	625.9	—	—	—	—	583.3	625.9

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(3.0)	$0.7	$(62.8)	$(65.1)	$(4.4)	$(0.5)	$(55.1)	$(60.0)

OCI Before Reclassifications	—	0.4	(1.6)	(1.2)	—	1.1	2.6	3.7
Amounts Reclassified from AOCI	0.6	—	3.1	3.7	0.6	—	2.1	2.7
Net OCI	0.6	0.4	1.5	2.5	0.6	1.1	4.7	6.4
Balance as of June 30th	$(2.4)	$1.1	$(61.3)	$(62.6)	$(3.8)	$0.6	$(50.4)	$(53.6)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2020 and December 31, 2019	Issued as of
	Par Value		June 30, 2020	December 31, 2019
Eversource	$5	380,000,000	357,818,402	345,858,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and 2019 Forward Sale Agreement: On June 15, 2020, Eversource completed an equity offering of 6,000,000 common shares at a price per share of $86.26. Eversource plans to use the net proceeds of this offering to fund a portion of the planned purchase of the assets of CMA. The issuance of these common shares resulted in proceeds of $509.2 million, net of issuance costs.

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

Eversource previously issued 6,000,000 common shares under the forward sale agreement in December 2019. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price, as adjusted in accordance with the forward sale agreement.

The March and June 2020 common share issuances of 5,960,000 and 6,000,000, respectively, resulted in total proceeds of $929.0 million, net of issuance costs, and were reflected in shareholders' equity and as financing activities on the statement of cash flows.

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

Treasury Shares: As of June 30, 2020 and December 31, 2019, there were 15,190,540 and 15,977,757 Eversource common shares held as treasury shares, respectively. As of June 30, 2020 and December 31, 2019, Eversource common shares outstanding were 342,627,862 and 329,880,645, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2020 and 2019 and $3.8 million for each of the six months ended June 30, 2020 and 2019. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2020 and December 31, 2019. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

For the three and six months ended June 30, 2020, there were 158,242 and 79,121 antidilutive share awards excluded from the EPS computation, respectively, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource's common share issuance on June 15, 2020. See Note 12, "Common Shares," for further information. There were no antidilutive share awards excluded from the computation for the three and six months ended June 30, 2019.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income Attributable to Common Shareholders	$252.2	$31.5	$587.0	$340.1
Weighted Average Common Shares Outstanding:
Basic	337,946,663	319,664,998	334,524,452	318,644,796
Dilutive Effect of:
Share-Based Compensation Awards and Other	614,986	645,450	681,110	668,470
Equity Forward Sale Agreement	—	78,042	543,842	39,021
Total Dilutive Effect	614,986	723,492	1,224,952	707,491
Diluted	338,561,649	320,388,490	335,749,404	319,352,287
Basic and Diluted EPS	$0.75	$0.10	$1.75	$1.07

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$916.0	$116.1	$—	$39.7	$—	$—	$1,071.8
Commercial	526.0	67.8	—	15.9	—	(1.3)	608.4
Industrial	77.7	21.1	—	1.2	—	(3.4)	96.6
Total Retail Tariff Sales Revenues	1,519.7	205.0	—	56.8	—	(4.7)	1,776.8
Wholesale Transmission Revenues	—	—	383.4	—	19.2	(332.2)	70.4
Wholesale Market Sales Revenues	60.5	10.1	—	0.9	—	—	71.5
Other Revenues from Contracts with Customers	18.8	0.9	3.3	1.8	264.6	(262.8)	26.6
Amortization/(Reserve) for Revenues Subject to Refund	2.3	0.5	—	(0.9)	—	—	1.9
Total Revenues from Contracts with Customers	1,601.3	216.5	386.7	58.6	283.8	(599.7)	1,947.2
Alternative Revenue Programs	14.2	(5.3)	(10.2)	(3.2)	—	9.4	4.9
Other Revenues (1)	0.7	—	0.2	0.1	—	—	1.0
Total Operating Revenues	$1,616.2	$211.2	$376.7	$55.5	$283.8	$(590.3)	$1,953.1

	For the Six Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,879.7	$354.1	$—	$67.5	$—	$—	$2,301.3
Commercial	1,133.0	202.4	—	30.6	—	(2.3)	1,363.7
Industrial	157.5	49.5	—	2.3	—	(6.6)	202.7
Total Retail Tariff Sales Revenues	3,170.2	606.0	—	100.4	—	(8.9)	3,867.7
Wholesale Transmission Revenues	—	—	719.7	—	36.6	(615.8)	140.5
Wholesale Market Sales Revenues	151.5	23.2	—	1.8	—	—	176.5
Other Revenues from Contracts with Customers	38.0	1.7	6.6	3.7	541.9	(538.9)	53.0
Amortization/(Reserve) for Revenues Subject to Refund	4.6	1.1	—	(1.7)	—	—	4.0
Total Revenues from Contracts with Customers	3,364.3	632.0	726.3	104.2	578.5	(1,163.6)	4,241.7
Alternative Revenue Programs	53.1	26.9	19.6	(2.1)	—	(18.1)	79.4
Other Revenues (1)	4.2	0.9	0.4	0.3	—	—	5.8
Total Operating Revenues	$3,421.6	$659.8	$746.3	$102.4	$578.5	$(1,181.7)	$4,326.9

	For the Three Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$805.0	$100.2	$—	$33.6	$—	$—	$938.8
Commercial	612.8	69.5	—	16.0	—	(0.9)	697.4
Industrial	81.3	23.5	—	1.1	—	(2.8)	103.1
Total Retail Tariff Sales Revenues	1,499.1	193.2	—	50.7	—	(3.7)	1,739.3
Wholesale Transmission Revenues	—	—	281.2	—	14.7	(239.8)	56.1
Wholesale Market Sales Revenues	39.4	14.4	—	0.9	—	—	54.7
Other Revenues from Contracts with Customers	15.1	0.4	3.7	1.8	236.1	(236.8)	20.3
(Reserve)/Amortization for Revenues Subject to Refund	(3.1)	1.5	—	(0.6)	—	—	(2.2)
Total Revenues from Contracts with Customers	1,550.5	209.5	284.9	52.8	250.8	(480.3)	1,868.2
Alternative Revenue Programs	6.3	(2.7)	64.6	0.7	—	(58.8)	10.1
Other Revenues (1)	5.0	0.9	0.1	0.2	—	—	6.2
Total Operating Revenues	$1,561.8	$207.7	$349.6	$53.7	$250.8	$(539.1)	$1,884.5

	For the Six Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,838.3	$359.1	$—	$60.5	$—	$—	$2,257.9
Commercial	1,265.3	213.3	—	30.3	—	(2.0)	1,506.9
Industrial	163.4	54.4	—	2.2	—	(5.5)	214.5
Total Retail Tariff Sales Revenues	3,267.0	626.8	—	93.0	—	(7.5)	3,979.3
Wholesale Transmission Revenues	—	—	606.1	—	28.3	(510.7)	123.7
Wholesale Market Sales Revenues	90.8	36.1	—	1.9	—	—	128.8
Other Revenues from Contracts with Customers	27.7	1.4	6.9	3.5	480.7	(482.2)	38.0
(Reserve)/Amortization for Revenues Subject to Refund	(6.1)	3.1	—	(1.2)	—	—	(4.2)
Total Revenues from Contracts with Customers	3,379.4	667.4	613.0	97.2	509.0	(1,000.4)	4,265.6
Alternative Revenue Programs	8.4	7.7	77.0	1.5	—	(69.8)	24.8
Other Revenues (1)	7.8	1.5	0.1	0.5	—	—	9.9
Total Operating Revenues	$3,395.6	$676.6	$690.1	$99.2	$509.0	$(1,070.2)	$4,300.3

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$469.3	$311.5	$135.2	$402.8	$282.3	$119.9
Commercial	199.3	261.0	66.1	224.7	315.8	72.7
Industrial	33.3	24.8	19.6	33.8	28.9	18.6
Total Retail Tariff Sales Revenues	701.9	597.3	220.9	661.3	627.0	211.2
Wholesale Transmission Revenues	191.4	142.5	49.5	115.9	127.5	37.8
Wholesale Market Sales Revenues	39.3	13.2	8.0	12.1	17.2	10.1
Other Revenues from Contracts with Customers	8.1	11.1	3.6	9.1	6.1	4.2
Amortization/(Reserve) for Revenues Subject to Refund	—	—	2.3	—	—	(3.1)
Total Revenues from Contracts with Customers	940.7	764.1	284.3	798.4	777.8	260.2
Alternative Revenue Programs	(7.5)	3.6	7.9	55.1	2.1	13.7
Other Revenues (1)	0.2	0.7	—	2.7	1.9	0.5
Eliminations	(116.0)	(107.4)	(37.0)	(115.4)	(99.9)	(33.5)
Total Operating Revenues	$817.4	$661.0	$255.2	$740.8	$681.9	$240.9

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$959.2	$642.4	$278.1	$913.4	$653.2	$271.7
Commercial	425.6	562.9	145.3	461.3	652.3	152.6
Industrial	67.3	51.6	38.6	68.4	57.8	37.2
Total Retail Tariff Sales Revenues	1,452.1	1,256.9	462.0	1,443.1	1,363.3	461.5
Wholesale Transmission Revenues	343.2	277.3	99.2	270.7	250.1	85.3
Wholesale Market Sales Revenues	104.0	27.6	19.9	25.8	41.6	23.4
Other Revenues from Contracts with Customers	17.0	21.8	7.2	18.0	10.1	7.8
Amortization/(Reserve) for Revenues Subject to Refund	—	—	4.6	—	—	(6.1)
Total Revenues from Contracts with Customers	1,916.3	1,583.6	592.9	1,757.6	1,665.1	571.9
Alternative Revenue Programs	37.1	23.0	12.6	60.9	9.3	15.2
Other Revenues (1)	1.9	2.1	0.6	3.7	3.4	0.8
Eliminations	(238.2)	(213.9)	(74.5)	(232.1)	(198.3)	(70.6)
Total Operating Revenues	$1,717.1	$1,394.8	$531.6	$1,590.1	$1,479.5	$517.3

(1)
Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) and $1.1 million (including $0.3 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million (including $0.4 million at CL&P and $1.4 million at NSTAR Electric) and $2.2 million (including $0.5 million at CL&P and $1.3 million at NSTAR Electric) for the six months ended June 30, 2020 and 2019, respectively.

CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and the Connecticut water distribution business each have a revenue decoupling mechanism approved by a regulatory commission. The revenue decoupling mechanisms mitigate the impact of lower demand and resulting lost sales revenues by replacing actual customer usage with a fixed annual revenue stream, which is reconciled each year as part of our annual decoupling filing in each respective jurisdiction. These revenue decoupling mechanisms qualify as alternative revenue programs in accordance with accounting guidance for rate-regulated operations. The increase in Eversource's revenues from Alternative Revenue Programs for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily the result of a higher decoupling deferral adjustment driven by lower distribution sales volumes in the first half of 2020. The decoupling deferral adjustment to revenues is recorded as a regulatory tracker mechanism within Regulatory Assets on the balance sheets.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,616.2	$211.2	$376.7	$55.5	$283.8	$(590.3)	$1,953.1
Depreciation and Amortization	(140.7)	(21.2)	(68.8)	(10.8)	(22.7)	0.3	(263.9)
Other Operating Expenses	(1,293.3)	(176.1)	(111.2)	(25.4)	(243.1)	593.5	(1,255.6)
Operating Income	$182.2	$13.9	$196.7	$19.3	$18.0	$3.5	$433.6
Interest Expense	$(54.3)	$(10.7)	$(32.1)	$(8.4)	$(37.6)	$8.8	$(134.3)
Other Income, Net	16.4	0.4	10.6	—	306.5	(303.7)	30.2
Net Income Attributable to Common Shareholders	115.0	3.3	129.5	10.4	285.4	(291.4)	252.2

	For the Six Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,421.6	$659.8	$746.3	$102.4	$578.5	$(1,181.7)	$4,326.9
Depreciation and Amortization	(308.1)	(40.3)	(136.2)	(22.2)	(44.0)	0.9	(549.9)
Other Operating Expenses	(2,732.9)	(487.7)	(218.0)	(50.4)	(500.0)	1,184.8	(2,804.2)
Operating Income	$380.6	$131.8	$392.1	$29.8	$34.5	$4.0	$972.8
Interest Expense	$(107.4)	$(22.0)	$(62.7)	$(17.1)	$(80.3)	$20.5	$(269.0)
Other Income, Net	28.9	1.8	15.7	0.1	774.7	(766.9)	54.3
Net Income Attributable to Common Shareholders	245.1	87.8	256.2	12.5	727.8	(742.4)	587.0
Cash Flows Used for Investments in Plant	563.2	205.6	460.8	46.0	124.6	—	1,400.2

	For the Three Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,561.8	$207.7	$349.6	$53.7	$250.8	$(539.1)	$1,884.5
Depreciation and Amortization	(150.1)	(19.5)	(62.3)	(12.0)	(14.7)	0.6	(258.0)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(1,243.0)	(179.8)	(108.4)	(25.0)	(218.4)	538.7	(1,235.9)
Operating Income/(Loss)	$168.7	$8.4	$(60.7)	$16.7	$17.7	$0.2	$151.0
Interest Expense	$(50.8)	$(11.9)	$(30.5)	$(8.6)	$(44.5)	$13.6	$(132.7)
Other Income/(Loss), Net	12.2	0.7	8.7	0.1	(114.9)	139.1	45.9
Net Income/(Loss) Attributable to Common Shareholders	105.4	(1.8)	(87.4)	8.0	(145.6)	152.9	31.5

	For the Six Months Ended June 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,395.6	$676.6	$690.1	$99.2	$509.0	$(1,070.2)	$4,300.3
Depreciation and Amortization	(329.3)	(39.9)	(123.7)	(23.9)	(28.3)	1.1	(544.0)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(2,718.6)	(521.1)	(207.2)	(49.9)	(444.0)	1,069.8	(2,871.0)
Operating Income	$347.7	$115.6	$119.6	$25.4	$36.7	$0.7	$645.7
Interest Expense	$(100.0)	$(23.7)	$(61.0)	$(17.2)	$(88.6)	$26.1	$(264.4)
Other Income, Net	30.4	1.0	16.8	0.4	316.8	(288.5)	76.9
Net Income Attributable to Common Shareholders	225.4	74.7	30.9	8.8	262.0	(261.7)	340.1
Cash Flows Used for Investments in Plant	571.3	202.7	449.2	51.4	103.2	—	1,377.8

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2020	$23,166.1	$4,503.3	$11,224.7	$2,394.6	$21,202.0	$(20,452.0)	$42,038.7
As of December 31, 2019	22,541.9	4,345.5	10,904.0	2,351.7	20,469.6	(19,488.8)	41,123.9

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the Eversource 2019 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2020 and 2019 results without including these items. We believe the acquisition costs and the NPT impairment charge are not indicative of our ongoing costs and performance.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	the negative impacts of the 2019 novel coronavirus (COVID-19) pandemic on our customers, vendors, employees, regulators, and operations,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	ability or inability to commence and complete our major strategic development projects and opportunities,

•	acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	substandard performance of third-party suppliers and service providers,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,

•	contamination of, or disruption in, our water supplies,

•	changes in levels or timing of capital expenditures, including the Columbia Gas of Massachusetts asset acquisition;

•	changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•
We earned $252.2 million, or $0.75 per share, in the second quarter of 2020, and $587.0 million, or $1.75 per share, in the first half of 2020, compared with $31.5 million, or $0.10 per share, in the second quarter of 2019, and $340.1 million, or $1.07 per share, in the first half of 2019. Our 2020 results include after-tax acquisition costs related to our planned purchase of the assets of Columbia Gas of Massachusetts (CMA) of $3.9 million, or $0.01 per share, in the second quarter of 2020, and $7.4 million, or $0.02 per share, in the first half of 2020. Our 2019 results include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our investment in the NPT project. Excluding those acquisition costs in 2020, we earned $256.1 million, or $0.76 per share, in the second quarter of 2020, and $594.4 million, or $1.77 per share, in the first half of 2020. Excluding the NPT impairment charge in 2019, we earned $235.9 million, or $0.74 per share, in the second quarter of 2019, and $544.5 million, or $1.71 per share, in the first half of 2019.

•
Our electric distribution segment earned $115.0 million, or $0.34 per share, in the second quarter of 2020, and $245.1 million, or $0.73 per share, in the first half of 2020, compared with $105.4 million, or $0.33 per share, in the second quarter of 2019, and $225.4 million, or $0.71 per share, in the first half of 2019. Our natural gas distribution segment earned $3.3 million, or $0.01 per share, in the second quarter of 2020, and $87.8 million, or $0.26 per share, in the first half of 2020, compared with a loss of $1.8 million in the second quarter of 2019, and earnings of $74.7 million, or $0.23 per share, in the first half of 2019.  Our water distribution segment earned $10.4 million, or $0.03 per share, in the second quarter of 2020, and $12.5 million, or $0.04 per share, in the first half of 2020, compared with $8.0 million, or $0.02 per share, in the second quarter of 2019, and $8.8 million, or $0.03 per share, in the first half of 2019.

•
Our electric transmission segment earned $129.5 million, or $0.39 per share, in the second quarter of 2020, and $256.2 million, or $0.76 per share, in the first half of 2020, compared with a net loss of $87.4 million, or $0.27 per share, in the second quarter of 2019, and earnings of $30.9 million, or $0.10 per share in the first half of 2019. Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $117.0 million, or $0.37 per share, in the second quarter of 2019, and $235.3 million, or $0.74 per share, in the first half of 2019.

•
Eversource parent and other companies had net losses of $6.0 million, or $0.02 per share, in the second quarter of 2020, and $14.6 million, or $0.04 per share, in the first half of 2020, compared with earnings of $7.3 million, or $0.02 per share, in the second quarter of 2019, and $0.3 million in the first half of 2019.  Excluding acquisition costs, Eversource parent and other companies had net losses of $2.1 million, or $0.01 per share, in the second quarter of 2020, and $7.2 million, or $0.02 per share, in the first half of 2020.

•	We reaffirm 2020 earnings of between $3.60 per share and $3.70 per share and our long-term EPS growth rate through 2024 from our regulated utility businesses of between 5 to 7 percent.

•
As of the date of our filing, the outbreak of COVID-19 has not resulted in significant financial or operational impacts. We are continuing to closely monitor the COVID-19 pandemic, and we continue to operate under our pandemic response plan. However, we cannot at this time predict the impacts that the COVID-19 pandemic will have on our future financial condition, results of operations, cash flows, and our business operations.

Liquidity:

•
Cash flows provided by operating activities totaled $1.01 billion in the first half of 2020, compared with $924.6 million in the first half of 2019. Investments in property, plant and equipment totaled $1.40 billion in the first half of 2020, compared with $1.38 billion in the first half of 2019.  Cash totaled $64.9 million as of June 30, 2020, compared with $15.4 million as of December 31, 2019. Our available borrowing capacity under our commercial paper programs totaled $1.61 billion as of June 30, 2020.

•	In the first half of 2020, we issued 11,960,000 common shares, which resulted in proceeds of $929.0 million, net of issuance costs.

•
In the first half of 2020, we issued $940 million of new long-term debt, consisting of $400 million by NSTAR Electric, $350 million by Eversource parent, and $190 million by NSTAR Gas. Proceeds from these new issuances were used primarily to refinance investments in eligible green expenditures at NSTAR Electric, to pay short-term borrowings at Eversource parent, and to refinance existing indebtedness, fund capital expenditures and for general corporate purposes at NSTAR Gas.

•	On May 6, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on June 30, 2020 to shareholders of record as of May 20, 2020.

Impact of COVID-19

COVID-19 has adversely affected workers and the economy and caused significant volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on available information, we have not experienced, nor are we able to predict, significant impacts directly related to the pandemic that could adversely affect our current or future operations, financial position, results of operations, and cash flows. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic, and the resulting impact on economic, health care and capital market conditions.

Operational: We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We have implemented our company-wide pandemic plan, which guides our emergency response, business continuity, and the precautionary measures we are taking to ensure the safety, health, and well-being of our employees, our customers, and our communities. We continue to adjust our company-wide pandemic plan to address various scenarios, including reduced workforce levels and limited mutual aid in the event of a significant storm event, and have implemented protective measures to mitigate the impact of COVID-19 on our workforce. We have implemented work from home policies where appropriate, resulting in nearly half of our employees working remotely. For our employees performing essential functions that are required onsite, such as field crews and system operations, we have taken significant safety measures, including establishing social distancing measures, enabling critical operations to be shifted to different control center locations if necessary, and increasing facility sanitization efforts and promoting both the availability and use of personal protective equipment.

In mid-March, we suspended non-critical work inside customer premises, which included energy audits inside our customers’ homes and businesses. These activities resumed in early July with the implementation of new health and safety guidelines for the restart of energy efficiency services to customers. As of the date of our filing, we do not expect a significant impact on our 2020 energy efficiency program spending and efforts, which assumes the resumption of energy efficiency programs throughout the second half of 2020. Actual energy efficiency spending levels will depend on the extent and duration of the pandemic.

At this time, our workforce staffing levels continue to enable us to safely and reliably deliver our critical services to customers. Through August 5, 2020, a total of 50 employees had contracted COVID-19, and a cumulative total of 772 employees had self-quarantined, of which 751 employees have returned to the workforce. The number of quarantined employees peaked at 215 in April.

We are also preparing for the re-entry of our employees working remotely.  Our re-entry plan includes a multi-phase approach that is measured, cautious and gradual. The plan is informed by public health guidance with the safety of our employees and customers as our highest priority.   We are in the early phases of our re-entry plan and have returned fewer than 100 remote employees back to the workplace. State and federal guidelines, external conditions, and critical business priorities continue to inform the pace of our re-entry plan.  Significant health and safety measures and pandemic protocols, including social distancing requirements, the use of personal protective equipment, sanitization efforts and employee training, are in place for all employees working onsite today and specific plans have been developed for our eventual re-entry to the workplace.

In the states we serve, COVID-19 is currently spreading in a slower manner, as compared to the initial outbreak that began in mid-March, and measures used to control it, such as social distancing and face coverings, are having a positive reduction in its spread. Each of our states has seen a decrease in the infection rate and in the number of positive tests, as well as more capacity in hospitals, and improved testing availability and contact tracing.

Financial: Overall, our future financial position, results of operations, and cash flows could be negatively impacted by COVID-19 as it relates to the valuation of customer receivables, collectibility estimates and customer payment plans, elimination of late payment revenues, lower sales volumes primarily from PSNH's commercial and industrial customers, energy efficiency spending levels and incentives earned, and increased expenses for cleaning and supplies for personal protective equipment. Other potential negative financial impacts relate to market volatility on our equity and debt securities, access to, as well as cost of, capital resources, and the ability of various third-party vendors and suppliers to fulfill their obligations.

As of June 30, 2020, our allowance for uncollectible customer receivable balances of $270.0 million, of which $175.5 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables and has not been materially impacted by COVID-19.  We will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, the impact on electric residential customer bills because of higher usage in July driven by warmer than normal weather, COVID-19 developments, including any potential federal legislation, and analysis of aging-based quantitative assessments.  We continue to work closely with our state regulatory commissions and consumer advocates on several customer assistance measures, including more flexible and new payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. Our operating companies have also eliminated late payment charges at this time.

Beginning in March 2020, Connecticut, Massachusetts and New Hampshire established moratoriums on disconnections of residential and commercial customers for non-payment for utility service. In Connecticut, the moratorium on disconnections remains in place for residential customers, but the moratorium for commercial customers ended on August 1, 2020. In Massachusetts, the moratorium remains in place until it is lifted by the governor or state regulatory commission. In New Hampshire, the moratorium for both residential and commercial customers ended on July 15, 2020, however, PSNH has not yet begun to disconnect customers. As of the date of our filing, our operating companies have experienced some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic, primarily at our natural gas distribution businesses driven by the seasonality of their usage patterns. However, overall it is not a significant reduction in customer payments. We believe that we are developing successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.  As such, as of the date of our filing, our reserve for uncollectible accounts has not been materially adversely impacted.

As of June 30, 2020, net incremental costs as a result of COVID-19 that we have deferred totaled $6.6 million, of which $4.1 million was related to uncollectible expense incurred at our natural gas distribution segment. In the second quarter and first half of 2020, respectively, incremental COVID-19 expenses that reduced pre-tax earnings totaled $6.2 million and $7.5 million and related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. For further information on Connecticut, Massachusetts and New Hampshire COVID-19-related regulatory developments, see "Regulatory Developments and Rate Matters - COVID-19 Regulatory Dockets" included in this Management’s Discussion and Analysis.

An extended economic slowdown could result in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and our Connecticut water distribution business are not expected to materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms. Overall, we believe our risk of exposure to lower demand and resulting lost sales revenues is limited as our regulated utilities, with the exception of PSNH, are under cost-of-service rates with revenue decoupling mechanisms and a significant portion of uncollectible expenses are tracked for ultimate recovery. Our revenue decoupling mechanisms replace actual customer usage with a fixed annual revenue stream, and is reconciled each year as part of our annual decoupling filing in each respective jurisdiction.

As of June 30, 2020, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values. As of the date of our filing, based on available information and the current market trends, we do not expect an impairment to these assets for the remainder of 2020.

We continue to monitor Eversource parent’s and our operating companies’ ability to access the global capital and credit markets. At the onset of the pandemic in the United States, liquidity in the commercial paper credit market began to deteriorate rapidly. However, federal legislative actions, including actions taken by the Federal Reserve, have provided sufficient liquidity and stabilization of the credit markets. An extended economic slowdown could result in Eversource parent and our operating companies finding difficulty in accessing necessary capital resources and incurring higher costs for those capital resources. As of the date of our filing, based on available information and the current market trends, we believe we will continue to have access to needed liquidity and capital resources to successfully execute our projected 2020 capital expenditures and strategies. We expect our existing borrowing availability under our commercial paper programs, our existing revolving credit facilities that serve to backstop those commercial paper programs, in addition to access to the debt and equity markets, will be sufficient to meet our future liquidity and capital resource needs.

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

Pension and PBOP plan assets and obligations are remeasured annually using a December 31st measurement date. Our future pension and PBOP obligations are highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by an extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief. As of the date of our filing, we are unable to determine whether the pandemic will have a material impact to our future pension and PBOP obligations and plan costs and minimum funding requirements. NSTAR Electric and NSTAR Gas recover qualified pension and PBOP expenses through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$252.2	$0.75	$31.5	$0.10	$587.0	$1.75	$340.1	$1.07

Regulated Companies (non-GAAP)	$258.2	$0.77	$228.6	$0.72	$601.6	$1.79	$544.2	$1.71
Eversource Parent and Other Companies (non-GAAP)	(2.1)	(0.01)	7.3	0.02	(7.2)	(0.02)	0.3	—
Non-GAAP Earnings	$256.1	$0.76	$235.9	$0.74	$594.4	$1.77	$544.5	$1.71
Acquisition-Related Costs (after-tax) (1)	(3.9)	(0.01)	—	—	(7.4)	(0.02)	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	(204.4)	(0.64)	—	—	(204.4)	(0.64)
Net Income Attributable to Common Shareholders (GAAP)	$252.2	$0.75	$31.5	$0.10	$587.0	$1.75	$340.1	$1.07

(1) These costs are associated with our pending acquisition of the assets of Columbia Gas of Massachusetts.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$258.2	$0.77	$24.2	$0.08	$601.6	$1.79	$339.8	$1.07

Electric Distribution	$115.0	$0.34	$105.4	$0.33	$245.1	$0.73	$225.4	$0.71
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	129.5	0.39	117.0	0.37	256.2	0.76	235.3	0.74
Natural Gas Distribution	3.3	0.01	(1.8)	—	87.8	0.26	74.7	0.23
Water Distribution	10.4	0.03	8.0	0.02	12.5	0.04	8.8	0.03
Net Income - Regulated Companies (Non-GAAP)	$258.2	$0.77	$228.6	$0.72	$601.6	$1.79	$544.2	$1.71
Impairment of Northern Pass Transmission (after-tax)	—	—	(204.4)	(0.64)	—	—	(204.4)	(0.64)
Net Income - Regulated Companies (GAAP)	$258.2	$0.77	$24.2	$0.08	$601.6	$1.79	$339.8	$1.07

Our electric distribution segment earnings increased $9.6 million in the second quarter of 2020, as compared to the second quarter of 2019, due primarily to base distribution rate increases at PSNH effective July 1, 2019, at CL&P effective May 1, 2020 and May 1, 2019, and at NSTAR Electric effective January 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and higher interest expense.

Our electric distribution segment earnings increased $19.7 million in the first half of 2020, as compared to the first half of 2019, due primarily to base distribution rate increases at PSNH effective July 1, 2019, at CL&P effective May 1, 2020 and May 1, 2019, and at NSTAR Electric effective January 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, higher interest expense, and the absence of the first quarter 2019 recognition of carrying charges on PSNH's 2013 through 2016 storm costs approved for recovery.

Our electric transmission segment earnings increased $216.9 million and $225.3 million in the second quarter and first half of 2020, respectively, as compared to the second quarter and first half of 2019, due primarily to the absence in 2020 of the second quarter 2019 impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share. Excluding the NPT impairment charge, earnings increased $12.5 million and $20.9 million in the second quarter and first half of 2020, respectively, as compared to the second quarter and first half of 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Our natural gas distribution segment earnings increased $5.1 million in the second quarter of 2020, as compared to the second quarter of 2019, due primarily to higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure, a base distribution rate increase at Yankee Gas effective January 1, 2020 and lower interest expense, partially offset by higher property tax expense, higher operations and maintenance expense, and higher depreciation expense.

Our natural gas distribution segment earnings increased $13.1 million in the first half of 2020, as compared to the first half of 2019, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020, higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure and lower interest expense, partially offset by higher operations and maintenance expense, higher depreciation expense, and higher property tax expense.

Our water distribution segment earnings increased $2.4 million and $3.7 million in the second quarter and first half of 2020, respectively, as compared to the second quarter and first half of 2019, due primarily to higher revenues from Connecticut's capital tracker mechanism due to increased infrastructure improvements and lower depreciation expense.

Eversource Parent and Other Companies:  Eversource parent and other companies had increased losses of $13.3 million and $14.9 million in the second quarter and first half of 2020, respectively, as compared to the second quarter and first half of 2019, due primarily to lower unrealized gains associated with our equity method investment in a renewable energy fund, and acquisition costs related to the pending acquisition of the assets of Columbia Gas of Massachusetts of $3.9 million and $7.4 million in the second quarter and first half of 2020, respectively, partially offset by a higher return at Eversource Service as a result of increased investments in property, plant and equipment and lower interest expense.

Liquidity

Cash totaled $64.9 million as of June 30, 2020, compared with $15.4 million as of December 31, 2019.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$351.5	$1,224.9	$1,098.5	$225.1	0.18%	1.98%
NSTAR Electric Commercial Paper Program	142.0	10.5	508.0	639.5	0.12%	1.63%

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of June 30, 2020 or December 31, 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2020.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2020, there were intercompany loans from Eversource parent to CL&P of $272.0 million, to PSNH of $119.3 million, and to a subsidiary of NSTAR Electric of $38.1 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

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

In June 2020, Aquarion Water Company of Massachusetts provided notice to its bondholders that it will redeem $32.2 million of long-term debt in connection with the sale to the town of Hingham, Massachusetts of its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset.  As a result, this debt was classified as current as of June 30, 2020.

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $10.3 million of interest payments in the first half of 2020 and paid $30.7 million of RRB principal payments and $16.2 million of interest payments in the first half of 2019.

Common Share Issuances and 2019 Forward Sale Agreement: On June 15, 2020, Eversource completed an equity offering of 6,000,000 common shares at a price per share of $86.26. Eversource plans to use the net proceeds of this offering to fund a portion of the planned purchase of the assets of CMA. The issuance of these common shares resulted in proceeds of $509.2 million, net of issuance costs.

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

Eversource previously issued 6,000,000 common shares under the forward sale agreement in December 2019. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price, as adjusted in accordance with the forward sale agreement.

The March and June 2020 common share issuances of 5,960,000 and 6,000,000, respectively, resulted in total proceeds of $929.0 million, net of issuance costs, and were reflected in shareholders' equity and as financing activities on the statement of cash flows.

Eversource used the net proceeds received upon the direct issuance of common shares and the net proceeds received upon settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Cash Flows:  Cash flows provided by operating activities totaled $1.01 billion in the first half of 2020, compared with $924.6 million in the first half of 2019. The increase in operating cash flows was due primarily to income tax refunds received of $37.9 million in the first half of 2020, as compared to income tax payments of $51.3 million in the same period in 2019 and the timing of other working capital items. The income tax cash flow increase was driven primarily by the deferral of estimated tax payments from the second quarter of 2020 to July 2020 under COVID-19 relief legislation. Partially offsetting these favorable impacts were the timing of cash collections on our accounts receivable and cash payments made on our accounts payable, the timing of collections for regulatory tracking mechanisms primarily related to transmission costs and the absence of $68.8 million in DOE Phase IV proceeds received by CYAPC and YAEC in the second quarter of 2019.

On May 6, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on June 30, 2020 to shareholders of record as of May 20, 2020. In the first half of 2020, we paid cash dividends of $366.8 million and issued non-cash dividends of $11.6 million in the form of treasury shares, totaling dividends of $378.4 million. In the first half of 2019, we paid cash dividends of $323.3 million and issued non-cash dividends of $16.3 million in the form of treasury shares, totaling dividends of $339.6 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2020, CL&P, NSTAR Electric and PSNH paid $69.5 million, $196.5 million, and $22.3 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first half of 2020, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.40 billion, $407.2 million, $447.5 million, and $169.2 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $1.44 billion in the first half of 2020, compared to $1.41 billion in the first half of 2019.  These amounts included $127.0 million and $97.6 million in the first half of 2020 and 2019, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $1.0 million in the first half of 2020, as compared to the first half of 2019.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019
CL&P	$192.7	$220.6
NSTAR Electric	159.9	166.4
PSNH	104.7	59.6
NPT	—	9.7
Total Electric Transmission Segment	$457.3	$456.3

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 20 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court and oral arguments were conducted on March 17, 2020. On July 9, 2020, a similar appeal by the Town of Winchester of the Massachusetts Siting Board’s order approving the Wakefield - Woburn Reliability Project was unanimously rejected by the Massachusetts Appeals Court. The Court simultaneously rejected the Town’s subsequent appeal of the Siting Board’s decision allowing local permitting processes to be bypassed. Construction on our portion of the project had commenced in the Towns of Stoneham and Woburn in May 2020. The remaining upgrades are under construction and are expected to be placed in service in 2021. We estimate our portion of the investment will be approximately $750 million, of which $466.8 million has been spent and capitalized through June 30, 2020.

Hartford-Area Transmission Projects:  These projects consist of 27 projects in the Hartford, Connecticut area with an expected investment of approximately $350 million. As of June 30, 2020, 26 projects have been placed in service, and one project is in active construction and is expected to be placed in service in the fourth quarter of 2020.  As of June 30, 2020, CL&P had spent and capitalized $290.8 million in costs associated with these projects.

Seacoast Reliability Project:  The Seacoast Reliability Project consists of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs to help meet the growing demand for electricity in the Seacoast region. The project was placed in service on May 29, 2020 and resulted in an investment of approximately $123 million.

Ready Path Solution: The Ready Path Solution was chosen by ISO-NE as part of the first competitive solicitation for reliability upgrades in New England to meet the energy shortfall that will be created with the retirement of the Mystic Generating Station in Massachusetts in 2024.  Our portion of the portfolio consists of installing new equipment at Eversource’s existing North Cambridge Substation with an estimated investment of approximately $14 million.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2020
Basic Business	$92.8	$101.9	$22.1	$216.8	$38.3	$4.9	$260.0
Aging Infrastructure	91.0	113.6	45.0	249.6	175.8	49.6	475.0
Load Growth and Other	36.2	51.0	8.1	95.3	23.4	0.4	119.1
Total Distribution	220.0	266.5	75.2	561.7	237.5	54.9	854.1
Solar	—	1.0	—	1.0	—	—	1.0
Total	$220.0	$267.5	$75.2	$562.7	$237.5	$54.9	$855.1
2019
Basic Business	$142.9	$142.4	$19.1	$304.4	$29.4	$5.6	$339.4
Aging Infrastructure	96.0	96.6	52.7	245.3	125.8	42.9	414.0
Load Growth and Other	32.0	28.6	7.1	67.7	26.3	0.9	94.9
Total Distribution	270.9	267.6	78.9	617.4	181.5	49.4	848.3
Solar	—	4.8	—	4.8	—	—	4.8
Total	$270.9	$272.4	$78.9	$622.2	$181.5	$49.4	$853.1

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

The liabilities to be assumed by Eversource under the Agreement specifically exclude any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities to be assumed also exclude any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource is not assuming any of CMA's or NiSource Inc.'s debt obligations or notes payable.

The transaction requires approval from the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and the resulting rate plan requires DPU approval as well. The relevant review period under the Hart-Scott-Rodino Act has expired. On July 2, 2020, Eversource, CMA and NiSource filed an application with the DPU seeking approval of the sale of CMA assets to Eversource, which included a settlement with the Massachusetts Attorney General’s Office, the DOER, and the Low-Income Weatherization and Fuel Assistance Program Network. The application requests approval of the transaction and the related rate plan by September 30, 2020.

Eversource expects to finance the asset acquisition through a combination of debt and equity issuances in a ratio that is consistent with our current consolidated capital structure. The transaction is expected to close shortly after the end of the third quarter of 2020.

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases through BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S. On July 21, 2020, New York's second offshore wind RFP for up to 2,500 MW was issued, and we expect to participate in that RFP.

Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. As of June 30, 2020, Eversource's total equity investment balance in its offshore wind business was $660.3 million.

We are preparing our final project designs and advancing the appropriate federal, state and local siting and permitting processes along with our offshore wind partner, Ørsted, all of which is competitively sensitive. We currently expect to make investments in our offshore wind business of approximately $200 million to $400 million during 2020, subject to advancing our final project designs and federal, state and local permitting processes.

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

(3)
The Long Island Power Authority (LIPA) agreed to expand the original 20-year PPA from 90 MW to 130 MW through an amendment to the original agreement. Negotiations are currently underway, and a final amendment is expected in 2020.

The in-service dates for our offshore wind projects are subject to receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is governed by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state and local agencies, as well as the impact of COVID-19, could adversely impact the timing of these projects' in-service dates.

In June 2020, BOEM released its Offshore Wind Cumulative Impact Analysis as part of the Draft Supplemental Environmental Impact Statement (EIS) for a non-affiliated offshore wind project. The study assessed the environmental, social, and economic impacts of constructing 22 GW of offshore wind projects in every federal lease area along the East Coast. While this analysis was performed for the purpose of completing the permitting review of a non-affiliated project, we anticipate that this analysis has produced a replicable methodology for completing this analysis that should reduce the timeline for completing future BOEM reviews.

The South Fork Wind project has commenced the federal siting and permitting process with the filing of its Construction Operations Plan (COP) application with BOEM in October 2018. The first major milestone in the BOEM review process is an issuance of a Notice of Intent to complete an Environmental Impact Statement (NOI), which South Fork Wind has received. Although we have received BOEM's NOI for the South Fork Wind project, we are awaiting a confirmed review schedule outlining when BOEM will complete its review of the South Fork Wind COP. South Fork Wind is designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (“FAST41”) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the project’s permitting timelines. South Fork Wind’s FAST41 designation is due for reauthorization in 2020.

Revolution Wind filed its COP application with BOEM in March 2020 and will seek FAST41 designation by the end of 2020. We are awaiting BOEM to outline its timeline for completing the review of the Revolution Wind COP in an NOI. The Sunrise Wind COP application is expected to be filed in 2020.

South Fork Wind commenced the New York state sitting process in 2018. On April 8, 2020, the state of New York Administrative Law Judge granted a change to the start of the South Fork Wind evidentiary hearing schedule to September 30, 2020, due to ongoing COVID-19 work and travel restrictions. Onshore and near-shore site investigation activities occurring within New York’s jurisdiction were suspended in March 2020 due to work restrictions imposed in response to the COVID-19 pandemic. The activities that were suspended included offshore site investigations, and onshore environmental and geotechnical surveys. These activities resumed in early June following the release of revised guidance from the New York State Energy Research and Development Authority (NYSERDA). We are developing mitigation plans to address the impacts of the approximately two-month suspension of field activities due to these COVID-19 restrictions. These mitigation plans are intended to limit the impact and risk to our project timelines.

Because BOEM has not yet released a confirmed permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, as well as the impacts from the COVID-19 related shut-downs in New York, these impacts will very likely delay the in-service date of the South Fork Wind project to beyond the projected end of 2022 in-service date.

We anticipate the principal state permitting applications for Revolution Wind and Sunrise Wind will be filed in Rhode Island and New York, respectively, in the second half of 2020. Sunrise Wind was subject to the same New York work restrictions as South Fork Wind between March 2020 and June 2020. For Sunrise Wind, these restrictions prevented progressing our site surveys in New York and within New York jurisdictional waters due to COVID-19 restrictions. These restrictions adversely impact the preparation of our federal and state permitting applications. At this time, we are unable to predict the potential impact of those delays on the projected in-service dates of the end of 2023 and the end of 2024 for Revolution Wind and Sunrise Wind, respectively.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2020 and December 31, 2019.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs’ cases.

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. Various parties have appealed the MISO transmission owners' opinion. This new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases.

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners' two complaint cases to the NETOs' pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of any gain or loss for any of the four complaint proceedings at this time.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource's after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

FERC Notice of Inquiry on ROE: On March 21, 2019, FERC issued a Notice of Inquiry (NOI) seeking comments from all stakeholders on FERC's policies for evaluating ROEs for electric public utilities, and interstate natural gas and oil pipelines. On June 26, 2019, the NETOs jointly filed comments supporting the methodology established in the FERC’s October 16, 2018 order with minor enhancements going forward. The NETOs jointly filed reply comments in the FERC ROE NOI on July 26, 2019. On May 12, 2020, the NETOs filed supplemental comments in the NOI ROE docket. At this time, Eversource cannot predict how this proceeding will affect its transmission ROEs.

FERC Notice of Inquiry and Proposed Rulemaking on Transmission Incentives: On March 21, 2019, FERC issued an NOI seeking comments on FERC's policies for implementing electric transmission incentives. On June 26, 2019, Eversource filed comments requesting that FERC retain policies that have been effective in encouraging new transmission investment and remain flexible enough to attract investment in new and emerging transmission technologies. Eversource filed reply comments on August 26, 2019. On March 20, 2020, FERC issued a Notice of Proposed Rulemaking (NOPR) on transmission incentives. The NOPR intends to revise FERC’s electric transmission incentive policies to reflect competing uses of transmission due to generation resource mix, technological innovation and shifts in load patterns. FERC proposes to grant transmission incentives based on measurable project economics and reliability benefits to consumers rather than its current project risks and challenges framework.  On July 1, 2020, Eversource filed comments generally supporting the NOPR.  At this time, Eversource cannot predict how these proceedings will affect its transmission incentives.

FERC Transmission Rate Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. Parties have been engaged in further settlement negotiations and reached an agreement in principle on October 22, 2019.  On June 15, 2020, the NETOs (including CL&P, NSTAR Electric and PSNH) filed an uncontested Settlement Agreement with FERC, which was signed by all six New England state regulatory commissions, New England States Committee on Electricity, New England Municipals and all the NETOs. The Settlement Agreement proposes to implement a new regional and local rate structure effective on January 1, 2021, establishes annual formula rate transparency procedures effective June 15, 2021 and contains a rate moratorium through December 31, 2024. There is no time requirement under which the FERC must issue an order, which is required for the new formula rate template to go into effect.

U.S. Federal Corporate Income Taxes: Local and regional transmission service rates do not currently reflect amortization of excess ADIT (EDIT) balances that resulted from the Tax Cuts and Job Act (the Act). On November 15, 2018, FERC issued a Policy Statement and a separate Notice of Proposed Rulemaking addressing accounting and rate issues related to ADIT changes resulting from the Act. On November 21, 2019, FERC issued its final rule requiring public utilities with transmission formula rates to make adjustments to ADIT and EDIT. On July 30, 2020, Eversource submitted its filing in compliance with FERC's final rule to address the EDIT resulting from the Act.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2020, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2019 Form 10-K.

COVID-19 Regulatory Dockets: Beginning in March 2020, Connecticut, Massachusetts and New Hampshire established moratoriums on disconnections of residential and commercial customers for non-payment for utility service.  In Connecticut, the moratorium for residential customers will remain in place until the declared COVID-19 state of emergency is lifted by the governor or state regulatory commission, but ended on August 1, 2020 for commercial customers. In New Hampshire, the moratorium on residential and commercial utility disconnections ended on July 15, 2020, however PSNH has not yet begun to disconnect customers. In Massachusetts, although several utilities petitioned the state regulatory commission on May 29, 2020 to extend the moratorium until September 1, 2020 for commercial customers and November 15, 2020 for residential customers, the commission has not acted on that petition, and therefore, the moratorium will remain in place until it is lifted by the governor or commission.

In Connecticut, PURA opened a docket to address COVID-19 developments, including issuing orders on March 18, 2020, April 29, 2020 and May 15, 2020 that authorized electric, natural gas and water utilities to establish a regulatory asset for COVID-19 uncollectible customer receivable expenses and costs associated with the related orders.  PURA’s April 29, 2020 order, as supplemented on May 15, 2020, also allowed the inclusion of working capital costs in the regulatory asset, and authorized electric, natural gas and water utilities to establish a payment plan program designed to assist any customer who requests financial assistance during the COVID-19 pandemic. On July 10, 2020, PURA denied a request from a coalition of large industrial customers to reduce or suspend certain electric and natural gas charges during the COVID-19 pandemic.

In Massachusetts, on April 17, 2020, a coalition of electric, natural gas and water utilities submitted a comprehensive proposal to the DPU that would enable the state’s utilities to provide flexible payment arrangements to those customers who need financial assistance, while simultaneously maintaining the financial integrity necessary to continue to conduct and finance utility operations through appropriate ratemaking treatment and the establishment of a regulatory asset for COVID-19 related expenses, including uncollectible customer receivable expenses, among other proposals. On May 11, 2020, the DPU opened an inquiry into establishing policies and practices regarding customer assistance and ratemaking measures for electric and natural gas companies in response to the effects of COVID-19. On June 26, 2020, the DPU approved a COVID-19 customer outreach plan.

Consistent with the above-described developments in Connecticut and Massachusetts, Eversource continues to work closely with the NHPUC on COVID-19 developments impacting our New Hampshire electric and water utilities, including the proposed establishment of flexible payment plan options for those customers who need financial assistance in order to mitigate the size of the uncollectible customer receivable balances that would be borne by all customers in the future.

For information on COVID-19-related regulatory deferrals recorded and COVID-19 charges incurred, see "Impact of COVID-19" included in this Management’s Discussion and Analysis.

Storm Event:

On August 4, 2020, Tropical Storm Isaias caused extensive and catastrophic damage to our electric distribution system and significant customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. As the restoration process is currently underway, costs cannot be estimated at this time. Management expects the costs to meet the criteria for specific cost recovery and, as a result, does not expect the storm costs incurred to have a material impact to the results of operations of Eversource or CL&P.  CL&P expects to seek recovery of these anticipated deferred storm costs through its applicable regulatory recovery process.

Connecticut:

CL&P Rate Suspension: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020. PURA ordered that it will reexamine the administrative changes to the energy and transmission adjustment clauses provisionally permitted by its June 26, 2020 letter.  PURA indicated that this was due to the convergence of a number of recent events, including the COVID-19 crisis and its corresponding effect on customer energy usage, as well as the warmer than normal weather in July. PURA intends to reexamine rates to ensure that CL&P is not over-collecting revenues in the short-term. These rates, the Revenue Decoupling Mechanism Charge, the Transmission Adjustment Clause charge, the Non-Bypassable Federally Mandated Congestion Charge, and the Electric System Improvements Tracker charge, are adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.  We do not expect the delay in changes of the rates will have a material impact on our financial position, results of operations or cash flows.

Massachusetts:

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

Audit Report of Generation Asset Divestiture-Related Costs: On May 15, 2020, the NHPUC Audit Staff issued a final report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs. The findings in the audit report as well as other aspects of the divestiture process were further investigated by NHPUC Staff through the discovery phase, which was completed in July. Technical sessions and settlement discussions will continue through the third quarter of 2020 and a final decision is expected by the end of 2020.  We continue to believe the amounts deferred are probable of recovery.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Operating Revenues	$1,953.1	$1,884.5	$68.6	$4,326.9	$4,300.3	$26.6
Operating Expenses:
Purchased Power, Fuel and Transmission	630.1	620.9	9.2	1,506.7	1,595.8	(89.1)
Operations and Maintenance	332.1	328.0	4.1	674.1	663.6	10.5
Depreciation	240.5	219.1	21.4	476.7	434.0	42.7
Amortization	23.4	38.9	(15.5)	73.2	109.9	(36.7)
Energy Efficiency Programs	115.4	105.8	9.6	263.7	246.0	17.7
Taxes Other Than Income Taxes	178.0	181.2	(3.2)	359.7	365.7	(6.0)
Impairment of Northern Pass Transmission	—	239.6	(239.6)	—	239.6	(239.6)
Total Operating Expenses	1,519.5	1,733.5	(214.0)	3,354.1	3,654.6	(300.5)
Operating Income	433.6	151.0	282.6	972.8	645.7	327.1
Interest Expense	134.2	132.7	1.5	268.9	264.5	4.4
Other Income, Net	30.2	45.9	(15.7)	54.3	76.9	(22.6)
Income Before Income Tax Expense	329.6	64.2	265.4	758.2	458.1	300.1
Income Tax Expense	75.5	30.8	44.7	167.4	114.2	53.2
Net Income	254.1	33.4	220.7	590.8	343.9	246.9
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$252.2	$31.5	$220.7	$587.0	$340.1	$246.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage Increase/(Decrease)	Sales Volumes (MG)		Percentage Increase
Three Months Ended June 30:	2020	2019		2020	2019		2020	2019
Traditional	1,789	1,757	1.8%	—	—	—%	482	459	5.0%
Decoupled and Special Contracts (1)	9,658	9,853	(2.0)%	18,506	18,191	1.7%	5,185	4,834	7.3%
Total Sales Volumes	11,447	11,610	(1.4)%	18,506	18,191	1.7%	5,667	5,293	7.1%

Six Months Ended June 30:
Traditional	3,695	3,724	(0.8)%	—	—	—%	916	910	0.7%
Decoupled and Special Contracts (1)	20,123	21,037	(4.3)%	57,568	63,358	(9.1)%	9,557	9,212	3.7%
Total Sales Volumes	23,818	24,761	(3.8)%	57,568	63,358	(9.1)%	10,473	10,122	3.5%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three and six months ended June 30, 2020, as compared to the same periods in 2019, as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$54.4	$26.0
Natural Gas Distribution	3.5	(16.8)
Electric Transmission	27.1	56.2
Water Distribution	1.8	3.2
Other	33.0	69.5
Eliminations	(51.2)	(111.5)
Total Operating Revenues	$68.6	$26.6

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:

•
Base electric distribution revenues increased $32.1 million and $63.9 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, respectively, due primarily to the impact of a PSNH temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings, CL&P's base distribution rate increases effective May 1, 2020 and May 1, 2019, which include recovery of storm costs and certain other items that do not impact earnings, and an NSTAR Electric base distribution rate increase effective January 1, 2020.

•
Base natural gas distribution revenues increased $3.4 million and $12.0 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, respectively, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020.

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

Tracked distribution revenues increased/(decreased) for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(31.3)	$(142.3)	$(6.9)	$(34.9)
Other distribution tracking mechanisms	26.6	25.7	12.0	22.8
Wholesale Market Sales Revenue	21.1	60.7	(4.3)	(12.9)

The decrease in energy supply procurement within electric distribution was driven primarily by lower average prices for the three month period and lower average sales volumes and lower average prices for the six month period. The increase in wholesale market sales revenue within electric distribution was due primarily to a new zero-carbon PPA entered into by CL&P in 2019, as required by regulation, from which the energy purchased from Millstone Nuclear Power Station (Millstone) was sold into the market beginning in the fourth quarter of 2019.

Electric Transmission Revenues:  Electric transmission revenues increased $27.1 million and $56.2 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased/(decreased) for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Purchased Power Costs	$47.1	$23.1
Natural Gas Costs	(10.9)	(45.8)
Transmission Costs	(3.9)	(18.2)
Eliminations	(23.1)	(48.2)
Total Purchased Power, Fuel and Transmission	$9.2	$(89.1)

The increase in purchased power expense at the electric distribution business for the three months ended June 30, 2020, as compared to the same period in 2019, was driven primarily by the impact of energy purchases from the new Millstone PPA, partially offset by lower expense related to the procurement of energy supply resulting from lower average prices. The increase in purchased power expense at the electric distribution business for the six months ended June 30, 2020, as compared to the same period in 2019, was driven primarily by the impact of energy purchases from the new Millstone PPA, partially offset by lower expense related to the procurement of energy supply resulting from lower average sales volumes and lower average prices.

The decrease in natural gas supply costs at our natural gas distribution business for the three months ended June 30, 2020, as compared to the same period in 2019, was due primarily to lower average prices, partially offset by higher average sales volumes. The decrease in natural gas supply costs for the six months ended June 30, 2020, as compared to the same period in 2019, was due primarily to lower average sales volumes and lower average prices.

The decrease in transmission costs for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network and an increase in costs billed by ISO-NE that support regional grid investments.

The decrease in transmission costs for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the retail transmission cost deferral, and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(7.4)	$(9.8)
Operations-related expenses, including vegetation management, storm restoration, vehicles, and outside services	12.5	4.5
Shared corporate costs (including computer software depreciation at Eversource Service)	5.6	10.8
COVID-19 Costs	5.5	6.7
Other non-tracked operations and maintenance	(3.1)	(1.0)
Total Base Electric Distribution (Non-Tracked Costs)	13.1	11.2
Base Natural Gas Distribution (Non-Tracked Costs)	1.2	2.4
Water Distribution	0.2	(0.1)
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	(3.4)	7.3
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	18.7	45.1
Acquisition costs related to our planned purchase of the assets of CMA	5.4	10.3
Eliminations	(31.1)	(65.7)
Total Operations and Maintenance	$4.1	$10.5

Depreciation expense increased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due to higher utility plant in service balances.

Amortization expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates.  This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization decreased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to the under recovery of energy purchases related to the Millstone PPA and deferral of energy supply and energy-related costs at CL&P, partially offset by an increase in storm cost recovery at PSNH.

Energy Efficiency Programs expense increased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to the deferral adjustment at CL&P, PSNH and NSTAR Gas, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers and the timing of the recovery of energy efficiency costs. The increase was partially offset by a decrease in spending on certain large energy efficiency projects in 2020 compared to 2019 at NSTAR Electric due to timing. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to a decrease of $10.7 million and $21.4 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut, respectively. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease is partially offset by an increase in property taxes as a result of higher utility plant balances.

Interest Expense increased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($6.6 million and $13.4 million, respectively) and an increase in interest expense on regulatory deferrals ($1.5 million and $3.2 million, respectively). Partially offsetting these increases were a decrease in interest on notes payable ($6.5 million and $8.8 million, respectively) and an increase in AFUDC related to debt funds and other capitalized interest ($0.4 million and $3.5 million, respectively).

Other Income, Net decreased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due primarily to a decrease in equity in earnings related to Eversource's equity method investments ($20.0 million and $21.1 million, respectively), partially offset by an increase related to pension, SERP and PBOP non-service income components ($4.9 million and $10.3 million, respectively).
Other Income, Net further decreased for the six month period due to the absence in 2020 of the recognition of the equity component of the carrying charges related to PSNH storm costs recorded in interest income in the first quarter of 2019 ($5.2 million), and investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($3.1 million).

Income Tax Expense increased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($5.4 million), higher state taxes ($3.0 million), by the absence in 2020 of the impairment of NPT ($35.2 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.5 million), partially offset by an increase in share-based payment excess tax benefits ($0.4 million) and an increase in amortization of EDIT ($1.0 million).

Income Tax Expense increased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($12.7 million), higher state taxes ($8.0 million), by the absence in 2020 of the impairment of NPT ($35.2 million), and an increase in flow-through items and permanent differences ($5.1 million), partially offset by an increase in share-based payment excess tax benefits ($5.1 million) and an increase in amortization of EDIT ($2.7 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Operating Revenues	$1,717.1	$1,590.1	$127.0	$1,394.8	$1,479.5	$(84.7)	$531.6	$517.3	$14.3
Operating Expenses:
Purchased Power and Transmission	690.1	566.4	123.7	434.7	558.5	(123.8)	176.7	199.3	(22.6)
Operations and Maintenance	270.2	264.0	6.2	238.1	221.9	16.2	101.1	105.4	(4.3)
Depreciation	158.2	147.8	10.4	157.9	145.6	12.3	49.1	46.2	2.9
Amortization of Regulatory Assets, Net	0.9	48.0	(47.1)	46.6	45.8	0.8	31.7	19.5	12.2
Energy Efficiency Programs	67.8	46.8	21.0	125.4	142.6	(17.2)	18.2	12.9	5.3
Taxes Other Than Income Taxes	162.8	178.5	(15.7)	99.4	93.1	6.3	40.1	38.0	2.1
Total Operating Expenses	1,350.0	1,251.5	98.5	1,102.1	1,207.5	(105.4)	416.9	421.3	(4.4)
Operating Income	367.1	338.6	28.5	292.7	272.0	20.7	114.7	96.0	18.7
Interest Expense	76.7	72.7	4.0	64.0	56.1	7.9	29.1	28.3	0.8
Other Income, Net	10.4	6.7	3.7	25.4	21.7	3.7	6.8	10.0	(3.2)
Income Before Income Tax Expense	300.8	272.6	28.2	254.1	237.6	16.5	92.4	77.7	14.7
Income Tax Expense	64.8	57.3	7.5	56.2	53.9	2.3	21.2	18.1	3.1
Net Income	$236.0	$215.3	$20.7	$197.9	$183.7	$14.2	$71.2	$59.6	$11.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2020	2019	Decrease	Percentage Decrease
CL&P	9,520	9,953	(433)	(4.4)%
NSTAR Electric	10,603	11,084	(481)	(4.3)%
PSNH	3,695	3,724	(29)	(0.8)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $127.0 million at CL&P and $14.3 million at PSNH, and decreased $84.7 million at NSTAR Electric, for the six months ended June 30, 2020, as compared to the same period in 2019.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $22.8 million due primarily to the impact of its base distribution rate increases effective May 1, 2020 and May 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $14.9 million due primarily to the impact of its base distribution rate increase effective January 1, 2020.

•
PSNH's distribution revenues increased $26.2 million due primarily to the impact of its temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

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

Tracked revenues increased/(decreased) for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(46.1)	$(79.1)	$(17.1)
CL&P FMCC	40.8	—	—
Other distribution tracking mechanisms	16.0	(33.2)	2.1
Wholesale Market Sales Revenue	78.2	(14.0)	(3.5)

The decreases in energy supply procurement at CL&P and NSTAR Electric reflect both lower average sales volumes and lower average prices and at PSNH reflect lower average prices for the six months ended June 30, 2020, as compared to the same period in 2019.

Revenues from CL&P's other distribution tracking mechanisms include higher earnings from its capital tracker mechanism due to increased electric system improvements. CL&P's wholesale market sales revenue increased due primarily to energy sold in the wholesale market resulting from energy purchased from the new Millstone PPA.

Transmission Revenues: Transmission revenues increased $20.0 million at CL&P, $24.8 million at NSTAR Electric, and $11.4 million at PSNH for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $6.1 million at CL&P, $15.6 million at NSTAR Electric and $3.9 million at PSNH for the six months ended June 30, 2020, as compared to the same period in 2019.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$149.0	$(102.3)	$(23.6)
Transmission Costs	(17.3)	(5.9)	5.0
Eliminations	(8.0)	(15.6)	(4.0)
Total Purchased Power and Transmission	$123.7	$(123.8)	$(22.6)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•
The increase at CL&P was due primarily to the new Millstone PPA energy purchases, partially offset by lower expense related to the procurement of energy supply resulting from lower average sales volumes and lower average prices.

•	The decrease at NSTAR Electric was due primarily to lower expense related to the procurement of energy supply resulting from lower average sales volumes and lower average prices.

•	The decrease at PSNH was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices.

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

•
The increase in transmission costs at PSNH was primarily the result of an increase in Local Network Service charges and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$0.7	$(7.8)	$(2.7)
Operations-related expenses, including vegetation management, storm restoration, vehicles, and outside services	(0.5)	0.6	4.4
Shared corporate costs (including computer software depreciation at Eversource Service)	4.3	5.1	1.4
COVID-19 Costs	2.8	2.8	1.1
Other non-tracked operations and maintenance	(3.3)	1.4	0.9
Total Base Electric Distribution (Non-Tracked Costs)	4.0	2.1	5.1
Tracked Costs:
Transmission expenses	(4.7)	3.9	(1.3)
Other tracked operations and maintenance	6.9	10.2	(8.1)
Total Tracked Costs	2.2	14.1	(9.4)
Total Operations and Maintenance	$6.2	$16.2	$(4.3)

Depreciation increased for the six months ended June 30, 2020, as compared to the same period in 2019, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased/decreased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was due primarily to the under recovery of energy purchases related to the Millstone PPA and deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

•	The increase at PSNH was due to an increase in storm cost recovery, partially offset by the deferral of energy supply and energy related costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P and PSNH was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs.

•	The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2020, as compared to 2019.

Taxes Other Than Income Taxes increased/decreased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was related to a $21.4 million decrease in the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of higher utility plant balances.

•	The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•	The increase at CL&P was due to higher interest on long-term debt ($5.0 million), partially offset by an increase in AFUDC related to debt funds ($0.3 million).

•
The increase at NSTAR Electric was due to higher interest on long-term debt ($7.5 million), an increase in interest expense on regulatory deferrals ($3.5 million), and a decrease in AFUDC related to debt funds ($0.6 million). Partially offsetting these increases was a decrease in interest on notes payable ($2.6 million).

•
The increase at PSNH was due to higher interest on long-term debt ($1.9 million), partially offset by a decrease on RRB interest expense ($0.7 million) and a decrease in interest expense on regulatory deferrals ($0.6 million).

Other Income, Net increased/decreased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due to an increase related to pension, SERP and PBOP non-service income components ($3.7 million) and an increase in AFUDC related to equity funds ($2.1 million), partially offset by investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($3.0 million).

•
The increase at NSTAR Electric was due to an increase related to pension, SERP and PBOP non-service income components ($2.6 million) and an increase in AFUDC related to equity funds ($1.2 million), partially offset by higher investment losses driven by market volatility ($0.7 million).

•
The decrease at PSNH was due to the absence in 2020 of the recognition of the equity component of the carrying charges related to storm costs recorded in interest income in 2019 ($5.2 million) and investment losses in 2020, as compared to investment income in 2019 driven by market volatility ($0.4 million). Partially offsetting these decreases were an increase related to pension, SERP and PBOP non-service income components ($1.5 million) and an increase in AFUDC related to equity funds ($1.5 million).

Income Tax Expense increased for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due primarily to higher pre-tax earnings ($5.9 million), higher state taxes ($1.0 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.4 million), partially offset by an increase in share-based payment excess tax benefits ($1.8 million).

•
The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($3.5 million) and higher state taxes ($1.1 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million), and an increase in share-based payment excess tax benefits ($1.8 million).

•
The increase at PSNH was due primarily to higher pre-tax earnings ($3.0 million) and higher state taxes ($0.9 million), partially offset by an increase in share-based payment excess tax benefits ($0.6 million) and in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $20.7 million for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the base distribution rate increases effective May 1, 2020 and May 1, 2019, and higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, and higher interest expense.

NSTAR Electric's earnings increased $14.2 million for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increase effective January 1, 2020 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

PSNH's earnings increased $11.6 million for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the temporary base distribution rate increase effective July 1, 2019, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by the absence of the first quarter 2019 recognition of carrying charges on its 2013 through 2016 storm costs approved for recovery and higher operations and maintenance expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $282.9 million for the six months ended June 30, 2020, as compared to $345.6 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and the timing of cash collections on our accounts receivable and regulatory tracking mechanisms. Partially offsetting these unfavorable impacts were income tax refunds received of $26.4 million in the first half of 2020, as compared to income tax payments of $3.9 million in the same period in 2019 driven primarily by the deferral of estimated tax payments from the second quarter of 2020 to July 2020 under COVID-19 relief legislation.

NSTAR Electric had cash flows provided by operating activities of $212.8 million for the six months ended June 30, 2020, as compared to $251.5 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms primarily related to transmission costs and the timing of cash collections on our accounts receivable. Partially offsetting these unfavorable impacts were the timing of cash payments made on our accounts payable and income tax refunds received of $10.9 million in the first half of 2020, as compared to income tax payments of $10.9 million in the same period in 2019 driven by the deferral of estimated tax payments under COVID-19 relief legislation.

PSNH had cash flows provided by operating activities of $118.8 million for the six months ended June 30, 2020, as compared to $121.7 million in the same period of 2019.  The decrease in operating cash flows was due primarily to income tax payments of $4.8 million in the first half of 2020, as compared to income tax refunds received of $11.8 million in the same period in 2019, the timing of REC inventories and the timing of cash collections on our accounts receivable. Partially offsetting these unfavorable impacts were the temporary base distribution rate increase effective July 1, 2019 and the timing of cash payments on our accounts payable and other working capital items.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2020	2019	Increase/(Decrease)
Operating Revenues	$817.4	$740.8	$76.6
Operating Expenses:
Purchased Power and Transmission	315.4	246.5	68.9
Operations and Maintenance	134.6	133.4	1.2
Depreciation	79.7	74.6	5.1
Amortization of Regulatory (Liabilities)/Assets, Net	(5.7)	12.4	(18.1)
Energy Efficiency Programs	32.3	20.8	11.5
Taxes Other Than Income Taxes	80.0	86.4	(6.4)
Total Operating Expenses	636.3	574.1	62.2
Operating Income	181.1	166.7	14.4
Interest Expense	38.7	36.9	1.8
Other Income, Net	8.5	2.9	5.6
Income Before Income Tax Expense	150.9	132.7	18.2
Income Tax Expense	33.6	27.9	5.7
Net Income	$117.3	$104.8	$12.5

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 4,579 and 4,602 for the three months ended June 30, 2020 and 2019, respectively, resulting in a decrease of 0.5 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $76.6 million for the three months ended June 30, 2020, as compared to the same period in 2019.

Base Distribution Revenues: CL&P's distribution revenues increased $9.4 million due primarily to the impact of its base distribution rate increases effective May 1, 2020 and May 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues
Energy supply procurement	$(5.7)
FMCC	23.4
Other distribution tracking mechanisms	13.4
Wholesale Market Sales Revenue	27.2

Transmission Revenues: Transmission revenues increased $8.7 million due primarily to continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $0.6 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$77.8
Transmission Costs	(6.5)
Eliminations	(2.4)
Total Purchased Power and Transmission	$68.9

The increase in purchased power costs was due primarily to the new Millstone PPA energy purchases, partially offset by lower expense related to the procurement of energy supply resulting from lower average prices. The decrease in transmission costs was due primarily to a reduction to the retail transmission cost deferral and a decrease in costs billed by ISO-NE that support regional grid investments. This was partially offset by an increase in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Operations-related expenses, including vegetation management, vehicles, and outside services	$(4.4)
Storm Restoration Costs	2.6
COVID-19 Costs	2.4
Other non-tracked operations and maintenance	1.9
Total Base Electric Distribution (Non-Tracked Costs)	2.5
Total Tracked Costs	(1.3)
Total Operations and Maintenance	$1.2

Depreciation expense increased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to a higher net plant in service balance.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory (Liabilities)/Assets, Net decreased at CL&P for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to the under recovery of energy purchases related to the Millstone PPA and to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes decreased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to a decrease of $10.7 million related to the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of higher utility plant balances.

Interest Expense increased at CL&P for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to an increase in interest expense on long-term debt ($1.6 million).

Other Income, Net increased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to investment income in 2020, as compared to investment losses in 2019 driven by market volatility ($2.3 million) and an increase related to pension, SERP and PBOP non-service income components ($1.8 million).

Income Tax Expense increased for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($3.8 million), higher state taxes ($0.4 million) and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million).

EARNINGS SUMMARY

CL&P's earnings increased $12.5 million for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the base distribution rate increases effective May 1, 2020 and May 1, 2019, and higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, and higher interest expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2020, our regulated companies held collateral (letters of credit or cash) of $15.0 million from counterparties related to our standard service contracts.  As of June 30, 2020, Eversource had $29.6 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2020 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

We are responding to COVID-19 by taking steps to mitigate the potential risks to Eversource posed by its spread. We provide a critical service to our customers, which means it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to COVID-19. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and our customers. As part of our pandemic plan, we are taking extra precautions to mitigate an adverse material impact to the following risk factors that we believe could continue to be impacted by COVID-19:

•
Cybersecurity attacks: We have seen a consistent volume of perimeter scanning for vulnerabilities throughout the COVID-19 time frame, which is higher than pre-COVID-19 volumes.  This scanning can be leveraged to compromise a system. We have also seen increased phishing attempts targeted at our employees by outside parties to gain control of our systems and network.  We continue to implement strong cybersecurity measures and have increased the education of our employees and contractors to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and to ensure uninterrupted service to our customers.  We also continuously review and update our response plans to include responding to an event while in a remote work environment.

•
Access to, or cost of, capital resources: We utilize the commercial paper market extensively for our short-term borrowing needs. At the onset of the pandemic in the United States, there had been reduced liquidity in the commercial paper credit market. However, federal legislative actions, as well as increased liquidity and the reduction in the federal funds rate by the Federal Reserve, have enabled the credit markets to function. We continue to monitor the ability for us to access the global capital and credit markets; however, if we are unable to access these markets, then our financial condition may be adversely affected.

•
Actions of regulators: We continue to work closely with our state regulatory commissions and consumer advocates on several customer assistance measures, including more flexible and new payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the adverse financial impact they may experience. We believe that we are developing successful mechanisms with our state regulatory commissions to recover our costs associated with COVID-19, while balancing the impact on our customers’ bills.

•
Timing of strategic development opportunities: The successful execution of our timeline for developing our offshore wind projects is based on several factors, including state and federal siting and permitting approvals. Between March 2020 and June 2020, COVID-19-related work restrictions prohibited work in New York and within New York jurisdictional waters. Those restrictions delayed offshore site investigations, and onshore environmental and geotechnical surveys, which could adversely impact our project siting and permit filing timelines. On April 8, 2020, the state of New York Administrative Law Judge granted a change to the start of the South Fork Wind evidentiary hearing schedule to September 30, 2020, due to ongoing COVID-19 work and travel restrictions. Although we are unable to predict the impact of those delays on our offshore wind projects at this time, we are currently developing mitigation plans to address permitting delays due to COVID-19 restrictions on our offshore wind projects. Similarly, we are unable to assess the potential impact that a reintroduction of these work restrictions in response to a future increase in COVID-19 infections would have on our projects.

•
Suppliers and Vendors: We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that will impact our maintenance, capital programs, and storm response that we currently cannot anticipate.

•
Loss of key personnel: We continue to adjust our pandemic plan to address various scenarios including reduced workforce levels and limited mutual aid in the event of a significant storm event. We have implemented remote work arrangements for our workforce by enabling nearly half of our employees to work from home and taking extra precautions for our field-based employees. We have taken significant safety measures to ensure adequate social distancing for our field crews to safely provide essential services to our customers. We have also adopted protocols to ensure the safety and health of those employees who work onsite in critical facilities. We continue to monitor COVID-19 developments affecting our workforce and will take additional precautions that we determine are necessary in order to mitigate the impacts. Although to date our workforce continues to be able to safely and reliably deliver our critical services to customers, we are unable to predict the extent of the impact of COVID-19 on our employees.

•
Impact to Benefit Plans: As of June 30, 2020, under the Pension Protection Act, the funded status of our pension plan was approximately 99 percent. The pension and PBOP plans' funded status is highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by an extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief.

We are currently unable to estimate the potential impact of COVID-19 to our financial position, results of operations and cash flows.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2020	—	$—	—	—
May 1 - May 31, 2020	108	75.69	—	—
June 1 - June 30, 2020	2,309	83.35	—	—
Total	2,417	$83.01	—	—

ITEM 6.	EXHIBITS

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 7, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 7, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 7, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 7, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer