Form 10-Q
period 2020-09-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2020-11-06
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2020

Eversource Energy Common Shares, $5.00 par value	342,824,425	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash and Cash Equivalents	$729,993	$15,432
Receivables, Net (net of allowance for uncollectible accounts of $294,972 and $224,821 as of September 30, 2020 and December 31, 2019, respectively)	1,113,495	989,383
Unbilled Revenues	155,961	181,006
Fuel, Materials, Supplies and REC Inventory	214,300	235,471
Regulatory Assets	762,883	651,112
Prepayments and Other Current Assets	243,781	342,135
Total Current Assets	3,220,413	2,414,539
Property, Plant and Equipment, Net	29,092,981	27,585,470
Deferred Debits and Other Assets:
Regulatory Assets	4,883,165	4,863,639
Goodwill	4,403,666	4,427,266
Investments in Unconsolidated Affiliates	903,177	871,633
Marketable Securities	438,839	449,130
Other Long-Term Assets	565,104	512,238
Total Deferred Debits and Other Assets	11,193,951	11,123,906
Total Assets	$43,507,345	$41,123,915

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$60,500	$889,084
Long-Term Debt – Current Portion	1,078,186	327,411
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,222,058	1,147,872
Regulatory Liabilities	464,673	361,152
Other Current Liabilities	765,443	836,834
Total Current Liabilities	3,634,070	3,605,563
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,960,672	3,755,777
Regulatory Liabilities	3,711,488	3,658,042
Derivative Liabilities	312,933	338,710
Asset Retirement Obligations	499,859	488,511
Accrued Pension, SERP and PBOP	1,163,229	1,370,245
Other Long-Term Liabilities	856,285	810,553
Total Deferred Credits and Other Liabilities	10,504,466	10,421,838
Long-Term Debt	14,736,310	13,770,828
Rate Reduction Bonds	496,912	540,122
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,729,292
Capital Surplus, Paid In	7,996,976	7,087,768
Retained Earnings	4,535,860	4,177,048
Accumulated Other Comprehensive Loss	(60,397)	(65,059)
Treasury Stock	(281,514)	(299,055)
Common Shareholders' Equity	13,980,017	12,629,994
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$43,507,345	$41,123,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2020	2019	2020	2019

Operating Revenues	$2,343,642	$2,175,797	$6,670,497	$6,476,084

Operating Expenses:
Purchased Power, Fuel and Transmission	806,254	730,255	2,312,957	2,326,041
Operations and Maintenance	332,031	331,054	1,006,148	994,660
Depreciation	244,453	222,599	721,179	656,632
Amortization	57,515	73,854	130,687	183,760
Energy Efficiency Programs	145,047	136,832	408,794	382,785
Taxes Other Than Income Taxes	197,112	171,965	556,726	537,636
Impairment of Northern Pass Transmission	—	—	—	239,644
Total Operating Expenses	1,782,412	1,666,559	5,136,491	5,321,158
Operating Income	561,230	509,238	1,534,006	1,154,926
Interest Expense	134,066	135,216	403,067	399,654
Other Income, Net	29,218	26,968	83,565	103,818
Income Before Income Tax Expense	456,382	400,990	1,214,504	859,090
Income Tax Expense	108,242	80,226	275,621	194,435
Net Income	348,140	320,764	938,883	664,655
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$346,260	$318,884	$933,244	$659,016

Basic Earnings Per Common Share	$1.01	$0.98	$2.77	$2.06

Diluted Earnings Per Common Share	$1.01	$0.98	$2.76	$2.05

Weighted Average Common Shares Outstanding:
Basic	343,076,614	324,037,169	337,375,172	320,442,253
Diluted	343,773,602	326,008,342	338,424,100	321,570,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$348,140	$320,764	$938,883	$664,655
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	602	367	1,218	945
Changes in Unrealized (Losses)/Gains on Marketable Securities	(134)	169	295	1,268
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,693	1,088	3,149	5,770
Other Comprehensive Income, Net of Tax	2,161	1,624	4,662	7,983
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$348,421	$320,508	$937,906	$666,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				336,633			336,633
Dividends on Common Shares - $0.5675 Per Share				(187,462)			(187,462)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,960,000	29,800	402,300				432,100
Long-Term Incentive Plan Activity			(15,295)				(15,295)
Issuance of Treasury Shares	570,542		17,230			10,516	27,746
Capital Stock Expense			(12,314)				(12,314)
Adoption of New Accounting Standard (See Note 1B)				(1,514)			(1,514)
Other Comprehensive Income					1,948		1,948
Balance as of March 31, 2020	336,411,187	1,759,092	7,479,689	4,322,825	(63,111)	(288,539)	13,209,956
Net Income				254,112			254,112
Dividends on Common Shares - $0.5675 Per Share				(190,964)			(190,964)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	6,000,000	30,000	487,560				517,560
Long-Term Incentive Plan Activity			7,694				7,694
Issuance of Treasury Shares	216,675		12,524			4,024	16,548
Capital Stock Expense			(8,321)				(8,321)
Other Comprehensive Income					553		553
Balance as of June 30, 2020	342,627,862	1,789,092	7,979,146	4,384,093	(62,558)	(284,515)	13,805,258
Net Income				348,140			348,140
Dividends on Common Shares - $0.5675 Per Share				(194,493)			(194,493)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,921				6,921
Issuance of Treasury Shares	169,611		10,909			3,001	13,910
Other Comprehensive Income					2,161		2,161
Balance as of September 30, 2020	342,797,473	$1,789,092	$7,996,976	$4,535,860	$(60,397)	$(281,514)	$13,980,017

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$938,883	$664,655
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	721,179	656,632
Deferred Income Taxes	156,795	73,487
Uncollectible Expense	31,101	46,417
Pension, SERP and PBOP Expense, Net	9,153	18,507
Pension and PBOP Contributions	(107,985)	(120,373)
Regulatory (Under)/Over Recoveries, Net	(29,287)	80,688
Amortization	130,687	183,760
Proceeds from DOE Spent Nuclear Fuel Litigation	—	68,840
Impairment of Northern Pass Transmission	—	239,644
Other	(69,216)	(185,625)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(193,895)	(57,011)
Fuel, Materials, Supplies and REC Inventory	21,102	34,030
Taxes Receivable/Accrued, Net	89,759	53,687
Accounts Payable	(121,034)	(157,355)
Other Current Assets and Liabilities, Net	(81,033)	(105,133)
Net Cash Flows Provided by Operating Activities	1,496,209	1,494,850

Investing Activities:
Investments in Property, Plant and Equipment	(2,101,564)	(2,129,037)
Proceeds from Sales of Marketable Securities	386,712	458,322
Purchases of Marketable Securities	(391,368)	(405,095)
Proceeds from the Sale of Hingham Water System	110,536	—
Investments in Unconsolidated Affiliates, Net	(31,677)	(374,913)
Other Investing Activities	17,647	(1,126)
Net Cash Flows Used in Investing Activities	(2,009,714)	(2,451,849)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	929,025	426,902
Cash Dividends on Common Shares	(555,655)	(495,571)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(1,174,870)	(197,500)
Repayment of Rate Reduction Bonds	(43,210)	(52,332)
Issuance of Long-Term Debt	2,360,000	1,475,000
Retirement of Long-Term Debt	(302,236)	(250,855)
Other Financing Activities	18,030	(450)
Net Cash Flows Provided by Financing Activities	1,225,445	899,555
Net Increase/(Decrease) in Cash and Restricted Cash	711,940	(57,444)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	117,063	209,324
Cash, Cash Equivalents and Restricted Cash - End of Period	$829,003	$151,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$8,173	$—
Receivables, Net (net of allowance for uncollectible accounts of $150,758 and $97,348 as of September 30, 2020 and December 31, 2019, respectively)	473,830	400,927
Accounts Receivable from Affiliated Companies	43,950	24,577
Unbilled Revenues	50,111	56,465
Materials and Supplies	57,744	50,700
Regulatory Assets	273,792	178,607
Prepaid Property Taxes	73,511	22,799
Prepayments and Other Current Assets	63,097	50,385
Total Current Assets	1,044,208	784,460
Property, Plant and Equipment, Net	10,065,346	9,625,765
Deferred Debits and Other Assets:
Regulatory Assets	1,732,739	1,557,261
Other Long-Term Assets	241,663	217,705
Total Deferred Debits and Other Assets	1,974,402	1,774,966
Total Assets	$13,083,956	$12,185,191

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$235,900	$63,800
Accounts Payable	554,489	374,698
Accounts Payable to Affiliated Companies	107,212	97,793
Obligations to Third Party Suppliers	52,883	56,952
Regulatory Liabilities	164,946	82,763
Derivative Liabilities	69,218	67,804
Other Current Liabilities	131,939	132,339
Total Current Liabilities	1,316,587	876,149
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,350,403	1,244,551
Regulatory Liabilities	1,196,255	1,164,991
Derivative Liabilities	312,933	338,594
Accrued Pension, SERP and PBOP	325,173	391,159
Other Long-Term Liabilities	153,938	147,586
Total Deferred Credits and Other Liabilities	3,338,702	3,286,881
Long-Term Debt	3,518,115	3,518,136
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,660,765	2,535,765
Retained Earnings	2,072,928	1,791,392
Accumulated Other Comprehensive Income	307	316
Common Stockholder's Equity	4,794,352	4,387,825
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,083,956	$12,185,191

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$994,270	$853,943	$2,711,394	$2,444,034

Operating Expenses:
Purchased Power and Transmission	399,117	299,017	1,089,232	865,389
Operations and Maintenance	147,487	135,077	417,717	399,065
Depreciation	80,583	76,250	238,735	224,095
Amortization of Regulatory Assets, Net	36,365	30,406	37,215	78,453
Energy Efficiency Programs	41,829	40,129	109,655	86,897
Taxes Other Than Income Taxes	97,715	82,781	260,571	261,244
Total Operating Expenses	803,096	663,660	2,153,125	1,915,143
Operating Income	191,174	190,283	558,269	528,891
Interest Expense	38,369	39,520	114,972	112,274
Other Income, Net	5,917	4,831	16,273	11,564
Income Before Income Tax Expense	158,722	155,594	459,570	428,181
Income Tax Expense	38,625	43,907	103,464	101,219
Net Income	$120,097	$111,687	$356,106	$326,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$120,097	$111,687	$356,106	$326,962
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(20)	(20)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(4)	6	11	44
Other Comprehensive (Loss)/Income, Net of Tax	(11)	(1)	(9)	24
Comprehensive Income	$120,086	$111,686	$356,097	$326,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of New Accounting Standard (See Note 1B)				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	60,352	2,535,765	1,838,340	315	4,434,772
Net Income				117,271		117,271
Dividends on Preferred Stock				(1,390)		(1,390)
Other Comprehensive Income					3	3
Balance as of June 30, 2020	6,035,205	60,352	2,535,765	1,954,221	318	4,550,656
Net Income				120,097		120,097
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			125,000			125,000
Other Comprehensive Loss					(11)	(11)
Balance as of September 30, 2020	6,035,205	$60,352	$2,660,765	$2,072,928	$307	$4,794,352

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				110,471		110,471
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(99,000)		(99,000)
Other Comprehensive Income					17	17
Balance as of March 31, 2019	6,035,205	60,352	2,410,765	1,737,980	318	4,209,415
Net Income				104,804		104,804
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(176,400)		(176,400)
Other				1		1
Other Comprehensive Income					8	8
Balance as of June 30, 2019	6,035,205	60,352	2,410,765	1,664,995	326	4,136,438
Net Income				111,687		111,687
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(66,400)		(66,400)
Other Comprehensive Loss					(1)	(1)
Balance as of September 30, 2019	6,035,205	$60,352	$2,410,765	$1,708,892	$325	$4,180,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$356,106	$326,962
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	238,735	224,095
Deferred Income Taxes	92,590	19,999
Uncollectible Expense	10,013	12,084
Pension, SERP, and PBOP Expense, Net	8,629	9,843
Pension Contributions	(23,200)	(24,000)
Regulatory (Under)/Over Recoveries, Net	(32,051)	32,435
Amortization of Regulatory Assets, Net	37,215	78,453
Other	(63,525)	(66,737)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(153,464)	(70,996)
Taxes Receivable/Accrued, Net	(1,515)	32,708
Accounts Payable	(1,976)	8,604
Other Current Assets and Liabilities, Net	(68,316)	(51,937)
Net Cash Flows Provided by Operating Activities	399,241	531,513

Investing Activities:
Investments in Property, Plant and Equipment	(609,690)	(699,288)
Other Investing Activities	496	645
Net Cash Flows Used in Investing Activities	(609,194)	(698,643)

Financing Activities:
Cash Dividends on Common Stock	(69,500)	(341,800)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	125,000	—
Issuance of Long-Term Debt	—	500,000
Retirement of Long-Term Debt	—	(250,000)
Increase in Notes Payable to Eversource Parent	172,100	173,100
Other Financing Activities	(1,214)	12,667
Net Cash Flows Provided by Financing Activities	222,217	89,798
Net Increase/(Decrease) in Cash and Restricted Cash	12,264	(77,332)
Cash and Restricted Cash - Beginning of Period	4,971	91,613
Cash and Restricted Cash - End of Period	$17,235	$14,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$87	$52
Receivables, Net (net of allowance for uncollectible accounts of $76,760 and $75,406 as of September 30, 2020 and December 31, 2019, respectively)	439,504	346,785
Accounts Receivable from Affiliated Companies	30,599	29,914
Unbilled Revenues	44,936	37,482
Materials, Supplies and REC Inventory	96,351	124,060
Regulatory Assets	278,604	285,591
Prepayments and Other Current Assets	17,613	31,150
Total Current Assets	907,694	855,034
Property, Plant and Equipment, Net	9,943,408	9,472,770
Deferred Debits and Other Assets:
Regulatory Assets	1,194,092	1,250,029
Prepaid PBOP	192,579	166,058
Other Long-Term Assets	148,282	144,368
Total Deferred Debits and Other Assets	1,534,953	1,560,455
Total Assets	$12,386,055	$11,888,259

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$60,500	$10,500
Notes Payable to Eversource Parent	36,600	30,300
Long-Term Debt – Current Portion	250,000	95,000
Accounts Payable	304,025	363,691
Accounts Payable to Affiliated Companies	84,942	96,307
Obligations to Third Party Suppliers	115,194	108,827
Renewable Portfolio Standards Compliance Obligations	92,000	150,429
Regulatory Liabilities	210,744	209,180
Other Current Liabilities	104,725	71,333
Total Current Liabilities	1,258,730	1,135,567
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,394,072	1,357,265
Regulatory Liabilities	1,534,760	1,516,585
Accrued Pension and SERP	84,088	108,243
Other Long-Term Liabilities	353,030	320,629
Total Deferred Credits and Other Liabilities	3,365,950	3,302,722
Long-Term Debt	3,392,836	3,247,086
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,813,442	1,813,442
Retained Earnings	2,511,742	2,346,287
Accumulated Other Comprehensive Income	355	155
Common Stockholder's Equity	4,325,539	4,159,884
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$12,386,055	$11,888,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$875,371	$878,669	$2,270,174	$2,358,174

Operating Expenses:
Purchased Power and Transmission	267,375	300,726	702,117	859,227
Operations and Maintenance	131,143	120,917	369,293	342,804
Depreciation	80,366	74,664	238,232	220,303
Amortization of Regulatory Assets, Net	22,527	27,296	69,139	73,064
Energy Efficiency Programs	85,244	84,409	210,666	227,042
Taxes Other Than Income Taxes	54,680	51,266	153,985	144,314
Total Operating Expenses	641,335	659,278	1,743,432	1,866,754
Operating Income	234,036	219,391	526,742	491,420
Interest Expense	31,029	29,322	95,000	85,442
Other Income, Net	12,802	10,735	38,152	32,479
Income Before Income Tax Expense	215,809	200,804	469,894	438,457
Income Tax Expense	50,081	45,864	106,309	99,769
Net Income	$165,728	$154,940	$363,585	$338,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$165,728	$154,940	$363,585	$338,688
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(43)	1	(129)	3
Qualified Cash Flow Hedging Instruments	109	109	327	328
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1)	2	2	12
Other Comprehensive Income, Net of Tax	65	112	200	343
Comprehensive Income	$165,793	$155,052	$363,785	$339,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of New Accounting Standard (See Note 1B)				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	—	1,813,442	2,249,526	222	4,063,190
Net Income				97,468		97,468
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					68	68
Balance as of June 30, 2020	200	—	1,813,442	2,346,504	290	4,160,236
Net Income				165,728		165,728
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					65	65
Balance as of September 30, 2020	200	$—	$1,813,442	$2,511,742	$355	$4,325,539

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				94,014		94,014
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(60,600)		(60,600)
Capital Contributions from Eversource Parent			20,000			20,000
Other Comprehensive Income					117	117
Balance as of March 31, 2019	200	—	1,653,442	2,131,015	(1,261)	3,783,196
Net Income				89,734		89,734
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(121,200)		(121,200)
Other Comprehensive Income					114	114
Balance as of June 30, 2019	200	—	1,653,442	2,099,059	(1,147)	3,751,354
Net Income				154,940		154,940
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			10,000			10,000
Other Comprehensive Income					112	112
Balance as of September 30, 2019	200	$—	$1,663,442	$2,253,509	$(1,035)	$3,915,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$363,585	$338,688
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	238,232	220,303
Deferred Income Taxes	13,436	11,080
Uncollectible Expense	11,321	18,598
Pension, SERP and PBOP Income, Net	(13,714)	(9,779)
Pension and PBOP Contributions	(650)	(4,910)
Regulatory (Under)/Over Recoveries, Net	(20,047)	46,543
Amortization of Regulatory Assets, Net	69,139	73,064
Other	(25,508)	(50,685)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(104,528)	(68,167)
Materials, Supplies and REC Inventory	27,709	24,033
Taxes Receivable/Accrued, Net	55,405	66,917
Accounts Payable	(57,300)	(47,256)
Other Current Assets and Liabilities, Net	(54,481)	(31,495)
Net Cash Flows Provided by Operating Activities	502,599	586,934

Investing Activities:
Investments in Property, Plant and Equipment	(655,039)	(636,214)
Other Investing Activities	138	67
Net Cash Flows Used in Investing Activities	(654,901)	(636,147)

Financing Activities:
Cash Dividends on Common Stock	(196,500)	(181,800)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	400,000	400,000
Retirement of Long-Term Debt	(95,000)	—
Capital Contributions from Eversource Parent	—	30,000
Increase in Notes Payable to Eversource Parent	6,300	48,700
Increase/(Decrease) in Notes Payable	50,000	(250,500)
Other Financing Activities	(4,931)	(3,868)
Net Cash Flows Provided by Financing Activities	158,399	41,062
Net Increase/(Decrease) in Cash and Restricted Cash	6,097	(8,151)
Cash and Restricted Cash - Beginning of Period	6,312	14,659
Cash and Restricted Cash - End of Period	$12,409	$6,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2020	As of December 31, 2019

ASSETS
Current Assets:
Cash	$767	$413
Receivables, Net (net of allowance for uncollectible accounts of $13,972 and $10,497 as of September 30, 2020 and December 31, 2019, respectively)	121,125	99,934
Accounts Receivable from Affiliated Companies	11,280	6,763
Unbilled Revenues	40,003	48,146
Materials, Supplies and REC Inventory	25,258	24,957
Regulatory Assets	103,570	84,053
Special Deposits	19,088	32,513
Prepayments and Other Current Assets	12,819	19,431
Total Current Assets	333,910	316,210
Property, Plant and Equipment, Net	3,319,483	3,129,506
Deferred Debits and Other Assets:
Regulatory Assets	808,784	861,672
Other Long-Term Assets	37,128	43,270
Total Deferred Debits and Other Assets	845,912	904,942
Total Assets	$4,499,305	$4,350,658

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$29,100	$27,000
Long-Term Debt – Current Portion	282,000	—
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	110,150	127,081
Accounts Payable to Affiliated Companies	25,728	37,946
Regulatory Liabilities	61,457	65,766
Accrued Interest	14,690	19,138
Other Current Liabilities	36,182	32,736
Total Current Liabilities	602,517	352,877
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	525,422	506,212
Regulatory Liabilities	406,211	413,381
Accrued Pension, SERP and PBOP	123,609	157,638
Other Long-Term Liabilities	39,320	37,075
Total Deferred Credits and Other Liabilities	1,094,562	1,114,306
Long-Term Debt	816,974	951,620
Rate Reduction Bonds	496,912	540,122
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	903,134	903,134
Retained Earnings	586,090	490,306
Accumulated Other Comprehensive Loss	(884)	(1,707)
Common Stockholder's Equity	1,488,340	1,391,733
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,499,305	$4,350,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating Revenues	$283,669	$280,431	$815,261	$797,766

Operating Expenses:
Purchased Power and Transmission	96,612	101,381	273,311	300,680
Operations and Maintenance	50,657	50,838	151,802	156,197
Depreciation	25,410	23,539	74,494	69,720
Amortization of Regulatory Assets, Net	7,360	20,421	39,034	39,944
Energy Efficiency Programs	11,081	7,300	29,231	20,229
Taxes Other Than Income Taxes	18,174	12,487	58,331	50,523
Total Operating Expenses	209,294	215,966	626,203	637,293
Operating Income	74,375	64,465	189,058	160,473
Interest Expense	14,942	16,378	44,029	44,654
Other Income, Net	4,065	4,634	10,882	14,640
Income Before Income Tax Expense	63,498	52,721	155,911	130,459
Income Tax Expense	16,347	11,842	37,527	29,947
Net Income	$47,151	$40,879	$118,384	$100,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	$47,151	$40,879	$118,384	$100,512
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	268	268	806	806
Changes in Unrealized (Losses)/Gains on Marketable Securities	(8)	10	17	75
Other Comprehensive Income, Net of Tax	260	278	823	881
Comprehensive Income	$47,411	$41,157	$119,207	$101,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of New Accounting Standard (See Note 1B)				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	—	903,134	507,307	(1,429)	1,409,012
Net Income				31,632		31,632
Other Comprehensive Income					285	285
Balance as of June 30, 2020	301	—	903,134	538,939	(1,144)	1,440,929
Net Income				47,151		47,151
Other Comprehensive Income					260	260
Balance as of September 30, 2020	301	$—	$903,134	$586,090	$(884)	$1,488,340

	For the Nine Months Ended September 30, 2019
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				32,781		32,781
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					307	307
Balance as of March 31, 2019	301	—	678,134	641,039	(2,544)	1,316,629
Net Income				26,852		26,852
Dividends on Common Stock				(214,000)		(214,000)
Other Comprehensive Income					296	296
Balance as of June 30, 2019	301	—	678,134	453,891	(2,248)	1,129,777
Net Income				40,879		40,879
Dividends on Common Stock				(19,000)		(19,000)
Other Comprehensive Income					278	278
Balance as of September 30, 2019	301	$—	$678,134	$475,770	$(1,970)	$1,151,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2020	2019

Operating Activities:
Net Income	$118,384	$100,512
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	74,494	69,720
Deferred Income Taxes	13,959	12,960
Uncollectible Expense	2,058	4,977
Regulatory Underrecoveries, Net	(22,203)	(13,347)
Amortization of Regulatory Assets, Net	39,034	39,944
Pension, SERP and PBOP (Income)/Expense, Net	(894)	683
Pension Contributions	(19,500)	(15,400)
Other	(7,545)	(23,865)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(24,562)	(13,498)
Materials, Supplies and REC Inventory	(301)	13,545
Taxes Receivable/Accrued, Net	1,313	31,909
Accounts Payable	(29,388)	(12,100)
Other Current Assets and Liabilities, Net	4,363	6,754
Net Cash Flows Provided by Operating Activities	149,212	202,794

Investing Activities:
Investments in Property, Plant and Equipment	(248,899)	(209,031)
Other Investing Activities	1,969	904
Net Cash Flows Used in Investing Activities	(246,930)	(208,127)

Financing Activities:
Cash Dividends on Common Stock	(22,300)	(252,000)
Issuance of Long-Term Debt	150,000	300,000
Repayment of Rate Reduction Bonds	(43,210)	(52,332)
Increase/(Decrease) in Notes Payable to Eversource Parent	2,100	(14,900)
Other Financing Activities	(2,965)	(4,146)
Net Cash Flows Provided by/(Used in) Financing Activities	83,625	(23,378)
Net Decrease in Cash and Restricted Cash	(14,093)	(28,711)
Cash and Restricted Cash - Beginning of Period	36,688	52,723
Cash and Restricted Cash - End of Period	$22,595	$24,012

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (natural gas utilities) and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.3 million electric, natural gas and water customers through nine regulated utilities in Connecticut, Massachusetts and New Hampshire.

On October 9, 2020, Eversource completed the acquisition of certain assets that comprised NiSource’s local natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA). The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. The cash purchase price was $1.1 billion plus a target working capital amount, which is subject to adjustment to reflect actual working capital as of the closing date. See Note 17, "Acquisition of Assets of Columbia Gas of Massachusetts," for further information.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2020 and December 31, 2019, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019. The results of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results expected for a full year.

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

COVID-19 has adversely affected workers and the economy and caused volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on available information, we have not experienced significant impacts directly related to the pandemic that have adversely affected our current operations, financial position, results of operations, and cash flows. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of planned proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19.

We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for discussion of our evaluation of the allowance for doubtful accounts as of September 30, 2020 in light of the COVID-19 pandemic.

An extended economic slowdown has resulted in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas, Eversource Gas Company of Massachusetts, and our Connecticut water distribution business do not materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms.

As of September 30, 2020, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values.

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

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligned the requirements for capitalizing costs incurred to implement a cloud computing arrangement with existing internal-use software guidance. The prospective implementation of this standard did not have any impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH for the period ending September 30, 2020.

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

As of September 30, 2020, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends in 2020, economic conditions, flexible payment plans and financial hardship arrearage management programs being offered to customers, and the impacts of federal governmental pandemic relief programs for our customers and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Based upon the evaluation performed, for the three and nine months ended September 30, 2020, management increased the allowance for uncollectible costs incurred as a result of COVID-19 by $11.3 million and $16.5 million for Eversource, respectively ($2.8 million for CL&P for both periods, $5.1 million for NSTAR Electric for both periods, and $1.5 million for PSNH for both periods). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs as management believes it is probable that these costs will ultimately be recovered from customers in rates.

Management concluded that the reserve balance as of September 30, 2020 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended
Beginning Balance	$175.5	$94.5	$270.0	$116.3	$20.4	$136.7	$34.6	$34.1	$68.7	$11.8
Uncollectible Expense (1)	—	10.5	10.5	—	3.8	3.8	—	4.5	4.5	0.8
Uncollectible Costs Deferred (2)	10.1	20.4	30.5	11.2	4.9	16.1	(1.3)	10.4	9.1	3.2
Write-Offs	(7.3)	(11.8)	(19.1)	(2.6)	(4.6)	(7.2)	(0.2)	(6.3)	(6.5)	(2.0)
Recoveries Collected	0.4	2.7	3.1	0.3	1.1	1.4	—	1.0	1.0	0.2
Ending Balance	$178.7	$116.3	$295.0	$125.2	$25.6	$150.8	$33.1	$43.7	$76.8	$14.0

Nine Months Ended
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense (1)	—	31.1	31.1	—	10.0	10.0	—	11.3	11.3	2.1
Uncollectible Costs Deferred (2)	24.9	41.5	66.4	32.7	8.3	41.0	(8.4)	17.3	8.9	5.6
Write-Offs	(12.3)	(49.3)	(61.6)	(10.0)	(14.0)	(24.0)	(0.8)	(20.5)	(21.3)	(5.0)
Recoveries Collected	1.2	9.3	10.5	1.1	3.2	4.3	—	3.8	3.8	0.5
Ending Balance	$178.7	$116.3	$295.0	$125.2	$25.6	$150.8	$33.1	$43.7	$76.8	$14.0

(1) Uncollectible expense associated with customer and other accounts receivable is included in Operations and Maintenance expense on the statements of income. For the three and nine months ended September 30, 2019, uncollectible expense included in Operations and Maintenance Expense was $14.9 million and $46.4 million for Eversource, $4.5 million and $12.1 million for CL&P, $7.0 million and $18.6 million for NSTAR Electric and $1.8 million and $5.0 million for PSNH, respectively.

(2) The current period provision for expected credit losses is deferred as a regulatory cost on the balance sheets, as this amount is ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19.

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

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available in order to minimize the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis. The levels of the fair value hierarchy are described below:

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2020				September 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$11.0	$0.9	$7.2	$1.8	$10.1	$1.7	$5.6	$1.4
AFUDC Equity	10.3	3.5	5.5	0.9	10.5	3.6	5.6	1.0
Equity in Earnings of Unconsolidated Affiliates (1)	3.9	—	0.1	—	6.1	—	0.2	—
Investment Income/(Loss)	1.0	1.3	(0.2)	0.2	(2.8)	(0.8)	(0.9)	(0.3)
Interest Income	1.5	0.2	0.1	1.2	2.9	0.3	0.1	2.5
Gain on Sale of Property	1.5	—	—	—	—	—	—	—
Other	—	—	0.1	—	0.2	—	0.1	—
Total Other Income, Net	$29.2	$5.9	$12.8	$4.1	$27.0	$4.8	$10.7	$4.6

	For the Nine Months Ended
	September 30, 2020				September 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$34.3	$3.0	$22.2	$5.2	$23.2	$0.1	$18.0	$3.5
AFUDC Equity	31.8	11.4	15.8	3.5	34.5	9.4	14.7	2.1
Equity in Earnings of Unconsolidated Affiliates (1)	13.8	—	0.4	—	37.0	0.2	0.6	—
Investment (Loss)/Income	(1.5)	—	(1.5)	0.1	(2.3)	0.9	(1.5)	—
Interest Income	3.3	1.8	0.7	2.0	10.8	1.1	0.5	9.0
Gain on Sale of Property	1.8	—	0.3	—	0.2	—	—	—
Other	0.1	0.1	0.3	0.1	0.4	(0.1)	0.2	—
Total Other Income, Net	$83.6	$16.3	$38.2	$10.9	$103.8	$11.6	$32.5	$14.6

(1)
Equity in Earnings of Unconsolidated Affiliates includes $2.4 million of primarily realized gains associated with an investment in a renewable energy fund for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, unrealized gains on this investment totaled $20.4 million.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Eversource	$48.4	$42.6	$129.1	$124.0
CL&P	45.6	39.8	114.2	107.8

Separate from above was an amount recorded as Taxes Other Than Income Taxes at CL&P related to the remittance to the State of Connecticut of energy efficiency funds collected from customers of $21.4 million for the nine months ended September 30, 2019. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. This amount was recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2020	As of September 30, 2019
Eversource	$357.4	$317.8
CL&P	97.8	107.6
NSTAR Electric	92.6	79.0
PSNH	50.0	35.8

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$730.0	$8.2	$0.1	$0.8	$15.4	$—	$0.1	$0.4
Restricted cash included in:
Special Deposits	51.3	8.6	12.2	19.1	52.5	4.6	6.2	32.5
Marketable Securities	45.6	0.4	0.1	0.6	46.0	0.4	—	0.6
Other Long-Term Assets	2.1	—	—	2.1	3.2	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$829.0	$17.2	$12.4	$22.6	$117.1	$5.0	$6.3	$36.7

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

Management believes it is probable that each of the regulated companies will recover its respective investments in long-lived assets and regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the regulated companies' operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,256.1	$483.3	$601.4	$205.7	$2,382.9	$539.0	$629.8	$218.2
Income Taxes, Net	731.2	459.8	110.0	13.7	725.8	458.8	108.0	12.8
Securitized Stranded Costs	532.9	—	—	532.9	565.3	—	—	565.3
Storm Restoration Costs, Net	739.6	510.7	171.4	57.5	540.6	274.6	200.6	65.4
Regulatory Tracker Mechanisms	531.8	174.4	203.0	82.3	411.5	78.3	207.1	65.8
Derivative Liabilities	311.8	311.8	—	—	334.5	329.2	—	—
Goodwill-related	318.9	—	273.8	—	331.5	—	284.6	—
Asset Retirement Obligations	105.8	32.3	56.2	3.8	97.2	30.8	50.3	3.6
Other Regulatory Assets	118.0	34.2	56.9	16.5	125.4	25.2	55.2	14.7
Total Regulatory Assets	5,646.1	2,006.5	1,472.7	912.4	5,514.7	1,735.9	1,535.6	945.8
Less: Current Portion	762.9	273.8	278.6	103.6	651.1	178.6	285.6	84.1
Total Long-Term Regulatory Assets	$4,883.2	$1,732.7	$1,194.1	$808.8	$4,863.6	$1,557.3	$1,250.0	$861.7

Storm Event: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant amounts and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA has opened an investigation into CL&P's response to Tropical Storm Isaias.  PURA will also investigate the prudence of costs incurred by CL&P to restore service as part of its response.  CL&P is fully participating in PURA’s investigations and believes that these storm restoration costs were prudently incurred and meet the criteria for cost recovery.  As a result, management does not expect the storm costs to have a material impact on the results of operations of Eversource or CL&P.

Based on current estimates, the storm resulted in deferred storm restoration costs of approximately $257 million at CL&P and $276 million at Eversource as of September 30, 2020. The estimated cost of restoration will change as additional cost information becomes available and final storm costs are deferred or capitalized. The majority of incremental storm costs relate to third-party vendors that are external field crews needed to restore power and address municipal priorities. CL&P’s current estimate of total storm costs includes its projection of the cost of such vendors, but that estimate will change as CL&P receives and examines all storm related invoices. On October 12, 2020, CL&P filed a motion requesting an extension of time to submit a final and complete report on storm costs to PURA by July 1, 2021. On October 23, 2020, PURA denied this request, and on November 2, 2020, CL&P filed a request for reconsideration of PURA’s ruling.

CL&P Rate Suspension: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates to ensure that CL&P is not over-collecting revenues in the short-term. Rates were adjusted effective August 1, 2020. PURA indicated that this was due to the convergence of a number of recent events, including the COVID-19 crisis and its corresponding effect on customer energy usage, as well as the warmer than normal weather in July. The impact of the temporary suspension of rates is deferred on our balance sheet and results in an increase to our regulatory assets, with no impact on the statement of income, and an expected delay in the collection of our costs. This deferral is reflected within Regulatory Tracker Mechanisms in the table above.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $183.9 million (including $84.2 million for CL&P, $55.0 million for NSTAR Electric and $15.3 million for PSNH) and $146.0 million (including $51.8 million for CL&P, $55.7 million for NSTAR Electric and $18.0 million for PSNH) of additional regulatory costs as of September 30, 2020 and December 31, 2019, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of September 30, 2020, net incremental COVID-19 related costs deferred by Eversource totaled $15.1 million, of which $11.4 million was related to uncollectible expense.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2020				As of December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act	$2,805.3	$1,013.9	$1,050.1	$388.7	$2,844.6	$1,022.8	$1,071.2	$392.8
Cost of Removal	610.4	93.0	354.8	12.9	559.8	64.6	330.6	16.3
Benefit Costs	79.5	—	68.7	—	84.5	—	72.2	—
Regulatory Tracker Mechanisms	445.7	171.1	181.9	56.2	325.1	94.8	165.6	57.0
AFUDC - Transmission	77.1	45.0	32.1	—	73.2	46.0	27.2	—
Other Regulatory Liabilities	158.2	38.2	57.9	9.9	132.0	19.6	59.0	13.1
Total Regulatory Liabilities	4,176.2	1,361.2	1,745.5	467.7	4,019.2	1,247.8	1,725.8	479.2
Less: Current Portion	464.7	164.9	210.7	61.5	361.2	82.8	209.2	65.8
Total Long-Term Regulatory Liabilities	$3,711.5	$1,196.3	$1,534.8	$406.2	$3,658.0	$1,165.0	$1,516.6	$413.4

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2020	As of December 31, 2019
(Millions of Dollars)
Distribution - Electric	$16,435.4	$15,880.0
Distribution - Natural Gas	4,073.0	3,931.1
Transmission - Electric	11,601.7	10,958.4
Distribution - Water	1,683.8	1,726.5
Solar	201.2	200.2
Utility	33,995.1	32,696.2
Other (1)	1,193.0	1,025.6
Property, Plant and Equipment, Gross	35,188.1	33,721.8
Less: Accumulated Depreciation
Utility	(7,731.0)	(7,483.5)
Other	(455.2)	(387.4)
Total Accumulated Depreciation	(8,186.2)	(7,870.9)
Property, Plant and Equipment, Net	27,001.9	25,850.9
Construction Work in Progress	2,091.1	1,734.6
Total Property, Plant and Equipment, Net	$29,093.0	$27,585.5

	As of September 30, 2020			As of December 31, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,728.7	$7,414.0	$2,332.9	$6,485.5	$7,163.7	$2,271.1
Transmission - Electric	5,299.0	4,608.9	1,689.0	5,043.0	4,411.9	1,498.7
Solar	—	201.2	—	—	200.2	—
Property, Plant and Equipment, Gross	12,027.7	12,224.1	4,021.9	11,528.5	11,775.8	3,769.8
Less: Accumulated Depreciation	(2,453.1)	(3,022.7)	(832.8)	(2,385.7)	(2,895.3)	(799.9)
Property, Plant and Equipment, Net	9,574.6	9,201.4	3,189.1	9,142.8	8,880.5	2,969.9
Construction Work in Progress	490.7	742.0	130.4	483.0	592.3	159.6
Total Property, Plant and Equipment, Net	$10,065.3	$9,943.4	$3,319.5	$9,625.8	$9,472.8	$3,129.5

(1)	These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

Sale of Water System: On July 31, 2020, Eversource sold its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts.  Net property, plant and equipment of $63.9 million and goodwill of $23.6 million were included in determining the gain on sale.  Proceeds from the sale were $110.5 million, with a pre-tax gain of $16.0 million (after-tax gain of $3.5 million) recognized within Operations and Maintenance Expense on the statement of income in the third quarter of 2020.  The assets and liabilities associated with the sale of the business were previously reflected in the Water Distribution segment and reporting unit.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2020			As of December 31, 2019
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$13.5	$(0.4)	$13.1	$12.2	$(0.4)	$11.8
Other	Level 2	3.4	(0.7)	2.7	—	—	—
Long-Term Derivative Assets:
CL&P	Level 3	59.1	(1.9)	57.2	67.5	(2.1)	65.4
Current Derivative Liabilities:
CL&P	Level 3	(69.2)	—	(69.2)	(67.8)	—	(67.8)
Other	Level 2	—	—	—	(5.2)	—	(5.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(312.9)	—	(312.9)	(338.6)	—	(338.6)
Other	Level 2	—	—	—	(0.1)	—	(0.1)

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both September 30, 2020 and December 31, 2019 were 676 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets. In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

As of September 30, 2020 and December 31, 2019, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 11.4 million and 9.6 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2020 and 2019, there were losses of $2.6 million and $9.2 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2020 and 2019, there were losses of $20.6 million and $19.5 million, respectively.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2020						As of December 31, 2019
CL&P	Range			Weighted Average (1)		Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	$5.12	$4.57	per kW-Month	2024 - 2026	$3.01	—	$7.34	per kW-Month	2023 - 2026
Forward Reserve Prices	0.54	—	0.90	0.72	per kW-Month	2021 - 2024	0.80	—	1.90	per kW-Month	2020 - 2024

(1)	Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 1 percent through 12 percent, or a weighted average of 10.9 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	2020	2019
Derivatives, Net:
Fair Value as of Beginning of Period	$(322.0)	$(345.4)	$(329.2)	$(356.5)
Net Realized/Unrealized Losses Included in Regulatory Assets	(4.7)	(8.5)	(22.3)	(16.4)
Settlements	14.9	11.6	39.7	30.6
Fair Value as of End of Period	$(311.8)	$(342.3)	$(311.8)	$(342.3)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of September 30, 2020 and December 31, 2019 was $36.8 million and $45.7 million, respectively.  For the three months ended September 30, 2020 and 2019, there were unrealized gains of $1.6 million and $2.4 million, respectively, recorded in Other Income, Net related to these equity securities. For the nine months ended September 30, 2020 and 2019, there were unrealized losses of $1.0 million and unrealized gains of $5.7 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $189.5 million and $182.8 million as of September 30, 2020 and December 31, 2019, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2020				As of December 31, 2019
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$216.1	$11.1	$(0.2)	$227.0	$228.4	$5.8	$(0.1)	$234.1

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $194.0 million and $198.1 million as of September 30, 2020 and December 31, 2019, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three and nine months ended September 30, 2020 and 2019, and no allowance for credit losses as of September 30, 2020. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-

backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of September 30, 2020, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$51.1	$51.1
One to five years	45.2	47.4
Six to ten years	43.9	47.0
Greater than ten years	75.9	81.5
Total Debt Securities	$216.1	$227.0

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2020	As of December 31, 2019
Level 1:
Mutual Funds and Equities	$226.3	$228.5
Money Market Funds	45.6	46.0
Total Level 1	$271.9	$274.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$64.7	$96.8
Corporate Debt Securities	64.9	44.0
Asset-Backed Debt Securities	12.0	12.9
Municipal Bonds	30.4	26.7
Other Fixed Income Securities	9.4	7.7
Total Level 2	$181.4	$188.1
Total Marketable Securities	$453.3	$462.6

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: As of September 30, 2020, Eversource parent had a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  On November 2, 2020, Eversource parent’s commercial paper program was increased to $2.00 billion. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. On October 21, 2020, Eversource parent and Eversource Gas Company of Massachusetts entered into a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$—	$1,224.9	$1,450.0	$225.1	—%	1.98%
NSTAR Electric Commercial Paper Program	60.5	10.5	589.5	639.5	0.10%	1.63%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2020 or December 31, 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2020.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2020, there were intercompany loans from Eversource parent to CL&P of $235.9 million, to PSNH of $29.1 million, and to a subsidiary of NSTAR Electric of $36.6 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
3.95% 2020 Debentures	$400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
PSNH:
2.40% Series U First Mortgage Bonds	150.0	August 2020	September 2050	Refinanced short-term borrowings, funded capital expenditures and working capital
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
Eversource Parent 3.45% Series P Senior Notes (1)	300.0	August 2020	January 2050	(2)
Eversource Parent 0.80% Series Q Senior Notes	300.0	August 2020	August 2025	(2)
Eversource Parent 1.65% Series R Senior Notes	600.0	August 2020	August 2030	(2)
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
Yankee Gas 2.90% Series R First Mortgage Bonds	70.0	September 2020	September 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Aquarion Water Company of Massachusetts, Inc. and Aquarion Water Capital of Massachusetts, Inc. various term loans and general mortgage bonds	(32.2)	July 2020	Various	Redeemed long-term debt in conjunction with the sale of assets to the Town of Hingham, Massachusetts

(1)	These senior notes are part of the same series issued by Eversource parent in January 2020. The aggregate outstanding principal amount of these senior notes is now $650 million.

(2)	The proceeds from these Eversource parent issuances funded a portion of the purchase price for the CMA asset acquisition and refinanced short-term borrowings.

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

(Millions of Dollars)
Balance Sheet:	As of September 30, 2020	As of December 31, 2019
Restricted Cash - Current Portion (included in Current Assets)	$18.8	$32.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	2.1	3.2
Securitized Stranded Cost (included in Regulatory Assets)	532.9	565.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.2	5.6
Accrued Interest (included in Other Current Liabilities)	3.2	8.6
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	496.9	540.1

(Millions of Dollars) Income Statement:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$32.4	$32.2
Interest Expense on RRB Principal (included in Interest Expense)	4.9	5.2	14.9	15.9

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.7	$5.4	$3.8	$2.0	$2.4	$0.4	$0.5	$0.2
Interest Cost	44.4	9.3	9.7	4.8	6.1	1.1	1.7	0.7
Expected Return on Plan Assets	(99.2)	(19.8)	(25.7)	(11.1)	(18.3)	(2.5)	(8.5)	(1.4)
Actuarial Loss	50.7	9.7	14.0	3.8	2.2	0.3	0.6	0.2
Prior Service Cost/(Credit)	0.2	—	—	—	(5.3)	0.3	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$14.8	$4.6	$1.8	$(0.5)	$(12.9)	$(0.4)	$(9.9)	$(0.2)
Intercompany Allocations	N/A	$2.4	$2.3	$0.8	N/A	$(0.3)	$(0.4)	$(0.1)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$57.0	$16.5	$11.4	$6.2	$7.3	$1.3	$1.6	$0.6
Interest Cost	133.0	28.1	29.0	14.5	18.3	3.3	5.0	2.1
Expected Return on Plan Assets	(298.8)	(59.6)	(77.2)	(33.5)	(55.1)	(7.4)	(25.5)	(4.2)
Actuarial Loss	150.7	29.4	41.3	11.8	6.3	0.9	1.8	0.6
Prior Service Cost/(Credit)	0.8	—	0.2	—	(15.9)	0.8	(12.7)	0.3
Total Net Periodic Benefit Expense/(Income)	$42.7	$14.4	$4.7	$(1.0)	$(39.1)	$(1.1)	$(29.8)	$(0.6)
Intercompany Allocations	N/A	$6.7	$6.5	$2.2	N/A	$(0.9)	$(1.0)	$(0.4)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.2	$4.4	$3.6	$1.5	$2.0	$0.3	$0.4	$0.2
Interest Cost	54.8	11.4	12.3	6.0	8.1	1.6	2.4	0.8
Expected Return on Plan Assets	(91.6)	(18.1)	(24.2)	(10.1)	(16.7)	(2.2)	(7.5)	(1.3)
Actuarial Loss	35.6	6.3	11.8	2.3	2.1	0.3	0.8	0.1
Prior Service Cost/(Credit)	0.3	—	—	—	(5.8)	0.2	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$15.3	$4.0	$3.5	$(0.3)	$(10.3)	$0.2	$(8.1)	$(0.1)
Intercompany Allocations	N/A	$2.0	$1.9	$0.5	N/A	$(0.2)	$(0.3)	$(0.1)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$51.6	$13.6	$11.0	$5.6	$5.9	$1.1	$1.3	$0.5
Interest Cost	163.8	34.4	36.6	18.2	24.5	4.7	7.1	2.5
Expected Return on Plan Assets	(275.4)	(55.1)	(72.9)	(30.6)	(50.1)	(6.9)	(22.6)	(4.0)
Actuarial Loss	107.9	20.6	33.1	8.2	6.2	1.0	2.5	0.3
Prior Service Cost/(Credit)	0.9	—	0.2	—	(17.6)	0.8	(12.7)	0.3
Total Net Periodic Benefit Expense/(Income)	$48.8	$13.5	$8.0	$1.4	$(31.1)	$0.7	$(24.4)	$(0.4)
Intercompany Allocations	N/A	$6.5	$6.1	$1.8	N/A	$(0.6)	$(0.9)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2020		As of December 31, 2019
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	55	$78.8	57	$81.0
CL&P	15	11.6	15	11.4
NSTAR Electric	13	4.6	15	8.0
PSNH	9	7.2	9	7.5

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $69.5 million and $67.9 million as of September 30, 2020 and December 31, 2019, respectively, and related primarily to the natural gas business segment.

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

B.    Long-Term Contractual Arrangements
The following is an update to the current status of long-term contractual arrangements set forth in Note 13B of the Eversource 2019 Form 10-K.

Renewable Energy: Renewable energy contracts include non-cancelable commitments under contracts of NSTAR Electric for the purchase of energy and RECs from renewable energy facilities.

NSTAR Electric	October - December 2020
(Millions of Dollars)		2021	2022	2023	2024	Thereafter	Total
Renewable Energy	$24.3	$98.5	$100.0	$75.4	$72.9	$594.5	$965.6

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of September 30, 2020:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
Various	Surety Bonds (1)	$30.9	2020 - 2023
Rocky River Realty Company and Eversource Service	Lease Payments for Real Estate	5.6	2024
Bay State Wind LLC	Real Estate Purchase	2.5	2021
Sunrise Wind LLC	OREC Capacity Production (2)	2.2	-

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(2)
On October 25, 2019, Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guaranty Sunrise Wind LLC’s performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The Company regularly reviews performance risk under this arrangement, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. As of September 30, 2020, the fair value of the guarantee was immaterial.

On September 16, 2020, Eversource parent entered into a guaranty on behalf of Eversource Investment LLC, which holds Eversource's investments in wind-related equity method investments, under which Eversource parent would guarantee Eversource Investment LLC's obligations under a letter of credit facility with a financial institution that Eversource Investment LLC may request in an aggregate amount of up to approximately $25 million.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2020 and December 31, 2019.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.6	$116.2	$122.0	$43.0	$44.6	$—	$—
Long-Term Debt	15,814.5	17,943.7	3,518.1	4,336.7	3,642.8	4,285.4	1,099.0	1,192.1
Rate Reduction Bonds	540.1	603.0	—	—	—	—	540.1	603.0

As of December 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$162.0	$116.2	$117.8	$43.0	$44.2	$—	$—
Long-Term Debt	14,098.2	15,170.2	3,518.1	4,058.0	3,342.1	3,659.9	951.6	1,005.7
Rate Reduction Bonds	583.3	625.9	—	—	—	—	583.3	625.9

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(3.0)	$0.7	$(62.8)	$(65.1)	$(4.4)	$(0.5)	$(55.1)	$(60.0)

OCI Before Reclassifications	—	0.3	(1.6)	(1.3)	—	1.3	2.6	3.9
Amounts Reclassified from AOCI	1.2	—	4.8	6.0	0.9	—	3.2	4.1
Net OCI	1.2	0.3	3.2	4.7	0.9	1.3	5.8	8.0
Balance as of September 30th	$(1.8)	$1.0	$(59.6)	$(60.4)	$(3.5)	$0.8	$(49.3)	$(52.0)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2020 and December 31, 2019	Issued as of
	Par Value		September 30, 2020	December 31, 2019
Eversource	$5	380,000,000	357,818,402	345,858,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and 2019 Forward Sale Agreement: On June 15, 2020, Eversource completed an equity offering of 6,000,000 common shares at a price per share of $86.26. Eversource used the net proceeds of this offering to fund a portion of the purchase of the assets of CMA that closed on October 9, 2020. The issuance of these common shares resulted in proceeds of $509.2 million, net of issuance costs.

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

Eversource issued 6,000,000 common shares under the forward sale agreement in December 2019. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The forward sale price used to determine the cash proceeds received by Eversource was calculated based on the initial forward sale price, as adjusted in accordance with the forward sale agreement.

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

Eversource used the net proceeds received from the direct issuance of common shares and the net proceeds received from settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to partially fund the purchase of the assets of CMA, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Treasury Shares: As of September 30, 2020 and December 31, 2019, there were 15,020,929 and 15,977,757 Eversource common shares held as treasury shares, respectively. As of September 30, 2020 and December 31, 2019, Eversource common shares outstanding were 342,797,473 and 329,880,645, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2020 and 2019 and $5.6 million for each of the nine months ended September 30, 2020 and 2019. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2020 and December 31, 2019. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

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

For the nine months ended September 30, 2020, there were 52,747 antidilutive share awards excluded from the EPS computation, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource's common share issuance on June 15, 2020. See Note 12, "Common Shares," for further information. There were no antidilutive share awards excluded from the computation for the three months ended September 30, 2020 and 2019 or the nine months ended September 30, 2019.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income Attributable to Common Shareholders	$346.3	$318.9	$933.2	$659.0
Weighted Average Common Shares Outstanding:
Basic	343,076,614	324,037,169	337,375,172	320,442,253
Dilutive Effect of:
Share-Based Compensation Awards and Other	696,988	737,972	686,403	691,636
Equity Forward Sale Agreement	—	1,233,201	362,525	437,037
Total Dilutive Effect	696,988	1,971,173	1,048,928	1,128,673
Diluted	343,773,602	326,008,342	338,424,100	321,570,926
Basic EPS	$1.01	$0.98	$2.77	$2.06
Diluted EPS	$1.01	$0.98	$2.76	$2.05

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,183.9	$45.5	$—	$45.8	$—	$—	$1,275.2
Commercial	682.7	41.1	—	17.1	—	(1.4)	739.5
Industrial	91.0	17.5	—	1.3	—	(3.6)	106.2
Total Retail Tariff Sales Revenues	1,957.6	104.1	—	64.2	—	(5.0)	2,120.9
Wholesale Transmission Revenues	—	—	458.2	—	19.0	(365.6)	111.6
Wholesale Market Sales Revenues	79.6	8.7	—	1.1	—	—	89.4
Other Revenues from Contracts with Customers	18.4	0.8	3.2	1.8	303.3	(299.0)	28.5
Amortization of/(Reserve for) Revenues Subject to Refund	2.3	0.5	—	(1.1)	—	—	1.7
Total Revenues from Contracts with Customers	2,057.9	114.1	461.4	66.0	322.3	(669.6)	2,352.1
Alternative Revenue Programs	1.7	(4.0)	(72.3)	(2.0)	—	67.0	(9.6)
Other Revenues (1)	0.7	0.1	0.2	0.1	—	—	1.1
Total Operating Revenues	$2,060.3	$110.2	$389.3	$64.1	$322.3	$(602.6)	$2,343.6

	For the Nine Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,063.7	$399.6	$—	$113.2	$—	$—	$3,576.5
Commercial	1,815.7	243.5	—	47.7	—	(3.7)	2,103.2
Industrial	248.4	67.0	—	3.6	—	(10.1)	308.9
Total Retail Tariff Sales Revenues	5,127.8	710.1	—	164.5	—	(13.8)	5,988.6
Wholesale Transmission Revenues	—	—	1,177.9	—	55.6	(981.4)	252.1
Wholesale Market Sales Revenues	231.1	31.9	—	2.9	—	—	265.9
Other Revenues from Contracts with Customers	56.4	2.5	9.9	5.6	845.1	(838.0)	81.5
Amortization of/(Reserve for) Revenues Subject to Refund	6.9	1.6	—	(2.8)	—	—	5.7
Total Revenues from Contracts with Customers	5,422.2	746.1	1,187.8	170.2	900.7	(1,833.2)	6,593.8
Alternative Revenue Programs	54.8	22.9	(52.7)	(4.1)	—	48.9	69.8
Other Revenues (1)	4.9	1.0	0.5	0.5	—	—	6.9
Total Operating Revenues	$5,481.9	$770.0	$1,135.6	$166.6	$900.7	$(1,784.3)	$6,670.5

	For the Three Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,041.4	$43.0	$—	$40.0	$—	$—	$1,124.4
Commercial	736.6	41.6	—	17.8	—	(1.4)	794.6
Industrial	90.6	18.1	—	1.3	—	(3.2)	106.8
Total Retail Tariff Sales Revenues	1,868.6	102.7	—	59.1	—	(4.6)	2,025.8
Wholesale Transmission Revenues	—	—	365.5	—	15.4	(300.7)	80.2
Wholesale Market Sales Revenues	33.1	5.5	—	1.3	—	—	39.9
Other Revenues from Contracts with Customers	12.3	0.5	3.1	1.7	242.7	(243.0)	17.3
Amortization of/(Reserve for) Revenues Subject to Refund	4.5	1.5	—	(0.8)	—	—	5.2
Total Revenues from Contracts with Customers	1,918.5	110.2	368.6	61.3	258.1	(548.3)	2,168.4
Alternative Revenue Programs	6.7	(7.6)	(20.9)	2.6	—	19.0	(0.2)
Other Revenues (1)	6.4	0.8	0.1	0.3	—	—	7.6
Total Operating Revenues	$1,931.6	$103.4	$347.8	$64.2	$258.1	$(529.3)	$2,175.8

	For the Nine Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,879.8	$402.0	$—	$100.5	$—	$—	$3,382.3
Commercial	2,002.0	254.9	—	48.1	—	(3.4)	2,301.6
Industrial	254.0	72.5	—	3.5	—	(8.7)	321.3
Total Retail Tariff Sales Revenues	5,135.8	729.4	—	152.1	—	(12.1)	6,005.2
Wholesale Transmission Revenues	—	—	971.6	—	43.7	(811.4)	203.9
Wholesale Market Sales Revenues	123.9	41.6	—	3.2	—	—	168.7
Other Revenues from Contracts with Customers	40.0	1.9	9.9	5.2	723.4	(725.2)	55.2
(Reserve for)/Amortization of Revenues Subject to Refund	(1.7)	4.7	—	(1.9)	—	—	1.1
Total Revenues from Contracts with Customers	5,298.0	777.6	981.5	158.6	767.1	(1,548.7)	6,434.1
Alternative Revenue Programs	15.0	—	56.1	4.2	—	(50.8)	24.5
Other Revenues (1)	14.2	2.3	0.3	0.7	—	—	17.5
Total Operating Revenues	$5,327.2	$779.9	$1,037.9	$163.5	$767.1	$(1,599.5)	$6,476.1

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$608.7	$415.4	$159.8	$513.6	$374.4	$153.4
Commercial	244.7	358.3	80.1	247.0	406.1	84.1
Industrial	38.0	30.6	22.4	37.4	32.4	20.8
Total Retail Tariff Sales Revenues	891.4	804.3	262.3	798.0	812.9	258.3
Wholesale Transmission Revenues	233.3	153.1	71.8	175.2	132.9	57.4
Wholesale Market Sales Revenues	60.0	12.1	7.5	13.8	14.4	4.9
Other Revenues from Contracts with Customers	8.1	10.5	3.7	9.0	3.1	4.0
Amortization of Revenues Subject to Refund	—	—	2.3	—	—	4.5
Total Revenues from Contracts with Customers	1,192.8	980.0	347.6	996.0	963.3	329.1
Alternative Revenue Programs	(65.0)	8.2	(13.8)	(15.2)	9.8	(8.8)
Other Revenues (1)	0.2	0.7	—	4.1	1.8	0.6
Eliminations	(133.7)	(113.5)	(50.1)	(131.0)	(96.2)	(40.5)
Total Operating Revenues	$994.3	$875.4	$283.7	$853.9	$878.7	$280.4

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,567.9	$1,057.9	$437.9	$1,426.9	$1,027.8	$425.1
Commercial	670.4	921.3	225.3	708.4	1,058.3	236.8
Industrial	105.3	82.1	61.0	105.8	90.1	58.1
Total Retail Tariff Sales Revenues	2,343.6	2,061.3	724.2	2,241.1	2,176.2	720.0
Wholesale Transmission Revenues	576.5	430.3	171.1	445.9	383.1	142.6
Wholesale Market Sales Revenues	163.9	39.8	27.4	39.6	55.9	28.4
Other Revenues from Contracts with Customers	25.1	32.4	10.9	27.0	13.2	11.8
Amortization of/(Reserve for) Revenues Subject to Refund	—	—	6.9	—	—	(1.7)
Total Revenues from Contracts with Customers	3,109.1	2,563.8	940.5	2,753.6	2,628.4	901.1
Alternative Revenue Programs	(27.8)	31.1	(1.2)	45.6	19.1	6.4
Other Revenues (1)	2.0	2.8	0.6	7.9	5.2	1.4
Eliminations	(371.9)	(327.5)	(124.6)	(363.1)	(294.5)	(111.1)
Total Operating Revenues	$2,711.4	$2,270.2	$815.3	$2,444.0	$2,358.2	$797.8

(1)
Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) and $1.2 million (including $0.3 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million (including $0.6 million at CL&P and $2.1 million at NSTAR Electric) and $3.4 million (including $0.7 million at CL&P and $2.0 million at NSTAR Electric) for the nine months ended September 30, 2020 and 2019, respectively.

CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and the Connecticut water distribution business each have a revenue decoupling mechanism approved by a regulatory commission. The revenue decoupling mechanisms mitigate the impact of lower demand and resulting lost sales revenues by replacing actual customer usage with a fixed annual revenue stream, each of which is reconciled each year as part of our annual decoupling filing in each respective jurisdiction. These revenue decoupling mechanisms qualify as alternative revenue programs in accordance with accounting guidance for rate-regulated operations. The increase in Eversource's electric and natural gas distribution segment revenues from Alternative Revenue Programs for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily the result of a higher decoupling deferral adjustment driven by lower distribution sales volumes in 2020. The decoupling deferral adjustment to revenues is recorded as a regulatory tracker mechanism within Regulatory Assets on the balance sheets.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,060.3	$110.2	$389.3	$64.1	$322.3	$(602.6)	$2,343.6
Depreciation and Amortization	(182.0)	(14.8)	(70.6)	(10.8)	(24.1)	0.3	(302.0)
Other Operating Expenses	(1,577.0)	(104.2)	(120.6)	(10.2)	(271.5)	603.1	(1,480.4)
Operating Income/(Loss)	$301.3	$(8.8)	$198.1	$43.1	$26.7	$0.8	$561.2
Interest Expense	$(53.3)	$(10.1)	$(31.1)	$(8.0)	$(38.7)	$7.1	$(134.1)
Other Income, Net	16.0	0.7	6.9	1.6	387.0	(383.0)	29.2
Net Income/(Loss) Attributable to Common Shareholders	205.5	(14.0)	125.6	23.1	381.2	(375.1)	346.3

	For the Nine Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,481.9	$770.0	$1,135.6	$166.6	$900.7	$(1,784.3)	$6,670.5
Depreciation and Amortization	(490.0)	(55.1)	(206.8)	(33.1)	(68.1)	1.2	(851.9)
Other Operating Expenses	(4,309.9)	(592.0)	(338.5)	(60.7)	(771.4)	1,787.9	(4,284.6)
Operating Income	$682.0	$122.9	$590.3	$72.8	$61.2	$4.8	$1,534.0
Interest Expense	$(160.7)	$(32.1)	$(93.8)	$(25.1)	$(119.0)	$27.6	$(403.1)
Other Income, Net	44.9	2.5	22.7	1.7	1,161.7	(1,149.9)	83.6
Net Income Attributable to Common Shareholders	450.6	73.8	381.8	35.6	1,108.9	(1,117.5)	933.2
Cash Flows Used for Investments in Plant	781.2	322.8	732.4	84.0	181.2	—	2,101.6

	For the Three Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,931.6	$103.4	$347.8	$64.2	$258.1	$(529.3)	$2,175.8
Depreciation and Amortization	(188.4)	(16.1)	(64.3)	(11.1)	(17.2)	0.6	(296.5)
Other Operating Expenses	(1,448.2)	(99.3)	(159.6)	(25.5)	(275.9)	638.4	(1,370.1)
Operating Income/(Loss)	$295.0	$(12.0)	$123.9	$27.6	$(35.0)	$109.7	$509.2
Interest Expense	$(53.2)	$(11.7)	$(33.6)	$(8.9)	$(41.7)	$13.9	$(135.2)
Other Income/(Loss), Net	13.9	—	61.4	(0.2)	497.0	(545.1)	27.0
Net Income/(Loss) Attributable to Common Shareholders	197.3	(17.1)	107.5	17.5	435.2	(421.5)	318.9

	For the Nine Months Ended September 30, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,327.2	$779.9	$1,037.9	$163.5	$767.1	$(1,599.5)	$6,476.1
Depreciation and Amortization	(517.6)	(56.0)	(188.0)	(35.0)	(45.6)	1.7	(840.5)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(4,166.8)	(620.4)	(366.9)	(75.4)	(719.8)	1,708.2	(4,241.1)
Operating Income	$642.8	$103.5	$243.4	$53.1	$1.7	$110.4	$1,154.9
Interest Expense	$(153.3)	$(35.4)	$(94.5)	$(26.2)	$(130.3)	$40.0	$(399.7)
Other Income, Net	44.2	1.1	78.2	0.2	813.7	(833.6)	103.8
Net Income Attributable to Common Shareholders	422.7	57.6	138.4	26.3	697.2	(683.2)	659.0
Cash Flows Used for Investments in Plant	861.0	327.8	686.7	79.9	173.6	—	2,129.0

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2020	$23,864.7	$4,579.9	$11,469.7	$2,332.0	$22,230.1	$(20,969.1)	$43,507.3
As of December 31, 2019	22,541.9	4,345.5	10,904.0	2,351.7	20,469.6	(19,488.8)	41,123.9

17.     ACQUISITION OF ASSETS OF COLUMBIA GAS OF MASSACHUSETTS

On October 9, 2020, Eversource acquired certain assets that comprised NiSource’s local natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource Inc. The cash purchase price was $1.1 billion plus a target working capital amount, which is subject to adjustment to reflect actual working capital as of the closing date. Eversource financed the asset acquisition through a combination of debt and equity issuances in a ratio that was consistent with our consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. Eversource Gas Company of Massachusetts distributes natural gas to approximately 330,000 residential, commercial and industrial customers with over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts, adding to the approximately 300,000 natural gas customers that Eversource already serves in Massachusetts.

The transaction was approved by the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission. The relevant review period under the Hart-Scott-Rodino Act expired. On October 7, 2020, the DPU also approved a rate settlement with the Massachusetts Attorney General’s Office, the DOER, and the Low-Income Weatherization and Fuel Assistance Program Network.

The liabilities assumed by Eversource under the Agreement specifically excluded any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities assumed also excluded any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource did not assume any of CMA's or NiSource Inc.'s debt obligations or notes payable.

Due to the limited amount of time between the asset acquisition date and the Company’s filing of its Form 10-Q for the quarter ended September 30, 2020, the initial accounting and development of pro-forma financial information for the asset acquisition are incomplete, and therefore certain disclosures required under business combinations accounting guidance have been omitted.  The Company intends to include these disclosures in its 2020 Annual Report on Form 10-K.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as well as the Eversource 2019 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP, calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  Our earnings discussion also includes non-GAAP financial measures referencing our 2020 earnings and EPS excluding certain acquisition costs and our second quarter 2019 earnings and EPS excluding the impairment charge for the NPT project.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•
We earned $346.3 million, or $1.01 per share, in the third quarter of 2020, and $933.2 million, or $2.76 per share, in the first nine months of 2020, compared with $318.9 million, or $0.98 per share, in the third quarter of 2019, and $659.0 million, or $2.05 per share, in the first nine months of 2019. Our 2020 results include after-tax acquisition costs related to our purchase of the assets of Columbia Gas of Massachusetts (CMA) of $5.3 million, or $0.01 per share, in the third quarter of 2020, and $12.8 million, or $0.04 per share, in the first nine months of 2020. Results for the first nine months of 2019 include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our former investment in the NPT project. Excluding those acquisition costs in 2020, we earned $351.6 million, or $1.02 per share, in the third quarter of 2020, and $946.0 million, or $2.80 per share, in the first nine months of 2020. Excluding the NPT impairment charge, we earned $863.4 million, or $2.69 per share, in the first nine months of 2019.

•
Our electric distribution segment earned $205.5 million, or $0.60 per share, in the third quarter of 2020, and $450.6 million, or $1.33 per share, in the first nine months of 2020, compared with $197.3 million, or $0.61 per share, in the third quarter of 2019, and $422.7 million, or $1.32 per share, in the first nine months of 2019. Our natural gas distribution segment had a net loss of $14.0 million, or $0.04 per share, in the third quarter of 2020, and earnings of $73.8 million, or $0.22 per share, in the first nine months of 2020, compared with a net loss of $17.1 million, or $0.05 per share, in the third quarter of 2019, and earnings of $57.6 million, or $0.18 per share, in the first nine months of 2019.  Our water distribution segment earned $23.1 million, or $0.07 per share, in the third quarter of 2020, and $35.6 million, or $0.11 per share, in the first nine months of 2020, compared with $17.5 million, or $0.06 per share, in the third quarter of 2019, and $26.3 million, or $0.08 per share, in the first nine months of 2019.

•
Our electric transmission segment earned $125.6 million, or $0.36 per share, in the third quarter of 2020, and $381.8 million, or $1.13 per share, in the first nine months of 2020, compared with $107.5 million, or $0.33 per share, in the third quarter of 2019, and $138.4 million, or $0.43 per share in the first nine months of 2019. Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $342.8 million, or $1.07 per share, in the first nine months of 2019.

•
Eversource parent and other companies earned $6.1 million, or $0.02 per share, in the third quarter of 2020, and had a net loss of $8.6 million, or $0.03 per share, in the first nine months of 2020, compared with earnings of $13.7 million, or $0.03 per share, in the third quarter of 2019, and $14.0 million, or $0.04 per share, in the first nine months of 2019.  Excluding acquisition costs, Eversource parent and other companies earned $11.4 million, or $0.03 per share, in the third quarter of 2020, and $4.2 million, or $0.01 per share, in the first nine months of 2020.

•
We reaffirm 2020 non-GAAP earnings guidance of between $3.60 per share and $3.70 per share, which excludes the impact of acquisition and integration costs related to our purchase of the assets of CMA, and our long-term EPS growth rate through 2024 from our regulated utility businesses of between 5 to 7 percent.

•
As of the date of our filing, the outbreak of COVID-19 has not resulted in significant financial or operational impacts. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses. We are continuing to closely monitor the COVID-19 pandemic, and we continue to operate under our pandemic response plan.

Liquidity:

•
Cash flows provided by operating activities totaled $1.50 billion in the first nine months of 2020, compared with $1.49 billion in the first nine months of 2019. Investments in property, plant and equipment totaled $2.10 billion in the first nine months of 2020, compared with $2.13 billion in the first nine months of 2019.  Cash and Cash Equivalents totaled $730.0 million as of September 30, 2020, compared with $15.4 million as of December 31, 2019. Our available borrowing capacity under our commercial paper programs totaled $2.04 billion as of September 30, 2020.

•	In the first nine months of 2020, we issued 11,960,000 common shares, which resulted in proceeds of $929.0 million, net of issuance costs.

•
In the first nine months of 2020, we issued $2.36 billion of new long-term debt, consisting of $1.55 billion by Eversource parent, $400 million by NSTAR Electric, $150 million by PSNH, $190 million by NSTAR Gas and $70 million by Yankee Gas. Proceeds from these new issuances were used primarily to fund a portion of the purchase price for the CMA asset acquisition and to pay short-term borrowings at Eversource parent, refinance investments in eligible green expenditures at NSTAR Electric, and to refinance existing indebtedness, fund capital expenditures and for general corporate purposes at PSNH, NSTAR Gas and Yankee Gas.

•	On September 2, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on September 30, 2020 to shareholders of record as of September 17, 2020.

Strategic, Regulatory, Legislative and Other Items:

•
On October 9, 2020, Eversource completed the acquisition of certain assets that comprised NiSource’s local natural gas distribution business in Massachusetts, CMA, for a cash purchase price of $1.1 billion plus a target working capital amount, which is subject to adjustment to reflect actual working capital as of the closing date. On October 7, 2020, the DPU approved the rate plan related to the acquisition.

•
On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant amounts and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. Management continues to evaluate the storm restoration costs and believes our response to the storm was prudent and expects the costs meet the criteria for specific cost recovery. As a result, management does not expect the storm costs to have a material impact on the results of operations of Eversource or CL&P.  PURA has opened an investigation in Connecticut to review the preparation for and response of utilities to the storm. PURA will also investigate the prudence of costs incurred by CL&P to restore service as part of its response. CL&P expects to request recovery of these deferred storm costs through its regulatory recovery process before PURA in 2021.

•
New Connecticut legislation enacted on October 8, 2020 requires, among other things, PURA to open a proceeding by June 1, 2021 to begin to evaluate and eventually implement performance based regulation for electric distribution companies; extends deadlines for PURA to issue final decisions in rate cases, change of control transactions and financing proceedings to be more consistent with timeframes in many other U.S. jurisdictions; increases the maximum potential penalty for noncompliance with storm performance standards from 2.5 percent to 4 percent of annual electric distribution company revenue; and directs PURA to open a proceeding by January 1, 2021 to evaluate and decide when bill credits should be paid to electric customers who lose service in future storms, including when waivers of these criteria will be granted to utilities. This law has no impact on storm response, costs or impacts prior to July 1, 2021.

Impact of COVID-19

COVID-19 has adversely affected workers and the economy and caused volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. As of the date of our filing and based on available information, we have not experienced significant impacts directly related to the pandemic that have adversely affected our current operations, financial position, results of operations, and cash flows. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of planned proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

Operational: We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We have implemented our company-wide pandemic plan, which guides our emergency response, business continuity, and the precautionary measures we are taking to ensure the safety, health, and well-being of our employees, our customers, and our communities. We continue to adjust our company-wide pandemic plan to address various scenarios, including reduced workforce levels and limited mutual aid in the event of a significant storm event, and have implemented protective measures to mitigate the impact of COVID-19 on our workforce. We have implemented work from home policies where appropriate, resulting in nearly half of our employees working remotely. For our employees performing essential functions that are required onsite, such as field crews and system operations, we have taken significant safety measures, including establishing social distancing measures, enabling critical operations to be shifted to different control center locations if necessary, and increasing facility sanitization efforts and the use of personal protective equipment. At this time, our workforce staffing levels continue to enable us to safely and reliably deliver our critical services to customers.

In mid-March, we suspended non-critical work inside customer premises, which included energy audits inside our customers’ homes and businesses. These activities resumed in early July with the implementation of new health and safety guidelines for the restart of energy efficiency services to customers. As of the date of our filing, we do not expect a significant impact on our 2020 energy efficiency program spending and efforts, which assumes the continuation of energy efficiency programs throughout the remainder of 2020.

We are also preparing for the re-entry of our employees working remotely.  Our re-entry plan includes a multi-phase approach that is measured, cautious and gradual. The plan is informed by public health guidance with the safety of our employees and customers as our highest priority.  We are in the early phases of our re-entry plan and have returned fewer than 100 remote employees back to the workplace. State and federal guidelines, external conditions, and critical business priorities continue to inform the pace of our re-entry plan.  Significant health and safety measures and pandemic protocols, including social distancing requirements, the use of personal protective equipment, sanitization efforts and employee training, are in place for all employees currently working onsite and specific plans have been developed for our eventual re-entry to the workplace.

Among the states we serve, COVID-19 had initially spread in a rapid manner in Connecticut and Massachusetts during the outbreak that began in mid-March. Measures used to control it, such as social distancing and face coverings, are having a positive reduction in its spread. During the summer, these states had seen a decrease in the infection rate and daily confirmed cases, as well as more capacity in hospitals, and improved testing availability and contact tracing, as compared to the initial outbreak. However, currently in each of the states we serve, there has been an increase in the infection rate and daily confirmed cases, as compared to the lower summer levels.

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

As of September 30, 2020, our allowance for uncollectible customer receivable balance of $295.0 million, of which $178.7 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables.  We continue to evaluate the adequacy of the uncollectible allowance based on an ongoing assessment of accounts receivable collections and customer payment trends, economic conditions, delinquency statistics, the impact on residential customer bills because of energy usage and change in rates, COVID-19 developments, including any potential federal legislation, and analysis of aging-based quantitative assessments. This evaluation has shown that our operating companies have experienced an increase in aged receivables and some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Based upon the evaluation performed, for the three and nine months ended September 30, 2020, we increased the allowance for uncollectible costs incurred as a result of COVID-19 by $11.3 million and $16.5 million, respectively. These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs as we believe it is probable that these costs will ultimately be recovered from customers in rates. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

Beginning in March 2020, Connecticut, Massachusetts and New Hampshire established moratoriums on disconnections of residential and commercial customers for non-payment for utility service.  In all three states, a moratorium for lower income hardship residential customers will remain in place through the normal state regulated winter moratorium that ends in the spring of 2021.  In Connecticut, the moratorium for all remaining customers has expired, and on October 30, 2020, PURA denied a pending petition to extend the moratorium for non-hardship residential and small business customers.  In Massachusetts, the moratorium on commercial utility disconnections ended on September 1, 2020 and the moratorium on residential non-hardship disconnections ends on November 15, 2020.  In New Hampshire, the moratorium on residential and commercial utility disconnections ended on July 15, 2020.

We continue to work closely with our state regulatory commissions and consumer advocates on customer assistance measures, including payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. Our operating companies have also eliminated late payment charges at this time, with New Hampshire being the only state with a defined restart date of April 1, 2021.

As of September 30, 2020, net incremental costs as a result of COVID-19 that we have deferred totaled $15.1 million, of which $11.4 million was related to non-tracked uncollectible expense. In the third quarter and first nine months of 2020, incremental COVID-19 expenses that reduced pre-tax earnings totaled $2.1 million and $9.6 million, respectively, and related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. For further information on Connecticut, Massachusetts and New Hampshire COVID-19-related regulatory developments, see "Regulatory Developments and Rate Matters - COVID-19 Regulatory Dockets" included in this Management’s Discussion and Analysis.

An extended economic slowdown has resulted in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas, Eversource Gas Company of Massachusetts, and our Connecticut water distribution business do not materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms. Overall, our risk of exposure to lower demand and resulting lost sales revenues is limited as our regulated utilities, with the exception of PSNH, are under cost-of-service rates with revenue decoupling mechanisms and a significant portion of uncollectible expenses are tracked for ultimate recovery. Our revenue decoupling mechanisms replace actual customer usage with a fixed annual revenue stream, and each is reconciled each year as part of our annual decoupling filing in each respective jurisdiction.

As of September 30, 2020, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values. As of the date of our filing, based on available information and the current market trends, we do not expect an impairment to these assets for the remainder of 2020.

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

Pension and PBOP plan assets and obligations are remeasured annually using a December 31st measurement date. Our future pension and PBOP obligations are highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by an extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief. As of the date of our filing, we are unable to determine whether the pandemic will have a material impact to our future pension and PBOP obligations and plan costs and minimum funding requirements. Our Massachusetts utilities recover qualified pension and PBOP expenses through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$346.3	$1.01	$318.9	$0.98	$933.2	$2.76	$659.0	$2.05

Regulated Companies (non-GAAP)	$340.2	$0.99	$305.2	$0.95	$941.8	$2.79	$849.4	$2.65
Eversource Parent and Other Companies (non-GAAP)	11.4	0.03	13.7	0.03	4.2	0.01	14.0	0.04
Non-GAAP Earnings	$351.6	$1.02	$318.9	$0.98	$946.0	$2.80	$863.4	$2.69
Acquisition-Related Costs (after-tax) (1)	(5.3)	(0.01)	—	—	(12.8)	(0.04)	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	—	—	(204.4)	(0.64)
Net Income Attributable to Common Shareholders (GAAP)	$346.3	$1.01	$318.9	$0.98	$933.2	$2.76	$659.0	$2.05

(1) These costs are associated with our acquisition of the assets of Columbia Gas of Massachusetts.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$340.2	$0.99	$305.2	$0.95	$941.8	$2.79	$645.0	$2.01

Electric Distribution	$205.5	$0.60	$197.3	$0.61	$450.6	$1.33	$422.7	$1.32
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	125.6	0.36	107.5	0.33	381.8	1.13	342.8	1.07
Natural Gas Distribution	(14.0)	(0.04)	(17.1)	(0.05)	73.8	0.22	57.6	0.18
Water Distribution	23.1	0.07	17.5	0.06	35.6	0.11	26.3	0.08
Net Income - Regulated Companies (Non-GAAP)	$340.2	$0.99	$305.2	$0.95	$941.8	$2.79	$849.4	$2.65
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	—	—	(204.4)	(0.64)
Net Income - Regulated Companies (GAAP)	$340.2	$0.99	$305.2	$0.95	$941.8	$2.79	$645.0	$2.01

Our electric distribution segment earnings increased $8.2 million in the third quarter of 2020, as compared to the third quarter of 2019, due primarily to base distribution rate increases at CL&P effective May 1, 2020 and at NSTAR Electric effective January 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other tax expense, and higher depreciation expense.

Our electric distribution segment earnings increased $27.9 million in the first nine months of 2020, as compared to the first nine months of 2019, due primarily to base distribution rate increases at CL&P effective May 1, 2020 and May 1, 2019, at PSNH effective July 1, 2019 and at NSTAR Electric effective January 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, higher interest expense, higher property and other tax expense, and the absence of the first quarter 2019 recognition of carrying charges on PSNH's 2013 through 2016 storm costs approved for recovery.

Our electric transmission segment earnings increased $18.1 million in the third quarter of 2020, as compared to the third quarter of 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our electric transmission segment earnings increased $243.4 million in the first nine months of 2020, as compared to the first nine months of 2019, due primarily to the absence in 2020 of the second quarter 2019 impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share. Excluding the NPT impairment charge, earnings increased $39.0 million in the first nine months of 2020, as compared to the first nine months of 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Our natural gas distribution segment had a decreased loss of $3.1 million in the third quarter of 2020, as compared to the third quarter of 2019, due primarily to higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure, a base distribution rate increase at Yankee Gas effective January 1, 2020 and lower interest expense, partially offset by higher depreciation expense and higher property tax expense.

Our natural gas distribution segment earnings increased $16.2 million in the first nine months of 2020, as compared to the first nine months of 2019, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020, higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure and lower interest expense, partially offset by higher depreciation expense, higher operations and maintenance expense, and higher property tax expense.

Our water distribution segment earnings increased $5.6 million and $9.3 million in the third quarter and first nine months of 2020, respectively, as compared to the third quarter and first nine months of 2019, due primarily to an after-tax gain of $3.5 million on the sale of the water system and treatment plant of the Hingham, Massachusetts business, a gain on the sale of land, and lower interest expense. The increase in earnings for the first nine months was also due to higher revenues from Connecticut's capital tracker mechanism due to increased infrastructure improvements.

Eversource Parent and Other Companies:  Eversource parent and other companies' earnings decreased $7.6 million and $22.6 million in the third quarter and first nine months of 2020, respectively, as compared to the third quarter and first nine months of 2019, due primarily to the costs of the CMA asset acquisition of $5.3 million and $12.8 million in the third quarter and first nine months of 2020, respectively. The decrease in earnings for the first nine months of 2020, as compared to the first nine months of 2019, was also due to lower unrealized gains associated with our equity method investment in a renewable energy fund, partially offset by a higher return at Eversource Service as a result of increased investments in property, plant and equipment and lower interest expense.

Liquidity

Cash and Cash Equivalents totaled $730.0 million as of September 30, 2020 and were used to acquire the CMA assets on October 9, 2020. Cash totaled $15.4 million as of December 31, 2019.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: As of September 30, 2020, Eversource parent had a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  On November 2, 2020, Eversource parent’s commercial paper program was increased to $2.00 billion. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. On October 21, 2020, Eversource parent and Eversource Gas Company of Massachusetts entered into a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$—	$1,224.9	$1,450.0	$225.1	—%	1.98%
NSTAR Electric Commercial Paper Program	60.5	10.5	589.5	639.5	0.10%	1.63%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2020 or December 31, 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2020.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2020, there were intercompany loans from Eversource parent to CL&P of $235.9 million, to PSNH of $29.1 million, and to a subsidiary of NSTAR Electric of $36.6 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorization: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
3.95% 2020 Debentures	$400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
PSNH:
2.40% Series U First Mortgage Bonds	150.0	August 2020	September 2050	Refinanced short-term borrowings, funded capital expenditures and working capital
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
Eversource Parent 3.45% Series P Senior Notes (1)	300.0	August 2020	January 2050	(2)
Eversource Parent 0.80% Series Q Senior Notes	300.0	August 2020	August 2025	(2)
Eversource Parent 1.65% Series R Senior Notes	600.0	August 2020	August 2030	(2)
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
Yankee Gas 2.90% Series R First Mortgage Bonds	70.0	September 2020	September 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Aquarion Water Company of Massachusetts, Inc. and Aquarion Water Capital of Massachusetts, Inc. various term loans and general mortgage bonds	(32.2)	July 2020	Various	Redeemed long-term debt in conjunction with the sale of assets to the Town of Hingham, Massachusetts

(1)	These senior notes are part of the same series issued by Eversource parent in January 2020. The aggregate outstanding principal amount of these senior notes is now $650 million.

(2)	A portion of the proceeds from these Eversource parent issuances were used to acquire the CMA assets, with the remaining used to refinance short-term borrowings.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $20.2 million of interest payments in the first nine months of 2020 and paid $52.3 million of RRB principal payments and $26.8 million of interest payments in the first nine months of 2019.

Common Share Issuances and 2019 Forward Sale Agreement: On June 15, 2020, Eversource completed an equity offering of 6,000,000 common shares, resulting in proceeds of $509.2 million, net of issuance costs. On March 23, 2020, Eversource physically settled a portion of the forward sale agreement by delivering 1,500,000 common shares in exchange for net proceeds of $105.7 million. Subsequently, on March 26, 2020, Eversource physically settled the remaining portion of the forward sale agreement by delivering 4,460,000 common shares in exchange for net proceeds of $314.1 million. The March and June 2020 common share issuances resulted in total proceeds of $929.0 million, net of issuance costs, and were reflected in shareholders' equity and as financing activities on the statement of cash flows. A portion of the net proceeds were used to acquire the CMA assets.

Cash Flows:  Cash flows provided by operating activities totaled $1.50 billion in the first nine months of 2020, compared with $1.49 billion in the first nine months of 2019. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable and other working capital items, and a decrease of $12.4 million in Pension and PBOP contributions made in 2020, as compared to 2019. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, cash payments made in 2020 for storm restoration costs of approximately $56 million related to Tropical Storm Isaias, the timing of collections for regulatory tracking mechanisms primarily related to transmission costs and the impact of the CL&P temporary rate suspension, the absence of $68.8 million in DOE Phase IV proceeds received by CYAPC and YAEC in the second quarter of 2019, and the timing of fuel, material, supplies and REC inventories.

On September 2, 2020, our Board of Trustees approved a common share dividend payment of $0.5675 per share, which was paid on September 30, 2020 to shareholders of record as of September 17, 2020. In the first nine months of 2020, we paid cash dividends of $555.7 million and issued non-cash dividends of $17.2 million in the form of treasury shares, totaling dividends of $572.9 million. In the first nine months of 2019, we paid cash dividends of $495.6 million and issued non-cash dividends of $17.2 million in the form of treasury shares, totaling dividends of $512.8 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2020, CL&P, NSTAR Electric and PSNH paid $69.5 million, $196.5 million, and $22.3 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first nine months of 2020, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.10 billion, $609.7 million, $655.0 million, and $248.9 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $2.19 billion in the first nine months of 2020, compared to $2.18 billion in the first nine months of 2019.  These amounts included $178.3 million and $158.8 million in the first nine months of 2020 and 2019, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $15.8 million in the first nine months of 2020, as compared to the first nine months of 2019.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019
CL&P	$296.4	$333.6
NSTAR Electric	253.6	237.3
PSNH	154.8	108.4
NPT	—	9.7
Total Electric Transmission Segment	$704.8	$689.0

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 21 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court (SJC) and oral arguments are scheduled for March 2021. Additionally, on September 22, 2020, the SJC affirmed the Massachusetts Land Court’s earlier decision to dismiss the Town of Sudbury’s separate complaint that claimed the Massachusetts Bay Transportation Authority did not have the authority to lease property to Eversource, a private entity. The remaining upgrades are under construction and are expected to be placed in service in 2022. We estimate our portion of the investment will be approximately $750 million, of which $497.3 million has been spent and capitalized through September 30, 2020.

Southeastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission and substation upgrades in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. ISO-NE reassessed the need for projects that had yet to be constructed and reconfirmed the need for the majority of the originally identified reinforcements in July 2020. Twelve upgrades in Eversource's service territory were reconfirmed, and a single upgrade was deemed to no longer be required. Of the twelve upgrades, four require siting approvals from the Massachusetts regulatory agencies, of which three are before the agencies and one, a joint project with National Grid, has yet to be filed. Three substation projects will be permitted locally, three projects are under construction and two projects have been placed in-service. We estimate our portion of the investment will be approximately $175 million, of which $27 million has been spent and capitalized through September 30, 2020.

Hartford-Area Transmission Projects:  This portfolio of projects consists of 27 projects in the Hartford, Connecticut area with an expected total cost of approximately $302 million. As of September 30, 2020, all projects have been placed in service and CL&P has spent and capitalized $298.5 million in costs associated with these projects. The remaining project costs are expected to be spent in the fourth quarter of 2020.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2020
Basic Business	$149.4	$146.5	$38.9	$334.8	$59.7	$7.6	$402.1
Aging Infrastructure	133.2	178.8	58.7	370.7	268.0	82.5	721.2
Load Growth and Other	55.3	69.2	14.6	139.1	39.2	0.6	178.9
Total Distribution	337.9	394.5	112.2	844.6	366.9	90.7	1,302.2
Solar	—	1.1	—	1.1	—	—	1.1
Total	$337.9	$395.6	$112.2	$845.7	$366.9	$90.7	$1,303.3
2019
Basic Business	$189.4	$204.8	$29.4	$423.6	$48.7	$9.8	$482.1
Aging Infrastructure	171.2	143.2	74.7	389.1	225.2	65.4	679.7
Load Growth and Other	46.0	55.3	11.1	112.4	51.5	1.2	165.1
Total Distribution	406.6	403.3	115.2	925.1	325.4	76.4	1,326.9
Solar	—	6.6	—	6.6	—	—	6.6
Total	$406.6	$409.9	$115.2	$931.7	$325.4	$76.4	$1,333.5

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

Acquisition of Assets of Columbia Gas of Massachusetts: On October 9, 2020, Eversource acquired certain assets that comprised NiSource’s local natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource Inc. The cash purchase price was $1.1 billion plus a target working capital amount, which is subject to adjustment to reflect actual working capital as of the closing date. Eversource financed the asset acquisition through a combination of debt and equity issuances in a ratio that was consistent with our consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. Eversource Gas Company of Massachusetts distributes natural gas to approximately 330,000 residential, commercial and industrial customers with over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts, adding to the approximately 300,000 natural gas customers that Eversource already serves in Massachusetts.

The transaction was approved by the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission. The relevant review period under the Hart-Scott-Rodino Act expired.

The liabilities assumed by Eversource under the Agreement specifically excluded any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities assumed also excluded any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource did not assume any of CMA's or NiSource Inc.'s debt obligations or notes payable.

On October 7, 2020, the DPU approved a rate settlement agreement with Eversource, Eversource Gas Company of Massachusetts, NiSource, Bay State, the Massachusetts Attorney General's Office, the DOER and the Low-Income Weatherization and Fuel Assistance Program Network, which requested approval of the February 26, 2020 asset purchase agreement between Eversource and NiSource, as well as a rate stabilization plan, among other items. The settlement agreement included an authorized regulatory ROE of 9.70 percent as of January 1, 2021, a 53.25 percent equity component of its capital structure, and established rate base equal to $995 million as of the closing on October 9, 2020.

The approved rate stabilization plan includes base distribution rate increases of $13 million on November 1, 2021 and $10 million on November 1, 2022. The settlement agreement includes two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027. The two rate base resets adjust distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023, for the first rate base reset occurring on November 1, 2024, and through December 31, 2026, for the second rate base reset occurring on November 1, 2027. Notwithstanding the two distribution rate increases and the two rate base reset provisions, Eversource Gas Company of Massachusetts is not able to file for an increase or redesign of distribution base rates effective prior to November 1, 2028.

The settlement agreement also permits Eversource Gas Company of Massachusetts to seek recovery of both transaction and integration costs as a result of the asset acquisition after December 31, 2026, subject to DPU review and approval, and subject to certain conditions, such as demonstrating savings resulting from the acquisition.

Offshore Wind Business: Our offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases issued by BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S. On July 21, 2020, New York's second offshore wind RFP for up to 2,500 MW was issued, and on October 20, 2020, we submitted proposals for our Sunrise Wind 2 project in response to the RFP.

Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. As of September 30, 2020, Eversource's total equity investment balance in its offshore wind business was $679.4 million.

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

(3)
The Long Island Power Authority (LIPA) agreed to expand the original 20-year PPA from 90 MW to 130 MW through an amendment to the original agreement. The amendment is awaiting final approval from the New York Comptroller's Office.

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

The South Fork Wind project has commenced the federal siting and permitting process with the filing of its Construction Operations Plan (COP) application with BOEM in October 2018. The first major milestone in the BOEM review process is an issuance of a Notice of Intent to complete an Environmental Impact Statement (NOI), which South Fork Wind has received. In August 2020, we received the final review schedule from BOEM regarding South Fork Wind’s COP approval.  Based on this schedule and final United States Army Corps of Engineers approval, we expect to start construction on South Fork in early 2022. South Fork Wind is designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (“FAST41”) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the project’s permitting timelines. South Fork Wind’s FAST41 designation is due for reauthorization in 2020.

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. Both projects received FAST41 designation in 2020. We are awaiting BOEM to outline its timeline for completing the review of each of the Revolution Wind and Sunrise Wind COPs in an NOI.

South Fork Wind commenced the New York state siting process in 2018. On September 25, 2020, the state of New York Administrative Law Judge granted a change to the start of the South Fork Wind evidentiary hearing schedule to December 2, 2020, due to continuing settlement conferences amongst the parties. Onshore and near-shore site investigation activities occurring within New York’s jurisdiction were suspended in March 2020 due to work restrictions imposed in response to the COVID-19 pandemic. The activities that were suspended included offshore site investigations, and onshore environmental and geotechnical surveys. These activities resumed in early June following the release of revised guidance from the New York State Energy Research and Development Authority (NYSERDA). We are developing mitigation plans to address the impacts of the approximately two-month suspension of field activities due to these COVID-19 restrictions. These mitigation plans are intended to limit the impact and risk to our project timelines.

On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Amongst other things, the Joint Proposal included proposed mitigations to certain environmental, community and construction impacts associated with constructing electrical infrastructure. South Fork Wind was initially joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project.

Based on BOEM’s confirmed permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, we now expect the South Fork Wind project to be in-service by the end of 2023.

We anticipate the principal state permitting applications for Revolution Wind and Sunrise Wind will be filed in Rhode Island and New York, respectively, by the end of 2020. Sunrise Wind was subject to the same New York work restrictions as South Fork Wind between March 2020 and June 2020. For Sunrise Wind, these restrictions prevented progressing our site surveys in New York and within New York jurisdictional waters due to COVID-19 restrictions. These restrictions adversely impact the preparation of our federal and state permitting applications. As well, we do not have a definitive timeline on when we will receive BOEM’s NOI with respect to both Revolution Wind and Sunrise Wind. At this time, we believe that it is unlikely that the projected in-service dates of the end of 2023 and the end of 2024 for Revolution Wind and Sunrise Wind, respectively, will be met. While mitigation plans are being developed, we are currently awaiting the receipt of BOEM NOIs for Revolution Wind and Sunrise Wind in order to conclude on definitive in-service dates.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2020 and December 31, 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2020 and December 31, 2019.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2020, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2019 Form 10-K.

COVID-19 Regulatory Dockets: Beginning in March 2020, Connecticut, Massachusetts and New Hampshire established moratoriums on disconnections of residential and commercial customers for non-payment for utility service.  In all three states, a moratorium for lower income hardship residential customers will remain in place through the normal state regulated winter moratorium that ends in the spring of 2021.  In Connecticut, the moratorium for all remaining customers has expired, and on October 30, 2020, PURA denied a pending petition to extend the moratorium for non-hardship residential and small business customers.  In Massachusetts, the moratorium on commercial utility disconnections ended on September 1, 2020 and the moratorium on residential non-hardship disconnections ends on November 15, 2020.  In New Hampshire, the moratorium on residential and commercial utility disconnections ended on July 15, 2020.

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

In Massachusetts, on April 17, 2020, a coalition of electric, natural gas and water utilities submitted a comprehensive proposal to the DPU that would enable the state’s utilities to provide flexible payment arrangements to those customers who need financial assistance, while simultaneously maintaining the financial integrity necessary to continue to conduct and finance utility operations through appropriate ratemaking treatment and the establishment of a regulatory asset for COVID-19 related expenses, including uncollectible customer receivable expenses, among other proposals. On May 11, 2020, the DPU opened an inquiry into establishing policies and practices regarding customer assistance and ratemaking measures for electric and natural gas companies in response to the effects of COVID-19. On June 26, 2020, the DPU approved a COVID-19 customer outreach plan. On July 31, 2020, the DPU approved and adopted the coalition’s comprehensive Customer Assistance Plan involving extended payment plans and waiver of late fees, extended plans under available arrearage management plans (“AMPs”), and continuation of the Shut-Off Moratorium. On September 3, 2020, the DPU approved the 2020 small commercial arrearage forgiveness program (“AFP”) proposed by the electric and natural gas distribution companies.

In New Hampshire, on October 5, 2020, the NHPUC approved operating under an agreement governing collections and disconnection activities, deposit activities, flexible payment plans, and special arrangements for income-qualified customers for all New Hampshire utilities including Eversource’s electric and water utilities. Also, on August 18, 2020, the NHPUC Staff recommended that utilities in New Hampshire be permitted to create a regulatory asset for waived fees and incremental bad debt related to the COVID-19 pandemic. The NHPUC has yet to act on that recommendation.

For information on COVID-19-related regulatory deferrals recorded and COVID-19 charges incurred, see "Impact of COVID-19" included in this Management’s Discussion and Analysis.

Storm Event:

On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant amounts and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA has opened an investigation into CL&P's response to Tropical Storm Isaias.  PURA will also investigate the prudence of costs incurred by CL&P to restore service as part of its response.  CL&P is fully participating in PURA’s investigations and believes that these storm restoration costs were prudently incurred and meet the criteria for cost recovery.  As a result, management does not expect the storm costs to have a material impact on the results of operations of Eversource or CL&P.

Based on current estimates, the storm resulted in deferred storm restoration costs of approximately $257 million at CL&P and $276 million at Eversource as of September 30, 2020. The estimated cost of restoration will change as additional cost information becomes available and final storm costs are deferred or capitalized. The majority of incremental storm costs relate to third-party vendors that are external field crews needed to restore power and address municipal priorities. CL&P’s current estimate of total storm costs includes its projection of the cost of such vendors, but that estimate will change as CL&P receives and examines all storm related invoices. On October 12, 2020, CL&P filed a motion requesting an extension of time to submit a final and complete report on storm costs to PURA by July 1, 2021. On October 23, 2020, PURA denied this request, and on November 2, 2020, CL&P filed a request for reconsideration of PURA’s ruling.

Connecticut:

CL&P Storm Investigation: On August 7, 2020, PURA issued a notice that it had opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. Hearings are currently scheduled to begin on December 14, 2020 and a final decision is expected on April 28, 2021. If the April 28, 2021 final decision concludes that CL&P failed to comply with applicable storm performance standards, then a separate proceeding will be initiated on May 7, 2021 to examine if and what amount of any civil penalty could potentially be imposed on CL&P, with a final decision currently anticipated on July 14, 2021.

CL&P Rate Suspension: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates to ensure that CL&P is not over-collecting revenues in the short-term. Rates were adjusted effective August 1, 2020. PURA indicated that this was due to the convergence of a number of recent events, including the COVID-19 crisis and its corresponding effect on customer energy usage, as well as the warmer than normal weather in July. The impact of the temporary suspension of rates is deferred on our balance sheet and results in an increase to our regulatory assets, with no impact on the statement of income, and an expected delay in the collection of our costs.

On November 3, 2020, PURA issued a proposed final decision in which it adjusted the timing of the annual rate adjustments for the Revenue Decoupling Mechanism Charge, the Transmission Adjustment Clause charge, the Non-Bypassable Federally Mandated Congestion Charge, and the Electric System Improvements Tracker so that these rates take effect on May 1st of each year, as opposed to the current process of adjusting rates each January 1 and July 1. The proposed final decision would also modify the calculation of carrying charges and shift the timing of recovery to rely on more actual versus forecasted information, among other changes.   A final decision is due to be issued on November 25, 2020.

Massachusetts:

NSTAR Gas Rate Case: On October 30, 2020 the DPU approved a base distribution rate increase of $23.0 million effective November 1, 2020, compared to the original request of $38.0 million. NSTAR Gas' 2019 plant additions are allowed recovery beginning on November 1, 2021.  Thus, the reduced revenue requirement reflects the removal of this recovery, among other adjustments. The DPU also approved NSTAR Gas' proposal to continue its ongoing Gas System Enhancement Program (GSEP), the inclusion of GSEP investments since 2015 into base rates, and the implementation of a 10-year performance-based ratemaking plan, which includes an inflation-based adjustment mechanism to annual base distribution rates. The decision allows an authorized regulatory ROE of 9.9 percent on a capital structure including 54.77 percent equity. The decision also approves a geothermal pilot program.

Sale of Water System: On July 31, 2020, we sold our water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts.  Net property, plant and equipment of $63.9 million and goodwill of $23.6 million were included in determining the gain on sale.  Proceeds from the sale were $110.5 million, with a pre-tax gain of $16.0 million (after-tax gain of $3.5 million) recognized within Operations and Maintenance Expense on the statement of income in the third quarter of 2020.  The assets and liabilities associated with the sale of the business were previously reflected in the Water Distribution segment and reporting unit.

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

On October 9, 2020, PSNH filed a settlement agreement on permanent rates between it and all parties to the proceeding. Pursuant to that settlement, PSNH would be permitted a permanent rate increase of approximately $45 million, effective as of January 1, 2021. PSNH is also permitted three step increases, effective January 1, 2021, August 1, 2021, and January 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. The settlement also sets an authorized regulatory ROE of 9.3 percent with a 54.4 percent common equity ratio in PSNH’s capital structure and provides for a new tracker to recover regulatory assessments, vegetation management costs, property tax costs, and lost distribution revenue attributable to net metering. Hearings commenced at the end of October 2020 and a decision by the NHPUC is expected by the end of November 2020.

Audit Report of Generation Asset Divestiture-Related Costs: On May 15, 2020, the NHPUC Audit Staff issued a final report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs. The findings in the audit report as well as other aspects of the divestiture process were further investigated by NHPUC Staff through the discovery phase, which was completed in July 2020.

On September 30, 2020, PSNH filed a settlement agreement on the generation asset divestiture-related costs with the NHPUC Audit Staff. The settlement agreement resolves all issues with respect to PSNH’s divestiture of its generating assets and the recovery of $12.0 million of divestiture-related costs above the $635.7 million amount previously securitized. The $12.0 million shall be recovered over a one-year period beginning in February 2021. Hearings are expected to commence in November 2020 and a decision by the NHPUC is expected by the end of 2020. We continue to believe the amounts deferred are probable of recovery.

Legislative and Policy Matters

Connecticut: On October 8, 2020, Connecticut enacted Public Act 20-5 (House Bill Number 7006), September Special Session (the Act). The Act, among other things, (1) requires PURA to open a proceeding by June 1, 2021 to begin to evaluate and eventually implement performance based regulation for electric distribution companies, and permits PURA to open a proceeding to consider such regulation for natural gas and water companies; (2) extends deadlines for PURA to issue final decisions in rate cases, change of control transactions and financing proceedings to be more consistent with timeframes in many other U.S. jurisdictions; (3) increases the maximum potential penalty for noncompliance with storm performance standards from 2.5 percent to 4 percent of annual electric distribution company revenue; and (4) directs PURA to open a proceeding by January 1, 2021 to evaluate and decide when bill credits should be paid to electric customers who lose service in future storms, including when waivers of these criteria will be granted to utilities. This law has no impact on storm response, costs or impacts prior to July 1, 2021.

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

Contractual Obligations and Commercial Commitments: See Note 9B, "Commitments and Contingencies – Long-Term Contractual Arrangements," for discussion of material changes to contractual obligations since the Eversource 2019 Form 10-K.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Operating Revenues	$2,343.6	$2,175.8	$167.8	$6,670.5	$6,476.1	$194.4
Operating Expenses:
Purchased Power, Fuel and Transmission	806.3	730.3	76.0	2,313.0	2,326.0	(13.0)
Operations and Maintenance	332.0	331.1	0.9	1,006.1	994.7	11.4
Depreciation	244.5	222.6	21.9	721.2	656.6	64.6
Amortization	57.5	73.9	(16.4)	130.7	183.8	(53.1)
Energy Efficiency Programs	145.0	136.8	8.2	408.8	382.8	26.0
Taxes Other Than Income Taxes	197.1	171.9	25.2	556.7	537.7	19.0
Impairment of Northern Pass Transmission	—	—	—	—	239.6	(239.6)
Total Operating Expenses	1,782.4	1,666.6	115.8	5,136.5	5,321.2	(184.7)
Operating Income	561.2	509.2	52.0	1,534.0	1,154.9	379.1
Interest Expense	134.0	135.2	(1.2)	403.2	399.6	3.6
Other Income, Net	29.2	27.0	2.2	83.6	103.8	(20.2)
Income Before Income Tax Expense	456.4	401.0	55.4	1,214.4	859.1	355.3
Income Tax Expense	108.2	80.2	28.0	275.6	194.5	81.1
Net Income	348.2	320.8	27.4	938.8	664.6	274.2
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$346.3	$318.9	$27.4	$933.2	$659.0	$274.2

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage (Decrease)	Sales Volumes (MG)		Percentage Increase
Three Months Ended September 30:	2020	2019		2020	2019		2020	2019
Traditional	2,110	2,078	1.5%	—	—	—%	770	695	10.8%
Decoupled and Special Contracts (1)	12,281	12,261	0.2%	11,351	11,557	(1.8)%	8,102	6,961	16.4%
Total Sales Volumes	14,391	14,339	0.4%	11,351	11,557	(1.8)%	8,872	7,656	15.9%

Nine Months Ended September 30:
Traditional	5,805	5,803	—%	—	—	—%	1,686	1,604	5.1%
Decoupled and Special Contracts (1)	32,404	33,298	(2.7)%	68,920	74,915	(8.0)%	17,658	16,173	9.2%
Total Sales Volumes	38,209	39,101	(2.3)%	68,920	74,915	(8.0)%	19,344	17,777	8.8%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$128.7	$154.7
Natural Gas Distribution	6.8	(9.9)
Electric Transmission	41.5	97.7
Water Distribution	(0.1)	3.1
Other	64.2	133.6
Eliminations	(73.3)	(184.8)
Total Operating Revenues	$167.8	$194.4

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:

•
Base electric distribution revenues increased $23.3 million and $87.2 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively, due primarily to the impact of CL&P's base distribution rate increases effective May 1, 2020 and May 1, 2019, which include recovery of storm costs and certain other items that do not impact earnings, the impact of a PSNH temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings, and an NSTAR Electric base distribution rate increase effective January 1, 2020.

•
Base natural gas distribution revenues increased $3.1 million and $15.1 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, respectively, due primarily to a base distribution rate increase at Yankee Gas effective January 1, 2020.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  However, tracked revenues do include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(29.3)	$(171.6)	$(4.1)	$(38.9)
CL&P FMCC	51.4	92.2	—	—
Other distribution tracking mechanisms	28.4	35.5	4.2	27.1
Wholesale Market Sales Revenue	46.5	107.2	3.2	(9.7)

The decrease in energy supply procurement within electric distribution was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes for the three and nine month periods. The increase in the CL&P FMCC regulatory tracking mechanism revenues and the increase in wholesale market sales revenue within electric distribution was due primarily to the new Millstone PPA entered into by CL&P in 2019, as required by regulation. Beginning in the fourth quarter of 2019, CL&P sells the energy purchased from Millstone Nuclear Power Station (Millstone) into the wholesale market and uses the proceeds from the energy sales to offset a portion of the contract costs. The net costs under the contract are recovered from customers in the FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $41.5 million and $97.7 million for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to continued investment in our transmission infrastructure. Electric transmission revenues also increased for the nine months ended September 30, 2020 as compared to the same period in 2019, as a result of a higher benefit from the annual billing and cost reconciliation filing with FERC.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased/(decreased) for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Purchased Power Costs	$77.7	$100.8
Natural Gas Costs	(0.7)	(46.1)
Transmission Costs	14.1	(4.1)
Eliminations	(15.1)	(63.6)
Total Purchased Power, Fuel and Transmission	$76.0	$(13.0)

The increase in purchased power expense at the electric distribution business for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was driven primarily by the impact of energy purchases from the new Millstone PPA and higher average supply-related sales volumes, partially offset by lower average prices. The decrease in natural gas supply costs at our natural gas distribution business for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was due primarily to lower average prices and lower average sales volumes.

The increase in transmission costs for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. The decrease in transmission costs for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the retail transmission cost deferral. This was partially offset by an increase in Local Network Service charges and an increase in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(4.3)	$(14.1)
Storm Restoration Costs	10.1	8.6
Operations-related expenses, including vegetation management, vehicles, and outside services	(4.2)	1.8
Shared corporate costs (including computer software depreciation at Eversource Service)	7.2	17.9
COVID-19 Costs	1.9	8.6
Other non-tracked operations and maintenance	(1.5)	(2.3)
Total Base Electric Distribution (Non-Tracked Costs)	9.2	20.5
Base Natural Gas Distribution (Non-Tracked Costs)	0.3	2.7
Water Distribution:
Gain on sale of Hingham water system	(16.0)	(16.0)
Other	0.7	0.6
Total Water Distribution	(15.3)	(15.4)
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	16.0	23.3
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	(11.7)	33.4
Acquisition costs related to CMA	7.4	17.6
Eliminations	(5.0)	(70.7)
Total Operations and Maintenance	$0.9	$11.4

Depreciation expense increased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due to higher utility plant in service balances.

Amortization expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates.  This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization decreased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the deferral of energy supply and energy-related costs. Amortization decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due to the under recovery of energy purchases related to the Millstone PPA at CL&P and due to the deferral of energy supply and energy-related costs.

Energy Efficiency Programs expense increased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to the deferral adjustment at CL&P, PSNH and NSTAR Gas, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers and the timing of the recovery of energy efficiency costs. The increase was partially offset by a decrease in spending on certain large energy efficiency projects in 2020 compared to 2019 at NSTAR Electric due to timing. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes. The increase for the nine month period was partially offset by a decrease of $21.4 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut.

Interest Expense decreased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to a decrease in interest on notes payable ($4.5 million), partially offset by an increase in interest on long-term debt as a result of new debt issuances ($3.6 million). Interest Expense increased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($17.0 million) and higher amortization of debt discounts and premiums, net ($3.5 million), partially offset by a decrease in interest on notes payable ($13.0 million), and an increase in AFUDC related to debt funds and other capitalized interest ($3.1 million).

Other Income, Net increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to investment income in 2020 compared to investment losses in 2019 driven by market volatility ($3.8 million) and a gain on the sale of property ($1.5 million), partially offset by a decrease in equity in earnings related to Eversource's equity method investments ($2.2 million) and lower interest income ($1.4 million).

Other Income, Net decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to a decrease in equity in earnings related to Eversource's equity method investments ($23.2 million), the absence in 2020 of the recognition of the equity component of the carrying charges related to PSNH storm costs recorded in interest income in the first quarter of 2019 ($5.2 million) and lower AFUDC related to equity funds ($2.7 million), partially offset by an increase related to pension, SERP and PBOP non-service income components ($11.1 million).

Income Tax Expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($8.3 million), higher state taxes ($6.4 million), by a decrease in tax planning benefits ($9.5 million), a decrease in amortization of EDIT ($0.1 million), the sale of Hingham water system ($12.5 million), a decrease in share-based payment excess tax benefits ($0.1 million), and a return to provision adjustment ($3.0 million), partially offset by an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.1 million), and the absence in 2020 of an increase in valuation allowance ($9.8 million).

Income Tax Expense increased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to higher pre-tax earnings ($21.0 million), higher state taxes ($16.2 million), by the absence in 2020 of the impairment of NPT ($35.2 million), by a decrease in tax planning benefits ($9.5 million), the sale of Hingham water system ($12.5 million), return to provision adjustments ($3.0 million), and an increase in flow-through items and permanent differences ($1.3 million), partially offset by an increase in share-based payment excess tax benefits ($5.1 million), an increase in amortization of EDIT ($2.7 million), and the absence in 2020 of an increase in valuation allowance ($9.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)	2020	2019	Increase/ (Decrease)
Operating Revenues	$2,711.4	$2,444.0	$267.4	$2,270.2	$2,358.2	$(88.0)	$815.3	$797.8	$17.5
Operating Expenses:
Purchased Power and Transmission	1,089.2	865.4	223.8	702.1	859.2	(157.1)	273.3	300.7	(27.4)
Operations and Maintenance	417.7	399.1	18.6	369.3	342.8	26.5	151.8	156.2	(4.4)
Depreciation	238.7	224.1	14.6	238.2	220.3	17.9	74.5	69.7	4.8
Amortization of Regulatory Assets, Net	37.2	78.5	(41.3)	69.1	73.1	(4.0)	39.0	39.9	(0.9)
Energy Efficiency Programs	109.7	86.9	22.8	210.7	227.0	(16.3)	29.2	20.2	9.0
Taxes Other Than Income Taxes	260.6	261.1	(0.5)	154.1	144.4	9.7	58.4	50.6	7.8
Total Operating Expenses	2,153.1	1,915.1	238.0	1,743.5	1,866.8	(123.3)	626.2	637.3	(11.1)
Operating Income	558.3	528.9	29.4	526.7	491.4	35.3	189.1	160.5	28.6
Interest Expense	115.0	112.3	2.7	95.0	85.4	9.6	44.1	44.6	(0.5)
Other Income, Net	16.3	11.6	4.7	38.2	32.5	5.7	10.9	14.6	(3.7)
Income Before Income Tax Expense	459.6	428.2	31.4	469.9	438.5	31.4	155.9	130.5	25.4
Income Tax Expense	103.5	101.2	2.3	106.3	99.8	6.5	37.5	30.0	7.5
Net Income	$356.1	$327.0	$29.1	$363.6	$338.7	$24.9	$118.4	$100.5	$17.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	Percentage Decrease
CL&P	15,318	15,681	(363)	(2.3)%
NSTAR Electric	17,086	17,617	(531)	(3.0)%
PSNH	5,805	5,803	2	—%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $267.4 million at CL&P and $17.5 million at PSNH, and decreased $88.0 million at NSTAR Electric, for the nine months ended September 30, 2020, as compared to the same period in 2019.

Base Distribution Revenues:

•
CL&P's distribution revenues increased $31.7 million due primarily to the impact of its base distribution rate increases effective May 1, 2020 and May 1, 2019, which include recovery of storm costs and certain other items that do not impact earnings.

•	NSTAR Electric's distribution revenues increased $25.9 million due primarily to the impact of its base distribution rate increase effective January 1, 2020.

•
PSNH's distribution revenues increased $29.6 million due primarily to the impact of its temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  However, tracked revenues do include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked revenues increased/(decreased) for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(47.6)	$(98.2)	$(25.8)
CL&P FMCC	92.2	—	—
Other distribution tracking mechanisms	38.6	(12.3)	9.2
Wholesale Market Sales Revenue	124.3	(16.1)	(1.0)

The decrease in energy supply procurement at CL&P and PSNH reflects lower average prices, partially offset by higher average supply-related sales volumes for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease in energy supply procurement at NSTAR Electric reflects both lower average prices and lower average supply-related sales volumes for the nine months ended September 30, 2020, as compared to the same period in 2019.

The increase in the CL&P FMCC regulatory tracking mechanism revenues and the increase in wholesale market sales revenue was due primarily to the new Millstone PPA entered into by CL&P in 2019, as required by regulation. Beginning in the fourth quarter of 2019, CL&P sells the energy purchased from Millstone into the wholesale market and uses the proceeds from the energy sales to offset a portion of the contract costs. The net costs under the contract are recovered from customers in the FMCC rate.

Transmission Revenues: Transmission revenues increased $35.0 million at CL&P, $41.9 million at NSTAR Electric, and $20.8 million at PSNH for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $8.8 million at CL&P, $33.0 million at NSTAR Electric and $13.5 million at PSNH for the nine months ended September 30, 2020, as compared to the same period in 2019.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$254.6	$(123.3)	$(30.5)
Transmission Costs	(19.9)	(0.9)	16.7
Eliminations	(10.9)	(32.9)	(13.6)
Total Purchased Power and Transmission	$223.8	$(157.1)	$(27.4)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•	The increase at CL&P was due primarily to the new Millstone PPA energy purchases and higher average supply-related sales volumes, partially offset by lower average prices.

•	The decrease at NSTAR Electric was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices and lower average supply-related sales volumes.

•
The decrease at PSNH was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher average supply-related sales volumes.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
The decrease in transmission costs at CL&P and NSTAR Electric was due primarily to a reduction to the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments.

•
The increase in transmission costs at PSNH was primarily the result of an increase in Local Network Service charges and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$1.0	$(13.2)	$(1.9)
Storm Restoration Costs	7.2	0.4	1.0
Operations-related expenses, including vegetation management, vehicles, and outside services	(1.5)	1.9	1.4
Shared corporate costs (including computer software depreciation at Eversource Service)	7.1	8.5	2.3
COVID-19 Costs	3.6	3.5	1.5
Other non-tracked operations and maintenance	(4.6)	2.8	(0.5)
Total Base Electric Distribution (Non-Tracked Costs)	12.8	3.9	3.8
Tracked Costs:
Transmission expenses	(2.1)	7.1	(2.0)
Other tracked operations and maintenance	7.9	15.5	(6.2)
Total Tracked Costs	5.8	22.6	(8.2)
Total Operations and Maintenance	$18.6	$26.5	$(4.4)

Depreciation increased for the nine months ended September 30, 2020, as compared to the same period in 2019, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was due primarily to the under recovery of energy purchases related to the Millstone PPA and the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

•
The decrease at NSTAR Electric was due to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P and PSNH was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs.

•	The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2020, as compared to 2019.

Taxes Other Than Income Taxes increased/decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The decrease at CL&P was related to a $21.4 million decrease in the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The decrease was partially offset by higher property taxes as a result of a higher utility plant balance, higher gross earnings taxes, and the absence in 2020 of a use tax refund received in 2019.

•	The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased/decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due to higher interest on long-term debt ($6.2 million), partially offset by a decrease in interest expense on regulatory deferrals ($1.0 million), lower amortization of debt discounts and premiums, net ($1.0 million) and a decrease in interest on short-term notes payable ($0.9 million).

•
The increase at NSTAR Electric was due to higher interest on long-term debt ($8.9 million), an increase in interest expense on regulatory deferrals ($4.6 million), and a decrease in AFUDC related to debt funds ($1.6 million), partially offset by a decrease in interest on short-term notes payable ($3.3 million).

•	The decrease at PSNH was due to a decrease in RRB interest expense ($1.0 million), partially offset by higher interest on long-term debt ($0.6 million).

Other Income, Net increased/decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•	The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($2.9 million) and an increase in AFUDC related to equity funds ($2.0 million).

•
The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($4.2 million) and an increase in AFUDC related to equity funds ($1.1 million).

•
The decrease at PSNH was due primarily to the absence in 2020 of the recognition of the equity component of the carrying charges related to storm costs recorded in interest income in 2019 ($5.2 million), partially offset by an increase related to pension, SERP and PBOP non-service income components ($1.7 million) and an increase in AFUDC related to equity funds ($1.4 million).

Income Tax Expense increased for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

•
The increase at CL&P was due primarily to higher pre-tax earnings ($6.6 million), higher state taxes ($2.4 million), return to provision adjustments ($1.1 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.3 million), partially offset by an increase in share-based payment excess tax benefits ($1.8 million), and the absence in 2020 of an increase in the valuation allowance ($9.3 million).

•
The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($6.6 million), higher state taxes ($2.1 million), and return to provision adjustments ($0.5 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), and an increase in share-based payment excess tax benefits ($1.8 million).

•
The increase at PSNH was due primarily to higher pre-tax earnings ($5.3 million), higher state taxes ($1.2 million), and return to provision adjustments ($1.7 million), partially offset by an increase in share-based payment excess tax benefits ($0.6 million) and in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.1 million).

EARNINGS SUMMARY

CL&P's earnings increased $29.1 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increases effective May 1, 2020 and May 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, and higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, higher property and other tax expense, and higher interest expense.

NSTAR Electric's earnings increased $24.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increase effective January 1, 2020 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher depreciation expense, higher interest expense, higher operations and maintenance expense, and higher property and other tax expense.

PSNH's earnings increased $17.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the temporary base distribution rate increase effective July 1, 2019, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by the absence of the first quarter 2019 recognition of carrying charges on its 2013 through 2016 storm costs approved for recovery and higher operations and maintenance expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $399.2 million for the nine months ended September 30, 2020, as compared to $531.5 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable and cash payments made in 2020 for storm restoration costs of approximately $56 million related to Tropical Storm Isaias. In addition, the timing of cash payments made on our accounts payable, the timing of other working capital items, and the timing of collections for regulatory tracking mechanisms, which includes the impact of the CL&P temporary rate suspension, contributed to the decrease in operating cash flows. Partially offsetting these unfavorable impacts were lower income tax payments made of $14.9 million in the first nine months of 2020, as compared to the same period in 2019.

NSTAR Electric had cash flows provided by operating activities of $502.6 million for the nine months ended September 30, 2020, as compared to $586.9 million in the same period of 2019.  The decrease in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms primarily related to transmission costs, the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, the timing of other working capital items, and a $23.4 million increase in income tax payments made in 2020, as compared to the same period in 2019.

PSNH had cash flows provided by operating activities of $149.2 million for the nine months ended September 30, 2020, as compared to $202.8 million in the same period of 2019.  The decrease in operating cash flows was due primarily to income tax payments of $23.0 million in the first nine months of 2020, as compared to income tax refunds received of $11.5 million in the same period in 2019, the timing of REC inventories, the timing of collections for regulatory tracking mechanisms, and the timing of cash payments on our accounts payable and cash collections on our accounts receivable.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2020 and 2019 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2020	2019	Increase/(Decrease)
Operating Revenues	$994.3	$853.9	$140.4
Operating Expenses:
Purchased Power and Transmission	399.1	299.0	100.1
Operations and Maintenance	147.5	135.1	12.4
Depreciation	80.6	76.3	4.3
Amortization of Regulatory Assets, Net	36.4	30.4	6.0
Energy Efficiency Programs	41.8	40.1	1.7
Taxes Other Than Income Taxes	97.7	82.7	15.0
Total Operating Expenses	803.1	663.6	139.5
Operating Income	191.2	190.3	0.9
Interest Expense	38.4	39.5	(1.1)
Other Income, Net	5.9	4.8	1.1
Income Before Income Tax Expense	158.7	155.6	3.1
Income Tax Expense	38.6	43.9	(5.3)
Net Income	$120.1	$111.7	$8.4

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 5,798 and 5,728 for the three months ended September 30, 2020 and 2019, respectively, resulting in an increase of 1.2 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $140.4 million for the three months ended September 30, 2020, as compared to the same period in 2019.

Base Distribution Revenues: CL&P's distribution revenues increased $8.9 million due primarily to the impact of its base distribution rate increase effective May 1, 2020, which includes recovery of storm costs and certain other items that do not impact earnings.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues
Energy supply procurement	$(1.5)
FMCC	51.4
Other distribution tracking mechanisms	22.6
Wholesale Market Sales Revenue	46.2

Transmission Revenues: Transmission revenues increased $15.0 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $2.7 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$105.6
Transmission Costs	(2.7)
Eliminations	(2.8)
Total Purchased Power and Transmission	$100.1

The increase in purchased power costs was due primarily to the new Millstone PPA energy purchases and higher average supply-related sales volumes, partially offset by lower average prices. The decrease in transmission costs was due primarily to a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by CL&P over its local transmission network and an increase in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Storm Restoration Costs	$6.9
Shared corporate costs (including computer software depreciation at Eversource Service)	2.8
Other non-tracked operations and maintenance	(1.0)
Total Base Electric Distribution (Non-Tracked Costs)	8.7
Total Tracked Costs	3.7
Total Operations and Maintenance	$12.4

Depreciation expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to a higher net plant in service balance.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased at CL&P for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to higher gross earnings taxes, higher property taxes as a result of a higher utility plant balance, and the absence in 2020 of a use tax refund received in 2019.

Interest Expense decreased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to a decrease in interest on short-term notes payable ($1.1 million) and a decrease in interest expense on regulatory deferrals ($1.0 million), partially offset by higher interest on long-term debt ($1.1 million).

Other Income, Net increased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to investment income in 2020 compared to investment losses in 2019 driven by market volatility ($2.1 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($0.8 million).

Income Tax Expense decreased for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the absence in 2020 of an increase in valuation allowance ($9.3 million), partially offset by higher pre-tax earnings ($0.7 million), higher state taxes ($0.8 million), return to provision adjustments ($1.1 million), and by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.4 million).

EARNINGS SUMMARY

CL&P's earnings increased $8.4 million for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to the base distribution rate increase effective May 1, 2020, an increase in transmission earnings driven by a higher transmission rate base, and higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other tax expense, and higher depreciation expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2020, our regulated companies held collateral (letters of credit or cash) of $5.0 million from counterparties related to our standard service contracts.  As of September 30, 2020, Eversource had $29.6 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2020 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The global pandemic of the novel coronavirus (COVID-19) has resulted in widespread disruption to the many systems and processes of daily life, as well as the overall economic market and outlook, which could cause various unfavorable impacts to our customers, vendors, employees, regulators, and operations and could adversely affect our financial position, results of operations and cash flows.

We are responding to COVID-19 by taking steps to mitigate the potential risks to Eversource posed by its spread. We provide a critical service to our customers, which means it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to COVID-19. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and our customers. As part of our pandemic plan, we are taking extra precautions to mitigate an adverse material impact to the following risk factors that we believe could continue to be impacted by COVID-19:

•
Cybersecurity attacks: During the COVID-19 timeframe, we had initially seen an increase in the volume of perimeter scanning for vulnerabilities, but have recently seen a return of pre-COVID-19 volume of perimeter scanning. This scanning can be leveraged to compromise a system.  We have also seen increased business email compromises of vendors to gain access to their email systems to be used in more advanced phishing attacks.  We had seen increased phishing attempts targeted at our employees by outside parties to gain control of our systems and network.  We continue to implement strong cybersecurity measures and have increased the education of our employees and contractors to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and to ensure uninterrupted service to our customers.  Our incident response team works with compromised vendors to assist them in improving their security posture.  We also continuously review and update our response plans to include responding to an event while in a remote work environment.

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

•
Actions of regulators: We continue to work closely with our state regulatory commissions and consumer advocates on customer assistance measures, including payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions to recover our incremental costs associated with COVID-19, while balancing the impact on our customers’ bills and our operating cash flows, however our financial condition may be adversely affected depending on the outcome of planned proceedings before our state regulatory commissions.

•
Timing of strategic development opportunities: The successful execution of our timeline for developing our offshore wind projects is based on several factors, including state and federal siting and permitting approvals. Between March 2020 and June 2020, COVID-19-related work restrictions prohibited work in New York and within New York jurisdictional waters. Those restrictions delayed offshore site investigations, and onshore environmental and geotechnical surveys, which could adversely impact our project siting and permit filing timelines. On September 25, 2020, the state of New York Administrative Law Judge granted a change to the start of the South Fork Wind evidentiary hearing schedule to December 2, 2020, due to continuing settlement conferences amongst the parties. Although we are unable to predict the impact of those delays on our offshore wind projects at this time, we are currently developing mitigation plans to address permitting delays due to COVID-19 restrictions on our offshore wind projects. Similarly, we are unable to assess the potential impact that a reintroduction of these work restrictions in response to a future increase in COVID-19 infections would have on our projects.

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

•
Impact to Benefit Plans: As of September 30, 2020, under the Pension Protection Act, the funded status of our pension plan was approximately 103 percent. The pension and PBOP plans' funded status is highly dependent on benefit plan asset returns, interest rates, and discount rates, all of which could be materially impacted by an extended economic slowdown. Should these financial metrics be negatively impacted by COVID-19 as of December 31, 2020, it could result in the underperformance of our pension and PBOP plan investments, an increase in pension and PBOP obligations and employee benefit plan costs, and in a minimum pension funding requirement due by March 31, 2022 for the 2021 Plan year. We continue to monitor federal legislative pension developments that could provide additional pension funding relief.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2020	—	$—	—	—
August 1 - August 31, 2020	—	—	—	—
September 1 - September 30, 2020	2,277	83.53	—	—
Total	2,277	$83.53	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4.1
Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 20, 2020, File No. 001-05324)

*	4.2
Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, establishing the terms of the additional $300 million aggregate principal amount of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

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
Twenty-Third Supplemental Indenture establishing the terms of the Bonds, dated as of August 1, 2020, between the Company and U.S. Bank National Association, as Trustee, relating to $150 million of 2.40% First Mortgage Bonds, Series U, due 2050 (Exhibit 4.1, Public Service Company of New Hampshire Current Report on Form 8-K filed August 31, 2020, File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 6, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2020	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer