Form 10-K
period 2020-12-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2021-02-17
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act):

	Yes	No
Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2020) was $28,496,151,703 based on a closing market price of $83.27 per share for the 342,213,903 common shares outstanding held by non-affiliates on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2021
Eversource Energy Common Shares, $5.00 par value	343,003,366	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire, respectively.

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2019 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 2021, are incorporated by reference into Parts II and III of this Report.

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, Eversource Water Ventures, Inc. (parent company of Aquarion), and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc. and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Sunrise Wind project
North East Offshore	North East Offshore, LLC, an offshore wind business holding company being developed jointly by Eversource and Denmark-based Ørsted, which holds the Revolution Wind and South Fork Wind projects
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, NPT, Aquarion, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
CTA	Competitive Transition Assessment
i

CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2019 Form 10-K	The Eversource Energy and Subsidiaries 2019 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2020 FORM 10-K ANNUAL REPORT

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

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•the negative impacts of the novel coronavirus (COVID-19) pandemic on our customers, vendors, employees, regulators, and operations,
•changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•ability or inability to commence and complete our major strategic development projects and opportunities,
•acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•substandard performance of third-party suppliers and service providers,
•fluctuations in weather patterns, including extreme weather due to climate change,
•changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•contamination of, or disruption in, our water supplies,
•changes in levels or timing of capital expenditures,
•changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•changes in accounting standards and financial reporting regulations,
•actions of rating agencies, and
•other presently unknown or unforeseen factors.

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

Eversource Energy, headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the FERC under the Public Utility Holding Company Act of 2005. We are engaged primarily in the energy delivery business through the following wholly-owned utility subsidiaries:

•The Connecticut Light and Power Company (CL&P), a regulated electric utility that serves residential, commercial and industrial customers in parts of Connecticut;

•NSTAR Electric Company (NSTAR Electric), a regulated electric utility that serves residential, commercial and industrial customers in parts of eastern and western Massachusetts and owns solar power facilities;

•Public Service Company of New Hampshire (PSNH), a regulated electric utility that serves residential, commercial and industrial customers in parts of New Hampshire;

•NSTAR Gas Company (NSTAR Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Massachusetts;

•Eversource Gas Company of Massachusetts (EGMA), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Massachusetts;

•Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•Eversource Aquarion Holdings, Inc. (Aquarion), a utility holding company that owns three separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire.

CL&P, NSTAR Electric and PSNH also serve New England customers through Eversource Energy's electric transmission business. Along with NSTAR Gas, EGMA and Yankee Gas, each is doing business as Eversource Energy in its respective service territory.

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised NiSource Inc.’s natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA). The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp.

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

ELECTRIC DISTRIBUTION SEGMENT

Eversource Energy's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric and PSNH, which are engaged in the distribution of electricity to retail customers in Connecticut, Massachusetts and New Hampshire, respectively, and the solar power facilities of NSTAR Electric.

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2020, CL&P furnished retail franchise electric service to approximately 1.27 million customers in 149 cities and towns in Connecticut, covering an area of approximately 4,400 square miles. CL&P does not own any electric generation facilities.

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

The rates established by the PURA for CL&P are comprised of the following:

•An electric GSC, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The GSC is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA of $1.099 billion effective May 1, 2018, $1.127 billion effective May 1, 2019, and $1.158 billion effective May 1, 2020. These pre-established levels of baseline distribution delivery service revenue requirements are also subject to adjustment at each of these dates in accordance with provisions of the April 2018 rate case settlement agreement.

•A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•An Electric System Improvements (ESI) charge, which collects the costs of building and expanding the infrastructure to deliver electricity to customers above the level recovered through the distribution charge. The ESI also recovers costs associated with CL&P’s system resiliency program, which was implemented as part of CL&P's rate case settlement agreement that was approved by PURA in April 2018. The ESI is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•An FMCC, which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, any costs approved by the PURA to reduce these charges, as well as other costs approved by PURA.  The FMCC has both a bypassable component and a non-bypassable component, and is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is adjusted periodically and reconciled annually to actual costs incurred, and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•A CTA charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•An SBC, established to fund expenses associated with various hardship and low-income programs. The SBC is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•A Renewable Energy Investment Charge, which is used to promote investment in renewable energy sources.  Amounts collected by this charge are deposited into the Connecticut Clean Energy Fund and administered by the Connecticut Green Bank.

•A Conservation Adjustment Mechanism (CAM) charge established to implement cost-effective energy conservation programs and market transformation initiatives. The CAM charge is reconciled annually to actual costs incurred, and reviewed by the PURA, with any difference refunded to, or recovered from, customers through an approved adjustment to the following year’s energy conservation spending plan budget.

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

Distribution Rate Case: CL&P's distribution rates were established in an April 2018 PURA-approved rate case settlement agreement with rates effective May 1, 2018, and incremental step adjustments effective May 1, 2019 and May 1, 2020.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2020, CL&P supplied approximately 51 percent of its customer load at SS or LRS rates while the other 49 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 23 percent being on competitive supply, while 77 percent remain with SS or LRS. Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

CL&P periodically enters into full requirements contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements contracts for LRS loads every three months. Currently, CL&P has full requirements contracts in place for 100 percent of its SS loads for the first half of 2021. For the second half of 2021, CL&P has 40 percent of its SS load under full requirements contracts and intends to purchase an additional 60 percent of full requirements. None of the SS load for 2022 has been procured. CL&P has full requirements contracts in place for its LRS loads through March 2021 and intends to purchase 100 percent of full requirements for the remainder of 2021.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2020, NSTAR Electric furnished retail franchise electric service to approximately 1.45 million customers in Boston and 139 cities and towns in eastern and western Massachusetts, including Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles.

NSTAR Electric does not own any generating facilities that are used to supply customers, and purchases its energy requirements from competitive energy suppliers.

NSTAR Electric owns, operates and maintains a total of 70 MW of solar power facilities on twenty-two sites in Massachusetts.  NSTAR Electric will sell energy from these facilities into the ISO-NE market, with proceeds credited to customers.

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

The rates established by the DPU for NSTAR Electric are comprised of the following:

•A basic service charge that represents the collection of energy costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers, including costs related to charge-offs of uncollectible energy costs from customers.  Basic service rates are reset every six months (every three months for large commercial and industrial customers). Additionally, the DPU has authorized NSTAR Electric to recover the cost of its NSTAR Green wind contracts through the basic service charge. Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

•A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the distribution infrastructure to deliver electricity to its destination, as well as ongoing operating costs.

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU of $956 million on an annualized basis for 2018, $988 million for 2019, and $1.022 billion for 2020. Annual base distribution amounts are adjusted for inflation and filed for approval by the DPU on an annual basis, until the next rate case.

•A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•A transition charge that represents costs to be collected primarily from previously held investments in generating plants, costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs. The transition charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•A renewable energy charge that represents a legislatively-mandated charge to support the Massachusetts Renewable Energy Trust Fund.

•An energy efficiency charge that represents a legislatively-mandated charge to collect costs for energy efficiency programs. The energy efficiency charge is reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net-metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, and storm restoration. These charges are reconciled annually to actual costs incurred and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

NSTAR Electric has signed long-term commitments for the purchase of energy from renewable energy facilities.

Distribution Rate Case: NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case with rates effective February 1, 2018. DPU-approved inflation-based adjustments to annual base distribution amounts were effective January 1, 2019, 2020 and 2021.

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2020 performance as the company achieved results at or above target for all of its SQ metrics in 2020.

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

During 2020, NSTAR Electric supplied approximately 42 percent of its residential customer load, 29 percent of its small C&I customer load, and 6 percent of its large C&I customer load at basic service rates. The remainder of its customer load was distributed between municipal aggregation and competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or operating income of NSTAR Electric.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2020, PSNH furnished retail franchise electric service to approximately 528,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles.

On January 10, 2018, PSNH completed the sale of its thermal generation assets pursuant to a 2017 purchase and sale agreement. The thermal generation facilities included approximately 1,100 MW of coal, natural gas, biomass and oil-fired electricity generation facilities. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets pursuant to a separate 2017 purchase and sale agreement. For further information, see "Generation Divestiture" below. As of December 31, 2020, PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers. During 2020, approximately 21 percent of all of PSNH's customers (approximately 53 percent of load) were taking service from competitive energy suppliers.

The rates established by the NHPUC for PSNH are comprised of the following:

•A default energy service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.

•A distribution charge, which includes kilowatt-hour and/or demand-based charges to recover costs related to the maintenance and operation of PSNH's infrastructure to deliver power to its destination, as well as power restoration and service costs.  It also includes a customer charge to collect the cost of providing service to a customer; such as the installation, maintenance, reading and replacement of meters and maintaining accounts and records.

•A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•An SCRC, which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations, other long-term investments and obligations, and the remaining costs associated with the 2018 sales of its generation facilities.

•An SBC, which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines.

•A new Regulatory Reconciliation Adjustment (RRA) that reconciles the difference between certain estimated and actual costs included in base distribution rates, including costs related to regulatory assessments, vegetation management program expenses, property tax expenses, storm cost amortization updated for the actual cost of long-term debt and lost base revenues related to net metering.

PSNH has signed long-term commitments for the purchase of energy from renewable energy facilities.

The default energy service charge and SCRC rates change semi-annually and the transmission and SBC rates change annually. These rates are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

Distribution Rate Case: On June 27, 2019, the NHPUC approved a settlement agreement that was reached by PSNH, the NHPUC Staff, the Office of the Consumer Advocate, and another settling party, to implement a temporary annual base distribution rate increase of $28.3 million. Although new rates were implemented on August 1, 2019 to customers, the provisions of the temporary base distribution rate increase were effective July 1, 2019. The settlement agreement also permitted PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges, which is included in the temporary rate increase.

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which included the temporary rate increase request. Temporary rates remained in effect with a reconciliation of permanent rates retroactive to July 1, 2019 once permanent rates were set.

On December 15, 2020, the NHPUC approved an October 9, 2020 settlement agreement on permanent rates between PSNH and all parties to the proceeding. The NHPUC approved a permanent rate increase of $45.0 million effective January 1, 2021, inclusive of the temporary rate increase referenced above. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. On December 23, 2020, the NHPUC approved the first step adjustment for 2019 plant in service to recover a revenue requirement of $10.6 million, subject to reconciliation after completion of an audit, effective January 1, 2021. The settlement agreement also established an authorized regulatory ROE of 9.3 percent with a 54.4 percent common equity ratio in PSNH’s capital structure and provided for a new tracker to recover regulatory assessments, vegetation management costs, property tax costs, and lost distribution revenue attributable to net metering.

Generation Divestiture

On January 10, 2018, PSNH completed the sale of its thermal generation assets. The original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing. As a result of these adjustments, net proceeds from the sale of the thermal assets totaled $116.8 million. On August 26, 2018, PSNH completed the sale of its hydroelectric generation assets. The original purchase price of $83 million was adjusted to reflect contractual adjustments, resulting in net proceeds of $77.2 million. The difference between the carrying value of the hydroelectric generation assets and the sale proceeds resulted in a gain of $17.3 million. An estimated gain from the sale of these assets was included as an offset to the total remaining costs associated with the sale of generation assets that were securitized on May 8, 2018.

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

On May 15, 2020, the NHPUC Audit Staff issued a final report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs. The findings in the audit report as well as other aspects of the divestiture process were further investigated by NHPUC Staff through the discovery phase, which was completed in July 2020. On September 30, 2020, PSNH filed a settlement agreement on the generation asset divestiture-related costs with the NHPUC Audit Staff. The settlement agreement resolved all issues with respect to PSNH’s divestiture of its generating assets and the recovery of $12.0 million of divestiture-related costs incurred above the $635.7 million amount previously securitized. On December 17, 2020, the NHPUC approved the additional $12.0 million proposed in the settlement agreement to be recovered over a one-year period through the SCRC rate beginning February 1, 2021.

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 80 percent of its residential and small C&I customers and for 15 percent of its large C&I customers.

During 2020, PSNH supplied approximately 46 percent of its customer load at default energy service rates while the other 54 percent of its customer load had migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. Various parties appealed the MISO transmission owners' opinion. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases.

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

Transmission Projects

During 2020, we were involved in the planning, development and construction of a series of electric transmission projects that enhance system reliability and improve capacity. For more information on transmission projects, see "Business Development and Capital Expenditures – Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. In 2019, Eversource terminated the project and permanently abandoned any further development.  As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which were subject to cost reimbursement agreements, were impaired. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the year ended December 31, 2019, and was reflected in the Electric Transmission segment. For further information, see "Critical Accounting Policies - Impairment of Northern Pass Transmission" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation. At the end of 2020, our estimated transmission rate base was approximately $8.0 billion, including approximately $3.6 billion at CL&P, $3.1 billion at NSTAR Electric, and $1.3 billion at PSNH.

NATURAL GAS DISTRIBUTION SEGMENT

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource Inc. (NiSource). The cash purchase price was $1.1 billion, plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date that has not yet been finalized. Eversource financed the asset acquisition through a combination of debt and equity issuances in a ratio that was consistent with our consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts (EGMA), an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp.

NSTAR Gas distributes natural gas to approximately 303,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles. EGMA distributes natural gas to approximately 332,000 customers in 65 communities throughout Massachusetts covering 1,206 square miles. Yankee Gas distributes natural gas to approximately 246,000 customers in 74 cities and towns in Connecticut covering 2,632 square miles. Total throughput (sales and transportation) in 2020 was approximately 66.9 Bcf for NSTAR Gas, 54.9 Bcf for EGMA, and 54.6 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers that rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

A portion of the storage of natural gas supply for NSTAR Gas and EGMA during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to facilities consisting of a LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas and facilities that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. EGMA has access to approximately 1.8 Bcf of LNG and 0.2 Bcf of Liquefied Petroleum Gas (LPG) storage, with a total vaporization capacity of 0.17 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

NSTAR Gas, EGMA and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  All NSTAR Gas and EGMA retail customers have the ability to choose to purchase gas from third party marketers under the Massachusetts Retail Choice program. In the past year in Massachusetts, Retail Choice represented only approximately one percent of the total residential load, while Retail Choice represented approximately 59 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. Firm transportation service is offered to customers who purchase natural gas from sources other than NSTAR Gas, EGMA or Yankee Gas.  NSTAR Gas and EGMA have the ability to offer interruptible transportation and interruptible natural gas sales service to high volume commercial and industrial customers. Yankee Gas offers interruptible transportation and interruptible natural gas sales service to commercial and industrial customers that have the ability to switch from natural gas to an alternate fuel on short notice. NSTAR Gas, EGMA and Yankee Gas can interrupt service to these customers during peak demand periods or at any other time to maintain distribution system integrity.

Rates

NSTAR Gas and EGMA are subject to regulation by the DPU and Yankee Gas is subject to regulation by PURA, which, among other things, have jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.

Retail natural gas delivery and supply rates are established by the DPU and the PURA and are comprised of:

•A distribution charge consisting of a fixed customer charge and a demand and/or energy charge that collects the costs of building, maintaining, and expanding the natural gas infrastructure to deliver natural gas supply to its customers.  This also includes collection of ongoing operating costs.

•A seasonal cost of gas adjustment clause (CGAC) at NSTAR Gas and EGMA that collects natural gas supply costs, pipeline and storage capacity costs, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset semi-annually with any difference being recovered from, or refunded to, customers during the following corresponding season. In addition, NSTAR Gas and EGMA file interim changes to the CGAC factor when the actual costs of natural gas supply vary from projections by more than five percent.

•A Purchased Gas Adjustment (PGA) clause, which is evaluated monthly and allows Yankee Gas to recover the costs of the procurement of natural gas for its firm and seasonal customers.  Differences between actual natural gas costs and collection amounts from September 1st through August 31st of each PGA year are deferred and then recovered from, or refunded to, customers during the following PGA year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

•A local distribution adjustment clause (LDAC) at NSTAR Gas and EGMA that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, credits related to the Tax Cuts and Jobs Act of 2017, gas system enhancement program (GSEP) costs and costs associated with low income customers.  The LDAC is reset annually with any difference being recovered from, or refunded to, customers during the following period and provides for the recovery of certain costs applicable to both sales and transportation customers.

•A Conservation Adjustment Mechanism (CAM) at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from, or refunded to, customers with carrying charges during the following year.

•A Gas System Improvement (GSI) reconciliation mechanism at Yankee Gas, which collects the costs of certain Distribution Integrity Management Program (DIMP) and core capital plant in service above and beyond the level that is recovered through the distribution charge. The GSI is adjusted and reconciled annually, with any differences refunded to, or recovered from, customers.

•A System Expansion Rate (SER) Reconciliation Mechanism at Yankee Gas, which compares distribution system expansion investment costs and revenues for new customers, with the level projected in current distribution customer rates.  This reconciliation is performed annually and customer rates are adjusted accordingly.

•A Revenue Decoupling Mechanism (RDM) at NSTAR Gas and EGMA that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU in 2020. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment in accordance with provisions of the November 2020 NSTAR Gas distribution rate case and the October 2020 EGMA rate settlement agreement.

•A RDM at Yankee Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA effective January 1, 2019, January 1, 2020 and March 1, 2021. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment at each of these dates in accordance with provisions of the 2018 rate case settlement agreement.

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

NSTAR Gas is subject to SQ metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2020 performance as it achieved results at or above target for all of its SQ metrics in 2020.

Distribution Rate Cases:
NSTAR Gas: On October 30, 2020, the DPU approved a base distribution rate increase of $23.0 million effective November 1, 2020, compared to the original request of $38.0 million. NSTAR Gas' 2019 plant additions are allowed recovery beginning on November 1, 2021.  Thus, the reduced revenue requirement reflects the removal of this recovery, among other adjustments. The DPU also approved NSTAR Gas' proposal to continue its ongoing Gas System Enhancement Program (GSEP), the inclusion of GSEP investments since 2015 into base rates, and the implementation of a 10-year performance-based ratemaking plan, which includes an inflation-based adjustment mechanism to annual base distribution rates. The decision allows an authorized regulatory ROE of 9.9 percent on a capital structure including 54.77 percent equity. The decision also approves a geothermal pilot program.

Yankee Gas: Yankee Gas distribution rates were set in a December 2018 PURA approved rate case settlement agreement, with rates effective November 15, 2018. The 2018 Yankee Gas settlement agreement required Yankee Gas to implement a GSI cost recovery mechanism to further invest capital to replace aging infrastructure. The GSI mechanism allows for recovery of costs associated with capital additions of approximately $26 million to $37 million annually, which is incremental to the $150 million included in base distribution rate base per year. The settlement agreement also provides Yankee Gas the opportunity to seek recovery of additional capital spending above these levels with PURA approval. PURA ordered an accelerated replacement program for Yankee Gas to fully replace its cast iron and bare steel facilities in 11 years and fully replace copper services and certain steel mains and services in 14 years from the date of the rate case. Yankee Gas was also authorized to continue its ongoing natural gas system expansion program, implement a revenue decoupling rate mechanism, and recover merger costs. The settlement agreement included a regulatory ROE of 9.3 percent. In addition, the distribution rates charged to customers were adjusted to reflect the prospective impacts of the lower federal corporate income tax rate, the overcollection of the lower income tax rate from January 1, 2018, and the EDIT from the Tax Cuts and Jobs Act of 2017. Although new rates were effective January 1, 2019, the provisions of the settlement agreement took effect November 15, 2018. PURA also approved step adjustments effective January 1, 2019, January 1, 2020 and March 1, 2021.

EGMA: On October 7, 2020, the DPU approved a rate settlement agreement with Eversource, EGMA, NiSource, Bay State, the Massachusetts Attorney General's Office, the DOER and the Low-Income Weatherization and Fuel Assistance Program Network, which requested approval of the February 26, 2020 asset purchase agreement between Eversource and NiSource, as well as a rate stabilization plan, among other items. The settlement agreement included an authorized regulatory ROE of 9.70 percent as of January 1, 2021, a 53.25 percent equity component of its capital structure, and established rate base equal to $995 million as of the closing on October 9, 2020.

The approved rate stabilization plan includes base distribution rate increases of $13 million on November 1, 2021 and $10 million on November 1, 2022. The settlement agreement includes two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027. The two rate base resets adjust distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023, for the first rate base reset occurring on November 1, 2024, and through December 31, 2026, for the second rate base reset occurring on November 1, 2027. Notwithstanding the two distribution rate increases, the two rate base reset provisions, and potential adjustments for qualifying exogenous events, EGMA agreed not to file for an increase or redesign of distribution base rates effective prior to November 1, 2028.

The settlement agreement also permits EGMA to seek recovery of both transaction and integration costs as a result of the asset acquisition after December 31, 2026, subject to DPU review and approval, and subject to certain conditions, such as demonstrating savings resulting from the acquisition.

Natural Gas Replacement and Expansion

Massachusetts: Pursuant to Massachusetts legislation, in October of each year, NSTAR Gas and EGMA file GSEP Plans with the DPU for the following construction year. The GSEP Program is designed to accelerate the replacement of certain natural gas distribution facilities in the system to less than 25 years.  The GSEP includes a tariff that provides NSTAR Gas and EGMA an opportunity to collect the costs for the program on an annual basis through a reconciling factor.  On April 30th each year, the DPU approves the GSEP rate recovery factor that goes into effect on May 1st.

NSTAR Gas' distribution rate case application filed on November 8, 2019 included a proposal to include GSEP additions through 2018 into base distribution rates and to continue the operation of the GSEP mechanism for GSEP investments made after 2018. In addition, the filing included a proposal for a customer connection surcharge, which would be used to reduce up-front contribution in aid of construction (CIAC) costs for customers seeking to connect to the company’s distribution system. On October 30, 2020, the DPU approved the Company’s customer connection surcharge proposal, allowing the surcharge to be implemented beginning November 1, 2021.

Connecticut: Yankee Gas' December 2018 PURA approved rate case settlement agreement included an accelerated pipeline replacement cost recovery program. The Gas System Improvement (GSI) rate recovers accelerated pipeline replacement as well as other capital investment through an annual reconciliation. The Company filed its first GSI reconciliation on March 1, 2019 for rates effective April 1, 2019 and will continue to file annually on March 1 for rates effective April 1.

In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (the "Expansion Plan") filed by Yankee Gas and other Connecticut natural gas distribution companies.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the Expansion Plan.  Yankee Gas received approval from PURA for its 2014 through 2019 System Expansion Reconciliations. The Company intends to file its 2020 System Expansion Reconciliation in March 2021 as required by PURA.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas utilizes on-system LNG facilities to meet its winter peaking demands. These LNG facilities are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, of which 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in two different locations in Massachusetts.

EGMA maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. EGMA purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S. as well as Canada, including the Gulf Coast, Mid-continent region, Appalachian Shale, and Dawn, Ontario supplies to the final delivery points in the EGMA service area. EGMA purchases the majority of its natural gas supply under a number of firm, competitively bid annual portfolio management contracts and manages a portion of its portfolio itself. In addition to the firm transportation and natural gas storage supplies discussed above, EGMA utilizes on-system LNG and LPG facilities to meet its winter peaking demands. These LNG and LPG facilities are located within EGMA’s distribution system and are used to liquefy pipeline natural gas and/or receive liquefied natural gas or liquefied petroleum gas to be stored during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. EGMA has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, and 2.0 Bcf LNG and LPG storage located at eight different locations in Massachusetts.

The PURA requires Yankee Gas to meet the needs of its firm customers under all weather conditions. Specifically, Yankee Gas must structure its supply portfolio to meet firm customer needs under a design day scenario (defined as the coldest day in 30 years) and under a design year scenario (defined as the average of the four coldest years in the last 30 years). Yankee Gas also maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, off-system storage and its on-system 1.2 Bcf LNG storage facility in Connecticut to meet consumption needs during the coldest days of winter. Yankee Gas obtains its interstate capacity from the three interstate pipelines that directly serve Connecticut: the Algonquin, Tennessee and Iroquois Pipelines, which connect to other upstream pipelines that transport natural gas from major natural gas producing regions, including the Gulf Coast, Mid-continent, Canadian regions and Appalachian Shale supplies.

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, each of NSTAR Gas, EGMA and Yankee Gas believes that in order to meet the long-term firm customer requirements in a reliable manner will necessitate a combination of pipeline, storage, and non-pipeline solutions.

WATER DISTRIBUTION SEGMENT
Eversource Water Ventures, Inc., a Connecticut corporation, through its wholly-owned subsidiary, Eversource Aquarion Holdings, Inc. (Aquarion), operates three separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA) and New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH). These regulated companies provide water services to approximately 216,000 residential, commercial, industrial, municipal and fire protection and other customers, in 57 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2020, approximately 93 percent of Aquarion’s customers were based in Connecticut.
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

The rates established by the PURA, DPU and NHPUC are comprised of the following:
•A base rate, which is comprised of fixed charges based on meter/fire connection sizes, as well as volumetric charges based on the amount of water sold. Together these charges are designed to recover the full cost of service resulting from a general rate proceeding.

•In Connecticut, a revenue adjustment mechanism (RAM) that reconciles earned revenues, with certain allowed adjustments, on an annual basis, to the revenue requirement approved by the PURA in AWC-CT’s last rate case (2013), which is an annual amount of $178.0 million.

•In Connecticut and New Hampshire, a water infrastructure conservation adjustment (WICA) charge, and in Massachusetts, an annual main replacement adjustment mechanism (MRAM) charge, which is applied between rate case proceedings and seeks recovery of allowed costs associated with eligible infrastructure improvement projects placed in-service. The WICA is updated semi-annually in Connecticut and annually in New Hampshire. In Connecticut, an annual WICA reconciliation mechanism reconciles earned WICA revenue to the approved WICA revenue with any differences refunded to, or recovered from, customers.

•In Massachusetts, treatment plant surcharges, which are a series of three surcharges (one fixed and two volumetric in nature) that are designed to recover certain operating costs and the costs of the lease of the treatment plant located in Hingham.  These surcharges were applicable only to customers in Hingham, Hull and Cohasset. On July 31, 2020, we sold our water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts. For further information, see "Regulatory Developments and Rate Matters - Massachusetts - Sale of Water System" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Water Supply
Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 118 million gallons per day, as well as water purchased from other water suppliers. Approximately 99 percent of our annual production is self-supplied and processed at nine surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.
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

Revolution Wind is a 704 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is a 130 MW offshore wind power project located approximately 35 miles east of Long Island. Sunrise Wind is an 880 MW offshore wind facility, which will be developed 35 miles east of Montauk Point, Long Island. The completion dates for these projects are subject to federal permitting through BOEM, and engineering, state siting and permitting in New York and Rhode Island. For more information on these projects, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of $17.03 billion from 2021 through 2025, of which we expect $10.90 billion to be in our electric and natural gas distribution segments, $4.31 billion to be in our electric transmission segment and $0.78 billion to be in our water distribution segment. We also project to invest $1.05 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to our offshore wind partnership.

FINANCING

Our credit facilities and indentures require that Eversource parent and certain of its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, comply with certain financial and non-financial covenants as are customarily included in such agreements, including maintaining a ratio of consolidated debt to total capitalization of no more than 65 percent. All of these companies currently are, and expect to remain, in compliance with these covenants.

As of December 31, 2020, $1.02 billion of Eversource's long-term debt, including $450.0 million, $250.0 million, $282.0 million, and $40.2 million for Eversource parent, NSTAR Electric, PSNH, and Aquarion, respectively, will mature within the next 12 months.

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

We consolidate the assets and obligations of CYAPC and YAEC on our consolidated balance sheet because our ownership and voting interests are greater than 50 percent of each of these companies.

OTHER REGULATORY AND ENVIRONMENTAL MATTERS

General

We are regulated by various federal and state agencies, including FERC, the SEC, and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each of our companies operates, including the PURA, which has jurisdiction over CL&P, Yankee Gas, and Aquarion, the DPU, which has jurisdiction over NSTAR Electric, NSTAR Gas, EGMA and Aquarion, and the NHPUC, which has jurisdiction over PSNH and Aquarion.

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

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2020, the total RPS obligation was 29 percent and will ultimately reach 48 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2020, the requirement was 27.71 percent, and will ultimately reach 39.31 percent in 2025. NSTAR Electric is permitted to recover any costs incurred in complying with RPS from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2020, the total RPS obligation was 21.7 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites. As of December 31, 2020, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $102.4 million, representing 63 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $92.2 million of the total $102.4 million as of December 31, 2020. MGP costs are recoverable through rates charged to our customers.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues have received an increased focus from state governments and the federal government. The EPA initiated a rulemaking addressing greenhouse gas emissions and, in 2009, issued a finding that concluded that greenhouse gas emissions are "air pollution" that endangers public health and welfare and should be regulated.  The EPA has mandated greenhouse gas emission reporting beginning in 2011 for emissions for certain aspects of our business including volume of gas supplied to large customers and fugitive emissions of SF6 gas and methane.

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

HUMAN CAPITAL

Eversource is committed to delivering reliable energy and superior customer service; expanding energy options for our region; environmental stewardship; a safe, diverse and fairly-compensated workforce; and community service and leadership. Our employees are critical to achieving this mission and we recognize the importance of retention, growth and development of our employees. Leaders at all levels strive to create a workplace where our employees are engaged, advocate for the customer, work collaboratively, raise ideas for improvement and focus on delivering a superior customer experience. We build employee engagement through continuous communication, developing talent, fostering teamwork and creating a diverse, inclusive workplace.

As of December 31, 2020, Eversource Energy employed a total of 9,299 employees, excluding temporary employees, of which 1,381 were employed by CL&P, 1,611 were employed by NSTAR Electric, and 745 were employed by PSNH. In addition, 3,373 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 14 collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We use metrics such as Eversource Corporate Days Away Restricted Time (DART) and Preventable Motor Vehicle events, among others, to monitor safety performance. Our DART safety performance was 0.7 in 2020, measured by days away, restricted or transferred per 100 workers.

In response to the COVID-19 pandemic, we implemented our company-wide pandemic plan, which resulted in no employees losing their jobs due to the pandemic, and significant changes put in place that were in the best interest of our employees, customers, and communities. This included having nearly half of our employees working remotely, while implementing additional significant safety measures for employees continuing critical on-site work. For our employees performing essential functions that are required onsite, such as field crews and system operations, we have taken significant safety measures, including establishing social distancing measures, the use of personal protective equipment, increasing facility sanitization efforts, and enabling critical operations to be shifted to different control center locations if necessary. We continue to prepare for the re-entry of our employees working remotely. The plan is informed by public health guidance with the safety of our employees and customers as our highest priority. We are in the early phase of our re-entry plan and have returned fewer than 100 remote employees to the workplace. We have had increased short duration return to work for critical business needs, such as storm response and essential training. State and federal guidelines, external conditions, and critical business priorities continue to inform the pace of our re-entry plan. Significant health and safety measures and pandemic protocols will remain in place, including social distancing requirements, the use of personal protective equipment, sanitization efforts and employee training, for all employees currently working onsite and specific plans have been developed for our eventual re-entry to the workplace.

Diversity & Inclusion. Our commitment to Diversity & Inclusion (D&I) is critical to building a diverse, empowered and engaged team that delivers great service safely to our customers. A diverse workforce and inclusive culture contribute to our success and sustainability by driving innovation and creating trusted relationships with our employees, customers, suppliers and community partners. Our hiring practices emphasize diversity and we encourage employees to embrace different people, perspectives and experiences in our workplace and within our communities. Additionally, our leadership behaviors underscore the importance of creating inclusive teams, where employees’ voices and contributions are essential to delivering superior customer service.

Eversource’s executive leadership team promotes and supports D&I by building diverse, inclusive work teams with high engagement, growing a pipeline of diverse talent, leveraging multiple perspectives to improve customer service, using diverse suppliers, engaging with multicultural organizations in our communities and supporting the work of the D&I council and business resource groups. Eversource continues to work toward a diverse workforce with a focus on women and minorities in leadership and has D&I goals and initiatives for diversity in leadership promotions and new hires, diverse external hires, diverse candidate slate, key talent, workforce representation, community and suppliers. Eversource drives accountability for D&I progress throughout the company and executive compensation is linked to meeting our D&I goals. In 2020, 47.6 percent of new hires and promotions into leadership roles were women or people of color.

Eversource's Board of Trustees is committed to diversity and inclusion and receives regular monthly progress updates. The Corporate Governance Committee and the Board of Trustees seek diversity in gender, ethnicity and personal background when considering Trustee candidates. Our Board of Trustees has been recognized as one of the most diverse in our industry.

Compensation, Health and Wellness Benefits. We are committed to the health, safety and wellness of our employees. We provide competitive compensation and comprehensive benefit packages, including healthcare, life insurance, long-term disability insurance, death benefits, retirement plans (defined benefit pension plans or 401k Plan), an Employee Stock Purchase Plan, health savings and flexible spending accounts, paid time off, employee assistance programs, and tuition assistance, among many others. Eversource also provides wellness programs and benefits to encourage employees and their families to adopt and maintain healthy lifestyle habits.

Talent Development, Training Programs and Education Opportunities. Eversource supports and develops its employees through training and development programs that build and strengthen employees’ leadership and skill set. In response to the COVID-19 pandemic, we have pivoted, and are providing employees with a variety of virtual classroom training opportunities. Continuous professional development is important to support our employees’ ongoing success. These professional development programs include leadership effectiveness programs designed to develop new and current supervisors; a talent management process to identify high potential and emerging talent and ensure their development; a rotational associate engineering program; educational and professional development opportunities for employees who are recent college graduates; tuition assistance program; and paid internships and co-ops.

Strategic workforce plans are developed every year as part of the annual business planning process to identify long-range needs to ensure that we acquire, develop and retain diverse, capable talent. This includes leveraging educational partnerships in critical craft and technical areas and developing proactive sourcing strategies to attract experienced professionals in highly technical roles in engineering, electric and gas operations, and energy efficiency. As part of this process, we identify critical roles and develop succession plans to ensure we have a capable supply of talent for the future.

Over 800 new Eversource Gas Company of Massachusetts employees (formerly Columbia Gas of Massachusetts employees) were welcomed and successfully onboarded in 2020. All Columbia Gas of Massachusetts employees who wanted to continue employment with Eversource were offered jobs.

Community & Social Impact. Eversource and our employees support many programs, agencies, and not-for-profit organizations that support economic and community development, the environment, and initiatives that address local, high-priority concerns and needs. Eversource provides donations and other support to community agencies, including significant volunteer hours of our employees.

See Item 11, Executive Compensation, included in this Annual Report on Form 10-K, as well as the “Our People” section of our 2019 Sustainability Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

Item 1A. Risk Factors

In addition to the matters set forth under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" included immediately prior to Item 1, Business, above, we are subject to a variety of material risks. Our susceptibility to certain risks, including those discussed in detail below, could exacerbate other risks. These risk factors should be considered carefully in evaluating our risk profile.

Cybersecurity and Data Privacy Risks:

Cyberattacks, including acts of war or terrorism, targeted directly on or indirectly affecting our systems or the systems of third parties on which we rely, could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

A successful cyberattack on the information technology systems that control our transmission, distribution, gas and water systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our information technology systems and assets. We deployed substantial technologies to system and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse. We also interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages and defense costs related to breaches of networks or operational technology, but it may be insufficient to cover all losses.

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

Pandemic Risks, including COVID-19 Related Risks:

As evidenced by the global pandemic of the 2019 novel coronavirus (COVID-19), global pandemics result in widespread disruption to the overall economic market and outlook, which could cause various unfavorable impacts to our customers, vendors, employees, regulators, and operations and could adversely affect our financial position, results of operations and cash flows.

We continue to respond to COVID-19 by taking steps to mitigate the potential risks to Eversource posed by its spread. We provide a critical service to our customers, which means it is paramount that we keep our employees who operate our businesses safe, and minimize unnecessary risk of exposure to COVID-19. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and our customers.

•Cybersecurity attacks: We, as well as others in the power and utility industry, have continued to experience significant events where outside parties, utilizing sophisticated methods, have attempted to compromise both our vendors and employees to try to gain access to our email systems, as well as attempting to access our other systems or networks. Eversource was not affected by the SolarWinds event. We continue to implement strong cybersecurity measures and have increased the education of our employees and contractors to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and to ensure uninterrupted service to our customers. Our incident response team works with compromised vendors to assist them in improving their security posture. We also continuously review and update our response plans to include responding to an event while in a remote work environment.

•Access to, or cost of, capital resources: We utilize the commercial paper market extensively for our short-term borrowing needs. At the onset of the pandemic in the United States, liquidity in the commercial paper credit market began to deteriorate rapidly. However, federal legislative actions, including actions taken by the Federal Reserve, have provided sufficient liquidity and stabilization of the credit markets. We continue to monitor the ability for us to access the global capital and credit markets; however, if we are unable to access these markets, then our financial condition may be adversely affected. We have had open, full access to the capital markets throughout the COVID-19 pandemic.

•Actions of regulators: We continue to work closely with our state regulatory commissions and consumer advocates on customer assistance measures, including payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions to recover our incremental costs associated with COVID-19, while balancing the impact on our customers’ bills and our operating cash flows, however our financial condition may be adversely affected depending on the outcome of planned proceedings before our state regulatory commissions.

•Timing of strategic development opportunities: The successful execution of our timeline for developing our offshore wind projects is based on several factors, including state and federal siting and permitting approvals. We implemented, and continue to update, mitigation plans that addressed permitting delays due to COVID-19 work restrictions between March and June 2020 that resulted in a moderate impact to our offshore wind projects siting and permit filing timelines. However, we are unable to assess the potential impact that a reintroduction of work restrictions in response to a future resurgence in COVID-19 infections would have on our projects’ timelines.

•Suppliers and Vendors: We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that will impact our maintenance, capital programs, and storm response that we currently cannot anticipate.

•Loss of key personnel: We continue to adjust our pandemic plan to address various scenarios including reduced workforce levels and limited mutual aid in the event of a significant storm event. We have implemented remote work arrangements for our workforce by enabling nearly half of our employees to work from home and taking extra precautions for our field-based employees. We have taken significant safety measures to ensure adequate social distancing for our field crews to safely provide essential services to our customers. We have also adopted protocols to ensure the safety and health of those employees who work onsite in critical facilities. We continue to monitor COVID-19 developments affecting our workforce and will take additional precautions that we determine are necessary in order to mitigate the impacts. Although to date our workforce continues to be able to safely and reliably deliver our critical services to customers, we are unable to predict the extent of the impact of COVID-19 on our employees.

The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of planned proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses. As a result, we are currently unable to estimate the potential impact of COVID-19 to our financial position, results of operations and cash flows.

Business Risks:

Strategic development opportunities associated with offshore wind or investment opportunities in electric transmission or clean-energy opportunities may not be successful, and projects may not commence operation as scheduled or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the Northeast region related to the construction of offshore wind electric generation facilities, and investment opportunities in electric transmission facilities and other clean-energy infrastructure. The development of these activities involves numerous significant risks around schedule, cost, capacity factors, tax strategies and permitting (both on and offshore). Various external factors could result in increased costs or result in delays or cancellation of these projects. Risks include federal, state and local regulatory approval processes, new legislation impacting the industry, changes to federal income tax laws, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, and actions of our strategic partners. Should any of these factors result in significant delays or cancellations, our financial position, results of operations, and cash flows could be materially adversely affected, or our future growth opportunities may not be realized as anticipated.

Eversource has a joint and equal partnership with Ørsted for the development and operation of three offshore wind projects. Offshore wind is currently an emerging industry in the U.S., but it has a very robust operational and construction history in Europe. As such, siting, permitting, tax legislation, and supply chain are currently being addressed for the first time in the U.S. The projects currently being developed by our partnership may not achieve the results we anticipate. The partnership’s ability to generate revenue from offshore wind projects depends on meeting our construction schedules, controlling cost overruns, maintaining continuing interconnection arrangements, power purchase agreements, or other market mechanisms as well as interconnecting utility and Regional Transmission Organizations rules, policies, procedures and FERC tariffs that permit future offshore wind project operations. After projects are placed in operation, capacity factors will directly affect revenues generated from these investments. Other factors that may have an adverse impact on our anticipated project returns include significant schedule delays resulting from federal, state or local permitting processes. Specifically, the approval from the BOEM is a critical path item in the projects' timeline. Any changes to tax laws or to Eversource’s ability to monetize tax attributes associated with these projects could also have a material adverse effect on cash flows and project returns.

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

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. As a result of our acquisition of the Columbia Gas of Massachusetts (CMA) assets from NiSource on October 9, 2020, we have entered into a Transition Services Agreement with NiSource whereby NiSource is performing certain services on behalf of our newly formed Eversource Gas Company of Massachusetts in the areas of information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas for periods ranging from 1 to 24 months. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. We also continue to pursue enhancements to standardize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, a solar event, an electromagnetic event, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; human error; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electric transmission system may increase. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

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

Risks Related to the Environment and Catastrophic Events:

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

Contamination of our water supplies, the failure of dams on reservoirs providing water to our customers, or requirements to repair, upgrade or dismantle any of these dams, may disrupt our ability to distribute water to our customers and result in substantial additional costs, which could adversely affect our financial position, results of operations and cash flows.

Our water supplies, including water provided to our customers, are subject to possible contamination from naturally occurring compounds or man-made substances.

Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations and cash flows. We maintain liability insurance, but it may be insufficient to cover all losses.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines, not owned by Eversource. If there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows. We maintain property and liability insurance, but it may be insufficient to cover all losses.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could significantly impact our ability to recover costs in a timely manner and can affect our earnings and liquidity.

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

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers and may not match the timing of when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the Company.

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

Financial, Economic, and Market Risks:

Our goodwill is recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2020, totaled $4.4 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization. The annual goodwill impairment test in 2020 resulted in a conclusion that our goodwill was not impaired.

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

Limits on our access to, or increases in, the cost of capital may adversely impact our ability to execute our business plan.

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

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2020, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	485	78
Transformer capacity (in kVa)	43,431,000	16,149,000
Overhead lines (in circuit miles)	40,623	3,975
Underground lines (in circuit miles)	17,926	418
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	182	20	169	36	134	22
Transformer capacity (in kVa)	21,946,000	3,633,000	17,040,000	7,465,000	4,445,000	5,051,000
Overhead lines (in circuit miles)	16,935	1,677	11,440	1,244	12,248	1,054
Underground lines (in circuit miles)	6,812	143	9,082	272	2,032	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	632,114	292,030	172,134	167,950
Aggregate capacity (in kVa)	37,838,471	16,239,772	14,595,704	7,002,995

Electric Generating Plants

As of December 31, 2020, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

**    Claimed capability represents the direct current nameplate capacity of the plants.

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2020, NSTAR Gas owned 21 active gate stations, 151 district regulator stations, and approximately 3,318 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2020, EGMA owned 14 active gate stations, 194 district regulator stations, and approximately 5,010 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns four propane peak shaving plants at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.2 Bcf, or 1.8 million gallons of propane.

As of December 31, 2020, Yankee Gas owned 28 active gate stations, 209 district regulator stations, and approximately 3,501 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2020, Aquarion owned and operated sources of water supply with a combined yield of approximately 118 million gallons per day; 3,434 miles of transmission and distribution mains; 9 surface water treatment plants; 29 dams; and 110 wellfields.

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

Eversource Gas Company of Massachusetts Eversource acquired the natural gas distribution and LNG business of Bay State Gas Company, doing business as Columbia Gas of Massachusetts, in an asset purchase transaction that closed on October 9, 2020. The natural gas distribution assets were transferred to Eversource Gas Company of Massachusetts, a Massachusetts corporation formed in May 2020, and an indirect subsidiary of Eversource parent. Eversource Gas Company of Massachusetts holds valid franchises to sell natural gas in the areas in which it supplies natural gas service, which it acquired either directly or from Bay State Gas Company. Generally, Eversource Gas Company of Massachusetts holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Massachusetts so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.

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

Item 3.    Legal Proceedings

We are involved in legal, tax and regulatory proceedings regarding matters arising in the ordinary course of business. For information regarding material lawsuits and proceedings, see Note 13, “Commitments and Contingencies,” of the Combined Notes to Financial Statements.

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

(b)    Holders

As of January 31, 2021, there were 32,340 registered common shareholders of our company on record.  As of the same date, there were a total of 343,003,366 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2015 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2015 through 2020, assuming all dividends are reinvested.

Total Shareholder Return

$220
$200
$180
$160
$140
$120
$100
2015
2016
2017
2018
2019
2020
Eversource Energy
EEI Index
S&P 500

December 31,
	2015	2016	2017	2018	2019	2020
Eversource Energy	$100	$112	$132	$140	$188	$197
EEI Index	$100	$117	$131	$136	$171	$169
S&P 500	$100	$112	$136	$130	$172	$203

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2020	—	$—	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	2,218	85.26	—	—
Total	2,218	$85.26	—	—

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

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2020 compared to fiscal year 2019 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2018 items and fiscal year 2019 compared to fiscal year 2018, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2019 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP, calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2020 earnings and EPS excluding certain acquisition costs related to our purchase of the assets of Columbia Gas of Massachusetts and our 2019 earnings and EPS excluding the impairment charge for the NPT project.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We earned $1.21 billion, or $3.55 per share, in 2020, compared with $909.1 million, or $2.81 per share, in 2019. Our 2020 results include after-tax acquisition costs related to our purchase of the assets of Columbia Gas of Massachusetts (CMA) of $32.1 million, or $0.09 per share. Excluding those acquisition costs, we earned $1.24 billion, or $3.64 per share, in 2020. Our 2019 results include an after-tax impairment charge of $204.4 million, or $0.64 per share, related to our former investment in the NPT project. Excluding the NPT impairment charge, we earned $1.11 billion, or $3.45 per share, in 2019.

•Our electric distribution segment earned $544.0 million, or $1.60 per share, in 2020, compared with $513.3 million, or $1.59 per share, in 2019.  Our natural gas distribution segment earned $134.1 million, or $0.40 per share, in 2020, compared with $96.2 million, or $0.30 per share, in 2019. Our water distribution segment earned $41.2 million, or $0.12 per share, in 2020, compared with $34.9 million, or $0.11 per share, in 2019.

•Our electric transmission segment earned $502.5 million, or $1.48 per share, in 2020, compared with $256.5 million, or $0.79 per share, in 2019.  Excluding the after-tax NPT impairment charge of $204.4 million, or $0.64 per share, our electric transmission segment earned $460.9 million, or $1.43 per share, in 2019.

•Eversource parent and other companies had a net loss of $16.6 million, or $0.05 per share, in 2020, compared with earnings of $8.2 million, or $0.02 per share, in 2019. Excluding acquisition costs, Eversource parent and other companies earned $14.0 million, or $0.04 per share, in 2020.

•We currently project 2021 non-GAAP earning guidance of between $3.81 per share and $3.93 per share, which excludes the impact of integration costs related to our purchase of the natural gas distribution assets of CMA. We also project that our long-term EPS growth rate through 2025 from our regulated utility businesses will be in the upper half of the 5 to 7 percent range.

•The outbreak of COVID-19 has not resulted in significant operational or earnings impacts. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses. We are continuing to closely monitor the COVID-19 pandemic, and we continue to operate under our pandemic response plan.
Liquidity:

•Cash flows provided by operating activities totaled $1.68 billion in 2020, compared with $2.01 billion in 2019.  Investments in property, plant and equipment totaled $2.94 billion in 2020 and $2.91 billion in 2019.  Cash totaled $106.6 million as of December 31, 2020, compared with $15.4 million as of December 31, 2019.  Our available borrowing capacity under our commercial paper programs totaled $1.40 billion as of December 31, 2020.

•In 2020, we issued 11,960,000 common shares, which resulted in proceeds of $929.0 million, net of issuance costs.

•In 2020, we issued $2.76 billion of new long-term debt, consisting of $1.55 billion by Eversource parent, $400 million by CL&P, $400 million by NSTAR Electric, $150 million by PSNH, $190 million by NSTAR Gas, and $70 million by Yankee Gas.  Proceeds from these new issuances were used primarily to fund a portion of the purchase price for the CMA asset acquisition and to pay short-term borrowings at Eversource parent, refinance investments in eligible green expenditures at NSTAR Electric, and to refinance existing indebtedness, fund capital expenditures and for general corporate purposes at CL&P, PSNH, NSTAR Gas and Yankee Gas.

•In 2020, we issued dividends totaling $2.27 per common share, compared with dividends of $2.14 per common share in 2019.  On February 9, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, payable on March 31, 2021 to shareholders of record as of March 4, 2021.  The 2021 dividend represents an increase of 6.2 percent over the dividend paid in December 2020.

•We project to make capital expenditures of $17.03 billion from 2021 through 2025, of which we expect $10.90 billion to be in our electric and natural gas distribution segments, $4.31 billion to be in our electric transmission segment and $0.78 billion to be in our water distribution segment.  We also project to invest $1.05 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to offshore wind projects.

Strategic and Regulatory Items:

•On October 9, 2020, Eversource completed the acquisition of certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, CMA, for a cash purchase price of $1.1 billion, plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date. On October 7, 2020, the DPU approved the rate plan related to the acquisition. The approved rate stabilization plan includes base distribution rate increases of $13 million on November 1, 2021 and $10 million on November 1, 2022. The settlement agreement includes two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027.

•On December 15, 2020, the NHPUC approved an October 9, 2020 settlement agreement that included a permanent rate increase of $45.0 million effective January 1, 2021 at PSNH. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. The settlement agreement allowed for the effect of the permanent rate increase to be extended back to the temporary rate period. In lieu of a customer rate increase for this recoupment of revenue, the NHPUC directed a portion of the total EDIT regulatory liability to offset bill impacts to customers.

•On October 30, 2020, the DPU approved an NSTAR Gas base distribution rate increase of $23.0 million effective November 1, 2020. NSTAR Gas' 2019 plant additions are allowed recovery beginning on November 1, 2021.

•In January 2021, BOEM released its Draft Environmental Impact Statement (EIS) for the South Fork Wind project, which assessed the environmental, social, and economic impacts of constructing the project.

Impact of COVID-19

COVID-19 has adversely affected workers and the economy and caused volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. Based on available information, we have not experienced significant impacts directly related to the pandemic that have adversely affected our current operations or results of operations. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of planned proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

Operational: We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We have implemented our company-wide pandemic plan, which guides our emergency response, business continuity, and the precautionary measures we are taking to ensure the safety, health, and well-being of our employees, our customers, and our communities. We continue to adjust our company-wide pandemic plan to address various scenarios, including reduced workforce levels and limited mutual aid in the event of a significant storm event, and have implemented protective measures to mitigate the impact of COVID-19 on our workforce. We have implemented work from home policies where appropriate, resulting in nearly half of our employees working remotely. For our employees performing essential functions that are required onsite, such as field crews and system operations, we have taken significant safety measures, including establishing social distancing measures, the use of personal protective equipment, increasing facility sanitization efforts, and enabling critical operations to be shifted to different control center locations if necessary. At this time, our workforce staffing levels continue to enable us to safely and reliably deliver our critical services to customers.

We continue to prepare for the re-entry of our employees working remotely. Our re-entry plan includes a multi-phase approach that is measured and gradual. The plan is informed by public health guidance with the safety of our employees and customers as our highest priority. We are in the early phase of our re-entry plan and have returned fewer than 100 remote employees to the workplace. We have had increased short duration return to work for critical business needs, such as storm response and essential training. State and federal guidelines, external conditions, and critical business priorities continue to inform the pace of our re-entry plan. Significant health and safety measures and pandemic protocols will remain in place, including social distancing requirements, the use of personal protective equipment, sanitization efforts and employee training, for all employees currently working onsite and specific plans have been developed for our eventual re-entry to the workplace.

In mid-March, we suspended non-critical work inside customer premises, which included energy audits inside our customers’ homes and businesses. These activities resumed in early July with the implementation of new health and safety guidelines for the restart of energy efficiency services to customers. This delay did not have a significant impact on our 2020 spending levels or incentives earned. As of the date of our filing, we do not expect a significant impact on our 2021 energy efficiency program spending and efforts, which assumes the continuation of energy efficiency programs throughout 2021. Actual energy efficiency spending levels will depend on the extent and duration of the pandemic.

Among the states we serve, COVID-19 had initially spread in a rapid manner in Connecticut and Massachusetts during the outbreak that began in mid-March. During the summer, these states had seen a decrease in the infection rate and daily confirmed cases, as well as more capacity in hospitals, and improved testing availability and contact tracing, as compared to the initial outbreak. Beginning in October, the spread of COVID-19 began to increase at a significant pace, surpassing infection levels from the initial outbreak, peaking in December 2020 and January 2021 in each of the states we serve. Since those peak levels, there has been a downward trend in the daily confirmed cases, infection rates and positive test rates.

Financial: Overall, our future financial position, results of operations, and cash flows could be negatively impacted by COVID-19 as it relates to the collectability of customer receivables and customer payment plans, elimination of late payment revenues, lower sales volumes primarily from PSNH's commercial and industrial customers, energy efficiency spending levels and incentives earned, and increased expenses for cleaning and supplies for personal protective equipment. Other potential negative financial impacts relate to market volatility on our equity and debt securities, access to, as well as cost of, capital resources, and the ability of various third-party vendors and suppliers to fulfill their obligations.

As of December 31, 2020, our allowance for uncollectible customer receivable balance of $358.9 million, of which $194.8 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables.  We continue to evaluate the adequacy of the uncollectible allowance based on an ongoing assessment of accounts receivable collections and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic.

Based upon the evaluation performed, in 2020, we increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $31.5 million for Eversource ($2.8 million for CL&P, $11.0 million for NSTAR Electric, $2.3 million for PSNH and $15.4 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as we believe it is probable that these costs will ultimately be recovered from customers in rates. We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

In March 2020, Connecticut, Massachusetts and New Hampshire each established moratoria on disconnections of residential and commercial customers for non-payment for utility service.  In all three states, a moratorium for lower income hardship residential customers will remain in place through the normal state regulated winter moratorium that ends in the spring of 2021.  In Connecticut and New Hampshire, the moratorium for all remaining customers has expired.  In Massachusetts, the moratorium on commercial utility disconnections ended on September 1, 2020 and the moratorium on residential non-hardship disconnections was extended to April 1, 2021.

We continue to work closely with our state regulatory commissions and consumer advocates on customer assistance measures, including payment plan options in order to mitigate the impact on customer rates in the future, as well as financial hardship and arrearage management programs for those customers who are unable to pay their utility bills. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience. Our operating companies also eliminated late payment charges beginning in March 2020, with New Hampshire being the only state with a defined restart date of April 1, 2021. In 2020, we have waived $6.1 million of late payment charges that would have otherwise been recognized within revenues as a benefit to pre-tax earnings.

For the year ended December 31, 2020, net incremental costs incurred as a result of COVID-19 totaled $35.2 million and related to uncollectible expense that impacts earnings, facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment, net of cost savings. We have deferred $24.0 million of these net incremental COVID-19 costs on the balance sheet, of which $15.8 million of that deferral related to uncollectible expense that impacts earnings and $8.2 million related to cleaning and supplies for personal protective equipment. Incremental COVID-19 expenses that reduced pre-tax earnings totaled $11.1 million on the statement of income. For further information on Connecticut, Massachusetts and New Hampshire COVID-19-related regulatory developments, see "Regulatory Developments and Rate Matters - COVID-19 Regulatory Dockets" included in this Management’s Discussion and Analysis.

An extended economic slowdown has resulted in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas, EGMA, and our Connecticut water distribution business do not materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms. Overall, our risk of exposure to lower demand and resulting lost sales revenues is limited as our regulated utilities are under cost-of-service rates with revenue decoupling mechanisms (with the exception of PSNH) and a significant portion of uncollectible expenses are tracked for ultimate recovery. Our revenue decoupling mechanisms allow us to recover an annual revenue stream that is decoupled from actual customer usage, and each is reconciled each year as part of our annual decoupling filing in each respective jurisdiction.

We continue to monitor Eversource parent’s and our operating companies’ ability to access the global capital and credit markets. At the onset of the pandemic in the United States, liquidity in the commercial paper credit market began to deteriorate rapidly. However, federal legislative actions, including actions taken by the Federal Reserve, have provided sufficient liquidity and stabilization of the credit markets. An extended economic slowdown could result in Eversource parent and our operating companies finding difficulty in accessing necessary capital resources and incurring higher costs for those capital resources. At this time, based on available information and the current market trends, we believe we will continue to have access to needed liquidity and capital resources to successfully execute our projected capital expenditures and strategies. We expect our existing borrowing availability under our commercial paper programs, our existing revolving credit facilities that serve to backstop those commercial paper programs, in addition to access to the debt and equity markets, will be sufficient to meet our future liquidity and capital resource needs.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2020		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,205.2	$3.55	$909.1	$2.81	$1,033.0	$3.25

Regulated Companies (non-GAAP)	$1,223.3	$3.60	$1,105.3	$3.43	$1,006.7	$3.17
Eversource Parent and Other Companies (non-GAAP)	14.0	0.04	8.2	0.02	26.3	0.08
Non-GAAP Earnings	$1,237.3	$3.64	$1,113.5	$3.45	$1,033.0	$3.25
Acquisition-Related Costs (after-tax) (1)	(32.1)	(0.09)	—	—	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	(204.4)	(0.64)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$1,205.2	$3.55	$909.1	$2.81	$1,033.0	$3.25

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2020		2019		2018
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,221.8	$3.60	$900.9	$2.79	$1,006.7	$3.17

Electric Distribution	$544.0	$1.60	$513.3	$1.59	$455.4	$1.44
Electric Transmission, excluding Northern Pass Transmission impairment (Non-GAAP)	502.5	1.48	460.9	1.43	427.2	1.34
Natural Gas Distribution, excluding Acquisition-Related Costs (non-GAAP)	135.6	0.40	96.2	0.30	93.2	0.29
Water Distribution	41.2	0.12	34.9	0.11	30.9	0.10
Net Income - Regulated Companies (Non-GAAP)	$1,223.3	$3.60	$1,105.3	$3.43	$1,006.7	$3.17
Acquisition-Related Costs (after-tax) (1)	(1.5)	—	—	—	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	(204.4)	(0.64)	—	—
Net Income - Regulated Companies (GAAP)	$1,221.8	$3.60	$900.9	$2.79	$1,006.7	$3.17

(1) These costs are associated with our acquisition and integration of the assets of Columbia Gas of Massachusetts. Additional integration costs related primarily to the integration and transition of systems, are expected in 2021.

Our electric distribution segment earnings increased $30.7 million in 2020, as compared to 2019, due primarily to base distribution rate increases at CL&P effective May 1, 2020 and May 1, 2019, at NSTAR Electric effective January 1, 2020, and at PSNH effective July 1, 2019, higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements, and the impact of the PSNH rate settlement agreement approved in December 2020. The earnings increase was partially offset by higher operations and maintenance expense (primarily attributable to higher storm restoration costs), higher depreciation expense, higher property tax expense, higher interest expense, and the absence of the 2019 recognition of carrying charges on PSNH's 2013 through 2016 storm costs approved for recovery.

Our electric transmission segment earnings increased $246.0 million in 2020, as compared to 2019, due primarily to the absence in 2020 of the 2019 impairment of NPT, which resulted in an after-tax charge of $204.4 million, or $0.64 per share. Excluding the NPT impairment charge, earnings increased $41.6 million in 2020, as compared to 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Our natural gas distribution segment earnings increased $37.9 million in 2020, as compared to 2019, due primarily to base distribution rate increases at Yankee Gas effective January 1, 2020 and at NSTAR Gas effective November 1, 2020, the addition of Eversource Gas Company of Massachusetts (EGMA), higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure, and lower interest expense due to a property tax settlement. EGMA's natural gas distribution business earned $13.9 million from October 9, 2020 through December 31, 2020. The earnings increase was partially offset by higher operations and maintenance expense and higher depreciation expense.

Our water distribution segment earnings increased $6.3 million in 2020, as compared to 2019, due primarily to an after-tax gain of $3.5 million on the sale of the water system and treatment plant of the Hingham, Massachusetts business, higher revenues from our Connecticut business' capital tracker mechanism due to increased infrastructure improvements, and a gain on the sale of land, partially offset by higher property tax expense and a higher effective tax rate.

Eversource Parent and Other Companies:  Eversource parent and other companies earnings decreased $24.8 million in 2020, as compared to 2019, due primarily to the costs of the CMA asset acquisition recorded at Eversource parent of $30.6 million in 2020. Excluding the CMA asset acquisition costs, earnings increased $5.8 million due primarily to a higher return at Eversource Service as a result of increased investments in property, plant and equipment, and lower employee-related costs, partially offset by lower unrealized gains associated with our equity method investment in a renewable energy fund.

Liquidity

Cash totaled $106.6 million as of December 31, 2020, compared with $15.4 million as of December 31, 2019.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. On October 21, 2020, Eversource parent and EGMA entered into a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Eversource Parent Commercial Paper Program	$1,054.3	$1,224.9	$945.7	$225.1	0.25%	1.98%
NSTAR Electric Commercial Paper Program	195.0	10.5	455.0	639.5	0.16%	1.63%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2020 or 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2020.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorizations: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020. On December 14, 2020, NSTAR Electric filed a petition with the DPU for authorization to issue $1.6 billion in long-term debt through December 31, 2023. On December 16, 2020, Aquarion Water Company of Connecticut filed an application with PURA for authorization to issue $100 million in long-term debt through December 31, 2021.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
0.75% Series A First Mortgage Bonds	$400.0	December 2020	December 2025	Refinanced short-term borrowings, funded capital expenditures and working capital
NSTAR Electric:
3.95% 2020 Debentures	400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
PSNH:
2.40% Series U First Mortgage Bonds	150.0	August 2020	September 2050	Refinanced short-term borrowings, funded capital expenditures and working capital
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
Eversource Parent 3.45% Series P Senior Notes (1)	300.0	August 2020	January 2050	(2)
Eversource Parent 0.80% Series Q Senior Notes	300.0	August 2020	August 2025	(2)
Eversource Parent 1.65% Series R Senior Notes	600.0	August 2020	August 2030	(2)
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 9.95% Series J First Mortgage Bonds	(25.0)	December 2020	December 2020	Paid at maturity
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
Yankee Gas 2.90% Series R First Mortgage Bonds	70.0	September 2020	September 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Aquarion Water Company of Massachusetts, Inc. and Aquarion Water Capital of Massachusetts, Inc. various term loans and general mortgage bonds	(32.2)	July 2020	Various	Redeemed long-term debt in conjunction with the sale of assets to the Town of Hingham, Massachusetts

(1) These senior notes are part of the same series issued by Eversource parent in January 2020. The aggregate outstanding principal amount of these senior notes is now $650 million.

(2) The proceeds from these Eversource parent issuances funded a portion of the purchase price for the CMA asset acquisition and refinanced short-term borrowings.

In January 2021, PSNH provided a redemption notice to the holders of the PSNH 4.050% Series Q First Mortgage Bonds that PSNH will redeem the $122 million of bonds on March 1, 2021, the par call date, in advance of the June 1, 2021 maturity date.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $20.2 million of interest payments in 2020, and $52.3 million of RRB principal payments and $26.8 million of interest payments in 2019.

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

The March and June 2020 common share issuances of 5,960,000 and 6,000,000, respectively, resulted in total proceeds of $929.0 million, net of issuance costs. The June and December 2019 common share issuances of 5,980,000 and 6,000,000, respectively, resulted in total proceeds of $852.3 million. These issuances were reflected in shareholders’ equity and as financing activities on the statements of cash flows.

Issuances of shares under the forward sale agreement were classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement were recorded in the financial statements until settlements took place. Prior to any settlements, the only impact of the forward sale agreement to the financial statements was the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 21, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received from the direct issuance of common shares and the net proceeds received from settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to partially fund the purchase of the assets of CMA, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Cash Flows:  Cash flows provided by operating activities totaled $1.68 billion in 2020, compared with $2.01 billion in 2019. Operating cash flows were unfavorably impacted by the timing of cash collections on our accounts receivable, the timing of collections for regulatory tracking mechanisms primarily related to transmission costs and the impact of the CL&P temporary rate suspension, and cash payments made in 2020 for storm restoration costs of approximately $196 million related to Tropical Storm Isaias. Also contributing to the unfavorable impact was the absence of $68.8 million in DOE Phase IV proceeds received by CYAPC and YAEC in 2019. Partially offsetting these unfavorable impacts were the favorable timing of cash payments made on our accounts payable, the absence of a $29.0 million payment made in 2019 to the DOE by CYAPC to partially settle its pre-1983 spent nuclear fuel obligation, and a decrease of $10.3 million in Pension and PBOP contributions made in 2020, as compared to 2019.

Our receivables, net of reserves, on the balance sheet have increased $206.5 million ($58.3 million at CL&P, $56.3 million at NSTAR Electric, and $20.0 million at PSNH) in 2020, as compared to 2019, due primarily to an increase in delinquent receivables from customers attributable to the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Receivables, net of reserves, also increased due to the addition of EGMA of $65.8 million as of December 31, 2020.

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

In 2020, we paid cash dividends of $744.7 million and issued non-cash dividends of $22.8 million in the form of treasury shares, totaling dividends of $767.5 million, or $2.27 per common share. In 2019, we paid cash dividends of $663.2 million and issued non-cash dividends of $22.8 million in the form of treasury shares, totaling dividends of $686.0 million, or $2.14 per common share. Our quarterly common share dividend payment was $0.5675 per share in 2020, as compared to $0.535 per share in 2019.  On February 9, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, payable on March 31, 2021 to shareholders of record as of March 4, 2021.  The 2021 dividend represents an increase of 6.2 percent over the dividend paid in December 2020.

Beginning in 2019, Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2020, CL&P, NSTAR Electric and PSNH paid $69.5 million, $262.0 million and $22.3 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In 2020, investments for Eversource, CL&P, NSTAR Electric and PSNH were $2.94 billion, $834.0 million, $907.0 million and $342.6 million, respectively.

On October 9, 2020, Eversource completed the CMA asset acquisition for a cash purchase price of $1.1 billion plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date. The purchase price included in investing cash outflows on the statement of cash flows of $1.11 billion reflects the payment to NiSource, which excludes restricted cash accounts Eversource funded of $56.8 million. For further information, see "Business Development and Capital Expenditures - Acquisition of Assets of Columbia Gas of Massachusetts" included in this Management’s Discussion and Analysis.

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions.  Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period, totaling approximately $2.94 billion in cash capital spend in 2020.  In addition, Eversource's investments in its offshore wind business totaled $237.8 million in 2020, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $1.78 billion, $316.3 million, and $271.3 million at Eversource, NSTAR Electric and PSNH, respectively, as of December 31, 2020.

As of December 31, 2020, $1.02 billion of Eversource's long-term debt, including $450.0 million, $250.0 million, $282.0 million, and $40.2 million for Eversource parent, NSTAR Electric, PSNH, and Aquarion, respectively, will mature within the next 12 months. The current portion of long-term debt on the Eversource balance sheet also includes $31.0 million related to fair value adjustments from our various business combinations that will be amortized within the next 12 months and have no cash flow impact. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings:  A summary of our corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	A-	Stable	Baa1	Stable	BBB+	Stable
CL&P	A	Stable	A3	Stable	A-	Stable
NSTAR Electric	A	Stable	A1	Stable	A	Stable
PSNH	A	Stable	A3	Stable	A-	Stable

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Stable	Baa1	Stable	BBB+	Stable
CL&P	A+	Stable	A1	Stable	A+	Stable
NSTAR Electric	A	Stable	A1	Stable	A+	Stable
PSNH	A+	Stable	A1	Stable	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $3.06 billion in 2020, $3.06 billion in 2019, and $2.86 billion in 2018.  These amounts included $239.1 million in 2020, $239.0 million in 2019, and $184.6 million in 2018 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures decreased by $75.8 million in 2020, as compared to 2019.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
CL&P	$402.9	$459.5	$465.5
NSTAR Electric	366.8	379.7	334.3
PSNH	193.9	190.4	194.2
NPT	—	9.8	29.4
Total Electric Transmission Segment	$963.6	$1,039.4	$1,023.4

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 23 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court. Oral arguments are scheduled for March 1, 2021. The majority of remaining upgrades are under construction and are expected to be placed in service in 2022. We estimate our portion of the investment will be approximately $750 million, of which $525 million has been spent and capitalized through December 31, 2020.

Southeastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission and substation upgrades in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. ISO-NE reassessed the need for projects that had yet to be constructed and reconfirmed the need for the majority of the originally identified reinforcements in July 2020. Twelve upgrades in Eversource's service territory were reconfirmed, and a single upgrade was deemed to no longer be required. Of the twelve upgrades, four require siting approvals from the Massachusetts regulatory agencies, of which one has received approval, two are before the agencies and one, a joint project with National Grid, has yet to be filed. Three substation projects will be permitted locally, three projects are under construction and two projects have been placed in-service. We estimate our portion of the investment will be approximately $175 million, of which $28 million has been spent and capitalized through December 31, 2020.

Hartford-Area Transmission Projects: This portfolio of projects consisted of 27 projects in the Hartford, Connecticut area. In the third quarter of 2020, the final projects were placed in service and as of December 31, 2020, CL&P has spent and capitalized $303 million in costs associated with this portfolio. Additional restoration costs in the first quarter of 2021 will bring the total investment to approximately $304 million.

Seacoast Reliability Project: The Seacoast Reliability Project consisted of a 13-mile, 115kV transmission line within several New Hampshire communities, using a combination of overhead, underground and underwater line designs that helped meet the growing demand for electricity in the Seacoast region. The project was placed in service on May 29, 2020 and resulted in an investment of approximately $124 million.

Ready Path Solution: The Ready Path Solution was chosen in 2020 by ISO-NE as part of the first competitive solicitation for reliability upgrades in New England to meet the energy shortfall that will be created with the retirement of the Mystic Generating Station in Massachusetts in 2024. Our portion of the portfolio consists of installing new equipment at Eversource’s existing North Cambridge Substation with an estimated investment of approximately $14 million. The project is advancing permitting and engineering with construction scheduled to start in 2021.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2020
Basic Business	$233.4	$195.1	$52.4	$480.9	$88.2	$10.9	$580.0
Aging Infrastructure	179.9	237.1	80.2	497.2	391.3	115.5	1,004.0
Load Growth and Other	77.8	110.8	21.3	209.9	65.6	0.8	276.3
Total Distribution	491.1	543.0	153.9	1,188.0	545.1	127.2	1,860.3
Solar	—	1.4	—	1.4	—	—	1.4
Total	$491.1	$544.4	$153.9	$1,189.4	$545.1	127.2	$1,861.7

2019
Basic Business	$228.7	$201.0	$47.3	$477.0	$71.2	$15.0	$563.2
Aging Infrastructure	224.5	255.5	90.8	570.8	315.2	93.9	979.9
Load Growth and Other	59.6	89.4	16.8	165.8	66.8	1.5	234.1
Total Distribution	512.8	545.9	154.9	1,213.6	453.2	110.4	1,777.2
Solar	—	7.5	—	7.5	—	—	7.5
Total	$512.8	$553.4	$154.9	$1,221.1	$453.2	$110.4	$1,784.7

2018
Basic Business	$256.3	$217.7	$69.3	$543.3	$72.9	$17.0	$633.2
Aging Infrastructure	151.6	133.3	73.0	357.9	280.2	81.1	719.2
Load Growth and Other	79.7	94.3	15.6	189.6	51.4	3.6	244.6
Total Distribution	487.6	445.3	157.9	1,090.8	404.5	101.7	1,597.0
Solar and Other	—	53.4	0.9	54.3	—	—	54.3
Total	$487.6	$498.7	$158.8	$1,145.1	$404.5	$101.7	$1,651.3

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

Acquisition of Assets of Columbia Gas of Massachusetts: On October 9, 2020, Eversource acquired certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource Inc. (NiSource). The cash purchase price was $1.1 billion, plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date that has not yet been finalized. Eversource financed the asset acquisition through a combination of debt and equity issuances in a ratio that was consistent with our consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. EGMA distributes natural gas to approximately 332,000 residential, commercial and industrial customers with over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts, adding to the approximately 303,000 natural gas customers that Eversource already serves in Massachusetts.

The transaction required approval by the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and review under the Hart-Scott-Rodino Act.

The liabilities assumed by Eversource under the Agreement specifically excluded any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities assumed also excluded any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource did not assume any of CMA's or NiSource Inc.'s third party debt obligations or notes payable.

EGMA Rate Settlement Agreement: On October 7, 2020, the DPU approved a rate settlement agreement, which requested approval of the February 26, 2020 asset purchase agreement between Eversource and NiSource, as well as a rate stabilization plan, among other items. The settlement agreement included an authorized regulatory ROE of 9.70 percent as of January 1, 2021, a 53.25 percent equity component of its capital structure, and established rate base equal to $995 million as of the closing on October 9, 2020.

The approved rate stabilization plan includes base distribution rate increases of $13 million on November 1, 2021 and $10 million on November 1, 2022. The settlement agreement includes two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027. The two rate base resets adjust distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023, for the first rate base reset occurring on November 1, 2024, and through December 31, 2026, for the second rate base reset occurring on November 1, 2027. Notwithstanding the two distribution rate increases, the two rate base reset provisions, and potential adjustments for qualifying exogenous events, EGMA agreed not to file for an increase or redesign of distribution base rates effective prior to November 1, 2028.

The settlement agreement also permits EGMA to seek recovery of both transaction and integration costs as a result of the asset acquisition after December 31, 2026, subject to DPU review and approval, and subject to certain conditions, such as demonstrating savings resulting from the acquisition.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2021 through 2025, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2021	2022	2023	2024	2025	2021 - 2025 Total
CL&P Transmission	$443	$264	$204	$206	$173	$1,290
NSTAR Electric Transmission	469	462	426	331	385	2,073
PSNH Transmission	153	189	223	224	153	942
Total Electric Transmission	$1,065	$915	$853	$761	$711	$4,305
Electric Distribution	$1,269	$1,309	$1,353	$1,289	$1,229	$6,449
Natural Gas Distribution	824	925	974	937	789	4,449
Total Electric and Natural Gas Distribution	$2,093	$2,234	$2,327	$2,226	$2,018	$10,898
Water Distribution	$149	$143	$154	$162	$171	$779
Information Technology and All Other	$217	$249	$211	$194	$176	$1,047
Total	$3,524	$3,541	$3,545	$3,343	$3,076	$17,029

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

Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area. In aggregate, the Bay State Wind and the North East Offshore ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy. As of December 31, 2020, Eversource's total equity investment balance in its offshore wind business was $887.1 million, an increase of $237.8 million, as compared to 2019.

We are preparing our final project designs and advancing the appropriate federal, state and local siting and permitting processes along with our offshore wind partner, Ørsted, all of which is competitively sensitive. We currently expect to make investments in our offshore wind business of approximately $300 million to $500 million during 2021, subject to advancing our final project designs and federal, state and local permitting processes.

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

Federal Siting and Permitting Process: The South Fork Wind project has commenced the federal siting and permitting process with the filing of its Construction Operations Plan (COP) application with BOEM in 2018. The first major milestone in the BOEM review process is an issuance of a Notice of Intent to complete an Environmental Impact Statement (NOI), which South Fork Wind received in 2018. In August 2020, we received the final review schedule from BOEM regarding South Fork Wind’s COP approval. In January 2021, BOEM released its Draft Environmental Impact Statement (EIS) for the South Fork Wind project, which assessed the environmental, social, and economic impacts of constructing the project. Identified impacts were negligible to major adverse impacts to marine and terrestrial archaeological resources and to historic, and non-historic visual resources from project construction and operations. The Draft EIS also analyzed four alternatives to be evaluated as part of the process. Each of the identified alternative configurations had a similar level of environmental impacts, and if an alternative configuration was selected, the South Fork Wind project would still meet the contractual output under its PPA. A Final EIS is expected in the third quarter of 2021 and a final decision is expected in January 2022.

Based on BOEM’s final review schedule and final United States Army Corps of Engineers approval, we expect to start construction on South Fork in early 2022. South Fork Wind is designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the project’s permitting timelines.

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. Both projects received FAST41 designation in 2020. We are awaiting BOEM to outline its timeline for completing the review of each of the Revolution Wind and Sunrise Wind COPs in an NOI, which we expect to receive in 2021.

State and Local Siting and Permitting Process: South Fork Wind commenced the New York state siting process in 2018. On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Amongst other things, the Joint Proposal included proposed mitigations to certain environmental, community and construction impacts associated with constructing electrical infrastructure. South Fork Wind was initially joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation. Hearings in the state siting process concluded in December 2020 and a decision is expected in mid-2021.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project. The Town approved the easements on January 21, 2021 and Trustees approved the lease on January 25, 2021.

State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind application was deemed complete on January 22, 2021 and the preliminary hearing is set for March 22, 2021.

Projected In-Service Dates: Based on BOEM’s confirmed permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, we now expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, we do not have a definitive timeline on when we will receive BOEM’s NOIs. At this time, we believe that it is unlikely that the projected in-service dates of the end of 2023 and the end of 2024 for Revolution Wind and Sunrise Wind, respectively, will be met. We are currently awaiting the receipt of BOEM’s NOIs for Revolution Wind and Sunrise Wind, which we expect to receive in 2021, in order to conclude on projected in-service dates.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2020 and 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2020 and 2019.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases.

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. Various parties appealed the MISO transmission owners' opinion. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. From the date of a final FERC order, a change of 10 basis points to the base ROE would impact Eversource’s 2021 after-tax earnings by approximately $5 million, or $0.01 per share, per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

FERC Transmission Transparency Settlement: On December 28, 2015, FERC initiated a proceeding to review the NETOs' regional and local transmission formula rates due to a lack of transparency, finding that the formula rates appeared to lack sufficient details to determine how costs are derived and recovered in rates. Parties engaged in further settlement negotiations and reached an agreement in principle on October 22, 2019. On June 15, 2020, the NETOs filed an uncontested Settlement Agreement with FERC, which was signed by all six New England state regulatory commissions, New England States Committee on Electricity, New England Municipals and all the NETOs. On December 28, 2020, the FERC issued an order approving the Settlement Agreement, which establishes annual formula rate transparency procedures effective June 15, 2021, implements a new regional and local rate structure effective January 1, 2022, and contains a rate moratorium through December 31, 2024.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates:  Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P, Yankee Gas and Aquarion operate in Connecticut and are subject to PURA regulation; NSTAR Electric, NSTAR Gas, EGMA and Aquarion operate in Massachusetts and are subject to DPU regulation; and PSNH and Aquarion operate in New Hampshire and are subject to NHPUC regulation.  The regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

In Connecticut, electric and natural gas utilities are required to file a distribution rate case, or for PURA to initiate a rate review, within four years of the last rate case. CL&P's and Yankee Gas' distribution rates were each established in 2018 PURA-approved rate case settlement agreements. Aquarion is not required to initiate a rate review with the PURA on a set schedule. Aquarion rates were established in a 2013 PURA-approved rate case.

In Massachusetts, electric distribution companies are required to file at least one distribution rate case every five years, and natural gas local distribution companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period. NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case. NSTAR Gas' distribution rates were established in an October 2020 DPU-approved rate case. EGMA's distribution rates were established in an October 2020 DPU-approved rate settlement agreement. Aquarion is not required to initiate a rate review with the DPU. Aquarion rates were established in a 2018 DPU-approved rate case.

In New Hampshire, PSNH's distribution rates were established in a December 2020 NHPUC-approved rate case settlement agreement. Aquarion rates were established in a 2013 NHPUC-approved rate case, further revised in 2016. On December 18, 2020, Aquarion filed an application with the NHPUC for a permanent increase in base rates, effective February 1, 2021.

See "Regulatory Developments and Rate Matters - Massachusetts" and "- New Hampshire," as well as "Business Development and Capital Expenditures – Acquisition of Assets of Columbia Gas of Massachusetts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information on the NSTAR Gas, PSNH and EGMA 2020 rate approvals.

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

The electric and natural gas distribution companies also recover certain other costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, recovery of these costs has no impact on earnings.  Costs recovered through cost tracking mechanisms include, among others, energy efficiency program costs, electric retail transmission charges, electric restructuring and stranded costs (including securitized RRB charges), and additionally for our Massachusetts companies, pension and PBOP benefits and net metering for distributed generation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.  These cost tracking mechanisms also include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings.

COVID-19 Regulatory Dockets: In Connecticut, PURA opened a docket to address COVID-19 developments, including issuing orders on March 18, 2020, April 29, 2020 and May 15, 2020 that authorized electric, natural gas and water utilities to establish a regulatory asset for COVID-19 uncollectible customer receivable expenses and costs associated with the related orders.  PURA’s April 29, 2020 order, as supplemented on May 15, 2020, also allowed the inclusion of working capital costs in the regulatory asset, and authorized electric, natural gas and water utilities to establish a payment plan program designed to assist any customer who requests financial assistance during the COVID-19 pandemic. On July 10, 2020, PURA denied a request from a coalition of large industrial customers to reduce or suspend certain electric and natural gas charges during the COVID-19 pandemic.

In Massachusetts, on July 31, 2020, the DPU approved and adopted a coalition of electric, natural gas and water utilities’ comprehensive Customer Assistance Plan involving extended payment plans and waiver of late fees, extended plans under available arrearage management plans (AMPs), and continuation of the Shut-Off Moratorium. On September 3, 2020, the DPU approved the 2020 small commercial arrearage forgiveness program (AFP) proposed by the electric and natural gas distribution companies. In its interim order dated December 31, 2020, the DPU established certain cost tracking and data reporting requirements for the distribution companies and will allow each company to record, defer, and track incremental cost areas, subject to the DPU’s final determination of the ratemaking treatment in D.P.U. 20-58 and D.P.U. 20-91. In D.P.U. 20-91, the DPU will adjudicate the contested cost-recovery provisions identified in the Ratemaking Proposal and consider proposals to expand alternative customer bill payment options. The distribution companies’ Ratemaking Proposal for COVID-19 financial-related impacts includes recovery requests for each of the following five cost categories: (1) cash working capital; (2) arrearage forgiveness; (3) bad debt; (4) COVID-19 O&M expenses; and (5) waived fees.

In New Hampshire, on October 5, 2020, the NHPUC approved an agreement governing collections and disconnection activities, deposit activities, flexible payment plans, and special arrangements for income-qualified customers for all New Hampshire utilities including Eversource’s electric and water utilities. The terms of that agreement continue through at least April 2021. Also, on August 18, 2020, the NHPUC Staff recommended that utilities in New Hampshire be permitted to create a regulatory asset for waived fees and incremental bad debt related to the COVID-19 pandemic. On November 13, 2020, the NHPUC Staff revised its recommendation arguing that waived fees should not be included in any regulatory asset related to the COVID-19 pandemic. The New Hampshire utilities disputed that recommendation on December 4, 2020, and on December 16, 2020, the NHPUC Staff renewed its November 13, 2020 recommendation. The NHPUC has yet to act on that recommendation.

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

Based on current estimates, the storm resulted in deferred storm restoration costs on our balance sheets of approximately $228 million at CL&P and $245 million at Eversource as of December 31, 2020. The estimated cost of restoration will change as additional cost information becomes available, final storm costs are deferred or capitalized, and post-storm restoration work is completed. The majority of incremental storm costs relate to third-party vendors that are external field crews needed to restore power and address municipal priorities. CL&P’s current estimate of total storm costs includes its projection of the cost of such vendors, but that estimate will change as CL&P receives and examines all storm related invoices.

Connecticut:

CL&P Storm Investigation: On August 7, 2020, PURA issued a notice that it had opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. Hearings were completed in January 2021 and a final decision is currently expected on April 28, 2021. If the April 28, 2021 final decision concludes that CL&P failed to comply with applicable storm performance standards, then a separate proceeding will be initiated on May 7, 2021 to examine if and what amount of any civil penalty could potentially be imposed on CL&P, with a final decision currently anticipated on July 14, 2021.

CL&P Rate Suspension: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates to ensure that CL&P is not over-collecting revenues in the short-term. Rates were adjusted effective August 1, 2020. PURA indicated that this was due to the convergence of a number of recent events, including the COVID-19 crisis and its corresponding effect on customer energy usage, as well as the warmer than normal weather in July. On December 2, 2020, PURA issued a final decision in which it adjusted the timing of the annual rate adjustments for the Revenue Decoupling Mechanism Charge, the Transmission Adjustment Clause charge, the Non-Bypassable Federally Mandated Congestion Charge, and the Electric System Improvements Tracker so that these rates take effect on May 1st of each year, as opposed to the current process of adjusting rates each January 1 and July 1. The final decision also modified the calculation of carrying charges and shifted the timing of recovery to rely on more actual versus forecasted information, among other changes.

The temporary suspension of rates has resulted in a current period under-recovery of costs, which results in an increase to our regulatory assets, with no impact on the statement of income other than carrying charges, and a delay in the collection of our costs.

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its third annual Performance Based
Rate Adjustment filing on September 15, 2020 and the DPU approved a $29.9 million increase to base distribution rates on December 30, 2020 for effect on January 1, 2021.

NSTAR Gas Rate Case: On October 30, 2020, the DPU approved a base distribution rate increase of $23.0 million effective November 1, 2020, compared to the original request of $38.0 million. NSTAR Gas' 2019 plant additions are allowed recovery beginning on November 1, 2021.  Thus, the reduced revenue requirement reflects the removal of this recovery, among other adjustments. The DPU also approved NSTAR Gas' proposal to continue its ongoing Gas System Enhancement Program (GSEP), the inclusion of GSEP investments since 2015 into base rates, and the implementation of a 10-year performance-based ratemaking plan, which includes an inflation-based adjustment mechanism to annual base distribution rates. The decision allows an authorized regulatory ROE of 9.9 percent on a capital structure including 54.77 percent equity. The decision also approves a geothermal pilot program. The impact of the rate case decision resulted in a pre-tax charge to earnings in 2020 of $2.7 million at NSTAR Gas, primarily due to certain plant-related disallowances.

Sale of Water System: On July 31, 2020, we sold our water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts. Net property, plant and equipment of $63.9 million and goodwill of $23.6 million were included in determining the gain on sale. Proceeds from the sale were $110.5 million, with a pre-tax gain of $16.0 million (after-tax gain of $3.5 million) recognized within Operations and Maintenance Expense on the statement of income for the year ended December 31, 2020. The assets and liabilities associated with the sale of the business were previously reflected in the Water Distribution segment and reporting unit.

New Hampshire:

PSNH Distribution Rates: On June 27, 2019, the NHPUC approved a settlement agreement that was reached by PSNH, the NHPUC Staff, the Office of the Consumer Advocate, and another settling party, to implement a temporary annual base distribution rate increase of $28.3 million. Although new rates were implemented on August 1, 2019 to customers, the provisions of the temporary base distribution rate increase were effective July 1, 2019. The settlement agreement also permitted PSNH to recover approximately $68.5 million in unrecovered storm costs over a five-year period beginning August 1, 2019, with debt carrying charges, which is included in the temporary rate increase.

On May 28, 2019, PSNH filed an application with the NHPUC for a permanent increase in base distribution rates of approximately $70 million, effective July 1, 2020, which included the temporary rate increase request. Temporary rates remained in effect with a reconciliation of permanent rates retroactive to July 1, 2019 once permanent rates were set.

On December 15, 2020, the NHPUC approved an October 9, 2020 settlement agreement on permanent rates between PSNH and all parties to the proceeding. The NHPUC approved a permanent rate increase of $45.0 million effective January 1, 2021, inclusive of the temporary rate increase referenced above. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. On December 23, 2020, the NHPUC approved the first step adjustment for 2019 plant in service to recover a revenue requirement of $10.6 million, subject to reconciliation after completion of an audit, effective January 1, 2021. The settlement agreement also established an authorized regulatory ROE of 9.3 percent with a 54.4 percent common equity ratio in PSNH’s capital structure and provided for a new tracker to recover regulatory assessments, vegetation management costs, property tax costs, and lost distribution revenue attributable to net metering. In addition, base distribution rates were adjusted to reflect the refund of EDIT from the Tax Cuts and Jobs Act of 2017.

The settlement agreement allowed for the effect of the permanent rate increase to be extended back to the temporary rate period. In lieu of a customer rate increase for this recoupment of revenue, the NHPUC directed a portion of the total EDIT regulatory liability to offset bill impacts to customers. The impact of the settlement agreement resulted in an after-tax benefit to earnings in 2020 of $11.0 million at Eversource ($7.2 million at PSNH), due primarily to the reconciliation of permanent rates back to the temporary rate period resulting in a reduction of the EDIT regulatory liability, which reduced Income Tax Expense on the statement of income, and the allowed recovery of previously expensed costs. The earnings impact was partially offset by the negative impact from the over-refunding of the change in the 2018 federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 that was reflected in temporary rates, which reduced Operating Revenues on the statement of income.

PSNH Generation Asset Divestiture-Related Costs: On May 15, 2020, the NHPUC Audit Staff issued a final report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs. The findings in the audit report as well as other aspects of the divestiture process were further investigated by NHPUC Staff through the discovery phase, which was completed in July 2020. On September 30, 2020, PSNH filed a settlement agreement on the generation asset divestiture-related costs with the NHPUC Audit Staff. The settlement agreement resolved all issues with respect to PSNH’s divestiture of its generating assets and the recovery of $12.0 million of divestiture-related costs incurred above the $635.7 million amount previously securitized. On December 17, 2020, the NHPUC approved the additional $12.0 million proposed in the settlement agreement to be recovered over a one-year period through the SCRC rate beginning February 1, 2021.

Legislative and Policy Matters

Federal: On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act. Among other provisions, the CARES Act provides for loans and other benefits to small and large businesses, expanded unemployment insurance, direct payments to those with wages middle-income and below, new appropriations funding for health care and other priorities, and tax changes like deferrals of employer payroll tax liabilities coupled with an employee retention tax credit and rollbacks of Tax Cuts and Jobs Act of 2017 limitations on net operating losses and certain business interest limitation. For the year ended December 31, 2020, we have recorded a tax liability of approximately $39 million related to the deferral of employer payroll tax liability provision. Fifty percent of the deferral of employer payroll tax liability must be paid by December 31, 2021 and the remaining amount by December 31, 2022. Other than the cash flow benefit described, the CARES Act did not have a material impact.

On December 27, 2020, President Trump signed into law H.R. 133, the “Consolidated Appropriations Act, 2021.” The House of Representatives and Senate previously passed the bill with overwhelming support. The legislation includes tax extenders as part of Division EE, the “Taxpayer Certainty and Disaster Tax Relief Act of 2020.” The provisions within the law include the extension of the Investment Tax Credit (ITC) for solar at 26 percent for facilities the construction of which begins through the end of 2022, at 22 percent for facilities the construction of which begins in 2023, and postponement of the date after which solar facilities placed in service receive only a 10 percent ITC to December 31, 2025, the extension of the ITC at 30 percent (with no phase-down) to offshore wind if construction begins by December 31, 2025 (qualifying offshore wind includes facilities located in the inland navigable waters or in the coastal waters of the U.S.), and the extension and expansion of the CARES Act employee retention tax credit for the period from January 1, 2021 through June 30, 2021, including increasing the credit rate from 50 percent to 70 percent of qualified wages, and increasing the per-employee creditable wages limit from $10,000 per year to $10,000 for each quarter. The tax credit provision impacts to Eversource are still being evaluated but are a significant positive development for the Company and provides the opportunity to generate additional tax credits in its renewable energy projects when the projects become operational.

Massachusetts: On January 28, 2021, the Massachusetts Legislature approved legislation which permits electric or natural gas distribution companies to assist Massachusetts municipalities in responding to the risks of climate change by owning solar facilities equal to up to 10 percent of the total installed solar generating capacity in Massachusetts as of July 31, 2020. Such facilities may be paired with energy storage where feasible to do so. This legislation is anticipated to allow each of Eversource’s Massachusetts operating companies to own up to approximately 280 MWs of solar generating facilities in addition to the 70 MWs previously constructed at NSTAR Electric.

Connecticut: On October 8, 2020, Connecticut enacted Public Act 20-5 (House Bill Number 7006), September Special Session (the Act). The Act, among other things, (1) requires PURA to open a proceeding by June 1, 2021 to begin to evaluate and eventually implement performance based regulation for electric distribution companies, and permits PURA to open a proceeding to consider such regulation for natural gas and water companies; (2) extends deadlines for PURA to issue final decisions in rate cases, change of control transactions and financing proceedings to be more consistent with timeframes in many other U.S. jurisdictions; (3) increases the maximum potential penalty for noncompliance with storm performance standards from 2.5 percent to 4 percent of annual electric distribution company revenue; and (4) directed PURA to open a proceeding by January 1, 2021 to evaluate and decide when bill credits should be paid to electric customers who lose service in future storms, including when waivers of these criteria will be granted to utilities. PURA opened a docket on December 29, 2020 to evaluate when bill credits would be paid for new storms after July 1, 2021. This law has no impact on storm response, costs or impacts prior to July 1, 2021.

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

We use judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements.  We believe it is probable that each of the regulated companies will recover its respective investments in long-lived assets and the regulatory assets that have been recorded.  If we determine that we can no longer apply the accounting guidance applicable to rate-regulated enterprises, or that we cannot conclude it is probable that costs will be recovered from customers in future rates, the applicable costs would be charged to net income in the period in which the determination is made.

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

Expected Long-Term Rate of Return on Plan Assets:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2020, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans.  For the forecasted 2021 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2020, the discount rates used to determine the funded status were within a range of 2.4 percent to 2.7 percent for the Pension and SERP Plans, and within a range of 2.5 percent to 2.6 percent for the PBOP Plans.  As of December 31, 2019, the discount rates used were within a range of 3.0 percent to 3.4 percent for the Pension and SERP Plans, and within a range of 3.2 percent to 3.3 percent for the PBOP Plans.  The decrease in the discount rates used to calculate the funded status resulted in an increase to the Pension and PBOP Plans' liability of $603.0 million and $68.3 million, respectively, as of December 31, 2020.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2020 expense were within a range of 2.6 percent to 3.5 percent for the Pension and SERP Plans, and within a range of 2.7 percent to 3.6 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2020, a revised scale for the mortality table was released, and we utilized it in our measurements.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants receive in the future.  As of December 31, 2020 and 2019, the compensation/progression rates used to determine the funded status were within a range of 3.5 percent to 4 percent.

Health Care Cost: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2020, for the Aquarion PBOP Plan, the health care trend rate for pre-65 retirees is 6.3 percent, with an ultimate rate of 5 percent in 2023, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Actuarial Determination of Expense:  Pension, SERP and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent the amortization of differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension and SERP Plans was $56.9 million, $63.7 million and $39.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.  For the PBOP Plans, there was net periodic PBOP income of $51.6 million, $41.5 million and $45.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unamortized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that expense in 2021 for the Pension and SERP Plans will be approximately $28 million and income in 2021 for the PBOP Plans will be approximately $58 million. Pension, SERP and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $109.6 million to the Pension Plans in 2020.  We currently estimate contributing $130.0 million to the Pension Plans in 2021.

It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts.  We contributed $1.9 million to the PBOP Plans in 2020.  We currently estimate contributing $2.8 million to the PBOP Plans in 2021.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plans' (excluding the SERP Plans) reported annual cost and a decrease to the PBOP Plans' reported annual income as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Decrease in PBOP Plan Income
Assumption Change	As of December 31,		As of December 31,
Eversource	2020	2019	2020	2019
Lower expected long-term rate of return	$25.0	$22.9	$4.5	$4.1
Lower discount rate	25.4	21.7	1.7	1.7
Higher compensation rate	8.8	8.7	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions, which totaled $4.45 billion as of December 31, 2020. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. We recorded $42 million of goodwill arising from the acquisition of CMA on October 9, 2020. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2020, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, $441 million to Natural Gas Distribution and $884 million to Water Distribution.

We are required to test goodwill balances for impairment at least annually by considering the fair values of the reporting units, which requires us to use estimates and judgments.  We have selected October 1st of each year as the annual goodwill impairment test date.  Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value.  If goodwill were deemed to be impaired, it would be written down in the current period to the extent of the impairment.

We performed an impairment test of goodwill as of October 1, 2020 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2020 goodwill impairment assessment resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment. The fair value of the reporting units was substantially in excess of carrying value.

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

Impairment of Northern Pass Transmission:  Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. In 2019, Eversource terminated the project and permanently abandoned any further development.

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

Equity Method Investments: Investments in affiliates where we have the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. For our offshore wind equity method investment, basis differences are related to intangible assets for PPAs that will be amortized over the term of the PPAs, and equity method goodwill that are not amortized. Capitalized interest associated with our offshore wind equity method investment is included in the investment balance.

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

In 2020, Eversource recorded an other-than-temporary impairment of $2.8 million within Other Income, Net on the statement of income, related to a write-off of an investment within a renewable energy fund.

In 2018, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on our statement of income, related to Access Northeast, an equity method investment. Eversource identified a September 2018 non-Eversource natural gas series of explosions in eastern Massachusetts, compounded by an adverse legislative environment, as negative evidence that indicated potential impairment of our investment in Access Northeast. In 2018, management determined that the future cash flows of the Access Northeast project were uncertain and could no longer be reasonably estimated and that the book value of our equity method investment was not recoverable. On April 1, 2019, pursuant to a provision in the partnership agreement jointly entered into by Eversource, Enbridge, Inc. and National Grid plc, through Algonquin Gas Transmission, LLC, the Access Northeast project was terminated.

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

Pursuant to the Tax Cuts and Jobs Act of 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit our customers in future periods. As of December 31, 2020, these EDIT liabilities were estimated to be approximately $2.78 billion and were included in regulatory liabilities on the balance sheet. Eversource's regulated companies are in the process of, or will be, refunding the EDIT liabilities to customers based on orders issued by applicable state regulatory commissions. The refund of these regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated. Increases to estimates of environmental liabilities could have an adverse impact on earnings. We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  Estimates are based on the expected remediation plan. Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates.

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal), to marketable securities held in trusts, and to our investments in our Pension and PBOP Plans. Fair value measurements are also incorporated into the accounting for goodwill, long-lived assets, equity method investments, and AROs, and in the valuation of the acquisition of CMA in 2020. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

Changes in fair value of our derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs of these contracts in rates charged to customers.  These valuations are sensitive to the prices of energy and energy-related products in future years for which markets have not yet developed and assumptions are made.

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

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2020, is summarized annually through 2025 and thereafter as follows:

Eversource
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt maturities (a)	$1,022.2	$1,175.2	$1,658.2	$1,049.9	$1,400.0	$9,807.9	$16,113.4
Rate reduction bond maturities	43.2	43.2	43.2	43.2	43.2	324.1	540.1
Estimated interest payments on existing debt (b)	542.8	510.6	478.4	437.3	391.0	4,541.4	6,901.5
Operating leases (c)	11.4	9.0	6.4	4.5	3.4	36.2	70.9
Finance leases(c)	7.2	5.7	4.9	4.8	4.7	60.7	88.0
Funding of pension obligations (d) (e)	130.0	—	—	—	—	—	130.0
Funding of PBOP obligations (d) (e)	2.8	—	—	—	—	—	2.8
Estimated future annual long-term contractual costs (f)	1,328.8	1,218.6	1,096.1	1,052.3	1,023.0	5,451.8	11,170.6
Total (g)	$3,088.4	$2,962.3	$3,287.2	$2,592.0	$2,865.3	$20,222.1	$35,017.3

CL&P
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt maturities (a)	$—	$—	$400.0	$139.8	$400.0	$2,975.5	$3,915.3
Estimated interest payments on existing debt (b)	156.2	156.2	151.2	146.2	135.2	1,884.0	2,629.0
Operating leases (c)	0.2	0.1	—	—	—	—	0.3
Finance leases (c)	1.5	—	—	—	—	—	1.5
Funding of pension obligations (d) (e)	78.9	—	—	—	—	—	78.9
Estimated future annual long-term contractual costs (f)	588.3	661.5	684.6	674.9	647.7	2,755.8	6,012.8
Total (g)	$825.1	$817.8	$1,235.8	$960.9	$1,182.9	$7,615.3	$12,637.8
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

(e)    These amounts represent expected pension and PBOP contributions for 2021.  Future contributions will vary depending on many factors, including the performance of existing plan assets, valuation of the plans' liabilities and long-term discount rates.

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

For further information regarding our contractual obligations and commercial commitments, see Note 7, "Asset Retirement Obligations," Note 8, "Short-Term Debt," Note 9, "Long-Term Debt," Note 10, "Rate Reduction Bonds and Variable Interest Entities," Note 11A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," Note 13, "Commitments and Contingencies," and Note 14, "Leases," to the financial statements.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2020 and 2019 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Increase/(Decrease)
Operating Revenues	$8,904.4	$8,526.5	$377.9
Operating Expenses:
Purchased Power, Fuel and Transmission	2,987.8	3,040.2	(52.4)
Operations and Maintenance	1,480.3	1,363.1	117.2
Depreciation	981.4	885.3	96.1
Amortization	177.7	195.4	(17.7)
Energy Efficiency Programs	535.8	501.4	34.4
Taxes Other Than Income Taxes	752.7	711.0	41.7
Impairment of Northern Pass Transmission	—	239.6	(239.6)
Total Operating Expenses	6,915.7	6,936.0	(20.3)
Operating Income	1,988.7	1,590.5	398.2
Interest Expense	538.4	533.2	5.2
Other Income, Net	108.6	132.8	(24.2)
Income Before Income Tax Expense	1,558.9	1,190.1	368.8
Income Tax Expense	346.2	273.5	72.7
Net Income	1,212.7	916.6	296.1
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$1,205.2	$909.1	$296.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage (Decrease)/Increase
	2020	2019		2020	2019		2020	2019
Traditional	7,675	7,685	(0.1)%	—	—	—%	2,011	2,161	(6.9)%
Decoupled and Special Contracts (1)(2)	42,531	43,934	(3.2)%	112,756	107,806	4.6%	23,122	21,370	8.2%
Total Sales Volumes	50,206	51,619	(2.7)%	112,756	107,806	4.6%	25,133	23,531	6.8%

(1)     Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

(2) The 2020 firm natural gas sales volumes include the addition of EGMA beginning October 9, 2020.

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

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table above). For CL&P, NSTAR Electric, NSTAR Gas, EGMA, Yankee Gas, and our Connecticut water distribution business, fluctuations in retail sales volumes do not materially impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above). These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

Operating Revenues: Operating Revenues by segment increased in 2020, as compared to 2019, as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$155.8
Natural Gas Distribution	146.5
Electric Transmission	147.1
Water Distribution	0.8
Other	207.4
Eliminations	(279.7)
Total Operating Revenues	$377.9

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $97.5 million in 2020, as compared to 2019, due primarily to the impact of CL&P's base distribution rate increases effective May 1, 2020 and May 1, 2019, which include recovery of storm costs and certain other items that do not impact earnings, the NSTAR Electric base distribution rate increase effective January 1, 2020, and the impact of the PSNH temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.

•The increase in total electric distribution revenues was partially offset by the impact of the December 2020 PSNH settlement agreement driven by the negative impact from the over-refunding of the change in the 2018 federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 that was reflected in temporary rates.

•Base natural gas distribution revenues increased $34.3 million in 2020, as compared to 2019, due primarily to base distribution rate increases at Yankee Gas effective January 1, 2020 and at NSTAR Gas effective November 1, 2020.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. However, tracked revenues do include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for the Massachusetts utilities, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$(211.8)	$(49.3)
CL&P FMCC	120.5	N/A
Other distribution tracking mechanisms	36.3	30.9
Wholesale Market Sales Revenue	111.6	(19.5)

The decrease in energy supply procurement within electric distribution was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes in 2020, as compared to 2019. The increase in the CL&P FMCC regulatory tracking mechanism revenues and the increase in wholesale market sales revenue within electric distribution was due primarily to the new Millstone PPA entered into by CL&P in 2019, as required by regulation. Beginning in the fourth quarter of 2019, CL&P sells the energy purchased from Millstone Nuclear Power Station (Millstone) into the wholesale market and uses the proceeds from the energy sales to offset a portion of the contract costs. The net costs under the contract are recovered from customers in the FMCC rate.

The addition of EGMA increased total operating revenues at the natural gas distribution segment by $154.8 million.

Electric Transmission Revenues:  Electric transmission revenues increased $147.1 million in 2020, as compared to 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$48.1
Natural Gas Costs	(7.9)
Transmission Costs	(6.3)
Eliminations	(86.3)
Total Purchased Power, Fuel and Transmission	$(52.4)

The increase in purchased power expense at the electric distribution business in 2020 as compared to 2019, was driven primarily by the impact of energy purchases from the new Millstone PPA and higher average supply-related sales volumes, partially offset by lower average prices. The decrease in natural gas supply costs at our natural gas distribution business was due primarily to lower average prices and lower average sales volumes, partially offset by the addition of EGMA natural gas supply costs as a result of the CMA asset acquisition of $58.8 million.

The decrease in transmission costs in 2020, as compared to 2019, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Storm restoration costs	$29.8
Shared corporate costs (including computer software depreciation at Eversource Service)	22.6
COVID-19 Costs	9.5
Employee-related expenses, including labor and benefits	(12.9)
Operations-related expenses, including vegetation management, vehicles, and outside services	(5.7)
Other non-tracked operations and maintenance	(8.3)
Total Base Electric Distribution (Non-Tracked Costs)	35.0
Tracked Costs (Electric Distribution and Electric Transmission) - Increase due to higher transmission expenses of $26.3 million and increase of $24.0 million due to higher pension tracking mechanism deferral	55.8
Total Electric Distribution and Electric Transmission	90.8
Natural Gas Distribution:
Base (Non-Tracked) Costs, excluding EGMA - Increase due primarily to higher shared corporate costs of $10.1 million and $6.3 million for COVID-19 costs, partially offset by lower employee-related expenses of $7.5 million	13.3
Tracked Costs, excluding EGMA	4.2
EGMA Operations and Maintenance - due to CMA asset acquisition	40.1
Total Natural Gas Distribution	57.6
Water Distribution:
Gain on sale of Hingham water system	(16.0)
Other	0.9
Total Water Distribution	(15.1)
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	83.9
Acquisition costs related to CMA	42.1
Eliminations	(142.1)
Total Operations and Maintenance	$117.2

Depreciation expense increased in 2020, as compared to 2019, due to higher utility plant in service balances, and due to the addition of EGMA utility plant balances as a result of the CMA asset acquisition of $10.9 million.

Amortization expense includes the deferrals of energy supply, energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates.  These deferrals adjust expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization decreased in 2020, as compared to 2019, due to the deferrals for the under recovery of energy purchases related to the Millstone PPA at CL&P and due to the deferral of other energy supply and energy-related costs.

Energy Efficiency Programs expense increased in 2020, as compared to 2019, due primarily to the deferral adjustment at CL&P, PSNH and NSTAR Gas, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers and the timing of the recovery of energy efficiency costs. The increase was also due to the addition of EGMA energy efficiency program costs as a result of the CMA asset acquisition of $14.4 million. The increase was partially offset by a decrease in spending on certain large energy efficiency projects in 2020, compared to 2019 at NSTAR Electric, due to timing. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2020, as compared to 2019, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes at CL&P, and due to the addition of EGMA property taxes as a result of the CMA asset acquisition of $9.7 million. The increase was partially offset by a decrease of $21.4 million related to CL&P's remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. The increase was also partially offset by a decrease in property tax at NSTAR Gas relating to the resolution of disputed property taxes for prior years.

Impairment of Northern Pass Transmission reflects an impairment charge of $239.6 million that was recorded in the second quarter of 2019 as a result of the July 19, 2019 New Hampshire Supreme Court decision. The after-tax impact of this impairment charge was $204.4 million.

Interest Expense increased in 2020, as compared to 2019, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($27.3 million) and higher amortization of debt discounts and premiums, net ($4.6 million), partially offset by a decrease in interest on notes payable ($16.9 million), a decrease in interest expense at NSTAR Gas relating to the resolution of disputed property taxes for prior years ($5.7 million), and an increase in capitalized AFUDC related to debt funds and other capitalized interest ($3.6 million).

Other Income, Net decreased in 2020, as compared to 2019, due primarily to a decrease in equity in earnings related to Eversource's equity method investments ($28.0 million), the absence in 2020 of the recognition of the equity component of the carrying charges related to PSNH storm costs recorded in interest income in the first quarter of 2019 ($5.2 million) and lower AFUDC related to equity funds ($3.0 million), partially offset by an increase related to pension, SERP and PBOP non-service income components ($13.1 million).

Income Tax Expense increased in 2020, as compared to 2019, due primarily to higher pre-tax earnings ($23.5 million), higher state taxes ($12.6 million), by the absence in 2020 of the impairment of NPT ($35.2 million), by a decrease in tax planning benefits ($9.5 million), the sale of Hingham water system ($12.5 million), return to provision adjustments ($3.3 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.1 million), partially offset by an increase in share-based payment excess tax benefits ($5.1 million), an increase in amortization of EDIT ($11.3 million), and a decrease in valuation allowance ($11.6 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2020 and 2019 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2020	2019	Increase	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Operating Revenues	$3,547.5	$3,232.6	$314.9	$2,941.1	$3,044.6	$(103.5)	$1,079.1	$1,065.9	$13.2
Operating Expenses:
Purchased Power and Transmission	1,369.2	1,188.2	181.0	879.2	1,064.3	(185.1)	364.1	398.4	(34.3)
Operations and Maintenance	572.9	549.2	23.7	534.1	468.4	65.7	219.3	211.0	8.3
Depreciation	320.7	301.2	19.5	319.5	296.5	23.0	100.4	93.7	6.7
Amortization of Regulatory Assets, Net	58.4	51.6	6.8	83.2	103.7	(20.5)	52.8	57.7	(4.9)
Energy Efficiency Programs	141.5	118.2	23.3	264.0	289.2	(25.2)	37.6	26.0	11.6
Taxes Other Than Income Taxes	344.4	342.5	1.9	206.8	195.6	11.2	81.6	62.6	19.0
Total Operating Expenses	2,807.1	2,550.9	256.2	2,286.8	2,417.7	(130.9)	855.8	849.4	6.4
Operating Income	740.4	681.7	58.7	654.3	626.9	27.4	223.3	216.5	6.8
Interest Expense	153.6	151.4	2.2	130.5	114.2	16.3	58.1	60.7	(2.6)
Other Income, Net	20.8	17.6	3.2	52.0	44.6	7.4	13.8	19.2	(5.4)
Income Before Income Tax Expense	607.6	547.9	59.7	575.8	557.3	18.5	179.0	175.0	4.0
Income Tax Expense	149.7	137.0	12.7	130.8	125.3	5.5	31.7	41.0	(9.3)
Net Income	$457.9	$410.9	$47.0	$445.0	$432.0	$13.0	$147.3	$134.0	$13.3

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2020	2019	Decrease	Percent
CL&P	20,113	20,719	(606)	(2.9)%
NSTAR Electric	22,418	23,215	(797)	(3.4)%
PSNH	7,675	7,685	(10)	(0.1)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $314.9 million at CL&P and $13.2 million at PSNH, and decreased $103.5 million at NSTAR Electric in 2020, as compared to 2019.

Base Distribution Revenues:
•CL&P's distribution revenues increased $40.0 million due primarily to the impact of its base distribution rate increases effective May 1, 2020 and May 1, 2019, which include recovery of storm costs and certain other items that do not impact earnings.
•NSTAR Electric's distribution revenues increased $32.6 million due primarily to the impact of its base distribution rate increase effective January 1, 2020.
•PSNH's distribution revenues increased $24.9 million due primarily to the impact of its temporary base distribution rate increase effective July 1, 2019, which includes recovery of storm costs and certain other items that do not impact earnings.
•The increase in PSNH’s total distribution revenues was partially offset by the impact of the December 2020 settlement agreement driven by the negative impact from the over-refunding of the change in the 2018 federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 that was reflected in temporary rates.

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

Tracked revenues increased/(decreased) in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(58.7)	$(116.7)	$(36.4)
CL&P FMCC	120.5	—	—
Other distribution tracking mechanisms	38.2	(17.6)	15.7
Wholesale Market Sales Revenue	125.0	(14.7)	1.3

The decrease in energy supply procurement at CL&P and PSNH reflects lower average prices, partially offset by higher average supply-related sales volumes in 2020, as compared to 2019. The decrease in energy supply procurement at NSTAR Electric reflects both lower average prices and lower average supply-related sales volumes for 2020, as compared to 2019.

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

Transmission Revenues: Transmission revenues increased $61.7 million at CL&P, $54.2 million at NSTAR Electric and $31.2 million at PSNH in 2020, as compared to 2019, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a higher benefit from the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $13.1 million at CL&P, $44.0 million at NSTAR Electric and $20.7 million at PSNH in 2020, as compared to 2019.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased/(decreased) in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$233.0	$(141.9)	$(43.0)
Transmission Costs	(36.6)	0.8	29.5
Eliminations	(15.4)	(44.0)	(20.8)
Total Purchased Power and Transmission	$181.0	$(185.1)	$(34.3)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The increase at CL&P was due primarily to the new Millstone PPA energy purchases and higher average supply-related sales volumes, partially offset by lower average prices.
•The decrease at NSTAR Electric was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices and lower average supply-related sales volumes.
•The decrease at PSNH was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher average supply-related sales volumes.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The decrease in transmission costs at CL&P was due primarily to a reduction to the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments.
•The increase in transmission costs at PSNH was primarily the result of an increase in Local Network Service charges, an increase in costs billed by ISO-NE that support regional grid investments, and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2020, as compared to 2019, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm restoration costs	$11.4	$9.0	$9.4
Shared corporate costs (including computer software depreciation at Eversource Service)	8.3	11.6	2.7
COVID-19 Costs	3.9	3.8	1.8
Employee-related expenses, including labor and benefits	(5.1)	(6.0)	(1.8)
Operations-related expenses, including vegetation management, vehicles, and outside services	(5.2)	0.2	(0.7)
Other non-tracked operations and maintenance	(11.9)	6.7	1.9
Total Base Electric Distribution (Non-Tracked Costs)	1.4	25.3	13.3
Tracked Costs:
Transmission expenses	10.3	15.6	0.4
Other tracked operations and maintenance	12.0	24.8	(5.4)
Total Tracked Costs	22.3	40.4	(5.0)
Total Operations and Maintenance	$23.7	$65.7	$8.3

Depreciation expense increased in 2020, as compared to 2019, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferrals of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. These deferrals adjust expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased at CL&P and decreased at NSTAR Electric and PSNH in 2020, as compared to 2019, due primarily to the deferrals of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased in 2020, as compared to 2019, due primarily to the following:

•The increase at CL&P and PSNH was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The decrease at NSTAR Electric was due to the timing of spending on certain large energy efficiency projects in 2020, as compared to 2019.

Taxes Other Than Income Taxes increased in 2020, as compared to 2019, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance, higher gross earnings taxes, and the absence in 2020 of a use tax refund received in 2019, partially offset by a decrease of $21.4 million relating to the remittance of energy efficiency funds to the State of Connecticut. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances offset against some favorable property tax resolutions with a number of communities.

Interest Expense increased/decreased in 2020, as compared to 2019, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($6.6 million), partially offset by a decrease in interest expense on regulatory deferrals ($2.0 million), a decrease in interest on short-term notes payable ($1.2 million), and lower amortization of debt discounts and premiums, net ($0.9 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($12.9 million), an increase in interest expense on regulatory deferrals ($7.4 million), and a decrease in capitalized AFUDC related to debt funds ($1.4 million), partially offset by a decrease in interest on short-term notes payable ($3.6 million).
•The decrease at PSNH was due to a decrease in interest expense on regulatory deferrals ($2.3 million) and a decrease in RRB interest expense ($1.4 million), partially offset by higher amortization of debt discounts and premiums, net ($0.8 million) and a decrease in capitalized AFUDC related to debt funds ($0.6 million).

Other Income, Net increased/decreased in 2020, as compared to 2019, due primarily to the following:

•The increase at CL&P was due to an increase related to pension, SERP and PBOP non-service income components ($3.3 million), an increase in AFUDC related to equity funds ($0.6 million), and higher interest income ($0.5 million), partially offset by a decrease in investment income ($1.2 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($5.8 million) and an increase in AFUDC related to equity funds ($1.7 million).
•The decrease at PSNH was due primarily to lower interest income ($8.1 million), which includes the absence in 2020 of the recognition of the equity component of the carrying charges related to storm costs recorded in interest income in 2019 ($5.2 million), partially offset by an increase related to pension, SERP and PBOP non-service income components ($2.1 million) and an increase in AFUDC related to equity funds ($0.8 million).

Income Tax Expense increased/decreased in 2020, as compared to 2019, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($12.6 million), higher state taxes ($2.8 million), and return to provision adjustments ($1.2 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million), an increase in share-based payment excess tax benefits ($1.8 million), and a decrease in a valuation allowance ($1.6 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($3.9 million), higher state taxes ($0.7 million), a decrease in amortization of EDIT ($2.5 million), and return to provision adjustments ($0.5 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.3 million), and an increase in share-based payment excess tax benefits ($1.8 million).
•The decrease at PSNH was due primarily to lower state taxes ($2.0 million), an increase in amortization of EDIT ($11.4 million), and an increase in share-based payment excess tax benefits ($0.6 million), partially offset by higher pre-tax earnings ($0.6 million), return to provision adjustments ($1.7 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.4 million).

EARNINGS SUMMARY

CL&P's earnings increased $47.0 million in 2020, as compared to 2019, due primarily to the base distribution rate increases effective May 1, 2020 and May 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, and higher earnings from its capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher depreciation expense, higher property tax expense, and higher interest expense.

NSTAR Electric's earnings increased $13.0 million in 2020, as compared to 2019, due primarily to the base distribution rate increase effective January 1, 2020, an increase in transmission earnings driven by a higher transmission rate base, and higher energy efficiency incentives earned. The earnings increase was partially offset by higher operations and maintenance expense, higher interest expense, higher depreciation expense, and higher property tax expense.

PSNH's earnings increased $13.3 million in 2020, as compared to 2019, due primarily to the temporary base distribution rate increase effective July 1, 2019, an increase in transmission earnings driven by a higher transmission rate base, and the impact of the PSNH rate settlement agreement approved in December 2020 that was due primarily to the reconciliation of permanent rates back to the temporary rate period. The settlement agreement primarily resulted in a benefit to income tax expense for the reduction of the EDIT regulatory liability, partially offset by a reduction in revenues driven by the negative impact from the over-refunding of the change in the 2018 federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 that was reflected in temporary rates. The earnings increase was partially offset by higher operations and maintenance expense, higher property tax expense, and the absence of the 2019 recognition of carrying charges on its 2013 through 2016 storm costs approved for recovery.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $397.1 million in 2020, as compared to $726.4 million in 2019.  The decrease in operating cash flows was due primarily to cash payments made in 2020 for storm restoration costs of approximately $180 million related to Tropical Storm Isaias and the timing of cash payments made on our accounts payable. In addition, the timing of collections for regulatory tracking mechanisms, which includes the impact of the CL&P temporary rate suspension, the timing of cash collections on our accounts receivable, and the timing of other working capital items contributed to the decrease in operating cash flows. Partially offsetting these unfavorable impacts was lower income tax payments made of $69.7 million in 2020, as compared to 2019.

NSTAR Electric had cash flows provided by operating activities of $525.8 million in 2020, as compared to $698.3 million in 2019.  The decrease in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms primarily related to transmission costs, the timing of cash collections on our accounts receivable, a $32.8 million increase in income tax payments made in 2020, as compared to 2019, and the timing of other working capital items. Partially offsetting these unfavorable impacts were the timing of cash payments on our accounts payable and a $5.7 million decrease in Pension and PBOP contributions made in 2020, as compared to 2019.

PSNH had cash flows provided by operating activities of $218.7 million in 2020, as compared to $274.4 million in 2019.  The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable and an increase in income tax payments made of $30.8 million in 2020, as compared to 2019. Also contributing to the decrease were the timing of collections for regulatory tracking mechanisms and an increase of $4.1 million in Pension contributions made in 2020, as compared to 2019. Partially offsetting these unfavorable impacts was the timing of cash payments on our accounts payable.

Receivables, net of reserves, on the balance sheets have increased $58.3 million at CL&P, $56.3 million at NSTAR Electric, and $20.0 million at PSNH in 2020, as compared to 2019, due primarily to an increase in delinquent receivables from customers attributable to the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic.

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

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2020, all of our long-term debt except for $11.7 million of fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2020, our regulated companies held collateral (letters of credit or cash) of $10.0 million from counterparties related to our standard service contracts. As of December 31, 2020, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions.

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

Eversource
Management’s Report on Internal Controls Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements

CL&P
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Financial Statements

NSTAR Electric
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

PSNH
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2020.

Management has excluded from our assessment of and conclusion on the effectiveness of internal controls over financial reporting the internal controls of Eversource Gas Company of Massachusetts (EGMA). On October 9, 2020, Eversource completed the acquisition of certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA). The natural gas distribution assets acquired from CMA were assigned to EGMA, and are included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020, constituting 3.4 percent and 5.8 percent of total and net assets, respectively, as of December 31, 2020, and 1.7 percent and 1.2 percent of revenues and net income attributable to common shareholders, respectively, for the year ended December 31, 2020.

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As described in the Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eversource Gas Company of Massachusetts (previously doing business as Columbia Gas of Massachusetts), which was acquired on October 9, 2020, and whose financial statements constitute 3.4% and 5.8% of total and net assets, respectively, 1.7% of revenues, and 1.2% of net income attributable to common shareholders of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Eversource Gas Company of Massachusetts.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company’s utility companies are subject to rate regulation by the Federal Energy Regulatory Commission and by their respective state public utility authorities in Connecticut, Massachusetts, or New Hampshire (the “Commissions”). The rate regulation by these Commissions is based on cost recovery. The regulated companies’ financial statements reflect the effects of the rate-making process. The rates charged to the customers of the Company’s regulated companies are designed to collect each company’s cost to provide service, plus a return on investment.

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

The Company uses judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on the Company’s financial statements. Management believes it is probable that each of the regulated companies will recover its respective investment in long-lived assets, including regulatory assets. If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the regulated companies’ operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates, a refund, or a future reduction in rates.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 17, 2021

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2020	2019

ASSETS
Current Assets:
Cash	$106,599	$15,432
Receivables, Net (net of allowance for uncollectible accounts of $358,851 and $224,821 as of December 31, 2020 and 2019, respectively)	1,195,925	989,383
Unbilled Revenues	233,025	181,006
Fuel, Materials, Supplies and REC Inventory	265,599	235,471
Regulatory Assets	1,076,556	651,112
Prepayments and Other Current Assets	252,439	342,135
Total Current Assets	3,130,143	2,414,539
Property, Plant and Equipment, Net	30,882,523	27,585,470
Deferred Debits and Other Assets:
Regulatory Assets	5,493,330	4,863,639
Goodwill	4,445,988	4,427,266
Investments in Unconsolidated Affiliates	1,107,143	871,633
Marketable Securities	456,617	449,130
Other Long-Term Assets	583,854	512,238
Total Deferred Debits and Other Assets	12,086,932	11,123,906
Total Assets	$46,099,598	$41,123,915

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,249,325	$889,084
Long-Term Debt – Current Portion	1,053,186	327,411
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,370,647	1,147,872
Regulatory Liabilities	389,430	361,152
Other Current Liabilities	809,214	836,834
Total Current Liabilities	4,915,012	3,605,563
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,095,339	3,755,777
Regulatory Liabilities	3,850,781	3,658,042
Derivative Liabilities	294,535	338,710
Asset Retirement Obligations	499,713	488,511
Accrued Pension, SERP and PBOP	1,653,788	1,370,245
Other Long-Term Liabilities	948,506	810,553
Total Deferred Credits and Other Liabilities	11,342,662	10,421,838
Long-Term Debt	15,125,876	13,770,828
Rate Reduction Bonds	496,912	540,122
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,729,292
Capital Surplus, Paid In	8,015,663	7,087,768
Retained Earnings	4,613,201	4,177,048
Accumulated Other Comprehensive Loss	(76,411)	(65,059)
Treasury Stock	(277,979)	(299,055)
Common Shareholders' Equity	14,063,566	12,629,994
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$46,099,598	$41,123,915

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2020	2019	2018

Operating Revenues	$8,904,430	$8,526,470	$8,448,201

Operating Expenses:
Purchased Power, Fuel and Transmission	2,987,840	3,040,160	3,138,969
Operations and Maintenance	1,480,252	1,363,113	1,335,213
Depreciation	981,380	885,278	819,930
Amortization	177,679	195,380	252,026
Energy Efficiency Programs	535,760	501,369	472,380
Taxes Other Than Income Taxes	752,785	711,035	729,753
Impairment of Northern Pass Transmission	—	239,644	—
Total Operating Expenses	6,915,696	6,935,979	6,748,271
Operating Income	1,988,734	1,590,491	1,699,930
Interest Expense	538,452	533,197	498,805
Other Income, Net	108,590	132,777	128,366
Income Before Income Tax Expense	1,558,872	1,190,071	1,329,491
Income Tax Expense	346,186	273,499	288,972
Net Income	1,212,686	916,572	1,040,519
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$1,205,167	$909,053	$1,033,000

Basic Earnings Per Common Share	$3.56	$2.83	$3.25

Diluted Earnings Per Common Share	$3.55	$2.81	$3.25

Weighted Average Common Shares Outstanding:
Basic	338,836,147	321,416,086	317,370,369
Diluted	339,847,062	322,941,636	317,993,934

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Net Income	$1,212,686	$916,572	$1,040,519
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,596	1,393	1,756
Changes in Unrealized Gains/(Losses) on Marketable Securities	342	1,166	(547)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(13,290)	(7,618)	5,194
Other Comprehensive (Loss)/Income, Net of Tax	(11,352)	(5,059)	6,403
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$1,193,815	$903,994	$1,039,403

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2018	316,885,808	$1,669,392	$6,239,940	$3,561,084	$(66,403)	$(317,771)	$11,086,242
Net Income				1,040,519			1,040,519
Dividends on Common Shares - $2.02 Per Share				(640,110)			(640,110)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(543)				(543)
Other Changes in Shareholders' Equity			1,825				1,825
Other Comprehensive Income					6,403		6,403
Balance as of December 31, 2018	316,885,808	1,669,392	6,241,222	3,953,974	(60,000)	(317,771)	11,486,817
Net Income				916,572			916,572
Dividends on Common Shares - $2.14 Per Share				(685,979)			(685,979)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,980,000	59,900	808,650				868,550
Long-Term Incentive Plan Activity			3,434				3,434
Issuance of Treasury Shares	1,014,837		50,758			18,716	69,474
Capital Stock Expense			(16,296)				(16,296)
Other Comprehensive Loss					(5,059)		(5,059)
Balance as of December 31, 2019	329,880,645	1,729,292	7,087,768	4,177,048	(65,059)	(299,055)	12,629,994
Net Income				1,212,686			1,212,686
Dividends on Common Shares - $2.27 Per Share				(767,500)			(767,500)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,960,000	59,800	889,860				949,660
Long-Term Incentive Plan Activity			7,890				7,890
Issuance of Treasury Shares	1,113,378		50,812			21,076	71,888
Capital Stock Expense			(20,667)				(20,667)
Adoption of New Accounting Standard (See Note 1C)				(1,514)			(1,514)
Other Comprehensive Loss					(11,352)		(11,352)
Balance as of December 31, 2020	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Activities:
Net Income	$1,212,686	$916,572	$1,040,519
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	981,380	885,278	819,930
Deferred Income Taxes	257,154	209,812	174,812
Uncollectible Expense	53,461	63,446	61,337
Pension, SERP and PBOP Expense, Net	12,888	22,000	5,498
Pension and PBOP Contributions	(111,524)	(121,782)	(194,947)
Regulatory (Under)/Over Recoveries, Net	(516,411)	(124,870)	34,920
Amortization	177,679	195,380	252,026
Payments Related to CYAPC's DOE Pre-1983 Spent Nuclear Fuel Obligation	—	(29,000)	(145,000)
Proceeds from DOE Spent Nuclear Fuel Litigation	—	68,840	—
Impairment of Northern Pass Transmission	—	239,644	—
Other	(174,289)	(196,087)	(111,225)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(351,843)	(98,716)	(141,433)
Fuel, Materials, Supplies and REC Inventory	(15,404)	(8,074)	(831)
Taxes Receivable/Accrued, Net	43,819	(16,129)	(67,770)
Accounts Payable	122,567	14,866	24,481
Other Current Assets and Liabilities, Net	(9,591)	(11,603)	78,226
Net Cash Flows Provided by Operating Activities	1,682,572	2,009,577	1,830,543

Investing Activities:
Investments in Property, Plant and Equipment	(2,942,996)	(2,911,489)	(2,569,936)
Proceeds from Sales of Marketable Securities	434,124	566,592	900,749
Proceeds from Sales of Marketable Securities Used to Pay Pre-1983 Spent Nuclear Fuel Obligation	—	—	145,000
Purchases of Marketable Securities	(401,823)	(537,258)	(908,387)
Acquisition of Assets of Columbia Gas of Massachusetts, Net of Restricted Cash	(1,113,252)	—	—
Investments in Unconsolidated Affiliates, Net	(239,673)	(416,337)	(205,150)
Proceeds from the Sale of Hingham Water System	110,536	—	—
Proceeds from the Sale of PSNH Generation Assets	—	—	193,924
Other Investing Activities	23,809	24,204	6,754
Net Cash Flows Used in Investing Activities	(4,129,275)	(3,274,288)	(2,437,046)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	928,992	852,254	—
Cash Dividends on Common Shares	(744,665)	(663,239)	(640,110)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
Increase/(Decrease) in Notes Payable	13,955	325,370	(379,310)
(Repayments)/Issuance of Rate Reduction Bonds	(43,210)	(52,332)	635,663
Issuance of Long-Term Debt	2,760,000	1,520,000	2,200,000
Retirement of Long-Term Debt	(327,236)	(801,078)	(1,050,330)
Other Financing Activities	14,273	(1,006)	(28,457)
Net Cash Flows Provided by Financing Activities	2,594,590	1,172,450	729,937
Net Increase/(Decrease) in Cash and Restricted Cash	147,887	(92,261)	123,434
Cash and Restricted Cash - Beginning of Year	117,063	209,324	85,890
Cash and Restricted Cash - End of Year	$264,950	$117,063	$209,324

The accompanying notes are an integral part of these consolidated financial statements.

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2020.

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Federal Energy Regulatory Commission and the state public utility authority in Connecticut (the “Commissions”). The rate regulation by these Commissions is based on cost recovery. The Company’s financial statements reflect the effects of the rate-making process. The rates charged to the customers are designed to collect the Company’s cost to provide service, plus a return on investment.

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

The Company uses judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on the Company’s financial statements. Management believes it is probable that the Company will recover its investment in long-lived assets, including regulatory assets. If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to the Company’s operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates, a refund, or a future reduction in rates.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 17, 2021

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2020	2019

ASSETS
Current Assets:
Cash	$90,801	$—
Receivables, Net (net of allowance for uncollectible accounts of $157,447 and $97,348 as of December 31, 2020 and 2019, respectively)	459,214	400,927
Accounts Receivable from Affiliated Companies	17,486	24,577
Unbilled Revenues	57,407	56,465
Materials and Supplies	57,924	50,700
Regulatory Assets	345,622	178,607
Prepayments and Other Current Assets	83,950	73,184
Total Current Assets	1,112,404	784,460
Property, Plant and Equipment, Net	10,234,556	9,625,765
Deferred Debits and Other Assets:
Regulatory Assets	1,866,152	1,557,261
Other Long-Term Assets	242,862	217,705
Total Deferred Debits and Other Assets	2,109,014	1,774,966
Total Assets	$13,455,974	$12,185,191

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$63,800
Accounts Payable	451,240	374,698
Accounts Payable to Affiliated Companies	51,118	97,793
Obligations to Third Party Suppliers	49,967	56,952
Regulatory Liabilities	137,166	82,763
Derivative Liabilities	68,767	67,804
Other Current Liabilities	102,060	132,339
Total Current Liabilities	860,318	876,149
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,408,343	1,244,551
Regulatory Liabilities	1,204,942	1,164,991
Derivative Liabilities	294,535	338,594
Accrued Pension, SERP and PBOP	478,325	391,159
Other Long-Term Liabilities	133,690	147,586
Total Deferred Credits and Other Liabilities	3,519,835	3,286,881
Long-Term Debt	3,914,835	3,518,136
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,810,765	2,535,765
Retained Earnings	2,173,367	1,791,392
Accumulated Other Comprehensive Income	302	316
Common Stockholder's Equity	5,044,786	4,387,825
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$13,455,974	$12,185,191

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Revenues	$3,547,527	$3,232,551	$3,096,174

Operating Expenses:
Purchased Power and Transmission	1,369,196	1,188,202	1,095,187
Operations and Maintenance	572,897	549,167	506,448
Depreciation	320,709	301,188	278,557
Amortization of Regulatory Assets, Net	58,412	51,621	129,021
Energy Efficiency Programs	141,453	118,235	93,977
Taxes Other Than Income Taxes	344,451	342,489	357,147
Total Operating Expenses	2,807,118	2,550,902	2,460,337
Operating Income	740,409	681,649	635,837
Interest Expense	153,547	151,357	151,727
Other Income, Net	20,774	17,531	22,663
Income Before Income Tax Expense	607,636	547,823	506,773
Income Tax Expense	149,702	136,971	129,056
Net Income	$457,934	$410,852	$377,717

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Net Income	$457,934	$410,852	$377,717
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	(26)	51
Changes in Unrealized Gains/(Losses) on Marketable Securities	12	41	(19)
Other Comprehensive (Loss)/Income, Net of Tax	(14)	15	32
Comprehensive Income	$457,920	$410,867	$377,749

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	6,035,205	$60,352	$2,110,765	$1,415,741	$269	$3,587,127
Net Income				377,717		377,717
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(60,000)		(60,000)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Income					32	32
Balance as of December 31, 2018	6,035,205	60,352	2,410,765	1,727,899	301	4,199,317
Net Income				410,852		410,852
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,800)		(341,800)
Capital Contributions from Eversource Parent			125,000			125,000
Other Comprehensive Income					15	15
Balance as of December 31, 2019	6,035,205	60,352	2,535,765	1,791,392	316	4,387,825
Net Income				457,934		457,934
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(69,500)		(69,500)
Capital Contributions from Eversource Parent			275,000			275,000
Adoption of New Accounting Standard (See Note 1C)				(900)		(900)
Other Comprehensive Loss					(14)	(14)
Balance as of December 31, 2020	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Activities:
Net Income	$457,934	$410,852	$377,717
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	320,709	301,188	278,557
Deferred Income Taxes	144,527	54,005	54,859
Uncollectible Expense	12,882	15,948	15,831
Pension, SERP and PBOP Expense, Net	11,372	12,761	8,943
Pension Contributions	(23,200)	(24,000)	(41,150)
Regulatory Underrecoveries, Net	(279,941)	(24,653)	(53,372)
Amortization of Regulatory Assets, Net	58,412	51,621	129,021
Other	(115,213)	(80,266)	(69,786)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(126,638)	(52,746)	(67,334)
Materials and Supplies	(7,225)	(6,171)	3,909
Taxes Receivable/Accrued, Net	(12,014)	(23,089)	8,954
Accounts Payable	(17,028)	102,344	(76,924)
Other Current Assets and Liabilities, Net	(27,504)	(11,350)	18,846
Net Cash Flows Provided by Operating Activities	397,073	726,444	588,071

Investing Activities:
Investments in Property, Plant and Equipment	(833,973)	(917,532)	(864,136)
Other Investing Activities	573	714	209
Net Cash Flows Used in Investing Activities	(833,400)	(916,818)	(863,927)

Financing Activities:
Cash Dividends on Common Stock	(69,500)	(341,800)	(60,000)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	(63,800)	63,800	(69,500)
Issuance of Long-Term Debt	400,000	500,000	500,000
Retirement of Long-Term Debt	—	(250,000)	(300,000)
Capital Contributions from Eversource Parent	275,000	125,000	300,000
Other Financing Activities	(4,976)	12,291	(7,091)
Net Cash Flows Provided by Financing Activities	531,165	103,732	357,850
Increase/(Decrease) in Cash and Restricted Cash	94,838	(86,642)	81,994
Cash and Restricted Cash - Beginning of Year	4,971	91,613	9,619
Cash and Restricted Cash - End of Year	$99,809	$4,971	$91,613

The accompanying notes are an integral part of these financial statements.

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2020.

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Federal Energy Regulatory Commission and the state public utility authority in Massachusetts (the “Commissions”). The rate regulation by these Commissions is based on cost recovery. The Company’s financial statements reflect the effects of the rate-making process. The rates charged to the customers are designed to collect the Company’s cost to provide service, plus a return on investment.

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

The Company uses judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on the Company’s financial statements. Management believes it is probable that the Company will recover its investment in long-lived assets, including regulatory assets. If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to the Company’s operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates, a refund, or a future reduction in rates.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 17, 2021

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2020	2019

ASSETS
Current Assets:
Cash	$102	$52
Receivables, Net (net of allowance for uncollectible accounts of $91,583 and $75,406 as of December 31, 2020 and 2019, respectively)	403,045	346,785
Accounts Receivable from Affiliated Companies	30,095	29,914
Unbilled Revenues	38,342	37,482
Materials, Supplies and REC Inventory	133,894	124,060
Taxes Receivable	65,051	20,408
Regulatory Assets	399,882	285,591
Prepayments and Other Current Assets	21,833	10,742
Total Current Assets	1,092,244	855,034
Property, Plant and Equipment, Net	10,123,062	9,472,770
Deferred Debits and Other Assets:
Regulatory Assets	1,304,019	1,250,029
Prepaid PBOP	204,138	166,058
Other Long-Term Assets	162,836	144,368
Total Deferred Debits and Other Assets	1,670,993	1,560,455
Total Assets	$12,886,299	$11,888,259

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$195,000	$10,500
Notes Payable to Eversource Parent	21,300	30,300
Long-Term Debt – Current Portion	250,000	95,000
Accounts Payable	383,558	363,691
Accounts Payable to Affiliated Companies	95,703	96,307
Obligations to Third Party Suppliers	98,572	108,827
Renewable Portfolio Standards Compliance Obligations	127,536	150,429
Regulatory Liabilities	164,761	209,180
Other Current Liabilities	72,118	71,333
Total Current Liabilities	1,408,548	1,135,567
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,459,906	1,357,265
Regulatory Liabilities	1,550,390	1,516,585
Accrued Pension and SERP	172,571	108,243
Other Long-Term Liabilities	337,245	320,629
Total Deferred Credits and Other Liabilities	3,520,112	3,302,722
Long-Term Debt	3,393,221	3,247,086
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,993,942	1,813,442
Retained Earnings	2,527,167	2,346,287
Accumulated Other Comprehensive Income	309	155
Common Stockholder's Equity	4,521,418	4,159,884
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$12,886,299	$11,888,259

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Revenues	$2,941,148	$3,044,642	$3,112,926

Operating Expenses:
Purchased Power and Transmission	879,244	1,064,289	1,257,073
Operations and Maintenance	534,118	468,436	462,100
Depreciation	319,468	296,500	276,372
Amortization of Regulatory Assets, Net	83,248	103,735	46,654
Energy Efficiency Programs	263,986	289,206	292,288
Taxes Other Than Income Taxes	206,764	195,586	194,316
Total Operating Expenses	2,286,828	2,417,752	2,528,803
Operating Income	654,320	626,890	584,123
Interest Expense	130,508	114,198	105,193
Other Income, Net	52,017	44,577	53,066
Income Before Income Tax Expense	575,829	557,269	531,996
Income Tax Expense	130,828	125,313	148,906
Net Income	$445,001	$431,956	$383,090

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Net Income	$445,001	$431,956	$383,090
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(286)	1,084	13
Qualified Cash Flow Hedging Instruments	437	437	437
Changes in Unrealized Gains/(Losses) on Marketable Securities	3	12	(5)
Other Comprehensive Income, Net of Tax	154	1,533	445
Comprehensive Income	$445,155	$433,489	$383,535

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	200	$—	$1,502,942	$1,944,961	$(1,823)	$3,446,080
Net Income				383,090		383,090
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(228,000)		(228,000)
Capital Contributions from Eversource Parent			130,500			130,500
Other Comprehensive Income					445	445
Balance as of December 31, 2018	200	—	1,633,442	2,098,091	(1,378)	3,730,155
Net Income				431,956		431,956
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(181,800)		(181,800)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Income					1,533	1,533
Balance as of December 31, 2019	200	—	1,813,442	2,346,287	155	4,159,884
Net Income				445,001		445,001
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(262,000)		(262,000)
Capital Contributions from Eversource Parent			180,500			180,500
Adoption of New Accounting Standard (See Note 1C)				(161)		(161)
Other Comprehensive Income					154	154
Balance as of December 31, 2020	200	$—	$1,993,942	$2,527,167	$309	$4,521,418

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Activities:
Net Income	$445,001	$431,956	$383,090
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	319,468	296,500	276,372
Deferred Income Taxes	72,595	27,107	41,438
Pension, SERP and PBOP Income, Net	(18,132)	(12,399)	(21,521)
Pension and PBOP Contributions	(650)	(6,359)	(61,751)
Regulatory (Under)/Over Recoveries, Net	(186,081)	(60,863)	149,647
Amortization of Regulatory Assets, Net	83,248	103,735	46,654
Uncollectible Expense	15,293	25,079	22,279
Other	(62,054)	(78,220)	(65,523)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(81,571)	(11,087)	(26,403)
Materials, Supplies and REC Inventory	(9,834)	(9,858)	(18,685)
Taxes Receivable/Accrued, Net	(44,045)	14,147	(33,900)
Accounts Payable	25,573	(22,659)	37,140
Other Current Assets and Liabilities, Net	(32,997)	1,194	51,674
Net Cash Flows Provided by Operating Activities	525,814	698,273	780,511

Investing Activities:
Investments in Property, Plant and Equipment	(907,000)	(861,391)	(725,766)
Other Investing Activities	159	86	58
Net Cash Flows Used in Investing Activities	(906,841)	(861,305)	(725,708)

Financing Activities:
Cash Dividends on Common Stock	(262,000)	(181,800)	(228,000)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
Increase/(Decrease) in Short-Term Debt	184,500	(268,000)	44,500
(Decrease)/Increase in Notes Payable to Eversource Parent	(9,000)	30,300	—
Capital Contributions from Eversource Parent	180,500	180,000	130,500
Issuance of Long-Term Debt	400,000	400,000	—
Retirement of Long-Term Debt	(95,000)	—	—
Other Financing Activities	(4,915)	(3,855)	108
Net Cash Flows Provided by/(Used in) Financing Activities	392,125	154,685	(54,852)
Net Increase/(Decrease) in Cash and Restricted Cash	11,098	(8,347)	(49)
Cash and Restricted Cash - Beginning of Year	6,312	14,659	14,708
Cash and Restricted Cash - End of Year	$17,410	$6,312	$14,659

The accompanying notes are an integral part of these consolidated financial statements.

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2020.

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Federal Energy Regulatory Commission and the state public utility authority in New Hampshire (the “Commissions”). The rate regulation by these Commissions is based on cost recovery. The Company’s financial statements reflect the effects of the rate-making process. The rates charged to the customers are designed to collect the Company’s cost to provide service, plus a return on investment.

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

The Company uses judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on the Company’s financial statements. Management believes it is probable that the Company will recover its investment in long-lived assets, including regulatory assets. If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to the Company’s operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues and depreciation expense. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates, a refund, or a future reduction in rates.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 17, 2021

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2020	2019

ASSETS
Current Assets:
Cash	$141	$413
Receivables, Net (net of allowance for uncollectible accounts of $17,157 and $10,497 as of December 31, 2020 and 2019, respectively)	119,899	99,934
Accounts Receivable from Affiliated Companies	10,925	6,763
Unbilled Revenues	46,041	48,146
Materials, Supplies and REC Inventory	26,829	24,957
Regulatory Assets	115,852	84,053
Special Deposits	36,767	32,513
Prepaid Property Taxes	26,257	15,768
Prepayments and Other Current Assets	10,788	3,663
Total Current Assets	393,499	316,210
Property, Plant and Equipment, Net	3,374,270	3,129,506
Deferred Debits and Other Assets:
Regulatory Assets	873,203	861,672
Other Long-Term Assets	23,733	43,270
Total Deferred Debits and Other Assets	896,936	904,942
Total Assets	$4,664,705	$4,350,658

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$46,300	$27,000
Long-Term Debt – Current Portion	282,000	—
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	132,635	127,081
Accounts Payable to Affiliated Companies	43,397	37,946
Regulatory Liabilities	58,756	65,766
Accrued Interest	19,671	19,138
Other Current Liabilities	38,816	32,736
Total Current Liabilities	664,785	352,877
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	537,627	506,212
Regulatory Liabilities	383,183	413,381
Accrued Pension, SERP and PBOP	184,715	157,638
Other Long-Term Liabilities	37,874	37,075
Total Deferred Credits and Other Liabilities	1,143,399	1,114,306
Long-Term Debt	817,070	951,620
Rate Reduction Bonds	496,912	540,122
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	928,134	903,134
Retained Earnings	615,018	490,306
Accumulated Other Comprehensive Loss	(613)	(1,707)
Common Stockholder's Equity	1,542,539	1,391,733
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$4,664,705	$4,350,658

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Revenues	$1,079,095	$1,065,936	$1,047,619

Operating Expenses:
Purchased Power and Transmission	364,067	398,449	370,246
Operations and Maintenance	219,325	210,995	210,541
Depreciation	100,372	93,737	92,055
Amortization of Regulatory Assets, Net	52,804	57,732	80,978
Energy Efficiency Programs	37,583	25,982	20,105
Taxes Other Than Income Taxes	81,611	62,574	77,280
Total Operating Expenses	855,762	849,469	851,205
Operating Income	223,333	216,467	196,414
Interest Expense	58,127	60,666	60,634
Other Income, Net	13,786	19,222	27,672
Income Before Income Tax Expense	178,992	175,023	163,452
Income Tax Expense	31,680	40,975	47,576
Net Income	$147,312	$134,048	$115,876

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Net Income	$147,312	$134,048	$115,876
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,075	1,075	1,104
Changes in Unrealized Gains/(Losses) on Marketable Securities	19	69	(33)
Other Comprehensive Income, Net of Tax	1,094	1,144	1,071
Comprehensive Income	$148,406	$135,192	$116,947

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2018	301	$—	$843,134	$511,382	$(3,922)	$1,350,594
Net Income				115,876		115,876
Return of Capital			(530,000)			(530,000)
Capital Contributions from Eversource Parent			365,000			365,000
Other Comprehensive Income					1,071	1,071
Balance as of December 31, 2018	301	—	678,134	627,258	(2,851)	1,302,541
Net Income				134,048		134,048
Dividends on Common Stock				(271,000)		(271,000)
Capital Contributions from Eversource Parent			225,000			225,000
Other Comprehensive Income					1,144	1,144
Balance as of December 31, 2019	301	—	903,134	490,306	(1,707)	1,391,733
Net Income				147,312		147,312
Dividends on Common Stock				(22,300)		(22,300)
Capital Contributions from Eversource Parent			25,000			25,000
Adoption of New Accounting Standard (See Note 1C)				(300)		(300)
Other Comprehensive Income					1,094	1,094
Balance as of December 31, 2020	301	$—	$928,134	$615,018	$(613)	$1,542,539

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2020	2019	2018

Operating Activities:
Net Income	$147,312	$134,048	$115,876
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	100,372	93,737	92,055
Deferred Income Taxes	7,337	15,917	35,924
Uncollectible Expense	5,164	6,726	6,383
Pension, SERP and PBOP (Income)/Expense, Net	(1,255)	417	754
Pension Contributions	(19,500)	(15,400)	—
Regulatory Underrecoveries, Net	(45,830)	(26,288)	(27,264)
Amortization of Regulatory Assets, Net	52,804	57,732	80,978
Other	(4,842)	(28,228)	(15,363)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(33,612)	(210)	(19,307)
Materials, Supplies and REC Inventory	(1,872)	1,902	16,928
Taxes Receivable/Accrued, Net	(6,942)	25,374	(19,970)
Accounts Payable	27,270	12,281	(10,147)
Other Current Assets and Liabilities, Net	(7,738)	(3,573)	3,028
Net Cash Flows Provided by Operating Activities	218,668	274,435	259,875

Investing Activities:
Investments in Property, Plant and Equipment	(342,586)	(308,993)	(323,910)
Proceeds from the Sale of Generation Assets	—	—	193,924
Proceeds from the Sale of Property	—	—	4,782
Other Investing Activities	982	1,023	437
Net Cash Flows Used in Investing Activities	(341,604)	(307,970)	(124,767)

Financing Activities:
Cash Dividends on Common Stock	(22,300)	(271,000)	(150,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	19,300	(30,000)	(205,900)
Issuance of Long-Term Debt	150,000	300,000	—
Retirement of Long-Term Debt	—	(150,000)	(199,250)
(Repayment)/Issuance of Rate Reduction Bonds	(43,210)	(52,332)	635,663
Return of Capital	—	—	(530,000)
Capital Contributions from Eversource Parent	25,000	225,000	365,000
Other Financing Activities	(2,987)	(4,168)	(89)
Net Cash Flows Provided by/(Used in) Financing Activities	125,803	17,500	(84,576)
Net Increase/(Decrease) in Cash and Restricted Cash	2,867	(16,035)	50,532
Cash and Restricted Cash - Beginning of Year	36,688	52,723	2,191
Cash and Restricted Cash - End of Year	$39,555	$36,688	$52,723

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     About Eversource, CL&P, NSTAR Electric and PSNH
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (EGMA) (natural gas utilities) and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.3 million electric, natural gas and water customers through nine regulated utilities in Connecticut, Massachusetts and New Hampshire.

On October 9, 2020, Eversource completed the acquisition of certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA). The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. The cash purchase price was $1.1 billion, plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date that has not yet been finalized. Eversource's consolidated financial information includes the results of EGMA beginning from the date of acquisition on October 9, 2020. See Note 24, "Acquisition of Assets of Columbia Gas of Massachusetts," for further information.

Eversource, CL&P, NSTAR Electric and PSNH are reporting companies under the Securities Exchange Act of 1934.  Eversource Energy is a public utility holding company under the Public Utility Holding Company Act of 2005.  Arrangements among the regulated electric companies and other Eversource companies, outside agencies and other utilities covering interconnections, interchange of electric power and sales of utility property are subject to regulation by the FERC. Eversource's regulated companies are subject to regulation of rates, accounting and other matters by the FERC and/or applicable state regulatory commissions (the PURA for CL&P, Yankee Gas and Aquarion, the DPU for NSTAR Electric, NSTAR Gas, EGMA and Aquarion, and the NHPUC for PSNH and Aquarion).

CL&P, NSTAR Electric and PSNH furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  NSTAR Gas and EGMA are engaged in the distribution and sale of natural gas to customers within Massachusetts and Yankee Gas is engaged in the distribution and sale of natural gas to customers within Connecticut. Aquarion is engaged in the collection, treatment and distribution of water in Connecticut, Massachusetts and New Hampshire. CL&P, NSTAR Electric and PSNH's results include the operations of their respective distribution and transmission businesses. The distribution business also includes the results of NSTAR Electric's solar power facilities and PSNH's generation facilities prior to sale in 2018. PSNH completed the sales of all its thermal and hydroelectric generation assets in 2018.

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

COVID-19 has adversely affected workers and the economy and caused volatility in the financial markets. Due to the inherent uncertainty of the unprecedented and evolving situation, we continue to closely monitor how COVID-19 related developments affect Eversource. Based on available information, we have not experienced significant impacts directly related to the pandemic that have adversely affected our current operations or results of operations. The extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of planned proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19.

We believe that we have in place, or are developing, successful mechanisms with our state regulatory commissions that allow, or will allow, us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1F, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for discussion of our evaluation of the allowance for doubtful accounts as of December 31, 2020 in light of the COVID-19 pandemic.

An extended economic slowdown has resulted in lower demand for electricity, natural gas and/or water by our commercial and industrial customers. However, fluctuations in retail sales volumes for CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas, EGMA, and our Connecticut water distribution business do not materially impact earnings due to their respective state regulatory commission-approved distribution revenue decoupling mechanisms.

As of December 31, 2020, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

As of December 31, 2020 and 2019, Eversource's carrying amount of goodwill was approximately $4.45 billion and $4.43 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment assessment for each of its reporting units as of October 1, 2020 and determined that no impairment exists.  See Note 25, "Goodwill," for further information.

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

The Company also adjusted the allowance for uncollectible amounts of hardship receivables and other low-income assistance programs, which are ultimately collectible in rates at specified points in time under approved regulatory mechanisms. The impact on the allowance, which was offset in other long-term assets on the balance sheets, was an increase of $22.2 million and $21.3 million at Eversource and CL&P, respectively, and a decrease of $1.5 million at NSTAR Electric as of January 1, 2020. See Note 1F, “Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts,” for further information.

The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment as of January 1, 2020. The ASU simplified the accounting for goodwill impairment by removing a complex step in the goodwill impairment test. Under the guidance, goodwill impairment is measured as the amount by which its carrying value exceeds its fair value. The ASU did not have an impact on the financial statements of Eversource.

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligned the requirements for capitalizing costs incurred to implement a cloud computing arrangement with existing internal-use software guidance. The prospective implementation of this standard did not have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH for the year ended December 31, 2020.

On January 1, 2020, the Company prospectively adopted ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modified fair value disclosure requirements. The standard includes new disclosure requirements for Level 3 unobservable inputs and eliminated the requirement to disclose certain information relating to transfers between levels. The modified disclosures are included in Note 1I, “Summary of Significant Accounting Policies - Fair Value Measurements,” and Note 4, “Derivative Instruments.”

The Company adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans as of January 1, 2020. The guidance eliminated certain disclosures about defined benefit plans, added new disclosures, and clarified other requirements. This guidance is effective for fiscal years ending after December 15, 2020. Adoption of this guidance did not have a material effect on our annual financial statement disclosures. The modified disclosures are included in Note 11A, “Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension.”

D.     Impairment of Northern Pass Transmission
Northern Pass was Eversource's planned 1,090 MW HVDC transmission line that would have interconnected from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. As a result of a final decision received on July 19, 2019 from the New Hampshire Supreme Court, whereby the court denied Northern Pass’ appeal and affirmed the NHSEC’s denial of Northern Pass’ siting application on NPT, Eversource concluded that construction of NPT was no longer probable and that there was no constructive path forward for the project. In 2019, Eversource terminated the project and permanently abandoned any further development.  As a result, substantially all of the capitalized project costs, which totaled $318 million, certain of which were subject to cost reimbursement agreements, were impaired.

Based on the conclusion that the construction of Northern Pass was no longer probable, Eversource recorded an impairment charge in 2019 for all of the project costs associated with Northern Pass, which were primarily engineering design, siting, permitting and legal costs, along with appropriate allowances for funds used during construction, and recognized a receivable for certain cost reimbursement agreements. Additionally, Eversource recorded an impairment charge associated with the land acquired to construct Northern Pass in order to recognize the land at its estimated fair value based on assessed values and transaction costs. In total, this resulted in a pre-tax impairment charge of $239.6 million within Operating Income on the statement of income for the year ended December 31, 2019 and was reflected in the Electric Transmission segment. The after-tax impact of the impairment charge was $204.4 million, or $0.64 per share, after giving effect to the estimated fair value of the related land, reimbursement agreements, and the impact of expected income tax benefits associated with the impairment charge. As a result of the decision to terminate the NPT project and permanently abandon any further development, Eversource does not expect any future cash expenditures associated with this project.

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

Receivables, net of reserves, increased $206.5 million ($58.3 million at CL&P, $56.3 million at NSTAR Electric, and $20.0 million at PSNH) in 2020, as compared to 2019, due primarily to an increase in delinquent receivables from customers attributable to the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Receivables, net of reserves, also increased due to the addition of EGMA of $65.8 million as of December 31, 2020.

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, and management's assessment of collectability from customers, including current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible.

As of December 31, 2020, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and some lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Based upon the evaluation performed, for the year ended December 31, 2020, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $31.5 million for Eversource ($2.8 million for CL&P, $11.0 million for NSTAR Electric, $2.3 million for PSNH and $15.4 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in rates.

Management concluded that the reserve balance as of December 31, 2020 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric and NSTAR Gas to recover in rates, amounts associated with certain uncollectible hardship accounts receivable. Management also believes that uncollectible hardship accounts receivable at EGMA will be recoverable in future rates. These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets. Hardship customers are protected from shut-off in certain circumstances, and historical collection experience has reflected a higher default risk as compared to the rest of the receivable population. As a result of the adoption of ASU 2016-13, management aligned the allowance for uncollectible hardship accounts across all regulatory jurisdictions, using a higher credit risk profile for this pool of trade receivables as compared to non-hardship receivables. Implementation impacts of the accounting standard on the allowance for uncollectible hardship accounts are reflected in the rollforward of the uncollectible allowance in the table below. The allowance for uncollectible hardship accounts is included in the total uncollectible allowance balance.

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	As of December 31, 2020
	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Increase due to CMA asset acquisition	—	24.2	24.2	—	—	—	—	—	—	—
Uncollectible Expense (1)	—	53.5	53.5	—	12.9	12.9	—	15.3	15.3	5.2
Uncollectible Costs Deferred (2)	43.1	53.9	97.0	38.2	10.8	49.0	(1.7)	26.4	24.7	7.4
Write-Offs	(14.7)	(63.3)	(78.0)	(11.9)	(17.8)	(29.7)	(0.9)	(26.3)	(27.2)	(6.9)
Recoveries Collected	1.5	12.1	13.6	1.4	4.3	5.7	—	4.7	4.7	0.7
Ending Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2

(1) Uncollectible expense associated with customer and other accounts receivable is included in Operations and Maintenance expense on the statements of income. For the years ended December 31, 2019 and 2018, uncollectible expense included in Operations and Maintenance Expense was $63.4 million and $61.3 million for Eversource, $15.9 million and $15.8 million for CL&P, $25.1 million and $22.3 million for NSTAR Electric and $6.7 million and $6.4 million for PSNH, respectively.

(2) The current period provision for expected credit losses is deferred as a regulatory cost on the balance sheets, as this amount is ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19.

G.    Transfer of Energy Efficiency Loans
CL&P has transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $55 million.  The amounts of the loans are included in Accounts Receivable, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $12.9 million and $9.5 million, respectively, as of December 31, 2020, and $16.5 million and $18.2 million, respectively, as of December 31, 2019.

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

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Fuel	$38.2	$—	$—	$—	$26.7	$—	$—	$—
Materials and Supplies	151.3	57.9	62.1	22.5	132.9	50.7	54.7	18.5
RECs	76.1	—	71.8	4.3	75.9	—	69.4	6.5
Total	$265.6	$57.9	$133.9	$26.8	$235.5	$50.7	$124.1	$25.0

I.     Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets, equity method investments, and AROs, and in the valuation of the acquisition of CMA in 2020. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Investments in Unconsolidated Affiliates," Note 7, "Asset Retirement Obligations," Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," Note 15, "Fair Value of Financial Instruments," Note 24, "Acquisition of Assets of Columbia Gas of Massachusetts," and Note 25, “Goodwill,” to the financial statements.

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

K.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Eversource - Natural Gas and Fuel	$464.2	$462.1	$442.6
PSNH - Fuel (1)	—	—	7.9

(1) PSNH completed the sale of its generation assets in 2018.

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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2020	2019	2018
Borrowed Funds	$23.7	$25.6	$19.7
Equity Funds	42.0	45.0	44.0
Total AFUDC	$65.7	$70.6	$63.7
Average AFUDC Rate	5.0%	5.4%	4.9%

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$6.6	$9.1	$2.1	$7.1	$10.4	$2.8	$6.3	$7.8	$1.3
Equity Funds	13.8	21.5	4.2	13.2	19.8	3.4	12.2	15.6	—
Total AFUDC	$20.4	$30.6	$6.3	$20.3	$30.2	$6.2	$18.5	$23.4	$1.3
Average AFUDC Rate	5.9%	5.7%	4.7%	6.3%	5.7%	4.6%	5.8%	5.0%	0.7%

M.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Pension, SERP and PBOP Non-Service Income Components	$44.4	$31.3	$60.8
AFUDC Equity	42.0	45.0	44.0
Equity in Earnings of Unconsolidated Affiliates (1)	14.2	42.2	3.8
Investment Income/(Loss)	1.1	0.8	(4.0)
Interest Income	4.8	12.8	18.1
Gains on Sales of Property	1.8	0.3	5.1
Other	0.3	0.4	0.6
Total Other Income, Net	$108.6	$132.8	$128.4

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$3.8	$29.3	$7.0	$0.5	$23.5	$4.9	$9.5	$36.0	$9.9
AFUDC Equity	13.8	21.5	4.2	13.2	19.8	3.4	12.2	15.6	—
Equity in Earnings of Unconsolidated Affiliates	—	0.4	—	0.1	0.7	—	0.1	0.7	—
Investment Income/(Loss)	1.1	(0.8)	0.1	2.3	(0.4)	0.3	(3.0)	(0.5)	(0.8)
Interest Income	2.0	0.9	2.4	1.5	0.7	10.5	3.7	0.8	14.1
Gains on Sales of Property	—	0.3	—	—	0.1	—	—	0.5	4.4
Other	0.1	0.4	0.1	(0.1)	0.2	0.1	0.2	—	0.1
Total Other Income, Net	$20.8	$52.0	$13.8	$17.5	$44.6	$19.2	$22.7	$53.1	$27.7

(1)    Equity in earnings of unconsolidated affiliates includes other-than-temporary impairments of $2.8 million related to a write-off of an investment within a renewable energy fund, and $32.9 million of the Access Northeast project investment for the years ended December 31, 2020 and 2018, respectively. See Note 6, "Investments in Unconsolidated Affiliates," for further information. Equity in earnings includes $2.4 million of primarily realized gains, and $20.4 million and $17.6 million of pre-tax unrealized gains, for the years ended December 31, 2020, 2019 and 2018, respectively, associated with an equity method investment in a renewable energy fund.

N.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Eversource	$170.6	$163.1	$161.9
CL&P	149.9	141.1	141.4

Separate from above were amounts recorded as Taxes Other Than Income Taxes at CL&P related to the remittance to the State of Connecticut of energy efficiency funds collected from customers of $21.4 million and $46.8 million in 2019 and 2018, respectively. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

O.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2020	2019	2018
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$518.0	$532.4	$503.2
Income Taxes	48.9	56.0	158.8
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	367.2	379.4	389.3

	As of and For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$149.0	$129.4	$54.5	$144.6	$121.9	$56.9	$149.7	$122.1	$40.5
Income Taxes	10.9	110.7	34.2	80.6	77.9	3.4	66.1	120.0	27.3
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	101.8	103.2	33.3	111.3	116.4	49.9	106.1	116.5	35.1

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

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$106.6	$90.8	$0.1	$0.1	$15.4	$—	$0.1	$0.4
Restricted cash included in:
Special Deposits	73.6	8.7	17.2	36.8	52.5	4.6	6.2	32.5
Marketable Securities	41.2	0.3	0.1	0.6	46.0	0.4	—	0.6
Other Long-Term Assets	43.6	—	—	2.1	3.2	—	—	3.2
Cash and Restricted Cash reported on the Statements of Cash Flows	$265.0	$99.8	$17.4	$39.6	$117.1	$5.0	$6.3	$36.7

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations. Restricted cash included in Other Long-Term Assets includes $41.5 million related to an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley, and an additional energy efficiency program established under the terms of the EGMA settlement agreement.

P.     Related Parties
Eversource Service, Eversource's service company, provides centralized accounting, administrative, engineering, financial, information technology, legal, operational, planning, purchasing, tax, and other services to Eversource's companies.  The Rocky River Realty Company and Properties, Inc., two other Eversource subsidiaries, construct, acquire or lease some of the property and facilities used by Eversource's companies.

As of both December 31, 2020 and 2019, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2020 and 2019 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource made contributions to the Eversource Energy Foundation of $6.4 million in 2020 and did not make any contributions in 2019 or 2018.

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

Management believes it is probable that each of the regulated companies will recover its respective investments in long-lived assets and the regulatory assets that have been recorded.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the applicable costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,794.2	$632.3	$690.0	$267.6	$2,382.9	$539.0	$629.8	$218.2
Income Taxes, Net	747.1	458.9	110.4	15.2	725.8	458.8	108.0	12.8
Securitized Stranded Costs	522.1	—	—	522.1	565.3	—	—	565.3
Storm Restoration Costs, Net	765.6	515.1	186.4	64.1	540.6	274.6	200.6	65.4
Regulatory Tracker Mechanisms	850.5	246.6	332.2	95.3	411.5	78.3	207.1	65.8
Derivative Liabilities	296.3	293.1	—	—	334.5	329.2	—	—
Goodwill-related	314.7	—	270.2	—	331.5	—	284.6	—
Asset Retirement Obligations	118.4	32.1	58.6	3.9	97.2	30.8	50.3	3.6
Other Regulatory Assets	161.0	33.7	56.1	20.9	125.4	25.2	55.2	14.7
Total Regulatory Assets	6,569.9	2,211.8	1,703.9	989.1	5,514.7	1,735.9	1,535.6	945.8
Less: Current Portion	1,076.6	345.6	399.9	115.9	651.1	178.6	285.6	84.1
Total Long-Term Regulatory Assets	$5,493.3	$1,866.2	$1,304.0	$873.2	$4,863.6	$1,557.3	$1,250.0	$861.7

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability (or asset) recorded by the regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset (or offset by a regulatory liability in the case of a benefit plan asset) in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the regulated companies, no carrying charge is recovered from customers. See Note 11A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," for further information on regulatory benefit plan amounts recognized and amortized during the year.

CL&P, NSTAR Electric, and PSNH recover benefit costs related to their distribution and transmission operations from customers in rates as allowed by their applicable regulatory commissions.  NSTAR Electric recovers qualified pension and PBOP expenses related to its distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year.

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

Storm Restoration Costs, Net: The storm restoration cost deferrals relate to costs incurred for storm events at CL&P, NSTAR Electric and PSNH that each company expects to recover from customers.  A storm must meet certain criteria to qualify for deferral and recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs. Management believes storm restoration costs deferred were prudently incurred and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes. Each electric utility company either recovers a carrying charge on its deferred storm restoration cost regulatory asset balance or the regulatory asset balance is included in rate base. Of the total deferred storm restoration costs, $591 million is either pending regulatory approval or has yet to be filed with the applicable regulatory commission (including $390 million at CL&P, $166 million at NSTAR Electric and $35 million at PSNH).

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

Based on current estimates, the storm resulted in deferred storm restoration costs on our balance sheets of approximately $228 million at CL&P and $245 million at Eversource as of December 31, 2020. The estimated cost of restoration will change as additional cost information becomes available, final storm costs are deferred or capitalized, and post-storm restoration work is completed. The majority of incremental storm costs relate to third-party vendors that are external field crews needed to restore power and address municipal priorities. CL&P’s current estimate of total storm costs includes its projection of the cost of such vendors, but that estimate will change as CL&P receives and examines all storm related invoices.

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

CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas and EGMA each have a regulatory commission approved revenue decoupling mechanism. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues.  Each company reconciles its annual base distribution rate recovery amount to the pre-established levels of baseline distribution delivery service revenues. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

CL&P Rate Suspension: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates to ensure that CL&P is not over-collecting revenues in the short-term. Rates were adjusted effective August 1, 2020. On December 2, 2020, PURA issued a final decision in which it adjusted the timing of the annual rate adjustments for the Revenue Decoupling Mechanism Charge, the Transmission Adjustment Clause charge, the Non-Bypassable Federally Mandated Congestion Charge, and the Electric System Improvements Tracker so that these rates take effect on May 1st of each year, as opposed to the current process of adjusting rates each January 1 and July 1. The temporary suspension of rates has resulted in a current period under-recovery of costs, which results in an increase to our regulatory assets, with no impact on the statement of income other than carrying charges, and a delay in the collection of our costs. This deferral is reflected within Regulatory Tracker Mechanisms in the table above.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2020, there were 19 years of amortization remaining.

Asset Retirement Obligations: The costs associated with the depreciation of the regulated companies' ARO assets and accretion of the ARO liabilities are recorded as regulatory assets in accordance with regulatory accounting guidance. The regulated companies' ARO assets, regulatory assets, and ARO liabilities offset and are excluded from rate base. These costs are being recovered over the life of the underlying property, plant and equipment.

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

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $196.9 million (including $84.1 million for CL&P, $69.8 million for NSTAR Electric and $4.3 million for PSNH) and $146.0 million (including $51.8 million for CL&P, $55.7 million for NSTAR Electric and $18.0 million for PSNH) of additional regulatory costs as of December 31, 2020 and 2019, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  As of December 31, 2020, net incremental costs as a result of COVID-19 deferred by Eversource totaled $24.0 million, of which $15.8 million ($3.0 million at CL&P, $6.8 million at NSTAR Electric and $0.6 million at PSNH) was related to non-tracked uncollectible expense and $8.2 million ($1.7 million at CL&P, $5.1 million at NSTAR Electric and $0.5 million at PSNH) related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $0.2 million and $0.5 million for CL&P as of December 31, 2020 and 2019, respectively, and $5.1 million and $6.5 million for PSNH as of December 31, 2020 and 2019, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,778.6	$1,010.7	$1,044.0	$371.5	$2,844.6	$1,022.8	$1,071.2	$392.8
Cost of Removal	624.8	98.4	363.6	12.9	559.8	64.6	330.6	16.3
Benefit Costs	83.6	—	72.5	—	84.5	—	72.2	—
Regulatory Tracker Mechanisms	366.5	148.9	139.7	47.8	325.1	94.8	165.6	57.0
AFUDC - Transmission	76.8	44.6	32.2	—	73.2	46.0	27.2	—
Other Regulatory Liabilities	309.9	39.5	63.2	9.8	132.0	19.6	59.0	13.1
Total Regulatory Liabilities	4,240.2	1,342.1	1,715.2	442.0	4,019.2	1,247.8	1,725.8	479.2
Less: Current Portion	389.4	137.2	164.8	58.8	361.2	82.8	209.2	65.8
Total Long-Term Regulatory Liabilities	$3,850.8	$1,204.9	$1,550.4	$383.2	$3,658.0	$1,165.0	$1,516.6	$413.4

EDIT due to Tax Cuts and Jobs Act of 2017: Pursuant to the Tax Cuts and Jobs Act of 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit our customers in future periods and were recognized as regulatory liabilities on the balance sheet. EDIT liabilities related to property, plant, and equipment are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities.

Eversource's regulated companies are in the process of, or will be, refunding the EDIT liabilities to customers based on orders issued by applicable state regulatory commissions. For PSNH (effective January 1, 2021), CL&P (effective May 1, 2019) and Yankee Gas (effective November 15, 2018), the refund of EDIT liabilities was incorporated into base distribution rates. For NSTAR Electric (effective January 1, 2019) and NSTAR Gas (effective February 1, 2019), the refund of EDIT liabilities occurred in rates through a new reconciling factor. The Connecticut water business has not yet begun to reflect the refund of EDIT in distribution rates. See "Recent Regulatory Developments" below for information on the PSNH 2020 rate settlement agreement and the impact on the EDIT balance.

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

FERC ROE Complaints:  As of December 31, 2020, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracker Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2020 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Recent Regulatory Developments:

PSNH Distribution Rates: On December 15, 2020, the NHPUC approved an October 9, 2020 settlement agreement on permanent rates between PSNH and all parties to the proceeding. The NHPUC approved a permanent rate increase of $45.0 million effective January 1, 2021, inclusive of the temporary rate increase previously approved. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. On December 23, 2020, the NHPUC approved the first step adjustment for 2019 plant in service to recover a revenue requirement of $10.6 million, subject to reconciliation after completion of an audit, effective January 1, 2021. The settlement agreement also established an authorized regulatory ROE of 9.3 percent with a 54.4 percent common equity ratio in PSNH’s capital structure and provided for a new tracker to recover regulatory assessments, vegetation management costs, property tax costs, and lost distribution revenue attributable to net metering. In addition, base distribution rates were adjusted to reflect the refund of EDIT from the Tax Cuts and Jobs Act of 2017.

The settlement agreement allowed for the effect of the permanent rate increase to be extended back to the temporary rate period. In lieu of a customer rate increase for this recoupment of revenue, the NHPUC directed a portion of the total EDIT regulatory liability to offset bill impacts to customers. The impact of the settlement agreement resulted in an after-tax benefit to earnings in 2020 of $11.0 million at Eversource ($7.2 million at PSNH), due primarily to the reconciliation of permanent rates back to the temporary rate period resulting in a reduction of the EDIT regulatory liability, which reduced Income Tax Expense on the statement of income, and the allowed recovery of previously expensed costs. The earnings impact was partially offset by the negative impact from the over-refunding of the change in the 2018 federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017 that was reflected in temporary rates, which reduced Operating Revenues on the statement of income.

PSNH Generation Asset Divestiture-Related Costs: On May 15, 2020, the NHPUC Audit Staff issued a final report on the audit of PSNH’s generation asset divestiture-related costs and resulting securitized and stranded costs. The findings in the audit report as well as other aspects of the divestiture process were further investigated by NHPUC Staff through the discovery phase, which was completed in July 2020. On September 30, 2020, PSNH filed a settlement agreement on the generation asset divestiture-related costs with the NHPUC Audit Staff. The settlement agreement resolved all issues with respect to PSNH’s divestiture of its generating assets and the recovery of $12.0 million of divestiture-related costs incurred above the $635.7 million amount previously securitized. On December 17, 2020, the NHPUC approved the additional $12.0 million proposed in the settlement agreement to be recovered over a one-year period through the SCRC rate beginning February 1, 2021. As a result of the settlement agreement, the $12.0 million of divestiture-related costs were transferred from Other Long-Term Assets to Regulatory Assets on the Eversource and PSNH balance sheets as of December 31, 2020.

NSTAR Gas Rate Case: On October 30, 2020, the DPU approved a base distribution rate increase of $23.0 million effective November 1, 2020, compared to the original request of $38.0 million. NSTAR Gas' 2019 plant additions are allowed recovery beginning on November 1, 2021.  Thus, the reduced revenue requirement reflects the removal of this recovery, among other adjustments. The DPU also approved NSTAR Gas' proposal to continue its ongoing Gas System Enhancement Program (GSEP), the inclusion of GSEP investments since 2015 into base rates, and the implementation of a 10-year performance-based ratemaking plan, which includes an inflation-based adjustment mechanism to annual base distribution rates. The decision allows an authorized regulatory ROE of 9.9 percent on a capital structure including 54.77 percent equity. The decision also approves a geothermal pilot program. The impact of the rate case decision resulted in a pre-tax charge to earnings in 2020 of $2.7 million at NSTAR Gas, primarily due to certain plant-related disallowances.

EGMA Rate Settlement Agreement: On October 7, 2020, the DPU approved a rate settlement agreement, which approved the CMA asset acquisition as well as a rate stabilization plan, among other items. See Note 24, "Acquisition of Assets of Columbia Gas of Massachusetts" for further information.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2020	2019
Distribution - Electric	$16,703.2	$15,880.0
Distribution - Natural Gas	6,111.2	3,931.1
Transmission - Electric	11,954.0	10,958.4
Distribution - Water	1,743.1	1,726.5
Solar	201.5	200.2
Utility	36,713.0	32,696.2
Other (1)	1,269.0	1,025.6
Property, Plant and Equipment, Gross	37,982.0	33,721.8
Less: Accumulated Depreciation
Utility	(8,476.3)	(7,483.5)
Other	(477.6)	(387.4)
Total Accumulated Depreciation	(8,953.9)	(7,870.9)
Property, Plant and Equipment, Net	29,028.1	25,850.9
Construction Work in Progress	1,854.4	1,734.6
Total Property, Plant and Equipment, Net	$30,882.5	$27,585.5

	As of December 31,
	2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,820.7	$7,544.4	$2,378.4	$6,485.5	$7,163.7	$2,271.1
Transmission - Electric	5,512.0	4,701.3	1,742.4	5,043.0	4,411.9	1,498.7
Solar	—	201.5	—	—	200.2	—
Property, Plant and Equipment, Gross	12,332.7	12,447.2	4,120.8	11,528.5	11,775.8	3,769.8
Less: Accumulated Depreciation	(2,475.4)	(3,074.1)	(848.9)	(2,385.7)	(2,895.3)	(799.9)
Property, Plant and Equipment, Net	9,857.3	9,373.1	3,271.9	9,142.8	8,880.5	2,969.9
Construction Work in Progress	377.3	750.0	102.4	483.0	592.3	159.6
Total Property, Plant and Equipment, Net	$10,234.6	$10,123.1	$3,374.3	$9,625.8	$9,472.8	$3,129.5

(1)These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

On October 9, 2020, Eversource completed the CMA asset acquisition. EGMA’s net plant assets of $1.20 billion are reflected in the natural gas distribution asset category as of December 31, 2020.

On July 31, 2020, Eversource sold its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts. Net property, plant and equipment of $63.9 million and goodwill of $23.6 million were included in determining the gain on sale. Proceeds from the sale were $110.5 million, with a pre-tax gain of $16.0 million (after-tax gain of $3.5 million) recognized within Operations and Maintenance Expense on the statement of income for the year ended December 31, 2020. The assets and liabilities associated with the sale of the business were previously reflected in the Water Distribution segment and reporting unit.

Depreciation: Depreciation of utility assets is calculated on a straight-line basis using composite rates based on the estimated remaining useful lives of the various classes of property (estimated useful life for PSNH distribution and the water utilities).  The composite rates, which are subject to approval by the appropriate state regulatory agency, include a cost of removal component, which is collected from customers over the lives of the plant assets and is recognized as a regulatory liability.  Depreciation rates are applied to property from the time it is placed in service.

Upon retirement from service, the cost of the utility asset is charged to the accumulated provision for depreciation.  The actual incurred removal costs are applied against the related regulatory liability.

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2020	2019	2018
Eversource	3.0%	3.0%	2.9%
CL&P	2.8%	2.8%	2.8%
NSTAR Electric	2.8%	2.8%	2.8%
PSNH	2.8%	2.8%	2.8%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2020
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	34.3	35.4	33.7	33.3
Distribution - Natural Gas	41.5	—	—	—
Transmission - Electric	40.7	36.9	45.5	42.6
Distribution - Water	34.1	—	—	—
Solar	24.3	—	24.3	—
Other (1)	11.0	—	—	—

(1)The estimated useful life of computer software, hardware and equipment primarily ranges from 5 to 15 years and of buildings is 40 years.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2020			2019
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$13.7	$(0.4)	$13.3	$12.2	$(0.4)	$11.8
Long-Term Derivative Assets:
CL&P	Level 3	58.7	(1.8)	56.9	67.5	(2.1)	65.4
Current Derivative Liabilities:
CL&P	Level 3	(68.8)	—	(68.8)	(67.8)	—	(67.8)
Other	Level 2	(3.3)	0.1	(3.2)	(5.2)	—	(5.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(294.5)	—	(294.5)	(338.6)	—	(338.6)
Other	Level 2	—	—	—	(0.1)	—	(0.1)

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2020, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

For further information on the fair value of derivative contracts, see Note 1I, "Summary of Significant Accounting Policies – Fair Value Measurements," and Note 1J, "Summary of Significant Accounting Policies – Derivative Accounting," to the financial statements.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2020 and 2019 were 675 MW and 676 MW, respectively.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P had a contract to purchase 0.1 million MWh of energy per year through 2020.

As of December 31, 2020 and 2019, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 8.9 million and 9.6 million MMBtu of natural gas, respectively.

For the years ended December 31, 2020, 2019 and 2018, there were losses of $21.2 million, $20.7 million and $25.0 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2020						2019
CL&P	Range			Weighted Average (1)		Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	5.30	$4.63	per kW-Month	2024 - 2026	$3.01	—	$7.34	per kW-Month	2023 - 2026
Forward Reserve	0.54	—	0.90	0.72	per kW-Month	2021 - 2024	0.80	—	1.90	per kW-Month	2020 - 2024

(1) Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 7.1 percent through 11.4 percent, or a weighted average of 10.3 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2020	2019
Derivatives, Net:
Fair Value as of Beginning of Period	$(329.2)	$(356.5)
Net Realized/Unrealized Losses Included in Regulatory Assets	(17.9)	(15.0)
Settlements	54.0	42.3
Fair Value as of End of Period	$(293.1)	$(329.2)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2020 and 2019 was $40.9 million and $45.7 million, respectively.  For the years ended December 31, 2020 and 2019, there were unrealized gains of $3.7 million and $9.8 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $205.1 million and $182.8 million as of December 31, 2020 and 2019, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2020				2019
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$213.1	$11.2	$(0.1)	$224.2	$228.4	$5.8	$(0.1)	$234.1

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $192.5 million and $198.1 million as of December 31, 2020 and 2019, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the years ended December 31, 2020 or 2019, and no allowance for credit losses as of December 31, 2020.  Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of December 31, 2020, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$43.6	$43.6
One to five years	57.4	59.7
Six to ten years	46.6	49.7
Greater than ten years	65.5	71.2
Total Debt Securities	$213.1	$224.2

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2020	2019
Level 1:
Mutual Funds and Equities	$246.0	$228.5
Money Market Funds	41.2	46.0
Total Level 1	$287.2	$274.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$72.9	$96.8
Corporate Debt Securities	63.8	44.0
Asset-Backed Debt Securities	11.9	12.9
Municipal Bonds	24.0	26.7
Other Fixed Income Securities	10.4	7.7
Total Level 2	$183.0	$188.1
Total Marketable Securities	$470.2	$462.6

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest	2020	2019
Offshore Wind Business - North East Offshore and Bay State Wind	50%	$887.1	$649.3
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	125.2	127.8
Renewable Energy Investment Fund	90%	71.6	72.4
Other	various	23.2	22.1
Total Investments in Unconsolidated Affiliates		$1,107.1	$871.6

For the years ended December 31, 2020, 2019 and 2018, Eversource had equity in earnings, net of impairment, of unconsolidated affiliates of $14.2 million, $42.2 million, and $3.8 million, respectively. Eversource received dividends from its equity method investees of $21.8 million, $48.9 million, and $22.3 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences, and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. The carrying amount of Eversource’s offshore wind investments exceeded its share of underlying equity in net assets by $264.1 million and $240.3 million, respectively, as of December 31, 2020 and 2019. As of December 31, 2020, these basis differences are primarily comprised of $168.3 million of equity method goodwill that is not being amortized, intangible assets for PPAs, which will be amortized over the term of the PPAs, and capitalized interest.

Offshore Wind Business: Eversource's offshore wind business includes ownership interests in North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind, and Sunrise Wind projects, as well as offshore leases through BOEM. Eversource's offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. On February 8, 2019, Eversource and Ørsted entered into an equal partnership to acquire key offshore wind assets in the Northeast. Eversource has a 50 percent ownership interest in North East Offshore, which holds the Revolution Wind and South Fork Wind projects, as well as a 257 square-mile lease off the coasts of Massachusetts and Rhode Island. Eversource also has a 50 percent ownership interest in Bay State Wind, which holds the Sunrise Wind project. Bay State Wind's separate 300-square-mile ocean lease is located approximately 25 miles south of the coast of Massachusetts adjacent to the North East Offshore area.

NSTAR Electric: As of December 31, 2020 and 2019, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $8.6 million and $8.2 million, respectively.

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

During the year ended December 31, 2020, Eversource recorded an other-than-temporary impairment of $2.8 million within Other Income, Net on the statement of income, related to a write-off of an investment within a renewable energy fund.

During the year ended December 31, 2018, Eversource recorded an other-than-temporary impairment of $32.9 million within Other Income, Net on the statement of income, related to Access Northeast, a natural gas pipeline and storage project, which represented the full carrying value of our equity method investment. On April 1, 2019, pursuant to a provision in the partnership agreement jointly entered into by Eversource, Enbridge, Inc. and National Grid plc, through Algonquin Gas Transmission, LLC, the Access Northeast project was terminated.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$489.5	$32.0	$97.5	$4.2	$466.2	$33.5	$72.4	$4.0
Liability Assumed Upon CMA Asset Acquisition	20.1	—	—	—	—	—	—	—
Liabilities Incurred During the Year	2.1	—	2.1	—	30.3	—	30.3	—
Liabilities Settled During the Year	(21.8)	(0.7)	(1.0)	—	(21.3)	(3.6)	—	—
Accretion	28.9	2.1	4.3	0.2	27.1	2.2	3.5	0.2
Revisions in Estimated Cash Flows	(19.1)	—	(11.1)	—	(12.8)	(0.1)	(8.7)	—
Balance as of End of Year	$499.7	$33.4	$91.8	$4.4	$489.5	$32.0	$97.5	$4.2

The ARO balance includes the current portion of $1.0 million for Eversource and NSTAR Electric as of December 31, 2019, which is included in Other Current Liabilities on the balance sheets.

Eversource's amounts include CYAPC and YAEC's AROs of $330.3 million and $337.7 million as of December 31, 2020 and 2019, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

8.     SHORT-TERM DEBT

Short-Term Debt - Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P and NSTAR Electric is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On October 25, 2019, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2021.  On December 18, 2019, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 31, 2021.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2020, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $383.9 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2020, CL&P had $907.6 million of unsecured debt capacity available under this authorization.

Yankee Gas, NSTAR Gas and EGMA are not required to obtain approval from any state or federal authority to incur short-term debt.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. On October 21, 2020, Eversource parent and EGMA entered into a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Eversource Parent Commercial Paper Program	$1,054.3	$1,224.9	$945.7	$225.1	0.25%	1.98%
NSTAR Electric Commercial Paper Program	195.0	10.5	455.0	639.5	0.16%	1.63%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2020 or 2019.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2020.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2020 and 2019, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. As of December 31, 2019, there were intercompany loans from Eversource parent to CL&P of $63.8 million, to PSNH of $27.0 million, and to a subsidiary of NSTAR Electric of $30.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2020	2019
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.750% 2007 Series B due 2037	150.0	150.0
6.375% 2007 Series D due 2037	100.0	100.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	475.0	475.0
4.150% 2015 Series A due 2045	350.0	350.0
3.200% 2017 Series A due 2027	500.0	500.0
4.000% 2018 Series A due 2048	800.0	800.0
0.750% 2020 Series A due 2025	400.0	—
Total First Mortgage Bonds	3,794.8	3,394.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
Less Amounts due Within One Year	—	—
Unamortized Premiums and Discounts, Net	25.9	27.8
Unamortized Debt Issuance Costs	(26.4)	(25.0)
CL&P Long-Term Debt	$3,914.8	$3,518.1

NSTAR Electric (Millions of Dollars)	As of December 31,
	2020	2019
Debentures:
5.750% due 2036	$200.0	$200.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	250.0
3.200% due 2027	700.0	700.0
3.250% due 2029	400.0	400.0
3.950% due 2030	400.0	—
Total Debentures	3,200.0	2,800.0
Notes:
5.900% Senior Notes Series B due 2034	50.0	50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
5.100% Senior Notes Series E due 2020	—	95.0
3.500% Senior Notes Series F due 2021	250.0	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	50.0
Total Notes	470.0	565.0
Less Amounts due Within One Year	(250.0)	(95.0)
Unamortized Premiums and Discounts, Net	(6.8)	(4.1)
Unamortized Debt Issuance Costs	(20.0)	(18.8)
NSTAR Electric Long-Term Debt	$3,393.2	$3,247.1

PSNH (Millions of Dollars)	As of December 31,
	2020	2019
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
4.050% Series Q due 2021	122.0	122.0
3.200% Series R due 2021	160.0	160.0
3.500% Series S due 2023	325.0	325.0
3.600% Series T due 2049	300.0	300.0
2.400% Series U due 2050	150.0	—
Total First Mortgage Bonds	$1,107.0	$957.0
Less Amounts due Within One Year	(282.0)	—
Unamortized Premiums and Discounts, Net	(1.5)	(0.7)
Unamortized Debt Issuance Costs	(6.4)	(4.7)
PSNH Long-Term Debt	$817.1	$951.6

OTHER (Millions of Dollars)	As of December 31,
	2020	2019
Yankee Gas - First Mortgage Bonds: 2.230% - 8.480% due 2022 - 2050	$640.0	$620.0
NSTAR Gas - First Mortgage Bonds: 2.330% - 7.110% due 2025 - 2050	500.0	460.0
Aquarion - Senior Note 4.000% due 2024	360.0	360.0
Aquarion - Unsecured Notes 0% - 6.430% due 2021 - 2049	335.2	335.3
Aquarion - Secured Debt 4.450% - 9.290% due 2022 - 2035	35.9	68.8
Eversource Parent - Senior Notes 0.800% - 4.250% due 2021 - 2050	5,550.0	4,000.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	11.7	11.6
Fair Value Adjustment (1)	74.7	109.1
Less Fair Value Adjustment - Current Portion (1)	(31.0)	(31.3)
Less Amounts due in One Year	(490.2)	(201.1)
Commercial Paper Classified as Long-Term Debt	—	346.3
Unamortized Premiums and Discounts, Net	46.5	(4.1)
Unamortized Debt Issuance Costs	(32.0)	(20.6)
Total Other Long-Term Debt	$7,000.8	$6,054.0

Total Eversource Long-Term Debt	$15,125.9	$13,770.8

(1)     The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion.

Long-Term Debt Issuance Authorizations: On January 27, 2020, the DPU approved NSTAR Gas' request for authorization to issue up to $270 million in long-term debt through December 31, 2021. On July 31, 2020, the NHPUC approved PSNH's request for authorization to issue up to $200 million in long-term debt through December 31, 2020. On December 14, 2020, NSTAR Electric filed a petition with the DPU for authorization to issue $1.6 billion in long-term debt through December 31, 2023. On December 16, 2020, Aquarion Water Company of Connecticut filed an application with PURA for authorization to issue $100 million in long-term debt through December 31, 2021.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
0.75% Series A First Mortgage Bonds	$400.0	December 2020	December 2025	Refinanced short-term borrowings, funded capital expenditures and working capital
NSTAR Electric:
3.95% 2020 Debentures	400.0	March 2020	April 2030	Refinanced investments in eligible green expenditures, which were previously financed in 2018 and 2019
5.10% Series E Senior Notes	(95.0)	March 2020	March 2020	Paid at maturity
PSNH:
2.40% Series U First Mortgage Bonds	150.0	August 2020	September 2050	Refinanced short-term borrowings, funded capital expenditures and working capital
Other:
Eversource Parent 3.45% Series P Senior Notes	350.0	January 2020	January 2050	Paid short-term borrowings
Eversource Parent 3.45% Series P Senior Notes (1)	300.0	August 2020	January 2050	(2)
Eversource Parent 0.80% Series Q Senior Notes	300.0	August 2020	August 2025	(2)
Eversource Parent 1.65% Series R Senior Notes	600.0	August 2020	August 2030	(2)
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
NSTAR Gas 4.46% Series N First Mortgage Bonds	(125.0)	January 2020	January 2020	Paid at maturity
NSTAR Gas 2.33% Series R First Mortgage Bonds	75.0	May 2020	May 2025	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 3.15% Series S First Mortgage Bonds	115.0	May 2020	May 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
NSTAR Gas 9.95% Series J First Mortgage Bonds	(25.0)	December 2020	December 2020	Paid at maturity
Yankee Gas 4.87% Series K First Mortgage Bonds	(50.0)	April 2020	April 2020	Paid at maturity
Yankee Gas 2.90% Series R First Mortgage Bonds	70.0	September 2020	September 2050	Refinanced existing indebtedness, funded capital expenditures and for general corporate purposes
Aquarion Water Company of Massachusetts, Inc. and Aquarion Water Capital of Massachusetts, Inc. various term loans and general mortgage bonds	(32.2)	July 2020	Various	Redeemed long-term debt in conjunction with the sale of assets to the Town of Hingham, Massachusetts

(1) These senior notes are part of the same series issued by Eversource parent in January 2020. The aggregate outstanding principal amount of these senior notes is now $650 million.

(2) The proceeds from these Eversource parent issuances funded a portion of the purchase price for the CMA asset acquisition and refinanced short-term borrowings.

In January 2021, PSNH provided a redemption notice to the holders of the PSNH 4.050% Series Q First Mortgage Bonds that PSNH will redeem the $122 million of bonds on March 1, 2021, the par call date, in advance of the June 1, 2021 maturity date.

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

No long-term debt defaults have occurred as of December 31, 2020.

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

As of December 31, 2020 and 2019, as a result of consolidating CYAPC, Eversource has consolidated $11.7 million and $11.6 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. In December 2019, CYAPC paid $29 million to the DOE to partially settle this obligation. The obligation includes accumulated interest costs of $8.7 million and $8.6 million as of December 31, 2020 and 2019, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2021 through 2025 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2020:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2021	$1,022.2	$—	$250.0	$282.0
2022	1,175.2	—	400.0	—
2023	1,658.2	400.0	80.0	325.0
2024	1,049.9	139.8	—	—
2025	1,400.0	400.0	250.0	—
Thereafter	9,807.9	2,975.5	2,690.0	500.0
Total	$16,113.4	$3,915.3	$3,670.0	$1,107.0

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

(Millions of Dollars)	As of December 31,
Balance Sheet:	2020	2019
Restricted Cash - Current Portion (included in Current Assets)	$36.8	$32.5
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	2.1	3.2
Securitized Stranded Cost (included in Regulatory Assets)	522.1	565.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	9.1	5.6
Accrued Interest (included in Other Current Liabilities)	8.0	8.6
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	496.9	540.1

(Millions of Dollars) Income Statement:	For the Years Ended December 31,
	2020	2019
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$43.2	$43.0
Interest Expense on RRB Principal (included in Interest Expense)	19.7	21.1

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

	Pension and SERP
	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(6,321.7)	$(1,331.3)	$(1,397.3)	$(692.6)	$(5,520.0)	$(1,160.4)	$(1,236.5)	$(610.7)
Service Cost	(76.2)	(21.8)	(15.4)	(8.2)	(67.7)	(18.0)	(14.6)	(7.1)
Interest Cost	(177.8)	(37.3)	(38.6)	(19.4)	(219.0)	(45.7)	(49.0)	(24.0)
Actuarial Loss	(658.2)	(152.3)	(139.5)	(62.1)	(815.3)	(176.6)	(181.0)	(84.5)
Benefits Paid - Pension	279.3	63.6	59.4	33.5	273.0	60.2	67.1	30.3
Benefits Paid - Lump Sum	23.4	—	13.1	—	20.0	—	12.9	—
Benefits Paid - SERP	7.3	0.3	0.2	0.4	7.3	0.3	0.1	0.4
Employee Transfers	—	1.5	0.2	(0.3)	—	8.9	3.7	3.0
Increase due to acquisition of CMA	(121.4)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(7,045.3)	$(1,477.3)	$(1,517.9)	$(748.7)	$(6,321.7)	$(1,331.3)	$(1,397.3)	$(692.6)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$4,968.6	$986.2	$1,288.8	$551.6	$4,573.9	$918.4	$1,222.1	$506.6
Employer Contributions	109.6	23.2	0.7	19.5	112.5	24.0	0.4	15.4
Actual Return on Pension Plan Assets	512.3	98.8	128.3	55.8	575.2	112.9	150.0	62.9
Benefits Paid - Pension	(279.3)	(63.6)	(59.4)	(33.5)	(273.0)	(60.2)	(67.1)	(30.3)
Benefits Paid - Lump Sum	(23.4)	—	(13.1)	—	(20.0)	—	(12.9)	—
Employee Transfers	—	(1.5)	(0.2)	0.3	—	(8.9)	(3.7)	(3.0)
Increase due to acquisition of CMA	121.4	—	—	—	—	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$5,409.2	$1,043.1	$1,345.1	$593.7	$4,968.6	$986.2	$1,288.8	$551.6
Funded Status as of December 31st	$(1,636.1)	$(434.2)	$(172.8)	$(155.0)	$(1,353.1)	$(345.1)	$(108.5)	$(141.0)

For the year ended December 31, 2020, the increase in the benefit obligation was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource's pension liability of $603.0 million. The increase in the benefit obligation was partially offset by the actual return on assets exceeding the expected asset return and changes in the mortality assumption. For the year ended December 31, 2019, the increase in the benefit obligation was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource's pension liability of $813.1 million, which was partially offset by changes in actual plan experience and changes in other assumptions.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $6.8 million and $8.7 million as of December 31, 2020 and 2019, respectively, which is included in Other Current Liabilities on the balance sheets.

As of December 31, 2020 and 2019, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2020	$6,669.4	$1,356.4	$1,449.4	$707.2
2019	5,963.4	1,205.4	1,340.8	646.7

	PBOP
	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(899.0)	$(172.7)	$(258.3)	$(93.0)	$(841.5)	$(161.7)	$(246.3)	$(91.9)
Service Cost	(10.2)	(1.7)	(2.1)	(0.9)	(7.8)	(1.4)	(1.7)	(0.7)
Interest Cost	(24.6)	(4.4)	(6.6)	(2.8)	(32.7)	(6.3)	(9.5)	(3.4)
Actuarial Loss	(82.8)	(8.6)	(7.4)	(19.0)	(67.0)	(13.4)	(15.2)	(3.1)
Benefits Paid	50.2	10.1	14.9	6.1	50.0	10.8	15.4	5.6
Employee Transfers	—	(1.3)	(1.0)	0.1	—	(0.7)	(1.0)	0.5
Increase due to acquisition of CMA	(27.5)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(993.9)	$(178.6)	$(260.5)	$(109.5)	$(899.0)	$(172.7)	$(258.3)	$(93.0)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$935.9	$126.3	$424.4	$76.0	$849.6	$120.6	$379.1	$71.2
Actual Return on Plan Assets	116.5	15.7	53.3	9.3	127.0	17.1	57.0	10.0
Employer Contributions	1.9	—	—	—	9.3	—	6.0	—
Benefits Paid	(50.2)	(10.1)	(14.9)	(6.1)	(50.0)	(10.8)	(15.4)	(5.6)
Employee Transfers	—	2.2	1.8	0.2	—	(0.6)	(2.3)	0.4
Fair Value of Plan Assets as of End of Year	$1,004.1	$134.1	$464.6	$79.4	$935.9	$126.3	$424.4	$76.0
Funded Status as of December 31st	$10.2	$(44.5)	$204.1	$(30.1)	$36.9	$(46.4)	$166.1	$(17.0)

The Eversource PBOP funded status includes prepaid assets of $34.7 million and $62.7 million recorded in Other Long-Term Assets and liabilities of $24.5 million and $25.8 million included in Accrued Pension, SERP and PBOP on the balance sheets as of December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, the increase in the benefit obligation was primarily attributable to a decrease in the discount rate, which resulted in an increase to the Eversource PBOP liability of $68.3 million, and by changes in our retirement assumptions. For the year ended December 31, 2019, the increase in the benefit obligation was primarily attributable to a decrease in the discount rate, which resulted in an increase to the Eversource PBOP liability of $88.6 million.

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2020			2019			2020			2019
Discount Rate	2.4%	—	2.7%	3.0%	—	3.4%	2.5%	—	2.6%	3.2%	—	3.3%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 6.3 percent, with an ultimate rate of 5 percent in 2023, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

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

	Pension and SERP				PBOP
	For the Year Ended December 31, 2020				For the Year Ended December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$76.2	$21.8	$15.4	$8.2	$10.2	$1.7	$2.1	$0.9
Interest Cost	177.8	37.3	38.6	19.4	24.6	4.4	6.6	2.8
Expected Return on Plan Assets	(400.3)	(79.2)	(103.0)	(44.7)	(73.6)	(9.9)	(34.0)	(5.7)
Actuarial Loss	202.0	39.2	55.2	15.6	8.4	1.1	2.5	0.8
Prior Service Cost/(Credit)	1.2	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Expense/(Income)	$56.9	$19.1	$6.5	$(1.5)	$(51.6)	$(1.6)	$(39.8)	$(0.8)
Intercompany Allocations	N/A	$9.1	$8.9	$2.9	N/A	$(1.1)	$(1.4)	$(0.5)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2019				For the Year Ended December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$67.7	$18.0	$14.6	$7.1	$7.8	$1.4	$1.7	$0.7
Interest Cost	219.0	45.7	49.0	24.0	32.7	6.3	9.5	3.4
Expected Return on Plan Assets	(367.1)	(73.2)	(97.1)	(40.7)	(66.8)	(9.2)	(30.2)	(5.4)
Actuarial Loss	143.2	26.9	44.7	10.6	8.3	1.3	3.3	0.3
Prior Service Cost/(Credit)	0.9	—	0.3	—	(23.5)	1.1	(16.9)	0.4
Total Net Periodic Benefit Expense/(Income)	$63.7	$17.4	$11.5	$1.0	$(41.5)	$0.9	$(32.6)	$(0.6)
Intercompany Allocations	N/A	$8.5	$8.0	$2.3	N/A	$(0.9)	$(1.2)	$(0.4)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2018				For the Year Ended December 31, 2018
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$84.8	$21.4	$17.4	$11.2	$10.0	$1.9	$2.0	$1.1
Interest Cost	196.4	41.8	43.5	22.0	30.7	5.8	8.7	3.4
Expected Return on Plan Assets	(391.6)	(79.1)	(104.9)	(43.6)	(72.4)	(10.4)	(32.5)	(6.0)
Actuarial Loss	145.7	29.1	41.1	11.6	10.3	1.6	2.3	0.7
Prior Service Cost/(Credit)	4.3	1.1	0.2	0.4	(23.6)	1.1	(16.9)	0.5
Total Net Periodic Benefit Expense/(Income)	$39.6	$14.3	$(2.7)	$1.6	$(45.0)	$—	$(36.4)	$(0.3)
Intercompany Allocations	N/A	$6.1	$6.5	$1.9	N/A	$(1.0)	$(1.3)	$(0.4)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2020			2019			2018			2020			2019			2018
Discount Rate	2.6%	—	3.5%	2.7%	—	3.6%	3.9%	—	4.6%	2.7%	—	3.6%	3.9%	—	4.6%	3.3%	—	3.9%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension and PBOP Plans, the expected long-term rate of return was 7 percent for the years ended December 31, 2020 and 2019. For the Aquarion PBOP Plan, the health care cost trend rate was a range of 3.5 percent to 6.5 percent for the year ended December 31, 2020, and 3.5 percent to 6.8 percent for the year ended December 31, 2019.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2020 (1)	2019	2020	2019	2020 (1)	2019	2020	2019
Actuarial Losses Arising During the Year	$553.1	$591.6	$24.3	$15.4	$39.1	$4.6	$1.3	$2.3
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(194.3)	(137.8)	(7.7)	(5.4)	(8.0)	(8.0)	(0.4)	(0.3)
Prior Service Cost Arising During the Year	2.0	—	—	—	—	—	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.0)	(0.7)	(0.2)	(0.2)	21.3	25.1	(0.1)	(1.6)

(1) Amounts include the impact of the CMA asset acquisition from October 9, 2020 through December 31, 2020.

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2020 and 2019:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2020	2019	2020	2019
Pension and SERP
Actuarial Loss	$2,620.2	$2,261.4	$107.4	$90.8
Prior Service Cost	6.6	5.6	0.7	0.9
PBOP
Actuarial Loss	$235.0	$203.9	$7.9	$7.0
Prior Service (Credit)/Cost	(151.2)	(172.5)	0.9	1.0

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

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2021	2022	2023	2024	2025	2026 - 2030
Pension and SERP	$346.9	$355.6	$362.9	$397.5	$373.8	$1,883.2
PBOP	60.1	60.1	59.7	59.1	58.3	273.6

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, Eversource currently expects to make contributions of $130.0 million in 2021, of which $78.9 million will be contributed by CL&P.  The remaining $51.1 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service. Eversource currently estimates contributing $2.8 million to the PBOP Plans in 2021.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension and PBOP Plan assets and a 7 percent long-term rate of return for the Aquarion Plans to estimate its 2021 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2020		2019
	Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan		Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	15.0%	8.5%	15.0%	8.5%
Global	10.0%	8.75%	10.0%	8.75%
Non-United States	8.0%	8.5%	8.0%	8.5%
Emerging Markets	4.0%	10.0%	4.0%	10.0%
Debt Securities:
Fixed Income	13.0%	4.0%	13.0%	4.0%
Public High Yield Fixed Income	4.0%	6.5%	4.0%	6.5%
Private Debt	15.0%	9.0%	15.0%	9.0%
Private Equity	15.0%	12.0%	15.0%	12.0%
Real Assets	16.0%	7.5%	16.0%	7.5%

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

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2020				2019
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$630.8	$—	$1,321.7	$1,952.5	$592.6	$—	$1,349.9	$1,942.5
Fixed Income (2)	113.6	265.6	1,402.5	1,781.7	99.4	303.0	1,222.8	1,625.2
Private Equity	22.3	—	1,175.4	1,197.7	16.9	—	971.4	988.3
Real Assets (3)	158.4	—	580.8	739.2	58.7	—	615.0	673.7
Total	$925.1	$265.6	$4,480.4	$5,671.1	$767.6	$303.0	$4,159.1	$5,229.7
Less: 401(h) PBOP Assets (4)				(261.9)				(261.1)
Total Pension Assets				$5,409.2				$4,968.6

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2020				2019
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$176.5	$—	$217.8	$394.3	$158.0	$—	$187.0	$345.0
Fixed Income (2)	16.0	43.2	152.9	212.1	15.8	39.6	148.1	203.5
Private Equity	—	—	31.5	31.5	—	—	26.5	26.5
Real Assets (3)	82.1	—	22.2	104.3	51.2	—	48.6	99.8
Total	$274.6	$43.2	$424.4	$742.2	$225.0	$39.6	$410.2	$674.8
Add: 401(h) PBOP Assets (4)				261.9				261.1
Total PBOP Assets				$1,004.1				$935.9

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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2020	$49.4	$6.6	$11.8	$4.1
2019	41.6	5.5	10.3	3.5
2018	38.4	5.0	9.7	3.3

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 6,700,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2020 and 2019, Eversource had 2,876,601 and 3,302,526 common shares, respectively, available for issuance under these plans.

Eversource accounts for its various share-based plans as follows:

•RSUs - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period based upon the fair value of Eversource's common shares at the date of grant.  The par value of RSUs is reclassified to Common Stock from Capital Surplus, Paid In as RSUs become issued as common shares.

•Performance Shares - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.  Performance shares vest based upon the extent to which Company goals are achieved.  Vesting of outstanding performance shares is based upon both the Company's EPS growth over the requisite service period and the total shareholder return as compared to the Edison Electric Institute (EEI) Index during the requisite service period.  The fair value of performance shares is determined at the date of grant using a lattice model.

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2019	774,163	$54.43
Granted	208,937	$88.23
Shares Issued	(301,938)	$57.61
Forfeited	(6,944)	$60.95
Outstanding as of December 31, 2020	674,218	$63.42

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2020, 2019 and 2018 was $88.23, $67.91 and $56.69, respectively.  As of December 31, 2020 and 2019, the number and weighted average grant-date fair value of unvested RSUs was 379,258 and $77.13 per share, and 439,293 and $63.06 per share, respectively.  During 2020, there were 265,020 RSUs at a weighted average grant-date fair value of $62.99 per share that vested during the year and were either paid or deferred.  As of December 31, 2020, 294,960 RSUs were fully vested and deferred and an additional 360,295 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2019	486,907	$60.30
Granted	211,224	$75.36
Shares Issued	(249,922)	$55.72
Forfeited	(404)	$89.85
Outstanding as of December 31, 2020	447,805	$69.93

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2020, 2019 and 2018 was $75.36, $68.33 and $56.77, respectively.  As of December 31, 2020 and 2019, the number and weighted average grant-date fair value of unvested performance shares was 404,698 and $70.85 per share, and 427,894 and $60.38 per share, respectively.  During 2020, there were 233,426 performance shares at a weighted average grant-date fair value of $55.75 per share that vested during the year and were either paid or deferred.  As of December 31, 2020, 43,107 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Compensation Expense	$33.9	$27.3	$21.4
Future Income Tax Benefit	8.9	7.0	5.4

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$10.9	$11.3	$3.6	$9.8	$9.7	$3.3	$7.8	$7.7	$2.9
Future Income Tax Benefit	2.9	3.0	1.0	2.5	2.5	0.8	2.0	1.9	0.7

As of December 31, 2020, there was $19.3 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $3.6 million for CL&P, $5.7 million for NSTAR Electric, and $1.2 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.74 years for Eversource, CL&P and PSNH, and 1.75 years NSTAR Electric.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards.  Beginning in 2019, the Company began issuing treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2020, 2019 and 2018, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $6.6 million, $1.5 million, and $1.5 million, respectively, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2020	2019	2018
Actuarially-Determined Liability	$45.7	$52.0	$49.1
Other Retirement Benefits Expense	3.3	2.7	2.7

	As of and For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.2	$0.1	$1.7	$0.2	$0.1	$1.7	$0.3	$0.1	$1.7
Other Retirement Benefits Expense	1.2	1.1	0.5	1.0	0.9	0.4	1.1	1.1	0.4

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2020	2019	2018
Current Income Taxes:
Federal	$73.6	$56.9	$106.5
State	19.1	10.5	10.6
Total Current	92.7	67.4	117.1
Deferred Income Taxes, Net:
Federal	173.5	138.4	122.6
State	83.7	71.4	52.2
Total Deferred	257.2	209.8	174.8
Investment Tax Credits, Net	(3.7)	(3.7)	(2.9)
Income Tax Expense	$346.2	$273.5	$289.0

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$12.0	$53.9	$20.6	$68.4	$82.6	$22.9	$54.2	$79.3	$12.2
State	(6.1)	6.9	3.8	15.4	18.2	2.2	20.9	30.0	(0.5)
Total Current	5.9	60.8	24.4	83.8	100.8	25.1	75.1	109.3	11.7
Deferred Income Taxes, Net:
Federal	101.1	33.8	(1.3)	35.2	0.1	5.8	48.5	27.9	15.4
State	43.4	38.8	8.6	18.8	27.0	10.1	6.4	13.5	20.5
Total Deferred	144.5	72.6	7.3	54.0	27.1	15.9	54.9	41.4	35.9
Investment Tax Credits, Net	(0.7)	(2.6)	—	(0.8)	(2.6)	—	(0.9)	(1.8)	—
Income Tax Expense	$149.7	$130.8	$31.7	$137.0	$125.3	$41.0	$129.1	$148.9	$47.6

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2020	2019	2018
Income Before Income Tax Expense	$1,558.9	$1,190.1	$1,329.5

Statutory Federal Income Tax Expense at 21%	327.4	249.9	279.2
Tax Effect of Differences:
Depreciation	(11.1)	1.9	(30.8)
Investment Tax Credit Amortization	(3.7)	(3.7)	(2.9)
State Income Taxes, Net of Federal Impact	44.9	24.6	44.4
Dividends on ESOP	(5.1)	(5.1)	(5.1)
Tax Asset Valuation Allowance/Reserve Adjustments	33.4	40.1	5.2
Excess Stock Benefit	(6.6)	(1.5)	(1.5)
EDIT Amortization	(48.7)	(37.4)	(5.0)
Other, Net	15.7	4.7	5.5
Income Tax Expense	$346.2	$273.5	$289.0
Effective Tax Rate	22.2%	23.0%	21.7%

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$607.6	$575.8	$179.0	$547.8	$557.3	$175.0	$506.8	$532.0	$163.5

Statutory Federal Income Tax Expense at 21%	127.6	120.9	37.6	115.0	117.0	36.8	106.4	111.7	34.3
Tax Effect of Differences:
Depreciation	0.4	(3.7)	(1.4)	(0.2)	(3.0)	(0.8)	(1.2)	(2.8)	0.1
Investment Tax Credit Amortization	(0.7)	(2.6)	—	(0.8)	(2.6)	—	(0.9)	(1.8)	—
State Income Taxes, Net of Federal Impact	(1.2)	36.0	9.8	2.5	35.7	9.8	14.5	33.2	15.8
Tax Asset Valuation Allowance/Reserve Adjustments	30.7	—	—	24.5	—	—	7.1	1.2	—
Excess Stock Benefit	(2.3)	(2.3)	(0.8)	(0.5)	(0.5)	(0.2)	(0.1)	(0.1)	(0.1)
EDIT Amortization	(9.0)	(20.4)	(15.4)	(5.8)	(22.9)	(4.0)	—	—	(4.4)
Other, Net	4.2	2.9	1.9	2.3	1.6	(0.6)	3.3	7.5	1.9
Income Tax Expense	$149.7	$130.8	$31.7	$137.0	$125.3	$41.0	$129.1	$148.9	$47.6
Effective Tax Rate	24.6%	22.7%	17.7%	25.0%	22.5%	23.4%	25.5%	28.0%	29.1%

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

	As of December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$602.4	$144.5	$79.8	$56.6	$509.4	$125.4	$54.8	$46.7
Derivative Liabilities	92.6	91.8	—	—	105.0	103.6	—	—
Regulatory Deferrals - Liabilities	259.8	30.2	161.8	13.4	267.0	37.1	165.7	19.0
Allowance for Uncollectible Accounts	87.5	42.3	20.9	4.6	56.7	25.7	17.7	2.8
Tax Effect - Tax Regulatory Liabilities	810.9	331.4	271.8	105.2	830.4	333.5	280.9	111.3
Net Operating Loss Carryforwards	12.7	—	—	—	9.1	—	—	—
Purchase Accounting Adjustment	54.5	—	—	—	58.7	—	—	—
Other	200.3	100.9	14.3	19.8	190.4	92.0	35.8	20.0
Total Deferred Tax Assets	2,120.7	741.1	548.6	199.6	2,026.7	717.3	554.9	199.8
Less: Valuation Allowance	48.3	33.7	—	—	43.0	24.9	—	—
Net Deferred Tax Assets	$2,072.4	$707.4	$548.6	$199.6	$1,983.7	$692.4	$554.9	$199.8
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$4,153.6	$1,438.1	$1,489.4	$453.8	$3,901.0	$1,362.2	$1,391.9	$428.9
Property Tax Accruals	88.7	39.0	37.0	5.8	76.8	36.8	29.0	4.7
Regulatory Amounts:
Regulatory Deferrals - Assets	1,376.7	444.8	324.4	263.4	1,155.6	340.7	276.2	260.9
Tax Effect - Tax Regulatory Assets	244.6	174.4	11.3	8.6	238.2	171.7	11.7	8.3
Goodwill Regulatory Asset - 1999 Merger	86.0	—	73.8	—	90.6	—	77.8	—
Derivative Assets	17.8	17.8	—	—	19.7	19.7	—	—
Other	200.3	1.6	72.6	5.6	257.6	5.9	125.6	3.2
Total Deferred Tax Liabilities	$6,167.7	$2,115.7	$2,008.5	$737.2	$5,739.5	$1,937.0	$1,912.2	$706.0

2020 Federal Legislation: On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act. Among other provisions, the CARES Act provides for loans and other benefits to small and large businesses, expanded unemployment insurance, direct payments to those with wages middle-income and below, new appropriations funding for health care and other priorities, and tax changes like deferrals of employer payroll tax liabilities coupled with an employee retention tax credit and rollbacks of Tax Cuts and Jobs Act of 2017 limitations on net operating losses and certain business interest limitation. For the year ended December 31, 2020, we have recorded a tax liability of approximately $39 million related to the deferral of employer payroll tax liability provision. Fifty percent of the deferral of employer payroll tax liability must be paid by December 31, 2021 and the remaining amount by December 31, 2022. Other than the cash flow benefit described, the CARES Act did not have a material impact.

On December 27, 2020, President Trump signed into law H.R. 133, the “Consolidated Appropriations Act, 2021.” The House of Representatives and Senate previously passed the bill with overwhelming support. The legislation includes tax extenders as part of Division EE, the “Taxpayer Certainty and Disaster Tax Relief Act of 2020.” The provisions within the law include the extension of the Investment Tax Credit (ITC) for solar at 26 percent for facilities the construction of which begins through the end of 2022, at 22 percent for facilities the construction of which begins in 2023, and postponement of the date after which solar facilities placed in service receive only a 10 percent ITC to December 31, 2025, the extension of the ITC at 30 percent (with no phase-down) to offshore wind if construction begins by December 31, 2025 (qualifying offshore wind includes facilities located in the inland navigable waters or in the coastal waters of the U.S.), and the extension and expansion of the CARES Act employee retention tax credit for the period from January 1, 2021 through June 30, 2021, including increasing the credit rate from 50 percent to 70 percent of qualified wages, and increasing the per-employee creditable wages limit from $10,000 per year to $10,000 for each quarter. The tax credit provision impacts to Eversource are still being evaluated but are a significant positive development for the Company and provides the opportunity to generate additional tax credits in its renewable energy projects when the projects become operational.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2020					2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$—	$—	$—	$—	—	$19.8	$—	$—	$—	2033 - 2037
State Net Operating Loss	183.4	—	—	—	2021 - 2040	65.5	—	—	—	2020 - 2038
State Tax Credit	186.6	133.4	—	—	2020 - 2025	168.1	122.3	—	—	2019 - 2024
State Charitable Contribution	10.2	—	—	—	2020 - 2024	9.9	—	—	—	2019 - 2023

In 2020, the company increased its valuation allowance reserve for state credits by $10.3 million ($8.8 million for CL&P), net of tax, to reflect an update for expiring tax credits. In 2019, the Company increased its valuation allowance reserve for state credits by $18.5 million ($14.2 million for CL&P), net of tax, to reflect an update for expiring tax credits.

For 2020 and 2019, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $48.3 million and $43.0 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2018	$51.7	$18.1
Gross Increases - Current Year	9.2	3.2
Gross Decreases - Prior Year	(6.5)	(0.9)
Lapse of Statute of Limitations	(8.5)	(2.2)
Balance as of December 31, 2018	45.9	18.2
Gross Increases - Current Year	12.1	4.0
Gross Increases - Prior Year	3.4	3.3
Lapse of Statute of Limitations	(6.4)	(2.4)
Balance as of December 31, 2019	55.0	23.1
Gross Increases - Current Year	11.9	4.6
Gross Increases - Prior Year	1.4	0.7
Lapse of Statute of Limitations	(6.5)	(2.6)
Balance as of December 31, 2020	$61.8	$25.8

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

	Other Interest Income			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2020	2019	2018	2020	2019
Eversource	$—	$—	$(1.7)	$0.1	$0.1

Tax Positions:  During 2020 and 2019, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020:

Description	Tax Years
Federal	2020
Connecticut	2017 - 2020
Massachusetts	2017 - 2020
New Hampshire	2017 - 2020

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2019	$64.7	$5.4	$10.9	$5.4
Additions	26.5	7.0	0.5	2.8
Payments/Reductions	(10.2)	(1.0)	(3.4)	(0.7)
Balance as of December 31, 2019	81.0	11.4	8.0	7.5
Increase Due to CMA Asset Acquisition	22.9	—	—	—
Additions	8.4	4.2	0.7	—
Payments/Reductions	(9.9)	(3.3)	(4.0)	(0.4)
Balance as of December 31, 2020	$102.4	$12.3	$4.7	$7.1

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2020	63	15	12	9
2019	57	15	15	9

The increase in the reserve balance was due primarily to the addition of nine MGP sites at the EGMA natural gas business resulting from the CMA acquisition and changes in cost estimates at the natural gas companies MGP sites and at CL&P for which additional remediation will be required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $92.2 million and $67.9 million as of December 31, 2020 and 2019, respectively, and related primarily to the natural gas business segment.

As of December 31, 2020, for 6 environmental sites (1 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2020, $41.7 million (including $0.9 million for CL&P) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $33 million ($0.5 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2020, for 15 environmental sites (7 for CL&P and 2 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2020, $17.5 million (including $2.6 million for CL&P and $0.4 million for NSTAR Electric) had been accrued as a liability for these sites.  As of December 31, 2020, for the remaining 42 environmental sites (including 7 for CL&P, 10 for NSTAR Electric and 9 for PSNH) that are included in the Company's reserve for environmental costs, the $43.2 million accrual (including $8.8 million for CL&P, $4.3 million for NSTAR Electric and $7.1 million for PSNH) represents management's best estimate of the probable liability and no additional loss is anticipated at this time.

PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2020 are as follows:

Eversource
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$650.0	$716.8	$652.3	$648.8	$651.5	$3,490.7	$6,810.1
Natural Gas Procurement	558.9	374.1	292.0	263.1	260.2	1,825.8	3,574.1
Purchased Power and Capacity	69.4	75.5	86.8	79.6	60.3	13.2	384.8
Peaker CfDs	30.0	34.2	46.9	41.6	31.3	102.4	286.4
Transmission Support Commitments	20.5	18.0	18.1	19.2	19.7	19.7	115.2
Total	$1,328.8	$1,218.6	$1,096.1	$1,052.3	$1,023.0	$5,451.8	$11,170.6

CL&P
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$484.4	$548.3	$547.2	$549.1	$551.2	$2,645.5	$5,325.7
Purchased Power and Capacity	65.8	71.9	83.3	76.6	57.4	0.1	355.1
Peaker CfDs	30.0	34.2	46.9	41.6	31.3	102.4	286.4
Transmission Support Commitments	8.1	7.1	7.2	7.6	7.8	7.8	45.6
Total	$588.3	$661.5	$684.6	$674.9	$647.7	$2,755.8	$6,012.8

NSTAR Electric
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$98.0	$100.0	$75.4	$72.9	$73.1	$522.1	$941.5
Purchased Power and Capacity	3.1	3.1	3.0	3.0	2.9	13.1	28.2
Transmission Support Commitments	8.1	7.1	7.1	7.5	7.7	7.7	45.2
Total	$109.2	$110.2	$85.5	$83.4	$83.7	$542.9	$1,014.9

PSNH
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$67.6	$68.5	$29.7	$26.8	$27.2	$323.1	$542.9
Purchased Power and Capacity	0.5	0.5	0.5	—	—	—	1.5
Transmission Support Commitments	4.3	3.8	3.8	4.1	4.2	4.2	24.4
Total	$72.4	$72.8	$34.0	$30.9	$31.4	$327.3	$568.8

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2041 for both CL&P and NSTAR Electric and 2033 for PSNH.

As required by 2018 regulation, CL&P and UI entered into ten-year contracts to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility. On March 15, 2019, CL&P and UI each signed a ten-year contract with the owner of Millstone Nuclear Power Station in order to purchase a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. PURA approved the contracts on September 18, 2019. Energy deliveries and payments under these contracts began in the fourth quarter of 2019.

CL&P and UI were also required by 2018 regulation to enter into eight-year contracts to purchase a combined amount of approximately 18 percent of the facility's output (approximately 15 percent by CL&P) from the Seabrook Nuclear Power Plant beginning January 1, 2022. The Seabrook Nuclear Power Plant has an approximate 1,250 MW nameplate capacity. On November 22, 2019, CL&P and UI each signed an eight-year contract with the owner of the Seabrook Nuclear Power Plant. PURA approved the contracts on November 27, 2019.

The total estimated future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $3.6 billion and are reflected in the table above. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

Excluded from the table above are long-term commitments of NSTAR Electric pertaining to the Massachusetts Clean Energy 83D contract, for which construction had not commenced by December 31, 2020. Estimated costs under this contract are expected to begin in 2023 and range between $150 million and $415 million per year under a 20-year contract, totaling approximately $6.7 billion.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and DPU, respectively, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

Natural Gas Procurement:  Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies, which extend through 2045. Long-term purchases for natural gas procurement include contracts of EGMA, which was formed as a result of the CMA asset acquisition.

Purchased Power and Capacity:  These contracts include capacity CfDs of CL&P through 2026, and various IPP contracts or purchase obligations for electricity which extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

CL&P, along with UI, has three capacity CfDs consisting of two generation units and one demand response project.  The combined capacities of these contracts as of December 31, 2020 and 2019 were 675 MW and 676 MW, respectively. The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI shares 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts for the purchase of energy supply, the amounts of which vary with customers' energy needs.

Peaker CfDs:  CL&P, along with UI, has three peaker CfDs for a total of approximately 500 MW of peaking capacity through 2042.  CL&P has a sharing agreement with UI, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs are recovered from, or refunded to, CL&P's customers.

Transmission Support Commitments:  Along with other New England utilities, CL&P, NSTAR Electric and PSNH entered into a series of agreements in the 1980’s to support the costs of, and receive rights to use, transmission and terminal facilities that were built to import electricity from the Hydro-Québec system in Canada. CL&P, NSTAR Electric and PSNH were obligated to pay, over a 30-year period ending in 2020, their proportionate shares of the annual operation and maintenance expenses and capital costs of those facilities. On December 18, 2020, the parties to these agreements submitted to FERC an offer of settlement and amendments to these agreements implementing the terms of an extension for an additional 20-year period. The parties have requested these terms to be placed in effect as of January 1, 2021 or such other date as authorized by FERC. The estimated future annual costs included in the contractual obligations table above, are subject to the approval of these amendments by FERC and can vary as a result.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Renewable Energy	$584.2	$320.8	$218.5
Natural Gas Procurement	453.4	448.5	432.4
Purchased Power and Capacity	62.7	62.1	72.0
Peaker CfDs	22.7	13.0	20.9
Transmission Support Commitments	22.1	21.8	23.4

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy	$426.3	$88.8	$69.1	$160.6	$89.9	$70.3	$63.2	$89.8	$65.5
Purchased Power and Capacity	59.3	3.1	0.3	50.4	5.1	6.6	49.4	4.4	18.2
Peaker CfDs	22.7	—	—	13.0	—	—	20.9	—	—
Transmission Support Commitments	8.7	8.7	4.7	8.6	8.6	4.6	9.2	9.2	5.0

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and was $0.5 million as of December 31, 2020.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of December 31, 2020:

Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$30.5	(1)
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (2)	—	(2)
Sunrise Wind LLC	OREC capacity production (3)	2.2	(3)
South Fork Wind, LLC	Transmission interconnection	1.7	—
Bay State Wind LLC	Real estate purchase	2.5	2021
Various	Surety bonds (4)	56.6	2021 - 2023
Rocky River Realty Company and Eversource Service	Lease payments for real estate	5.2	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore LLC (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contactors, in an amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 2, below. The guarantee expires upon the full performance of the guaranteed obligations.

(2)    Eversource parent issued a guarantee (Funding Guarantee) on behalf of Eversource Investment LLC (EI), its wholly-owned subsidiary that holds a 50 percent ownership interest in NEO, under which Eversource parent agreed to guarantee certain funding obligations and certain indemnification payments of EI under the Amended and Restated Limited Liability Company Operating Agreement of NEO, in an amount not to exceed $910 million. The guaranteed obligations include payment of EI's funding obligations during the construction phase of NEO’s underlying offshore wind projects and indemnification obligations associated with third party credit support for its investment in NEO. Eversource parent’s obligations under the Funding Guarantee expire upon the full performance of the guaranteed obligations.

(3)    On October 25, 2019, Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(4)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Letter of Credit: On September 16, 2020, Eversource parent entered into a guarantee on behalf of Eversource Investment LLC, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee Eversource Investment LLC's obligations under a letter of credit facility with a financial institution that Eversource Investment LLC may request in an aggregate amount of up to approximately $25 million.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2020 and 2019. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2020 and 2019.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases.

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. Various parties appealed the MISO transmission owners' opinion. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases.

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

The components of lease cost, prior to amounts capitalized, are as follows:

	For the Years Ended December 31,
	2020				2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Financing Lease Cost:
Amortization of Right-of-use-Assets	$2.6	$0.7	$0.2	$0.1	$1.7	$0.7	$0.2	$0.1
Interest on Lease Liabilities	1.4	0.3	0.6	—	1.2	0.6	0.6	—
Total Finance Lease Cost	4.0	1.0	0.8	0.1	2.9	1.3	0.8	0.1
Operating Lease Cost	11.1	0.6	2.1	0.1	11.7	0.5	3.4	0.1
Variable Lease Cost	57.8	12.2	—	45.6	60.5	13.3	—	47.2
Total Lease Cost	$72.9	$13.8	$2.9	$45.8	$75.1	$15.1	$4.2	$47.4

Operating lease rental payments charged to expense in 2018 (which exclude CL&P's and PSNH's energy purchase contracts) were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$10.8	$10.9	$11.8	$2.5

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

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2020
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$55.2	$0.3	$23.6	$0.3
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$9.5	$0.2	$0.7	$—
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	45.7	0.1	22.9	0.3
Total Operating Lease Liabilities		$55.2	$0.3	$23.6	$0.3
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$60.5	$0.7	$3.5	$0.8
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$5.0	$1.4	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	57.6	—	4.8	0.7
Total Finance Lease Liabilities		$62.6	$1.4	$4.8	$0.8

		As of December 31, 2019
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Operating Lease Right-of-use-Assets, Net	Other Long-Term Assets	$49.9	$0.7	$24.2	$0.4
Operating Lease Liabilities
Operating Lease Liabilities - Current Portion	Other Current Liabilities	$8.6	$0.5	$0.7	$0.1
Operating Lease Liabilities - Long-Term	Other Long-Term Liabilities	41.3	0.2	23.5	0.3
Total Operating Lease Liabilities		$49.9	$0.7	$24.2	$0.4
Finance Leases:
Finance Lease Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$8.2	$1.9	$3.3	$0.9
Finance Lease Liabilities
Finance Lease Liabilities - Current Portion	Other Current Liabilities	$2.4	$1.6	$—	$0.1
Finance Lease Liabilities - Long-Term	Other Long-Term Liabilities	8.1	1.4	4.4	0.8
Total Finance Lease Liabilities		$10.5	$3.0	$4.4	$0.9

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows (in millions of dollars, unless otherwise noted):

	As of December 31,
	2020				2019
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	10	3	19	8	12	2	20	9
Finance Leases	17	1	21	8	12	2	22	9
Weighted-Average Discount Rate (Percentage):
Operating Leases	4.0%	2.4%	4.1%	3.7%	3.9%	2.5%	4.1%	3.7%
Finance Leases	2.9%	10.5%	2.9%	3.5%	4.0%	10.5%	2.9%	3.5%

	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.9	$0.6	$1.8	$0.1
Operating Cash Flows from Finance Leases	1.7	0.3	0.6	—
Financing Cash Flows from Finance Leases	2.8	1.6	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	0.6	0.1	0.2	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	0.7	—	0.3	—

Eversource also acquired $14.7 million of right-of-use assets in exchange for the assumption of new operating lease liabilities and $54.2 million of right-of-use assets in exchange for the assumption of new finance lease liabilities as a result of the CMA asset acquisition.

	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.4	$0.4	$1.6	$0.1
Operating Cash Flows from Finance Leases	1.2	0.6	0.6	—
Financing Cash Flows from Finance Leases	2.6	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.9	1.0	0.1	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.0	—	—	—

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2020 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Year Ending December 31,
2021	$11.4	$0.2	$1.6	$0.1	$7.2	$1.5	$0.6	$0.1
2022	9.0	0.1	1.6	0.1	5.7	—	0.6	0.1
2023	6.4	—	1.6	0.1	4.9	—	0.6	0.1
2024	4.5	—	1.7	—	4.8	—	0.7	0.1
2025	3.4	—	1.7	—	4.7	—	0.7	0.1
Thereafter	36.2	—	27.0	0.1	60.7	—	13.0	0.4
Future lease payments	70.9	0.3	35.2	0.4	88.0	1.5	16.2	0.9
Less amount representing interest	15.7	—	11.6	0.1	25.4	0.1	11.4	0.1
Present value of future minimum lease payments	$55.2	$0.3	$23.6	$0.3	$62.6	$1.4	$4.8	$0.8

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$169.1	$116.2	$123.4	$43.0	$45.7	$—	$—
Long-Term Debt	16,179.1	18,420.1	3,914.8	4,800.9	3,643.2	4,294.0	1,099.1	1,207.0
Rate Reduction Bonds	540.1	603.4	—	—	—	—	540.1	603.4

As of December 31, 2019:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$162.0	$116.2	$117.8	$43.0	$44.2	$—	$—
Long-Term Debt	14,098.2	15,170.2	3,518.1	4,058.0	3,342.1	3,659.9	951.6	1,005.7
Rate Reduction Bonds	583.3	625.9	—	—	—	—	583.3	625.9

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

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(3.0)	$0.7	$(62.8)	$(65.1)	$(4.4)	$(0.5)	$(55.1)	$(60.0)

OCI Before Reclassifications	—	0.4	(19.6)	(19.2)	—	1.2	(13.3)	(12.1)
Amounts Reclassified from AOCI	1.6	—	6.3	7.9	1.4	—	5.6	7.0
Net OCI	1.6	0.4	(13.3)	(11.3)	1.4	1.2	(7.7)	(5.1)
Balance as of December 31st	$(1.4)	$1.1	$(76.1)	$(76.4)	$(3.0)	$0.7	$(62.8)	$(65.1)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI were net deferred tax assets of $6.0 million and $4.4 million in 2020 and 2019, respectively, and deferred tax liabilities of $0.2 million in 2018.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2020	2019	2018
Qualified Cash Flow Hedging Instruments	$(2.5)	$(2.5)	$(2.8)	Interest Expense
Tax Effect	0.9	1.1	1.0	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(1.6)	$(1.4)	$(1.8)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(8.1)	$(5.7)	$(6.0)	Other Income, Net (1)
Amortization of Prior Service Cost	(0.3)	(1.8)	(0.4)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(8.4)	(7.5)	(6.4)
Tax Effect	2.1	1.9	1.6	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(6.3)	$(5.6)	$(4.8)
Total Amounts Reclassified from AOCI, Net of Tax	$(7.9)	$(7.0)	$(6.6)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1M, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

As of December 31, 2020, it is estimated that a pre-tax amount of $1.8 million ($0.5 million for NSTAR Electric and $1.3 million for PSNH) will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.
17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreements.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut, the joint revolving credit agreement of Eversource and EGMA, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2020, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2020.

The Retained Earnings balances subject to dividend restrictions were $4.61 billion for Eversource, $2.17 billion for CL&P, $2.53 billion for NSTAR Electric and $615.0 million for PSNH as of December 31, 2020.

CL&P, NSTAR Electric and PSNH are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric and PSNH, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and on NSTAR Gas, Yankee Gas, EGMA, Aquarion Water Company of Connecticut, Aquarion Water Company of Massachusetts and Aquarion Water Company of New Hampshire. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2020 and 2019	Issued as of December 31,
			2020	2019
Eversource	$5	380,000,000	357,818,402	345,858,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

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

The March and June 2020 common share issuances of 5,960,000 and 6,000,000, respectively, resulted in total proceeds of $929.0 million, net of issuance costs. The June and December 2019 common share issuances of 5,980,000 and 6,000,000, respectively, resulted in total proceeds of $852.3 million. These issuances were reflected in shareholders’ equity and as financing activities on the statements of cash flows.

Issuances of shares under the forward sale agreement were classified as equity transactions. Accordingly, no amounts relating to the forward sale agreement were recorded in the financial statements until settlements took place. Prior to any settlements, the only impact of the forward sale agreement to the financial statements was the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method. See Note 21, "Earnings Per Share," to the financial statements for information on the forward sale agreement’s impact on the calculation of diluted EPS.

Eversource used the net proceeds received from the direct issuance of common shares and the net proceeds received from settlement of the forward sale agreement to repay short-term debt under the commercial paper program, to partially fund the purchase of the assets of CMA, to fund capital spending and clean energy initiatives, and for general corporate purposes.

Treasury Shares: As of December 31, 2020 and 2019, there were 14,864,379 and 15,977,757 Eversource common shares held as treasury shares, respectively.  As of December 31, 2020 and 2019, there were 342,954,023 and 329,880,645 Eversource common shares outstanding, respectively.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2020	2019	2020	2019
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	23	$—	$—
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2020, 2019 and 2018.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2020 and 2019.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2020, 2019 and 2018, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

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

As described in Note 18, "Common Shares," earnings per share dilution, if any, related to the forward sale agreement is determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of Eversource's common shares is higher than the adjusted forward sale price. Eversource physically settled all remaining shares under the forward sale agreement as of March 26, 2020.

For the year ended December 31, 2020, there were 39,560 antidilutive share awards excluded from the EPS computation, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource's common share issuance on June 15, 2020. See Note 18, "Common Shares," for further information. There were no antidilutive share awards excluded from the computation for the years ended December 31, 2019 or 2018.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2020	2019	2018
Net Income Attributable to Common Shareholders	$1,205.2	$909.1	$1,033.0
Weighted Average Common Shares Outstanding:
Basic	338,836,147	321,416,086	317,370,369
Dilutive Effect of:
Share-Based Compensation Awards and Other	738,994	762,215	623,565
Equity Forward Sale Agreement	271,921	763,335	—
Total Dilutive Effect	1,010,915	1,525,550	623,565
Diluted	339,847,062	322,941,636	317,993,934
Basic EPS	$3.56	$2.83	$3.25
Diluted EPS	$3.55	$2.81	$3.25

22.    REVENUES

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,951.5	$644.9	$—	$145.1	$—	$—	$4,741.5
Commercial	2,353.4	361.9	—	62.4	—	(4.8)	2,772.9
Industrial	327.1	107.4	—	4.8	—	(13.7)	425.6
Total Retail Tariff Sales Revenues	6,632.0	1,114.2	—	212.3	—	(18.5)	7,940.0
Wholesale Transmission Revenues	—	—	1,557.3	—	74.2	(1,290.6)	340.9
Wholesale Market Sales Revenues	327.3	43.0	—	3.8	—	—	374.1
Other Revenues from Contracts with Customers	74.7	3.6	13.3	7.3	1,161.7	(1,152.0)	108.6
Amortization of/(Reserve for) Revenues Subject to Refund	4.6	2.1	—	(3.8)	—	—	2.9
Total Revenues from Contracts with Customers	7,038.6	1,162.9	1,570.6	219.6	1,235.9	(2,461.1)	8,766.5
Alternative Revenue Programs	88.1	44.7	(35.2)	(4.7)	—	37.1	130.0
Other Revenues	5.6	1.1	0.7	0.5	—	—	7.9
Total Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,723.7	$555.1	$—	$132.3	$—	$—	$4,411.1
Commercial	2,584.8	347.6	—	63.9	—	(4.3)	2,992.0
Industrial	331.8	96.9	—	4.5	—	(11.6)	421.6
Total Retail Tariff Sales Revenues	6,640.3	999.6	—	200.7	—	(15.9)	7,824.7
Wholesale Transmission Revenues	—	—	1,293.3	—	61.3	(1,085.2)	269.4
Wholesale Market Sales Revenues	215.7	55.4	—	4.1	—	—	275.2
Other Revenues from Contracts with Customers	54.8	2.8	13.2	7.0	967.2	(969.0)	76.0
Amortization of/(Reserve for) Revenues Subject to Refund	1.3	6.2	—	(2.8)	—	—	4.7
Total Revenues from Contracts with Customers	6,912.1	1,064.0	1,306.5	209.0	1,028.5	(2,070.1)	8,450.0
Alternative Revenue Programs	45.9	(4.9)	81.8	4.6	—	(74.2)	53.2
Other Revenues	18.5	3.1	0.7	1.0	—	—	23.3
Total Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5

	For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,766.6	$542.5	$—	$130.7	$—	$—	$4,439.8
Commercial	2,634.7	334.8	—	63.3	—	(4.5)	3,028.3
Industrial	351.9	96.0	—	4.4	—	(10.0)	442.3
Total Retail Tariff Sales Revenues	6,753.2	973.3	—	198.4	—	(14.5)	7,910.4
Wholesale Transmission Revenues	—	—	1,308.9	—	47.3	(1,092.2)	264.0
Wholesale Market Sales Revenues	179.5	57.5	—	4.1	—	—	241.1
Other Revenues from Contracts with Customers	65.9	(2.2)	12.6	7.2	889.0	(891.0)	81.5
Reserve for Revenues Subject to Refund	(12.3)	(8.3)	—	(3.7)	—	—	(24.3)
Total Revenues from Contracts with Customers	6,986.3	1,020.3	1,321.5	206.0	936.3	(1,997.7)	8,472.7
Alternative Revenue Programs	(47.0)	(1.2)	(35.2)	5.4	—	31.9	(46.1)
Other Revenues	17.9	3.1	—	0.6	—	—	21.6
Total Operating Revenues	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2

	For the Years Ended December 31,
	2020			2019			2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,011.1	$1,365.8	$574.6	$1,837.1	$1,322.1	$564.5	$1,828.2	$1,380.9	$557.5
Commercial	878.3	1,176.8	299.9	922.9	1,349.4	314.6	928.1	1,391.5	316.9
Industrial	137.5	106.4	83.2	138.3	115.8	77.7	147.7	124.9	79.3
Total Retail Tariff Sales Revenues	3,026.9	2,649.0	957.7	2,898.3	2,787.3	956.8	2,904.0	2,897.3	953.7
Wholesale Transmission Revenues	754.8	576.5	226.0	587.1	517.3	188.9	620.6	488.8	199.5
Wholesale Market Sales Revenues	230.1	58.4	38.8	105.1	73.1	37.5	48.3	76.1	56.6
Other Revenues from Contracts with Customers	32.9	43.6	14.2	36.4	18.7	15.6	35.0	28.9	15.5
Amortization of/(Reserve for) Revenues Subject to Refund	—	—	4.6	—	—	1.3	—	—	(12.3)
Total Revenues from Contracts with Customers	4,044.7	3,327.5	1,241.3	3,626.9	3,396.4	1,200.1	3,607.9	3,491.1	1,213.0
Alternative Revenue Programs	(4.2)	54.5	2.6	77.5	41.6	8.6	(65.9)	0.9	(17.3)
Other Revenues	2.2	3.5	0.6	10.3	7.0	1.9	8.5	8.3	1.1
Eliminations	(495.2)	(444.4)	(165.4)	(482.1)	(400.4)	(144.7)	(454.3)	(387.4)	(149.2)
Total Operating Revenues	$3,547.5	$2,941.1	$1,079.1	$3,232.6	$3,044.6	$1,065.9	$3,096.2	$3,112.9	$1,047.6

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

Amortization of/(Reserve for) Revenues Subject to Refund: Eversource has recorded a regulatory liability, recorded as a reduction to revenues, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017, until rates billed to customers reflect the lower federal tax rate. The Connecticut water business has not yet reflected the change in the federal corporate income tax rate in distribution rates and continues to accrue the regulatory liability. CL&P and Yankee Gas each have fully refunded this regulatory liability by the end of 2018 and 2020, respectively, and in 2019, PSNH began to refund this regulatory liability to customers in rates. NSTAR Electric and NSTAR Gas were not required to make refunds to customers for the higher federal corporate income tax rate billed to customers in the period between January 1, 2018 to the effective dates of each company's 2018 rate changes. EGMA will begin refunding this amount in November 2021.

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

•Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric, have revenue decoupling mechanisms approved by a regulatory commission (decoupled companies). Decoupled companies’ distribution revenues are not directly based on sales volumes. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues, with any difference between the allowed level of distribution revenue and the actual amount realized adjusted through subsequent rates.

•

•The transmission formula rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refund to, transmission customers.  This transmission deferral reconciles billed transmission revenues to the revenue requirement for our transmission businesses.

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $4.3 million ($0.8 million at CL&P and $2.7 million at NSTAR Electric) and $4.4 million ($1.0 million at CL&P and $2.7 million at NSTAR Electric) for the years ended December 31, 2020 and 2019, respectively.

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

In the ordinary course of business, Yankee Gas, NSTAR Gas and EGMA purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline project described above. These affiliate transaction costs total $77.7 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.

Eversource's segment information is as follows:

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4
Depreciation and Amortization	(657.0)	(87.9)	(278.1)	(44.2)	(93.5)	1.6	(1,159.1)
Other Operating Expenses	(5,642.3)	(913.8)	(470.0)	(86.6)	(1,071.9)	2,428.0	(5,756.6)
Operating Income	833.0	207.0	788.0	84.6	70.5	5.6	1,988.7
Interest Expense	(216.0)	(40.0)	(126.8)	(32.9)	(161.0)	38.3	(538.4)
Interest Income	3.2	0.9	4.7	—	37.8	(41.8)	4.8
Other Income, Net	58.0	3.1	23.3	2.0	1,382.9	(1,365.5)	103.8
Income Tax (Expense)/Benefit	(129.6)	(36.9)	(183.8)	(12.5)	16.6	—	(346.2)
Net Income	548.6	134.1	505.4	41.2	1,346.8	(1,363.4)	1,212.7
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$544.0	$134.1	$502.5	$41.2	$1,346.8	$(1,363.4)	$1,205.2
Total Assets (as of)	$24,981.9	$6,450.5	$11,695.0	$2,375.2	$22,089.4	$(21,492.4)	$46,099.6
Cash Flows Used for Investments in Plant	$1,079.0	$494.4	$1,004.6	$118.8	$246.2	$—	$2,943.0

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5
Depreciation and Amortization	(651.3)	(68.3)	(253.3)	(46.9)	(63.2)	2.3	(1,080.7)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(5,525.1)	(830.8)	(411.2)	(101.0)	(891.3)	2,143.7	(5,615.7)
Operating Income	800.1	163.1	484.9	66.7	74.0	1.7	1,590.5
Interest Expense	(206.4)	(47.4)	(125.7)	(34.6)	(170.3)	51.2	(533.2)
Interest Income	13.3	0.1	1.5	—	48.7	(50.8)	12.8
Other Income, Net	46.8	1.6	29.2	0.4	945.3	(903.3)	120.0
Income Tax (Expense)/Benefit	(135.9)	(21.2)	(130.5)	2.4	11.7	—	(273.5)
Net Income	517.9	96.2	259.4	34.9	909.4	(901.2)	916.6
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$513.3	$96.2	$256.5	$34.9	$909.4	$(901.2)	$909.1
Total Assets (as of)	$22,541.9	$4,345.5	$10,904.0	$2,351.7	$18,843.7	$(17,862.9)	$41,123.9
Cash Flows Used for Investments in Plant	$1,104.2	$460.2	$987.0	$118.0	$242.1	$—	$2,911.5

	For the Year Ended December 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$6,957.2	$1,022.2	$1,286.3	$212.0	$936.3	$(1,965.8)	$8,448.2
Depreciation and Amortization	(671.8)	(75.0)	(231.8)	(46.5)	(49.1)	2.2	(1,072.0)
Other Operating Expenses	(5,548.6)	(787.6)	(375.5)	(99.8)	(831.5)	1,966.7	(5,676.3)
Operating Income	736.8	159.6	679.0	65.7	55.7	3.1	1,699.9
Interest Expense	(202.8)	(44.1)	(120.6)	(34.3)	(129.3)	32.3	(498.8)
Interest Income	18.7	—	2.4	—	30.3	(33.3)	18.1
Other Income/(Loss), Net	67.5	7.1	31.1	(0.4)	1,092.1	(1,087.1)	110.3
Income Tax (Expense)/Benefit	(160.2)	(29.4)	(161.8)	(0.1)	62.5	—	(289.0)
Net Income	460.0	93.2	430.1	30.9	1,111.3	(1,085.0)	1,040.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$455.4	$93.2	$427.2	$30.9	$1,111.3	$(1,085.0)	$1,033.0
Cash Flows Used for Investments in Plant	$961.3	$351.5	$976.2	$102.3	$178.6	$—	$2,569.9

(1) On October 9, 2020, Eversource completed the CMA asset acquisition, with Yankee Energy System, Inc. (Yankee parent) as the acquiring entity. Yankee parent is the parent company of Yankee Gas, NSTAR Gas, EGMA and Hopkinton LNG Corp. As a result of the acquisition, in the fourth quarter of 2020, our chief operating decision maker assessed the performance of the Natural Gas Distribution segment including Yankee parent. Previously, Yankee parent was presented within Other and its equity in earnings were eliminated in consolidation. Prior comparative periods were revised to conform to the current period segment presentation.

24.     ACQUISITION OF ASSETS OF COLUMBIA GAS OF MASSACHUSETTS

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource Inc. (NiSource). The cash purchase price was $1.1 billion, plus a target working capital amount of $69.6 million, which is subject to adjustment to reflect actual working capital as of the closing date that has not yet been finalized. Eversource financed the acquisition through a combination of debt and equity issuances in a ratio that was consistent with our consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. EGMA distributes natural gas to approximately 332,000 residential, commercial and industrial customers with over 5,000 miles of natural gas distribution pipeline across more than 60 communities in Massachusetts, adding to the approximately 303,000 natural gas customers that Eversource already serves in Massachusetts.

The transaction required approval by the DPU, the Maine Public Utilities Commission, the FERC, and the Federal Communications Commission, and review under the Hart-Scott-Rodino Act.

The liabilities assumed by Eversource under the Agreement specifically excluded any liabilities (past or future) arising out of, or related to, the fires and explosions that occurred on September 13, 2018 in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by CMA, including certain subsequent events, all as described and in the DPU's Order on Scope dated December 23, 2019 (D.P.U. 19-141) (the Greater Lawrence Incident or GLI). The liabilities assumed also excluded any further emergency events prior to the closing of the acquisition related to the restoration and reconstruction with respect to the GLI, including any losses arising out of, or related to, any litigation, demand, cause of action, claim, suit, investigation, proceeding, indemnification agreements or rights. Eversource did not assume any of CMA's or NiSource Inc.'s third party debt obligations or notes payable.

Rate Settlement Agreement: On October 7, 2020, the DPU approved a rate settlement agreement with Eversource, EGMA, NiSource, Bay State, the Massachusetts Attorney General's Office, the DOER and the Low-Income Weatherization and Fuel Assistance Program Network, which requested approval of the February 26, 2020 Agreement, as well as a rate stabilization plan, among other items. The settlement agreement included an authorized regulatory ROE of 9.70 percent as of January 1, 2021, a 53.25 percent equity component of its capital structure, and established rate base equal to $995 million as of the closing on October 9, 2020.

The approved rate stabilization plan includes base distribution rate increases of $13 million on November 1, 2021 and $10 million on November 1, 2022. The settlement agreement includes two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027. The two rate base resets adjust distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023, for the first rate base reset occurring on November 1, 2024, and through December 31, 2026, for the second rate base reset occurring on November 1, 2027. Notwithstanding the two distribution rate increases, the two rate base reset provisions, and potential adjustments for qualifying exogenous events, EGMA agreed not to file for an increase or redesign of distribution base rates effective prior to November 1, 2028.

The settlement agreement also permits EGMA to seek recovery of both transaction and integration costs as a result of the asset acquisition after December 31, 2026, subject to DPU review and approval, and subject to certain conditions, such as demonstrating savings resulting from the acquisition.

Preliminary Purchase Price Allocation: The allocation of the total purchase price to the estimated fair values of the assets acquired and liabilities assumed has been determined based on the accounting guidance for fair value measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The preliminary allocation of the cash purchase price as of October 9, 2020 is as follows:

(Millions of Dollars)
Current Assets	$145
Restricted Cash	57
PP&E	1,195
Goodwill	42
Other Noncurrent Assets, excluding Goodwill	128
Other Current Liabilities	(81)
Other Noncurrent Liabilities	(317)
Cash Purchase Price	$1,169

The fair values of CMA's assets and liabilities were determined based on significant estimates and assumptions, including Level 3 inputs, that are judgmental in nature. The allocation of the total purchase price includes adjustments to reflect plant that will not earn a return and to reduce rate base to the allowed $995 million as specified in the rate settlement agreement. Eversource also recorded a $6.7 million liability for the future refund to customers for CMA's overcollection of the lower income tax rate beginning in 2018.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. The goodwill reflects the value paid by Eversource primarily for expanding its natural gas infrastructure within its existing jurisdiction. The goodwill resulting from the acquisition has been assigned to the Natural Gas Distribution reporting unit.

Under the terms of the settlement agreement, a portion of the proceeds of the sale due to NiSource was withheld and used to establish an Energy Relief Fund comprised of two components, an Arrearage Forgiveness Fund and a fund which is restricted for energy efficiency and clean energy measures in the Merrimack Valley. As a result, Eversource funded restricted cash accounts and established a liability totaling $56.8 million on the acquisition date. By December 31, 2020, $15.4 million of the Arrearage Forgiveness Fund was credited back to customers and the remainder was paid back to NiSource. The purchase price included in investing cash outflows on the statement of cash flows of $1.11 billion reflects the payment to NiSource, excluding the restricted cash funds.

Pro Forma Financial Information: The following unaudited pro forma financial information reflects the pro forma combined results of operations of Eversource and the CMA business acquired and reflects the amortization of purchase price adjustments assuming the acquisition had taken place on January 1, 2019. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Eversource. Pro forma net income excludes the impact of assets and liabilities not assumed by Eversource, such as amounts directly associated with the GLI incident, and non-recurring costs associated with the transaction.

	For the Years Ended December 31,
(Pro forma amounts in millions, except share amounts)	2020	2019
Operating Revenues	$9,273	$9,103
Net Income Attributable to Common Shareholders	1,265	909
Basic EPS	3.73	2.83
Diluted EPS	3.72	2.82

Revenues and Net Income: The impact of CMA on Eversource's accompanying consolidated statement of income included operating revenues of $154.8 million and net income attributable to common shareholders of $13.9 million for the year ended December 31, 2020.

Transactions recognized separately from the business combination: Eversource has entered into a Transition Services Agreement (TSA) with NiSource, under which NiSource is providing certain administrative functions. Eversource has recorded $15.9 million in Operating Expenses on the statement of income related to TSA and pre-TSA costs in the fourth quarter of 2020. In addition, Eversource recorded $2.0 million in Energy Efficiency expense related to the implementation of new energy efficiency programs as specified in the rate settlement agreement.

25.    GOODWILL

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

Eversource completed the CMA asset acquisition on October 9, 2020, resulting in the addition of approximately $42 million of goodwill, which was allocated to the Natural Gas Distribution reporting unit. On July 31, 2020, Eversource sold its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts, resulting in a reduction to goodwill of $23.6 million. This goodwill was previously reflected in the Water Distribution reporting unit.

Eversource completed its annual goodwill impairment test for Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2020 and determined that no impairment existed. There were no events subsequent to October 1, 2020 that indicated impairment of goodwill. The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

 The following table presents goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2020	$2,544	$577	$399	$907	$4,427
Acquisition of CMA Assets	—	—	42	—	42
Sale of Hingham water system	—	—	—	(23)	(23)
Balance as of December 31, 2020	$2,544	$577	$441	$884	$4,446

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2020.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2020 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

On October 9, 2020, Eversource completed the acquisition of certain assets and liabilities that comprised NiSource’s natural gas distribution business in Massachusetts (formerly Columbia Gas of Massachusetts (CMA)). The natural gas distribution assets acquired from CMA were assigned to EGMA and are part of the natural gas distribution segment. As of December 31, 2020, Eversource management has excluded EGMA from its evaluation of disclosure controls and procedures and management’s report on internal controls over financial reporting.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2020, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2020.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 17, 2021, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsections, “Selection of Trustees,” and “Delinquent Section 16(a) Reports” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2021.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of Eversource Service.  Directors are elected annually to serve for one year until their successors are elected and qualified. CL&P is a wholly owned subsidiary of Eversource Energy.

Set forth below is certain information concerning CL&P’s directors as well as Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
James J. Judge	65	Chairman of the Board, President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman and director of CL&P
Philip J. Lembo	65	Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P; director of CL&P
Gregory B. Butler	63	Executive Vice President and General Counsel of Eversource Energy and CL&P; director of CL&P
Christine M. Carmody [1]	58	Executive Vice President-Human Resources and Information Technology of Eversource Energy
Joseph R. Nolan, Jr. [1]	57	Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy
Werner J. Schweiger	61	Executive Vice President and Chief Operating Officer of Eversource Energy; Chief Executive Officer and director of CL&P
Jay S. Buth	51	Vice President, Controller and Chief Accounting Officer of Eversource Energy and CL&P
1 Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017 and as a Trustee since May 4, 2016. Previously, Mr. Judge served as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017, and as Executive Vice President and Chief Financial Officer of Eversource Energy from April 10, 2012 until May 4, 2016. Mr. Judge has served as Chairman of CL&P since May 4, 2016, and as a director of CL&P since April 10, 2012. Previously, Mr. Judge served as Executive Vice President and Chief Financial Officer of CL&P from April 10, 2012 to May 4, 2016. Based on his experience described above, Mr. Judge has the skills and qualifications necessary to serve as a Trustee of Eversource Energy and as a director of CL&P.

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

Gregory B. Butler.  Mr. Butler has served as General Counsel of Eversource Energy since May 1, 2001, and of CL&P since March 9, 2006. He has served as Executive Vice President of Eversource Energy and CL&P since August 8, 2016. Previously, Mr. Butler served as Senior Vice President of Eversource Energy from August 31, 2003 to August 8, 2016, and of CL&P from March 9, 2006 until August 8, 2016. He has served as a director of CL&P since April 22, 2009. Based on his experience described above, Mr. Butler has the skills and qualifications necessary to serve as a director of CL&P.

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

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 26, 2021, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 11 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy.  Its board of directors consists entirely of executive officers of Eversource Energy system companies.  CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards. All of CL&P’s “Named Executive Officers,” as defined below, also serve as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy.  Compensation set by the Compensation Committee of Eversource Energy (the Committee) and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis (CD&A) provides information about Eversource Energy’s compensation principles, objectives, plans, policies and actions for the Named Executive Officers. The discussion describes the specific components used in Eversource Energy’s compensation programs and approach to executive compensation, how Eversource Energy measures performance, and how Eversource Energy’s compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. Given the unprecedented events of the past year, this discussion also describes how Eversource Energy effectively responded to the COVID-19 pandemic to safeguard Eversource Energy’s employees, customers and the communities that Eversource Energy serves, how the Compensation Committee considered the effects of the pandemic in its compensation decisions and how Eversource Energy worked to increase diversity in the workforce and raise awareness of the need for racial justice in our society. While this discussion focuses primarily on 2020 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of Eversource Energy’s compensation programs and the decisions that were made regarding 2020 performance. The CD&A also contains an assessment of performance measured against established 2020 goals and additional accomplishments, the compensation awards made by the Compensation Committee, and other information relating to Eversource Energy’s compensation programs, including:

●	Summary of 2020 Accomplishments	●	Elements of 2020 Compensation
●	Pay for Performance Philosophy	●	2020 Annual Incentive Program Assessment
●	Executive Compensation Governance	●	Long-Term Incentive Program
●	Named Executive Officers	●	Clawback and No Hedging and No Pledging Policies
●	Overview of the Compensation Program	●	Share Ownership Guidelines and Retention Requirements
●	Market Analysis	●	Other Benefits
●	Mix of Compensation Elements	●	Contractual Agreements
●	Risk Analysis of Executive Compensation	●	Tax and Accounting Considerations
●	Results of 2020 Say on Pay Vote	●	Equity Grant Practices

Summary of 2020 Accomplishments

2020 and the COVID-19 Pandemic

From the beginning of the COVID-19 pandemic, Eversource Energy set out to continue to focus first and foremost on the safety and well-being of Eversource Energy stakeholders, to do for each of the groups noted below what Eversource Energy might be able to do in order to help them navigate through the effects of the pandemic and to assist Eversource Energy customers, employees, the people and organizations who live in and operate in the communities Eversource Energy serves, the society we live in, and you, Eversource Energy shareholders, in navigating the effects of the pandemic. Eversource Energy acted boldly and decisively as COVID-19 emerged as a public health crisis, and immediately implemented many changes to the way Eversource Energy conducts business, while continuing to remain focused on operational and financial performance.

The results and actions taken that Eversource Energy reports in this CD&A relate to 2020 performance in totality, some of which were specifically in response to the pandemic, and which have hopefully made living in a pandemic environment a little more tolerable. These include:

•For Eversource Energy customers – Eversource Energy took steps to ensure that any personal contact between Eversource Energy employees (both in the field and those working remotely) and customers was performed safely and in accordance with all public health guidelines to reduce to the greatest extent possible the risk of transmission of the virus. Eversource Energy restored service following a substantial number of storms in a safe and effective manner, instituted a voluntary moratorium on customer shutoffs for non-payment, and offered broad payment and arrearage forgiveness plans to provide assistance from the economic pressures impacting Eversource Energy customers. Eversource Energy also made communicating with the Company easier, including the implementation of a new 24-hour call center, a dedicated team set up to help small business customers apply for COVID-19 related federal assistance, and the continuation of industry-leading energy efficiency programs done by quickly moving to virtual energy audits.

•For Eversource Energy’s communities – Eversource Energy continued support to communities through volunteer activity and virtual events, with employees contributing over 26,000 hours to volunteerism, and contributed $8.1 million in sponsoring or supporting the many events noted in this CD&A. Eversource Energy Sustainability accomplishments are making a difference in making Eversource Energy communities a healthier place to live. Please see the disclosures in the 2020 Sustainability/ESG section under the headings Community and Awards.

•For society – Beyond the pandemic, 2020 saw a heightened focus on the criticality of racial equity and justice. In response, Eversource Energy increased efforts to raise awareness of the need for social and racial justice along with related efforts to further diversity, equity and inclusion in the workplace and workforce and help support the vision for racial justice. Eversource Energy’s racial equity task force, focused town hall discussions, and learning hub on racial and social justice speak to this commitment.

•For Eversource Energy’s employees – Eversource Energy responded to the pandemic very quickly, taking the lead to implement work from home practices at the very beginning stage of the crisis, making numerous changes to work practices as a direct result of the pandemic, and continuing career development and company-paid educational opportunities for employees. Over 800 new Eversource Gas Company of Massachusetts employees, formerly Columbia Gas of Massachusetts (Columbia Gas) employees, were successfully on-boarded. No employees, whether from Columbia Gas or otherwise, lost their jobs due to the pandemic. Eversource Energy has also continued open, regular and transparent communications with employees, and has worked in close communication and cooperation with union leadership to keep employees safe and help them continue to grow. The partnership with union leadership has been instrumental and essential in helping to deal with the many challenges of 2020.

The sections within this CD&A titled “2020 Financial and Operational Accomplishments” and “2020 Annual Incentive Program Assessment” provide additional information with respect to some of the other actions taken by Eversource throughout the year in response to the pandemic.

Changes to 2021 Executive Compensation Programs

Due to the hardships experienced by Eversource Energy’s customers and communities as a result of COVID-19 and the extended outages that took place in CL&P’s service territory in 2020 following Storm Isaias, and in spite of excellent overall performance by Eversource Energy’s executives in 2020, the Compensation Committee determined that it would freeze base salaries for the senior executive officers, including the Named Executive Officers, at 2020 levels, rather than provide market based base salary increases. In addition, in Eversource Energy’s engagement sessions with shareholders, Eversource Energy received comments relative to the 50/50 mix of RSUs and Performance Shares in the long-term incentive program. As a result, the Committee revised the Performance Share Program in response to these shareholder comments and to further align Eversource Energy’s compensation programs with the Committee’s pay for performance philosophy, such that 75 percent of the 2021 – 2023 Program’s long-term incentive opportunity will consist of Performance Shares and 25 percent will consist of RSUs.

2020 Performance Assessment – COVID-19

With regard to the performance goals established by the Committee prior to the spread of the virus and whether changes to those goals should be considered as a result of the pandemic, the Committee discussed the established performance goals throughout its 2020 meetings, and concluded that it would not change them, as it determined that despite the additional challenges, the Operating Plan and related performance goals could still be executed under the direction and oversight of Eversource Energy’s Chief Executive Officer and his executive team without revision.

2020 Financial and Operational Accomplishments

In 2020, Eversource Energy continued to outperform its peers financially, strengthened its position as a leader in ESG, and met or exceeded all of the goals set by the Committee, all while keeping Eversource employees and customers safe. The following is a summary of some of the most important accomplishments in 2020:

•FINANCIAL PERFORMANCE: 2020 earnings per share equaled $3.55 per share, and non-GAAP earnings per share equaled $3.64; non-GAAP earnings excludes transactional costs relating to the highly successful acquisition in 2020 of the assets of Columbia Gas. 1

1 Non-GAAP EPS presented in this Item 11 excludes the one-time transactional costs of $0.09 per share relating to the acquisition in 2020 of the assets of Columbia Gas. Eversource Energy uses this non-GAAP financial measure to more fully compare and explain 2020 results without including the impact of the transactional costs of the Columbia Gas acquisition. Due to the effect of the acquisition costs on net income attributable to common shareholders, management believes that the non-GAAP presentation is a more meaningful representation of Eversource Energy’s financial performance and provides additional information to readers in analyzing historical and future performance of the business. Non-GAAP financial measures should not be considered as alternatives to Eversource Energy’s consolidated net income attributable to common shareholders.

•DIVIDENDS PAID: The Board of Trustees increased the annual dividend rate by 6.1 percent for 2020 to $2.27 per share, which exceeded the median dividend growth rate of 4.5 percent for the utilities that constitute the Edison Electric Institute Index (EEI Utility Index).

•SHAREHOLDER RETURN: Eversource Energy’s Total Shareholder Return (TSR) in 2020 was 4.5 percent, compared to negative 1.2 percent for the EEI Index, the 5th highest TSR in the EEI Utility Index of 39 companies. Eversource continued to outperform the EEI Utility Index over the last one-, three-, five- and 10-year periods and the Standard & Poor’s 500 over the last three- and 10-year periods. An investment of $1,000 in Eversource’s common shares for the 10-year period beginning January 1, 2011 was worth $3,726 on December 31, 2020. The following chart represents the comparative total shareholder returns for the periods ended December 31, 2020:

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Although Eversource Energy faced challenges caused by the restrictions resulting from the pandemic, Eversource completed the acquisition of the assets of Columbia Gas in seven months; the acquisition was immediately accretive to earnings and is expected to be increasingly so in future years. As part of the acquisition regulatory approval process, Eversource successfully reached a positive 8-year rate settlement agreement for the new entity, Eversource Gas Company of Massachusetts. Eversource achieved constructive outcomes in the PSNH and NSTAR Gas subsidiary rate reviews, completed the sale by the Aquarion Water Company of assets located in Hingham, Massachusetts in satisfaction of a predecessor company agreement, and successfully executed several storm cost recovery proceedings in the three states Eversource serves.

•CREDIT RATING: Eversource Energy continues to hold an A- level Corporate Credit Rating at Standard & Poor’s. There is no other holding company with a higher credit rating in the EEI Utility Index.

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile for the industry in 2020; customer power interruptions were on average 19.2 months apart.

•RESTORATION PERFORMANCE: The average system outage duration was 64.0 minutes, also top decile for the fastest restoration time.

•SAFETY: Eversource’s safety performance was 0.7, measured by days away, restricted or transferred (DART) per 100 workers, which continued to outperform the industry in 2020. In addition to the safety performance as measured by DART, the policies and procedures established at the onset of the pandemic contributed significantly to the successful overall safety performance.

•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 99.6 percent, meeting the industry average.

•CUSTOMERS: Eversource continued to add to its customer messaging programs, including those relating to COVID-19, realized all-time highs in both digital messaging and estimated time-to-restore communications, led the industry in the early implementation of customer service termination moratoria, and implemented extended customer forgiveness and payment programs. However, Eversource acknowledged that as a result of Tropical Storm Isaias, which caused extensive, catastrophic damage to the CL&P distribution system and many prolonged outages, its customers and government leaders felt that the performance fell short of their expectations.

•CLEAN ENERGY LEADERSHIP: Regarding Eversource’s offshore wind projects, Eversource continued to advance the New London State Pier project in Connecticut, giving the partnership access to the leading offshore wind port in the Northeast; reached a comprehensive settlement for the joint Eversource/Ørsted South Fork project with the Town of East Hampton, New York and the Board of Trustees for South Fork relating to the installation of the onshore transmission facilities to be constructed in those two communities; and submitted Construction and Operating Plans with the U.S. Bureau of Ocean Energy Management for the joint Eversource/Ørsted Revolution Wind and Sunrise Wind projects. In June of 2020, Eversource began construction of a first in the nation community battery storage project at the Provincetown, Massachusetts town transfer station. Eversource’s electric vehicle charging infrastructure program met its targets, Eversource led efforts to expand Massachusetts’ utility scale solar program, and the energy efficiency programs, while slowed by the COVID-19 pandemic, continued to perform at a national leading level as rated by the American Council for an Energy Efficient Economy.

2020 Sustainability/ESG

•SUSTAINABILITY: Eversource’s social and environmental accomplishments, which once again in 2020 received widespread recognition, are a measure of the strong commitment to corporate responsibility and are reflected in the high ratings from leading sustainability rating firms. In 2020, Eversource was ranked top quartile within a peer group of comparably sized U.S. utilities whose ESG performance is assessed by the two leading sustainability rating firms. Eversource also continued to take steps to implement and ensure progress towards its industry leading goal to be carbon neutral in their operations by 2030.

•COMMUNITY: Despite the challenges of the pandemic, Eversource continued to make a significant impact in the communities it serves through its corporate philanthropy programs and extensive employee volunteer programs. Eversource’s employees devoted 26,000 hours in 2020 to volunteerism in the service territory communities, mostly all under constraints imposed by the pandemic. Eversource’s 2020 charitable giving totaled $8.1 million, including a record amount in contributions by employees to the United Way along with major event lead sponsorships for the Eversource Walk for Children’s Hospital of Boston, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship and Special Olympics in Connecticut and New Hampshire. Most of these events were held virtually, and many Eversource employees assisted in producing the events to help ensure their success. The Eversource Energy Foundation continues to provide direct support to organizations and large regional initiatives within Eversource’s service territories. In addition, Eversource provided accelerated and targeted community support to COVID-19 relief organizations.

•DIVERSITY: Eversource continued to support many programs and agencies that address racial and ethnic disparities in our customers’ communities and beyond. Eversource also continues to develop a workforce that fully reflects the diversity of the people and communities Eversource serves. Eversource’s hiring practices emphasize diversity, and encourage employees to embrace different people, perspectives and experiences in our workplace and within our communities – regardless of their race, color, religion, national origin, ancestry, sex, gender identity, age, disability, marital status, sexual orientation, active military or veteran status. Eversource continued its successful drive to increase workforce diversity; in 2020, 47.6 percent of new hires and promotions into leadership roles were women or people of color. In addition, in response to the social unrest last year, Eversource conducted listening sessions with our business resource groups and established a racial equity task force. Eversource also started a highly attended employee town hall series focused on taking action to advance racial equality and to disrupt racism. In addition, Eversource launched a webinar series on employee resilience and self-care, and created a robust self-service, online communication and learning hub on racial and social justice.

•EMPLOYEES/HUMAN CAPITAL MANAGEMENT: Eversource recognizes that its employees are its most valuable asset. Eversource has developed strategic workplans as part of the annual business and workforce planning process to address immediate and long-range needs to ensure that Eversource acquires, develops and retains excellent talent. Virtual learning and development opportunities were provided to employees, including on-boarding sessions with specific focus on engaging new Eversource Gas Company of Massachusetts employees. No employees, whether from the acquired company Columbia Gas or otherwise, were subject to lay-offs as a result of the pandemic. Interactive engagement and support tools were offered to promote remote worker effectiveness supporting the workforce with business, leadership and technical knowledge. Employee development programs were aligned to the strategic workforce plan to support succession within all levels of the organization. Programs like the Growth Opportunities for Leadership Development and the engineering associate cohort programs promoted educational and professional development opportunities for recent college graduates. Tuition assistance programs, paid internships, co-ops and other pipeline development programs continued to the greatest extent possible to ensure progress in future workforce technical skills and competencies. Through targeted training, development and educational activities, Eversource offered high performers numerous learning experiences to ensure their growth and development as future leaders. Thought provoking stretch assignments, high impact cross-functional team memberships, senior management interaction and exposure, targeted coaching and feedback, and diverse learning experiences that promote interdependent thinking, embrace alternative perspectives, while building teamwork and collaboration represent examples of key components of Eversource’s key talent program. With a strong focus on Diversity, Equity and Inclusion, discussions, programs and activities were offered to provide education and experiences to further emphasize messages of Racial and Social Justice. Additionally, Eversource leveraged educational partnerships in critical trade and technical areas and has developed proactive sourcing strategies to attract experienced workers in highly technical roles in areas like engineering, electric and gas operations, and energy efficiency. As part of this process, Eversource identified critical roles and developed succession plans to ensure Eversource has talent now and for the future. Eversource also provides employees with fair pay, comprehensive benefits, and a variety of field and classroom training opportunities throughout their careers to support their ongoing success on the job.

•AWARDS: Eversource continued to receive numerous local and national awards in 2020 recognizing Eversource as a leader and catalyst in the areas of Sustainability and ESG.

•Eversource was again ranked in the top 100 of America’s Most Just Companies by FORBES/JUST Capital. The listing recognizes corporate social responsibility and commitment to local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, fair pay and benefits, equal opportunity and shareholder return.

•For the second year in a row, Newsweek magazine ranked Eversource as the #1 energy company in their 2021 list of the Most Responsible Companies. This listing is based on an analysis of a company’s corporate social responsibility, as well as a public survey.

•For the third consecutive year, Eversource was selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies who have shown their commitment to advancing women’s equality in the workplace and transparency in gender reporting.

•Eversource was included in 3BL Media’s ranking of the top 100 Best Corporate Citizens of 2020 for leading ESG transparency and performance among 1,000 of the largest U.S. public companies.

•Eversource was recognized by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for its commitment to recruiting, employing, and retaining veterans. We are proud to support veteran careers.

•The National Organization on Disability (NOD) honored Eversource as a 2020 Leading Disability Employer. Now in its sixth year, the NOD Leading Disability Employer Seal is a recognition of organizations that are leading the way in disability inclusion and tapping into the many benefits of hiring talent who are differently-abled, including high rates of productivity and dedication, and greater employee engagement across the workforce.

•Eversource was again selected as a “most honored” company by Institutional Investor magazine in its survey of some 1,500 portfolio managers and investment analysts. Eversource was designated as the #2 utility company in each of the eight company categories, including those related to ESG.

•Eversource was one of only four energy companies included in Barron’s 2020 Most Sustainable Companies list. Barron’s based their list on 230 performance indicators that address environmental, social and governance matters.

Achievement of the 2020 performance goals, additional accomplishments and the Compensation Committee’s assessment of Company and executive performance are more fully described in the section below titled “2020 Annual Incentive Program Assessment.” Specific decisions regarding executive compensation based upon the Committee’s assessment of Company and executive performance and market data are also described below.

Pay for Performance Philosophy

The Compensation Committee links the compensation of the executive officers, including the Named Executive Officers, to performance that will ultimately benefit customers, employees, and shareholders. Eversource’s compensation program is intended to attract and retain the best executive talent in the industry, motivate executives to meet or exceed specific stretch financial and operational goals each year, and compensate executives in a manner that aligns compensation directly with performance. Eversource strives to provide executives with base salary, performance-based annual incentive compensation, and performance-based long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance.

Executive Compensation Governance

What Eversource DOES:

✓	Pay for Performance
✓	Share ownership and holding guidelines
✓	Balanced incentive metrics
✓	Delivery of the majority of incentive compensation opportunity in long-term equity
✓	Broad financial and personal misconduct clawback policy relating to incentive compensation
✓	Double-trigger change in control vesting provisions
✓	Shareholder engagement meetings throughout the year between management and Eversource shareholders that discuss compensation governance
✓	For 2021, 75 percent of long-term incentive compensation will be tied to performance
✓	100 percent of long-term incentive compensation paid in equity
✓	Independent compensation consultant
✓	Annual Say-on-Pay vote
✓	Payout limitations on incentive awards
✓	Limited executive and Trustee trading window

What Eversource DOESN’T do:

✗	Tax gross ups in any new or materially amended executive compensation agreements
✗	Hedging, pledging or similar transactions by executives and Trustees
✗	Liberal share recycling
✗	Dividends on equity awards before vesting
✗	Discounts or repricing of options or stock appreciation rights
✗	Change in control agreements (since 2010)

•The executive share ownership and holding guidelines noted in this CD&A emphasize the importance of aligning management with shareholders. Under the share ownership guidelines, which require Eversource’s Chief Executive Officer to hold shares equal to six times base salary, Eversource requires executives to hold 100 percent of the shares awarded under the Company’s stock compensation program until the share ownership guidelines have been met.

•Eversource’s Incentive Plan includes a clawback provision that requires executives and all other participants to reimburse the Company for incentive compensation received, not only if earnings are subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, but also for a willful material violation of Eversource’s Code of Business Conduct or significant breach of a material covenant in an employment agreement. The Plan also imposes limits on awards and on Trustee compensation and prohibits repricing of awards and liberal share recycling.

•Eversource prohibits gross ups in all new or materially amended executive compensation agreements.

•Eversource has a “no hedging and no pledging” policy that prohibits the purchase of financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of its common shares.

•Eversource’s employment agreements and incentive plan require a “double-trigger” change in control to accelerate compensation.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this CD&A are referred to as the “Named Executive Officers” under SEC regulations. For 2020, CL&P’s Named Executive Officers were:

•James J. Judge, Chairman, President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P

•Philip J. Lembo, Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

•Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P

•Joseph R. Nolan, Jr., Executive Vice President - Strategy, Customer and Corporate Relations of Eversource Energy and Eversource Service

•Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P

Overview of Eversource’s Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, whom we refer to in this CD&A as “executives” and whom are deemed to be “officers” under the SEC’s regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this CD&A refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives. The compensation of Eversource’s Chief Executive Officer is subject to the further review and approval of all of the independent Eversource Trustees.

Elements of Compensation. Total direct compensation consists of three elements: base salary, annual cash incentive awards, and long-term equity-based incentive awards. Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource’s Compensation Objectives. The objectives of Eversource’s compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation for shareholders, maintaining a strong balance sheet, and being a leader in clean energy and sustainability. The Committee also places great emphasis on operating performance, customer service, safety, sustainability and workforce diversity. Eversource’s compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource Energy’s customers, employees, and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy and water reliably, safely, mindful of the environment and employee well-being, and at a reasonable cost, while providing an above-average total return to Eversource shareholders.

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based total direct compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct and indirect compensation elements by using competitive market compensation data.

The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Incumbent compensation levels may be set below the market median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in December 2020 indicated that Eversource’s aggregate executive compensation levels continue to be aligned with median market rates.

Role of the Compensation Consultant. The Committee has retained Pay Governance as its independent compensation consultant. Pay Governance reports directly to the Committee and does not provide any other services to Eversource. With the consent of the Committee, Pay Governance works cooperatively with Eversource’s management to develop analyses and proposals for presentation to the Committee. The Committee generally relies on Pay Governance for peer group market data and information as to market practices and trends to assess the competitiveness of the compensation Eversource pays to executives and to review the Committee’s proposed compensation decisions.

Pay Governance Independence. In February 2021, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules, and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, as well as the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance’s total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource Energy common shares or have any business or personal relationships with members of the Committee or the Eversource executives.

Role of Management. The role of Eversource’s management, and specifically the roles of Eversource’s Chief Executive Officer and the Executive Vice President of Human Resources and Information Technology, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. Eversource’s Chief Executive Officer also provides recommendations on the compensation for the other Eversource Named Executive Officers. None of the executives makes recommendations that affect their individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2020 compensation:

•Competitive Compensation Survey Data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource’s market for executive officer talent. Utility industry data serve as the primary reference point for benchmarking officer compensation and are based on a defined peer set, as discussed below, while general industry data are derived from compensation consultant surveys and serve as a secondary reference point. General industry data are used for staff positions and are size adjusted to ensure a close correlation between the market data and the Company’s scope of operations.

The Committee references this information, which it obtains from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•Peer Group Data. In support of executive pay decisions, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource’s executive compensation levels as compared to the 18 peer group companies listed in the table below. This peer group, which the Committee reviews annually, was chosen because these companies are similar to Eversource Energy in terms of size, business model and long-term strategies.

Alliant Energy Corporation	Dominion Energy, Inc.	Pinnacle West Capital Corporation
Ameren Corporation	DTE Energy Company	PPL Corporation
American Electric Power Co., Inc.	Edison International	Public Service Enterprise Group, Inc.
CenterPoint Energy, Inc.	Entergy Corporation	Sempra Energy
CMS Energy Corp.	FirstEnergy Corp.	WEC Energy Group, Inc.
Consolidated Edison, Inc.	NiSource Inc.	Xcel Energy Inc.

The Committee adjusts the target percentages of annual and long-term incentives based on the survey data and recommendations from the Chief Executive Officer, after discussion with the compensation consultant, to ensure that they are approximately equal to competitive median levels.

The Committee periodically reviews the general market for supplemental benefits and perquisites using utility and general industry survey data, including data obtained from companies in the peer group.

MIX OF COMPENSATION ELEMENTS

Eversource targets the mix of compensation for its Chief Executive Officer and its other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix. The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward long-term compensation. Since the most senior positions have the greatest responsibility for implementing Eversource’s long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive. Eversource’s Chief Executive Officer’s responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of the other executives. As a result, Eversource’s Chief Executive Officer’s compensation is higher than the compensation of those other executives. Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by Eversource’s executives, including its Chief Executive Officer.

The following table sets forth the contribution to 2020 Total Direct Compensation (TDC) of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
James J. Judge	14%	18%	34%	34%	100%
Philip J. Lembo	25%	20%	27.5%	27.5%	100%
Werner J. Schweiger	25%	20%	27.5%	27.5%	100%
Joseph R. Nolan, Jr.	25%	20%	27.5%	27.5%	100%
Gregory B. Butler	28%	20%	26%	26%	100%
NEO average, excluding CEO	26%	20%	27%	27%	100%
(1)    The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based. Beginning in 2021, the Compensation Committee increased the percentage of Performance Shares in the long-term incentive program from 50 percent to 75 percent for all of the Named Executive Officers. As a result, the percentage of Performance Shares in 2021 will increase from 34 percent of TDC to 51 percent for Mr. Judge, from 27.5 percent of TDC to 41 percent for Messrs. Lembo, Schweiger and Nolan, and from 26 percent of TDC to 39 percent for Mr. Butler.

(2)    Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

RISK ANALYSIS OF EXECUTIVE COMPENSATION PROGRAM

The overall compensation program includes a mix of compensation elements ranging from a fixed base salary that is not at risk to annual and long-term incentive compensation programs intended to motivate executives and other eligible employees to achieve individual and corporate performance goals that reflect an appropriate level of risk. The fundamental objective of the compensation program is to foster the continued growth and success of Eversource’s business. The design and implementation of the overall compensation program provide the Committee with opportunities throughout the year to assess risks within the compensation program that may have a material effect on Eversource and its shareholders.

The Compensation Committee assesses the risks associated with the executive compensation program on an ongoing basis by reviewing the various elements of incentive compensation. The annual incentive program is designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource’s annual business plan. Similarly, the long-term incentive program is designed to ensure that the performance metrics are properly weighted and supportive of Eversource’s strategy. The Committee reviewed the overall compensation program in the context of risks identified in the annual operating plan. The annual and long-term incentive programs were designed to include mechanisms to mitigate risk. These mechanisms include realistic goal setting and discretion with respect to actual payments, in addition to:

•A mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•A variety of performance metrics, including financial, operational, customer service, ESG, diversity and safety goals and other strategic initiatives for annual performance awards to avoid excessive focus on a single measure of performance;

•Metrics in Eversource’s long-term incentive compensation program that use earnings per share growth and relative total shareholder return, which are both robust measures of shareholder value and which reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•The provisions of Eversource’s annual and long-term incentive programs, which cap awards at 200 percent of target;

•Eversource’s expansive clawback provisions on incentive compensation, including clawback for material violations of the Eversource Code of Business Conduct; and

•Stock ownership requirements for all executives, including Eversource’s NEOs, and prohibitions on hedging, pledging and other derivative transactions related to Eversource common shares.

Based on these factors, the Compensation Committee and the Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

Results of Eversource's 2020 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a Say-on-Pay proposal). At Eversource’s Annual Meeting of Shareholders held on May 6, 2020, 89 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2019 compensation of the Named Executive Officers, as described in Eversource’s 2020 proxy statement. Say-on-Pay results of the Company, along with utility and general industry peers, are reviewed by the Committee annually to help assess whether Eversource shareholders continue to deem its executives’ compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource’s s Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2020 COMPENSATION

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

When setting or adjusting base salaries, the Committee considers annual executive performance appraisals; market pay movement across industries (determined through market analysis); targeted market pay positioning for each executive; individual experience; strategic importance of a position; recommendations of the Chief Executive Officer; and internal pay equity.

Due to the hardships experienced by Eversource’s customers and communities as a result of COVID-19 and the extended outages that took place in 2020 in Connecticut following Storm Isaias, and in spite of excellent performance by the executives in 2020, the Compensation Committee determined that it would freeze base salaries for Eversource’s senior executive officers, including its Named Executive Officers, at 2020 levels, rather than provide market based base salary increases.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource’s Incentive Plan, which was approved by its shareholders in 2018. The annual incentive program provides cash compensation intended to reward performance under Eversource’s annual operating plan. The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of shareholders, and retain executives during the term of grants. The annual and long-term programs are designed to strike a balance between Eversource’s short- and long-term objectives so that the programs work in tandem.

In addition to the specific performance goals, the Committee assesses other factors, as well as the executives’ roles and individual performance and then makes annual incentive program awards at the levels and amounts disclosed in this CD&A.

2020 ANNUAL INCENTIVE PROGRAM ASSESSMENT

In early February of 2020, the Committee established the terms of the 2020 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of Eversource’s Named Executive Officers that ranged from 70 percent to 125 percent of base salary.

At the February 2020 meeting, the Committee determined that for 2020 it would continue to base 70 percent of the annual incentive performance goals on Eversource’s overall financial performance and 30 percent of the annual performance goals on Eversource’s overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from zero percent to 200 percent of target. The Committee assigned weightings to each of the goals. For the financial component, the following goals were used: earnings per share, weighted at 60 percent, dividend growth, weighted at 10 percent, and advancement of strategic growth initiatives and regulatory outcomes, weighted at 30 percent. For the operational component, the Committee used the following goals: combined service reliability and restoration goals, weighted at 50 percent, and combined safety ratings, gas service response, diversity promotions and hires of leadership employee positions, and sustainability, customer and clean energy initiatives, weighted at 50 percent.

In establishing the individual annual performance goals, the Committee sets stretch goals for both the Financial and Operational components. Many of the goals use performance ranges, as opposed to threshold or target metrics, whereby the lower end of the performance range does not represent average or less compared to industry peers, or other similar performance benchmarks, but requires performance that exceeds industry standards, peer performance and other benchmarks in order to be met, while achievement at the higher end of the range represents top-of-industry performance. Achieving performance of these stretch goals within the particular range will therefore justify an assessment beyond target.

2020 Performance Goals

At the December 2020 meeting of the Committee, Eversource’s management provided an initial review of its 2020 performance, followed in February 2021 by a full assessment of the performance goals, the additional accomplishments noted below under the caption “Additional Factors” and the overall performance of Eversource and its executives. In addition to these meetings, the Committee and the Eversource Board were provided updates during 2020 on corporate performance. At the February 8, 2021 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 161 percent, reflecting the strong performance of Eversource and its executive team in executing Eversource’s Operating Plan and adapting quickly to the COVID-19 pandemic to keep its customers and employees safe and to maintain effective operations. In arriving at this determination, the Committee determined that the weighted financial performance goals result was 116 percent and the weighted operational performance goals result was 45 percent. In making the awards, the Committee made its determinations on the results without factoring the pandemic into its deliberations and did not take into account the additional complexities involved in executing the Operating Plan and accomplishing the goals. Eversource’s Chief Executive Officer recommended to the Committee awards for its executives (other than himself) based on his assessment of each of the executive’s individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each of the executive’s contributions to the overall performance of Eversource. The actual awards determined by the Committee were also based on the same criteria.

Financial Performance Goals Assessment

•FINANCIAL PERFORMANCE: Eversource’s non-GAAP earnings per share in 2020, which excludes the Columbia Gas asset acquisition transactional costs, increased by 5.5 percent when compared to non-GAAP earnings per share in 2019, and met the established goal of $3.64. Eversource was able to achieve this goal through effective management of the 2020 Operating Plan on a day-by-day basis and by overcoming several challenges to plan achievement, including higher than plan O&M expenses caused primarily by the significant number and severity of storm events and the financial and operational impacts of the COVID-19 pandemic.

In determining that it was appropriate to assess the earnings per share goal based on recurring, non-GAAP earnings, the Committee considered the fact that the one-time transactional costs of the complex Columbia Gas asset acquisition, which were the only costs excluded in the calculation of non-GAAP earnings, were a significant strategic opportunity for Eversource, completed in an accelerated timeframe with constructive regulatory outcomes. The Committee determined the earnings per share goal to have attained a 150 percent performance result.

•DIVIDEND GROWTH: Eversource increased its dividend to $2.27 per share, a 6.1 percent increase from the prior year, significantly above the utility industry’s median dividend growth of 4.5 percent for the EEI Utility Index. The Committee determined this goal to have attained a 160 percent performance result.

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Although Eversource faced challenges caused by the restrictions resulting from the pandemic, it successfully completed the acquisition of the assets of Columbia Gas in seven months; the acquisition was immediately accretive to earnings and is expected to be increasingly so in future years. As part of the acquisition regulatory approval process, Eversource successfully reached a constructive 8-year rate settlement agreement for the new entity, Eversource Gas Company of Massachusetts. Eversource achieved constructive outcomes in the PSNH and NSTAR Gas subsidiary rate reviews, completed the sale by the Aquarion Water Company of assets located in Hingham, Massachusetts in satisfaction of a predecessor company agreement, and successfully executed several storm cost recovery proceedings in the three states Eversource serves. The Committee determined this goal to have attained a 200 percent performance result.

Operational Performance Goals Assessment

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile in the industry in 2020; customer power interruptions were on average 19.2 months apart. The Committee determined this goal to have attained a 175 percent performance result.

•RESTORATION PERFORMANCE: The average system outage duration was 64.0 minutes, which was in the top decile of the industry for the fastest restoration time. The Committee determined this goal to have attained a 175 percent performance result.

•SAFETY: Eversource’s safety performance was 0.7, measured by days away, restricted or transferred (DART) per 100 workers, which continued to outperform the industry in 2020. In addition to the safety performance as measured by DART, the policies and procedures Eversource established at the onset of the pandemic were and continue to be a significant and successful part of our overall safety performance. The Committee determined this goal to have attained a 150 percent performance result.

•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 99.6 percent, meeting industry standards. The Committee determined this goal to have attained a 100 percent performance result.

•DIVERSITY: Eversource continued to support many programs and agencies that address racial and ethnic disparities in its customers’ communities and beyond. Eversource also continues to develop a workforce that fully reflects the diversity of the people and communities Eversource serves. Eversource’s hiring practices emphasize diversity, and encourage employees to embrace different people, perspectives and experiences in its workplace and within its communities – regardless of their race, color, religion, national origin, ancestry, sex, gender identity, age, disability, marital status, sexual orientation, active military or veteran status. Eversource continued its successful drive to increase workforce diversity; in 2020, 47.6 percent of new hires and promotions into leadership roles were women or people of color. In addition, in response to the social unrest last year, Eversource conducted listening sessions with its business resource groups and established a racial equity task force. Eversource also started a highly attended employee town hall series focused on taking action to advance racial equality and to disrupt racism. In addition, Eversource launched a webinar series on employee resilience and self-care, and created a robust self-service, online communication and learning hub on racial and social justice. The Committee determined this goal to have attained a 200 percent performance result.

•SUSTAINABILITY: Eversource’s goal in 2020 was to be in the 75th percentile performance of a peer group of comparably sized U.S. utilities whose ESG performance is assessed by two leading sustainability rating firms. Eversource’s performance was determined to be at the 85th percentile of the peer group. The Committee determined this goal to have attained a 150 percent performance result.

•CUSTOMERS: Eversource continued to add to its customer messaging programs, including those relating to COVID-19, realized all-time highs in both digital messaging and estimated time to restore communications, led the industry in the early implementation of customer service termination moratoria, and implemented extended customer forgiveness and extended payment programs. However, Eversource acknowledged that as a result of Tropical Storm Isaias, which caused extensive, catastrophic damage to CL&P’s distribution system and many prolonged outages, its customers’ and government leaders’ perception was that its performance fell short of their expectations. In recognition of this sentiment, the Committee did not attribute any performance percentage value to the customer goals in its overall assessment to the goals, such that the goal was assessed at zero percent.

•CLEAN ENERGY LEADERSHIP: Regarding Eversource’s offshore wind projects, Eversource continued to advance the New London State Pier project in Connecticut, giving the Eversource/Ørsted partnership access to the leading offshore wind port in the Northeast; reached a comprehensive settlement for the joint Eversource/Ørsted South Fork project with the Town of East Hampton, New York and the Board of Trustees for South Fork relating to the installation of the onshore transmission facilities to be constructed in those two communities; and submitted Construction and Operating Plans with the U.S. Bureau of Ocean Energy Management for the joint Eversource/Ørsted Revolution Wind and Sunrise Wind projects. In June of 2020, Eversource began construction of a first in the nation community battery storage project at the Provincetown, Massachusetts town transfer station. Eversource’s electric vehicle charging infrastructure program met its 2020 targets; Eversource led efforts to expand Massachusetts’ utility scale solar program, and Eversource’s energy efficiency programs, while slowed by the COVID-19 pandemic, continued to perform at national leading level as noted by the American Council for an Energy Efficient Economy. The Committee determined this goal to have attained a 125 percent performance result.

2020 Annual Incentive Program Performance Assessments

Financial Performance Goals
Category	2020 Goal	Eversource Performance	Assessment
Earnings Per Share	$3.64 earnings per share	Achieved: Non-GAAP earnings per share, excluding only the Columbia Gas acquisition costs, equaled $3.64 per share, an increase of 5.5% over 2019, and exceeded forecasted industry average	150%
Dividend Growth	Increase dividend beyond industry average	Achieved: Increased dividend to $2.27 per share, a $0.13 increase and 6.1% growth over 2019, exceeding the industry median of 4.5%	160%
Strategic Growth Initiatives	Advancement of Key Strategic Projects and Regulatory Outcomes	Exceeded: Despite the restrictions resulting from the pandemic, Eversource completed the acquisition of the assets of Columbia Gas in just seven months at a very favorable price, and the acquisition was immediately accretive to earnings and is expected to be increasingly so in future years. Eversource realized constructive outcomes in the PSNH and NSTAR Gas subsidiary rate reviews, successfully completed the divestiture of generation assets in New Hampshire, completed the sale by its Aquarion Water Company of assets located in Hingham, Massachusetts, and executed several incremental cost recovery filings in the three states it serves	200%
Weightings = Earnings Per Share: 60%; Dividend Growth: 10%; Strategic Growth Initiatives: 30%

Operational Performance Goals
Category	2020 Goal	Eversource Performance	Assessment
Reliability – Average Months Between Interruptions (MBI)	Achieve MBI of within 15.5 to 18.5 months	Exceeded: MBI = 19.2 months. Above the high level of the performance goal’s range and in the top decile of the industry peer group	175%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 64 to 77 minutes	Achieved: SAIDI = 64.0 minutes. At the lowest (best) end of the performance range, and in the top decile of the industry group as measured by recognized industry standards	175%
Safety Rate (Days Away Restricted Time (DART))	0.5 – 0.9 DART	Achieved: 0.7 DART - Within performance range of the goal and exceeding industry peers, with strong performance in responding to the pandemic	150%
Gas Service Response	99.2% - 99.6% on time	Achieved: 99.6%; Performance equal to industry average	100%
Diverse Leadership	40% diverse hires or promotions of leadership level	Exceeded: 47.6% - Performed well above the goal. Eversource continued support of community efforts that address racial inequality and maintained focus within Eversource of its commitment to advance racial equality	200%
Sustainability Ranking	75th percentile vs. US peer companies	Exceeded: At 85th percentile, Eversource outperformed the peer group and is well into the first quartile; numerous recognitions and awards acknowledging its sustainability excellence again in 2020	150%
Transform the Customer Experience	Launch new mobile app; increase accuracy of restoration times and customer digital engagement	Not Achieved: The “Ways to Save” initiative's targeted messaging and channels have pivoted to assist customers during the pandemic response with activities such as COVID-19 related product offers, employee high bill training, and virtual energy assessments. The estimated restoration time metric outperformed the goal and finished the year at 93%. Digital Customer Engagement finished above target at 88%, supported by enhancements to the Eversource.com Account Overview page, which has increased search engine optimization and driven increased web traffic. However, despite these positive advancements, the Compensation Committee determined that because customers and other stakeholders in Connecticut felt our storm performance was inadequate, this measure was assessed to have not been achieved	0%
Clean Energy Execution	Successfully advance and execute clean energy initiatives	Achieved: Eversource has made significant progress on advancing its agreement with the New London State Pier redevelopment, which provides its partnership access to the leading offshore wind port in the Northeast and a strategic advantage that permits greater flexibility in installation vessel options. Eversource’s EV program met year end targets and its energy storage initiative is expected to be in service in mid-2021, within the approved MDPU window. Eversource’s energy efficiency programs were impacted by COVID-19, and in response Eversource became the first utility in the nation to conduct virtual home energy audits for customers	125%
Weightings = Reliability: 25%; Restoration: 25%; Safety, Gas Response, Diversity, Sustainability and Key Initiatives: 50%

Performance Goals Assessment
Financial Performance at 166% (weighted 70%)	116%
Operational Performance at 149% (weighted 30%)	45%
Overall Performance	161%

Additional Factors

The following important financial, strategic, operational, environmental and customer-focused results were also considered by the Committee in assessing overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•Eversource was again ranked in the top 100 of America’s Most Just companies by FORBES/JUST Capital. The listing recognizes corporate social responsibility and commitment to the local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, fair pay and benefits, equal opportunity and shareholder return.

•Again this year, Newsweek magazine ranked Eversource as the #1 energy company in their 2021 list of the Most Responsible Companies. This listing is based on an analysis of a company’s corporate social responsibility, as well as a public survey.

•For the third consecutive year, Eversource was selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies who have shown their commitment to advancing women’s equality in the workplace and transparency in gender reporting.

•Eversource was included in 3BL Media’s ranking of the top 100 Best Corporate Citizens of 2020 for leading ESG transparency and performance among 1,000 of the largest U.S. public companies.

•Eversource was recognized by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for its commitment to recruiting, employing, and retaining veterans. We are proud to support veteran careers.

•The National Organization on Disability (NOD) honored Eversource as a 2020 Leading Disability Employer. Now in its sixth year, the NOD Leading Disability Employer Seal is a recognition of organizations that are leading the way in disability inclusion and tapping into the many benefits of hiring talent who are differently-abled, including high rates of productivity and dedication, and greater employee engagement across the workforce.

•Eversource was one of only four energy companies included in Barron’s 2020 Most Sustainable Companies list. Barron’s bases this list on 230 performance indicators that address environmental, social and governance matters.

•Eversource was again selected as a “most honored” company by Institutional Investor magazine in its survey of some 1,500 portfolio managers and investment analysts. Eversource was designated as the #2 utility company in each of the eight company categories, including those related to ESG.

•Eversource’s 2020 charitable giving totaled $8.1 million, including major event lead sponsorships for the Eversource Walk for Children’s Hospital of Boston, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship, and Special Olympics in Connecticut and New Hampshire. Most of these events were held “virtually”, and many Eversource employees assisted in carrying out of these events to help ensure their success.

Individual Executives' Performance Factors Considered by the Committee

It is the Committee’s philosophy to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, sustainability, strategic and diversity goals and objectives. The Committee also reviews and assesses individual executive performance. The Committee based the annual incentive payments on team performance and the Committee’s assessment of each of Eversource’s executive’s individual performance in supporting the performance goals, additional achievements, and overall results of Eversource. With respect to Eversource’s Chief Executive Officer, the Committee and Eversource’s independent Trustees assessed his performance. Based on the recommendations of Eversource’s Chief Executive Officer as to executives other than himself, the Committee assessed the performance of the Named Executive Officers and Eversource to be excellent in totality and approved annual incentive program payments for its Named Executive Officers at levels that ranged from 149 percent to 167 percent of target. These payments reflected the individual and team contributions of each of the Named Executive Officers in achieving the goals and the additional accomplishments and the overall performance of the Company.

In determining Mr. Judge’s annual incentive payment of $2,750,000, which was 161 percent of target and which reflects his and Eversource’s excellent 2020 performance, the Eversource Committee and Board considered the totality of Eversource’s success in accomplishing the goals set by the Committee. The Committee also reviewed the additional accomplishments of Eversource and the superior leadership of Mr. Judge, who again led a very high- performing company to another successful year, including Mr. Judge’s continued emphasis on the importance of both protecting the planet and pushing for racial and social justice while ensuring a focus on the safety of Eversource employees and the public from the very beginning of the pandemic, which he continues to do to this day.

2020 and 2019 Annual Incentive Program Awards
Named Executive Officer	2020 Award	2019 Award
James J. Judge	$2,750,000	$3,000,000
Philip J. Lembo	950,000	1,000,000
Werner J. Schweiger	950,000	1,050,000
Joseph R. Nolan, Jr.	850,000	774,000
Gregory B. Butler	700,000	740,000

Long-Term Incentive Program

General Discussion and Changes for 2021

Eversource’s long-term incentive program is intended to focus on its longer-term strategic goals and to help retain its executives. A new three-year program commences every year. For the three programs described below, each of Eversource’s executive’s target long-term incentive opportunity consisted of 50 percent Performance Shares and 50 percent RSUs. However, for the 2021 – 2023 Program, Eversource has increased the percentage of total long term incentive opportunity that is provided in performance shares to a mix of 75 percent Performance Shares and 25 percent RSUs in response to shareholder comments that it received at shareholder engagement sessions that suggested that the percentage of performance shares should be increased, and to further align its compensation programs with the Committee’s pay for performance philosophy. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of the Eversource’s common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued Company and share price growth to further align the interests of Eversource executives with the interests of Eversource shareholders.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning executive compensation with performance. Performance Shares are granted as a target number of Eversource Energy common shares. The number of Performance Shares is determined by dividing the target grant value in dollars by the average daily closing prices of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the performance period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares will be deemed to be invested in additional Performance Shares, which remain at risk and do not vest until actual performance for the period is determined.

Performance Shares under the 2020 – 2022 and 2019 – 2021 Programs

For the 2020 – 2022 Program, the Committee determined it would measure performance using: (i) average diluted earnings per share growth (EPSG); and (ii) relative total shareholder return (TSR) measured against the performance of companies that comprise the EEI Index. As in previous years, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. The Committee considers it a best practice to use a combination of relative and absolute metrics, with absolute EPS growth serving as a key input to shareholder value and relative TSR serving as the output.

The Committee also determined that for the 2020-2022 Program it would increase the degree of EPSG performance required to achieve a target (100 percent) award from that required under previous years’ Programs, and modified the Program by adding additional levels for which no award of shares would be made.

The number of Performance Shares awarded at the end of the three-year period ranges from zero percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and are measured in dollars. The target number of shares under the 2020-2022 Program for the Named Executive Officers ranged from 90 percent to 240 percent of base salary. Vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource’s share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent members of the Eversource Board determined the Performance Share grants for its Chief Executive Officer. Based on input from Eversource’s Chief Executive Officer, the Committee determined the Performance Share grants for each of its other executive officers, including the other Named Executive Officers.

For the 2019 — 2021 Program, the Committee used the same performance measures of EPSG and TSR and used the same criteria used in the 2018 — 2020 Program.

The performance matrices set forth below describe how the Performance Share payout will be determined under the 2020 – 2022 Long-Term Incentive Programs and how the Performance Share payout was determined under the 2018 – 2020 Program and will be determined under the 2019 - 2021 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target,

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning management compensation with performance. Performance Shares are granted as a target number of Eversource common shares. The number of Performance Shares is determined by dividing the target grant value in dollars by the average daily closing prices of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the performance period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares will be deemed to be invested in additional Performance Shares, which remain at risk and do not vest until actual performance for the period is determined.

2018 – 2020 and 2019 – 2021 Long-Term Incentive Programs Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

2020 — 2022 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9.5%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8.5%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7.5%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6.5%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5.5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4.5%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3.5%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2.5%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1.5%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0.5%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
0.0%	—	—	—	10%	20%	30%	40%	50%	70%	70%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	2020 — 2022 Performance Share Grant
James J. Judge	35,849
Philip J. Lembo	8,635
Werner J. Schweiger	9,235
Joseph R. Nolan, Jr.	7,616
Gregory B. Butler	6,575

Results of the 2018 – 2020 Performance Share Program

The 2018 – 2020 Program was completed on December 31, 2020. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.4 percent and a three-year total shareholder return at the 92nd percentile, which, when interpolated in accordance with the criteria established by the Committee, resulted in vesting performance share units at 156 percent of target. 2019 and 2020 non-GAAP earnings per share, which excluded the Northern Pass Transmission Project impairment charge in 2019, as disclosed in Eversource’s 2020 proxy statement CD&A, and the Columbia Gas acquisition transaction costs charge in 2020, were the basis for performance level assessment determined by the Committee at its February 2020 and 2021 meetings. Please see “2020 Annual Incentive Program Assessment – FINANCIAL PERFORMANCE,” above. At its February 8, 2021 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria. The number of Performance Shares awarded to Eversource’s Named Executive Officers were approved as set forth in the table below.

2018 – 2020 Long-Term Incentive Program Performance Share Awards
Named Executive Officer	Performance Share Award
James J. Judge	83,274
Philip J. Lembo	18,186
Werner J. Schweiger	18,464
Joseph R. Nolan, Jr.	13,172
Gregory B. Butler	14,318

Restricted Share Units (RSUs)

General

Each RSU granted under the long-term incentive program entitles the holder to receive one common share at the time of vesting. All RSUs granted under the long-term incentive program vest in equal annual installments over three years. RSU holders are eligible to receive reinvested dividend units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource common shares. Reinvested dividend equivalents are accounted for as additional RSUs that accrue and are distributed with the common shares issued upon vesting of the underlying RSUs. Common shares, including any additional common shares in respect of reinvested dividend equivalents, are not issued for any RSUs that do not vest.

The Committee determined RSU grants for each Eversource executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant. In 2020, the percentage used for each Eversource Named Executive Officer was based on their position in Eversource and ranged from 90 percent to 240 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each executive officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for its Chief Executive Officer. Based on input from Eversource’s Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including Eversource’s Named Executive Officers.

All RSUs are granted on the date of the Committee meeting at which they are approved. RSU grants are subsequently converted from a percent of salary into common share equivalents by dividing the value of each grant by the average closing price for Eversource common shares over the ten trading days prior to the date of the grant. RSU grants at 100 percent of target were approved as set forth in the table below.

	RSUs Granted
Named Executive Officer	2018	2019	2020
James J. Judge	48,912	46,249	35,849
Philip J. Lembo	10,682	10,103	8,635
Werner J. Schweiger	10,845	10,103	9,235
Joseph R. Nolan, Jr.	7,737	7,623	7,616
Gregory B. Butler	8,410	8,328	6,575

Clawbacks

If Eversource’s earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, or if a plan participant engages in a willful material violation of the Eversource Code of Business Conduct or material corporate policy, or the breach of a material covenant in an employment agreement, as determined by the Eversource Board of Trustees, the participant will be required by Eversource’s 2018 Incentive Plan to reimburse Eversource for incentive compensation awards received by them for that year.

No Hedging and No Pledging Policy

Eversource has a long-standing policy prohibiting the purchase of any financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of its common shares or other equity securities of Eversource or its subsidiaries by its Trustees and executives, including exchange-traded options to purchase or sell securities of Eversource (so-called “puts” and “calls”) or financial instruments that are designed to hedge or offset any decrease in the market value of securities of Eversource (including, but not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds). This policy also prohibits short sales, the holding of any Eversource common shares in a margin account, borrowing shares, selling future securities that establish a position that increases in value as the value of the Eversource’s stock decreases, or pledging Eversource’s common shares. The policy applies to Trustees and executives but not to non-executives and does not apply to broad-based index funds or similar transactions.

Share Ownership Guidelines and Retention Requirements

The Committee has approved share ownership guidelines to further emphasize the importance of share ownership by Eversource officers. As indicated in the table below, the guidelines call for Eversource’s Chief Executive Officer to own common shares equal to six times base salary, executive vice presidents to own a number of common shares equal to three times base salary, senior vice presidents to own common shares equal to two times base salary, and all other officers to own a number of common shares equal to one to one and one half times base salary. Officers and Eversource Trustees may only transact in Eversource Energy common shares during approved trading windows and are subject to continuing compliance with these share ownership guidelines.

Executive Officer	Base Salary Multiple
Chief Executive Officer	6
Executive Vice Presidents	3
Operating Company Presidents / Senior Vice Presidents	2
Vice Presidents	1 – 1.5

Eversource requires that its officers attain these ownership levels within five years after promotion. All of Eversource’s officers, including Eversource’s Named Executive Officers, have either satisfied these share ownership guidelines or are expected to satisfy them within the applicable timeframe. Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the ownership requirements. Unvested performance shares do not count toward satisfying the ownership guidelines. In addition to these share ownership guidelines noted above, all Eversource officers must hold the net shares awarded under Eversource’s incentive compensation plan until the share ownership guidelines have been met.

Other Benefits

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintains a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. Judge, Lembo, Schweiger and Nolan, and approximately 50 percent of such compensation for Mr. Butler. The supplemental program was discontinued in 2012 for newly elected officers.

For certain participants, the benefits payable under the Supplemental Non-Qualified Pension Program differ from those described above. The program benefit payable to Mr. Schweiger is fully vested and is further reduced by benefits he is entitled to receive under previous employers’ retirement plans.

Also see the narrative accompanying the “Pension Benefits” table and accompanying notes for more detail on the above program.

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first eight percent of eligible base salary, up to a maximum of $11,400 per year for Messrs. Judge, Lembo, Schweiger and Nolan. For Mr. Butler, Eversource provides a match of 100 percent of the first three percent of eligible base salary, up to a maximum of $8,550 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2020, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning benefits, vehicle leasing and access to tickets to sporting events. The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource maintains contractual agreements with all of its Named Executive Officers that provide for potential compensation in the event of certain terminations, including termination following a Change in Control. Eversource believes these agreements are necessary to attract and retain high quality executives and to ensure executive focus on Eversource business during the period leading up to a potential Change in Control. The agreements are “double-trigger” agreements that provide executives with compensation in the event of a Change in Control followed by termination of employment due to one or more of the events set forth in the agreements, while still providing an incentive to remain employed with the Company for the transition period that follows.

Under the agreements, certain compensation is generally payable if, during the applicable change in control period, the executive is involuntarily terminated (other than for cause) or terminates employment for “good reason.” These agreements are described more fully in the Tables following this CD&A under “Payments Upon Termination.” The Company has not entered into a Change in Control or employment agreement with any executive since 2010.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code precludes a public company from taking an income tax deduction in any one year for compensation in excess of $1 million payable to its named executive officers who are employed on the last day of the fiscal year, unless certain specific performance goals are satisfied. Until January 1, 2018, there was an exception to the $1 million limitation for performance-based compensation meeting certain requirements. This exception was repealed, effective for taxable years beginning after December 31, 2017 and the limitation on deductibility generally was expanded to include all Named Executive Officers. As a result, compensation paid to Named Executive Officers in excess of $1 million per officer will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of and not modified after November 2, 2017.

The Committee believes that the availability of a tax deduction for forms of compensation should be one of many factors taken into consideration of providing market-based compensation to attract and retain highly qualified executives. The Committee believes it is in Eversource’s best interests to retain discretion to make compensation awards, whether or not deductible.

Eversource has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation. In general, Eversource and the Committee do not consider accounting considerations in structuring compensation arrangements.

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of the Compensation Committee (subject to further approval by all of the independent members of the Eversource Board of Trustees of its Chief Executive Officer’s award) when the Committee also determines base salary, annual incentive opportunities, long-term incentive compensation grants, and annual and long-term performance plan awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P's principal executive officer (Mr. Judge), principal financial officer (Mr. Lembo) and the three other most highly compensated executive officers in 2020, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on behalf of the Named Executive Officers for the fiscal year ended December 31, 2020 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan (2)	Change in Pension Value and Non- Qualified Deferred Earnings (3)	All Other Compen- sation (4)	SEC Total	Adjusted SEC Total (5)
James J. Judge	2020	$1,371,615	$6,682,612	$2,750,000	$3,742,215	$28,834	$14,575,276	$10,833,061
Chairman, President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2019	1,319,232	6,676,043	3,000,000	8,784,256	26,557	19,806,088	11,021,832
	2018	1,277,078	5,632,217	2,430,000	5,560,877	25,209	14,925,381	9,364,504
Philip J. Lembo	2020	718,846	1,609,650	950,000	1,248,852	21,985	4,549,333	3,300,481
Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2019	680,579	1,458,368	1,000,000	1,318,800	20,390	4,478,137	3,159,337
	2018	648,271	1,230,032	765,000	1,535,216	21,685	4,200,204	2,664,988
Werner J. Schweiger	2020	765,885	1,721,496	950,000	2,698,083	20,657	6,156,121	3,458,038
Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P	2019	692,694	1,458,368	1,050,000	2,218,536	21,846	5,441,444	3,222,908
	2018	658,271	1,248,802	815,000	538,978	53,896	3,314,947	2,775,969
Joseph R. Nolan, Jr.	2020	630,962	1,419,699	850,000	2,134,658	18,921	5,054,240	2,919,582
Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy and Eversource Service	2019	589,616	1,100,380	774,000	3,283,296	20,388	5,767,680	2,484,384
	2018	561,540	890,916	720,000	1,193,350	56,084	3,421,890	2,228,540
Gregory B. Butler	2020	670,292	1,225,646	700,000	1,637,907	15,839	4,249,684	2,611,777
Executive Vice President and General Counsel of Eversource Energy and CL&P	2019	643,270	1,202,147	740,000	2,948,208	15,518	5,549,143	2,600,935
	2018	618,271	968,412	645,000	634,394	15,143	2,881,220	2,246,826
(1)    Reflects the aggregate grant date fair value of restricted share units (RSUs) and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

RSUs were granted to each Named Executive Officer in 2020 as long-term compensation, which vest in equal annual installments over three years. Each of the Named Executive Officers was also granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the performance conditions described in the CD&A are achieved as of December 31, 2022. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Judge: $5,038,577; Mr. Lembo: $1,213,649; Mr. Schweiger: $1,297,979; Mr. Nolan: $1,070,429; and Mr. Butler: $924,116.

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

(2)    Includes payments to the Named Executive Officers under the 2020 Annual Incentive Program: Mr. Judge: $2,750,000; Mr. Lembo: $950,000; Mr. Schweiger: $950,000; Mr. Nolan: $850,000; and Mr. Butler: $700,000.

(3)    Includes the actuarial increase in the present value from December 31, 2019 to December 31, 2020 of the Named Executive Officers’ accumulated benefits under all of Eversource’s defined benefit pension programs and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to this Annual Report on Form 10-K. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2020, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares.

(4)    Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $11,400 for each of Messrs. Judge, Lembo, Schweiger and Nolan, and $8,550 for Mr. Butler. For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $12,434 representing the value in 2020 of a company-owned vehicle provided to Mr. Judge. For Mr. Lembo, the value shown includes financial planning services valued at $5,000 and $5,585 representing the value in 2020 of a company-owned vehicle provided to Mr. Lembo. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

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

GRANTS OF PLAN-BASED AWARDS DURING 2020

The Grants of Plan-Based Awards Table below provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2020. The table also discloses the underlying equity awards and the grant date for equity-based awards. Eversource has not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
James J. Judge
Annual Incentive (4)	02/05/20	$856,500	$1,713,000	$3,426,000	$—	$—	$—	$—	$—
Long-Term Incentive (5)	02/05/20	—	—	—	—	35,849	71,698	35,849	6,682,612
Philip J. Lembo
Annual Incentive (4)	02/05/20	288,000	576,000	1,152,000	—	—	—	—	—
Long-Term Incentive (5)	02/05/20	—	—	—	—	8,635	17,270	8,635	1,609,650
Werner J. Schweiger
Annual Incentive (4)	02/05/20	308,000	616,000	1,232,000	—	—	—	—	—
Long-Term Incentive (5)	02/05/20	—	—	—	—	9,235	18,470	9,235	1,721,496
Joseph R. Nolan, Jr.
Annual Incentive (4)	02/05/20	254,000	508,000	1,016,000	—	—	—	—	—
Long-Term Incentive (5)	02/05/20	—	—	—	—	7,616	15,232	7,616	1,419,699
Gregory B. Butler
Annual Incentive (4)	02/05/20	234,500	469,000	938,000	—	—	—	—	—
Long-Term Incentive (5)	02/05/20	—	—	—	—	6,575	13,150	6,575	1,225,646
(1)    Reflects the number of performance shares granted to each of the Named Executive Officers on February 5, 2020 under the 2020 – 2022 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2022. At the end of the Performance Period, Eversource common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the number of common shares underlying the performance shares that are actually awarded. No dividends are paid unless and until the underlying shares vest. The Annual Incentive Program did not include an equity component.

(2)    Reflects the number of RSUs granted to each of the Named Executive Officers on February 5, 2020 under the 2020 – 2022 Long-Term Incentive Program. RSUs vest in equal installments on February 5, 2021, 2022 and 2023. We will distribute common shares with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares actually distributed in respect of the underlying RSUs. No dividends are paid unless and until the underlying shares vest.

(3)    Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 5, 2020 under the 2020 – 2022 Long-Term Incentive Program.

(4)    The threshold payment under the Annual Incentive Program is 50 percent of target. The actual payments in 2021 for performance in 2020 are set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

(5)    Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2020 – 2022 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2020

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2020 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
James J. Judge	87,192	$7,542,993	139,057	$12,029,804
Philip J. Lembo	19,873	1,719,220	31,200	2,699,097
Werner J. Schweiger	20,549	1,777,662	31,994	2,767,831
Joseph R. Nolan, Jr.	16,008	1,384,824	24,320	2,103,917
Gregory B. Butler	15,680	1,356,448	24,729	2,139,304

(1)    Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)    A total of 83,765 unvested RSUs vested on February 5, 2021 (Mr. Judge: 46,351; Mr. Lembo: 10,400; Mr. Schweiger: 10,644; Mr. Nolan: 8,106; and Mr. Butler: 8,243). A total of 52,269 unvested RSUs will vest on February 7, 2022 (Mr. Judge: 28,560; Mr. Lembo: 6,514, Mr. Schweiger: 6,719; Mr. Nolan: 5,292 and Mr. Butler: 5,184). A total of 23,266 unvested RSUs will vest on February 6, 2023 (Mr. Judge: 12,281; Mr. Lembo: 2,959; Mr. Schweiger: 3,164; Mr. Nolan: 2,609 and Mr. Butler: 2,253).

(3)    The market value of RSUs is determined by multiplying the number of RSUs by $86.51, the closing price per common share on December 31, 2020, the last trading day of the year.

(4)    Reflects the target payout level for performance shares granted under the 2018 – 2020 Program, the 2019 – 2021 Program and the 2020 – 2022 Program.

The performance period for the 2018 – 2020 Program ended on December 31, 2020. Awards under that program are set forth in the CD&A under the “Results of the 2018 – 2020 Performance Share Program.”

The performance share awards for 2019 – 2021 Program and the 2020 – 2022 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under “Performance Shares” in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2019 – 2021 Program, a total of 87,012 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2021. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Judge: 48,834; Mr. Lembo: 10,668; Mr. Schweiger: 10,668; Mr. Nolan: 8,049; and Mr. Butler: 8,793. Under the 2020 – 2022 Program, a total of 69,791 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2022. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Judge: 36,842; Mr. Lembo: 8,874; Mr. Schweiger: 9,491; Mr. Nolan: 7,827; and Mr. Butler: 6,757. No dividends are paid unless and until the underlying shares vest.

(5)    The market value is determined by multiplying the number of performance shares in the adjacent column by $86.51, the closing price of Eversource Energy common shares on December 31, 2020, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2020

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2020. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2020.

	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting (2)
Name
James J. Judge	130,082	$12,341,297
Philip J. Lembo	30,379	2,882,970
Werner J. Schweiger	30,804	2,923,374
Joseph R. Nolan, Jr.	21,257	2,016,830
Gregory B. Butler	24,010	2,278,378

(1)    Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestment, as follows:

Name	2017 Program	2018 Program	2019 Program
James J. Judge	96,929	17,314	15,839
Philip J. Lembo	23,138	3,782	3,459
Werner J. Schweiger	23,506	3,839	3,459
Joseph R. Nolan, Jr.	15,907	2,739	2,611
Gregory B. Butler	18,181	2,977	2,852

In all cases, the distribution of common shares are reduced by that number of shares valued in an amount sufficient to satisfy payroll tax withholding obligations.

(2)    Values realized on vesting of RSUs granted under the 2017 – 2019, 2018 – 2020 and 2019 – 2021 Programs were based on $93.66 per share, the closing price of Eversource Energy common shares on February 14, 2020. Values realized on vesting of performance shares granted under the 2017 – 2019 Program were based on $95.65 per share, the closing price of Eversource common shares on February 20, 2020.

PENSION BENEFITS IN 2020

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension plan program (QP), the pension equity plan program (PEP), the supplemental pension program (SERP), and the supplemental pension (Excess). See the narrative above in the CD&A under the captions “Other Benefits – Retirement Benefits” and “Contractual Agreements” for more detail on benefits under these plans and our agreements.

The values shown in the Pension Benefits Table for Messrs. Judge, Lembo, Schweiger and Nolan were calculated as of December 31, 2020 based on benefit payments in the form of a lump sum. For Mr. Butler, we assumed a payment of benefits in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments on the actual ages or the earliest possible ages for retirement with unreduced benefits for the Named Executive Officers: Mr. Judge: age 60, Mr. Lembo, age: 62, Mr. Schweiger: age 55, Mr. Nolan: age 62 and Mr. Butler: age 62.

In addition, we determined benefits under the qualified pension program using tax code limits in effect on December 31, 2020. For Messrs. Judge, Lembo, Schweiger and Nolan, the values shown reflect actual 2020 salary and annual incentives earned in 2019 but paid in 2020 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2020 salary and annual incentives earned in 2020 but paid in 2021 (per applicable supplemental program rules).

We determined the present value of benefits at retirement age using the discount rate within a range of 2.48 percent to 2.54 percent under ACS 715-30 pension accounting for the 2020 fiscal year end measurement as of December 31, 2020. This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, we used the 2020 IRS lump sum mortality table for Messrs. Judge, Lembo, Schweiger and Nolan. We used the RP2014 Employee Table Projected Generationally with Scale MP2020 for Mr. Butler. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2020 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10-K.

Pension Benefits
		Number of Years Credited Service (#)	Present Value of Accumulated Benefit	During Last Fiscal Year
Name	Plan Name
James J. Judge	Retirement Plan (QP)	43.33	$2,965,694	$—
	Supplemental Plan (PEP)	43.33	17,973,382	—
	Supplemental Plan (SERP)	20.00	16,191,135	—
Philip J. Lembo	Retirement Plan (QP)	37.17	1,402,800	—
	Supplemental Plan (PEP)	37.17	6,162,300	—
	Supplemental Plan (SERP)	11.00	228,554
Werner J. Schweiger	Retirement Plan (QP)	18.83	651,924	—
	Supplemental Plan (Excess)	18.83	3,046,192	—
	Supplemental Plan (SERP)	18.00	10,243,128	—
Joseph R. Nolan, Jr.	Retirement Plan (QP)	35.42	1,084,126	—
	Supplemental Plan (Excess)	35.42	4,051,276	—
	Supplemental Plan (SERP)	20.00	6,968,644	—
Gregory B. Butler	Retirement Plan (QP)	24.00	1,588,870	—
	Supplemental Plan (Excess)	24.00	6,662,938	—
	Supplemental Plan (Excess)	24.00	5,045,047	—

NONQUALIFIED DEFERRED COMPENSATION IN 2020

The following table reports amounts contributed in 2020, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2020, under the Eversource deferred compensation program, along with aggregate balances on contributions. See the narrative above in the CD&A under the caption “Other Benefits - Deferred Compensation” for more detail on our non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
James J. Judge	$—	$—	$385,688	$—	$8,496,104
Philip J. Lembo	—	—	228,733	—	1,844,255
Werner J. Schweiger	—	—	3,299,340	—	23,106,189
Joseph R. Nolan, Jr.	—	—	525,639	—	7,219,258
Gregory B. Butler	—	—	1,898	—	29,401
(1)    Includes the total market value of deferred compensation program balances at December 31, 2020, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $86.51, the closing price of Eversource common shares on December 31, 2020, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2020, the last business day of the fiscal year.

Generally, a “change in control” means a change in ownership or control effected through (i) the acquisition of 30 percent or more of the combined voting power of common shares or other voting securities (20 percent for Mr. Butler, excluding certain defined transactions); (ii) the acquisition of more than 50 percent of Eversource common shares, excluding certain defined transactions (for Messrs. Judge, Lembo, Schweiger and Nolan); (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees; (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions); and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

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

Payments Upon Termination

Regardless of the manner in which the employment of a Named Executive Officer terminates, the executive is entitled to receive certain amounts earned during the executive’s term of employment. Such amounts include:

•Vested RSUs and certain other vested awards;
•Amounts contributed and any vested matching contributions under the deferred compensation program;
•Pay for unused vacation; and
•Amounts accrued and vested under the pension/supplemental and 401k programs (except in the event of a termination for cause under the supplemental program).

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned “Pension Benefits in 2020” for information about the pension program, supplemental program and other benefits, and the section captioned “Nonqualified Deferred Compensation in 2020.”

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
James J. Judge	Annual Incentives (1)	$—	$—	$—	$1,713,000
	Performance Shares (2)	8,500,235	8,500,235	8,500,235	12,029,804
	RSUs (3)	3,689,057	3,689,057	3,689,057	7,542,993
	Special Retirement Benefit (4)	—	—	—	2,832,835
	Health and Welfare Benefits (5)	—	—	—	107,472
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	5,793,493
	Separation Payment for Liquidated Damages (8)	—	—	—	13,110,000
	Total	$12,189,292	$12,189,292	$12,189,292	$43,144,597
Philip J. Lembo	Annual Incentives (1)	$—	$—	$—	$576,000
	Performance Shares (2)	1,880,186	1,880,186	1,880,186	2,699,097
	RSUs (3)	827,752	827,752	827,752	1,719,220
	Special Retirement Benefit (4)	—	—	—	2,512,913
	Health and Welfare Benefits (5)	—	—	—	47,192
	Perquisites (6)	—	—	—	10,000
	Separation Payment for Liquidated Damages (8)	—	—	—	3,440,000
	Total	$2,707,938	$2,707,938	$2,707,938	$11,004,422
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$616,000
	Performance Shares (2)	1,913,179	1,913,179	1,913,179	2,767,831
	RSUs (3)	848,802	848,802	848,802	1,777,662
	Special Retirement Benefit (4)	—	—	—	3,622,473
	Health and Welfare Benefits (5)	—	—	—	96,858
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups(7)	—	—	—	144,237
	Separation Payment for Liquidated Damages (8)	—	—	—	5,460,000
	Total	$2,761,981	$2,761,981	$2,761,981	$14,500,061
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$508,000
	Performance Shares (2)	1,420,462	1,420,462	1,420,462	2,103,917
	RSUs (3)	645,146	645,146	645,146	1,384,824
	Special Retirement Benefit (4)	—	—	—	4,057,187
	Health and Welfare Benefits (5)	—	—	—	94,572
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	2,112,808
	Separation Payment for Liquidated Damages (8)	—	—	—	4,227,000
	Total	$2,065,608	$2,065,608	$2,065,608	$14,503,308
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$469,000
	Performance Shares (2)	1,496,608	1,496,608	1,496,608	2,139,304
	RSUs (3)	656,057	656,057	656,057	1,356,448
	Special Retirement Benefit (4)	—	5,599,084	—	5,599,083
	Health and Welfare Benefits (5)	—	25,488	—	38,232
	Perquisites (6)	—	10,000	—	15,000
	Excise Tax and Gross-Ups (7)	—	1,724,948	—	2,231,170
	Separation Payment for Liquidated Damages (8)	—	1,073,000	—	1,073,000
	Separation Payment for Non-Compete Agreement (9)	—	1,073,000	—	2,146,000
	Total	$2,152,665	$11,658,185	$2,152,665	$15,067,237

(1)    For Termination Following a Change in Control: Represents target 2020 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)    For Voluntary Termination and Termination Not For Cause, and Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2018 – 2020 Long-Term Incentive Program, 67 percent of the performance share awards under the 2019 – 2021 Long-Term Incentive Program and 33 percent of the performance share awards under the 2020 – 2022 Long-Term Incentive Program. The values were calculated by multiplying the number of RSUs by $86.51, the closing price of Eversource common shares on December 31, 2020, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three Programs noted in the previous two sentences.

(3)    For Voluntary Termination and Termination Not For Cause, and Termination Upon Death or Disability: Represents values of RSUs granted under our long-term incentive programs that, at year-end 2020, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. For all, the values were calculated by multiplying the number of RSUs by $86.51, the closing price of Eversource common shares on December 31, 2020, the last trading day of the year. For Termination Following a Change in Control: Represents values of all RSUs granted under our long-term incentive programs that, at year-end 2020, were unvested under applicable vesting schedules, all of which vest in full.

(4)    The amount noted in the Involuntary Termination, Not for Cause: Represents for Mr. Butler actuarial present values at year-end 2020 of amounts payable (two years of service) solely under an employment agreement upon termination, which are in addition to amounts due under the pension plan. For Termination Following a Change in Control: Represents actuarial present values at year-end 2020 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Judge, Schweiger, Nolan and Butler, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Judge, Lembo, Schweiger and Nolan. Pension amounts shown in the table are present values at year-end 2020 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)    The amount noted in the Involuntary Termination, Not for Cause: Represents for Mr. Butler the value of two years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: represents estimated cost to Eversource at year-end 2020 (estimated by consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Judge, Schweiger and Nolan represent the value of three years (two years for Mr. Lembo) of continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years of employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

(6)    The amount noted for Involuntary Termination, Not for Cause: Represents the cost to Eversource of reimbursing Mr. Butler for two years of financial planning and tax preparation fees. The amounts noted for Termination Following a Change in Control: Represents the cost to Eversource of reimbursing Messrs. Judge, Schweiger, Nolan and Butler for three years (two years for Mr. Lembo) of financial planning and tax preparation fees.

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

(8)    For Involuntary Termination, Not for Cause: Represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control: Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Judge, Schweiger and Nolan, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. Lembo and Butler.) These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

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

PAY RATIO

Eversource's Chief Executive Officer to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. Eversource identifies a new median employee each year. For 2020, Eversource identified the median employee by reviewing the 2020 total cash compensation of all full-time employees, excluding Eversource’s Chief Executive Officer, who were employed by Eversource and its subsidiaries on December 31, 2020. In Eversource’s assessment of median employee compensation, pay was annualized for those employees who commenced work during 2020. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed by Eversource at the end of 2020 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, Eversource calculated the annual total compensation for such employee using the same methodology used for its Named Executive Officers as set forth in the 2020 Summary Compensation Table.

Mr. Judge had 2020 annual total compensation of $14,575,276, as reflected in the Summary Compensation Table. Eversource’s median employee’s annual total compensation for 2020 was $140,054. Eversource’s 2020 Chief Executive Officer to median employee pay ratio is 104 to 1.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2021.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 10, 2021, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
James J. Judge, Chairman of CL&P	385,135		*
Philip J. Lembo, Executive Vice President and Chief Financial Officer, Director of CL&P	77,846	(4)	*
Werner J. Schweiger, Chief Executive Officer, Director of CL&P	239,377	(5)	*
Gregory B. Butler, Executive Vice President and General Counsel, Director of CL&P	95,619		*
Joseph R. Nolan, Jr., Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Service	113,989		*
All directors and executive officers as a group (7 persons)	985,978	(6)	*

*    Less than 1 percent of Eversource Energy common shares outstanding.

1.    The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.    Includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Judge: 201,618 shares; Mr. Lembo: 24,345; Mr. Schweiger: 137,823 shares; Mr. Butler: 19,329 shares; and Mr. Nolan: 80,778 shares.

3.    Includes shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power as follows: Mr. Judge: 27,986 shares; Mr. Lembo: 150 shares; Mr. Schweiger: 737 shares; Mr. Butler: 6,494 shares; and Mr. Nolan: 19,962 shares.

4.    Includes 557 shares held by Mr. Lembo in a custodial account and 125 shares held in a charitable trust over which Mr. Lembo has sole voting and investment power.

5.    Includes 3,196 shares held in a trust of which Mr. Schweiger is the trustee and beneficiary; 437 shares in a trust of which Mr. Schweiger’s spouse is the trustee and beneficiary; and 433 shares held by Mr. Schweiger’s spouse in a custodial account.

6.    Includes 491,852 unissued shares (see Note 2) and 60,465 shares held as units in the 401(k) Plan (see Note 3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2020, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,122,023	$—	2,876,601
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,122,023	—	2,876,601

(1)    Includes 674,218 common shares for distribution in respect of restricted share units, and 447,805 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2021.

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

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 26, 2021.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2020 and 2019 totaled $5,296,414 and $5,641,614, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2020	2019
Audit Fees (1)	$4,562,000	$4,743,400
Audit Related Fees (2)	732,500	851,300
Tax Fees (3)	—	45,000
All Other Fees (4)	1,914	1,914
TOTAL	$5,296,414	$5,641,614

(1)    Audit fees in 2020 and 2019 consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, out of pocket expense reimbursements, and audits of internal controls over financial reporting as of December 31, 2020 and 2019.

(2)    Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2020 and 2019.

(3)    There were no tax fees rendered and no tax fees billed for the year ended December 31, 2020. The tax service fees for the period ended December 31, 2019 were incurred for procedures performed in the ordinary course of business in support of certain federal rules in 2019.

(4)    All Other Fees for the period December 31, 2020 and 2019 were for an annual license for access to an accounting standards research tool.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2020, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2020 and 2019	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2020, 2019 and 2018	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2020, 2019 and 2018	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(Thousands of Dollars)

	2020	2019
ASSETS
Current Assets:
Cash	$434	$1,469
Accounts Receivable from Subsidiaries	39,645	25,070
Notes Receivable from Subsidiaries	996,300	1,376,000
Prepayments and Other Current Assets	19,043	33,546
Total Current Assets	1,055,422	1,436,085

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	15,483,263	13,162,337
Notes Receivable from Subsidiaries	1,110,400	157,000
Accumulated Deferred Income Taxes	33,469	27,578
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	90,735	92,394
Total Deferred Debits and Other Assets	19,949,678	16,671,120

Total Assets	$21,005,100	$18,107,205

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,054,325	$878,584
Long-Term Debt - Current Portion	473,933	23,933
Accounts Payable to Subsidiaries	18,424	4,333
Other Current Liabilities	103,477	62,385
Total Current Liabilities	1,650,159	969,235

Deferred Credits and Other Liabilities	163,053	149,637

Long-Term Debt	5,128,322	4,358,339

Common Shareholders' Equity:
Common Shares	1,789,092	1,729,292
Capital Surplus, Paid in	8,015,663	7,087,768
Retained Earnings	4,613,201	4,177,048
Accumulated Other Comprehensive Loss	(76,411)	(65,059)
Treasury Stock	(277,979)	(299,055)
Common Shareholders' Equity	14,063,566	12,629,994

Total Liabilities and Capitalization	$21,005,100	$18,107,205

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Thousands of Dollars, Except Share Information)

	2020	2019	2018

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	28,645	50,100	(6,552)
Operating (Loss)/Income	(28,645)	(50,100)	6,552
Interest Expense	160,887	163,937	123,638

Other Income, Net:
Equity in Earnings of Subsidiaries	1,309,630	1,001,526	1,049,748
Other, Net	38,546	68,137	47,581
Other Income, Net	1,348,176	1,069,663	1,097,329
Income Before Income Tax Benefit	1,158,644	855,626	980,243
Income Tax Benefit	(46,523)	(53,427)	(52,757)
Net Income	$1,205,167	$909,053	$1,033,000

Basic Earnings per Common Share	$3.56	$2.83	$3.25

Diluted Earnings per Common Share	$3.55	$2.81	$3.25

Weighted Average Common Shares Outstanding:
Basic	338,836,147	321,416,086	317,370,369
Diluted	339,847,062	322,941,636	317,993,934

STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018

Net Income	$1,205,167	$909,053	$1,033,000
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,596	1,393	1,756
Changes in Unrealized Gains/(Losses) on Marketable Securities	342	1,166	(547)
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	(13,290)	(7,618)	5,194
Other Comprehensive (Loss)/Income, Net of Tax	(11,352)	(5,059)	6,403
Comprehensive Income	$1,193,815	$903,994	$1,039,403

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(Thousands of Dollars)

	2020	2019	2018
Operating Activities:
Net Income	$1,205,167	$909,053	$1,033,000
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(1,309,630)	(1,001,526)	(1,049,748)
Cash Dividends Received from Subsidiaries	485,800	883,000	569,500
Deferred Income Taxes	(4,667)	13,382	20,032
Other	39,940	19,584	(31,093)
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(14,575)	7,105	(28,716)
Taxes Receivable/Accrued, Net	35,300	(605)	(20,207)
Accounts Payable to Subsidiaries	14,091	(4,099)	(9,817)
Other Current Assets and Liabilities, Net	21,284	(2,503)	2,553
Net Cash Flows Provided by Operating Activities	472,710	823,391	485,504

Investing Activities:
Capital Contributions to Subsidiaries	(1,899,340)	(1,039,000)	(955,700)
Return of Capital from Subsidiaries	80,000	—	530,000
Increase in Notes Receivable from Subsidiaries	(264,300)	(218,100)	(158,210)
Other Investing Activities	(367)	(1,799)	(1,149)
Net Cash Flows Used in Investing Activities	(2,084,007)	(1,258,899)	(585,059)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	928,992	852,254	—
Cash Dividends on Common Shares	(744,665)	(663,239)	(640,110)
Issuance of Long-Term Debt	1,550,000	—	1,550,000
Retirement of Long-Term Debt	—	(350,000)	(450,000)
(Decrease)/Increase in Notes Payable	(170,545)	593,370	(347,810)
Other Financing Activities	46,480	4,001	(12,455)
Net Cash Flows Provided by Financing Activities	1,610,262	436,386	99,625
Net (Decrease)/Increase in Cash	(1,035)	878	70
Cash - Beginning of Year	1,469	591	521
Cash - End of Year	$434	$1,469	$591

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$140,694	$161,323	$118,533
Income Taxes	$(43,158)	$(63,227)	$(30,239)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2020	$224,821	$53,461	$145,005	$64,436	$358,851
2019	212,723	63,446	57,223	108,571	224,821
2018	195,708	61,337	48,671	92,993	212,723
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2020	$97,348	$12,882	$71,223	$24,006	$157,447
2019	88,034	15,947	38,935	45,568	97,348
2018	78,872	15,831	29,524	36,193	88,034
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2020	$75,406	$15,293	$23,424	$22,540	$91,583
2019	74,516	25,079	12,556	36,745	75,406
2018	69,666	22,279	14,971	32,400	74,516
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2020	$10,497	$5,164	$7,692	$6,196	$17,157
2019	11,065	6,726	872	8,166	10,497
2018	10,481	6,383	953	6,752	11,065

(a)    Amounts relate to uncollectible accounts receivables reserved for that are not charged to bad debt expense.  CL&P, NSTAR Electric, NSTAR Gas and Yankee Gas are allowed to recover in rates, amounts associated with certain uncollectible hardship accounts receivable. Management also believes that uncollectible hardship accounts receivable at EGMA will be recoverable in future rates. CL&P, NSTAR Electric, PSNH, NSTAR Gas and EGMA are also allowed to recover uncollectible energy supply costs through regulatory tracking mechanisms. Amounts in this column also include a $24.2 million increase due to the CMA asset acquisition on October 9, 2020 at Eversource, and an increase due to the adoption of the credit loss accounting standard in 2020 of $23.8 million at Eversource, $22.2 million at CL&P, $0.3 million at PSNH, and a decrease of $1.3 million at NSTAR Electric.

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

4.1.8    Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $650 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

4.1.9    Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 20, 2020, File No. 001-05324)

4.2    Eversource Energy Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

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

4.2.5    Supplemental Indenture (2013 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2013 (Exhibit 4.1, CL&P Current Report on Form 8-K filed January 22, 2013, File No. 000-00404)

4.2.6    Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

4.2.7    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.8    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.2.9    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 30017, File No. 000-00404)

4.2.10    Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

4.2.11    Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 2, 2018, File No. 000-00404)

4.2.12    Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 4, 2019, File No. 000-00404)

4.2.13    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on September 23, 2019, File No. 000-00404)

4.2.14    Supplemental Indenture (2020 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of December 1, 2020 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on December 4, 2020, File No. 000-00404)

4.3    Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds - 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

4.4    CL&P Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

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

4.1.9    Form of 3.95% Debenture due April 1, 2030 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on March 26, 2020, File No. 001-02301)

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

4.3.3    Sixth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.3.4    Seventh Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.3.5    Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

4.4    NSTAR Electric Company Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

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

4.1.2    Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.3    Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.4    Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.5    Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.1.6    Twenty-second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on July 3, 2019 (File No. 001-06392)

4.1.7    Twenty-third Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of August 1, 2020 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on August 31, 2020 (File No. 001-06392)

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

*+10.2         Eversource Energy Board of Trustees’ Compensation Arrangement Summary

+10.3    Eversource Supplemental Executive Retirement Program effective as of January 1, 2015 (Exhibit 10.5, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

+10.4    Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014 (Exhibit 10.6, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

    +10.4.1    Amendment No 1 to the Eversource Deferred Compensation Plan effective February 7, 2018 (Exhibit 10.6.1, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

+10.5    NSTAR Excess Benefit Plan, effective August 25, 1999 (Exhibit 10.1 1999 NSTAR Form 10-K/A filed September 29, 2000, File No. 001-14768)

+10.5.1    NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1 2008 NSTAR Form 10-K filed February 9, 2009, File No. 001-14768)

+10.6    Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (Exhibit 10.9, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.7    Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (Exhibit 10.13, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.8    Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (Exhibit 10.14, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.9    Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.10    Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.11    Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

*10.12 Credit Agreement, dated as of October 21, 2020, by and among Eversource Energy and Eversource Gas Company of Massachusetts and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender

(B)    Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire

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

(C)    Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and NSTAR Electric Company

10.1    Eversource Energy Service Company Transmission and Ancillary Service Wholesale Revenue Allocation Methodology among The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, Holyoke Water Power Company and Holyoke Power and Electric Company Trustee dated as of January 1, 2008 (Exhibit 10.1, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2008 filed May 9, 2008, File No. 001-05324)

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 17, 2021	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman of the Board, President and	February 17, 2021
	James J. Judge	Chief Executive Officer and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President	February 17, 2021
	Philip J. Lembo	and Chief Financial Officer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 17, 2021
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 17, 2021
Cotton M. Cleveland

/s/	James S. DiStasio	Trustee	February 17, 2021
James S. DiStasio

	Signature	Title	Date

/s/	Francis A. Doyle	Trustee	February 17, 2021
Francis A. Doyle

/s/	Linda Dorcena Forry	Trustee	February 17, 2021
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 17, 2021
Gregory M. Jones

/s/	John Y. Kim	Trustee	February 17, 2021
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 17, 2021
Kenneth R. Leibler

/s/	David H. Long	Trustee	February 17, 2021
David H. Long

/s/	William C. Van Faasen	Trustee	February 17, 2021
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 17, 2021
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 17, 2021	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 17, 2021
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 17, 2021
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 17, 2021
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2021
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2021
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 17, 2021	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 17, 2021
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 17, 2021
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 17, 2021
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2021
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2021
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 17, 2021	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 17, 2021
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 17, 2021
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 17, 2021
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2021
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2021
	Jay S. Buth	and Chief Accounting Officer