Form 10-Q
period 2021-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2021-05-10
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2021

Eversource Energy Common Shares, $5.00 par value	343,466,162	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The high-voltage direct current (HVDC) and associated alternating-current transmission line project from Canada into New Hampshire
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted, which holds the Sunrise Wind project
North East Offshore	North East Offshore, LLC, an offshore wind business holding company being developed jointly by Eversource and Denmark-based Ørsted, which holds the Revolution Wind and South Fork Wind projects
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, NPT, Aquarion, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
i

EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2020 Form 10-K	The Eversource Energy and Subsidiaries 2020 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity
ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$34,112	$106,599
Receivables, Net (net of allowance for uncollectible accounts of $391,663 and $358,851 as of March 31, 2021 and December 31, 2020, respectively	1,290,200	1,195,925
Unbilled Revenues	194,673	233,025
Fuel, Materials, Supplies and REC Inventory	308,093	265,599
Regulatory Assets	1,081,074	1,076,556
Prepayments and Other Current Assets	238,727	252,439
Total Current Assets	3,146,879	3,130,143
Property, Plant and Equipment, Net	31,265,819	30,882,523
Deferred Debits and Other Assets:
Regulatory Assets	5,431,459	5,493,330
Goodwill	4,453,055	4,445,988
Investments in Unconsolidated Affiliates	1,139,636	1,107,143
Marketable Securities	447,320	456,617
Other Long-Term Assets	634,047	583,854
Total Deferred Debits and Other Assets	12,105,517	12,086,932
Total Assets	$46,518,215	$46,099,598

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,872,444	$1,249,325
Long-Term Debt – Current Portion	1,211,191	1,053,186
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,060,867	1,370,647
Regulatory Liabilities	520,833	389,430
Other Current Liabilities	830,399	809,214
Total Current Liabilities	5,538,944	4,915,012
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,157,932	4,095,339
Regulatory Liabilities	3,863,031	3,850,781
Derivative Liabilities	293,560	294,535
Asset Retirement Obligations	500,276	499,713
Accrued Pension, SERP and PBOP	1,565,753	1,653,788
Other Long-Term Liabilities	951,750	948,506
Total Deferred Credits and Other Liabilities	11,332,302	11,342,662
Long-Term Debt	14,782,672	15,125,876
Rate Reduction Bonds	475,307	496,912
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid In	8,016,118	8,015,663
Retained Earnings	4,772,431	4,613,201
Accumulated Other Comprehensive Loss	(75,223)	(76,411)
Treasury Stock	(268,998)	(277,979)
Common Shareholders' Equity	14,233,420	14,063,566
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$46,518,215	$46,099,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2021	2020

Operating Revenues	$2,825,840	$2,373,726

Operating Expenses:
Purchased Power, Fuel and Transmission	998,491	876,570
Operations and Maintenance	465,542	342,062
Depreciation	270,704	236,211
Amortization	108,013	49,776
Energy Efficiency Programs	188,063	148,393
Taxes Other Than Income Taxes	209,459	181,594
Total Operating Expenses	2,240,272	1,834,606
Operating Income	585,568	539,120
Interest Expense	137,766	134,715
Other Income, Net	34,201	24,104
Income Before Income Tax Expense	482,003	428,509
Income Tax Expense	113,980	91,876
Net Income	368,023	336,633
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$366,143	$334,753

Basic Earnings Per Common Share	$1.07	$1.01

Diluted Earnings Per Common Share	$1.06	$1.01

Weighted Average Common Shares Outstanding:
Basic	343,678,243	331,102,237
Diluted	344,334,689	332,937,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Net Income	$368,023	$336,633
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	407	229
Changes in Unrealized (Losses)/Gains on Marketable Securities	(736)	160
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,517	1,559
Other Comprehensive Income, Net of Tax	1,188	1,948
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$367,331	$336,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				368,023			368,023
Dividends on Common Shares - $0.6025 Per Share				(206,913)			(206,913)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,727)				(15,727)
Issuance of Treasury Shares	480,275		16,182			8,981	25,163
Other Comprehensive Income					1,188		1,188
Balance as of March 31, 2021	343,434,298	$1,789,092	$8,016,118	$4,772,431	$(75,223)	$(268,998)	$14,233,420

	For the Three Months Ended March 31, 2020
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				336,633			336,633
Dividends on Common Shares - $0.5675 Per Share				(187,462)			(187,462)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,960,000	29,800	402,300				432,100
Long-Term Incentive Plan Activity			(15,295)				(15,295)
Issuance of Treasury Shares	570,542		17,230			10,516	27,746
Capital Stock Expense			(12,314)				(12,314)
Adoption of Accounting Standards Update 2016-13				(1,514)			(1,514)
Other Comprehensive Income					1,948		1,948
Balance as of March 31, 2020	336,411,187	$1,759,092	$7,479,689	$4,322,825	$(63,111)	$(288,539)	$13,209,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$368,023	$336,633
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	270,704	236,211
Deferred Income Taxes	41,917	44,201
Uncollectible Expense	16,295	11,353
Pension, SERP and PBOP (Income)/Expense, Net	(2,341)	1,953
Pension and PBOP Contributions	(31,100)	(723)
Regulatory Over/(Under) Recoveries, Net	58,024	(22,288)
Amortization	108,013	49,776
Other	(91,246)	(33,317)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(124,344)	(55,290)
Fuel, Materials, Supplies and REC Inventory	(42,494)	(51,027)
Taxes Receivable/Accrued, Net	64,076	92,140
Accounts Payable	(181,725)	(127,366)
Other Current Assets and Liabilities, Net	(42,386)	(61,950)
Net Cash Flows Provided by Operating Activities	411,416	420,306

Investing Activities:
Investments in Property, Plant and Equipment	(688,983)	(725,520)
Proceeds from Sales of Marketable Securities	79,818	58,627
Purchases of Marketable Securities	(68,360)	(50,723)
Investments in Unconsolidated Affiliates, Net	(34,127)	(6,113)
Other Investing Activities	7,135	6,119
Net Cash Flows Used in Investing Activities	(704,517)	(717,610)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	419,786
Cash Dividends on Common Shares	(201,013)	(181,608)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Increase/(Decrease) in Notes Payable	669,919	(408,950)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	350,000	750,000
Retirement of Long-Term Debt	(572,000)	(220,253)
Other Financing Activities	(19,666)	(21,560)
Net Cash Flows Provided by Financing Activities	203,755	313,930
Net (Decrease)/Increase in Cash and Restricted Cash	(89,346)	16,626
Cash and Restricted Cash - Beginning of Period	264,950	117,063
Cash and Restricted Cash - End of Period	$175,604	$133,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$9,256	$90,801
Receivables, Net (net of allowance for uncollectible accounts of $175,105 and $157,447 as of March 31, 2021 and December 31, 2020, respectively)	483,711	459,214
Accounts Receivable from Affiliated Companies	40,721	17,486
Unbilled Revenues	50,522	57,407
Materials and Supplies	57,301	57,924
Regulatory Assets	386,140	345,622
Prepayments and Other Current Assets	88,153	83,950
Total Current Assets	1,115,804	1,112,404
Property, Plant and Equipment, Net	10,344,782	10,234,556
Deferred Debits and Other Assets:
Regulatory Assets	1,863,935	1,866,152
Other Long-Term Assets	258,126	242,862
Total Deferred Debits and Other Assets	2,122,061	2,109,014
Total Assets	$13,582,647	$13,455,974

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$32,100	$—
Accounts Payable	369,838	451,240
Accounts Payable to Affiliated Companies	121,868	51,118
Obligations to Third Party Suppliers	48,762	49,967
Regulatory Liabilities	202,362	137,166
Accrued Interest	49,637	37,645
Derivative Liabilities	69,738	68,767
Other Current Liabilities	63,690	64,415
Total Current Liabilities	957,995	860,318
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,438,413	1,408,343
Regulatory Liabilities	1,203,616	1,204,942
Derivative Liabilities	293,560	294,535
Accrued Pension, SERP and PBOP	449,944	478,325
Other Long-Term Liabilities	136,508	133,690
Total Deferred Credits and Other Liabilities	3,522,041	3,519,835
Long-Term Debt	3,914,749	3,914,835
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,810,765	2,810,765
Retained Earnings	2,200,275	2,173,367
Accumulated Other Comprehensive Income	270	302
Common Stockholder's Equity	5,071,662	5,044,786
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,582,647	$13,455,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Revenues	$987,274	$899,703

Operating Expenses:
Purchased Power and Transmission	373,274	374,717
Operations and Maintenance	175,420	135,597
Depreciation	83,405	78,435
Amortization of Regulatory Assets, Net	62,775	6,548
Energy Efficiency Programs	35,573	35,479
Taxes Other Than Income Taxes	91,392	82,987
Total Operating Expenses	821,839	713,763
Operating Income	165,435	185,940
Interest Expense	38,979	37,883
Other Income, Net	4,908	1,898
Income Before Income Tax Expense	131,364	149,955
Income Tax Expense	32,966	31,217
Net Income	$98,398	$118,738
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Net Income	$98,398	$118,738
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(25)	6
Other Comprehensive Loss, Net of Tax	(32)	(1)
Comprehensive Income	$98,366	$118,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	$60,352	$2,810,765	$2,200,275	$270	$5,071,662

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of Accounting Standards Update 2016-13				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	$60,352	$2,535,765	$1,838,340	$315	$4,434,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$98,398	$118,738
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	83,405	78,435
Deferred Income Taxes	25,354	19,910
Uncollectible Expense	3,797	3,230
Pension, SERP, and PBOP Expense, Net	3,088	3,315
Pension Contributions	(18,940)	—
Regulatory Underrecoveries, Net	(29,971)	(34,198)
Amortization of Regulatory Assets, Net	62,775	6,548
Other	(30,070)	(27,239)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(66,930)	(27,969)
Taxes Receivable/Accrued, Net	29,596	40,505
Accounts Payable	17,124	(27,298)
Other Current Assets and Liabilities, Net	(21,433)	(21,801)
Net Cash Flows Provided by Operating Activities	156,193	132,176

Investing Activities:
Investments in Property, Plant and Equipment	(197,954)	(212,374)
Other Investing Activities	80	74
Net Cash Flows Used in Investing Activities	(197,874)	(212,300)

Financing Activities:
Cash Dividends on Common Stock	(70,100)	(69,500)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Increase in Notes Payable to Eversource Parent	32,100	155,200
Other Financing Activities	(450)	(390)
Net Cash Flows (Used in)/Provided by Financing Activities	(39,840)	83,920
Net (Decrease)/Increase in Cash and Restricted Cash	(81,521)	3,796
Cash and Restricted Cash - Beginning of Period	99,809	4,971
Cash and Restricted Cash - End of Period	$18,288	$8,767

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$57	$102
Receivables, Net (net of allowance for uncollectible accounts of $89,299 and $91,583 as of March 31, 2021 and December 31, 2020, respectively)	409,403	403,045
Accounts Receivable from Affiliated Companies	39,582	30,095
Unbilled Revenues	34,265	38,342
Materials, Supplies and REC Inventory	186,892	133,894
Taxes Receivable	6,045	65,051
Regulatory Assets	430,361	399,882
Prepayments and Other Current Assets	23,907	21,833
Total Current Assets	1,130,512	1,092,244
Property, Plant and Equipment, Net	10,252,264	10,123,062
Deferred Debits and Other Assets:
Regulatory Assets	1,273,997	1,304,019
Prepaid PBOP	211,715	204,138
Other Long-Term Assets	161,451	162,836
Total Deferred Debits and Other Assets	1,647,163	1,670,993
Total Assets	$13,029,939	$12,886,299

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$443,500	$195,000
Notes Payable to Eversource Parent	22,500	21,300
Long-Term Debt – Current Portion	250,000	250,000
Accounts Payable	275,923	383,558
Accounts Payable to Affiliated Companies	120,697	95,703
Obligations to Third Party Suppliers	120,632	98,572
Renewable Portfolio Standards Compliance Obligations	156,607	127,536
Regulatory Liabilities	190,546	164,761
Other Current Liabilities	74,789	72,118
Total Current Liabilities	1,655,194	1,408,548
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,477,998	1,459,906
Regulatory Liabilities	1,556,422	1,550,390
Accrued Pension and SERP	156,342	172,571
Other Long-Term Liabilities	338,672	337,245
Total Deferred Credits and Other Liabilities	3,529,434	3,520,112
Long-Term Debt	3,393,798	3,393,221
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,993,942	1,993,942
Retained Earnings	2,414,201	2,527,167
Accumulated Other Comprehensive Income	370	309
Common Stockholder's Equity	4,408,513	4,521,418
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,029,939	$12,886,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Revenues	$737,043	$733,833

Operating Expenses:
Purchased Power and Transmission	226,478	242,439
Operations and Maintenance	143,219	122,318
Depreciation	82,793	78,345
Amortization of Regulatory Assets, Net	18,418	27,008
Energy Efficiency Programs	75,099	68,667
Taxes Other Than Income Taxes	54,652	48,722
Total Operating Expenses	600,659	587,499
Operating Income	136,384	146,334
Interest Expense	32,306	31,017
Other Income, Net	16,812	12,238
Income Before Income Tax Expense	120,890	127,555
Income Tax Expense	26,966	27,165
Net Income	$93,924	$100,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Net Income	$93,924	$100,390
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(41)	(43)
Qualified Cash Flow Hedging Instruments	109	109
Changes in Unrealized (Losses)/Gains on Marketable Securities	(7)	1
Other Comprehensive Income, Net of Tax	61	67
Comprehensive Income	$93,985	$100,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	$—	$1,993,942	$2,414,201	$370	$4,408,513

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of Accounting Standards Update 2016-13				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	$—	$1,813,442	$2,249,526	$222	$4,063,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$93,924	$100,390
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	82,793	78,345
Deferred Income Taxes	10,309	9,775
Uncollectible Expense	3,868	3,704
Pension, SERP and PBOP Income, Net	(6,335)	(4,754)
Regulatory Underrecoveries, Net	(3,405)	(17,434)
Amortization of Regulatory Assets, Net	18,418	27,008
Other	(23,586)	(1,643)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(14,587)	(64,951)
Materials, Supplies and REC Inventory	(52,998)	(54,450)
Taxes Receivable/Accrued, Net	58,353	32,135
Accounts Payable	(45,604)	(53,462)
Other Current Assets and Liabilities, Net	51,445	7,033
Net Cash Flows Provided by Operating Activities	172,595	61,696

Investing Activities:
Investments in Property, Plant and Equipment	(215,483)	(247,549)
Other Investing Activities	22	21
Net Cash Flows Used in Investing Activities	(215,461)	(247,528)

Financing Activities:
Cash Dividends on Common Stock	(206,400)	(196,500)
Cash Dividends on Preferred Stock	(490)	(490)
Issuance of Long-Term Debt	—	400,000
Retirement of Long-Term Debt	—	(95,000)
Increase in Notes Payable to Eversource Parent	1,200	8,100
Increase in Notes Payable	248,500	77,500
Other Financing Activities	19	(4,961)
Net Cash Flows Provided by Financing Activities	42,829	188,649
Net (Decrease)/Increase in Cash and Restricted Cash	(37)	2,817
Cash and Restricted Cash - Beginning of Period	17,410	6,312
Cash and Restricted Cash - End of Period	$17,373	$9,129
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$1,988	$141
Receivables, Net (net of allowance for uncollectible accounts of $17,324 and $17,157 as of March 31, 2021 and December 31, 2020, respectively)	115,592	119,899
Accounts Receivable from Affiliated Companies	13,113	10,925
Unbilled Revenues	43,152	46,041
Materials, Supplies and REC Inventory	29,125	26,829
Regulatory Assets	107,322	115,852
Special Deposits	22,196	36,767
Prepaid Property Taxes	6,403	26,257
Prepayments and Other Current Assets	3,113	10,788
Total Current Assets	342,004	393,499
Property, Plant and Equipment, Net	3,412,781	3,374,270
Deferred Debits and Other Assets:
Regulatory Assets	869,904	873,203
Other Long-Term Assets	24,412	23,733
Total Deferred Debits and Other Assets	894,316	896,936
Total Assets	$4,649,101	$4,664,705

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$196,800	$46,300
Long-Term Debt – Current Portion	160,000	282,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	101,274	132,635
Accounts Payable to Affiliated Companies	44,206	43,397
Regulatory Liabilities	48,023	58,756
Other Current Liabilities	53,908	58,487
Total Current Liabilities	647,421	664,785
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	544,495	537,627
Regulatory Liabilities	386,455	383,183
Accrued Pension, SERP and PBOP	177,733	184,715
Other Long-Term Liabilities	38,071	37,874
Total Deferred Credits and Other Liabilities	1,146,754	1,143,399
Long-Term Debt	817,349	817,070
Rate Reduction Bonds	475,307	496,912
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	928,134	928,134
Retained Earnings	634,494	615,018
Accumulated Other Comprehensive Loss	(358)	(613)
Common Stockholder's Equity	1,562,270	1,542,539
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,649,101	$4,664,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Revenues	$293,435	$276,368

Operating Expenses:
Purchased Power and Transmission	91,609	94,138
Operations and Maintenance	54,664	47,128
Depreciation	29,468	24,334
Amortization of Regulatory Assets, Net	18,547	20,110
Energy Efficiency Programs	10,348	9,364
Taxes Other Than Income Taxes	22,149	19,701
Total Operating Expenses	226,785	214,775
Operating Income	66,650	61,593
Interest Expense	14,630	14,479
Other Income, Net	4,166	3,190
Income Before Income Tax Expense	56,186	50,304
Income Tax Expense	11,510	10,703
Net Income	$44,676	$39,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Net Income	$44,676	$39,601
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	298	269
Changes in Unrealized (Losses)/Gains on Marketable Securities	(43)	9
Other Comprehensive Income, Net of Tax	255	278
Comprehensive Income	$44,931	$39,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	$—	$928,134	$634,494	$(358)	$1,562,270

	For the Three Months Ended March 31, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of Accounting Standards Update 2016-13				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	$—	$903,134	$507,307	$(1,429)	$1,409,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$44,676	$39,601
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	29,468	24,334
Deferred Income Taxes	(378)	4,167
Uncollectible Expense	1,221	666
Regulatory Underrecoveries, Net	(14,645)	(22,977)
Amortization of Regulatory Assets, Net	18,547	20,110
Other	(6,654)	(3,885)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	3,223	2,843
Materials, Supplies and REC Inventory	(2,296)	(3,526)
Taxes Receivable/Accrued, Net	9,867	6,110
Accounts Payable	(21,025)	(18,064)
Other Current Assets and Liabilities, Net	12,897	9,118
Net Cash Flows Provided by Operating Activities	74,901	58,497

Investing Activities:
Investments in Property, Plant and Equipment	(68,278)	(88,694)
Other Investing Activities	137	126
Net Cash Flows Used in Investing Activities	(68,141)	(88,568)

Financing Activities:
Cash Dividends on Common Stock	(25,200)	(22,300)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Retirement of Long-Term Debt	(122,000)	—
Increase in Notes Payable to Eversource Parent	150,500	57,700
Other Financing Activities	(22)	(22)
Net Cash Flows (Used in)/Provided by Financing Activities	(18,327)	13,773
Net Decrease in Cash and Restricted Cash	(11,567)	(16,298)
Cash and Restricted Cash - Beginning of Period	39,555	36,688
Cash and Restricted Cash - End of Period	$27,988	$20,390

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2020 Form 10-K, which was filed with the SEC on February 17, 2021. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2021 and December 31, 2020, and the results of operations, comprehensive income, common shareholders' equity, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results expected for a full year.

Eversource's consolidated financial information includes the results of the acquisition of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020. The natural gas distribution assets acquired from CMA on October 9, 2020 were assigned to EGMA.

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

COVID-19 continues to adversely affect customers, workers and the U.S. economy. We continue to operate under our pandemic response plan, which requires remote work arrangements for nearly half of our workforce and other mitigating requirements for those that are required onsite in our electric, natural gas and water operations, construction and management functions. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in each of our jurisdictions, we believe each of our state regulatory commissions will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for discussion of our evaluation of the allowance for doubtful accounts as of March 31, 2021 in light of the COVID-19 pandemic and Note 2, "Regulatory Accounting," for the amount of net incremental COVID-19 costs deferred on our balance sheet.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.    Accounting Standards
Accounting Standards Recently Adopted: On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the general principles of current income tax guidance in ASC 740 and simplifies and improves consistency in application of that income tax guidance through clarifications of and amendments to ASC 740. The ASU did not have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric and PSNH.

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

Receivables are presented net of expected credit losses at estimated net realizable value by maintaining an allowance for uncollectible accounts. The current expected credit loss (CECL) model is applied to receivables for purposes of calculating the allowance for uncollectible accounts. This model is based on expected losses and results in the recognition of estimated expected credit losses, including uncollectible amounts for both billed and unbilled revenues, over the life of the receivable at the time a receivable is recorded.

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

As of March 31, 2021, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic. Based upon the evaluation performed, in the first quarter of 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $15.5 million for Eversource ($5.6 million for CL&P, $3.7 million for NSTAR Electric, and $6.2 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of March 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $47.0 million at Eversource ($8.4 million at CL&P, $14.7 million at NSTAR Electric, $2.3 million at PSNH, and $21.6 million at our natural gas businesses).

Management concluded that the reserve balance as of March 31, 2021 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric, NSTAR Gas and EGMA to recover in rates amounts associated with certain uncollectible hardship accounts receivable. These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets. Hardship customers are protected from shut-off in certain circumstances, and historical collection experience has reflected a higher default risk as compared to the rest of the receivable population. Management uses a higher credit risk profile for this pool of trade receivables as compared to non-hardship receivables. The allowance for uncollectible hardship accounts is included in the total uncollectible allowance balance.

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	16.3	16.3	—	3.8	3.8	—	3.9	3.9	1.2
Uncollectible Costs Deferred (1)	5.4	27.1	32.5	11.9	7.5	19.4	(8.5)	8.4	(0.1)	1.2
Write-Offs	(3.3)	(16.7)	(20.0)	(2.9)	(4.0)	(6.9)	(0.1)	(7.5)	(7.6)	(2.5)
Recoveries Collected	0.4	3.6	4.0	0.3	1.1	1.4	—	1.5	1.5	0.2
Ending Balance	$197.3	$194.4	$391.7	$138.4	$36.7	$175.1	$31.1	$58.2	$89.3	$17.3

Three Months Ended 2020
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense	—	11.4	11.4	—	3.2	3.2	—	3.7	3.7	0.7
Uncollectible Costs Deferred (1)	11.8	8.5	20.3	12.9	1.8	14.7	(3.4)	3.4	—	1.3
Write-Offs	(4.7)	(16.8)	(21.5)	(3.8)	(3.5)	(7.3)	(0.4)	(8.0)	(8.4)	(1.7)
Recoveries Collected	0.2	3.1	3.3	0.2	0.6	0.8	—	1.7	1.7	0.1
Ending Balance	$172.2	$89.9	$262.1	$110.7	$20.2	$130.9	$38.5	$32.6	$71.1	$11.2

(1) The current period provision for expected credit losses is deferred as a regulatory cost on the balance sheets, as this amount is ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19.

D.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets, equity method investments, and AROs, and in the valuation of the acquisition of CMA's assets in 2020. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 10, "Fair Value of Financial Instruments," and Note 17, "Acquisition of Assets of Columbia Gas of Massachusetts," to the financial statements.

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2021				March 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$20.1	$2.7	$10.1	$2.7	$12.7	$1.1	$7.9	$1.9
AFUDC Equity	9.2	1.7	6.2	0.6	10.6	3.9	5.0	1.5
Equity in Earnings of Unconsolidated Affiliates	3.7	—	0.1	—	4.0	—	0.1	—
Investment (Loss)/Income	(0.6)	0.4	0.2	0.1	(4.3)	(3.4)	(1.3)	(0.5)
Interest Income	1.5	0.1	0.1	0.7	0.7	0.3	0.1	0.3
Other	0.3	—	0.1	0.1	0.4	—	0.4	—
Total Other Income, Net	$34.2	$4.9	$16.8	$4.2	$24.1	$1.9	$12.2	$3.2

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020
Eversource	$48.6	$43.1
CL&P	39.2	35.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2021	As of March 31, 2020
Eversource	$262.9	$273.7
CL&P	70.9	85.0
NSTAR Electric	68.2	70.2
PSNH	23.5	37.9

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$34.1	$9.3	$0.1	$2.0	$106.6	$90.8	$0.1	$0.1
Restricted cash included in:
Special Deposits	58.4	8.6	17.2	22.2	73.6	8.7	17.2	36.8
Marketable Securities	38.4	0.4	0.1	0.6	41.2	0.3	0.1	0.6
Other Long-Term Assets	44.7	—	—	3.2	43.6	—	—	2.1
Cash and Restricted Cash as reported on the Statements of Cash Flows	$175.6	$18.3	$17.4	$28.0	$265.0	$99.8	$17.4	$39.6

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,733.6	$618.5	$674.2	$262.3	$2,794.2	$632.3	$690.0	$267.6
Income Taxes, Net	751.7	459.1	111.4	17.4	747.1	458.9	110.4	15.2
Securitized Stranded Costs	511.3	—	—	511.3	522.1	—	—	522.1
Storm Restoration Costs, Net	789.5	529.8	184.3	75.4	765.6	515.1	186.4	64.1
Regulatory Tracker Mechanisms	856.1	284.3	360.5	87.5	850.5	246.6	332.2	95.3
Derivative Liabilities	293.4	293.1	—	—	296.3	293.1	—	—
Goodwill-related	310.5	—	266.5	—	314.7	—	270.2	—
Asset Retirement Obligations	114.9	32.6	53.8	3.9	118.4	32.1	58.6	3.9
Other Regulatory Assets	151.6	32.6	53.7	19.4	161.0	33.7	56.1	20.9
Total Regulatory Assets	6,512.6	2,250.0	1,704.4	977.2	6,569.9	2,211.8	1,703.9	989.1
Less: Current Portion	1,081.1	386.1	430.4	107.3	1,076.6	345.6	399.9	115.9
Total Long-Term Regulatory Assets	$5,431.5	$1,863.9	$1,274.0	$869.9	$5,493.3	$1,866.2	$1,304.0	$873.2

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $215.5 million (including $98.0 million for CL&P, $66.5 million for NSTAR Electric and $3.7 million for PSNH) and $196.9 million (including $84.1 million for CL&P, $69.8 million for NSTAR Electric and $4.3 million for PSNH) of additional regulatory costs as of March 31, 2021 and December 31, 2020, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of March 31, 2021 and December 31, 2020, these regulatory costs included net incremental COVID-19 related costs deferred of $33.8 million and $24.0 million at Eversource, respectively, of which $27.3 million and $15.8 million, respectively, related to non-tracked uncollectible expense and the remainder related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. Net incremental COVID-19 related costs deferred at CL&P, NSTAR Electric and PSNH totaled $8.8 million, $13.6 million and $0.6 million, respectively, as of March 31, 2021, and $4.7 million, $11.9 million and $1.1 million, respectively, as of December 31, 2020, and primarily related to non-tracked uncollectible expense deferred.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,762.3	$1,008.1	$1,037.3	$366.5	$2,778.6	$1,010.7	$1,044.0	$371.5
Cost of Removal	644.2	105.1	372.1	16.4	624.8	98.4	363.6	12.9
Benefit Costs	79.1	—	68.7	—	83.6	—	72.5	—
Regulatory Tracker Mechanisms	467.0	175.2	165.2	40.4	366.5	148.9	139.7	47.8
AFUDC - Transmission	77.8	44.3	33.5	—	76.8	44.6	32.2	—
Other Regulatory Liabilities	353.4	73.3	70.1	11.2	309.9	39.5	63.2	9.8
Total Regulatory Liabilities	4,383.8	1,406.0	1,746.9	434.5	4,240.2	1,342.1	1,715.2	442.0
Less: Current Portion	520.8	202.4	190.5	48.0	389.4	137.2	164.8	58.8
Total Long-Term Regulatory Liabilities	$3,863.0	$1,203.6	$1,556.4	$386.5	$3,850.8	$1,204.9	$1,550.4	$383.2

Recent Regulatory Developments:

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $231 million at CL&P and $249 million at Eversource as of March 31, 2021. The estimated cost of restoration will change as additional cost information becomes available and final storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm costs to have a material impact on the financial position or results of operations of Eversource or CL&P.

CL&P Tropical Storm Isaias Response Investigation: On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain applicable storm performance standards and was imprudent in certain instances. See Note 9G, “Commitments and Contingencies - CL&P Tropical Storm Isaias Response Investigation,” for an estimated assessment by PURA accrued and recorded within current regulatory liabilities on CL&P’s balance sheet and for further information.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2021	As of December 31, 2020
(Millions of Dollars)
Distribution - Electric	$16,941.8	$16,703.2
Distribution - Natural Gas	6,158.4	6,111.2
Transmission - Electric	12,099.4	11,954.0
Distribution - Water	1,749.0	1,743.1
Solar	200.4	201.5
Utility	37,149.0	36,713.0
Other (1)	1,365.2	1,269.0
Property, Plant and Equipment, Gross	38,514.2	37,982.0
Less: Accumulated Depreciation
Utility	(8,628.0)	(8,476.3)
Other	(499.0)	(477.6)
Total Accumulated Depreciation	(9,127.0)	(8,953.9)
Property, Plant and Equipment, Net	29,387.2	29,028.1
Construction Work in Progress	1,878.6	1,854.4
Total Property, Plant and Equipment, Net	$31,265.8	$30,882.5

	As of March 31, 2021			As of December 31, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,919.2	$7,640.4	$2,422.5	$6,820.7	$7,544.4	$2,378.4
Transmission - Electric	5,561.0	4,782.9	1,757.2	5,512.0	4,701.3	1,742.4
Solar	—	200.4	—	—	201.5	—
Property, Plant and Equipment, Gross	12,480.2	12,623.7	4,179.7	12,332.7	12,447.2	4,120.8
Less: Accumulated Depreciation	(2,523.8)	(3,130.9)	(862.7)	(2,475.4)	(3,074.1)	(848.9)
Property, Plant and Equipment, Net	9,956.4	9,492.8	3,317.0	9,857.3	9,373.1	3,271.9
Construction Work in Progress	388.4	759.5	95.8	377.3	750.0	102.4
Total Property, Plant and Equipment, Net	$10,344.8	$10,252.3	$3,412.8	$10,234.6	$10,123.1	$3,374.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2021			As of December 31, 2020
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$13.9	$(0.4)	$13.5	$13.7	$(0.4)	$13.3
Long-Term Derivative Assets:
CL&P	Level 3	58.5	(1.8)	56.7	58.7	(1.8)	56.9
Current Derivative Liabilities:
CL&P	Level 3	(69.7)	—	(69.7)	(68.8)	—	(68.8)
Other	Level 2	(0.3)	—	(0.3)	(3.3)	0.1	(3.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(293.6)	—	(293.6)	(294.5)	—	(294.5)

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

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2021 and December 31, 2020 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

As of March 31, 2021 and December 31, 2020, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 1.2 million and 8.9 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2021 and 2020, there were losses of $11.1 million and $18.0 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2021						As of December 31, 2020
CL&P	Range			Weighted Average (1)		Period Covered	Range			Weighted Average (1)		Period Covered
Capacity Prices	$2.59			$2.59	per kW-Month	2025 - 2026	$4.30	—	$5.30	$4.63	per kW-Month	2024 - 2026
Forward Reserve Prices	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024

(1)    Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 6.6 percent through 10.9 percent, or a weighted average of 9.8 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
Derivatives, Net:
Fair Value as of Beginning of Period	$(293.1)	$(329.2)
Net Realized/Unrealized Losses Included in Regulatory Assets	(12.5)	(16.4)
Settlements	12.5	11.8
Fair Value as of End of Period	$(293.1)	$(333.8)
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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of March 31, 2021 and December 31, 2020 was $39.2 million and $40.9 million, respectively.  For the three months ended March 31, 2021 and 2020, there were unrealized gains of $1.1 million and unrealized losses of $9.1 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $203.3 million and $205.1 million as of March 31, 2021 and December 31, 2020, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2021				As of December 31, 2020
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$214.3	$5.4	$(0.4)	$219.3	$213.1	$11.2	$(0.1)	$224.2

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $186.9 million and $192.5 million as of March 31, 2021 and December 31, 2020, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three months ended March 31, 2021 and 2020, and no allowance for credit losses as of March 31, 2021. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of March 31, 2021, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$40.4	$40.4
One to five years	60.6	62.3
Six to ten years	52.4	53.3
Greater than ten years	60.9	63.3
Total Debt Securities	$214.3	$219.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2021	As of December 31, 2020
Level 1:
Mutual Funds and Equities	$242.5	$246.0
Money Market Funds	38.4	41.2
Total Level 1	$280.9	$287.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$93.9	$72.9
Corporate Debt Securities	58.5	63.8
Asset-Backed Debt Securities	10.9	11.9
Municipal Bonds	6.8	24.0
Other Fixed Income Securities	10.8	10.4
Total Level 2	$180.9	$183.0
Total Marketable Securities	$461.8	$470.2

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. Eversource parent and EGMA have a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,475.7	$1,054.3	$524.3	$945.7	0.23%	0.25%
NSTAR Electric Commercial Paper Program	443.5	195.0	206.5	455.0	0.13%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2021 or December 31, 2020.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Aquarion Water Company of Connecticut long-term debt issuance in April 2021, $40.0 million of the current portion of long-term debt and $46.8 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of March 31, 2021.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2021, there were intercompany loans from Eversource parent to CL&P of $32.1 million, to PSNH of $196.8 million, and to a subsidiary of NSTAR Electric of $22.5 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorizations: On February 10, 2021, PURA approved Aquarion Water Company of Connecticut’s request for authorization to issue up to $100 million in long-term debt through December 31, 2021. On March 18, 2021, PSNH filed an application with the NHPUC for authorization to issue up to $350 million in long-term debt through December 31, 2021. On March 22, 2021, CL&P filed an application with PURA for authorization to issue up to $350 million in long-term debt through December 31, 2021. On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.6 billion in long-term debt through December 31, 2023.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
PSNH:
4.05% Series Q First Mortgage Bonds	$(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, redeemed short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity

In April 2021, PSNH provided a redemption notice to the holders of the PSNH 3.20% Series R First Mortgage Bonds that PSNH will redeem the $160 million of bonds on June 1, 2021, the par call date, in advance of the September 1, 2021 maturity date. In April 2021, NSTAR Electric provided a redemption notice to the holders to the NSTAR Electric 3.50% Series F Senior Notes that NSTAR Electric will redeem the $250 million of senior notes on June 15, 2021, the par call date, in advance of the September 15, 2021 maturity date.

7.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

Rate Reduction Bonds: In May 2018, PSNH Funding, a wholly-owned subsidiary of PSNH, issued $635.7 million of securitized RRBs in multiple tranches with a weighted average interest rate of 3.66 percent, and final maturity dates ranging from 2026 to 2035.  The RRBs are expected to be repaid by February 1, 2033. RRB payments consist of principal and interest and are paid semi-annually, beginning on February 1, 2019. The RRBs were issued pursuant to a finance order issued by the NHPUC in January 2018 to recover remaining costs resulting from the divestiture of PSNH’s generation assets.

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

(Millions of Dollars)
Balance Sheet:	As of March 31, 2021	As of December 31, 2020
Restricted Cash - Current Portion (included in Current Assets)	$21.9	$36.8
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	2.1
Securitized Stranded Cost (included in Regulatory Assets)	511.3	522.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	11.5	9.1
Accrued Interest (included in Other Current Liabilities)	3.1	8.0
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	475.3	496.9

(Millions of Dollars) Income Statement:	For the Three Months Ended
	March 31, 2021	March 31, 2020
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	4.7	5.0

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

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.3	$6.3	$4.0	$2.2	$3.5	$0.6	$0.6	$0.3
Interest Cost	32.6	7.3	6.7	3.6	4.4	0.8	1.1	0.5
Expected Return on Plan Assets	(108.9)	(21.6)	(26.9)	(11.9)	(19.7)	(2.6)	(9.3)	(1.5)
Actuarial Loss	61.6	13.0	15.5	4.9	2.6	0.4	0.6	0.3
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.2	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$6.9	$5.0	$(0.6)	$(1.2)	$(14.5)	$(0.6)	$(11.2)	$(0.3)
Intercompany Allocations	N/A	$1.3	$1.5	$0.5	N/A	$(0.3)	$(0.4)	$(0.1)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.6	$5.7	$3.8	$2.2	$2.6	$0.5	$0.6	$0.2
Interest Cost	44.3	9.5	9.6	4.9	6.1	1.2	1.7	0.6
Expected Return on Plan Assets	(100.3)	(20.0)	(25.8)	(11.3)	(18.1)	(2.4)	(8.5)	(1.4)
Actuarial Loss	49.3	10.0	13.3	4.1	2.1	0.4	0.7	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.2)	0.1
Total Net Periodic Benefit Expense/(Income)	$13.2	$5.2	$1.0	$(0.1)	$(12.7)	$(0.1)	$(9.7)	$(0.4)
Intercompany Allocations	N/A	$1.9	$1.9	$0.6	N/A	$(0.4)	$(0.4)	$(0.2)

Eversource Contributions: Eversource currently expects to make contributions of $180 million to the Pension Plans in 2021, of which $99 million and $30 million will be contributed by CL&P and NSTAR Electric, respectively.

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2021		As of December 31, 2020
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$100.0	63	$102.4
CL&P	14	11.1	15	12.3
NSTAR Electric	12	4.2	12	4.7
PSNH	9	7.0	9	7.1

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $91.5 million and $92.2 million as of March 31, 2021 and December 31, 2020, respectively, and related primarily to the natural gas business segment.

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

B.    Long-Term Contractual Arrangements
The following is an update to the current status of long-term contractual arrangements set forth in Note 13B of the Eversource 2020 Form 10-K.

Renewable Energy: Renewable energy contracts include non-cancelable commitments under contracts of NSTAR Electric for the purchase of energy and RECs from renewable energy facilities.

NSTAR Electric
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$72.7	$100.0	$227.4	$338.3	$345.2	$6,516.1	$7,599.7

The table has been updated to include long-term commitments of NSTAR Electric pertaining to the Massachusetts Clean Energy 83D contract, for which construction has commenced in 2021. Estimated costs under this contract are expected to begin in 2023 and range between $150 million and $415 million per year under a 20-year contract, totaling approximately $6.7 billion.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and was $0.5 million as of March 31, 2021.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties as of March 31, 2021:

Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$29.3	(1)
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (2)	—	(2)
Sunrise Wind LLC	OREC capacity production (3)	2.2	(3)
South Fork Wind, LLC	Transmission interconnection	1.7	—
Bay State Wind LLC	Real estate purchase	2.5	2021
Various	Surety bonds (4)	57.3	2021 - 2023
Rocky River Realty Company and Eversource Service	Lease payments for real estate	4.8	2024

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

(3)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(4)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Letter of Credit: On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million.

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

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to accept delivery of, and provide for a permanent facility to store, spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE. The court previously awarded the Yankee Companies damages for Phases I, II, III and IV of litigation resulting from the DOE's failure to meet its contractual obligations. These Phases covered damages incurred in the years 1998 through 2016, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies are seeking monetary damages for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020 (DOE Phase V).

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2021 and December 31, 2020.

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

G.    CL&P Tropical Storm Isaias Response Investigation
In August 2020, PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain applicable storm performance standards and was imprudent in certain instances. Specifically, PURA concluded that CL&P did not satisfy the performance standards for managing its municipal liaison program, timely removing electrical hazards from blocked roads, communicating critical information to its customers, or meeting its obligation to secure adequate external contractor and mutual aid resources in a timely manner. Based on its findings, PURA ordered CL&P to adjust its future rates, in a pending or future rate proceeding, to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE). The decision also requires CL&P to enhance and submit updated emergency response programs incorporating the changes noted within the decision for PURA’s approval by June 30, 2021. PURA explained that additional monetary penalties and further enforcement orders pursuant to Connecticut statute would be considered in a separate proceeding that was initiated on May 6, 2021.
On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. PURA directed the $28.4 million to be returned to customers beginning on August 1, 2021 through July 31, 2022. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. Management has accrued the $30 million as the best estimate of the liability at this time. As of March 31, 2021, the total liability was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the income statement. We believe we have meritorious defenses and intend to vigorously defend CL&P’s position, but do not have a better estimate of CL&P’s ultimate liability at this time. Hearings will occur in this proceeding with a final decision currently anticipated on July 14, 2021. CL&P also intends to appeal the April 28, 2021 PURA decision.

The estimated annual impact of a 90 basis point ROE reduction at CL&P would be a decrease of approximately $31 million of future annual revenues and approximately $21 million of lower annual earnings. The ROE reduction would impact the income statement prospectively, once new rates are established. We cannot estimate the timing or final impact of any potential ROE change at this time.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$168.3	$116.2	$123.2	$43.0	$45.1	$—	$—
Long-Term Debt	15,993.9	17,198.2	3,914.7	4,423.9	3,643.8	4,063.7	977.3	1,011.0
Rate Reduction Bonds	518.5	568.0	—	—	—	—	518.5	568.0

As of December 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$169.1	$116.2	$123.4	$43.0	$45.7	$—	$—
Long-Term Debt	16,179.1	18,420.1	3,914.8	4,800.9	3,643.2	4,294.0	1,099.1	1,207.0
Rate Reduction Bonds	540.1	603.4	—	—	—	—	540.1	603.4

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1D, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(1.4)	$1.1	$(76.1)	$(76.4)	$(3.0)	$0.7	$(62.8)	$(65.1)

OCI Before Reclassifications	—	(0.7)	—	(0.7)	—	0.2	—	0.2
Amounts Reclassified from AOCI	0.4	—	1.5	1.9	0.2	—	1.6	1.8
Net OCI	0.4	(0.7)	1.5	1.2	0.2	0.2	1.6	2.0
Balance as of March 31st	$(1.0)	$0.4	$(74.6)	$(75.2)	$(2.8)	$0.9	$(61.2)	$(63.1)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2021 and December 31, 2020	Issued as of
	Par Value		March 31, 2021	December 31, 2020
Eversource	$5	380,000,000	357,818,402	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Treasury Shares: As of March 31, 2021 and December 31, 2020, there were 14,384,104 and 14,864,379 Eversource common shares held as treasury shares, respectively. As of March 31, 2021 and December 31, 2020, Eversource common shares outstanding were 343,434,298 and 342,954,023, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2021 and 2020. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2021 and December 31, 2020. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. Earnings per share dilution in 2020 also included the impact of the 2019 equity forward sale agreement, which was calculated using the treasury stock method until the settlement of the forward sale agreement on March 26, 2020. For the three months ended March 31, 2021 and 2020, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net Income Attributable to Common Shareholders	$366.1	$334.8
Weighted Average Common Shares Outstanding:
Basic	343,678,243	331,102,237
Dilutive Effect of:
Share-Based Compensation Awards and Other	656,446	747,233
Equity Forward Sale Agreement	—	1,087,683
Total Dilutive Effect	656,446	1,834,916
Diluted	344,334,689	332,937,153
Basic EPS	$1.07	$1.01
Diluted EPS	$1.06	$1.01

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,066.0	$466.3	$—	$27.7	$—	$—	$1,560.0
Commercial	559.9	207.6	—	13.8	—	(1.4)	779.9
Industrial	83.0	55.9	—	1.0	—	(3.5)	136.4
Total Retail Tariff Sales Revenues	1,708.9	729.8	—	42.5	—	(4.9)	2,476.3
Wholesale Transmission Revenues	—	—	394.3	—	19.2	(321.0)	92.5
Wholesale Market Sales Revenues	149.1	26.4	—	0.8	—	—	176.3
Other Revenues from Contracts with Customers	18.2	1.3	3.4	1.2	323.8	(321.3)	26.6
Total Revenues from Contracts with Customers	1,876.2	757.5	397.7	44.5	343.0	(647.2)	2,771.7
Alternative Revenue Programs	23.0	22.8	2.7	1.8	—	2.2	52.5
Other Revenues (1)	1.1	0.2	0.2	0.1	—	—	1.6
Total Operating Revenues	$1,900.3	$780.5	$400.6	$46.4	$343.0	$(645.0)	$2,825.8

	For the Three Months Ended March 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$963.8	$238.0	$—	$27.8	$—	$—	$1,229.6
Commercial	607.0	134.6	—	14.8	—	(1.0)	755.4
Industrial	79.8	28.3	—	1.1	—	(3.2)	106.0
Total Retail Tariff Sales Revenues	1,650.6	400.9	—	43.7	—	(4.2)	2,091.0
Wholesale Transmission Revenues	—	—	336.3	—	17.3	(283.6)	70.0
Wholesale Market Sales Revenues	91.0	13.2	—	0.8	—	—	105.0
Other Revenues from Contracts with Customers	21.4	1.4	3.4	1.1	277.3	(276.2)	28.4
Total Revenues from Contracts with Customers	1,763.0	415.5	339.7	45.6	294.6	(564.0)	2,294.4
Alternative Revenue Programs	38.8	32.2	29.8	1.1	—	(27.4)	74.5
Other Revenues (1)	3.5	0.9	0.2	0.2	—	—	4.8
Total Operating Revenues	$1,805.3	$448.6	$369.7	$46.9	$294.6	$(591.4)	$2,373.7

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$545.8	$362.4	$157.8	$489.9	$331.0	$142.9
Commercial	214.2	268.3	77.8	226.4	301.9	79.1
Industrial	36.7	24.6	21.7	34.0	26.8	19.0
Total Retail Tariff Sales Revenues	796.7	655.3	257.3	750.3	659.7	241.0
Wholesale Transmission Revenues	189.0	147.1	58.2	151.8	134.8	49.7
Wholesale Market Sales Revenues	109.7	24.4	15.0	64.7	14.4	11.9
Other Revenues from Contracts with Customers	7.3	11.7	3.2	8.8	10.7	6.0
Total Revenues from Contracts with Customers	1,102.7	838.5	333.7	975.6	819.6	308.6
Alternative Revenue Programs	8.9	13.8	3.0	44.6	19.3	4.7
Other Revenues (1)	0.2	1.1	—	1.7	1.4	0.6
Eliminations	(124.5)	(116.4)	(43.3)	(122.2)	(106.5)	(37.5)
Total Operating Revenues	$987.3	$737.0	$293.4	$899.7	$733.8	$276.4

(1)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.6 million (including $0.2 million at CL&P and $1.1 million at NSTAR Electric) and $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended March 31, 2021 and 2020, respectively.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily include the offshore wind business, a natural gas pipeline owned by Enbridge, Inc., and a renewable energy investment fund.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,900.3	$780.5	$400.6	$46.4	$343.0	$(645.0)	$2,825.8
Depreciation and Amortization	(221.9)	(45.7)	(73.5)	(11.3)	(27.3)	1.0	(378.7)
Other Operating Expenses	(1,530.5)	(535.8)	(115.4)	(25.1)	(299.5)	644.8	(1,861.5)
Operating Income	$147.9	$199.0	$211.7	$10.0	$16.2	$0.8	$585.6
Interest Expense	$(53.3)	$(13.9)	$(32.7)	$(7.9)	$(41.6)	$11.6	$(137.8)
Other Income, Net	20.7	3.9	5.5	1.0	424.1	(421.0)	34.2
Net Income Attributable to Common Shareholders	93.2	147.6	135.4	3.6	394.9	(408.6)	366.1
Cash Flows Used for Investments in Plant	256.6	131.8	225.2	27.6	47.8	—	689.0

	For the Three Months Ended March 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution (1)	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$1,805.3	$448.6	$369.7	$46.9	$294.6	$(591.4)	$2,373.7
Depreciation and Amortization	(167.3)	(19.1)	(67.5)	(11.4)	(21.3)	0.6	(286.0)
Other Operating Expenses	(1,439.6)	(311.6)	(106.8)	(25.0)	(257.0)	591.4	(1,548.6)
Operating Income	$198.4	$117.9	$195.4	$10.5	$16.3	$0.6	$539.1
Interest Expense	$(53.1)	$(11.4)	$(30.6)	$(8.7)	$(42.7)	$11.8	$(134.7)
Other Income, Net	12.5	1.4	5.2	0.1	383.7	(378.8)	24.1
Net Income Attributable to Common Shareholders	130.1	85.9	126.8	2.1	356.3	(366.4)	334.8
Cash Flows Used for Investments in Plant	315.8	99.1	232.8	18.5	59.3	—	725.5

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2021	$25,033.9	$6,576.5	$11,713.1	$2,391.0	$21,468.2	$(20,664.5)	$46,518.2
As of December 31, 2020	24,981.9	6,450.5	11,695.0	2,375.2	22,089.4	(21,492.4)	46,099.6
17.     ACQUISITION OF ASSETS OF COLUMBIA GAS OF MASSACHUSETTS

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in the first quarter of 2021. The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp.

Preliminary Purchase Price Allocation: The purchase price allocation reflects measurement period adjustments recorded as of March 31, 2021 to reduce the fair values of certain regulatory and plant assets acquired, resulting in a corresponding increase to Goodwill, based on new information received during the measurement period.

The preliminary allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$138
Restricted Cash	57
PP&E	1,193
Goodwill	49
Other Noncurrent Assets, excluding Goodwill	130
Other Current Liabilities	(81)
Other Noncurrent Liabilities	(317)
Cash Purchase Price	$1,169

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2020 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP, calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes a non-GAAP financial measure referencing our 2021 and 2020 earnings and EPS excluding certain acquisition costs and transition costs.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2021 and 2020 results without including these items. We believe the acquisition and transition costs are not indicative of our ongoing costs and performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-

looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2020 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2020 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $366.1 million, or $1.06 per share, in the first quarter of 2021, compared with $334.8 million, or $1.01 per share, in the first quarter of 2020. Our results include after-tax transition and acquisition costs of $6.2 million, or $0.02 per share, in the first quarter of 2021, compared with $3.5 million, or $0.01 per share, in the first quarter of 2020. Excluding those transition and acquisition costs, we earned $372.3 million, or $1.08 per share, in the first quarter of 2021, compared with $338.3 million, or $1.02 per share, in the first quarter of 2020.

•Our electric distribution segment earned $93.2 million, or $0.27 per share, in the first quarter of 2021, compared with $130.1 million, or $0.39 per share, in the first quarter of 2020. First quarter of 2021 electric distribution segment earnings include an after-tax charge of $0.07 per share at CL&P primarily for customer bill credits assessed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Our electric transmission segment earned $135.4 million, or $0.39 per share, in the first quarter of 2021, compared with $126.8 million, or $0.38 per share in the first quarter of 2020. Our natural gas distribution segment earned $147.6 million, or $0.43 per share, in the first quarter of 2021, compared with $85.9 million, or $0.26 per share, in the first quarter of 2020.  Our water distribution segment earned $3.6 million, or $0.01 per share, in the first quarter of 2021, compared with $2.1 million, or $0.01 per share, in the first quarter of 2020.

•Eversource parent and other companies had a net loss of $13.7 million, or $0.04 per share, in the first quarter of 2021, compared with a net loss of $10.1 million, or $0.03 per share, in the first quarter of 2020. Excluding transition and acquisition costs, Eversource parent and other companies had a net loss of $7.5 million, or $0.02 per share, in the first quarter of 2021, compared with a net loss of $6.6 million, or $0.02 per share, in the first quarter of 2020.

•We reaffirmed our projection of our long-term EPS growth rate through 2025 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We now estimate to earn toward the lower end of the 2021 non-GAAP earnings guidance range of between $3.81 per share and $3.93 per share, which excludes the impact of transition costs related to our October 2020 purchase of the assets of CMA. That 2021 non-GAAP earnings estimate includes the $0.07 per share charge for the penalty proceeding for CL&P’s Tropical Storm Isaias response that the PURA commenced on May 6, 2021.

Liquidity:

•Cash flows provided by operating activities totaled $411.4 million in the first quarter of 2021, compared with $420.3 million in the first quarter of 2020. Investments in property, plant and equipment totaled $689.0 million in the first quarter of 2021, compared with $725.5 million in the first quarter of 2020.  Cash totaled $34.1 million as of March 31, 2021, compared with $106.6 million as of December 31, 2020. Our available borrowing capacity under our commercial paper programs totaled $730.8 million as of March 31, 2021.

•In the first quarter of 2021, we issued $350 million of new long-term debt at Eversource parent and we repaid $572 million of long-term debt, consisting of $450 million at Eversource parent and $122 million at PSNH.

•On May 5, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, payable on June 30, 2021 to shareholders of record as of May 20, 2021.
Business Development and Regulatory Items:

•On April 30, 2021, Revolution Wind received BOEM’s Notice of Intent to prepare an Environmental Impact Statement for the review of the Construction Operations Plan application submitted by Revolution Wind.

•On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain applicable storm performance standards and was imprudent in certain instances. Based on its findings, PURA ordered CL&P to adjust its future rates, in a pending or future rate proceeding, to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE). On May 6, 2021, as part of a separate penalty proceeding, PURA issued a notice of violation to CL&P that included an assessment of $30 million, consisting of $28.4 million to be provided as credits on customer bills and a $1.6 million fine to be paid to the State of Connecticut’s general fund. The $30 million assessment was accrued in the first quarter of 2021 and resulted in an after-tax charge of $0.07 per share. We believe we have meritorious defenses and intend to vigorously defend CL&P’s position, but do not have a better estimate of CL&P’s ultimate liability at this time.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended March 31,
	2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$366.1	$1.06	$334.8	$1.01

Regulated Companies (1)	$379.8	$1.10	$344.9	$1.04
Eversource Parent and Other Companies (non-GAAP) (1)	(7.5)	(0.02)	(6.6)	(0.02)
Non-GAAP Earnings	$372.3	$1.08	$338.3	$1.02
Transition and Acquisition Costs (after-tax) (2)	(6.2)	(0.02)	(3.5)	(0.01)
Net Income Attributable to Common Shareholders (GAAP)	$366.1	$1.06	$334.8	$1.01

(1) The 2020 amounts were revised to conform to the current period segment presentation.

(2) The 2020 acquisition costs are associated with our purchase of the assets of CMA on October 9, 2020. The 2021 costs are for the transition of systems as a result of the CMA acquisition and costs associated with our pending water business acquisition.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies	$379.8	$1.10	$344.9	$1.04

Electric Distribution	$93.2	$0.27	$130.1	$0.39
Electric Transmission	135.4	0.39	126.8	0.38
Natural Gas Distribution (1)	147.6	0.43	85.9	0.26
Water Distribution	3.6	0.01	2.1	0.01
Net Income - Regulated Companies	$379.8	$1.10	$344.9	$1.04

(1) The 2020 amounts were revised to conform to the current period segment presentation.

Our electric distribution segment earnings decreased $36.9 million in the first quarter of 2021, as compared to the first quarter of 2020, due primarily to an after-tax charge of $0.07 per share at CL&P for the accrual of a $30 million estimated assessment by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis. Earnings were also unfavorably impacted by higher operations and maintenance expense driven by higher storm restoration costs and higher employee-related expenses due to timing of capital work (primarily meter installations) delayed as a result of increased storms and the impact of COVID-19, as well as higher depreciation expense and higher property tax expense. The earnings decrease was partially offset by base distribution rate increases at CL&P effective May 1, 2020, at NSTAR Electric effective January 1, 2021, and at PSNH effective January 1, 2021, higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements, and the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement.

Our electric transmission segment earnings increased $8.6 million in the first quarter of 2021, as compared to the first quarter of 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $61.7 million in the first quarter of 2021, as compared to the first quarter of 2020, due primarily to the addition of Eversource Gas Company of Massachusetts (EGMA) earnings of $47.3 million. Additionally, the earnings increase was due to base distribution rate increases at NSTAR Gas effective November 1, 2020 and at Yankee Gas effective January 1, 2021 (in customer rates beginning March 1, 2021). The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense and higher property tax expense.

Our water distribution segment earnings increased $1.5 million in the first quarter of 2021, as compared to the first quarter of 2020, due primarily to lower interest expense.

Eversource Parent and Other Companies:  Eversource parent and other companies' had an increased loss of $3.6 million in the first quarter of 2021, as compared to the first quarter of 2020, due primarily to an increase in the acquisition and related transition costs of the CMA asset acquisition of $2.7 million.

Impact of COVID-19

COVID-19 continues to adversely affect customers, workers and the U.S. economy. We continue to operate under our pandemic response plan, which requires remote work arrangements for nearly half of our workforce and other mitigating requirements for those that are required onsite in our electric, natural gas and water operations, construction and management functions. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and increased expenses for cleaning and supplies for personal protective equipment.

As of March 31, 2021, our allowance for uncollectible customer receivable balance of $391.7 million, of which $197.3 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. We continue to evaluate the adequacy of the uncollectible allowance based on an ongoing assessment of accounts receivable collections and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the moratorium on disconnections and the economic slowdown resulting from the COVID-19 pandemic.

Based upon the evaluation performed, in the first quarter of 2021, we increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $15.5 million for Eversource ($5.6 million for CL&P, $3.7 million for NSTAR Electric, and $6.2 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as we believe it is probable that these costs will ultimately be recovered from customers in future rates. As of March 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $47.0 million at Eversource ($8.4 million at CL&P, $14.7 million at NSTAR Electric, $2.3 million at PSNH, and $21.6 million at our natural gas businesses). Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in each of our jurisdictions, we believe each of our state regulatory commissions will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

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

In the first quarter of 2021, net incremental costs incurred as a result of COVID-19 totaled $10.2 million, and related to uncollectible expense that impacts earnings, facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment, net of cost savings and expected benefits under the CARES Act. In the first quarter of 2021, we deferred $9.8 million of these net incremental COVID-19 costs on the balance sheet. Net incremental COVID-19 expenses that reduced pre-tax earnings totaled $0.4 million on the statement of income. As of March 31, 2021, we deferred $33.8 million of net incremental COVID-19 costs on the balance sheet, of which $27.3 million of that deferral related to uncollectible expense that impacts earnings and $6.5 million related to cleaning and supplies for personal protective equipment.

Liquidity

Cash totaled $34.1 million as of March 31, 2021, compared with $106.6 million as of December 31, 2020.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and Aquarion Water Company of Connecticut are parties to a five-year $1.45 billion revolving credit facility, which terminates on December 6, 2024. Eversource parent and EGMA have a short-term $550 million revolving credit facility, which terminates on October 20, 2021. These revolving credit facilities serve to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on December 6, 2024. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,475.7	$1,054.3	$524.3	$945.7	0.23%	0.25%
NSTAR Electric Commercial Paper Program	443.5	195.0	206.5	455.0	0.13%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2021 or December 31, 2020.

On May 15, 2020, CL&P and PSNH entered into uncommitted line of credit agreements, which will expire by May 14, 2021. The CL&P agreements total $450 million and the PSNH agreements total $300 million. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Aquarion Water Company of Connecticut long-term debt issuance in April 2021, $40.0 million of the current portion of long-term debt and $46.8 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of March 31, 2021.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2021, there were intercompany loans from Eversource parent to CL&P of $32.1 million, to PSNH of $196.8 million, and to a subsidiary of NSTAR Electric of $22.5 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuance Authorizations: On February 10, 2021, PURA approved Aquarion Water Company of Connecticut’s request for authorization to issue up to $100 million in long-term debt through December 31, 2021. On March 18, 2021, PSNH filed an application with the NHPUC for authorization to issue up to $350 million in long-term debt through December 31, 2021. On March 22, 2021, CL&P filed an application with PURA for authorization to issue up to $350 million in long-term debt through December 31, 2021. On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.6 billion in long-term debt through December 31, 2023.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
PSNH:
4.05% Series Q First Mortgage Bonds	$(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, redeemed short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity

In April 2021, PSNH provided a redemption notice to the holders of the PSNH 3.20% Series R First Mortgage Bonds that PSNH will redeem the $160 million of bonds on June 1, 2021, the par call date, in advance of the September 1, 2021 maturity date. In April 2021, NSTAR Electric provided a redemption notice to the holders to the NSTAR Electric 3.50% Series F Senior Notes that NSTAR Electric will redeem the $250 million of senior notes on June 15, 2021, the par call date, in advance of the September 15, 2021 maturity date.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $9.6 million of interest payments in the first quarter of 2021, and paid $21.6 million of RRB principal payments and $10.3 million of interest payments in the first quarter of 2020.

Cash Flows:  Cash flows provided by operating activities totaled $411.4 million in the first quarter of 2021, compared with $420.3 million in the first quarter of 2020. Operating cash flows were unfavorably impacted by the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, income tax payments made of $15.8 million in the first quarter of 2021, compared to income tax refunds received of $40.5 million in the same period of 2020, cash payments made in the first quarter of 2021 for storm restoration costs of approximately $44 million related to Tropical Storm Isaias at CL&P, and a $30.3 million increase in Pension and PBOP contributions made in the first quarter of 2021, as compared to 2020. Partially offsetting these unfavorable impacts was the timing of collections for regulatory tracking mechanisms primarily related to the deferred fuel costs at our natural gas distribution business, the addition of EGMA, and the timing of other working capital items.

On May 5, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, payable on June 30, 2021 to shareholders of record as of May 20, 2021. On February 9, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, which was paid on March 31, 2021 to shareholders of record as of March 4, 2021. In the first quarter of 2021, we paid cash dividends of $201.0 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $206.9 million. In the first quarter of 2020, we paid cash dividends of $181.6 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $187.5 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2021, CL&P, NSTAR Electric and PSNH paid $70.1 million, $206.4 million, and $25.2 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first quarter of 2021, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $689.0 million, $198.0 million, $215.5 million, and $68.3 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings: On May 6, 2021, S&P changed CL&P’s outlook from stable to negative and affirmed its existing outlook for Eversource parent, NSTAR Electric and PSNH.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $620.7 million in the first quarter of 2021, compared to $655.7 million in the first quarter of 2020.  These amounts included $47.8 million and $55.4 million in the first quarter of 2021 and 2020, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $20.6 million in the first quarter of 2021, as compared to the first quarter of 2020.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
CL&P	$81.3	$84.8
NSTAR Electric	82.0	76.7
PSNH	23.9	46.3
Total Electric Transmission Segment	$187.2	$207.8

Eastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 23 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court. Oral arguments were held on March 1, 2021. The remaining two upgrades are under construction and are expected to be placed in service in 2022. We estimate our portion of the investment will be approximately $750 million, of which $534 million has been spent and capitalized through March 31, 2021.

Southeastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission and substation upgrades in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. ISO-NE reassessed the need for projects that had yet to be constructed and reconfirmed the need for the majority of the originally identified reinforcements in July 2020. Twelve upgrades in Eversource's service territory were reconfirmed, and a single upgrade was deemed to no longer be required. Of the twelve upgrades, four require siting approvals from the Massachusetts regulatory agencies, of which one has received approval, two are before the agencies and one, a joint project with National Grid, has yet to be filed. Three substation projects will be permitted locally, three projects are under construction and two projects have been placed in-service. We estimate our portion of the investment will be approximately $175 million, of which $32 million has been spent and capitalized through March 31, 2021.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2021
Basic Business	$45.0	$31.3	$13.6	$89.9	$25.4	$1.7	$117.0
Aging Infrastructure	34.1	46.1	19.5	99.7	77.2	16.7	193.6
Load Growth and Other	20.3	35.3	7.7	63.3	12.8	0.1	76.2
Total Distribution	99.4	112.7	40.8	252.9	115.4	18.5	386.8
Solar	—	(1.1)	—	(1.1)	—	—	(1.1)
Total	$99.4	$111.6	$40.8	$251.8	$115.4	$18.5	$385.7
2020
Basic Business	$43.7	$59.6	$9.8	$113.1	$20.0	$1.9	$135.0
Aging Infrastructure	44.1	54.4	22.5	121.0	67.3	15.8	204.1
Load Growth and Other	15.0	24.0	3.1	42.1	10.8	0.1	53.0
Total Distribution	102.8	138.0	35.4	276.2	98.1	17.8	392.1
Solar	—	0.4	—	0.4	—	—	0.4
Total	$102.8	$138.4	$35.4	$276.6	$98.1	$17.8	$392.5

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

Pending Acquisition of New England Service Company: On April 8, 2021, Aquarion and New England Service Company (NESC) entered into a definitive agreement pursuant to which Aquarion would acquire all outstanding shares of NESC. NESC provides regulated water service to approximately 10,000 customers in Connecticut, Massachusetts, and New Hampshire. The acquisition will be structured as a stock-for-stock exchange and Eversource will issue approximately 463,000 common shares at closing. The transaction requires approval from the PURA, DPU, NHPUC and other regulators and is expected to close by the end of 2021.

Offshore Wind Business: Our offshore wind business includes 50 percent ownership interests in both North East Offshore and Bay State Wind, which together hold PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases issued by BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S.

The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300-square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts. In aggregate, these ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy.

We are preparing our final project designs and advancing the appropriate federal, state and local siting and permitting processes along with our offshore wind partner, Ørsted, all of which is competitively sensitive. We currently expect to make investments in our offshore wind business of approximately $300 million to $500 million during 2021, subject to advancing our final project designs and federal, state and local permitting processes. As of March 31, 2021 and December 31, 2020, Eversource's total equity investment balance in its offshore wind business was $921.0 million and $887.1 million, respectively.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	Approved
Revolution Wind	Connecticut	304	20	(1)	Fixed price contracts; no price escalation	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	Approved
South Fork Wind	New York (LIPA)	42	20	$86.25	2 percent average price escalation	Approved
Sunrise Wind	New York (NYSERDA)	924 (2)	25	$110.37 (3)	Fixed price contract; no price escalation	Approved

(1)    The pricing for the Revolution Wind contracts in Connecticut has not been publicly disclosed.
(2)    The contractual capacity increased from 880 MWs to 924 MWs, as allowed under the original agreement with NYSERDA.
(3)    Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

Our offshore wind projects are subject to receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is governed by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state and local agencies could adversely impact the timing of these projects' in-service dates.

Federal Siting and Permitting Process: The South Fork Wind project has commenced the federal siting and permitting process with the filing of its Construction Operations Plan (COP) application with BOEM in 2018. The first major milestone in the BOEM review process is an issuance of a Notice of Intent (NOI) to complete an Environmental Impact Statement (EIS), which South Fork Wind received in 2018. In August 2020, we received the final review schedule from BOEM regarding South Fork Wind’s COP approval. In January 2021, BOEM released its Draft EIS for the South Fork Wind project, which assessed the environmental, social, and economic impacts of constructing the project. Identified impacts were negligible to major adverse impacts to marine and terrestrial archaeological resources and to historic, and non-historic visual resources from project construction and operations. The Draft EIS also analyzed four alternatives to be evaluated as part of the process. Each of the identified alternative configurations had a similar level of environmental impacts, and if an alternative configuration was selected, the South Fork Wind project would still meet the contractual output under its PPA. A Final EIS is expected in the third quarter of 2021 and a final decision is expected in January 2022.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. Both projects received FAST41 designation in 2020. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. We are awaiting BOEM to outline its timeline for completing the review of Sunrise Wind’s COP in an NOI, which we expect to receive in 2021.

State and Local Siting and Permitting Process: South Fork Wind commenced the New York state siting process in 2018. On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Amongst other things, the Joint Proposal included proposed mitigations to certain environmental, community and construction impacts associated with constructing electrical infrastructure. South Fork Wind was initially joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation. On March 18, 2021, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. Two petitions for re-hearing of the New York Public Service Commission decision have been filed, and South Fork Wind responded on May 3, 2021 opposing the re-hearing requests.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project. The Town approved the easements on January 21, 2021 and Trustees approved the lease on January 25, 2021.

State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind application was deemed complete on January 22, 2021 and the preliminary hearing was completed on March 22, 2021. On April 26, 2021, the Rhode Island Energy Facilities Siting Board issued a Preliminary Decision and Order on scheduling with Advisory Opinions for local and state agencies to be submitted by August 26, 2021, and evidentiary hearings will begin prior to October 12, 2021.

Projected In-Service Dates: Based on BOEM’s confirmed permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, we now expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind, we recently received BOEM’s NOI and for Sunrise Wind, we do not have a definitive timeline on when we will receive BOEM’s NOI. Additionally, for both Revolution Wind and Sunrise Wind, we also do not have a definitive timeline on other siting and permitting milestones, and execution of certain large generator interconnection agreements. At this time, we believe that it is unlikely that the projected in-service dates of the end of 2023 and the end of 2024 for Revolution Wind and Sunrise Wind, respectively, will be met. We anticipate concluding on projected in-service dates for Revolution Wind and Sunrise Wind in the second half of 2021, once both BOEM NOIs have been received and analyzed.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2021 and December 31, 2020.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. Supplemental NOPR comments are due May 26, 2021 with reply comments due June 10, 2021. If the FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2019 actual data) on Eversource’s after-tax earnings is approximately $14 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2021, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2020 Form 10-K.

Connecticut:

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $231 million at CL&P and $249 million at Eversource as of March 31, 2021. The estimated cost of restoration will change as additional cost information becomes available and final storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm costs to have a material impact on the financial position or results of operations of Eversource or CL&P.

CL&P Tropical Storm Isaias Response Investigation: In August 2020, PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain applicable storm performance standards and was imprudent in certain instances. Specifically, PURA concluded that CL&P did not satisfy the performance standards for managing its municipal liaison program, timely removing electrical hazards from blocked roads, communicating critical information to its customers, or meeting its obligation to secure adequate external contractor and mutual aid resources in a timely manner. Based on its findings, PURA ordered CL&P to adjust its future rates, in a pending or future rate proceeding, to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE). The decision also requires CL&P to enhance and submit updated emergency response programs incorporating the changes noted within the decision for PURA’s approval by June 30, 2021. PURA explained that additional monetary penalties and further enforcement orders pursuant to Connecticut statute would be considered in a separate proceeding that was initiated on May 6, 2021.

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. PURA directed the $28.4 million to be returned to customers beginning on August 1, 2021 through July 31, 2022. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. Management has accrued the $30 million as the best estimate of the liability at this time. As of March 31, 2021, the total liability was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the income statement. The after-tax earnings impact of this charge was $0.07 per share. We believe we have meritorious defenses and intend to vigorously defend CL&P’s position, but do not have a better estimate of CL&P’s ultimate liability at this time. Hearings will occur in this proceeding with a final decision currently anticipated on July 14, 2021. CL&P also intends to appeal the April 28, 2021 PURA decision.

The estimated annual impact of a 90 basis point ROE reduction at CL&P would be a decrease of approximately $31 million of future annual revenues and approximately $21 million of lower annual earnings. The ROE reduction would impact the income statement prospectively, once new rates are established. We cannot estimate the timing or final impact of any potential ROE change at this time.

CL&P Rate Adjustment Mechanisms (RAM) Filing: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates to ensure that CL&P is not over-collecting revenues in the short-term. Rates were adjusted effective August 1, 2020. On December 2, 2020, PURA issued a final decision in which it adjusted the timing of the annual rate adjustments for the Transmission Adjustment Clause (TAC) charge, the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC), and the Electric System Improvements Tracker (ESI) so that these rates take effect on May 1st of each year, as opposed to the current process of adjusting rates each January 1 and July 1. The final decision also adjusted the timing of new rates for the Competitive Transition Assessment (CTA), System Benefits Charge (SBC) and Revenue Decoupling Mechanism (RDM) to May 1st of each year, as opposed to the current process of adjusting rates on January 1st (for the CTA and SBC) and July 1st (for the RDM), modified the calculation of carrying charges and changed the basis of recovery to rely on more actual versus forecasted information. On March 1, 2021, consistent with this new timing, CL&P filed for new rates for these rate components for effect on May 1, 2021. Additionally, CL&P proposed delaying and extending recovery of 2020 under-recoveries associated with these rates over 31 months beginning October 1, 2021. On April 28, 2021, PURA issued its interim decision on CL&P’s proposal that accepted the May 1, 2021 rate proposals for the CTA, TAC, ESI and RDM, with certain modifications. One of the modifications was that these rate changes would go into effect on June 1, 2021, as opposed to May 1, 2021. Further, PURA elected to keep in place the current rates for the NBFMCC and SBC until further review of the costs being recovered in those rates could be performed. Finally, PURA indicated it would further review CL&P’s proposal to begin recovery of 2020 under-recoveries associated with these rates on October 1, 2021, and what the period of recovery would be at a later time.

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its third annual Performance Based
Rate Adjustment filing on September 15, 2020 and the DPU approved a $29.9 million increase to base distribution rates on December 30, 2020 for effect on January 1, 2021.

New Hampshire:

PSNH Distribution Rates: In connection with the October 9, 2020 settlement agreement, PSNH is permitted step increases effective August 1, 2021 and August 1, 2022 to reflect plant additions in the calendar years 2020 and 2021, respectively. On May 3, 2021, PSNH filed the step adjustment for 2020 plant in service to recover a revenue requirement of $11.1 million, subject to reconciliation after completion of an audit, for rates effective August 1, 2021.

Legislative and Policy Matters

Massachusetts: On March 26, 2021, Governor Baker signed into law a climate change bill which permits electric or natural gas distribution companies to assist Massachusetts municipalities in responding to the risks of climate change by owning solar facilities equal to up to 10 percent of the total installed solar generating capacity in Massachusetts as of July 31, 2020. Such facilities may be paired with energy storage where feasible to do so. This law will allow each of Eversource’s Massachusetts operating companies to own up to approximately 280 MWs of solar generating facilities in addition to the 70 MWs previously constructed at NSTAR Electric.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2020 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies – Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments: See Note 9B, "Commitments and Contingencies – Long-Term Contractual Arrangements," for discussion of material changes to contractual obligations since the Eversource 2020 Form 10-K.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020	Increase
Operating Revenues	$2,825.8	$2,373.7	$452.1
Operating Expenses:
Purchased Power, Fuel and Transmission	998.5	876.5	122.0
Operations and Maintenance	465.5	342.1	123.4
Depreciation	270.7	236.2	34.5
Amortization	108.0	49.8	58.2
Energy Efficiency Programs	188.1	148.4	39.7
Taxes Other Than Income Taxes	209.4	181.5	27.9
Total Operating Expenses	2,240.2	1,834.5	405.7
Operating Income	585.6	539.2	46.4
Interest Expense	137.8	134.7	3.1
Other Income, Net	34.2	24.1	10.1
Income Before Income Tax Expense	482.0	428.6	53.4
Income Tax Expense	114.0	91.9	22.1
Net Income	368.0	336.7	31.3
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$366.1	$334.8	$31.3

Eversource's consolidated financial information includes the results of the acquisition of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020. The natural gas distribution assets acquired from CMA on October 9, 2020 were assigned to EGMA.

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage (Decrease)/Increase
Three Months Ended March 31:	2021	2020		2021	2020		2021	2020
Traditional	1,951	1,906	2.4%	—	—	—%	258	434	(40.6)%
Decoupled and Special Contracts (1)(2)	10,732	10,465	2.6%	66,002	60,563	9.0%	4,478	4,372	2.4%
Total Sales Volumes	12,683	12,371	2.5%	66,002	60,563	9.0%	4,736	4,806	(1.5)%

(1)    Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

(2)    Eversource acquired CMA's natural gas distribution assets on October 9, 2020. Prior year sales volumes have been presented for comparative purposes.

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three months ended March 31, 2021, as compared to the same period in 2020, as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$95.0
Natural Gas Distribution	331.9
Electric Transmission	30.9
Water Distribution	(0.5)
Other	48.4
Eliminations	(53.6)
Total Operating Revenues	$452.1

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $23.2 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the impact of base distribution rate increases at CL&P effective May 1, 2020, at NSTAR Electric effective January 1, 2021, and at PSNH effective January 1, 2021.

•Base natural gas distribution revenues increased $29.0 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to base distribution rate increases at NSTAR Gas effective November 1, 2020, which includes a shift of recovery into base rates of certain GSEP investments, and at Yankee Gas effective January 1, 2021. Although new rates at Yankee Gas were implemented on March 1, 2021 to customers, the provisions of the base distribution rate increase were effective January 1, 2021.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  Tracked revenues also include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for the Massachusetts utilities, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

	Three Months Ended
(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$(29.1)	$29.1
Other distribution tracking mechanisms	45.4	16.7
Wholesale Market Sales Revenue	58.1	4.3

The decrease in energy supply procurement within electric distribution was driven primarily by lower average prices. The increase in energy supply procurement within natural gas distribution was driven by both higher average supply-related sales volumes and higher average prices.

The increase in the electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices for wholesale sales at CL&P in the first quarter of 2021, as compared to the first quarter of 2020. ISO-NE average wholesale market prices increased approximately 125 percent comparatively, primarily driven by increased demand as a result of colder winter temperatures in 2021. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA entered into in 2019, as required by regulation.

EGMA Natural Gas Distribution Revenues: The addition of EGMA increased total operating revenues at the natural gas distribution segment by $252.5 million.

Electric Transmission Revenues:  Electric transmission revenues increased $30.9 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Purchased Power Costs	$(18.3)
Natural Gas Costs	133.7
Transmission Costs	16.7
Eliminations	(10.1)
Total Purchased Power, Fuel and Transmission	$122.0

The decrease in purchased power expense at the electric distribution business was driven primarily by lower average prices associated with the procurement of energy supply, partially offset by higher average supply-related sales volumes. The increase in costs at the natural gas distribution segment was due primarily to the addition of EGMA natural gas supply costs in the first quarter of 2021 as a result of the 2020 CMA asset acquisition of $95.1 million, and higher average supply-related sales volumes and higher average prices.

The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
CL&P estimated assessment by PURA for Tropical Storm Isaias response	$30.0
Employee-related expenses, including labor and benefits	14.9
Storm restoration costs	9.4
Operations-related expenses, including vegetation management, vehicles, and outside services	8.0
Shared corporate costs (including computer software depreciation at Eversource Service)	5.3
Other non-tracked operations and maintenance	1.3
Total Base Electric Distribution (Non-Tracked Costs)	68.9
Tracked Costs (Electric Distribution and Electric Transmission)	8.1
Natural Gas Distribution:
Base (Non-Tracked) Costs, excluding EGMA	4.6
Tracked Costs, excluding EGMA	1.0
EGMA Operations and Maintenance	45.6
Total Natural Gas Distribution	51.2
Water Distribution	—
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	38.9
Transition and Acquisition Costs	3.7
Eliminations	(47.4)
Total Operations and Maintenance	$123.4

Depreciation expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due to higher utility plant in service balances, and due to the addition of EGMA utility plant balances as a result of the 2020 CMA asset acquisition of $11.7 million.

Amortization expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the deferral adjustment of energy supply, energy-related and other costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the deferral adjustment at NSTAR Electric, PSNH and NSTAR Gas, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The increase was also due to the addition of EGMA energy efficiency program costs as a result of the 2020 CMA asset acquisition of $29.7 million. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes and due to the addition of EGMA property taxes as a result of the 2020 CMA asset acquisition of $7.5 million.

Interest Expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($9.4 million) and a decrease in AFUDC related to debt funds and other capitalized interest ($0.6 million), partially offset by a decrease in interest on notes payable ($4.5 million) and a decrease in interest expense on regulatory deferrals ($2.3 million).

Other Income, Net increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($7.4 million) and lower investment losses driven by market volatility ($3.7 million), partially offset by lower AFUDC related to equity funds ($1.4 million).

Income Tax Expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to higher pre-tax earnings ($11.2 million), higher state taxes ($7.3 million), lower share-based payment excess tax benefits ($2.3 million), an increase in a valuation allowance ($1.7 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.7 million), partially offset by an increase in amortization of EDIT ($2.1 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)
Operating Revenues	$987.3	$899.7	$87.6	$737.0	$733.8	$3.2	$293.4	$276.4	$17.0
Operating Expenses:
Purchased Power and Transmission	373.3	374.7	(1.4)	226.5	242.4	(15.9)	91.6	94.1	(2.5)
Operations and Maintenance	175.4	135.6	39.8	143.2	122.3	20.9	54.7	47.1	7.6
Depreciation	83.4	78.4	5.0	82.8	78.3	4.5	29.5	24.3	5.2
Amortization of Regulatory Assets, Net	62.8	6.6	56.2	18.4	27.0	(8.6)	18.5	20.1	(1.6)
Energy Efficiency Programs	35.6	35.5	0.1	75.1	68.7	6.4	10.3	9.4	0.9
Taxes Other Than Income Taxes	91.4	83.0	8.4	54.6	48.8	5.8	22.2	19.8	2.4
Total Operating Expenses	821.9	713.8	108.1	600.6	587.5	13.1	226.8	214.8	12.0
Operating Income	165.4	185.9	(20.5)	136.4	146.3	(9.9)	66.6	61.6	5.0
Interest Expense	39.0	37.8	1.2	32.3	30.9	1.4	14.6	14.5	0.1
Other Income, Net	4.9	1.9	3.0	16.8	12.2	4.6	4.2	3.2	1.0
Income Before Income Tax Expense	131.3	150.0	(18.7)	120.9	127.6	(6.7)	56.2	50.3	5.9
Income Tax Expense	32.9	31.3	1.6	27.0	27.2	(0.2)	11.5	10.7	0.8
Net Income	$98.4	$118.7	$(20.3)	$93.9	$100.4	$(6.5)	$44.7	$39.6	$5.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2021	2020	Increase	Percentage Increase
CL&P	5,154	4,941	213	4.3%
NSTAR Electric	5,578	5,524	54	1.0%
PSNH	1,951	1,906	45	2.4%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $87.6 million at CL&P, $3.2 million at NSTAR Electric, and $17.0 million at PSNH, for the three months ended March 31, 2021, as compared to the same period in 2020.

Base Distribution Revenues:
•CL&P's distribution revenues increased $8.6 million due to the impact of its base distribution rate increase effective May 1, 2020.
•NSTAR Electric's distribution revenues increased $6.6 million due to the impact of its base distribution rate increase effective January 1, 2021.
•PSNH's distribution revenues increased $8.0 million due primarily to the impact of its base distribution rate increase effective January 1, 2021.

Tracked Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  Tracked revenues also include certain incentives earned, return on rate base and on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked revenues increased/(decreased) for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$2.4	$(20.0)	$(11.5)
Other distribution tracking mechanisms	19.7	8.2	17.5
Wholesale Market Sales Revenue	45.0	10.0	3.1

The decrease in energy supply procurement at NSTAR Electric was driven by both lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement at PSNH was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes.

The increase in the electric distribution wholesale market sales revenue at CL&P was due primarily to higher average electricity market prices for wholesale sales in the first quarter of 2021, as compared to the first quarter of 2020. ISO-NE average wholesale market prices increased approximately 125 percent comparatively, primarily driven by increased demand as a result of colder winter temperatures in 2021. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA entered into in 2019, as required by regulation.

Transmission Revenues: Transmission revenues increased $14.4 million at CL&P, $9.8 million at NSTAR Electric, and $6.7 million at PSNH for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $2.3 million at CL&P, $9.9 million at NSTAR Electric and $5.8 million at PSNH for the three months ended March 31, 2021, as compared to the same period in 2020.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$(1.7)	$(6.3)	$(10.3)
Transmission Costs	2.8	0.3	13.6
Eliminations	(2.5)	(9.9)	(5.8)
Total Purchased Power and Transmission	$(1.4)	$(15.9)	$(2.5)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The decrease at CL&P and PSNH was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher average supply-related sales volumes.
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

•The increase in transmission costs at CL&P was due primarily to an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.
•The increase in transmission costs at NSTAR Electric was primarily the result of an increase in costs billed by ISO-NE, partially offset by a decrease in the retail transmission cost deferral.
•The increase in transmission costs at PSNH was primarily the result of an increase in the retail transmission cost deferral and an increase in costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
CL&P estimated assessment by PURA for Tropical Storm Isaias response	$30.0	$—	$—
Employee-related expenses, including labor and benefits	3.2	4.3	(1.3)
Storm restoration costs	2.0	5.8	1.6
Operations-related expenses, including vegetation management, vehicles, and outside services	0.8	3.4	3.8
Shared corporate costs (including computer software depreciation at Eversource Service)	1.6	3.2	0.5
Other non-tracked operations and maintenance	0.2	(0.5)	1.6
Total Base Electric Distribution (Non-Tracked Costs)	37.8	16.2	6.2
Tracked Costs:
Transmission expenses	1.4	—	1.6
Other tracked operations and maintenance	0.6	4.7	(0.2)
Total Tracked Costs	2.0	4.7	1.4
Total Operations and Maintenance	$39.8	$20.9	$7.6

Depreciation increased for the three months ended March 31, 2021, as compared to the same period in 2020, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.
•The decrease at NSTAR Electric was due to the deferral adjustment of energy supply, energy-related costs and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.
•The decrease at PSNH was due to the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement, partially offset by the deferral adjustment of other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increases at NSTAR Electric and PSNH were due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due to a decrease in AFUDC related to debt funds ($1.2 million) and higher interest on long-term debt ($0.8 million), partially offset by a decrease in interest expense on regulatory deferrals ($0.6 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($2.9 million), partially offset by a decrease in interest expense on regulatory deferrals ($1.0 million).
•The increase at PSNH was due to a decrease in AFUDC related to debt funds ($0.5 million) and higher interest on long-term debt ($0.5 million), partially offset by a decrease in interest expense on regulatory deferrals ($0.8 million).

Other Income, Net increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to investment income in 2021 compared to investment losses in 2020 driven by market volatility ($3.8 million) and an increase related to pension, SERP and PBOP non-service income components ($1.6 million), partially offset by a decrease in AFUDC related to equity funds ($2.2 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($2.2 million), investment income in 2021 compared to investment losses in 2020 driven by market volatility ($1.5 million) and an increase in AFUDC related to equity funds ($1.2 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($0.8 million), investment income in 2021 compared to investment losses in 2020 driven by market volatility ($0.6 million) and higher interest income ($0.4 million), partially offset by a decrease in AFUDC related to equity funds ($0.9 million).

Income Tax Expense increased/decreased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to higher state taxes ($1.8 million), lower share-based payment excess tax benefits ($0.8 million), an increase in a valuation allowance ($1.7 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.2 million), partially offset by lower pre-tax earnings ($3.9 million).
•The decrease at NSTAR Electric was due primarily to lower pre-tax earnings ($1.4 million) and lower state taxes ($0.6 million), partially offset by an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), and lower share-based payment excess tax benefits ($0.9 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($1.2 million) and lower share-based payment excess tax benefits ($0.2 million), partially offset by lower state taxes ($0.1 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings decreased $20.3 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to an after-tax charge of $0.07 per share for the accrual of a $30 million estimated assessment by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Earnings were also unfavorably impacted by higher operations and maintenance expense, higher depreciation expense, and higher property tax expense. The earnings decrease was partially offset by the base distribution rate increase effective May 1, 2020, higher earnings from its capital tracker mechanism due to increased electric system improvements, and an increase in transmission earnings driven by a higher transmission rate base.

NSTAR Electric's earnings decreased $6.5 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to higher operations and maintenance expense driven by higher storm restoration costs, higher employee-related expenses due to timing of capital work (primarily related to meter installations) delayed as a result of increased storms and the impact of COVID-19, and higher operations-related expenses. Earnings were also unfavorably impacted by higher property tax expense, and higher depreciation expense. The earnings decrease was partially offset by the base distribution rate increase effective January 1, 2021, and an increase in transmission earnings driven by a higher transmission rate base.

PSNH's earnings increased $5.1 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to the base distribution rate increase effective January 1, 2021, the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement, and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense and higher property tax expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $156.2 million for the three months ended March 31, 2021, as compared to $132.2 million in the same period of 2020. The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms and the timing of cash payments made on our accounts payable. Partially offsetting these favorable impacts were cash payments made in the first quarter of 2021 for storm restoration costs of approximately $44 million related to Tropical Storm Isaias, the timing of cash collections on our accounts receivable, and pension contributions of $18.9 million made in the first quarter of 2021.

NSTAR Electric had cash flows provided by operating activities of $172.6 million for the three months ended March 31, 2021, as compared to $61.7 million in the same period of 2020. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an increase of $46.4 million in income tax refunds received in the first quarter of 2021, as compared to the same period in 2020, the timing of collections for regulatory tracking mechanisms, and the timing of other working capital items, including cash payments on our accounts payable.

PSNH had cash flows provided by operating activities of $74.9 million for the three months ended March 31, 2021, as compared to $58.5 million in the same period of 2020.  The increase in operating cash flows was due primarily to income tax refunds received of $8.3 million in the first quarter of 2021, compared to income tax payments of $1.2 million in the same period of 2020, the timing of collections for regulatory tracking mechanisms, and the timing of other working capital items. Partially offsetting these favorable impacts were the timing of cash payments on our accounts payable.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2021, our regulated companies held collateral (letters of credit or cash) of $15.0 million from counterparties related to our standard service contracts.  As of March 31, 2021, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2020 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2020 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2021 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2020 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2020 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2020 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	—	—	—	—
March 1 - March 31, 2021	2,298	86.37	—	—
Total	2,298	$86.37	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4.1
Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2021, File No. 001-05324)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 10, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 10, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 10, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 10, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer