Form 10-Q
period 2021-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2021-08-06
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Registrant; State of Incorporation; Address; Telephone Number;
Commission File Number; and I.R.S. Employer Identification No.

EVERSOURCE ENERGY
(a Massachusetts voluntary association)
300 Cadwell Drive, Springfield, Massachusetts 01104
Telephone: (800) 286-5000
Commission File Number: 001-05324
I.R.S. Employer Identification No. 04-2147929

THE CONNECTICUT LIGHT AND POWER COMPANY
(a Connecticut corporation)
107 Selden Street, Berlin, Connecticut 06037-1616
Telephone: (800) 286-5000
Commission File Number: 000-00404
I.R.S. Employer Identification No. 06-0303850

NSTAR ELECTRIC COMPANY
(a Massachusetts corporation)
800 Boylston Street, Boston, Massachusetts 02199
Telephone: (800) 286-5000
Commission File Number: 001-02301
I.R.S. Employer Identification No. 04-1278810

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
(a New Hampshire corporation)
Energy Park
780 North Commercial Street, Manchester, New Hampshire 03101-1134
Telephone: (800) 286-5000
Commission File Number: 001-06392
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2021

Eversource Energy Common Shares, $5.00 par value	343,643,255	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The high-voltage direct current (HVDC) and associated alternating-current transmission line project from Canada into New Hampshire
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
Bay State Wind	Bay State Wind LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
North East Offshore	North East Offshore, LLC, an offshore wind business holding company being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, NPT, Aquarion, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
i

EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2020 Form 10-K	The Eversource Energy and Subsidiaries 2020 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity
ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$217,397	$106,599
Receivables, Net (net of allowance for uncollectible accounts of $425,769 and $358,851 as of June 30, 2021 and December 31, 2020, respectively)	1,224,092	1,195,925
Unbilled Revenues	188,356	233,025
Fuel, Materials, Supplies and REC Inventory	187,692	265,599
Regulatory Assets	1,186,851	1,076,556
Prepayments and Other Current Assets	264,451	252,439
Total Current Assets	3,268,839	3,130,143
Property, Plant and Equipment, Net	31,878,551	30,882,523
Deferred Debits and Other Assets:
Regulatory Assets	5,246,381	5,493,330
Goodwill	4,453,618	4,445,988
Investments in Unconsolidated Affiliates	1,205,303	1,107,143
Marketable Securities	462,953	456,617
Other Long-Term Assets	718,995	583,854
Total Deferred Debits and Other Assets	12,087,250	12,086,932
Total Assets	$47,234,640	$46,099,598

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$2,002,500	$1,249,325
Long-Term Debt – Current Portion	799,858	1,053,186
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,061,111	1,370,647
Regulatory Liabilities	532,467	389,430
Other Current Liabilities	665,424	809,214
Total Current Liabilities	5,104,570	4,915,012
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,258,986	4,095,339
Regulatory Liabilities	3,880,131	3,850,781
Derivative Liabilities	275,775	294,535
Asset Retirement Obligations	503,405	499,713
Accrued Pension, SERP and PBOP	1,455,479	1,653,788
Other Long-Term Liabilities	962,166	948,506
Total Deferred Credits and Other Liabilities	11,335,942	11,342,662
Long-Term Debt	15,851,362	15,125,876
Rate Reduction Bonds	475,307	496,912
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid In	8,032,959	8,015,663
Retained Earnings	4,830,058	4,613,201
Accumulated Other Comprehensive Loss	(74,342)	(76,411)
Treasury Stock	(265,878)	(277,979)
Common Shareholders' Equity	14,311,889	14,063,566
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$47,234,640	$46,099,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2021	2020	2021	2020

Operating Revenues	$2,122,538	$1,953,128	$4,948,378	$4,326,854

Operating Expenses:
Purchased Power, Fuel and Transmission	650,087	630,132	1,648,578	1,506,703
Operations and Maintenance	411,147	332,055	876,689	674,117
Depreciation	274,647	240,516	545,352	476,727
Amortization	5,611	23,397	113,624	73,172
Energy Efficiency Programs	128,955	115,354	317,018	263,747
Taxes Other Than Income Taxes	200,486	178,019	409,944	359,613
Total Operating Expenses	1,670,933	1,519,473	3,911,205	3,354,079
Operating Income	451,605	433,655	1,037,173	972,775
Interest Expense	145,435	134,285	283,201	269,000
Other Income, Net	46,619	30,243	80,820	54,347
Income Before Income Tax Expense	352,789	329,613	834,792	758,122
Income Tax Expense	86,389	75,501	200,370	167,379
Net Income	266,400	254,112	634,422	590,743
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$264,520	$252,232	$630,663	$586,984

Basic and Diluted Earnings Per Common Share	$0.77	$0.75	$1.83	$1.75

Weighted Average Common Shares Outstanding:
Basic	343,844,626	337,946,663	343,761,435	334,524,452
Diluted	344,435,696	338,561,649	344,385,193	335,749,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$266,400	$254,112	$634,422	$590,743
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	445	387	852	616
Changes in Unrealized Gains/(Losses) on Marketable Securities	273	269	(463)	429
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	163	(103)	1,680	1,456
Other Comprehensive Income, Net of Tax	881	553	2,069	2,501
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$265,401	$252,785	$632,732	$589,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				368,023			368,023
Dividends on Common Shares - $0.6025 Per Share				(206,913)			(206,913)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,727)				(15,727)
Issuance of Treasury Shares	480,275		16,182			8,981	25,163
Other Comprehensive Income					1,188		1,188
Balance as of March 31, 2021	343,434,298	1,789,092	8,016,118	4,772,431	(75,223)	(268,998)	14,233,420
Net Income				266,400			266,400
Dividends on Common Shares - $0.6025 Per Share				(206,893)			(206,893)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,162				6,162
Issuance of Treasury Shares	166,805		10,679			3,120	13,799
Other Comprehensive Income					881		881
Balance as of June 30, 2021	343,601,103	$1,789,092	$8,032,959	$4,830,058	$(74,342)	$(265,878)	$14,311,889

	For the Six Months Ended June 30, 2020
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				336,633			336,633
Dividends on Common Shares - $0.5675 Per Share				(187,462)			(187,462)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	5,960,000	29,800	402,300				432,100
Long-Term Incentive Plan Activity			(15,295)				(15,295)
Issuance of Treasury Shares	570,542		17,230			10,516	27,746
Capital Stock Expense			(12,314)				(12,314)
Adoption of Accounting Standards Update 2016-13				(1,514)			(1,514)
Other Comprehensive Income					1,948		1,948
Balance as of March 31, 2020	336,411,187	1,759,092	7,479,689	4,322,825	(63,111)	(288,539)	13,209,956
Net Income				254,112			254,112
Dividends on Common Shares - $0.5675 Per Share				(190,964)			(190,964)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	6,000,000	30,000	487,560				517,560
Long-Term Incentive Plan Activity			7,694				7,694
Issuance of Treasury Shares	216,675		12,524			4,024	16,548
Capital Stock Expense			(8,321)				(8,321)
Other Comprehensive Income					553		553
Balance as of June 30, 2020	342,627,862	$1,789,092	$7,979,146	$4,384,093	$(62,558)	$(284,515)	$13,805,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$634,422	$590,743
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	545,352	476,727
Deferred Income Taxes	120,390	86,550
Uncollectible Expense	27,683	20,579
Pension, SERP and PBOP (Income)/Expense, Net	(6,391)	5,441
Pension and PBOP Contributions	(72,400)	(1,323)
Regulatory Over/(Under) Recoveries, Net	46,835	(58,501)
Amortization	113,624	73,172
Other	(154,065)	(40,764)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(85,261)	(66,460)
Fuel, Materials, Supplies and REC Inventory	77,907	59,332
Taxes Receivable/Accrued, Net	(9,113)	120,717
Accounts Payable	(285,670)	(169,251)
Other Current Assets and Liabilities, Net	(145,868)	(91,587)
Net Cash Flows Provided by Operating Activities	807,445	1,005,375

Investing Activities:
Investments in Property, Plant and Equipment	(1,423,223)	(1,400,198)
Proceeds from Sales of Marketable Securities	253,842	250,589
Purchases of Marketable Securities	(240,729)	(239,698)
Investments in Unconsolidated Affiliates, Net	(100,527)	(12,324)
Other Investing Activities	12,661	11,129
Net Cash Flows Used in Investing Activities	(1,497,976)	(1,390,502)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	929,025
Cash Dividends on Common Shares	(402,211)	(366,817)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Increase/(Decrease) in Notes Payable	753,175	(741,870)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,525,000	940,000
Retirement of Long-Term Debt	(1,022,000)	(270,456)
Other Financing Activities	(35,008)	(19,534)
Net Cash Flows Provided by Financing Activities	793,592	444,984
Net Increase in Cash and Restricted Cash	103,061	59,857
Cash and Restricted Cash - Beginning of Period	264,950	117,063
Cash and Restricted Cash - End of Period	$368,011	$176,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$198,390	$90,801
Receivables, Net (net of allowance for uncollectible accounts of $188,760 and $157,447 as of June 30, 2021 and December 31, 2020, respectively)	496,612	459,214
Accounts Receivable from Affiliated Companies	38,840	17,486
Unbilled Revenues	58,191	57,407
Materials and Supplies	51,947	57,924
Regulatory Assets	458,609	345,622
Prepayments and Other Current Assets	44,357	83,950
Total Current Assets	1,346,946	1,112,404
Property, Plant and Equipment, Net	10,479,192	10,234,556
Deferred Debits and Other Assets:
Regulatory Assets	1,745,793	1,866,152
Other Long-Term Assets	273,279	242,862
Total Deferred Debits and Other Assets	2,019,072	2,109,014
Total Assets	$13,845,210	$13,455,974

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Accounts Payable	$290,413	$451,240
Accounts Payable to Affiliated Companies	97,558	51,118
Obligations to Third Party Suppliers	46,898	49,967
Regulatory Liabilities	219,813	137,166
Derivative Liabilities	70,935	68,767
Other Current Liabilities	104,670	102,060
Total Current Liabilities	830,287	860,318
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,460,962	1,408,343
Regulatory Liabilities	1,207,289	1,204,942
Derivative Liabilities	275,775	294,535
Accrued Pension, SERP and PBOP	364,990	478,325
Other Long-Term Liabilities	138,337	133,690
Total Deferred Credits and Other Liabilities	3,447,353	3,519,835
Long-Term Debt	4,335,639	3,914,835
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,810,765	2,810,765
Retained Earnings	2,244,341	2,173,367
Accumulated Other Comprehensive Income	273	302
Common Stockholder's Equity	5,115,731	5,044,786
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,845,210	$13,455,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$829,597	$817,421	$1,816,871	$1,717,124

Operating Expenses:
Purchased Power and Transmission	308,137	315,398	681,411	690,115
Operations and Maintenance	152,394	134,633	327,814	270,230
Depreciation	84,423	79,718	167,828	158,152
Amortization of Regulatory (Liabilities)/Assets, Net	(15,059)	(5,698)	47,716	850
Energy Efficiency Programs	29,524	32,347	65,097	67,826
Taxes Other Than Income Taxes	83,886	79,867	175,278	162,855
Total Operating Expenses	643,305	636,265	1,465,144	1,350,028
Operating Income	186,292	181,156	351,727	367,096
Interest Expense	42,614	38,722	81,592	76,605
Other Income, Net	9,879	8,459	14,787	10,357
Income Before Income Tax Expense	153,557	150,893	284,922	300,848
Income Tax Expense	38,001	33,622	70,967	64,839
Net Income	$115,556	$117,271	$213,955	$236,009
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$115,556	$117,271	$213,955	$236,009
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(6)	(13)	(13)
Changes in Unrealized Gains/(Losses) on Marketable Securities	9	9	(16)	15
Other Comprehensive Income/(Loss), Net of Tax	3	3	(29)	2
Comprehensive Income	$115,559	$117,274	$213,926	$236,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	60,352	2,810,765	2,200,275	270	5,071,662
Net Income				115,556		115,556
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Income					3	3
Balance as of June 30, 2021	6,035,205	$60,352	$2,810,765	$2,244,341	$273	$5,115,731

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of Accounting Standards Update 2016-13				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	60,352	2,535,765	1,838,340	315	4,434,772
Net Income				117,271		117,271
Dividends on Preferred Stock				(1,390)		(1,390)
Other Comprehensive Income					3	3
Balance as of June 30, 2020	6,035,205	$60,352	$2,535,765	$1,954,221	$318	$4,550,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$213,955	$236,009
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	167,828	158,152
Deferred Income Taxes	41,886	33,275
Uncollectible Expense	6,614	6,187
Pension, SERP, and PBOP Expense, Net	3,803	5,886
Pension Contributions	(37,880)	—
Regulatory Underrecoveries, Net	(22,121)	(45,886)
Amortization of Regulatory Assets, Net	47,716	850
Other	(62,137)	(43,064)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(104,262)	(49,800)
Taxes Receivable/Accrued, Net	33,049	31,139
Accounts Payable	(80,007)	(49,574)
Other Current Assets and Liabilities, Net	15,513	(244)
Net Cash Flows Provided by Operating Activities	223,957	282,930

Investing Activities:
Investments in Property, Plant and Equipment	(393,323)	(407,175)
Other Investing Activities	157	146
Net Cash Flows Used in Investing Activities	(393,166)	(407,029)

Financing Activities:
Cash Dividends on Common Stock	(140,200)	(69,500)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Issuance of Long-Term Debt	425,000	—
Increase in Notes Payable to Eversource Parent	—	208,200
Other Financing Activities	(5,180)	(795)
Net Cash Flows Provided by Financing Activities	276,841	135,126
Net Increase in Cash and Restricted Cash	107,632	11,027
Cash and Restricted Cash - Beginning of Period	99,809	4,971
Cash and Restricted Cash - End of Period	$207,441	$15,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$577	$102
Receivables, Net (net of allowance for uncollectible accounts of $98,031 and $91,583 as of June 30, 2021 and December 31, 2020, respectively)	445,853	403,045
Accounts Receivable from Affiliated Companies	21,455	30,095
Unbilled Revenues	47,689	38,342
Materials, Supplies and REC Inventory	74,638	133,894
Taxes Receivable	6,814	65,051
Regulatory Assets	448,030	399,882
Prepayments and Other Current Assets	24,494	21,833
Total Current Assets	1,069,550	1,092,244
Property, Plant and Equipment, Net	10,437,198	10,123,062
Deferred Debits and Other Assets:
Regulatory Assets	1,236,379	1,304,019
Prepaid PBOP	216,692	204,138
Other Long-Term Assets	173,815	162,836
Total Deferred Debits and Other Assets	1,626,886	1,670,993
Total Assets	$13,133,634	$12,886,299

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$555,500	$195,000
Notes Payable to Eversource Parent	21,500	21,300
Long-Term Debt – Current Portion	—	250,000
Accounts Payable	308,106	383,558
Accounts Payable to Affiliated Companies	90,385	95,703
Obligations to Third Party Suppliers	122,760	98,572
Renewable Portfolio Standards Compliance Obligations	47,041	127,536
Regulatory Liabilities	172,988	164,761
Other Current Liabilities	49,826	72,118
Total Current Liabilities	1,368,106	1,408,548
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,504,188	1,459,906
Regulatory Liabilities	1,552,053	1,550,390
Accrued Pension and SERP	127,248	172,571
Other Long-Term Liabilities	348,504	337,245
Total Deferred Credits and Other Liabilities	3,531,993	3,520,112
Long-Term Debt	3,688,259	3,393,221
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,053,942	1,993,942
Retained Earnings	2,447,823	2,527,167
Accumulated Other Comprehensive Income	511	309
Common Stockholder's Equity	4,502,276	4,521,418
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,133,634	$12,886,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$687,375	$660,971	$1,424,418	$1,394,804

Operating Expenses:
Purchased Power and Transmission	191,137	192,304	417,615	434,742
Operations and Maintenance	136,356	115,831	279,576	238,149
Depreciation	83,917	79,520	166,710	157,865
Amortization of Regulatory (Liabilities)/Assets, Net	(2,528)	19,604	15,890	46,612
Energy Efficiency Programs	64,273	56,756	139,373	125,423
Taxes Other Than Income Taxes	54,126	50,583	108,776	99,306
Total Operating Expenses	527,281	514,598	1,127,940	1,102,097
Operating Income	160,094	146,373	296,478	292,707
Interest Expense	37,195	32,955	69,501	63,972
Other Income, Net	21,915	13,112	38,727	25,350
Income Before Income Tax Expense	144,814	126,530	265,704	254,085
Income Tax Expense	33,902	29,062	60,868	56,228
Net Income	$110,912	$97,468	$204,836	$197,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$110,912	$97,468	$204,836	$197,857
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(40)	(43)	(81)	(86)
Qualified Cash Flow Hedging Instruments	179	109	288	218
Changes in Unrealized Gains/(Losses) on Marketable Securities	2	2	(5)	3
Other Comprehensive Income, Net of Tax	141	68	202	135
Comprehensive Income	$111,053	$97,536	$205,038	$197,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	—	1,993,942	2,414,201	370	4,408,513
Net Income				110,912		110,912
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(76,800)		(76,800)
Capital Contributions from Eversource Parent			60,000			60,000
Other Comprehensive Income					141	141
Balance as of June 30, 2021	200	$—	$2,053,942	$2,447,823	$511	$4,502,276

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of Accounting Standards Update 2016-13				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	—	1,813,442	2,249,526	222	4,063,190
Net Income				97,468		97,468
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					68	68
Balance as of June 30, 2020	200	$—	$1,813,442	$2,346,504	$290	$4,160,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$204,836	$197,857
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	166,710	157,865
Deferred Income Taxes	28,742	26,062
Uncollectible Expense	7,394	6,826
Pension, SERP and PBOP Income, Net	(12,990)	(9,296)
Pension Contributions	(10,000)	—
Regulatory Underrecoveries, Net	(12,562)	(59,685)
Amortization of Regulatory Assets, Net	15,890	46,612
Other	(40,315)	(12,534)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(49,324)	(36,627)
Materials, Supplies and REC Inventory	59,256	53,599
Taxes Receivable/Accrued, Net	57,584	5,279
Accounts Payable	(88,729)	(49,881)
Other Current Assets and Liabilities, Net	(80,605)	(113,276)
Net Cash Flows Provided by Operating Activities	245,887	212,801

Investing Activities:
Investments in Property, Plant and Equipment	(426,053)	(447,545)
Other Investing Activities	43	40
Net Cash Flows Used in Investing Activities	(426,010)	(447,505)

Financing Activities:
Cash Dividends on Common Stock	(283,200)	(196,500)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	300,000	400,000
Retirement of Long-Term Debt	(250,000)	(95,000)
Capital Contributions from Eversource Parent	60,000	—
Increase in Notes Payable to Eversource Parent	200	7,800
Increase in Notes Payable	360,500	131,500
Other Financing Activities	(5,909)	(4,946)
Net Cash Flows Provided by Financing Activities	180,611	241,874
Net Increase in Cash and Restricted Cash	488	7,170
Cash and Restricted Cash - Beginning of Period	17,410	6,312
Cash and Restricted Cash - End of Period	$17,898	$13,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$279	$141
Receivables, Net (net of allowance for uncollectible accounts of $17,223 and $17,157 as of June 30, 2021 and December 31, 2020, respectively)	119,138	119,899
Accounts Receivable from Affiliated Companies	7,274	10,925
Unbilled Revenues	51,150	46,041
Materials, Supplies and REC Inventory	23,333	26,829
Regulatory Assets	99,474	115,852
Special Deposits	35,109	36,767
Prepaid Property Taxes	18,527	26,257
Prepayments and Other Current Assets	5,215	10,788
Total Current Assets	359,499	393,499
Property, Plant and Equipment, Net	3,467,810	3,374,270
Deferred Debits and Other Assets:
Regulatory Assets	850,912	873,203
Other Long-Term Assets	21,492	23,733
Total Deferred Debits and Other Assets	872,404	896,936
Total Assets	$4,699,713	$4,664,705

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$48,600	$46,300
Long-Term Debt – Current Portion	—	282,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	122,068	132,635
Accounts Payable to Affiliated Companies	28,191	43,397
Regulatory Liabilities	61,891	58,756
Other Current Liabilities	46,984	58,487
Total Current Liabilities	350,944	664,785
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	546,568	537,627
Regulatory Liabilities	384,675	383,183
Accrued Pension, SERP and PBOP	169,001	184,715
Other Long-Term Liabilities	37,523	37,874
Total Deferred Credits and Other Liabilities	1,137,767	1,143,399
Long-Term Debt	1,163,710	817,070
Rate Reduction Bonds	475,307	496,912
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,088,134	928,134
Retained Earnings	483,927	615,018
Accumulated Other Comprehensive Loss	(76)	(613)
Common Stockholder's Equity	1,571,985	1,542,539
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,699,713	$4,664,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$278,849	$255,224	$572,284	$531,592

Operating Expenses:
Purchased Power and Transmission	80,513	82,560	172,122	176,698
Operations and Maintenance	56,537	54,017	111,201	101,146
Depreciation	29,825	24,750	59,293	49,084
Amortization of Regulatory Assets, Net	26,274	11,563	44,821	31,673
Energy Efficiency Programs	9,365	8,786	19,713	18,150
Taxes Other Than Income Taxes	23,453	20,457	45,603	40,158
Total Operating Expenses	225,967	202,133	452,753	416,909
Operating Income	52,882	53,091	119,531	114,683
Interest Expense	13,821	14,607	28,452	29,087
Other Income, Net	4,260	3,626	8,427	6,817
Income Before Income Tax Expense	43,321	42,110	99,506	92,413
Income Tax Expense	8,688	10,478	20,197	21,180
Net Income	$34,633	$31,632	$79,309	$71,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$34,633	$31,632	$79,309	$71,233
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	266	269	564	538
Changes in Unrealized Gains/(Losses) on Marketable Securities	16	16	(27)	25
Other Comprehensive Income, Net of Tax	282	285	537	563
Comprehensive Income	$34,915	$31,917	$79,846	$71,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	—	928,134	634,494	(358)	1,562,270
Net Income				34,633		34,633
Dividends on Common Stock				(185,200)		(185,200)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					282	282
Balance as of June 30, 2021	301	$—	$1,088,134	$483,927	$(76)	$1,571,985

	For the Six Months Ended June 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of Accounting Standards Update 2016-13				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	—	903,134	507,307	(1,429)	1,409,012
Net Income				31,632		31,632
Other Comprehensive Income					285	285
Balance as of June 30, 2020	301	$—	$903,134	$538,939	$(1,144)	$1,440,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$79,309	$71,233
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	59,293	49,084
Deferred Income Taxes	(842)	9,193
Uncollectible Expense	3,226	1,255
Regulatory Underrecoveries, Net	(6,965)	(31,159)
Amortization of Regulatory Assets, Net	44,821	31,673
Other	(14,445)	(5,191)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(3,717)	(3,237)
Materials, Supplies and REC Inventory	3,496	2,212
Taxes Receivable/Accrued, Net	9,183	(5,790)
Accounts Payable	(29,320)	8,219
Other Current Assets and Liabilities, Net	(5,736)	(8,673)
Net Cash Flows Provided by Operating Activities	138,303	118,819

Investing Activities:
Investments in Property, Plant and Equipment	(134,256)	(169,239)
Other Investing Activities	270	250
Net Cash Flows Used in Investing Activities	(133,986)	(168,989)

Financing Activities:
Cash Dividends on Common Stock	(210,400)	(22,300)
Capital Contributions from Eversource Parent	160,000	—
Issuance of Long-Term Debt	350,000	—
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Retirement of Long-Term Debt	(282,000)	—
Increase in Notes Payable to Eversource Parent	2,300	92,300
Other Financing Activities	(2,941)	(43)
Net Cash Flows (Used in)/Provided by Financing Activities	(4,646)	48,352
Net Decrease in Cash and Restricted Cash	(329)	(1,818)
Cash and Restricted Cash - Beginning of Period	39,555	36,688
Cash and Restricted Cash - End of Period	$39,226	$34,870

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2021 and December 31, 2020, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six months ended June 30, 2021 and 2020. The results of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results expected for a full year.

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

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We are in the early re-entry phase of our pandemic response plan, in which the majority of our employees under remote work arrangements are starting to transition back to the workplace. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for discussion of our evaluation of the allowance for doubtful accounts as of June 30, 2021 in light of the COVID-19 pandemic and Note 2, "Regulatory Accounting," for the amount of net incremental COVID-19 costs deferred on our balance sheet.

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

As of June 30, 2021, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic.

Based upon the evaluation performed, in the first half of 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $32.1 million for Eversource ($12.3 million for CL&P, $6.3 million for NSTAR Electric, and $14.7 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of June 30, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $63.6 million at Eversource ($15.1 million at CL&P, $17.3 million at NSTAR Electric, and $30.1 million at our natural gas businesses).

On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. The NHPUC concluded that New Hampshire utilities would not be permitted to establish a regulatory asset for these items. As a result of the order, in the second quarter of 2021, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

In Connecticut, the moratorium on disconnections of commercial customers ended in June 2021, but is still in place for residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have largely resumed after these moratoria have expired.

Management concluded that the reserve balance as of June 30, 2021 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended 2021
Beginning Balance	$197.3	$194.4	$391.7	$138.4	$36.7	$175.1	$31.1	$58.2	$89.3	$17.3
Uncollectible Expense	—	11.4	11.4	—	2.8	2.8	—	3.5	3.5	2.0
Uncollectible Costs Deferred (1)	16.6	24.5	41.1	9.3	8.3	17.6	4.9	6.9	11.8	(0.3)
Write-Offs	(3.4)	(18.1)	(21.5)	(2.3)	(5.4)	(7.7)	(0.1)	(7.7)	(7.8)	(2.0)
Recoveries Collected	0.2	2.9	3.1	0.2	0.8	1.0	—	1.2	1.2	0.2
Ending Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2

Six Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	27.7	27.7	—	6.6	6.6	—	7.4	7.4	3.2
Uncollectible Costs Deferred (1)	22.0	51.6	73.6	21.2	15.7	36.9	(3.5)	15.2	11.7	0.8
Write-Offs	(6.7)	(34.8)	(41.5)	(5.2)	(9.3)	(14.5)	(0.3)	(15.2)	(15.5)	(4.5)
Recoveries Collected	0.6	6.5	7.1	0.5	1.9	2.4	—	2.8	2.8	0.5
Ending Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended 2020
Beginning Balance	$172.2	$89.9	$262.1	$110.7	$20.2	$130.9	$38.5	$32.6	$71.1	$11.2
Uncollectible Expense	—	9.2	9.2	—	3.0	3.0	—	3.1	3.1	0.6
Uncollectible Costs Deferred (1)	7.1	8.5	15.6	8.6	1.6	10.2	(3.7)	3.5	(0.2)	1.1
Write-Offs	(4.4)	(16.6)	(21.0)	(3.6)	(6.0)	(9.6)	(0.2)	(6.2)	(6.4)	(1.3)
Recoveries Collected	0.6	3.5	4.1	0.6	1.6	2.2	—	1.1	1.1	0.2
Ending Balance	$175.5	$94.5	$270.0	$116.3	$20.4	$136.7	$34.6	$34.1	$68.7	$11.8

Six Months Ended 2020
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense	—	20.6	20.6	—	6.2	6.2	—	6.8	6.8	1.3
Uncollectible Costs Deferred (1)	18.9	17.0	35.9	21.5	3.4	24.9	(7.1)	6.9	(0.2)	2.4
Write-Offs	(9.1)	(33.4)	(42.5)	(7.4)	(9.5)	(16.9)	(0.6)	(14.2)	(14.8)	(3.0)
Recoveries Collected	0.8	6.6	7.4	0.8	2.2	3.0	—	2.8	2.8	0.3
Ending Balance	$175.5	$94.5	$270.0	$116.3	$20.4	$136.7	$34.6	$34.1	$68.7	$11.8

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19 and uncollectible energy supply costs.

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2021				June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$22.1	$4.3	$10.2	$2.7	$10.7	$0.9	$7.1	$1.6
AFUDC Equity	9.2	1.7	6.2	0.3	10.8	3.9	5.3	1.2
Equity in Earnings of Unconsolidated Affiliates (1)	4.7	—	0.1	—	5.9	—	0.1	—
Investment Income	1.9	1.2	0.6	0.3	1.8	2.2	—	0.3
Interest Income	8.4	2.7	4.8	0.9	1.0	1.4	0.5	0.5
Other	0.3	—	—	0.1	—	0.1	0.1	—
Total Other Income, Net	$46.6	$9.9	$21.9	$4.3	$30.2	$8.5	$13.1	$3.6

	For the Six Months Ended
	June 30, 2021				June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$42.2	$7.0	$20.2	$5.4	$23.4	$2.1	$15.0	$3.5
AFUDC Equity	18.4	3.4	12.4	0.9	21.4	7.9	10.3	2.6
Equity in Earnings of Unconsolidated Affiliates (1)	8.4	—	0.2	—	9.8	—	0.2	—
Investment Income/(Loss)	1.3	1.5	0.8	0.4	(2.5)	(1.3)	(1.3)	(0.2)
Interest Income	9.9	2.8	4.9	1.6	1.8	1.6	0.7	0.8
Other	0.6	0.1	0.2	0.1	0.4	0.1	0.5	0.1
Total Other Income, Net	$80.8	$14.8	$38.7	$8.4	$54.3	$10.4	$25.4	$6.8
(1)    Equity in earnings of unconsolidated affiliates includes $2.1 million of pre-tax unrealized gains associated with an investment in a renewable energy fund for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, equity in earnings of unconsolidated affiliates included $2.4 million of primarily realized gains associated with this investment.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Eversource	$39.9	$37.6	$88.5	$80.7
CL&P	35.4	33.1	74.6	68.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2021	As of June 30, 2020
Eversource	$344.8	$336.1
CL&P	66.4	95.0
NSTAR Electric	103.8	75.5
PSNH	33.9	48.3

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$217.4	$198.4	$0.6	$0.3	$106.6	$90.8	$0.1	$0.1
Restricted cash included in:
Special Deposits	71.8	8.6	17.2	35.1	73.6	8.7	17.2	36.8
Marketable Securities	34.1	0.4	0.1	0.6	41.2	0.3	0.1	0.6
Other Long-Term Assets	44.7	—	—	3.2	43.6	—	—	2.1
Cash and Restricted Cash as reported on the Statements of Cash Flows	$368.0	$207.4	$17.9	$39.2	$265.0	$99.8	$17.4	$39.6

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,625.1	$551.7	$653.9	$255.1	$2,794.2	$632.3	$690.0	$267.6
Income Taxes, Net	755.4	460.5	112.2	17.4	747.1	458.9	110.4	15.2
Securitized Stranded Costs	500.5	—	—	500.5	522.1	—	—	522.1
Storm Restoration Costs, Net	745.9	500.2	169.5	76.2	765.6	515.1	186.4	64.1
Regulatory Tracker Mechanisms	950.9	347.5	378.8	79.1	850.5	246.6	332.2	95.3
Derivative Liabilities	279.7	279.7	—	—	296.3	293.1	—	—
Goodwill-related	306.2	—	262.9	—	314.7	—	270.2	—
Asset Retirement Obligations	118.2	33.2	55.8	4.0	118.4	32.1	58.6	3.9
Other Regulatory Assets	151.4	31.6	51.3	18.1	161.0	33.7	56.1	20.9
Total Regulatory Assets	6,433.3	2,204.4	1,684.4	950.4	6,569.9	2,211.8	1,703.9	989.1
Less: Current Portion	1,186.9	458.6	448.0	99.5	1,076.6	345.6	399.9	115.9
Total Long-Term Regulatory Assets	$5,246.4	$1,745.8	$1,236.4	$850.9	$5,493.3	$1,866.2	$1,304.0	$873.2

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $255.6 million (including $115.5 million for CL&P, $77.1 million for NSTAR Electric and $3.1 million for PSNH) and $196.9 million (including $84.1 million for CL&P, $69.8 million for NSTAR Electric and $4.3 million for PSNH) of additional regulatory costs as of June 30, 2021 and December 31, 2020, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of June 30, 2021 and December 31, 2020, these regulatory costs included net incremental COVID-19 related costs deferred of $45.8 million and $24.0 million at Eversource, respectively, of which, $39.1 million and $15.8 million, respectively, related to non-tracked uncollectible expense and the remainder related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. Net incremental COVID-19 related costs deferred at CL&P and NSTAR Electric totaled $13.2 million and $15.8 million, respectively, as of June 30, 2021, and $4.7 million and $11.9 million, respectively, as of December 31, 2020, and primarily related to deferred non-tracked uncollectible expense.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,748.6	$1,005.4	$1,030.5	$364.2	$2,778.6	$1,010.7	$1,044.0	$371.5
Cost of Removal	657.1	108.7	374.4	17.1	624.8	98.4	363.6	12.9
Benefit Costs	70.4	—	60.2	—	83.6	—	72.5	—
Regulatory Tracker Mechanisms	474.7	190.3	147.7	51.0	366.5	148.9	139.7	47.8
AFUDC - Transmission	78.7	43.9	34.8	—	76.8	44.6	32.2	—
Other Regulatory Liabilities	383.1	78.8	77.5	14.3	309.9	39.5	63.2	9.8
Total Regulatory Liabilities	4,412.6	1,427.1	1,725.1	446.6	4,240.2	1,342.1	1,715.2	442.0
Less: Current Portion	532.5	219.8	173.0	61.9	389.4	137.2	164.8	58.8
Total Long-Term Regulatory Liabilities	$3,880.1	$1,207.3	$1,552.1	$384.7	$3,850.8	$1,204.9	$1,550.4	$383.2

Recent Regulatory Developments:

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $225 million at CL&P and $243 million at Eversource as of June 30, 2021. The estimated cost of restoration may continue to change as additional cost information becomes available and final storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

CL&P Tropical Storm Isaias Response Investigation: On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. See Note 9G, “Commitments and Contingencies - CL&P Tropical Storm Isaias Response Investigation,” for an assessment by PURA accrued and recorded within current regulatory liabilities on CL&P’s balance sheet and for further information.

PURA New Rate Design and Rate Review Proceeding: Pursuant to an October 2020 Connecticut law, PURA opened a proceeding related to new rate designs to consider the implementation of an interim rate decrease, low-income and economic development rates for electric customers, and a review of that rate design implementation process. The proceeding has separate phases. The first phase of the proceeding is not expected to have a material impact on CL&P’s earnings, financial position, or cash flows. In the second phase of this case, PURA is considering a potential interim rate decrease for CL&P. It is unclear how such a decrease would relate to the 90 basis point reduction PURA ordered as part of its April 28, 2021 decision concerning Tropical Storm Isaias. It is also unclear how long such a decrease, if implemented, would last. As a result, we cannot predict the ultimate outcome or the resulting financial impact on CL&P. A negative outcome in this phase of the proceeding could adversely impact CL&P’s future revenues, earnings and cash flows. Hearings commenced in May 2021. We expect to receive a draft decision on the interim rate decrease in September 2021, with a final decision in October 2021.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2021	As of December 31, 2020
(Millions of Dollars)
Distribution - Electric	$17,104.8	$16,703.2
Distribution - Natural Gas	6,227.8	6,111.2
Transmission - Electric	12,296.8	11,954.0
Distribution - Water	1,772.7	1,743.1
Solar	200.4	201.5
Utility	37,602.5	36,713.0
Other (1)	1,386.9	1,269.0
Property, Plant and Equipment, Gross	38,989.4	37,982.0
Less: Accumulated Depreciation
Utility	(8,756.6)	(8,476.3)
Other	(525.8)	(477.6)
Total Accumulated Depreciation	(9,282.4)	(8,953.9)
Property, Plant and Equipment, Net	29,707.0	29,028.1
Construction Work in Progress	2,171.6	1,854.4
Total Property, Plant and Equipment, Net	$31,878.6	$30,882.5

	As of June 30, 2021			As of December 31, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$6,989.4	$7,716.5	$2,439.2	$6,820.7	$7,544.4	$2,378.4
Transmission - Electric	5,653.4	4,866.5	1,778.6	5,512.0	4,701.3	1,742.4
Solar	—	200.4	—	—	201.5	—
Property, Plant and Equipment, Gross	12,642.8	12,783.4	4,217.8	12,332.7	12,447.2	4,120.8
Less: Accumulated Depreciation	(2,559.4)	(3,182.8)	(879.9)	(2,475.4)	(3,074.1)	(848.9)
Property, Plant and Equipment, Net	10,083.4	9,600.6	3,337.9	9,857.3	9,373.1	3,271.9
Construction Work in Progress	395.8	836.6	129.9	377.3	750.0	102.4
Total Property, Plant and Equipment, Net	$10,479.2	$10,437.2	$3,467.8	$10,234.6	$10,123.1	$3,374.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2021			As of December 31, 2020
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$14.1	$(0.4)	$13.7	$13.7	$(0.4)	$13.3
Long-Term Derivative Assets:
CL&P	Level 3	55.0	(1.7)	53.3	58.7	(1.8)	56.9
Current Derivative Liabilities:
CL&P	Level 3	(70.9)	—	(70.9)	(68.8)	—	(68.8)
Other	Level 2	—	—	—	(3.3)	0.1	(3.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(275.8)	—	(275.8)	(294.5)	—	(294.5)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both June 30, 2021 and December 31, 2020 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

As of December 31, 2020, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 8.9 million MMBtu of natural gas. These contracts were classified as Level 2 in the fair value hierarchy. NSTAR Gas terminated its financial contracts swap program in April 2021.

For the three months ended June 30, 2021 and 2020, there were gains of $0.9 million and losses of less than $0.1 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2021 and 2020, there were losses of $10.2 million and $18.0 million, respectively.

Fair Value Measurements of Derivative Instruments
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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2021						As of December 31, 2020
CL&P	Range			Weighted Average (1)		Period Covered	Range			Weighted Average (1)		Period Covered
Capacity Prices	$2.61			$2.61	per kW-Month	2025 - 2026	$4.30	—	$5.30	$4.63	per kW-Month	2024 - 2026
Forward Reserve Prices	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024

(1)    Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 6.0 percent through 10.4 percent, or a weighted average of 9.3 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020	2021	2020
Derivatives, Net:
Fair Value as of Beginning of Period	$(293.1)	$(333.8)	$(293.1)	$(329.2)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	0.9	(1.3)	(11.5)	(17.6)
Settlements	12.5	13.1	24.9	24.8
Fair Value as of End of Period	$(279.7)	$(322.0)	$(279.7)	$(322.0)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of June 30, 2021 and December 31, 2020 was $39.9 million and $40.9 million, respectively.  For the three months ended June 30, 2021 and 2020, there were unrealized gains of $1.9 million and $6.6 million respectively, recorded in Other Income, Net related to these equity securities. For the six months ended June 30, 2021 and 2020, there were unrealized gains of $3.0 million and unrealized losses of $2.5 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $207.3 million and $205.1 million as of June 30, 2021 and December 31, 2020, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2021				As of December 31, 2020
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$224.0	$7.0	$(0.1)	$230.9	$213.1	$11.2	$(0.1)	$224.2

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $198.4 million and $192.5 million as of June 30, 2021 and December 31, 2020, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three and six months ended June 30, 2021 and 2020, and no allowance for credit losses as of June 30, 2021. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of June 30, 2021, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$36.5	$36.5
One to five years	67.5	69.4
Six to ten years	49.7	51.4
Greater than ten years	70.3	73.6
Total Debt Securities	$224.0	$230.9
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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2021	As of December 31, 2020
Level 1:
Mutual Funds and Equities	$247.2	$246.0
Money Market Funds	34.1	41.2
Total Level 1	$281.3	$287.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$100.8	$72.9
Corporate Debt Securities	62.8	63.8
Asset-Backed Debt Securities	13.6	11.9
Municipal Bonds	6.4	24.0
Other Fixed Income Securities	13.2	10.4
Total Level 2	$196.8	$183.0
Total Marketable Securities	$478.1	$470.2

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,447.0	$1,054.3	$553.0	$945.7	0.19%	0.25%
NSTAR Electric Commercial Paper Program	555.5	195.0	94.5	455.0	0.11%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2021 or December 31, 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2021.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2021, there were intercompany loans from Eversource parent to PSNH of $48.6 million, and to a subsidiary of NSTAR Electric of $21.5 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.6 billion in long-term debt through December 31, 2023. On May 18, 2021, EGMA filed a petition with the DPU for authorization to issue up to $725 million in long-term debt through December 31, 2023. Currently, EGMA has no external long-term debt and has long-term intercompany borrowings from Eversource parent. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
2.05% Series A First Mortgage Bonds	$425.0	June 2021	July 2031	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric:
3.10% 2021 Debentures	300.0	May 2021	June 2051	Refinanced investments in eligible green expenditures, which were previously financed in 2019 and 2020
3.50% Series F Senior Notes	(250.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
PSNH:
4.05% Series Q First Mortgage Bonds	(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
3.20% Series R First Mortgage Bonds	(160.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
2.20% Series V First Mortgage Bonds	350.0	June 2021	June 2031	Repaid short-term debt, including short-term debt used to redeem Series R First Mortgage Bonds, paid capital expenditures and working capital
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity

In July 2021, CL&P provided notice to the trustee of the CL&P 4.375% PCRBs that CL&P will redeem the $120.5 million of bonds on September 1, 2021, in advance of the 2028 maturity date.

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

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2021	As of December 31, 2020
Restricted Cash - Current Portion (included in Current Assets)	$34.9	$36.8
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	2.1
Securitized Stranded Cost (included in Regulatory Assets)	500.5	522.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.9	9.1
Accrued Interest (included in Other Current Liabilities)	7.7	8.0
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	475.3	496.9

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	4.6	5.0	9.3	10.0

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

The components of net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets for future recovery, are shown below.  The service cost component of net periodic benefit plan expense/(income), less the capitalized portion, is included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit plan expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income. Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include intercompany allocations of net periodic benefit plan expense/(income), as these amounts are cash settled on a short-term basis.

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.4	$5.5	$3.9	$2.2	$3.3	$0.6	$0.6	$0.3
Interest Cost	27.1	6.7	6.7	3.6	4.2	0.8	1.1	0.4
Expected Return on Plan Assets	(87.4)	(21.7)	(27.1)	(11.8)	(19.8)	(2.6)	(9.2)	(1.5)
Actuarial Loss	47.8	10.8	15.3	5.2	1.3	0.4	0.5	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$6.2	$1.3	$(1.1)	$(0.8)	$(16.3)	$(0.5)	$(11.2)	$(0.6)
Intercompany Expense/(Income) Allocations	N/A	$2.3	$2.5	$0.7	N/A	$(0.6)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$39.7	$11.8	$7.9	$4.4	$6.8	$1.2	$1.2	$0.6
Interest Cost	59.7	14.0	13.4	7.2	8.6	1.6	2.2	0.9
Expected Return on Plan Assets	(196.3)	(43.3)	(54.0)	(23.7)	(39.5)	(5.2)	(18.5)	(3.0)
Actuarial Loss	109.4	23.8	30.8	10.1	3.9	0.8	1.1	0.3
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.6)	0.5	(8.4)	0.2
Total Net Periodic Benefit Plan Expense/(Income)	$13.1	$6.3	$(1.7)	$(2.0)	$(30.8)	$(1.1)	$(22.4)	$(1.0)
Intercompany Expense/(Income) Allocations	N/A	$3.6	$4.0	$1.2	N/A	$(0.9)	$(1.0)	$(0.3)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.7	$5.4	$3.8	$2.0	$2.0	$0.4	$0.5	$0.2
Interest Cost	44.3	9.3	9.7	4.8	6.4	1.0	1.6	0.8
Expected Return on Plan Assets	(99.3)	(19.8)	(25.7)	(11.1)	(18.7)	(2.5)	(8.5)	(1.4)
Actuarial Loss	50.7	9.7	14.0	3.9	2.0	0.2	0.5	0.3
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.2)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$14.7	$4.6	$1.9	$(0.4)	$(13.5)	$(0.7)	$(10.2)	$—
Intercompany Expense/(Income) Allocations	N/A	$2.4	$2.3	$0.8	N/A	$(0.2)	$(0.2)	$(0.1)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$38.3	$11.1	$7.6	$4.2	$4.9	$0.9	$1.1	$0.4
Interest Cost	88.6	18.8	19.3	9.7	12.2	2.2	3.3	1.4
Expected Return on Plan Assets	(199.6)	(39.8)	(51.5)	(22.4)	(36.8)	(4.9)	(17.0)	(2.8)
Actuarial Loss	100.0	19.7	27.3	8.0	4.1	0.6	1.2	0.4
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.6)	0.4	(8.5)	0.2
Total Net Periodic Benefit Plan Expense/(Income)	$27.9	$9.8	$2.9	$(0.5)	$(26.2)	$(0.8)	$(19.9)	$(0.4)
Intercompany Expense/(Income) Allocations	N/A	$4.3	$4.2	$1.4	N/A	$(0.6)	$(0.6)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2021		As of December 31, 2020
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$108.8	63	$102.4
CL&P	14	10.7	15	12.3
NSTAR Electric	12	3.9	12	4.7
PSNH	9	6.6	9	7.1

The increase in the reserve balance was due primarily to a change in cost estimate at an NSTAR Gas MGP site under investigation for which we now know of additional remediation that is required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $101.0 million and $92.2 million as of June 30, 2021 and December 31, 2020, respectively, and related primarily to the natural gas business segment.

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

NSTAR Electric
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$48.1	$103.6	$229.3	$339.4	$346.2	$6,527.7	$7,594.3

The table has been updated to include long-term commitments of NSTAR Electric pertaining to the Massachusetts Clean Energy 83D contract, for which construction commenced in 2021. Estimated costs under this contract are expected to begin in 2023 and range between $150 million and $415 million per year under a 20-year contract, totaling approximately $6.7 billion.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and was $0.5 million as of June 30, 2021.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties:

As of June 30, 2021
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$29.7	(1)
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (2)	—	(2)
Sunrise Wind LLC	OREC capacity production (3)	2.2	(3)
South Fork Wind, LLC	Transmission interconnection	1.6	—
Bay State Wind LLC	Real estate purchase	2.5	2022
Various	Surety bonds (4)	59.5	2021 - 2023
Rocky River Realty Company and Eversource Service	Lease payments for real estate	4.4	2024

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies are calculating and will be seeking monetary damages for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020 (DOE Phase V).

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2021 and December 31, 2020.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Construction of the new distribution cable was completed in August 2019, and removal of the portions of the existing cable was completed in January 2020. All issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and subsequently, such litigation then dismissed with prejudice.

G.    CL&P Tropical Storm Isaias Response Investigation
In August 2020, PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. Specifically, PURA concluded that CL&P did not satisfy the performance standards for managing its municipal liaison program, timely removing electrical hazards from blocked roads, communicating critical information to its customers, or meeting its obligation to secure adequate external contractor and mutual aid resources in a timely manner. Based on its findings, PURA ordered CL&P to adjust its future rates in a pending or future rate proceeding to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE), which is currently 9.25 percent. In its decision, PURA explained that additional monetary penalties and further enforcement orders pursuant to Connecticut statute would be considered in a separate proceeding that was initiated on May 6, 2021. On June 10, 2021, CL&P appealed the April 28, 2021 PURA decision.

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. PURA directed the $28.4 million performance penalty to be credited to customers on electric bills beginning on August 1, 2021 through July 31, 2022. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. Management has accrued PURA’s assessment in the first quarter of 2021. As of June 30, 2021, the liability for the assessment was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the six months ended June 30, 2021 income statement. The after-tax earnings impact of this charge was $0.07 per share. The Company believes it has meritorious defenses and intends to vigorously defend CL&P’s position, but does not have an estimate of the ultimate outcome on CL&P’s financial position, results of operations or cash flows at this time.

The estimated annual impact of a 90 basis point ROE reduction at CL&P would be a decrease of approximately $31 million of future annual revenues and approximately $21 million of lower annual earnings. The ROE reduction would impact revenues and earnings prospectively, once new rates are established. PURA stated it intends to use its interim rate decrease proceeding that is currently pending to implement the storm-related return on equity penalty ordered in the April 28, 2021 decision, which is subject to our pending court appeal. In light of our pending court appeal, coupled with the uncertainty of how long that penalty, if implemented, would last, we cannot predict the ultimate outcome or the resulting financial impact on CL&P.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.4	$116.2	$122.2	$43.0	$44.2	$—	$—
Long-Term Debt	16,651.2	18,364.0	4,335.6	5,049.8	3,688.3	4,208.4	1,163.7	1,239.0
Rate Reduction Bonds	518.5	579.6	—	—	—	—	518.5	579.6

As of December 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$169.1	$116.2	$123.4	$43.0	$45.7	$—	$—
Long-Term Debt	16,179.1	18,420.1	3,914.8	4,800.9	3,643.2	4,294.0	1,099.1	1,207.0
Rate Reduction Bonds	540.1	603.4	—	—	—	—	540.1	603.4

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(1.4)	$1.1	$(76.1)	$(76.4)	$(3.0)	$0.7	$(62.8)	$(65.1)

OCI Before Reclassifications	—	(0.5)	(2.4)	(2.9)	—	0.4	(1.6)	(1.2)
Amounts Reclassified from AOCI	0.9	—	4.1	5.0	0.6	—	3.1	3.7
Net OCI	0.9	(0.5)	1.7	2.1	0.6	0.4	1.5	2.5
Balance as of June 30th	$(0.5)	$0.6	$(74.4)	$(74.3)	$(2.4)	$1.1	$(61.3)	$(62.6)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2021 and December 31, 2020	Issued as of
	Par Value		June 30, 2021	December 31, 2020
Eversource	$5	380,000,000	357,818,402	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Treasury Shares: As of June 30, 2021 and December 31, 2020, there were 14,217,299 and 14,864,379 Eversource common shares held as treasury shares, respectively. As of June 30, 2021 and December 31, 2020, Eversource common shares outstanding were 343,601,103 and 342,954,023, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2021 and 2020 and $3.8 million for each of the six months ended June 30, 2021 and 2020. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2021 and December 31, 2020. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. There were no antidilutive share awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, there were 158,242 and 79,121 antidilutive share awards excluded from the EPS computation respectively, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource’s common share issuance on June 15, 2020.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income Attributable to Common Shareholders	$264.5	$252.2	$630.7	$587.0
Weighted Average Common Shares Outstanding:
Basic	343,844,626	337,946,663	343,761,435	334,524,452
Dilutive Effect of:
Share-Based Compensation Awards and Other	591,070	614,986	623,758	681,110
Equity Forward Sale Agreement	—	—	—	543,842
Total Dilutive Effect	591,070	614,986	623,758	1,224,952
Diluted	344,435,696	338,561,649	344,385,193	335,749,404
Basic and Diluted EPS	$0.77	$0.75	$1.83	$1.75

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$882.1	$174.2	$—	$36.0	$—	$—	$1,092.3
Commercial	594.1	89.6	—	16.1	—	(1.3)	698.5
Industrial	82.0	34.8	—	1.1	—	(4.4)	113.5
Total Retail Tariff Sales Revenues	1,558.2	298.6	—	53.2	—	(5.7)	1,904.3
Wholesale Transmission Revenues	—	—	416.9	—	20.3	(345.9)	91.3
Wholesale Market Sales Revenues	97.2	15.7	—	1.0	—	—	113.9
Other Revenues from Contracts with Customers	25.1	1.0	3.4	1.2	309.7	(307.0)	33.4
Total Revenues from Contracts with Customers	1,680.5	315.3	420.3	55.4	330.0	(658.6)	2,142.9
Alternative Revenue Programs	(4.8)	(3.4)	(9.3)	(2.7)	—	(1.2)	(21.4)
Other Revenues (1)	0.8	(0.1)	0.2	0.1	—	—	1.0
Total Operating Revenues	$1,676.5	$311.8	$411.2	$52.8	$330.0	$(659.8)	$2,122.5

	For the Six Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,948.1	$641.1	$—	$63.7	$—	$—	$2,652.9
Commercial	1,154.0	297.4	—	29.8	—	(2.7)	1,478.5
Industrial	165.0	90.8	—	2.2	—	(8.0)	250.0
Total Retail Tariff Sales Revenues	3,267.1	1,029.3	—	95.7	—	(10.7)	4,381.4
Wholesale Transmission Revenues	—	—	811.2	—	39.5	(666.9)	183.8
Wholesale Market Sales Revenues	246.3	42.0	—	1.8	—	—	290.1
Other Revenues from Contracts with Customers	43.4	2.4	6.8	2.4	633.5	(628.3)	60.2
Total Revenues from Contracts with Customers	3,556.8	1,073.7	818.0	99.9	673.0	(1,305.9)	4,915.5
Alternative Revenue Programs	18.2	18.6	(6.6)	(0.9)	—	1.0	30.3
Other Revenues (1)	1.9	—	0.5	0.2	—	—	2.6
Total Operating Revenues	$3,576.9	$1,092.3	$811.9	$99.2	$673.0	$(1,304.9)	$4,948.4

	For the Three Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$916.0	$116.1	$—	$39.7	$—	$—	$1,071.8
Commercial	526.0	67.8	—	15.9	—	(1.3)	608.4
Industrial	77.7	21.1	—	1.2	—	(3.4)	96.6
Total Retail Tariff Sales Revenues	1,519.7	205.0	—	56.8	—	(4.7)	1,776.8
Wholesale Transmission Revenues	—	—	383.4	—	19.2	(332.2)	70.4
Wholesale Market Sales Revenues	60.5	10.1	—	0.9	—	—	71.5
Other Revenues from Contracts with Customers	21.1	1.4	3.3	0.9	264.6	(262.8)	28.5
Total Revenues from Contracts with Customers	1,601.3	216.5	386.7	58.6	283.8	(599.7)	1,947.2
Alternative Revenue Programs	14.2	(5.3)	(10.2)	(3.2)	—	9.4	4.9
Other Revenues (1)	0.7	—	0.2	0.1	—	—	1.0
Total Operating Revenues	$1,616.2	$211.2	$376.7	$55.5	$283.8	$(590.3)	$1,953.1

	For the Six Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,879.7	$354.1	$—	$67.5	$—	$—	$2,301.3
Commercial	1,133.0	202.4	—	30.6	—	(2.3)	1,363.7
Industrial	157.5	49.5	—	2.3	—	(6.6)	202.7
Total Retail Tariff Sales Revenues	3,170.2	606.0	—	100.4	—	(8.9)	3,867.7
Wholesale Transmission Revenues	—	—	719.7	—	36.6	(615.8)	140.5
Wholesale Market Sales Revenues	151.5	23.2	—	1.8	—	—	176.5
Other Revenues from Contracts with Customers	42.6	2.8	6.6	2.0	541.9	(538.9)	57.0
Total Revenues from Contracts with Customers	3,364.3	632.0	726.3	104.2	578.5	(1,163.6)	4,241.7
Alternative Revenue Programs	53.1	26.9	19.6	(2.1)	—	(18.1)	79.4
Other Revenues (1)	4.2	0.9	0.4	0.3	—	—	5.8
Total Operating Revenues	$3,421.6	$659.8	$746.3	$102.4	$578.5	$(1,181.7)	$4,326.9

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$440.8	$304.7	$136.6	$469.3	$311.5	$135.2
Commercial	215.7	296.1	82.8	199.3	261.0	66.1
Industrial	28.4	29.1	24.5	33.3	24.8	19.6
Total Retail Tariff Sales Revenues	684.9	629.9	243.9	701.9	597.3	220.9
Wholesale Transmission Revenues	195.7	160.1	61.1	191.4	142.5	49.5
Wholesale Market Sales Revenues	68.1	18.9	10.2	39.3	13.2	8.0
Other Revenues from Contracts with Customers	9.5	15.3	4.4	8.1	11.1	5.9
Total Revenues from Contracts with Customers	958.2	824.2	319.6	940.7	764.1	284.3
Alternative Revenue Programs	(1.1)	(15.3)	2.3	(7.5)	3.6	7.9
Other Revenues (1)	(0.2)	0.7	0.5	0.2	0.7	—
Eliminations	(127.3)	(122.2)	(43.6)	(116.0)	(107.4)	(37.0)
Total Operating Revenues	$829.6	$687.4	$278.8	$817.4	$661.0	$255.2

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$986.6	$667.1	$294.4	$959.2	$642.4	$278.1
Commercial	429.9	564.4	160.6	425.6	562.9	145.3
Industrial	65.2	53.6	46.2	67.3	51.6	38.6
Total Retail Tariff Sales Revenues	1,481.7	1,285.1	501.2	1,452.1	1,256.9	462.0
Wholesale Transmission Revenues	384.6	307.2	119.4	343.2	277.3	99.2
Wholesale Market Sales Revenues	177.8	43.4	25.1	104.0	27.6	19.9
Other Revenues from Contracts with Customers	16.8	27.0	7.6	17.0	21.8	11.8
Total Revenues from Contracts with Customers	2,060.9	1,662.7	653.3	1,916.3	1,583.6	592.9
Alternative Revenue Programs	7.8	(1.5)	5.3	37.1	23.0	12.6
Other Revenues (1)	0.1	1.8	0.5	1.9	2.1	0.6
Eliminations	(251.9)	(238.6)	(86.8)	(238.2)	(213.9)	(74.5)
Total Operating Revenues	$1,816.9	$1,424.4	$572.3	$1,717.1	$1,394.8	$531.6

(1)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.0 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) and $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended June 30, 2021 and 2020, respectively, and $2.7 million (including $0.4 million at CL&P and $1.8 million at NSTAR Electric) and $2.2 million (including $0.4 million at CL&P and $1.4 million at NSTAR Electric) for the six months ended June 30, 2021 and 2020, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,676.5	$311.8	$411.2	$52.8	$330.0	$(659.8)	$2,122.5
Depreciation and Amortization	(132.3)	(34.6)	(74.5)	(11.5)	(28.4)	1.1	(280.2)
Other Operating Expenses	(1,360.3)	(257.7)	(121.9)	(25.4)	(285.7)	660.3	(1,390.7)
Operating Income, Net	$183.9	$19.5	$214.8	$15.9	$15.9	$1.6	$451.6
Interest Expense	$(61.1)	$(14.6)	$(32.6)	$(8.1)	$(41.8)	$12.8	$(145.4)
Other Income, Net	29.9	4.6	6.8	0.9	309.2	(304.8)	46.6
Net Income Attributable to Common Shareholders	121.6	4.1	137.6	8.9	282.7	(290.4)	264.5

	For the Six Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,576.9	$1,092.3	$811.9	$99.2	$673.0	$(1,304.9)	$4,948.4
Depreciation and Amortization	(354.3)	(80.3)	(148.0)	(22.8)	(55.7)	2.1	(659.0)
Other Operating Expenses	(2,890.8)	(793.6)	(237.3)	(50.5)	(585.2)	1,305.2	(3,252.2)
Operating Income	$331.8	$218.4	$426.6	$25.9	$32.1	$2.4	$1,037.2
Interest Expense	$(114.4)	$(28.5)	$(65.3)	$(16.0)	$(83.4)	$24.4	$(283.2)
Other Income, Net	50.6	8.5	12.2	1.9	733.4	(725.8)	80.8
Net Income Attributable to Common Shareholders	214.9	151.6	273.0	12.6	677.6	(699.0)	630.7
Cash Flows Used for Investments in Plant	510.4	305.9	443.2	53.8	109.9	—	1,423.2

	For the Three Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution (1)	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$1,616.2	$211.2	$376.7	$55.5	$283.8	$(590.3)	$1,953.1
Depreciation and Amortization	(140.7)	(21.2)	(68.8)	(10.8)	(22.7)	0.3	(263.9)
Other Operating Expenses	(1,293.3)	(176.1)	(111.2)	(25.4)	(243.1)	593.5	(1,255.6)
Operating Income	$182.2	$13.9	$196.7	$19.3	$18.0	$3.5	$433.6
Interest Expense	$(54.3)	$(10.7)	$(32.1)	$(8.4)	$(37.6)	$8.8	$(134.3)
Other Income, Net	16.4	0.4	10.6	—	303.2	(300.4)	30.2
Net Income Attributable to Common Shareholders	115.0	2.6	129.5	10.4	282.8	(288.1)	252.2

	For the Six Months Ended June 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution (1)	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$3,421.6	$659.8	$746.3	$102.4	$578.5	$(1,181.7)	$4,326.9
Depreciation and Amortization	(308.1)	(40.3)	(136.2)	(22.2)	(44.0)	0.9	(549.9)
Other Operating Expenses	(2,732.9)	(487.7)	(218.0)	(50.4)	(500.0)	1,184.8	(2,804.2)
Operating Income	$380.6	$131.8	$392.1	$29.8	$34.5	$4.0	$972.8
Interest Expense	$(107.4)	$(22.0)	$(62.7)	$(17.1)	$(80.3)	$20.5	$(269.0)
Other Income, Net	28.9	1.8	15.7	0.1	686.9	(679.1)	54.3
Net Income Attributable to Common Shareholders	245.1	88.6	256.2	12.5	639.2	(654.6)	587.0
Cash Flows Used for Investments in Plant	563.2	205.6	460.8	46.0	124.6	—	1,400.2

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2021	$25,904.6	$6,593.2	$12,289.3	$2,419.6	$21,669.0	$(21,641.1)	$47,234.6
As of December 31, 2020	24,981.9	6,450.5	11,695.0	2,375.2	22,089.4	(21,492.4)	46,099.6

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

Preliminary Purchase Price Allocation: The purchase price allocation reflects measurement period adjustments recorded as of June 30, 2021 to reduce the fair values of certain regulatory and plant assets and certain liabilities acquired, resulting in a corresponding increase to Goodwill, based on new information received during the measurement period.

The preliminary allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$138
Restricted Cash	57
PP&E	1,184
Goodwill	50
Other Noncurrent Assets, excluding Goodwill	131
Other Current Liabilities	(81)
Other Noncurrent Liabilities	(310)
Cash Purchase Price	$1,169

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the Eversource 2020 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP (non-GAAP) that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes a non-GAAP financial measure referencing our 2021 and 2020 earnings and EPS excluding certain acquisition and transition costs.

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    the negative impacts of the novel coronavirus (COVID-19) pandemic, including any new or emerging variants, on our customers, vendors, employees, regulators, and operations,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
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

Financial Condition and Business Analysis

Executive Summary

Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (EGMA) (natural gas utilities) and Aquarion (water utilities). Eversource is organized into the electric distribution, electric transmission, natural gas distribution and water distribution reportable segments.

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $264.5 million, or $0.77 per share, in the second quarter of 2021, and $630.7 million, or $1.83 per share, in the first half of 2021, compared with $252.2 million, or $0.75 per share, in the second quarter of 2020, and $587.0 million, or $1.75 per share, in the first half of 2020. Our results include after-tax transition and acquisition costs of $6.8 million, or $0.02 per share, in the second quarter of 2021, and $13.0 million, or $0.04 per share, in the first half of 2021, compared with $3.9 million, or $0.01 per share, in the second quarter of 2020, and $7.4 million, or $0.02 per share, in the first half of 2020. Excluding those transition and acquisition costs, we earned $271.3 million, or $0.79 per share, in the second quarter of 2021, and $643.7 million, or $1.87 per share, in the first half of 2021, compared with $256.1 million, or $0.76 per share, in the second quarter of 2020, and $594.4 million, or $1.77 per share, in the first half of 2020.

•The first half of 2021 earnings include an after-tax charge of $0.07 per share at CL&P recorded within the electric distribution segment primarily for customer bill credits assessed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020.

•We reaffirmed our projection of our long-term EPS growth rate through 2025 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We estimate to earn toward the lower end of the 2021 non-GAAP earnings guidance range of between $3.81 per share and $3.93 per share, which excludes the impact of transition costs related to our October 2020 purchase of the assets of CMA and acquisition costs. That 2021 non-GAAP earnings estimate includes the $0.07 per share charge for the penalty proceeding for CL&P’s Tropical Storm Isaias response that the PURA assessed on May 6, 2021.

Liquidity:

•Cash flows provided by operating activities totaled $807.4 million in the first half of 2021, compared with $1.01 billion in the first half of 2020. Investments in property, plant and equipment totaled $1.42 billion in the first half of 2021, compared with $1.40 billion in the first half of 2020.  Cash totaled $217.4 million as of June 30, 2021, compared with $106.6 million as of December 31, 2020. Our available borrowing capacity under our commercial paper programs totaled $647.5 million as of June 30, 2021.

•In the first half of 2021, we issued $1.53 billion of new long-term debt, consisting of $425 million at CL&P, $300 million at NSTAR Electric, $350 million at PSNH, $350 million at Eversource parent, and $100 million at Aquarion Water Company of Connecticut. In the first half of 2021, we repaid $1.02 billion of long-term debt, consisting of $250 million at NSTAR Electric, $282 million at PSNH, $450 million at Eversource parent, and $40 million at Aquarion Water Company of Connecticut.

•On May 5, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, paid on June 30, 2021 to shareholders of record as of May 20, 2021.

Regulatory Items:

•On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. On May 6, 2021, as part of a separate penalty proceeding, PURA issued a notice of violation to CL&P that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. We have accrued PURA’s assessment in the first quarter of 2021, which resulted in an after-tax charge of $0.07 per share on the six months ended June 30, 2021 income statement. We believe we have meritorious defenses and intend to vigorously defend CL&P’s position, but do not have an estimate of the ultimate outcome on CL&P’s financial position, results of operations or cash flows at this time. On June 10, 2021, CL&P appealed the April 28, 2021 PURA decision.

•In PURA’s April 28, 2021 decision, PURA also ordered CL&P to adjust its future rates in a pending or future rate proceeding to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE), which is currently 9.25 percent. The estimated annual impact of a 90 basis point ROE reduction at CL&P would be a decrease of approximately $31 million of future annual revenues and approximately $21 million of lower annual earnings. The ROE reduction would impact revenues and earnings prospectively, once new rates are established. In light of our pending court appeal, coupled with the uncertainty of how long that penalty, if implemented, would last, we cannot predict the ultimate outcome or the resulting financial impact on CL&P.

•PURA has an ongoing proceeding related to new rate designs to consider the implementation of an interim rate decrease, low-income and economic development rates for electric customers, and a review of that rate design implementation process. In the second phase of this case, PURA is considering a potential interim rate decrease for CL&P. It is unclear how such a decrease would relate to the 90 basis point reduction PURA ordered as part of its April 28, 2021 decision concerning Tropical Storm Isaias. It is also unclear how long such a decrease, if implemented, would last. As a result, we cannot predict the ultimate outcome or the resulting financial impact on CL&P. A negative outcome in this phase of the proceeding could adversely impact CL&P’s future revenues, earnings and cash flows.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$264.5	$0.77	$252.2	$0.75	$630.7	$1.83	$587.0	$1.75

Regulated Companies (1)	$272.2	$0.79	$257.5	$0.77	$652.1	$1.89	$602.4	$1.79
Eversource Parent and Other Companies (non-GAAP) (1)	(0.9)	—	(1.4)	(0.01)	(8.4)	(0.02)	(8.0)	(0.02)
Non-GAAP Earnings	$271.3	$0.79	$256.1	$0.76	$643.7	$1.87	$594.4	$1.77
Transition and Acquisition Costs (after-tax) (2)	(6.8)	(0.02)	(3.9)	(0.01)	(13.0)	(0.04)	(7.4)	(0.02)
Net Income Attributable to Common Shareholders (GAAP)	$264.5	$0.77	$252.2	$0.75	$630.7	$1.83	$587.0	$1.75

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

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$121.6	$0.35	$115.0	$0.34	$214.9	$0.62	$245.1	$0.73
Electric Transmission	137.6	0.40	129.5	0.39	273.0	0.79	256.2	0.76
Natural Gas Distribution (1)	4.1	0.01	2.6	0.01	151.6	0.44	88.6	0.26
Water Distribution	8.9	0.03	10.4	0.03	12.6	0.04	12.5	0.04
Net Income - Regulated Companies	$272.2	$0.79	$257.5	$0.77	$652.1	$1.89	$602.4	$1.79

(1) The 2020 amounts were revised to conform to the current period segment presentation.

Our electric distribution segment earnings increased $6.6 million in the second quarter of 2021, as compared to the second quarter of 2020, due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2021 and at PSNH effective January 1, 2021, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and higher property tax expense.

Our electric distribution segment earnings decreased $30.2 million in the first half of 2021, as compared to the first half of 2020, due primarily to an after-tax charge of $0.07 per share at CL&P for the accrual of an assessment by PURA recorded in the first quarter of 2021 as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis. Earnings were also unfavorably impacted by higher operations and maintenance expense driven by higher employee-related expenses and higher storm restoration costs, higher depreciation expense, higher property tax expense, and higher interest expense. The earnings decrease was partially offset by base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021 and at CL&P effective May 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements.

Our electric transmission segment earnings increased $8.1 million and $16.8 million in the second quarter and the first half of 2021, respectively, as compared to the second quarter and the first half of 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC.

Our natural gas distribution segment earnings increased $1.5 million in the second quarter of 2021, as compared to the second quarter of 2020, due primarily to base distribution rate increases at Yankee Gas effective January 1, 2021 (with changes to customer rates beginning March 1, 2021) and at NSTAR Gas effective November 1, 2020. The earnings increase was partially offset by a loss from the addition of Eversource Gas Company of Massachusetts (EGMA) operations of $5.6 million due to the seasonality of the natural gas business, higher depreciation expense, and higher property tax expense.

Our natural gas distribution segment earnings increased $63.0 million in the first half of 2021, as compared to the first half of 2020, due primarily to the addition of EGMA earnings of $41.7 million. Additionally, the earnings increase was due to base distribution rate increases at NSTAR Gas effective November 1, 2020 and at Yankee Gas effective January 1, 2021 (with changes to customer rates beginning March 1, 2021), and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, and higher property tax expense.

Our water distribution segment earnings decreased $1.5 million and increased $0.1 million in the second quarter and the first half of 2021, respectively, as compared to the second quarter and the first half of 2020. The earnings decrease in the second quarter was due primarily to lower revenues due to the sale of the Hingham, Massachusetts water system in the third quarter of 2020.

Eversource Parent and Other Companies:  Eversource parent and other companies had increased losses of $2.4 million and $6.0 million in the second quarter and the first half of 2021, respectively, as compared to the second quarter and the first half of 2020, due primarily to an increase in the transition and integration costs of EGMA of $2.9 million and $5.6 million, respectively.

Impact of COVID-19

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We are in the early re-entry phase of our pandemic response plan, in which the majority of our employees under remote work arrangements are starting to transition back to the workplace. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and increased expenses for cleaning and supplies for personal protective equipment.

As of June 30, 2021, our allowance for uncollectible customer receivable balance of $425.8 million, of which $210.7 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. We continue to evaluate the adequacy of the uncollectible allowance based on an ongoing assessment of accounts receivable collections and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment. This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic.

Based upon the evaluation performed, in the first half of 2021, we increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $32.1 million for Eversource ($12.3 million for CL&P, $6.3 million for NSTAR Electric, and $14.7 million at our natural gas businesses). These COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as we believe it is probable that these costs will ultimately be recovered from customers in future rates. As of June 30, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $63.6 million at Eversource ($15.1 million at CL&P, $17.3 million at NSTAR Electric, and $30.1 million at our natural gas businesses). Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. The NHPUC concluded that New Hampshire utilities would not be permitted to establish a regulatory asset for these items. As a result of the order, in the second quarter of 2021, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

In Connecticut, the moratorium on disconnections of commercial customers ended in June 2021, but is still in place for residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have largely resumed after these moratoria have expired.

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

In the first half of 2021, net incremental costs incurred as a result of COVID-19 totaled $23.8 million, and related to uncollectible expense that impacts earnings, facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment, net of cost savings and benefits under the CARES Act. In the first half of 2021, we deferred $21.8 million of these net incremental COVID-19 costs on the balance sheet. Net incremental COVID-19 expenses that reduced pre-tax earnings totaled $2.0 million on the statement of income in the first half of 2021. As of June 30, 2021, we deferred $45.8 million of net incremental COVID-19 costs on the balance sheet, of which $39.1 million of that deferral related to uncollectible expense that impacts earnings and $6.7 million related to cleaning and supplies for personal protective equipment.

Liquidity

Cash totaled $217.4 million as of June 30, 2021, compared with $106.6 million as of December 31, 2020.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,447.0	$1,054.3	$553.0	$945.7	0.19%	0.25%
NSTAR Electric Commercial Paper Program	555.5	195.0	94.5	455.0	0.11%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2021 or December 31, 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2021, there were intercompany loans from Eversource parent to PSNH of $48.6 million, and to a subsidiary of NSTAR Electric of $21.5 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.6 billion in long-term debt through December 31, 2023. On May 18, 2021, EGMA filed a petition with the DPU for authorization to issue up to $725 million in long-term debt through December 31, 2023. Currently, EGMA has no external long-term debt and has long-term intercompany borrowings from Eversource parent. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
2.05% Series A First Mortgage Bonds	$425.0	June 2021	July 2031	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric:
3.10% 2021 Debentures	300.0	May 2021	June 2051	Refinanced investments in eligible green expenditures, which were previously financed in 2019 and 2020
3.50% Series F Senior Notes	(250.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
PSNH:
4.05% Series Q First Mortgage Bonds	(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
3.20% Series R First Mortgage Bonds	(160.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
2.20% Series V First Mortgage Bonds	350.0	June 2021	June 2031	Repaid short-term debt, including short-term debt used to redeem Series R First Mortgage Bonds, paid capital expenditures and working capital
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity

In July 2021, CL&P provided notice to the trustee of the CL&P 4.375% PCRBs that CL&P will redeem the $120.5 million of bonds on September 1, 2021, in advance of the 2028 maturity date.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $9.6 million of interest payments in the first half of 2021, and paid $21.6 million of RRB principal payments and $10.3 million of interest payments in the first half of 2020.

Cash Flows:  Cash flows provided by operating activities totaled $807.4 million in the first half of 2021, compared with $1.01 billion in the first half of 2020. Operating cash flows were unfavorably impacted by income tax payments made of $91.0 million in the first half of 2021, compared with income tax refunds received of $37.9 million in the first half of 2020, the timing of cash payments made on our accounts payable, a $71.1 million increase in Pension and PBOP contributions made in the first half of 2021, cash payments made in the first half of 2021 for storm restoration costs of approximately $49 million related to Tropical Storm Isaias at CL&P, the timing of cash collections on our accounts receivable, and the timing of other working capital items. These unfavorable impacts were partially offset by improvements in the timing of collections for regulatory tracking mechanisms and the addition of cash flows of EGMA.

On May 5, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, paid on June 30, 2021 to shareholders of record as of May 20, 2021. In the first half of 2021, we paid cash dividends of $402.2 million and issued non-cash dividends of $11.6 million in the form of treasury shares, totaling dividends of $413.8 million. In the first half of 2020, we paid cash dividends of $366.8 million and issued non-cash dividends of $11.6 million in the form of treasury shares, totaling dividends of $378.4 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2021, CL&P, NSTAR Electric and PSNH paid $140.2 million, $283.2 million, and $210.4 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first half of 2021, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.42 billion, $393.3 million, $426.1 million, and $134.3 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings: On May 6, 2021, S&P changed CL&P’s outlook from stable to negative and affirmed its existing outlook for Eversource parent, NSTAR Electric and PSNH. On June 14, 2021, Moody’s changed Eversource parent’s and CL&P’s outlook from stable to negative.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $1.46 billion in the first half of 2021, compared to $1.44 billion in the first half of 2020.  These amounts included $105.6 million and $127.0 million in the first half of 2021 and 2020, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $22.0 million in the first half of 2021, as compared to the first half of 2020.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020
CL&P	$163.4	$192.7
NSTAR Electric	199.8	159.9
PSNH	72.1	104.7
Total Electric Transmission Segment	$435.3	$457.3

Eastern Massachusetts and New Hampshire Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 23 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court. On June 25, 2021, the Massachusetts Supreme Judicial Court rejected the Town’s appeal, affirming all aspects of the Siting Board’s final decision. On March 11, 2021, Protect Sudbury filed a petition with the Surface Transportation Board, a federal agency, claiming the Massachusetts Bay Transportation Authority (MBTA) did not have the right to lease a portion of its inactive railroad corridor, a claim previously rejected by the Massachusetts Land Court. MBTA filed its response on April 30, 2021 and a decision is anticipated by the end of the year. The two other remaining upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service in 2022. We estimate our portion of the investment will be approximately $750 million, of which, $549 million has been spent and capitalized through June 30, 2021.

Southeastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission and substation upgrades in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. Of the twelve upgrades in Eversource’s service territory, four require siting approvals from the Massachusetts regulatory agencies, of which, one has received approval and is currently under construction, two have completed hearings and are awaiting orders and one, a joint project with National Grid, has yet to be filed. In addition to the project with siting approval, three additional projects, permitted locally, are under construction, and five projects have been placed in-service. We estimate our portion of the investment will be approximately $175 million, of which, $36 million has been spent and capitalized through June 30, 2021.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2021
Basic Business	$102.0	$79.4	$26.9	$208.3	$97.3	$6.6	$312.2
Aging Infrastructure	71.8	106.0	33.1	210.9	207.4	44.1	462.4
Load Growth and Other	36.0	68.2	6.6	110.8	32.4	0.3	143.5
Total Distribution	209.8	253.6	66.6	530.0	337.1	51.0	918.1
Solar	—	(1.1)	—	(1.1)	—	—	(1.1)
Total	$209.8	$252.5	$66.6	$528.9	$337.1	$51.0	$917.0
2020
Basic Business	$92.8	$101.9	$22.1	$216.8	$38.3	$4.9	$260.0
Aging Infrastructure	91.0	113.6	45.0	249.6	175.8	49.6	475.0
Load Growth and Other	36.2	51.0	8.1	95.3	23.4	0.4	119.1
Total Distribution	220.0	266.5	75.2	561.7	237.5	54.9	854.1
Solar	—	1.0	—	1.0	—	—	1.0
Total	$220.0	$267.5	$75.2	$562.7	$237.5	$54.9	$855.1

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

Pending Acquisition of New England Service Company: On April 8, 2021, Aquarion and New England Service Company (NESC) entered into a definitive agreement pursuant to which Aquarion would acquire all outstanding shares of NESC. NESC provides regulated water service to approximately 10,000 customers in Connecticut, Massachusetts, and New Hampshire. The acquisition will be structured as a stock-for-stock exchange and Eversource will issue approximately 463,000 common shares at closing. The transaction requires approval from the PURA, DPU, NHPUC and other regulators and is expected to close by the end of 2021. On August 3, 2021, NESC shareholders voted to approve the pending acquisition.

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

We are preparing our final project designs and advancing the appropriate federal, state and local siting and permitting processes along with our offshore wind partner, Ørsted, all of which is competitively sensitive. We currently expect to make investments in our offshore wind business of approximately $300 million to $500 million during 2021, subject to advancing our final project designs and federal, state and local permitting processes. As of June 30, 2021 and December 31, 2020, Eversource's total equity investment balance in its offshore wind business was $982.6 million and $887.1 million, respectively.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	Approved
Revolution Wind	Connecticut	304	20	$98.43 - $99.50	Fixed price contracts; no price escalation	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	Approved
South Fork Wind	New York (LIPA)	42	20	$86.25	2 percent average price escalation	Approved
Sunrise Wind	New York (NYSERDA)	924 (1)	25	$110.37 (2)	Fixed price contract; no price escalation	Approved

(1)    The contractual capacity increased from 880 MWs to 924 MWs, as allowed under the original agreement with NYSERDA.
(2)    Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. Both projects received FAST41 designation in 2020. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the first quarter of 2023, and a final decision is expected in the third quarter of 2023. For Sunrise Wind, we are awaiting BOEM to outline its timeline for completing the review of its COP in an NOI, which we expect to receive in 2021.

State and Local Siting and Permitting Process: South Fork Wind commenced the New York state siting process in 2018. On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Among other things, the Joint Proposal included proposed mitigations to certain environmental, community and construction impacts associated with constructing electrical infrastructure. South Fork Wind was joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation. On March 18, 2021, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. Two petitions for re-hearing of the New York Public Service Commission decision have been filed, and South Fork Wind responded on May 3, 2021 opposing the re-hearing requests. In April 2021, South Fork Wind filed its Environmental Management and Construction Plan with the New York Public Service Commission, which details the plans on how the project will be constructed in accordance with the conditions of the approved Joint Proposal. Comments from reviewing agencies and parties have been received and South Fork Wind is in the process of reviewing and addressing those comments in the plan.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project. The Town approved the easements on January 21, 2021, and Trustees approved the lease on January 25, 2021.

State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind state siting application was deemed complete on January 22, 2021, and the preliminary hearing was completed on March 22, 2021. On April 26, 2021, the Rhode Island Energy Facilities Siting Board issued a Preliminary Decision and Order on scheduling with Advisory Opinions for local and state agencies to be submitted by August 26, 2021, and evidentiary hearings will begin prior to October 12, 2021. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process for the project.

Projected In-Service Dates: Based on BOEM’s permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, we expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind, based on the BOEM permit schedule included in the NOI, we currently expect an in-service date in 2025, and are continuing to analyze the overall project schedule. For Sunrise Wind, we do not yet have BOEM’s permitting timeline. Therefore, depending on the schedule included in the pending BOEM NOI, we would expect an in-service date in 2025 for Sunrise Wind.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of June 30, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of June 30, 2021 and December 31, 2020.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing the Commission’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If the FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2020 actual data) on Eversource’s after-tax earnings is approximately $15 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2021, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2020 Form 10-K.

Connecticut:

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $225 million at CL&P and $243 million at Eversource as of June 30, 2021. The estimated cost of restoration may continue to change as additional cost information becomes available and final storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

CL&P Tropical Storm Isaias Response Investigation: In August 2020, PURA opened a docket to investigate the preparation for and response to Tropical Storm Isaias by Connecticut utilities, including CL&P. On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. Specifically, PURA concluded that CL&P did not satisfy the performance standards for managing its municipal liaison program, timely removing electrical hazards from blocked roads, communicating critical information to its customers, or meeting its obligation to secure adequate external contractor and mutual aid resources in a timely manner. Based on its findings, PURA ordered CL&P to adjust its future rates in a pending or future rate proceeding to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE), which is currently 9.25 percent. In its decision, PURA explained that additional monetary penalties and further enforcement orders pursuant to Connecticut statute would be considered in a separate proceeding that was initiated on May 6, 2021. On June 10, 2021, CL&P appealed the April 28, 2021 PURA decision.

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. PURA directed the $28.4 million performance penalty to be credited to customers on electric bills beginning on August 1, 2021 through July 31, 2022. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. We have accrued PURA’s assessment in the first quarter of 2021. As of June 30, 2021, the liability for the assessment was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the six months ended June 30, 2021 income statement. The after-tax earnings impact of this charge was $0.07 per share. We believe we have meritorious defenses and intend to vigorously defend CL&P’s position, but do not have an estimate of the ultimate outcome on CL&P’s financial position, results of operations or cash flows at this time.

The estimated annual impact of a 90 basis point ROE reduction at CL&P would be a decrease of approximately $31 million of future annual revenues and approximately $21 million of lower annual earnings. The ROE reduction would impact revenues and earnings prospectively, once new rates are established. PURA stated it intends to use its interim rate decrease proceeding that is currently pending to implement the storm-related return on equity penalty ordered in the April 28, 2021 decision, which is subject to our pending court appeal. In light of our pending court appeal, coupled with the uncertainty of how long that penalty, if implemented, would last, we cannot predict the ultimate outcome or the resulting financial impact on CL&P.

PURA New Rate Design and Rate Review Proceeding: Pursuant to an October 2020 Connecticut law, PURA opened a proceeding related to new rate designs to consider the implementation of an interim rate decrease, low-income and economic development rates for electric customers, and a review of that rate design implementation process. The proceeding has separate phases. In the first phase, PURA issued a final decision on June 23, 2021 directing CL&P to offer new rates to certain small commercial and industrial customers that will reduce demand charges and instead include volumetric charges for electricity based on kWh used. Customers can elect to transition to these new offered rates, which are effective November 1, 2021. CL&P does not expect the PURA decision in the first phase of the proceeding to have a material impact on its earnings, financial position, or cash flows.

In the second phase of this case, PURA is considering a potential interim rate decrease for CL&P. It is unclear how such a decrease would relate to the 90 basis point reduction PURA ordered as part of its April 28, 2021 decision concerning Tropical Storm Isaias. It is also unclear how long such a decrease, if implemented, would last. As a result, we cannot predict the ultimate outcome or the resulting financial impact on CL&P. A negative outcome in this phase of the proceeding could adversely impact CL&P’s future revenues, earnings and cash flows. Hearings commenced in May 2021. We expect to receive a draft decision on the interim rate decrease in September 2021, with a final decision in October 2021. As part of the second phase, PURA is also investigating low-income and other economic development rates. A procedural schedule for this part of the second phase has not yet been set by PURA. We cannot estimate the final impact to CL&P as a result of this proceeding at this time.

Residential Customer Bill Credits and Reimbursements for Storm-Related Outages: On June 30, 2021, in accordance with an October 2020 Connecticut law, PURA issued a final decision establishing standards and procedures for residential customers to receive bill credits and other compensation for spoiled food and medicine from Connecticut utilities, including CL&P, after future weather-related emergencies. The PURA decision requires, effective after July 1, 2021, that Connecticut utilities provide customers with a $25 bill credit for each 24-hour period of time subsequent to 96 consecutive hours of an electric distribution outage after a major storm or emergency. The decision also authorizes residential customers to submit a claim to receive up to $250 in compensation for any medication and food that expired or spoiled due to an electric distribution outage lasting longer than 96 consecutive hours. The decision also establishes a process by which the electric utilities (i) can elect to submit a filing within seven days of a storm event that proposes when the 96-hour time period commenced for that storm event based on relevant weather data, when it was safe to deploy crews into the field, and the other relevant factors identified in the decision; and (ii) can elect to seek within 14 days of a storm event a waiver from providing customer bill credits, for reasons such as line worker safety and continuing emergency or potentially hazardous conditions that prevented or delayed restoration activities.

CL&P Rate Adjustment Mechanisms (RAM) Filing: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates. Rates were adjusted effective August 1, 2020. On December 2, 2020, PURA issued a final decision in which it adjusted the timing of the annual rate adjustments for the Transmission Adjustment Clause (TAC) charge, the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC), the Electric System Improvements Tracker (ESI), Competitive Transition Assessment (CTA), System Benefits Charge (SBC) and Revenue Decoupling Mechanism (RDM) so that these rates take effect on May 1st of each year. On March 1, 2021, consistent with this new timing, CL&P filed for new rates for these rate components for effect on May 1, 2021. Additionally, CL&P proposed delaying and extending recovery of 2020 under-recoveries associated with these rates beginning October 1, 2021. On April 28, 2021, PURA issued its interim decision on CL&P’s proposal that accepted the May 1, 2021 rate proposals for the CTA, TAC, ESI and RDM, but ordered that these rate changes go into effect on June 1, 2021, as opposed to May 1, 2021. Further, PURA elected to keep in place the current rates for the NBFMCC and SBC until further review of the costs being recovered in those rates could be performed. Finally, PURA indicated it would further review CL&P’s proposal to begin recovery of 2020 under-recoveries associated with these rates on October 1, 2021, and over what the period of recovery would be at a later time. We expect to receive a draft decision in August and a final decision on September 15, 2021.

CL&P Impact of 2021 Rate Changes: On June 1, 2021, CL&P implemented an overall rate increase of $0.00411 per kWh for residential customers. The rate increase included delivery rate changes for the CTA, TAC, ESI and RDM charges. Partially offsetting the rate increase was a base distribution rate decrease, which was driven by a reduction to storm cost amortization resulting from a 2019 PURA decision. For residential customers with 700 kWh monthly usage, the impact of the June 1, 2021 rate changes equated to an increase of $2.88 on monthly customer bills. For residential customers on standard offer service, on July 1, 2021, CL&P implemented a decrease in the supply rate, resulting in an overall rate decrease of $0.01388 per kWh. For residential customers on standard offer service with 700 kWh monthly usage, the impact of the July 1, 2021 rate decrease equated to a reduction of $9.72 on monthly customer bills.

By September 1, 2021, CL&P expects to adjust its rates for the $28.4 million penalty imposed by PURA for non-compliance with performance standards that will be provided as credits on customer bills. This credit will go back to customers over a one-year period. On October 1, 2021, CL&P expects to implement new NBFMCC and SBC delivery rates and to adjust rates for $196 million of under-recoveries as of December 31, 2020 associated with the NBFMCC, TAC and RDM. We expect a final decision from PURA on these rate changes and the corresponding collection period for the under-recoveries balance on September 15, 2021.

Massachusetts:

NSTAR Electric Grid Modernization and AMI Filing: On July 1, 2021, NSTAR Electric submitted for DPU approval its four-year $198.8 million grid modernization plan for the years 2022 through 2025 and proposed $620 million Advanced Metering Infrastructure (AMI) investment and implementation plan for the years 2023 through 2028. As required, the plan includes a ten-year vision, five-year strategic plan, including a full deployment of advanced metering functionality, separate four-year grid-facing and customer-facing short-term investment plans, and a composite business case in support of the AMI plan. NSTAR Electric has requested expedited approval of $38.3 million of the $198.8 million grid modernization plan before December 2021 for previously approved continuing investments that are currently in process and are expected to be spent in 2022 so these activities will not be interrupted pending full plan approval. NSTAR Electric expects DPU guidance for all investment years by the second quarter of 2022. For AMI investments, additional review of the cost recovery mechanism will be conducted in a subsequent proceeding that will be filed later in 2021 with a decision expected in the second half of 2022.

New Hampshire:

COVID Regulatory Docket: On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in the context of the utility’s next rate case when related costs, to the extent those costs remain relevant under test year based rate-setting, would be considered in the context of the utility’s full revenue requirement and overall rate of return. The NHPUC concluded that New Hampshire utilities would not be permitted to establish a regulatory asset for these items. As a result of the order, in the second quarter of 2021, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs.

PSNH Distribution Rates: In connection with an October 9, 2020 settlement agreement, PSNH is permitted step increases effective August 1, 2021 and August 1, 2022 to reflect plant additions in the calendar years 2020 and 2021, respectively. On July 30, 2021, the NHPUC approved the step adjustment for 2020 plant in service to recover a revenue requirement of $11.0 million, subject to reconciliation after completion of an audit, for rates effective August 1, 2021.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020	Increase/(Decrease)	2021	2020	Increase
Operating Revenues	$2,122.5	$1,953.1	$169.4	$4,948.4	$4,326.9	$621.5
Operating Expenses:
Purchased Power, Fuel and Transmission	650.1	630.1	20.0	1,648.6	1,506.7	141.9
Operations and Maintenance	411.1	332.1	79.0	876.7	674.1	202.6
Depreciation	274.6	240.5	34.1	545.4	476.7	68.7
Amortization	5.6	23.4	(17.8)	113.6	73.2	40.4
Energy Efficiency Programs	129.0	115.4	13.6	317.0	263.7	53.3
Taxes Other Than Income Taxes	200.5	178.0	22.5	409.9	359.7	50.2
Total Operating Expenses	1,670.9	1,519.5	151.4	3,911.2	3,354.1	557.1
Operating Income	451.6	433.6	18.0	1,037.2	972.8	64.4
Interest Expense	145.4	134.2	11.2	283.1	268.9	14.2
Other Income, Net	46.6	30.2	16.4	80.8	54.3	26.5
Income Before Income Tax Expense	352.8	329.6	23.2	834.9	758.2	76.7
Income Tax Expense	86.4	75.5	10.9	200.4	167.4	33.0
Net Income	266.4	254.1	12.3	634.5	590.8	43.7
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$264.5	$252.2	$12.3	$630.7	$587.0	$43.7

Eversource's consolidated financial information includes the results of EGMA beginning on October 9, 2020. The natural gas distribution assets acquired from CMA on October 9, 2020 were assigned to EGMA.

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage (Decrease)/Increase	Sales Volumes (MG)		Percentage (Decrease)/Increase
Three Months Ended June 30:	2021	2020		2021	2020		2021	2020
Traditional	1,853	1,789	3.6%	—	—	—%	311	482	(35.5)%
Decoupled and Special Contracts (1)(2)	10,142	9,658	5.0%	24,790	26,772	(7.4)%	5,530	5,185	6.7%
Total Sales Volumes	11,995	11,447	4.8%	24,790	26,772	(7.4)%	5,841	5,667	3.1%

Six Months Ended June 30:
Traditional	3,804	3,695	2.9%	—	—	—%	570	916	(37.8)%
Decoupled and Special Contracts (1)(2)	20,874	20,123	3.7%	90,792	87,335	4.0%	10,007	9,557	4.7%
Total Sales Volumes	24,678	23,818	3.6%	90,792	87,335	4.0%	10,577	10,473	1.0%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three and six months ended June 30, 2021, as compared to the same periods in 2020, as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$60.3	$155.3
Natural Gas Distribution	100.6	432.5
Electric Transmission	34.5	65.6
Water Distribution	(2.7)	(3.2)
Other	46.2	94.5
Eliminations	(69.5)	(123.2)
Total Operating Revenues	$169.4	$621.5

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $22.9 million and $46.1 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020, respectively, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021, and at CL&P effective May 1, 2020, partially offset by a base distribution rate decrease at CL&P implemented June 1, 2021.

•Base natural gas distribution revenues increased $11.4 million and $40.4 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020, respectively, due primarily to base distribution rate increases at NSTAR Gas effective November 1, 2020, which includes a shift of recovery into base rates of certain GSEP investments, and at Yankee Gas effective January 1, 2021. Although new rates at Yankee Gas were implemented on March 1, 2021 to customers, the provisions of the base distribution rate increase were effective January 1, 2021.

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

Tracked distribution revenues increased/(decreased) for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(71.8)	$(100.9)	$2.0	$31.1
Retail transmission	60.2	79.2	—	—
Other distribution tracking mechanisms	19.8	46.2	(5.5)	11.2
Wholesale Market Sales Revenue	36.7	94.8	(2.2)	2.1

The decrease in energy supply procurement within electric distribution for the three months ended June 30, 2021, as compared to the same period in 2020, was driven primarily by lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement within electric distribution for the six months ended June 30, 2021, as compared to the same period in 2020, was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the six months ended June 30, 2021, as compared to the same period in 2020, was driven primarily by higher average prices and higher average supply-related sales volumes.

The increase in the electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices for wholesale sales at CL&P for both the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. ISO-NE average wholesale market prices for CL&P’s wholesale sales increased approximately 62 percent and 94 percent for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, driven primarily by increased market demand as a result of colder winter temperatures in 2021. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation.

EGMA Natural Gas Distribution Revenues: The addition of EGMA increased total operating revenues at the natural gas distribution segment by $96.8 million and $349.4 million for the three and six months ended June 30, 2021, respectively.

Electric Transmission Revenues:  Electric transmission revenues increased $34.5 million and $65.6 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Other Revenues and Eliminations: Other revenues primarily include the revenues of Eversource's service company, most of which are eliminated in consolidation. Eliminations are also primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These electric and natural gas supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Purchased Power Costs	$(38.0)	$(56.3)
Natural Gas Costs	41.5	175.2
Transmission Costs	59.0	75.6
Eliminations	(42.5)	(52.6)
Total Purchased Power, Fuel and Transmission	$20.0	$141.9

The decrease in purchased power expense at the electric distribution business for the three months ended June 30, 2021, as compared to the same period in 2020, was driven primarily by lower average prices associated with the procurement of energy supply and lower average supply-related sales volumes. The decrease in purchased power expense at the electric distribution business for the six months ended June 30, 2021, as compared to the same period in 2020, was driven primarily by lower average prices associated with the procurement of energy supply, partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism at CL&P. The increase in costs at the natural gas distribution segment for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was due primarily to the addition of EGMA natural gas supply costs as a result of the 2020 CMA asset acquisition of $27.3 million and $122.4 million, respectively, and higher average prices. The increase in costs at the natural gas distribution segment for the six months ended June 30, 2021, as compared to the same period in 2020, was also due to higher average supply-related sales volumes.

The increase in transmission costs for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
CL&P assessment by PURA for Tropical Storm Isaias response	$(1.4)	$28.6
Employee-related expenses, including labor and benefits	13.8	28.6
Storm restoration costs	6.3	15.8
Operations-related expenses, including vegetation management, vehicles, and outside services	2.7	10.6
Shared corporate costs (including computer software depreciation at Eversource Service)	5.5	10.8
Other non-tracked operations and maintenance	5.0	6.4
Total Base Electric Distribution (Non-Tracked Costs)	31.9	100.8
Tracked Costs (Electric Distribution and Electric Transmission)	8.9	16.9
Natural Gas Distribution:
Base (Non-Tracked) Costs, excluding EGMA	(1.4)	3.2
Tracked Costs, excluding EGMA	2.3	3.3
EGMA Operations and Maintenance	39.9	85.5
Total Natural Gas Distribution	40.8	92.0
Water Distribution	—	—
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	39.0	78.2
Transition and Acquisition Costs	3.9	7.6
Eliminations	(45.5)	(92.9)
Total Operations and Maintenance	$79.0	$202.6

Depreciation expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due to higher utility plant in service balances, and due to the addition of EGMA utility plant balances as a result of the 2020 CMA asset acquisition of $11.8 million and $23.5 million, respectively.

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

Amortization decreased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm cost deferred assets, and the deferral adjustment of energy supply, energy-related and other costs. Amortization increased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the deferral adjustment of energy supply, energy-related and other costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase for the six-month period was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm cost deferred assets.

Energy Efficiency Programs expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to the deferral adjustment at NSTAR Electric and PSNH, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The increase in the second quarter and first half of 2021 was also due to the addition of EGMA energy efficiency program costs as a result of the 2020 CMA asset acquisition of $11.5 million and $41.2 million, respectively. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to an increase in property taxes as a result of higher utility plant balances, the addition of EGMA property taxes as a result of the 2020 CMA asset acquisition of $10.5 million and $17.9 million, respectively, and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($6.3 million and $15.7 million, respectively) and an increase in interest expense on regulatory deferrals ($5.2 million and $2.9 million, respectively), partially offset by a decrease in interest on notes payable ($0.1 million and $4.6 million, respectively) and an increase in AFUDC related to debt funds and other capitalized interest ($0.7 million and $0.1 million, respectively).

Other Income, Net increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($11.4 million and $18.8 million, respectively), an increase in interest income primarily from regulatory deferrals ($7.4 million and $8.1 million, respectively) and an increase in investment income driven by market volatility ($0.1 million and $3.8 million), partially offset by lower AFUDC related to equity funds ($1.6 million and $3.0 million, respectively).

Income Tax Expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to higher pre-tax earnings ($4.9 million), higher state taxes ($4.9 million), lower share-based payment excess tax benefits ($0.4 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), partially offset by an increase in amortization of EDIT ($0.2 million).

Income Tax Expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to higher pre-tax earnings ($16.1 million), higher state taxes ($12.0 million), lower share-based payment excess tax benefits ($2.7 million), an increase in a valuation allowance ($1.7 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.8 million), partially offset by an increase in amortization of EDIT ($2.3 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)
Operating Revenues	$1,816.9	$1,717.1	$99.8	$1,424.4	$1,394.8	$29.6	$572.3	$531.6	$40.7
Operating Expenses:
Purchased Power and Transmission	681.4	690.1	(8.7)	417.6	434.7	(17.1)	172.1	176.7	(4.6)
Operations and Maintenance	327.8	270.2	57.6	279.6	238.1	41.5	111.2	101.1	10.1
Depreciation	167.8	158.2	9.6	166.7	157.9	8.8	59.3	49.1	10.2
Amortization of Regulatory Assets, Net	47.7	0.9	46.8	15.9	46.6	(30.7)	44.8	31.7	13.1
Energy Efficiency Programs	65.1	67.8	(2.7)	139.4	125.4	14.0	19.7	18.2	1.5
Taxes Other Than Income Taxes	175.3	162.8	12.5	108.7	99.4	9.3	45.7	40.1	5.6
Total Operating Expenses	1,465.1	1,350.0	115.1	1,127.9	1,102.1	25.8	452.8	416.9	35.9
Operating Income	351.8	367.1	(15.3)	296.5	292.7	3.8	119.5	114.7	4.8
Interest Expense	81.6	76.7	4.9	69.5	64.0	5.5	28.4	29.1	(0.7)
Other Income, Net	14.8	10.4	4.4	38.7	25.4	13.3	8.4	6.8	1.6
Income Before Income Tax Expense	285.0	300.8	(15.8)	265.7	254.1	11.6	99.5	92.4	7.1
Income Tax Expense	71.0	64.8	6.2	60.9	56.2	4.7	20.2	21.2	(1.0)
Net Income	$214.0	$236.0	$(22.0)	$204.8	$197.9	$6.9	$79.3	$71.2	$8.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2021	2020	Increase	Percentage Increase
CL&P	9,952	9,520	432	4.5%
NSTAR Electric	10,922	10,603	319	3.0%
PSNH	3,804	3,695	109	2.9%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $99.8 million at CL&P, $29.6 million at NSTAR Electric, and $40.7 million at PSNH, for the six months ended June 30, 2021, as compared to the same period in 2020.

Base Distribution Revenues:
•CL&P's distribution revenues increased $5.7 million due primarily to the impact of its base distribution rate increase effective May 1, 2020, partially offset by the base distribution rate decrease implemented June 1, 2021. The decrease in the base distribution rate on June 1, 2021 was due primarily to the completion of the recovery of certain storm cost amortization and therefore the decrease in revenues did not impact earnings.
•NSTAR Electric's distribution revenues increased $25.3 million due primarily to the impact of its base distribution rate increase effective January 1, 2021.
•PSNH's distribution revenues increased $15.1 million due primarily to the impact of its base distribution rate increase effective January 1, 2021.

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

Tracked revenues increased/(decreased) for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(16.1)	$(61.7)	$(23.1)
Retail transmission	9.1	40.2	29.9
Other distribution tracking mechanisms	12.2	21.3	12.7
Wholesale Market Sales Revenue	73.8	15.8	5.2

The decrease in energy supply procurement at CL&P and PSNH was driven by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric was driven by both lower average prices and lower average supply-related sales volumes.

The increase in the electric distribution wholesale market sales revenue at CL&P was due primarily to higher average electricity market prices for wholesale sales for the six months ended June 30, 2021, as compared to the same period in 2020. ISO-NE average wholesale market prices for CL&P’s wholesale sales increased approximately 94 percent comparatively, primarily driven by increased market demand as a result of colder winter temperatures in 2021. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation.

Transmission Revenues: Transmission revenues increased $26.8 million at CL&P, $26.0 million at NSTAR Electric, and $12.8 million at PSNH for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $13.7 million at CL&P, $24.7 million at NSTAR Electric and $12.3 million at PSNH for the six months ended June 30, 2021, as compared to the same period in 2020.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$(2.7)	$(32.3)	$(21.3)
Transmission Costs	6.7	39.9	29.0
Eliminations	(12.7)	(24.7)	(12.3)
Total Purchased Power and Transmission	$(8.7)	$(17.1)	$(4.6)

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The decrease at CL&P was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism.
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
•The increase in transmission costs at PSNH was due primarily to an increase in Local Network Service charges, an increase in costs billed by ISO-NE, and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
CL&P assessment by PURA for Tropical Storm Isaias response	$28.6	$—	$—
Employee-related expenses, including labor and benefits	5.7	13.6	0.8
Storm restoration costs	8.4	5.7	1.7
Operations-related expenses, including vegetation management, vehicles, and outside services	5.9	0.9	3.8
Shared corporate costs (including computer software depreciation at Eversource Service)	3.0	6.9	0.9
Other non-tracked operations and maintenance	2.6	1.6	2.2
Total Base Electric Distribution (Non-Tracked Costs)	54.2	28.7	9.4
Tracked Costs:
Transmission expenses	3.7	4.2	2.5
Other tracked operations and maintenance	(0.3)	8.6	(1.8)
Total Tracked Costs	3.4	12.8	0.7
Total Operations and Maintenance	$57.6	$41.5	$10.1

Depreciation increased for the six months ended June 30, 2021, as compared to the same period in 2020, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets.
•The decrease at NSTAR Electric was due to the deferral adjustment of energy supply, energy-related costs and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.
•The increase at PSNH was due to the deferral adjustment of energy-related and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The decrease at CL&P was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The increases at NSTAR Electric and PSNH were due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased at CL&P and NSTAR Electric and decreased at PSNH for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due to a decrease in AFUDC related to debt funds ($2.4 million), an increase in interest expense on regulatory deferrals ($1.7 million), and higher interest on long-term debt ($1.6 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($3.4 million) and an increase in interest expense on regulatory deferrals ($2.5 million).
•The decrease at PSNH was due to a decrease in interest expense on regulatory deferrals ($1.1 million) and a decrease in RRB interest expense ($0.7 million), partially offset by a decrease in AFUDC related to debt funds ($0.9 million).

Other Income, Net increased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($4.9 million), investment income in 2021 compared to investment losses in 2020 driven by market volatility ($2.8 million), and an increase in interest income primarily on regulatory deferrals ($1.2 million), partially offset by a decrease in AFUDC related to equity funds ($4.5 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($5.2 million), an increase in interest income primarily on regulatory deferrals ($4.2 million), investment income in 2021 compared to investment losses in 2020 driven by market volatility ($2.1 million), and an increase in AFUDC related to equity funds ($2.1 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($1.9 million), higher interest income primarily on regulatory deferrals ($0.8 million), and investment income in 2021 compared to investment losses in 2020 driven by market volatility ($0.6 million), partially offset by a decrease in AFUDC related to equity funds ($1.7 million).

Income Tax Expense increased/decreased for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to higher state taxes ($6.1 million), lower share-based payment excess tax benefits ($0.8 million), an increase in a valuation allowance ($1.7 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), partially offset by lower pre-tax earnings ($3.3 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($2.4 million), higher state taxes ($0.5 million), an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), and lower share-based payment excess tax benefits ($0.9 million).
•The decrease at PSNH was due primarily to an increase in amortization of EDIT ($3.4 million) and lower state taxes ($0.4 million), partially offset by higher pre-tax earnings ($1.5 million), lower share-based payment excess tax benefits ($0.3 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million).

EARNINGS SUMMARY

CL&P's earnings decreased $22.0 million for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to an after-tax charge of $0.07 per share for the accrual of an assessment by PURA recorded in the first quarter of 2021 as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Earnings were also unfavorably impacted by higher operations and maintenance expense, higher depreciation expense, higher property and other tax expense, and higher interest expense. The earnings decrease was partially offset by higher earnings from its capital tracker mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base, and the base distribution rate increase effective May 1, 2020.

NSTAR Electric's earnings increased $6.9 million for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the base distribution rate increase effective January 1, 2021 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense driven by higher employee-related expenses and higher storm restoration costs. Earnings were also unfavorably impacted by higher depreciation expense, higher property tax expense and higher interest expense.

PSNH's earnings increased $8.1 million for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to the base distribution rate increase effective January 1, 2021, an increase in transmission earnings driven by a higher transmission rate base, and the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense and higher property tax expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $224.0 million for the six months ended June 30, 2021, as compared to $282.9 million in the same period of 2020. The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, cash payments made in the first half of 2021 for storm restoration costs of approximately $49 million related to Tropical Storm Isaias, pension contributions of $37.9 million made in the first half of 2021, income tax payments of $5.9 million in the first half of 2021, as compared to income tax refunds received of $26.4 million in the first half of 2020, and the timing of cash payments made on our accounts payable. These unfavorable impacts were partially offset by the timing of collections for regulatory tracking mechanisms and the timing of other working capital items, and an increase in non-cash adjustments to net income.

NSTAR Electric had cash flows provided by operating activities of $245.9 million for the six months ended June 30, 2021, as compared to $212.8 million in the same period of 2020. The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, and an increase of $14.3 million in income tax refunds received in the first half of 2021, as compared to the same period in 2020. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, the timing of cash collections on our accounts receivable, and pension contributions of $10.0 million made in the first half of 2021.

PSNH had cash flows provided by operating activities of $138.3 million for the six months ended June 30, 2021, as compared to $118.8 million in the same period of 2020.  The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, and an increase in non-cash adjustments to net income. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, and an increase of $7.4 million in income tax payments made in the first half of 2021.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2021	2020	Increase/(Decrease)
Operating Revenues	$829.6	$817.4	$12.2
Operating Expenses:
Purchased Power and Transmission	308.1	315.4	(7.3)
Operations and Maintenance	152.4	134.6	17.8
Depreciation	84.4	79.7	4.7
Amortization of Regulatory Liabilities, Net	(15.1)	(5.7)	(9.4)
Energy Efficiency Programs	29.5	32.3	(2.8)
Taxes Other Than Income Taxes	84.0	80.0	4.0
Total Operating Expenses	643.3	636.3	7.0
Operating Income	186.3	181.1	5.2
Interest Expense	42.6	38.7	3.9
Other Income, Net	9.9	8.5	1.4
Income Before Income Tax Expense	153.6	150.9	2.7
Income Tax Expense	38.0	33.6	4.4
Net Income	$115.6	$117.3	$(1.7)

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 4,797 and 4,579 for the three months ended June 30, 2021 and 2020, respectively, resulting in an increase of 4.8 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $12.2 million for the three months ended June 30, 2021, as compared to the same period in 2020.

Base Distribution Revenues: CL&P's distribution revenues decreased $3.0 million due primarily to the impact of a base distribution rate decrease implemented on June 1, 2021. The decrease in the base distribution rate was due primarily to the completion of the recovery of certain storm cost amortization and therefore the decrease in revenues did not impact earnings.

Tracked Revenues: Tracked revenues increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to an increase in wholesale market sales revenue ($28.8 million), due primarily to higher average electricity market prices for wholesale sales for the three months ended June 30, 2021, as compared to the same period in 2020. ISO-NE average wholesale market prices increased approximately 62 percent comparatively. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA entered into in 2019, as required by regulation. This increase was partially offset by a decrease in energy supply procurement revenues ($18.5 million). The decrease in energy supply procurement was driven by lower average prices, partially offset by higher average supply-related sales volumes.

Transmission Revenues: Transmission revenues increased $12.3 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $11.3 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers. These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$(1.0)
Transmission Costs	3.9
Eliminations	(10.2)
Total Purchased Power and Transmission	$(7.3)

The decrease in purchased power costs was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism. The increase in transmission costs was due primarily to an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Storm Restoration Costs	$6.3
Operations-related expenses, including vegetation management, vehicles, and outside services	5.2
Employee-related expenses, including labor and benefits	2.5
Other non-tracked operations and maintenance	2.4
Total Base Electric Distribution (Non-Tracked Costs)	16.4
Total Tracked Costs	1.4
Total Operations and Maintenance	$17.8

Depreciation expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to a higher net plant in service balance.

Amortization of Regulatory Liabilities, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net decreased at CL&P for the three months ended June 30, 2021, as compared to the same period in 2020, due to a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets, and the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended June 30, 2021, as compared to the same period in 2020, due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to higher gross earnings taxes and higher property taxes as a result of a higher utility plant balance.

Interest Expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to an increase in interest expense on regulatory deferrals ($2.3 million) and a decrease in AFUDC related to debt funds ($1.1 million).

Other Income, Net increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($3.4 million) and an increase in interest income primarily on regulatory deferrals ($1.3 million), partially offset by a decrease in AFUDC related to equity funds ($2.2 million) and a decrease in investment income ($1.0 million).

Income Tax Expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to higher pre-tax earnings ($0.6 million) and higher state taxes ($3.8 million).

EARNINGS SUMMARY

CL&P's earnings decreased $1.7 million for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to higher operations and maintenance expense, higher depreciation expense, and higher property and other tax expense. The earnings decrease was partially offset by higher earnings from its capital tracker mechanism due to increased electric system improvements and an increase in transmission earnings driven by a higher transmission rate base.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2021, our regulated companies held collateral (letters of credit or cash) of $20.5 million from counterparties related to our standard service contracts.  As of June 30, 2021, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2021 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2020 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  The following risk factor should be read in conjunction with the risk factors described in the 2020 Form 10-K.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the North American Electric Reliability Corporation (NERC).

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric, natural gas and water companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings could adversely affect our financial position, results of operations and cash flows.

There can be no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, and storm restoration. The inability to recover a significant amount of operating costs could have an adverse effect on a company’s financial position, results of operations and cash flows.

Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies.

In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. These actions would have an adverse effect on our financial position, results of operations and cash flows.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2021	—	$—	—	—
May 1 - May 31, 2021	121	85.23	—	—
June 1 - June 30, 2021	2,445	80.41	—	—
Total	2,566	$80.64	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
	31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (CL&P)
*	4
Supplemental Indenture (2021 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee, dated as of June 1, 2021 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 2, 2021, File No. 000-00404)

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 3.10% Debenture due 2051 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on June 2, 2021, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
*	4
Twenty-Fourth Supplemental Indenture establishing the terms of the Bonds, dated as of June 1, 2021, between the Company and U.S. Bank National Association, as Trustee, relating to $350 million of 2.20% First Mortgage Bonds, Series V, due 2031 (Exhibit 4.1, Public Service Company of New Hampshire Current Report on Form 8-K filed June 21, 2021, File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 6, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 6, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 6, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 6, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer