Form 10-Q
period 2021-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2021-11-05
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2021

Eversource Energy Common Shares, $5.00 par value	343,805,812	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$88,204	$106,599
Receivables, Net (net of allowance for uncollectible accounts of $441,723 and $358,851 as of September 30, 2021 and December 31, 2020, respectively)	1,288,758	1,195,925
Unbilled Revenues	176,325	233,025
Fuel, Materials, Supplies and REC Inventory	217,286	265,599
Regulatory Assets	1,016,304	1,076,556
Prepayments	177,869	105,620
Other Current Assets	108,807	146,819
Total Current Assets	3,073,553	3,130,143
Property, Plant and Equipment, Net	32,467,069	30,882,523
Deferred Debits and Other Assets:
Regulatory Assets	5,458,928	5,493,330
Goodwill	4,453,618	4,445,988
Investments in Unconsolidated Affiliates	1,356,313	1,107,143
Marketable Securities	466,628	456,617
Other Long-Term Assets	737,946	583,854
Total Deferred Debits and Other Assets	12,473,433	12,086,932
Total Assets	$48,014,055	$46,099,598

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$711,000	$1,249,325
Long-Term Debt – Current Portion	798,880	1,053,186
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,289,225	1,370,647
Regulatory Liabilities	612,931	389,430
Other Current Liabilities	802,831	809,214
Total Current Liabilities	4,258,077	4,915,012
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,341,105	4,095,339
Regulatory Liabilities	3,907,582	3,850,781
Derivative Liabilities	256,569	294,535
Asset Retirement Obligations	505,005	499,713
Accrued Pension, SERP and PBOP	1,330,037	1,653,788
Other Long-Term Liabilities	974,497	948,506
Total Deferred Credits and Other Liabilities	11,314,795	11,342,662
Long-Term Debt	17,420,300	15,125,876
Rate Reduction Bonds	453,702	496,912
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid In	8,050,872	8,015,663
Retained Earnings	4,906,151	4,613,201
Accumulated Other Comprehensive Loss	(71,865)	(76,411)
Treasury Stock	(262,639)	(277,979)
Common Shareholders' Equity	14,411,611	14,063,566
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$48,014,055	$46,099,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2021	2020	2021	2020

Operating Revenues	$2,432,794	$2,343,642	$7,381,172	$6,670,497

Operating Expenses:
Purchased Power, Fuel and Transmission	880,639	806,254	2,529,217	2,312,957
Operations and Maintenance	389,065	332,031	1,265,754	1,006,148
Depreciation	276,846	244,453	822,197	721,179
Amortization	45,236	57,515	158,860	130,687
Energy Efficiency Programs	143,796	145,047	460,814	408,794
Taxes Other Than Income Taxes	213,881	197,112	623,827	556,726
Total Operating Expenses	1,949,463	1,782,412	5,860,669	5,136,491
Operating Income	483,331	561,230	1,520,503	1,534,006
Interest Expense	147,962	134,066	431,162	403,067
Other Income, Net	43,768	29,218	124,588	83,565
Income Before Income Tax Expense	379,137	456,382	1,213,929	1,214,504
Income Tax Expense	94,091	108,242	294,461	275,621
Net Income	285,046	348,140	919,468	938,883
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$283,166	$346,260	$913,829	$933,244

Basic Earnings Per Common Share	$0.82	$1.01	$2.66	$2.77

Diluted Earnings Per Common Share	$0.82	$1.01	$2.65	$2.76

Weighted Average Common Shares Outstanding:
Basic	344,023,846	343,076,614	343,848,905	337,375,172
Diluted	344,669,782	343,773,602	344,480,056	338,424,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$285,046	$348,140	$919,468	$938,883
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	115	602	967	1,218
Changes in Unrealized (Losses)/Gains on Marketable Securities	(106)	(134)	(569)	295
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	2,468	1,693	4,148	3,149
Other Comprehensive Income, Net of Tax	2,477	2,161	4,546	4,662
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$285,643	$348,421	$918,375	$937,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				368,023			368,023
Dividends on Common Shares - $0.6025 Per Share				(206,913)			(206,913)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,727)				(15,727)
Issuance of Treasury Shares	480,275		16,182			8,981	25,163
Other Comprehensive Income					1,188		1,188
Balance as of March 31, 2021	343,434,298	1,789,092	8,016,118	4,772,431	(75,223)	(268,998)	14,233,420
Net Income				266,400			266,400
Dividends on Common Shares - $0.6025 Per Share				(206,893)			(206,893)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,162				6,162
Issuance of Treasury Shares	166,805		10,679			3,120	13,799
Other Comprehensive Income					881		881
Balance as of June 30, 2021	343,601,103	1,789,092	8,032,959	4,830,058	(74,342)	(265,878)	14,311,889
Net Income				285,046			285,046
Dividends on Common Shares - $0.6025 Per Share				(207,073)			(207,073)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,478				6,478
Issuance of Treasury Shares	173,221		11,435			3,239	14,674
Other Comprehensive Income					2,477		2,477
Balance as of September 30, 2021	343,774,324	$1,789,092	$8,050,872	$4,906,151	$(71,865)	$(262,639)	$14,411,611

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$919,468	$938,883
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	822,197	721,179
Deferred Income Taxes	191,346	156,795
Uncollectible Expense	39,690	31,101
Pension, SERP and PBOP (Income)/Expense, Net	(10,882)	9,153
Pension and PBOP Contributions	(140,000)	(107,985)
Regulatory Over/(Under) Recoveries, Net	87,455	(29,287)
Charges at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	103,583	—
Amortization	158,860	130,687
Other	(229,878)	(69,216)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(158,205)	(193,895)
Fuel, Materials, Supplies and REC Inventory	48,312	21,102
Taxes Receivable/Accrued, Net	44,003	89,759
Accounts Payable	(258,509)	(121,034)
Other Current Assets and Liabilities, Net	(97,167)	(81,033)
Net Cash Flows Provided by Operating Activities	1,520,273	1,496,209

Investing Activities:
Investments in Property, Plant and Equipment	(2,211,136)	(2,101,564)
Proceeds from Sales of Marketable Securities	334,619	386,712
Purchases of Marketable Securities	(313,961)	(391,368)
Proceeds from the Sale of Hingham Water System	—	110,536
Investments in Unconsolidated Affiliates, Net	(245,245)	(31,677)
Other Investing Activities	17,436	17,647
Net Cash Flows Used in Investing Activities	(2,418,287)	(2,009,714)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	929,025
Cash Dividends on Common Shares	(603,611)	(555,655)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(458,325)	(1,174,870)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	3,150,000	2,360,000
Retirement of Long-Term Debt	(1,142,500)	(302,236)
Other Financing Activities	(45,522)	18,030
Net Cash Flows Provided by Financing Activities	851,193	1,225,445
Net (Decrease)/Increase in Cash and Restricted Cash	(46,821)	711,940
Cash and Restricted Cash - Beginning of Period	264,950	117,063
Cash and Restricted Cash - End of Period	$218,129	$829,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$62,791	$90,801
Receivables, Net (net of allowance for uncollectible accounts of $195,463 and $157,447 as of September 30, 2021 and December 31, 2020, respectively)	549,144	459,214
Accounts Receivable from Affiliated Companies	38,544	17,486
Unbilled Revenues	52,589	57,407
Materials and Supplies	54,894	57,924
Regulatory Assets	325,268	345,622
Prepaid Property Taxes	76,829	25,779
Prepayments and Other Current Assets	47,402	58,171
Total Current Assets	1,207,461	1,112,404
Property, Plant and Equipment, Net	10,598,836	10,234,556
Deferred Debits and Other Assets:
Regulatory Assets	1,981,805	1,866,152
Other Long-Term Assets	267,312	242,862
Total Deferred Debits and Other Assets	2,249,117	2,109,014
Total Assets	$14,055,414	$13,455,974

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Accounts Payable	$473,287	$451,240
Accounts Payable to Affiliated Companies	98,298	51,118
Obligations to Third Party Suppliers	53,183	49,967
Regulatory Liabilities	311,269	137,166
Derivative Liabilities	72,249	68,767
Other Current Liabilities	168,547	102,060
Total Current Liabilities	1,176,833	860,318
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,495,407	1,408,343
Regulatory Liabilities	1,213,469	1,204,942
Derivative Liabilities	256,569	294,535
Accrued Pension, SERP and PBOP	313,206	478,325
Other Long-Term Liabilities	154,249	133,690
Total Deferred Credits and Other Liabilities	3,432,900	3,519,835
Long-Term Debt	4,215,096	3,914,835
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,810,765	2,810,765
Retained Earnings	2,243,004	2,173,367
Accumulated Other Comprehensive Income	264	302
Common Stockholder's Equity	5,114,385	5,044,786
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,055,414	$13,455,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$919,643	$994,270	$2,736,513	$2,711,394

Operating Expenses:
Purchased Power and Transmission	392,301	399,117	1,073,712	1,089,232
Operations and Maintenance	137,816	147,487	465,630	417,717
Depreciation	85,304	80,583	253,132	238,735
Amortization of Regulatory Assets, Net	28,921	36,365	76,637	37,215
Energy Efficiency Programs	35,714	41,829	100,810	109,655
Taxes Other Than Income Taxes	99,901	97,715	275,178	260,571
Total Operating Expenses	779,957	803,096	2,245,099	2,153,125
Operating Income	139,686	191,174	491,414	558,269
Interest Expense	42,778	38,369	124,371	114,972
Other Income, Net	6,903	5,917	21,690	16,273
Income Before Income Tax Expense	103,811	158,722	388,733	459,570
Income Tax Expense	33,658	38,625	104,626	103,464
Net Income	$70,153	$120,097	$284,107	$356,106
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$70,153	$120,097	$284,107	$356,106
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(20)	(20)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(2)	(4)	(18)	11
Other Comprehensive Loss, Net of Tax	(9)	(11)	(38)	(9)
Comprehensive Income	$70,144	$120,086	$284,069	$356,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	60,352	2,810,765	2,200,275	270	5,071,662
Net Income				115,556		115,556
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Income					3	3
Balance as of June 30, 2021	6,035,205	60,352	2,810,765	2,244,341	273	5,115,731
Net Income				70,153		70,153
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(9)	(9)
Balance as of September 30, 2021	6,035,205	$60,352	$2,810,765	$2,243,004	$264	$5,114,385

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				118,738		118,738
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(69,500)		(69,500)
Adoption of Accounting Standards Update 2016-13				(900)		(900)
Other Comprehensive Loss					(1)	(1)
Balance as of March 31, 2020	6,035,205	60,352	2,535,765	1,838,340	315	4,434,772
Net Income				117,271		117,271
Dividends on Preferred Stock				(1,390)		(1,390)
Other Comprehensive Income					3	3
Balance as of June 30, 2020	6,035,205	60,352	2,535,765	1,954,221	318	4,550,656
Net Income				120,097		120,097
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			125,000			125,000
Other Comprehensive Loss					(11)	(11)
Balance as of September 30, 2020	6,035,205	$60,352	$2,660,765	$2,072,928	$307	$4,794,352
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$284,107	$356,106
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	253,132	238,735
Deferred Income Taxes	77,147	92,590
Uncollectible Expense	10,183	10,013
Pension, SERP, and PBOP Expense, Net	4,478	8,629
Pension Contributions	(78,913)	(23,200)
Regulatory Underrecoveries, Net	(19,404)	(32,051)
Charges related to PURA Settlement Agreement and Storm Performance Penalty	103,583	—
Amortization of Regulatory Assets, Net	76,637	37,215
Other	(74,179)	(63,525)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(165,423)	(153,464)
Taxes Receivable/Accrued, Net	45,762	(1,515)
Accounts Payable	(54,226)	(1,976)
Other Current Assets and Liabilities, Net	(12,315)	(68,316)
Net Cash Flows Provided by Operating Activities	450,569	399,241

Investing Activities:
Investments in Property, Plant and Equipment	(563,234)	(609,690)
Other Investing Activities	251	496
Net Cash Flows Used in Investing Activities	(562,983)	(609,194)

Financing Activities:
Cash Dividends on Common Stock	(210,300)	(69,500)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	—	125,000
Issuance of Long-Term Debt	425,000	—
Retirement of Long-Term Debt	(120,500)	—
Increase in Notes Payable to Eversource Parent	—	172,100
Other Financing Activities	(5,664)	(1,214)
Net Cash Flows Provided by Financing Activities	84,367	222,217
Net (Decrease)/Increase in Cash and Restricted Cash	(28,047)	12,264
Cash and Restricted Cash - Beginning of Period	99,809	4,971
Cash and Restricted Cash - End of Period	$71,762	$17,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$3,538	$102
Receivables, Net (net of allowance for uncollectible accounts of $105,020 and $91,583 as of September 30, 2021 and December 31, 2020, respectively)	489,503	403,045
Accounts Receivable from Affiliated Companies	27,417	30,095
Unbilled Revenues	47,844	38,342
Materials, Supplies and REC Inventory	83,667	133,894
Taxes Receivable	—	65,051
Regulatory Assets	388,408	399,882
Prepayments and Other Current Assets	22,490	21,833
Total Current Assets	1,062,867	1,092,244
Property, Plant and Equipment, Net	10,611,728	10,123,062
Deferred Debits and Other Assets:
Regulatory Assets	1,247,715	1,304,019
Prepaid PBOP	224,244	204,138
Other Long-Term Assets	185,555	162,836
Total Deferred Debits and Other Assets	1,657,514	1,670,993
Total Assets	$13,332,109	$12,886,299

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$138,000	$195,000
Notes Payable to Eversource Parent	24,600	21,300
Long-Term Debt – Current Portion	—	250,000
Accounts Payable	338,369	383,558
Accounts Payable to Affiliated Companies	78,974	95,703
Obligations to Third Party Suppliers	137,211	98,572
Renewable Portfolio Standards Compliance Obligations	72,124	127,536
Regulatory Liabilities	205,771	164,761
Other Current Liabilities	118,747	72,118
Total Current Liabilities	1,113,796	1,408,548
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,494,976	1,459,906
Regulatory Liabilities	1,561,572	1,550,390
Accrued Pension and SERP	110,752	172,571
Other Long-Term Liabilities	344,088	337,245
Total Deferred Credits and Other Liabilities	3,511,388	3,520,112
Long-Term Debt	3,984,724	3,393,221
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,053,942	1,993,942
Retained Earnings	2,624,784	2,527,167
Accumulated Other Comprehensive Income	475	309
Common Stockholder's Equity	4,679,201	4,521,418
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$13,332,109	$12,886,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$918,698	$875,371	$2,343,116	$2,270,174

Operating Expenses:
Purchased Power and Transmission	294,052	267,375	711,667	702,117
Operations and Maintenance	142,074	131,143	421,649	369,293
Depreciation	84,820	80,366	251,530	238,232
Amortization of Regulatory Assets, Net	8,073	22,527	23,963	69,139
Energy Efficiency Programs	86,699	85,244	226,071	210,666
Taxes Other Than Income Taxes	54,723	54,680	163,501	153,985
Total Operating Expenses	670,441	641,335	1,798,381	1,743,432
Operating Income	248,257	234,036	544,735	526,742
Interest Expense	37,329	31,029	106,829	95,000
Other Income, Net	20,215	12,802	58,941	38,152
Income Before Income Tax Expense	231,143	215,809	496,847	469,894
Income Tax Expense	53,692	50,081	114,560	106,309
Net Income	$177,451	$165,728	$382,287	$363,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$177,451	$165,728	$382,287	$363,585
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(40)	(43)	(122)	(129)
Qualified Cash Flow Hedging Instruments	5	109	293	327
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1)	(1)	(5)	2
Other Comprehensive (Loss)/Income, Net of Tax	(36)	65	166	200
Comprehensive Income	$177,415	$165,793	$382,453	$363,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	—	1,993,942	2,414,201	370	4,408,513
Net Income				110,912		110,912
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(76,800)		(76,800)
Capital Contributions from Eversource Parent			60,000			60,000
Other Comprehensive Income					141	141
Balance as of June 30, 2021	200	—	2,053,942	2,447,823	511	4,502,276
Net Income				177,451		177,451
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Loss					(36)	(36)
Balance as of September 30, 2021	200	$—	$2,053,942	$2,624,784	$475	$4,679,201

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				100,390		100,390
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(196,500)		(196,500)
Adoption of Accounting Standards Update 2016-13				(161)		(161)
Other Comprehensive Income					67	67
Balance as of March 31, 2020	200	—	1,813,442	2,249,526	222	4,063,190
Net Income				97,468		97,468
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					68	68
Balance as of June 30, 2020	200	—	1,813,442	2,346,504	290	4,160,236
Net Income				165,728		165,728
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					65	65
Balance as of September 30, 2020	200	$—	$1,813,442	$2,511,742	$355	$4,325,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$382,287	$363,585
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	251,530	238,232
Deferred Income Taxes	12,905	13,436
Uncollectible Expense	12,477	11,321
Pension, SERP and PBOP Income, Net	(19,627)	(13,714)
Pension Contributions	(10,000)	(650)
Regulatory Over/(Under) Recoveries, Net	86,111	(20,047)
Amortization of Regulatory Assets, Net	23,963	69,139
Other	(71,005)	(25,508)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(110,336)	(104,528)
Materials, Supplies and REC Inventory	50,227	27,709
Taxes Receivable/Accrued, Net	109,561	55,405
Accounts Payable	(85,431)	(57,300)
Other Current Assets and Liabilities, Net	(15,322)	(54,481)
Net Cash Flows Provided by Operating Activities	617,340	502,599

Investing Activities:
Investments in Property, Plant and Equipment	(675,245)	(655,039)
Other Investing Activities	70	138
Net Cash Flows Used in Investing Activities	(675,175)	(654,901)

Financing Activities:
Cash Dividends on Common Stock	(283,200)	(196,500)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	600,000	400,000
Retirement of Long-Term Debt	(250,000)	(95,000)
Capital Contributions from Eversource Parent	60,000	—
Increase in Notes Payable to Eversource Parent	3,300	6,300
(Decrease)/Increase in Notes Payable	(57,000)	50,000
Other Financing Activities	(10,367)	(4,931)
Net Cash Flows Provided by Financing Activities	61,263	158,399
Net Increase in Cash and Restricted Cash	3,428	6,097
Cash and Restricted Cash - Beginning of Period	17,410	6,312
Cash and Restricted Cash - End of Period	$20,838	$12,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2021	As of December 31, 2020

ASSETS
Current Assets:
Cash	$3,869	$141
Receivables, Net (net of allowance for uncollectible accounts of $16,996 and $17,157 as of September 30, 2021 and December 31, 2020, respectively)	136,481	119,899
Accounts Receivable from Affiliated Companies	13,866	10,925
Unbilled Revenues	46,854	46,041
Materials, Supplies and REC Inventory	24,789	26,829
Regulatory Assets	97,948	115,852
Special Deposits	18,605	36,767
Prepaid Property Taxes	5,987	26,257
Prepayments and Other Current Assets	2,851	10,788
Total Current Assets	351,250	393,499
Property, Plant and Equipment, Net	3,529,050	3,374,270
Deferred Debits and Other Assets:
Regulatory Assets	829,848	873,203
Other Long-Term Assets	22,684	23,733
Total Deferred Debits and Other Assets	852,532	896,936
Total Assets	$4,732,832	$4,664,705

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$66,500	$46,300
Long-Term Debt – Current Portion	—	282,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	108,243	132,635
Accounts Payable to Affiliated Companies	25,055	43,397
Regulatory Liabilities	96,817	58,756
Other Current Liabilities	61,883	58,487
Total Current Liabilities	401,708	664,785
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	535,656	537,627
Regulatory Liabilities	389,426	383,183
Accrued Pension, SERP and PBOP	162,115	184,715
Other Long-Term Liabilities	35,564	37,874
Total Deferred Credits and Other Liabilities	1,122,761	1,143,399
Long-Term Debt	1,163,630	817,070
Rate Reduction Bonds	453,702	496,912
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,088,134	928,134
Retained Earnings	502,870	615,018
Accumulated Other Comprehensive Income/(Loss)	27	(613)
Common Stockholder's Equity	1,591,031	1,542,539
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,732,832	$4,664,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Operating Revenues	$314,893	$283,669	$887,177	$815,261

Operating Expenses:
Purchased Power and Transmission	107,353	96,612	279,475	273,311
Operations and Maintenance	57,041	50,657	168,242	151,802
Depreciation	30,169	25,410	89,462	74,494
Amortization of Regulatory Assets, Net	17,922	7,360	62,744	39,034
Energy Efficiency Programs	10,762	11,081	30,475	29,231
Taxes Other Than Income Taxes	24,038	18,174	69,639	58,331
Total Operating Expenses	247,285	209,294	700,037	626,203
Operating Income	67,608	74,375	187,140	189,058
Interest Expense	14,321	14,942	42,774	44,029
Other Income, Net	3,171	4,065	11,598	10,882
Income Before Income Tax Expense	56,458	63,498	155,964	155,911
Income Tax Expense	12,315	16,347	32,512	37,527
Net Income	$44,143	$47,151	$123,452	$118,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020	2021	2020

Net Income	$44,143	$47,151	$123,452	$118,384
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	109	268	673	806
Changes in Unrealized (Losses)/Gains on Marketable Securities	(6)	(8)	(33)	17
Other Comprehensive Income, Net of Tax	103	260	640	823
Comprehensive Income	$44,246	$47,411	$124,092	$119,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	—	928,134	634,494	(358)	1,562,270
Net Income				34,633		34,633
Dividends on Common Stock				(185,200)		(185,200)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					282	282
Balance as of June 30, 2021	301	—	1,088,134	483,927	(76)	1,571,985
Net Income				44,143		44,143
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					103	103
Balance as of September 30, 2021	301	$—	$1,088,134	$502,870	$27	$1,591,031

	For the Nine Months Ended September 30, 2020
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				39,601		39,601
Dividends on Common Stock				(22,300)		(22,300)
Adoption of Accounting Standards Update 2016-13				(300)		(300)
Other Comprehensive Income					278	278
Balance as of March 31, 2020	301	—	903,134	507,307	(1,429)	1,409,012
Net Income				31,632		31,632
Other Comprehensive Income					285	285
Balance as of June 30, 2020	301	—	903,134	538,939	(1,144)	1,440,929
Net Income				47,151		47,151
Other Comprehensive Income					260	260
Balance as of September 30, 2020	301	$—	$903,134	$586,090	$(884)	$1,488,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2021	2020

Operating Activities:
Net Income	$123,452	$118,384
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	89,462	74,494
Deferred Income Taxes	(13,385)	13,959
Uncollectible Expense	4,381	2,058
Regulatory Over/(Under) Recoveries, Net	29,029	(22,203)
Amortization of Regulatory Assets, Net	62,744	39,034
Pension, SERP and PBOP Income, Net	(2,664)	(894)
Pension Contributions	—	(19,500)
Other	(22,738)	(7,545)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(25,607)	(24,562)
Materials, Supplies and REC Inventory	2,040	(301)
Taxes Receivable/Accrued, Net	22,286	1,313
Accounts Payable	(42,654)	(29,388)
Other Current Assets and Liabilities, Net	10,826	4,363
Net Cash Flows Provided by Operating Activities	237,172	149,212

Investing Activities:
Investments in Property, Plant and Equipment	(217,414)	(248,899)
Other Investing Activities	431	1,969
Net Cash Flows Used in Investing Activities	(216,983)	(246,930)

Financing Activities:
Cash Dividends on Common Stock	(235,600)	(22,300)
Capital Contributions from Eversource Parent	160,000	—
Issuance of Long-Term Debt	350,000	150,000
Retirement of Long-Term Debt	(282,000)	—
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Increase in Notes Payable to Eversource Parent	20,200	2,100
Other Financing Activities	(2,961)	(2,965)
Net Cash Flows (Used in)/Provided by Financing Activities	(33,571)	83,625
Net Decrease in Cash and Restricted Cash	(13,382)	(14,093)
Cash and Restricted Cash - Beginning of Period	39,555	36,688
Cash and Restricted Cash - End of Period	$26,173	$22,595

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2021 and December 31, 2020, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020. The results of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results expected for a full year.

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

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We are in the re-entry phase of our pandemic response plan, in which the majority of our employees under remote work arrangements have transitioned back to the workplace. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows. See Note 1C, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for discussion of our evaluation of the allowance for doubtful accounts as of September 30, 2021 in light of the COVID-19 pandemic and Note 2, "Regulatory Accounting," for the amount of net incremental COVID-19 costs deferred on our balance sheets.

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

As of September 30, 2021, management evaluated the adequacy of the allowance for uncollectible accounts in light of the COVID-19 pandemic and the related economic downturn. This evaluation included an analysis of collection and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment.

This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic. In Connecticut, the moratorium on disconnections of commercial and non-hardship residential customers ended in June 2021 and September 2021, respectively, but is still in place for hardship residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have resumed after these moratoria have expired, which has resulted in recent improved collection experience and more customers applying for, and receiving, hardship status. On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. As a result of the order, in the first nine months of 2021, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and for hardship residential customers ended in May 2021 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

Based upon the evaluation performed, in the first nine months of 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $25.8 million for Eversource (increase of $16.3 million for CL&P and $12.5 million at our natural gas businesses, and decrease of $1.8 million at NSTAR Electric). In the third quarter of 2021, the COVID-19 related allowance for uncollectible accounts decreased by $6.5 million at Eversource (increased $4.0 million at CL&P, and decreased $8.3 million at NSTAR Electric and $2.2 million at our natural gas businesses). The COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of September 30, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $57.0 million at Eversource ($20.1 million at CL&P, $8.5 million at NSTAR Electric, and $27.4 million at our natural gas businesses).

Management concluded that the reserve balance as of September 30, 2021 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended 2021
Beginning Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2
Uncollectible Expense	—	12.0	12.0	—	3.6	3.6	—	5.1	5.1	1.2
Uncollectible Costs Deferred (1)	22.8	1.7	24.5	4.5	5.7	10.2	11.8	(3.5)	8.3	1.2
Write-Offs	(3.9)	(20.5)	(24.4)	(3.5)	(5.4)	(8.9)	(0.1)	(7.4)	(7.5)	(2.8)
Recoveries Collected	0.3	3.5	3.8	0.2	1.6	1.8	—	1.1	1.1	0.2
Ending Balance	$229.9	$211.8	$441.7	$146.8	$48.7	$195.5	$47.6	$57.4	$105.0	$17.0

Nine Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	39.7	39.7	—	10.2	10.2	—	12.5	12.5	4.4
Uncollectible Costs Deferred (1)	44.8	53.3	98.1	25.7	21.4	47.1	8.3	11.8	20.1	2.0
Write-Offs	(10.6)	(55.2)	(65.8)	(8.7)	(14.8)	(23.5)	(0.4)	(22.6)	(23.0)	(7.3)
Recoveries Collected	0.9	9.9	10.8	0.7	3.6	4.3	—	3.8	3.8	0.7
Ending Balance	$229.9	$211.8	$441.7	$146.8	$48.7	$195.5	$47.6	$57.4	$105.0	$17.0

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale and Other Receivables	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other Receivables	Total Allowance	Total Allowance
Three Months Ended 2020
Beginning Balance	$175.5	$94.5	$270.0	$116.3	$20.4	$136.7	$34.6	$34.1	$68.7	$11.8
Uncollectible Expense	—	10.5	10.5	—	3.8	3.8	—	4.5	4.5	0.8
Uncollectible Costs Deferred (1)	10.1	20.4	30.5	11.2	4.9	16.1	(1.3)	10.4	9.1	3.2
Write-Offs	(7.3)	(11.8)	(19.1)	(2.6)	(4.6)	(7.2)	(0.2)	(6.3)	(6.5)	(2.0)
Recoveries Collected	0.4	2.7	3.1	0.3	1.1	1.4	—	1.0	1.0	0.2
Ending Balance	$178.7	$116.3	$295.0	$125.2	$25.6	$150.8	$33.1	$43.7	$76.8	$14.0

Nine Months Ended 2020
Beginning Balance	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Uncollectible Expense	—	31.1	31.1	—	10.0	10.0	—	11.3	11.3	2.1
Uncollectible Costs Deferred (1)	24.9	41.5	66.4	32.7	8.3	41.0	(8.4)	17.3	8.9	5.6
Write-Offs	(12.3)	(49.3)	(61.6)	(10.0)	(14.0)	(24.0)	(0.8)	(20.5)	(21.3)	(5.0)
Recoveries Collected	1.2	9.3	10.5	1.1	3.2	4.3	—	3.8	3.8	0.5
Ending Balance	$178.7	$116.3	$295.0	$125.2	$25.6	$150.8	$33.1	$43.7	$76.8	$14.0

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2021				September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$21.7	$4.2	$10.1	$2.5	$11.0	$0.9	$7.2	$1.8
AFUDC Equity	10.3	1.7	6.2	0.3	10.3	3.5	5.5	0.9
Equity in Earnings of Unconsolidated Affiliates (1)	4.9	—	0.1	—	3.9	—	0.1	—
Investment (Loss)/Income	(0.6)	(0.3)	(0.2)	(0.1)	1.0	1.3	(0.2)	0.2
Interest Income	7.3	1.3	3.9	0.4	1.5	0.2	0.1	1.2
Gain on Sale of Property	—	—	—	—	1.5	—	—	—
Other	0.2	—	0.1	0.1	—	—	0.1	—
Total Other Income, Net	$43.8	$6.9	$20.2	$3.2	$29.2	$5.9	$12.8	$4.1

	For the Nine Months Ended
	September 30, 2021				September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$63.9	$11.2	$30.3	$7.9	$34.3	$3.0	$22.2	$5.2
AFUDC Equity	28.7	5.1	18.6	1.2	31.8	11.4	15.8	3.5
Equity in Earnings of Unconsolidated Affiliates (1)	13.3	—	0.3	—	13.8	—	0.4	—
Investment Income/(Loss)	0.7	1.2	0.6	0.3	(1.5)	—	(1.5)	0.1
Interest Income	17.2	4.1	8.8	2.0	3.3	1.8	0.7	2.0
Gain on Sale of Property	0.1	—	—	0.1	1.8	—	0.3	—
Other	0.7	0.1	0.3	0.1	0.1	0.1	0.3	0.1
Total Other Income, Net	$124.6	$21.7	$58.9	$11.6	$83.6	$16.3	$38.2	$10.9

(1)    Equity in earnings of unconsolidated affiliates includes $2.1 million of pre-tax unrealized gains associated with an investment in a renewable energy fund for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, equity in earnings of unconsolidated affiliates included $2.4 million of primarily realized gains associated with this investment.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Eversource	$49.4	$48.4	$137.9	$129.1
CL&P	46.1	45.6	120.7	114.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2021	As of September 30, 2020
Eversource	$359.6	$357.4
CL&P	75.3	97.8
NSTAR Electric	94.2	92.6
PSNH	32.8	50.0

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$88.2	$62.8	$3.5	$3.9	$106.6	$90.8	$0.1	$0.1
Restricted cash included in:
Special Deposits	55.5	8.7	17.2	18.6	73.6	8.7	17.2	36.8
Marketable Securities	29.7	0.3	0.1	0.5	41.2	0.3	0.1	0.6
Other Long-Term Assets	44.7	—	—	3.2	43.6	—	—	2.1
Cash and Restricted Cash as reported on the Statements of Cash Flows	$218.1	$71.8	$20.8	$26.2	$265.0	$99.8	$17.4	$39.6

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$2,566.1	$540.2	$638.4	$249.7	$2,794.2	$632.3	$690.0	$267.6
Income Taxes, Net	756.4	458.1	113.8	18.7	747.1	458.9	110.4	15.2
Securitized Stranded Costs	489.7	—	—	489.7	522.1	—	—	522.1
Storm Restoration Costs, Net	944.2	674.2	198.1	71.9	765.6	515.1	186.4	64.1
Regulatory Tracker Mechanisms	883.0	304.6	320.0	76.8	850.5	246.6	332.2	95.3
Derivative Liabilities	265.3	265.3	—	—	296.3	293.1	—	—
Goodwill-related	302.0	—	259.3	—	314.7	—	270.2	—
Asset Retirement Obligations	121.6	33.7	57.8	4.0	118.4	32.1	58.6	3.9
Other Regulatory Assets	146.9	31.0	48.7	16.9	161.0	33.7	56.1	20.9
Total Regulatory Assets	6,475.2	2,307.1	1,636.1	927.7	6,569.9	2,211.8	1,703.9	989.1
Less: Current Portion	1,016.3	325.3	388.4	97.9	1,076.6	345.6	399.9	115.9
Total Long-Term Regulatory Assets	$5,458.9	$1,981.8	$1,247.7	$829.8	$5,493.3	$1,866.2	$1,304.0	$873.2

CL&P Deferred Storm Costs: In 2021 and 2020, multiple tropical and severe storms caused extensive damage to CL&P’s electric distribution systems and customer outages, along with significant pre-staging costs. These storms resulted in deferred pre-staging and storm restoration costs of $195 million for 2021 storms and $344 million for 2020 storms, including the catastrophic impact of Tropical Storm Isaias in August 2020, among others. Management believes all these storm costs were prudently incurred and meet the criteria for specific cost recovery.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $260.6 million (including $111.2 million for CL&P, $85.1 million for NSTAR Electric and $3.2 million for PSNH) and $196.9 million (including $84.1 million for CL&P, $69.8 million for NSTAR Electric and $4.3 million for PSNH) of additional regulatory costs as of September 30, 2021 and December 31, 2020, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of September 30, 2021 and December 31, 2020, these regulatory costs included net incremental COVID-19 related costs deferred of $41.3 million and $24.0 million at Eversource, respectively, of which, $34.5 million and $15.8 million, respectively, related to non-tracked uncollectible expense and the remainder related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. Net incremental COVID-19 related costs deferred at CL&P and NSTAR Electric totaled $15.9 million and $10.9 million, respectively, as of September 30, 2021, and $4.7 million and $11.9 million, respectively, as of December 31, 2020, and primarily related to deferred non-tracked uncollectible expense.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2021				As of December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,737.1	$1,001.5	$1,025.6	$363.9	$2,778.6	$1,010.7	$1,044.0	$371.5
Cost of Removal	676.7	117.0	384.1	19.0	624.8	98.4	363.6	12.9
Benefit Costs	65.9	—	56.5	—	83.6	—	72.5	—
Regulatory Tracker Mechanisms	484.5	208.9	180.6	87.5	366.5	148.9	139.7	47.8
AFUDC - Transmission	79.6	43.6	36.0	—	76.8	44.6	32.2	—
CL&P Settlement Agreement and Storm Performance Penalty	103.4	103.4	—	—	—	—	—	—
Other Regulatory Liabilities	373.3	50.4	84.6	15.8	309.9	39.5	63.2	9.8
Total Regulatory Liabilities	4,520.5	1,524.8	1,767.4	486.2	4,240.2	1,342.1	1,715.2	442.0
Less: Current Portion	612.9	311.3	205.8	96.8	389.4	137.2	164.8	58.8
Total Long-Term Regulatory Liabilities	$3,907.6	$1,213.5	$1,561.6	$389.4	$3,850.8	$1,204.9	$1,550.4	$383.2

Recent Regulatory Developments:

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $234 million at CL&P and $251 million at Eversource as of September 30, 2021. The estimated cost of restoration may continue to change as additional cost information becomes available and final post-storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. Eversource and CL&P continue to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

CL&P Tropical Storm Isaias Response Investigation: On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. The $28.4 million performance penalty assessed by PURA was recorded within current regulatory liabilities on CL&P’s balance sheet. See Note 9G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in pending regulatory proceedings initiated by the PURA. In the third quarter of 2021, CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement. See Note 9G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2021	As of December 31, 2020
(Millions of Dollars)
Distribution - Electric	$17,257.3	$16,703.2
Distribution - Natural Gas	6,334.9	6,111.2
Transmission - Electric	12,396.2	11,954.0
Distribution - Water	1,771.1	1,743.1
Solar	200.4	201.5
Utility	37,959.9	36,713.0
Other (1)	1,430.5	1,269.0
Property, Plant and Equipment, Gross	39,390.4	37,982.0
Less: Accumulated Depreciation
Utility	(8,830.2)	(8,476.3)
Other	(550.0)	(477.6)
Total Accumulated Depreciation	(9,380.2)	(8,953.9)
Property, Plant and Equipment, Net	30,010.2	29,028.1
Construction Work in Progress	2,456.9	1,854.4
Total Property, Plant and Equipment, Net	$32,467.1	$30,882.5

	As of September 30, 2021			As of December 31, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,028.9	$7,798.8	$2,469.9	$6,820.7	$7,544.4	$2,378.4
Transmission - Electric	5,707.9	4,884.0	1,805.9	5,512.0	4,701.3	1,742.4
Solar	—	200.4	—	—	201.5	—
Property, Plant and Equipment, Gross	12,736.8	12,883.2	4,275.8	12,332.7	12,447.2	4,120.8
Less: Accumulated Depreciation	(2,574.6)	(3,220.7)	(895.4)	(2,475.4)	(3,074.1)	(848.9)
Property, Plant and Equipment, Net	10,162.2	9,662.5	3,380.4	9,857.3	9,373.1	3,271.9
Construction Work in Progress	436.6	949.2	148.7	377.3	750.0	102.4
Total Property, Plant and Equipment, Net	$10,598.8	$10,611.7	$3,529.1	$10,234.6	$10,123.1	$3,374.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2021			As of December 31, 2020
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$14.4	$(0.4)	$14.0	$13.7	$(0.4)	$13.3
Long-Term Derivative Assets:
CL&P	Level 3	51.1	(1.6)	49.5	58.7	(1.8)	56.9
Current Derivative Liabilities:
CL&P	Level 3	(72.2)	—	(72.2)	(68.8)	—	(68.8)
Other	Level 2	—	—	—	(3.3)	0.1	(3.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(256.6)	—	(256.6)	(294.5)	—	(294.5)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both September 30, 2021 and December 31, 2020 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

As of December 31, 2020, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 8.9 million MMBtu of natural gas. These contracts were classified as Level 2 in the fair value hierarchy. NSTAR Gas terminated its financial contracts swap program in April 2021.

For the three months ended September 30, 2021 and 2020, there were gains of $0.7 million and losses of $2.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2021 and 2020, there were losses of $9.5 million and $20.6 million, respectively.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2021						As of December 31, 2020
CL&P	Range			Weighted Average (1)		Period Covered	Range			Weighted Average (1)		Period Covered
Capacity Prices	$2.61			$2.61	per kW-Month	2025 - 2026	$4.30	—	$5.30	$4.63	per kW-Month	2024 - 2026
Forward Reserve Prices	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024

(1)    Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 5.5 percent through 9.8 percent, or a weighted average of 8.7 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	2021	2020
Derivatives, Net:
Fair Value as of Beginning of Period	$(279.7)	$(322.0)	$(293.1)	$(329.2)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	0.7	(4.7)	(10.9)	(22.3)
Settlements	13.7	14.9	38.7	39.7
Fair Value as of End of Period	$(265.3)	$(311.8)	$(265.3)	$(311.8)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of September 30, 2021 and December 31, 2020 was $39.2 million and $40.9 million, respectively.  For the three months ended September 30, 2021 and 2020, there were unrealized losses of $0.5 million and unrealized gains of $1.6 million, respectively, recorded in Other Income, Net related to these equity securities. For the nine months ended September 30, 2021 and 2020, there were unrealized gains of $2.5 million and unrealized losses of $1.0 million, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $214.9 million and $205.1 million as of September 30, 2021 and December 31, 2020, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2021				As of December 31, 2020
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$217.5	$8.0	$(0.2)	$225.3	$213.1	$11.2	$(0.1)	$224.2

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $195.2 million and $192.5 million as of September 30, 2021 and December 31, 2020, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three and nine months ended September 30, 2021 and 2020, and no allowance for credit losses as of September 30, 2021. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of September 30, 2021, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$30.9	$30.9
One to five years	65.5	67.1
Six to ten years	41.8	43.9
Greater than ten years	79.3	83.4
Total Debt Securities	$217.5	$225.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2021	As of December 31, 2020
Level 1:
Mutual Funds and Equities	$254.1	$246.0
Money Market Funds	29.7	41.2
Total Level 1	$283.8	$287.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$98.9	$72.9
Corporate Debt Securities	63.4	63.8
Asset-Backed Debt Securities	13.4	11.9
Municipal Bonds	6.1	24.0
Other Fixed Income Securities	13.8	10.4
Total Level 2	$195.6	$183.0
Total Marketable Securities	$479.4	$470.2

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 15, 2026. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2026. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$653.0	$1,054.3	$1,347.0	$945.7	0.18%	0.25%
NSTAR Electric Commercial Paper Program	138.0	195.0	512.0	455.0	0.10%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2021 or December 31, 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuances in October 2021, $80.0 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of September 30, 2021.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2021, there were intercompany loans from Eversource parent to PSNH of $66.5 million, and to a subsidiary of NSTAR Electric of $24.6 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.60 billion in long-term debt through December 31, 2023. On September 10, 2021, the DPU approved EGMA’s request for authorization to issue up to $725 million in long-term debt through December 31, 2023. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
2.05% Series A First Mortgage Bonds	$425.0	June 2021	July 2031	Repaid short-term debt, paid capital expenditures and working capital
4.38% Series A PCRB	(120.5)	September 2021	September 2028	Paid on par call date in advance of maturity
NSTAR Electric:
3.10% 2021 Debentures	300.0	May 2021	June 2051	Refinanced investments in eligible green expenditures, which were previously financed in 2019 and 2020
3.50% Series F Senior Notes	(250.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
1.95% 2021 Debentures	300.0	August 2021	August 2031	Repaid short-term debt, paid capital expenditures and working capital
PSNH:
4.05% Series Q First Mortgage Bonds	(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
3.20% Series R First Mortgage Bonds	(160.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
2.20% Series V First Mortgage Bonds	350.0	June 2021	June 2031	Repaid short-term debt, including short-term debt used to redeem Series R First Mortgage Bonds, paid capital expenditures and working capital
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Eversource Parent 1.40% Series U Senior Notes	300.0	August 2021	August 2026	Repaid short-term debt
Eversource Parent Variable Rate Series T Senior Notes (1)	350.0	August 2021	August 2023	Repaid short-term debt
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity
Yankee Gas 1.38% Series S First Mortgage Bonds	90.0	August 2021	August 2026	(2)
Yankee Gas 2.88% Series T First Mortgage Bonds	35.0	August 2021	August 2051	(2)
EGMA 2.11% Series A First Mortgage Bonds	310.0	September 2021	October 2031	(2)
EGMA 2.92% Series B First Mortgage Bonds	240.0	September 2021	October 2051	(2)
NSTAR Gas 2.25% Series T First Mortgage Bonds	40.0	October 2021	November 2031	(2)
NSTAR Gas 3.03% Series U First Mortgage Bonds	40.0	October 2021	November 2051	(2)

(1)    On August 10, 2021, Eversource Parent issued $350 million of floating rate Series T Senior Notes with a maturity date of August 15, 2023. The notes have a coupon rate based on the Compounded SOFR plus 0.25%.

(2)    The use of proceeds from these various issuances refinanced existing indebtedness, funded capital expenditures and were for general corporate purposes. The EGMA indebtedness that was refinanced included $309.4 million of long-term debt.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2021	As of December 31, 2020
Restricted Cash - Current Portion (included in Current Assets)	$18.3	$36.8
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	2.1
Securitized Stranded Cost (included in Regulatory Assets)	489.7	522.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.0	9.1
Accrued Interest (included in Other Current Liabilities)	3.0	8.0
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	453.7	496.9

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	4.5	4.9	13.9	14.9

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.5	$5.6	$4.0	$2.2	$3.3	$0.5	$0.6	$0.3
Interest Cost	32.5	6.7	6.7	3.7	4.3	0.8	1.1	0.4
Expected Return on Plan Assets	(109.5)	(21.7)	(27.1)	(11.9)	(19.8)	(2.5)	(9.2)	(1.6)
Actuarial Loss	60.7	10.8	15.3	5.3	2.0	0.4	0.5	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.3	(4.3)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$5.5	$1.4	$(1.0)	$(0.7)	$(15.5)	$(0.5)	$(11.3)	$(0.7)
Intercompany Expense/(Income) Allocations	N/A	$2.2	$2.4	$0.7	N/A	$(0.4)	$(0.5)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$64.3	$17.4	$11.9	$6.6	$10.1	$1.7	$1.8	$0.9
Interest Cost	97.5	20.7	20.1	10.9	12.9	2.4	3.3	1.3
Expected Return on Plan Assets	(328.0)	(65.0)	(81.1)	(35.6)	(59.3)	(7.7)	(27.7)	(4.6)
Actuarial Loss	183.1	34.6	46.1	15.4	5.9	1.2	1.6	0.4
Prior Service Cost/(Credit)	1.1	—	0.3	—	(15.9)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Expense/(Income)	$18.0	$7.7	$(2.7)	$(2.7)	$(46.3)	$(1.6)	$(33.7)	$(1.7)
Intercompany Expense/(Income) Allocations	N/A	$5.8	$6.4	$1.9	N/A	$(1.3)	$(1.5)	$(0.5)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.7	$5.4	$3.8	$2.0	$2.4	$0.4	$0.5	$0.2
Interest Cost	44.4	9.3	9.7	4.8	6.1	1.1	1.7	0.7
Expected Return on Plan Assets	(99.2)	(19.8)	(25.7)	(11.1)	(18.3)	(2.5)	(8.5)	(1.4)
Actuarial Loss	50.7	9.7	14.0	3.8	2.2	0.3	0.6	0.2
Prior Service Cost/(Credit)	0.2	—	—	—	(5.3)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$14.8	$4.6	$1.8	$(0.5)	$(12.9)	$(0.4)	$(9.9)	$(0.2)
Intercompany Expense/(Income) Allocations	N/A	$2.4	$2.3	$0.8	N/A	$(0.3)	$(0.4)	$(0.1)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$57.0	$16.5	$11.4	$6.2	$7.3	$1.3	$1.6	$0.6
Interest Cost	133.0	28.1	29.0	14.5	18.3	3.3	5.0	2.1
Expected Return on Plan Assets	(298.8)	(59.6)	(77.2)	(33.5)	(55.1)	(7.4)	(25.5)	(4.2)
Actuarial Loss	150.7	29.4	41.3	11.8	6.3	0.9	1.8	0.6
Prior Service Cost/(Credit)	0.8	—	0.2	—	(15.9)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Expense/(Income)	$42.7	$14.4	$4.7	$(1.0)	$(39.1)	$(1.1)	$(29.8)	$(0.6)
Intercompany Expense/(Income) Allocations	N/A	$6.7	$6.5	$2.2	N/A	$(0.9)	$(1.0)	$(0.4)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2021		As of December 31, 2020
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$111.9	63	$102.4
CL&P	14	12.5	15	12.3
NSTAR Electric	12	3.7	12	4.7
PSNH	9	6.4	9	7.1

The increase in the reserve balance was due primarily to a change in cost estimates at an NSTAR Gas MGP site under investigation for which we now know of additional remediation that is required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $102.4 million and $92.2 million as of September 30, 2021 and December 31, 2020, respectively, and related primarily to the natural gas business segment.

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

NSTAR Electric
(Millions of Dollars)	2021	2022	2023	2024	2025	Thereafter	Total
Renewable Energy	$27.1	$103.9	$230.5	$341.2	$348.1	$6,564.2	$7,615.0

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and was $5.7 million as of September 30, 2021.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties:

As of September 30, 2021
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$1,093.5	(1)
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (2)	—	(2)
Sunrise Wind LLC	OREC capacity production (3)	2.2	(3)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (4)	386.4	—
South Fork Wind, LLC	Transmission interconnection	1.2	—
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (5)	40.6	2023
Bay State Wind LLC	Real estate purchase	2.5	2022
Various	Surety bonds (6)	67.5	2021 - 2023
Rocky River Realty Company and Eversource Service	Lease payments for real estate	4.0	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore LLC (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contactors, in an aggregate amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 2, below. The guarantee expires upon the full performance of the guaranteed obligations.

(2)    Eversource parent issued a guarantee (Funding Guarantee) on behalf of Eversource Investment LLC (EI), its wholly-owned subsidiary that holds a 50 percent ownership interest in NEO, under which Eversource parent agreed to guarantee certain funding obligations and certain indemnification payments of EI under the Amended and Restated Limited Liability Company Operating Agreement of NEO, in an aggregate amount not to exceed $910 million. The guaranteed obligations include payment of EI's funding obligations during the construction phase of NEO’s underlying offshore wind projects and indemnification obligations associated with third party credit support for its investment in NEO. Eversource parent’s obligations under the Funding Guarantee expire upon the full performance of the guaranteed obligations.

(3)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(4)     Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $420.6 million, in connection with a construction-related purchase agreement. Eversource parent’s obligations under the guarantee expire upon the earlier of (i) April 14, 2026 and (ii) full performance of the guaranteed obligations.

(5)    Eversource parent issued two guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with two construction-related purchase agreements. Under one guarantee, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $25.8 million. Eversource parent’s obligations under the guarantee expire upon the earlier of (i) October 4, 2023 and (ii) full performance of the guaranteed obligations. Under the second guaranty, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $14.8 million. Eversource parent’s obligations under the guarantee expire upon the earlier of (i) October 18, 2023 and (ii) full performance of the guaranteed obligations.

(6)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2021 and December 31, 2020.

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

G.    CL&P Regulatory Matters
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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the nine months ended September 30, 2021 income statement. The after-tax earnings impact of this charge was $0.07 per share.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to fund various customer assistance initiatives as directed by PURA for disbursement to state-designated purposes, with the objective of disbursing the funds prior to April 30, 2022, including providing credits to existing hardship and non-hardship customers carrying arrearages and other purposes. In the third quarter of 2021, CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance initiatives on the three months ended September 30, 2021 income statement.

In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s draft decision issued September 14, 2021 in the interim rate reduction docket, will be implemented.

CL&P has also agreed that its current base distribution rates shall be frozen, subject to the customer credits described above, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

As part of the settlement agreement, CL&P agreed to withdraw with prejudice its pending appeals of PURA’s April 28, 2021 and July 14, 2021 decisions related to Storm Isaias and agreed to waive its right to file an appeal and seek a judicial stay of the final decision in the interim rate reduction docket. The settlement agreement assures that CL&P will have the opportunity to petition for and demonstrate the prudence of the storm costs incurred to respond to customer outages associated with Storm Isaias in a future ratemaking proceeding.

The cumulative pre-tax impact of the settlement agreement and the Storm Isaias assessment imposed in PURA’s April 28, 2021 and July 14, 2021 decisions totaled $103.6 million, and the after-tax earnings impact was $85.8 million, or $0.25 per share, for the nine months ended September 30, 2021.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$165.5	$116.2	$121.4	$43.0	$44.1	$—	$—
Long-Term Debt	18,219.2	19,810.9	4,215.1	4,865.2	3,984.7	4,494.3	1,163.6	1,228.9
Rate Reduction Bonds	496.9	555.8	—	—	—	—	496.9	555.8

As of December 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$169.1	$116.2	$123.4	$43.0	$45.7	$—	$—
Long-Term Debt	16,179.1	18,420.1	3,914.8	4,800.9	3,643.2	4,294.0	1,099.1	1,207.0
Rate Reduction Bonds	540.1	603.4	—	—	—	—	540.1	603.4

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(1.4)	$1.1	$(76.1)	$(76.4)	$(3.0)	$0.7	$(62.8)	$(65.1)

OCI Before Reclassifications	—	(0.6)	(2.4)	(3.0)	—	0.3	(1.6)	(1.3)
Amounts Reclassified from AOCI	1.0	—	6.5	7.5	1.2	—	4.8	6.0
Net OCI	1.0	(0.6)	4.1	4.5	1.2	0.3	3.2	4.7
Balance as of End of Period	$(0.4)	$0.5	$(72.0)	$(71.9)	$(1.8)	$1.0	$(59.6)	$(60.4)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2021 and December 31, 2020	Issued as of
	Par Value		September 30, 2021	December 31, 2020
Eversource	$5	380,000,000	357,818,402	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Treasury Shares: As of September 30, 2021 and December 31, 2020, there were 14,044,078 and 14,864,379 Eversource common shares held as treasury shares, respectively. As of September 30, 2021 and December 31, 2020, Eversource common shares outstanding were 343,774,324 and 342,954,023, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2021 and 2020 and $5.6 million for each of the nine months ended September 30, 2021 and 2020. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2021 and December 31, 2020. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. There were no antidilutive share awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. For the nine months ended September 30, 2020, there were 52,747 antidilutive share awards excluded from the EPS computation, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource’s common share issuance on June 15, 2020.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income Attributable to Common Shareholders	$283.2	$346.3	$913.8	$933.2
Weighted Average Common Shares Outstanding:
Basic	344,023,846	343,076,614	343,848,905	337,375,172
Dilutive Effect of:
Share-Based Compensation Awards and Other	645,936	696,988	631,151	686,403
Equity Forward Sale Agreement	—	—	—	362,525
Total Dilutive Effect	645,936	696,988	631,151	1,048,928
Diluted	344,669,782	343,773,602	344,480,056	338,424,100
Basic EPS	$0.82	$1.01	$2.66	$2.77
Diluted EPS	$0.82	$1.01	$2.65	$2.76

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,146.8	$81.7	$—	$39.1	$—	$—	$1,267.6
Commercial	748.8	59.0	—	17.2	—	(1.4)	823.6
Industrial	96.2	28.6	—	1.1	—	(4.8)	121.1
Total Retail Tariff Sales Revenues	1,991.8	169.3	—	57.4	—	(6.2)	2,212.3
Wholesale Transmission Revenues	—	—	527.2	—	23.0	(408.5)	141.7
Wholesale Market Sales Revenues	133.8	12.2	—	1.1	—	—	147.1
Other Revenues from Contracts with Customers	29.6	1.2	3.5	1.8	303.1	(301.4)	37.8
Reserve for Revenues Subject to Refund (1)	(93.4)	—	—	(0.9)	—	—	(94.3)
Total Revenues from Contracts with Customers	2,061.8	182.7	530.7	59.4	326.1	(716.1)	2,444.6
Alternative Revenue Programs	(7.9)	2.7	(112.6)	2.3	—	102.0	(13.5)
Other Revenues (2)	1.3	0.1	0.2	0.1	—	—	1.7
Total Operating Revenues	$2,055.2	$185.5	$418.3	$61.8	$326.1	$(614.1)	$2,432.8

	For the Nine Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,094.9	$722.8	$—	$102.8	$—	$—	$3,920.5
Commercial	1,902.9	356.4	—	47.0	—	(4.1)	2,302.2
Industrial	261.1	119.5	—	3.3	—	(12.8)	371.1
Total Retail Tariff Sales Revenues	5,258.9	1,198.7	—	153.1	—	(16.9)	6,593.8
Wholesale Transmission Revenues	—	—	1,338.4	—	62.5	(1,075.4)	325.5
Wholesale Market Sales Revenues	380.1	54.1	—	3.0	—	—	437.2
Other Revenues from Contracts with Customers	68.4	3.6	10.2	5.5	936.6	(929.6)	94.7
Reserve for Revenues Subject to Refund (1)	(93.4)	—	—	(2.2)	—	—	(95.6)
Total Revenues from Contracts with Customers	5,614.0	1,256.4	1,348.6	159.4	999.1	(2,021.9)	7,355.6
Alternative Revenue Programs	14.9	21.3	(119.2)	1.3	—	103.0	21.3
Other Revenues (2)	3.2	0.1	0.7	0.3	—	—	4.3
Total Operating Revenues	$5,632.1	$1,277.8	$1,230.1	$161.0	$999.1	$(1,918.9)	$7,381.2

	For the Three Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,183.9	$45.5	$—	$45.8	$—	$—	$1,275.2
Commercial	682.7	41.1	—	17.1	—	(1.4)	739.5
Industrial	91.0	17.5	—	1.3	—	(3.6)	106.2
Total Retail Tariff Sales Revenues	1,957.6	104.1	—	64.2	—	(5.0)	2,120.9
Wholesale Transmission Revenues	—	—	458.2	—	19.0	(365.6)	111.6
Wholesale Market Sales Revenues	79.6	8.7	—	1.1	—	—	89.4
Other Revenues from Contracts with Customers	20.7	1.3	3.2	0.7	303.3	(299.0)	30.2
Total Revenues from Contracts with Customers	2,057.9	114.1	461.4	66.0	322.3	(669.6)	2,352.1
Alternative Revenue Programs	1.7	(4.0)	(72.3)	(2.0)	—	67.0	(9.6)
Other Revenues (2)	0.7	0.1	0.2	0.1	—	—	1.1
Total Operating Revenues	$2,060.3	$110.2	$389.3	$64.1	$322.3	$(602.6)	$2,343.6

	For the Nine Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,063.7	$399.6	$—	$113.2	$—	$—	$3,576.5
Commercial	1,815.7	243.5	—	47.7	—	(3.7)	2,103.2
Industrial	248.4	67.0	—	3.6	—	(10.1)	308.9
Total Retail Tariff Sales Revenues	5,127.8	710.1	—	164.5	—	(13.8)	5,988.6
Wholesale Transmission Revenues	—	—	1,177.9	—	55.6	(981.4)	252.1
Wholesale Market Sales Revenues	231.1	31.9	—	2.9	—	—	265.9
Other Revenues from Contracts with Customers	63.3	4.1	9.9	2.8	845.1	(838.0)	87.2
Total Revenues from Contracts with Customers	5,422.2	746.1	1,187.8	170.2	900.7	(1,833.2)	6,593.8
Alternative Revenue Programs	54.8	22.9	(52.7)	(4.1)	—	48.9	69.8
Other Revenues (2)	4.9	1.0	0.5	0.5	—	—	6.9
Total Operating Revenues	$5,481.9	$770.0	$1,135.6	$166.6	$900.7	$(1,784.3)	$6,670.5

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$572.0	$401.9	$172.9	$608.7	$415.4	$159.8
Commercial	249.4	411.3	88.5	244.7	358.3	80.1
Industrial	35.0	35.9	25.3	38.0	30.6	22.4
Total Retail Tariff Sales Revenues	856.4	849.1	286.7	891.4	804.3	262.3
Wholesale Transmission Revenues	268.2	171.0	88.0	233.3	153.1	71.8
Wholesale Market Sales Revenues	100.3	21.3	12.2	60.0	12.1	7.5
Other Revenues from Contracts with Customers	12.1	14.3	7.3	8.1	10.5	3.7
(Reserve for)/Amortization of Revenues Subject to Refund (1)	(93.4)	—	—	—	—	2.3
Total Revenues from Contracts with Customers	1,143.6	1,055.7	394.2	1,192.8	980.0	347.6
Alternative Revenue Programs	(82.0)	(14.4)	(24.1)	(65.0)	8.2	(13.8)
Other Revenues (2)	0.2	0.7	0.6	0.2	0.7	—
Eliminations	(142.2)	(123.3)	(55.8)	(133.7)	(113.5)	(50.1)
Total Operating Revenues	$919.6	$918.7	$314.9	$994.3	$875.4	$283.7

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,558.6	$1,069.0	$467.3	$1,567.9	$1,057.9	$437.9
Commercial	679.3	975.7	249.2	670.4	921.3	225.3
Industrial	100.2	89.5	71.4	105.3	82.1	61.0
Total Retail Tariff Sales Revenues	2,338.1	2,134.2	787.9	2,343.6	2,061.3	724.2
Wholesale Transmission Revenues	652.8	478.2	207.4	576.5	430.3	171.1
Wholesale Market Sales Revenues	278.1	64.7	37.3	163.9	39.8	27.4
Other Revenues from Contracts with Customers	28.8	36.8	14.9	25.1	32.4	10.9
(Reserve for)/Amortization of Revenues Subject to Refund (1)	(93.4)	—	—	—	—	6.9
Total Revenues from Contracts with Customers	3,204.4	2,713.9	1,047.5	3,109.1	2,563.8	940.5
Alternative Revenue Programs	(74.2)	(11.3)	(18.8)	(27.8)	31.1	(1.2)
Other Revenues (2)	0.3	2.5	1.1	2.0	2.8	0.6
Eliminations	(394.0)	(362.0)	(142.6)	(371.9)	(327.5)	(124.6)
Total Operating Revenues	$2,736.5	$2,343.1	$887.2	$2,711.4	$2,270.2	$815.3

(1)    The Electric Distribution segment 2021 revenue subject to refund amount relates to an October 1, 2021 CL&P settlement agreement with the DEEP, OCC, AG and the Connecticut Industrial Energy Consumers, which resolved certain issues that arose in pending regulatory proceedings initiated by the PURA. In the third quarter of 2021, CL&P recorded a reduction to Operating Revenues of $65 million on the income statement for a reserve for customer credits associated with the provisions of the settlement agreement. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards to be credited to customers. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement. In total, the reserve for revenues subject to refund totaled $93.4 million and was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the nine months ended September 30, 2021 income statement. See Note 9G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.
(2)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) and $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million (including $0.6 million at CL&P and $2.5 million at NSTAR Electric) and $3.2 million (including $0.6 million at CL&P and $2.1 million at NSTAR Electric) for the nine months ended September 30, 2021 and 2020, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,055.2	$185.5	$418.3	$61.8	$326.1	$(614.1)	$2,432.8
Depreciation and Amortization	(179.8)	(28.5)	(75.4)	(11.5)	(28.0)	1.1	(322.1)
Other Operating Expenses	(1,640.5)	(176.9)	(122.4)	(26.1)	(275.2)	613.7	(1,627.4)
Operating Income/(Loss)	$234.9	$(19.9)	$220.5	$24.2	$22.9	$0.7	$483.3
Interest Expense	$(61.0)	$(15.7)	$(33.5)	$(8.0)	$(42.5)	$12.7	$(148.0)
Other Income, Net	25.4	6.7	5.0	1.2	325.9	(320.4)	43.8
Net Income/(Loss) Attributable to Common Shareholders	150.4	(22.0)	139.4	17.5	304.9	(307.0)	283.2

	For the Nine Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,632.1	$1,277.8	$1,230.1	$161.0	$999.1	$(1,918.9)	$7,381.2
Depreciation and Amortization	(534.1)	(108.7)	(223.4)	(34.3)	(83.7)	3.1	(981.1)
Other Operating Expenses	(4,531.3)	(970.6)	(359.6)	(76.7)	(860.3)	1,918.9	(4,879.6)
Operating Income	$566.7	$198.5	$647.1	$50.0	$55.1	$3.1	$1,520.5
Interest Expense	$(175.4)	$(44.2)	$(98.7)	$(24.0)	$(125.9)	$37.0	$(431.2)
Other Income, Net	76.0	15.2	17.3	3.1	1,059.2	(1,046.2)	124.6
Net Income Attributable to Common Shareholders	365.4	129.6	412.4	30.0	982.5	(1,006.1)	913.8
Cash Flows Used for Investments in Plant	764.9	506.4	691.0	91.2	157.6	—	2,211.1

	For the Three Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution (1)	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$2,060.3	$110.2	$389.3	$64.1	$322.3	$(602.6)	$2,343.6
Depreciation and Amortization	(182.0)	(14.8)	(70.6)	(10.8)	(24.1)	0.3	(302.0)
Other Operating Expenses	(1,577.0)	(104.2)	(120.6)	(10.2)	(271.5)	603.1	(1,480.4)
Operating Income/(Loss)	$301.3	$(8.8)	$198.1	$43.1	$26.7	$0.8	$561.2
Interest Expense	$(53.3)	$(10.1)	$(31.1)	$(8.0)	$(38.7)	$7.1	$(134.1)
Other Income, Net	16.0	0.7	6.9	1.6	401.0	(397.0)	29.2
Net Income/(Loss) Attributable to Common Shareholders	205.5	(15.4)	125.6	23.1	396.6	(389.1)	346.3

	For the Nine Months Ended September 30, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution (1)	Electric Transmission	Water Distribution	Other (1)	Eliminations (1)	Total
Operating Revenues	$5,481.9	$770.0	$1,135.6	$166.6	$900.7	$(1,784.3)	$6,670.5
Depreciation and Amortization	(490.0)	(55.1)	(206.8)	(33.1)	(68.1)	1.2	(851.9)
Other Operating Expenses	(4,309.9)	(592.0)	(338.5)	(60.7)	(771.4)	1,787.9	(4,284.6)
Operating Income	$682.0	$122.9	$590.3	$72.8	$61.2	$4.8	$1,534.0
Interest Expense	$(160.7)	$(32.1)	$(93.8)	$(25.1)	$(119.0)	$27.6	$(403.1)
Other Income, Net	44.9	2.5	22.7	1.7	1,087.9	(1,076.1)	83.6
Net Income Attributable to Common Shareholders	450.6	73.3	381.8	35.6	1,035.6	(1,043.7)	933.2
Cash Flows Used for Investments in Plant	781.2	322.8	732.4	84.0	181.2	—	2,101.6

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2021	$25,604.2	$6,865.6	$12,123.5	$2,444.9	$21,624.5	$(20,648.6)	$48,014.1
As of December 31, 2020	24,981.9	6,450.5	11,695.0	2,375.2	22,089.4	(21,492.4)	46,099.6

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

Preliminary Purchase Price Allocation: The purchase price allocation reflects measurement period adjustments recorded in 2021 to reduce the fair values of certain regulatory and plant assets and certain liabilities acquired, resulting in a corresponding increase to Goodwill, based on new information received during the measurement period.

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

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as well as the Eversource 2020 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP (non-GAAP) that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2021 earnings and EPS excluding charges at CL&P related to a settlement agreement that included credits to customers and funding of various customer assistance initiatives and a storm performance penalty imposed on CL&P by PURA and our 2021 and 2020 earnings and EPS excluding certain acquisition and transition costs.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2021 and 2020 results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the CL&P settlement agreement, the storm performance penalty imposed on CL&P by PURA, and acquisition and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $283.2 million, or $0.82 per share, in the third quarter of 2021, and $913.8 million, or $2.65 per share, in the first nine months of 2021, compared with $346.3 million, or $1.01 per share, in the third quarter of 2020, and $933.2 million, or $2.76 per share, in the first nine months of 2020.

•Our third quarter and first nine months of 2021 results include after-tax costs resulting from a CL&P settlement agreement on October 1, 2021 recorded within the electric distribution segment. Our first nine months of 2021 results also include an after-tax charge at CL&P recorded within the electric distribution segment for a PURA assessment as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Our third quarter and first nine months of 2021 and 2020 results also include after-tax transition and acquisition costs recorded at Eversource parent. In total, these after-tax costs were $67.5 million, or $0.20 per share, in the third quarter of 2021, and $103.1 million, or $0.30 per share, in the first nine months of 2021. Our 2020 results include after-tax transition and acquisition costs recorded at Eversource parent of $5.3 million, or $0.01 per share, in the third quarter of 2020, and $12.8 million, or $0.04 per share, in the first nine months of 2020. Excluding those costs, our non-GAAP earnings were $350.7 million, or $1.02 per share, in the third quarter of 2021, and $1.02 billion, or $2.95 per share, in the first nine months of 2021, compared with $351.6 million, or $1.02 per share, in the third quarter of 2020, and $946.0 million, or $2.80 per share, in the first nine months of 2020.

•We reaffirmed our projection of our long-term EPS growth rate through 2025 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We estimate to earn within the 2021 non-GAAP earnings guidance range of between $3.81 per share and $3.93 per share, which excludes the charges associated with the CL&P settlement agreement and the penalty for CL&P’s Tropical Storm Isaias response assessed by PURA, as well as transition costs related to our October 2020 purchase of the assets of CMA and acquisition costs.

Liquidity:

•Cash flows provided by operating activities totaled $1.52 billion in the first nine months of 2021, compared with $1.50 billion in the first nine months of 2020. Investments in property, plant and equipment totaled $2.21 billion in the first nine months of 2021, compared with $2.10 billion in the first nine months of 2020.  Cash totaled $88.2 million as of September 30, 2021, compared with $106.6 million as of December 31, 2020. Our available borrowing capacity under our commercial paper programs totaled $1.86 billion as of September 30, 2021.

•In the first nine months of 2021, we issued $3.15 billion of new long-term debt, consisting of $1.00 billion at Eversource parent, $425 million at CL&P, $600 million at NSTAR Electric, $350 million at PSNH, $125 million at Yankee Gas, $550 million at EGMA, and $100 million at Aquarion Water Company of Connecticut. In the first nine months of 2021, we repaid $1.14 billion of long-term debt, consisting of $450 million at Eversource parent, $120.5 million at CL&P, $250 million at NSTAR Electric, $282 million at PSNH, and $40 million at Aquarion Water Company of Connecticut.

•On September 1, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, paid on September 30, 2021 to shareholders of record as of September 16, 2021.

Regulatory and Strategic Items:

•On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to fund various customer assistance initiatives as directed by PURA. In the third quarter of 2021, CL&P recorded a liability of $75 million associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance initiatives on the three months ended September 30, 2021 income statement. In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s draft decision issued September 14, 2021 in the interim rate reduction docket, will be implemented. Additionally, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. CL&P has also agreed to freeze its current base distribution rates until no earlier than January 1, 2024. The cumulative pre-tax impact of the October 1, 2021 settlement agreement and the Storm Isaias assessment imposed in PURA’s April 28, 2021 and July 14, 2021 decisions totaled $103.6 million, and the after-tax earnings impact was $85.8 million, or $0.25 per share, for the nine months ended September 30, 2021.

•In August of 2021, BOEM released its Final Environmental Impact Statement (EIS) for the South Fork Wind project, which assessed the environmental, social, and economic impacts of constructing the project. In August of 2021, Sunrise Wind received BOEM’s Notice of Intent (NOI) to prepare an EIS for the review of the Construction Operations Plan (COP) application submitted by Sunrise Wind.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$283.2	$0.82	$346.3	$1.01	$913.8	$2.65	$933.2	$2.76

Regulated Companies (non-GAAP) (1)	$348.5	$1.01	$338.8	$0.99	$1,023.2	$2.97	$941.3	$2.79
Eversource Parent and Other Companies (non-GAAP) (1)	2.2	0.01	12.8	0.03	(6.3)	(0.02)	4.7	0.01
Non-GAAP Earnings	$350.7	$1.02	$351.6	$1.02	$1,016.9	$2.95	$946.0	$2.80
CL&P Settlement Impacts (after-tax) (2)	(63.2)	(0.19)	—	—	(85.8)	(0.25)	—	—
Transition and Acquisition Costs (after-tax) (3)	(4.3)	(0.01)	(5.3)	(0.01)	(17.3)	(0.05)	(12.8)	(0.04)
Net Income Attributable to Common Shareholders (GAAP)	$283.2	$0.82	$346.3	$1.01	$913.8	$2.65	$933.2	$2.76

(1) The 2020 amounts were revised to conform to the current period segment presentation.

(2) The 2021 after-tax costs are associated with the CL&P settlement agreement on October 1, 2021, which included a pre-tax $65 million charge to earnings for customer credits and a $10 million charge to earnings to fund various customer assistance initiatives recorded in the third quarter of 2021. The nine months ended 2021 after-tax costs also include charges recorded at CL&P as a result of the April 28, 2021 and July 14, 2021 PURA decisions, which included a $28.4 million civil penalty for non-compliance with storm performance standards currently being provided as credits to customer bills and a $0.2 million fine to the State of Connecticut’s general fund. As a result of the October 1, 2021 settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views these collective charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance.

(3) The 2020 acquisition costs are associated with our purchase of the assets of CMA on October 9, 2020. The 2021 costs are for the transition of systems as a result of the CMA acquisition and costs associated with our pending water business acquisition.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$285.3	$0.82	$338.8	$0.99	$937.4	$2.72	$941.3	$2.79

Electric Distribution (non-GAAP)	$213.6	$0.62	$205.5	$0.60	$451.2	$1.31	$450.6	$1.33
Electric Transmission	139.4	0.40	125.6	0.36	412.4	1.20	381.8	1.13
Natural Gas Distribution (1)	(22.0)	(0.06)	(15.4)	(0.04)	129.6	0.37	73.3	0.22
Water Distribution	17.5	0.05	23.1	0.07	30.0	0.09	35.6	0.11
Net Income - Regulated Companies (Non-GAAP)	$348.5	$1.01	$338.8	$0.99	$1,023.2	$2.97	$941.3	$2.79
CL&P Settlement Impacts (after-tax)	(63.2)	(0.19)	—	—	(85.8)	(0.25)	—	—
Net Income - Regulated Companies (GAAP)	$285.3	$0.82	$338.8	$0.99	$937.4	$2.72	$941.3	$2.79

(1) The 2020 amounts were revised to conform to the current period segment presentation.

Our electric distribution segment earnings decreased $55.1 million in the third quarter of 2021, as compared to the third quarter of 2020, due primarily to CL&P’s settlement agreement on October 1, 2021, which included a pre-tax $65 million charge to earnings for customer credits and a $10 million charge to earnings to fund various customer assistance initiatives recorded in the third quarter of 2021. The after-tax impact of the CL&P settlement agreement was $63.2 million, or $0.19 per share. Excluding those charges, electric distribution segment earnings increased $8.1 million due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2021 and at PSNH effective January 1, 2021 and August 1, 2021, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, higher interest expense, and higher property tax expense.

Our electric distribution segment earnings decreased $85.2 million in the first nine months of 2021, as compared to the first nine months of 2020, due primarily to CL&P’s settlement agreement on October 1, 2021 resulting in a total $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge at CL&P for an assessment by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 recorded in the first quarter of 2021. The after-tax impact of the CL&P settlement agreement and CL&P storm performance assessment imposed by PURA was $85.8 million, or $0.25 per share. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis. Excluding those charges, electric distribution segment earnings increased $0.6 million due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021 and August 1, 2021, and at CL&P effective May 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. Those earnings increases were partially offset by higher operations and maintenance expense driven by higher employee-related expenses and higher storm restoration costs, higher depreciation expense, higher property tax expense, and higher interest expense.

Our electric transmission segment earnings increased $13.8 million and $30.6 million in the third quarter and the first nine months of 2021, respectively, as compared to the third quarter and the first nine months of 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. The earnings increase for the nine-month period was partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC.

Our natural gas distribution segment had an increased loss of $6.6 million in the third quarter of 2021, as compared to the third quarter of 2020, due primarily to a loss from the addition of Eversource Gas Company of Massachusetts (EGMA) operations of $8.4 million due to the seasonality of the natural gas business. The increased loss was partially offset by the base distribution rate increase at Yankee Gas effective January 1, 2021 (with changes to customer rates beginning March 1, 2021).

Our natural gas distribution segment earnings increased $56.3 million in the first nine months of 2021, as compared to the first nine months of 2020, due primarily to the addition of EGMA earnings of $33.2 million. Additionally, the earnings increase was due to base distribution rate increases at NSTAR Gas effective November 1, 2020 and at Yankee Gas effective January 1, 2021 (with changes to customer rates beginning March 1, 2021), and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher depreciation expense, higher operations and maintenance expense, and higher property tax expense.

Our water distribution segment earnings decreased $5.6 million in both the third quarter and the first nine months of 2021, as compared to the third quarter and the first nine months of 2020. The earnings decrease in both periods was due primarily to the absence in 2021 of a third quarter 2020 after-tax gain of $3.5 million and lower revenues as a result of the sale of the water system and treatment plant in Hingham, Massachusetts.

Eversource Parent and Other Companies:  Eversource parent and other companies had increased losses of $9.6 million and $15.5 million in the third quarter and the first nine months of 2021, respectively, as compared to the third quarter and the first nine months of 2020, due primarily to a higher effective tax rate. The increased loss for the nine-month period was also due to an increase in the transition and integration costs of EGMA of $4.5 million.

Impact of COVID-19

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We are in the re-entry phase of our pandemic response plan, in which the majority of our employees under remote work arrangements have transitioned back to the workplace. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and increased expenses for cleaning and supplies for personal protective equipment.

As of September 30, 2021, our allowance for uncollectible customer receivable balance of $441.7 million, of which $229.9 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. We continue to evaluate the adequacy of the uncollectible allowance based on an ongoing assessment of accounts receivable collections and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment.

This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic. In Connecticut, the moratorium on disconnections of commercial and non-hardship residential customers ended in June 2021 and September 2021, respectively, but is still in place for hardship residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have resumed after these moratoria have expired, which has resulted in recent improved collection experience and more customers applying for, and receiving, hardship status. On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. As a result of the order, in the first nine months of 2021, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and for hardship residential customers ended in May 2021 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

Based upon the evaluation performed, in the first nine months of 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $25.8 million for Eversource (increase of $16.3 million for CL&P and $12.5 million at our natural gas businesses, and decrease of $1.8 million at NSTAR Electric). In the third quarter of 2021, the COVID-19 related allowance for uncollectible accounts decreased by $6.5 million at Eversource (increased $4.0 million at CL&P, and decreased $8.3 million at NSTAR Electric and $2.2 million at our natural gas businesses). The COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of September 30, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $57.0 million at Eversource ($20.1 million at CL&P, $8.5 million at NSTAR Electric, and $27.4 million at our natural gas businesses). Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

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

In the first nine months of 2021, net incremental costs incurred as a result of COVID-19 totaled $21.2 million, and related to uncollectible expense that impacts earnings, facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment, net of cost savings and benefits under the CARES Act. In the first nine months of 2021, we deferred $17.3 million of these net incremental COVID-19 costs on the balance sheet. Net incremental COVID-19 expenses that reduced pre-tax earnings totaled $3.9 million on the statement of income in the first nine months of 2021.

As of September 30, 2021, a total of $41.3 million of net deferred incremental COVID-19 costs were recorded on the balance sheet, of which $34.5 million of that deferral related to uncollectible expense that impacts earnings and $6.8 million related to cleaning and supplies for personal protective equipment.

Liquidity

Cash totaled $88.2 million as of September 30, 2021, compared with $106.6 million as of December 31, 2020.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 15, 2026. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2026. The revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$653.0	$1,054.3	$1,347.0	$945.7	0.18%	0.25%
NSTAR Electric Commercial Paper Program	138.0	195.0	512.0	455.0	0.10%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2021 or December 31, 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuances in October 2021, $80.0 million of commercial paper borrowings under the Eversource parent commercial paper program were classified as Long-Term Debt as of September 30, 2021.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2021, there were intercompany loans from Eversource parent to PSNH of $66.5 million, and to a subsidiary of NSTAR Electric of $24.6 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.60 billion in long-term debt through December 31, 2023. On September 10, 2021, the DPU approved EGMA’s request for authorization to issue up to $725 million in long-term debt through December 31, 2023. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P:
2.05% Series A First Mortgage Bonds	$425.0	June 2021	July 2031	Repaid short-term debt, paid capital expenditures and working capital
4.38% Series A PCRB	(120.5)	September 2021	September 2028	Paid on par call date in advance of maturity
NSTAR Electric:
3.10% 2021 Debentures	300.0	May 2021	June 2051	Refinanced investments in eligible green expenditures, which were previously financed in 2019 and 2020
3.50% Series F Senior Notes	(250.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
1.95% 2021 Debentures	300.0	August 2021	August 2031	Repaid short-term debt, paid capital expenditures and working capital
PSNH:
4.05% Series Q First Mortgage Bonds	(122.0)	March 2021	June 2021	Paid on par call date in advance of maturity date
3.20% Series R First Mortgage Bonds	(160.0)	June 2021	September 2021	Paid on par call date in advance of maturity date
2.20% Series V First Mortgage Bonds	350.0	June 2021	June 2031	Repaid short-term debt, including short-term debt used to redeem Series R First Mortgage Bonds, paid capital expenditures and working capital
Other:
Eversource Parent 2.50% Series I Senior Notes	(450.0)	February 2021	March 2021	Paid on par call date in advance of maturity date
Eversource Parent 2.55% Series S Senior Notes	350.0	March 2021	March 2031	Repaid short-term debt, including short-term debt used to redeem Series I Senior Notes
Eversource Parent 1.40% Series U Senior Notes	300.0	August 2021	August 2026	Repaid short-term debt
Eversource Parent Variable Rate Series T Senior Notes (1)	350.0	August 2021	August 2023	Repaid short-term debt
Aquarion Water Company of Connecticut 3.31% Senior Notes	100.0	April 2021	April 2051	Repaid 5.50% Notes, repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut 5.50% Notes	(40.0)	April 2021	April 2021	Paid at maturity
Yankee Gas 1.38% Series S First Mortgage Bonds	90.0	August 2021	August 2026	(2)
Yankee Gas 2.88% Series T First Mortgage Bonds	35.0	August 2021	August 2051	(2)
EGMA 2.11% Series A First Mortgage Bonds	310.0	September 2021	October 2031	(2)
EGMA 2.92% Series B First Mortgage Bonds	240.0	September 2021	October 2051	(2)
NSTAR Gas 2.25% Series T First Mortgage Bonds	40.0	October 2021	November 2031	(2)
NSTAR Gas 3.03% Series U First Mortgage Bonds	40.0	October 2021	November 2051	(2)

(1)    On August 10, 2021, Eversource Parent issued $350 million of floating rate Series T Senior Notes with a maturity date of August 15, 2023. The notes have a coupon rate based on the Compounded SOFR plus 0.25%.

(2)    The use of proceeds from these various issuances refinanced existing indebtedness, funded capital expenditures and were for general corporate purposes. The EGMA indebtedness that was refinanced included $309.4 million of long-term debt.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $18.9 million of interest payments in the first nine months of 2021, and paid $43.2 million of RRB principal payments and $20.2 million of interest payments in the first nine months of 2020.

Cash Flows:  Cash flows provided by operating activities totaled $1.52 billion in the first nine months of 2021, compared with $1.50 billion in the first nine months of 2020. Operating cash flows were favorably impacted by improvements in the timing of collections for regulatory tracking mechanisms, the addition of cash flows of EGMA, the timing of cash collections on our accounts receivable, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, cash payments made in 2021 for storm restoration costs of approximately $52 million related to Tropical Storm Isaias at CL&P, a $39.5 million increase in income tax payments made in 2021, as compared to 2020, a $32.0 million increase in Pension and PBOP contributions made in 2021, as compared to 2020, and an increase in cost of removal expenditures.

On September 1, 2021, our Board of Trustees approved a common share dividend payment of $0.6025 per share, paid on September 30, 2021 to shareholders of record as of September 16, 2021. In the first nine months of 2021, we paid cash dividends of $603.6 million and issued non-cash dividends of $17.3 million in the form of treasury shares, totaling dividends of $620.9 million. In the first nine months of 2020, we paid cash dividends of $555.7 million and issued non-cash dividends of $17.2 million in the form of treasury shares, totaling dividends of $572.9 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2021, CL&P, NSTAR Electric and PSNH paid $210.3 million, $283.2 million, and $235.6 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In the first nine months of 2021, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.21 billion, $563.2 million, $675.2 million, and $217.4 million, respectively.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Credit Ratings: On September 21, 2021, Fitch changed CL&P’s outlook from stable to negative. On October 29, 2021, S&P changed CL&P’s outlook from negative to stable.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $2.29 billion in the first nine months of 2021, compared to $2.19 billion in the first nine months of 2020.  These amounts included $161.2 million and $178.3 million in the first nine months of 2021 and 2020, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $22.6 million in the first nine months of 2021, as compared to the first nine months of 2020.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020
CL&P	$242.4	$296.4
NSTAR Electric	316.1	253.6
PSNH	123.7	154.8
Total Electric Transmission Segment	$682.2	$704.8

Eastern Massachusetts and New Hampshire Transmission Projects: These projects consist of a portfolio of electric transmission upgrades in southern New Hampshire, northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory (two in New Hampshire and 26 in Massachusetts). The two New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been placed in service, and 23 Massachusetts upgrades have been placed in service. On December 17, 2019, the Massachusetts Siting Board issued a favorable decision on the Sudbury-Hudson Reliability Project, the last project requiring such approval. On January 17, 2020, the Town of Sudbury and Protect Sudbury, a community group, appealed the decision to the Massachusetts Supreme Judicial Court. On June 25, 2021, the Massachusetts Supreme Judicial Court rejected the Town’s appeal, affirming all aspects of the Siting Board’s final decision. On March 11, 2021, Protect Sudbury filed a petition with the Surface Transportation Board, a federal agency, claiming the Massachusetts Bay Transportation Authority (MBTA) did not have the right to lease a portion of its inactive railroad corridor, a claim previously rejected by the Massachusetts Land Court. MBTA filed its response on April 30, 2021 and a decision is anticipated by the end of the year. Additionally, Eversource must reach agreement on a Memorandum of Agreement (MOA) with the Army Corps of Engineers and consulting parties, including the Massachusetts Historical Commission and the Narragansett tribe, to establish measures to be performed by the Company to mitigate project impacts. The Army Corps of Engineers initiated the MOA consultation process with the consulting parties in late September. Although there is no mandated timeframe for resolution, the Company anticipates achieving resolution by the end of 2021. The two remaining upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the second quarter of 2023. We estimate our portion of the investment will be approximately $750 million, of which, $564 million has been spent and capitalized through September 30, 2021.

Southeastern Massachusetts Transmission Projects: These projects consist of a portfolio of electric transmission and substation upgrades in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. Of the twelve upgrades in Eversource’s service territory, four require siting approvals from the Massachusetts regulatory agencies, of which, one has received approval and is under construction, two have completed hearings and are awaiting orders and one, a joint project with National Grid, has yet to be filed. Of the remaining eight projects, two projects are under construction, and six projects have been placed in-service. We estimate our portion of the investment will be approximately $190 million, of which, $42 million has been spent and capitalized through September 30, 2021.

All project costs are anticipated to be fully recoverable through transmission rates.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2021
Basic Business	$160.2	$111.7	$39.5	$311.4	$140.8	$11.0	$463.2
Aging Infrastructure	110.5	162.7	44.3	317.5	358.3	77.7	753.5
Load Growth and Other	51.2	108.5	15.2	174.9	59.0	0.5	234.4
Total Distribution	321.9	382.9	99.0	803.8	558.1	89.2	1,451.1
Solar	—	(0.7)	—	(0.7)	—	—	(0.7)
Total	$321.9	$382.2	$99.0	$803.1	$558.1	$89.2	$1,450.4
2020
Basic Business	$149.4	$146.5	$38.9	$334.8	$59.7	$7.6	$402.1
Aging Infrastructure	133.2	178.8	58.7	370.7	268.0	82.5	721.2
Load Growth and Other	55.3	69.2	14.6	139.1	39.2	0.6	178.9
Total Distribution	337.9	394.5	112.2	844.6	366.9	90.7	1,302.2
Solar	—	1.1	—	1.1	—	—	1.1
Total	$337.9	$395.6	$112.2	$845.7	$366.9	$90.7	$1,303.3

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

Pending Acquisition of New England Service Company: On April 8, 2021, Aquarion and New England Service Company (NESC) entered into a definitive agreement pursuant to which Aquarion would acquire all outstanding shares of NESC. NESC provides regulated water service to approximately 10,000 customers in Connecticut, Massachusetts, and New Hampshire. The acquisition will be structured as a stock-for-stock exchange and Eversource will issue approximately 463,000 common shares at closing. The transaction requires approval from the PURA, DPU, NHPUC and other regulators and is expected to close by the end of 2021. On August 3, 2021, NESC shareholders voted to approve the pending acquisition. On October 27, 2021, PURA approved the transaction.

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

We are preparing our final project designs and advancing the appropriate federal, state and local siting and permitting processes along with our offshore wind partner, Ørsted, all of which is competitively sensitive. We currently expect to make investments in our offshore wind business of approximately $300 million to $500 million during 2021, subject to advancing our final project designs and federal, state and local permitting processes. As of September 30, 2021 and December 31, 2020, Eversource's total equity investment balance in its offshore wind business was $1.13 billion and $887.1 million, respectively.

The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	Approved
Revolution Wind	Connecticut	304	20	$98.43 - $99.50	Fixed price contracts; no price escalation	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	Approved
South Fork Wind	New York (LIPA)	40	20	$86.25	2 percent average price escalation	Approved
Sunrise Wind	New York (NYSERDA)	924 (1)	25	$110.37 (2)	Fixed price contract; no price escalation	Approved

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

Federal Siting and Permitting Process: The South Fork Wind project has commenced the federal siting and permitting process with the filing of its Construction Operations Plan (COP) application with BOEM in 2018. The first major milestone in the BOEM review process is an issuance of a Notice of Intent (NOI) to complete an Environmental Impact Statement (EIS), which South Fork Wind received in 2018. In August 2020, we received the final review schedule from BOEM regarding South Fork Wind’s COP approval. In January 2021, BOEM released its Draft EIS for the South Fork Wind project and in August 2021, BOEM released its Final EIS, which assessed the environmental, social, and economic impacts of constructing the project and recommends measures to minimize impacts. The Final EIS will inform BOEM in deciding whether to approve the project or to approve with modifications. Identified impacts in the Final EIS included negligible to major adverse impacts to certain physical, biological or cultural resources from project construction and operations. The Final EIS also analyzed four alternatives to be evaluated as part of the process. Each of the identified alternative configurations had a similar level of environmental impacts, and if an alternative configuration was selected, the South Fork Wind project would still meet the contractual output under its PPA. The Record of Decision (ROD) is expected in November 2021 and will identify the recommended alternative. The final decision is expected in January 2022.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. Both projects received FAST41 designation in 2020. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the first quarter of 2023, the Record of Decision in the second quarter of 2023, and a final decision is expected in the third quarter of 2023. On August 31, 2021, Sunrise Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Sunrise Wind. For Sunrise Wind, a final EIS and Record of Decision is expected in the third quarter of 2023, and a final decision is expected in the fourth quarter of 2023.

State and Local Siting and Permitting Process: South Fork Wind commenced the New York state siting process in 2018. On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Among other things, the Joint Proposal included proposed mitigations to certain environmental, community and construction impacts associated with constructing the project. South Fork Wind was joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation. On March 18, 2021, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. Two petitions for re-hearing of the New York Public Service Commission decision have been filed, and South Fork Wind responded on May 3, 2021 opposing the re-hearing requests. In April 2021, South Fork Wind filed its Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on how the project will be constructed in accordance with the conditions of the approved Joint Proposal. Comments from reviewing agencies and parties have been received and South Fork Wind has responded to and addressed those comments in the plan which was re-submitted in September 2021. A final approval of the EM&CP is expected by the fourth quarter 2021.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project. The Town approved the easements on January 21, 2021, and Trustees approved the lease on January 25, 2021.

State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind state siting application was deemed complete on January 22, 2021, and the preliminary hearing was completed on March 22, 2021. On April 26, 2021, the Rhode Island Energy Facilities Siting Board issued a Preliminary Decision and Order on scheduling with Advisory Opinions for local and state agencies. All advisory opinions were received in August, in accordance with the expedited schedule, and evidentiary hearings began in October 2021. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process, and Sunrise Wind filed a formal notice of intent to commence settlement negotiations towards a Joint Proposal on August 31, 2021.

Projected In-Service Dates: Based on BOEM’s permit schedule outlining when BOEM will complete its review of the South Fork Wind COP, we expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, based on the BOEM permit schedule included in each respective NOI, we currently expect in-service dates in 2025 for both projects, and are continuing to analyze the overall project schedules.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of September 30, 2021 and December 31, 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of September 30, 2021 and December 31, 2020.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource's after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. From the date of a final FERC order, based off of estimated 2021 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5 million, or $0.01 per share, per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2021, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2020 Form 10-K.

Connecticut:

CL&P Deferred Storm Costs: In 2021 and 2020, multiple tropical and severe storms caused extensive damage to CL&P’s electric distribution systems and customer outages, along with significant pre-staging costs. These storms resulted in deferred pre-staging and storm restoration costs of $195 million for 2021 storms and $344 million for 2020 storms, including the catastrophic impact of Tropical Storm Isaias in August 2020, among others. Management believes all these storm costs were prudently incurred and meet the criteria for specific cost recovery.

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudence of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $234 million at CL&P and $251 million at Eversource as of September 30, 2021. The estimated cost of restoration may continue to change as additional cost information becomes available and final post-storm costs are deferred or capitalized. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. Eversource and CL&P continue to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the nine months ended September 30, 2021 income statement. The after-tax earnings impact of this charge was $0.07 per share.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to fund various customer assistance initiatives as directed by PURA for disbursement to state-designated purposes, with the objective of disbursing the funds prior to April 30, 2022, including providing credits to existing hardship and non-hardship customers carrying arrearages and other purposes. In the third quarter of 2021, CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance initiatives on the three months ended September 30, 2021 income statement.

In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s draft decision issued September 14, 2021 in the interim rate reduction docket, will be implemented.

CL&P has also agreed that its current base distribution rates shall be frozen, subject to the customer credits described above, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

As part of the settlement agreement, CL&P agreed to withdraw with prejudice its pending appeals of PURA’s April 28, 2021 and July 14, 2021 decisions related to Storm Isaias and agreed to waive its right to file an appeal and seek a judicial stay of the final decision in the interim rate reduction docket. The settlement agreement assures that CL&P will have the opportunity to petition for and demonstrate the prudence of the storm costs incurred to respond to customer outages associated with Storm Isaias in a future ratemaking proceeding.

The cumulative pre-tax impact of the settlement agreement and the Storm Isaias assessment imposed in PURA’s April 28, 2021 and July 14, 2021 decisions totaled $103.6 million, and the after-tax earnings impact was $85.8 million, or $0.25 per share, for the nine months ended September 30, 2021.

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

On September 15, 2021, PURA issued its final decision in the 2020 RAM reconciliation filing, which required no adjustment to the GSC, BFMCC, NBFMCC and SBC rates, changed the TAC and RDM rates effective October 1, 2021, and maintained the CTA, ESI and base distribution rates in effect as of June 1, 2021. As part of this decision, PURA also approved two separate amortization periods, effective October 1, 2021, allowing for the collection of cumulative under-recoveries totaling $193 million as of December 31, 2020 associated with the NBFMCC and TAC rates over a 31-month period and the RDM rate over a 15-month period. PURA also required CL&P to apply the prime rate, retroactive to January 1, 2020, when calculating carrying charges for the under- or over-recoveries included in the rate components, which impacted the NBFMCC, SBC, CTA, and TAC rates.

CL&P Impact of Third Quarter 2021 Rate Changes: On September 1, 2021, CL&P adjusted its rates for the $28.4 million penalty imposed by PURA for non-compliance with performance standards that is being provided as credits on customer bills over a one-year period. On October 1, 2021, CL&P implemented new TAC and RDM delivery rates. In total, CL&P implemented an overall net rate increase of $0.00174 per kWh for residential Rate 1 customers for these rate component charges, net of the rate decrease for the storm penalty credit. For residential customers with 700 kWh monthly usage, the impact of the September 1 and October 1, 2021 rate changes equated to a net increase of $1.22 on monthly customer bills.

Massachusetts:

NSTAR Gas and EGMA Mitigation Filings: On October 6, 2021, NSTAR Gas and EGMA made filings with the DPU regarding the deferral of certain costs for the purpose of mitigating November 1, 2021 bill impacts associated with new delivery rates as a result of increases in natural gas supply costs, thereby providing rate relief to customers. These adjustments to rates do not impact the recovery of costs, only the timing of when the costs are collected in rates. For NSTAR Gas and EGMA, these adjustments included delaying portions of the base distribution rate changes, the decoupling revenue requirement, and the recovery of certain prior period under-collections until November 1, 2022. These adjustments delay recovery of $16.7 million for NSTAR Gas and $19.7 million for EGMA for a one-year period. These adjustments will result in the under-recovery of costs beginning November 1, 2021, with no impact on the statement of income.

NSTAR Gas Distribution Rates: As part of an inflation-based mechanism, NSTAR Gas submitted its first annual Performance Based Rate Adjustment filing on September 15, 2021. Subsequently, NSTAR Gas filed a mitigation plan on October 6, 2021 to defer recovery of the base distribution rate change for NSTAR Gas until November 1, 2022 associated with depreciation and property tax expense for the 2019 and 2020 non-GSEP investments. The DPU approved a $13.6 million increase to base distribution rates on October 29, 2021 for effect on November 1, 2021.

EGMA Distribution Rates: As established in the October 7, 2020 EGMA Rate Settlement Agreement, EGMA filed for its first base distribution rate increase on September 17, 2021. The DPU approved a $13 million increase to base distribution rates on October 28, 2021 for effect on November 1, 2021.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Operating Revenues	$2,432.8	$2,343.6	$89.2	$7,381.2	$6,670.5	$710.7
Operating Expenses:
Purchased Power, Fuel and Transmission	880.6	806.3	74.3	2,529.2	2,313.0	216.2
Operations and Maintenance	389.1	332.0	57.1	1,265.8	1,006.1	259.7
Depreciation	276.8	244.5	32.3	822.2	721.2	101.0
Amortization	45.2	57.5	(12.3)	158.9	130.7	28.2
Energy Efficiency Programs	143.8	145.0	(1.2)	460.8	408.8	52.0
Taxes Other Than Income Taxes	213.9	197.1	16.8	623.8	556.7	67.1
Total Operating Expenses	1,949.4	1,782.4	167.0	5,860.7	5,136.5	724.2
Operating Income	483.4	561.2	(77.8)	1,520.5	1,534.0	(13.5)
Interest Expense	148.0	134.0	14.0	431.2	403.2	28.0
Other Income, Net	43.8	29.2	14.6	124.6	83.6	41.0
Income Before Income Tax Expense	379.2	456.4	(77.2)	1,213.9	1,214.4	(0.5)
Income Tax Expense	94.1	108.2	(14.1)	294.5	275.6	18.9
Net Income	285.1	348.2	(63.1)	919.4	938.8	(19.4)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$283.2	$346.3	$(63.1)	$913.8	$933.2	$(19.4)

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

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage (Decrease)/Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Decrease
Three Months Ended September 30:	2021	2020		2021	2020		2021	2020
Traditional	2,097	2,110	(0.6)%	—	—	—%	397	770	(48.4)%
Decoupled and Special Contracts (1)(2)	12,197	12,281	(0.7)%	16,545	15,951	3.7%	6,856	8,102	(15.4)%
Total Sales Volumes	14,294	14,391	(0.7)%	16,545	15,951	3.7%	7,253	8,872	(18.2)%

Nine Months Ended September 30:
Traditional	5,901	5,805	1.7%	—	—	—%	967	1,686	(42.6)%
Decoupled and Special Contracts (1)(2)	33,071	32,404	2.1%	107,337	103,286	3.9%	16,863	17,658	(4.5)%
Total Sales Volumes	38,972	38,209	2.0%	107,337	103,286	3.9%	17,830	19,344	(7.8)%

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

Operating Revenues: Operating Revenues by segment increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$(5.1)	$150.2
Natural Gas Distribution	75.3	507.8
Electric Transmission	29.0	94.5
Water Distribution	(2.3)	(5.6)
Other	3.8	98.4
Eliminations	(11.5)	(134.6)
Total Operating Revenues	$89.2	$710.7

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $3.9 million and $36.3 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, respectively, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021 and August 1, 2021, and at CL&P effective May 1, 2020, partially offset by a base distribution rate decrease at CL&P implemented June 1, 2021. The decrease in the CL&P base distribution rate on June 1, 2021 was due primarily to the completion of the recovery of certain storm cost amortization and therefore the base rate decrease did not impact earnings.

•Base natural gas distribution revenues increased $7.9 million and $48.5 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, respectively, due primarily to base distribution rate increases at NSTAR Gas effective November 1, 2020, which includes a shift of recovery into base rates of certain GSEP investments, and at Yankee Gas effective January 1, 2021. Although new rates at Yankee Gas were implemented on March 1, 2021 to customers, the provisions of the base distribution rate increase were effective January 1, 2021.

Electric distribution revenues also decreased $65 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due to CL&P’s settlement agreement on October 1, 2021, in which CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. In the third quarter of 2021, CL&P recorded a current regulatory liability associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that is currently being provided as credits to customer bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for the Massachusetts utilities, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(47.2)	$(148.0)	$8.9	$40.0
Retail transmission	77.0	156.2	—	—
Other distribution tracking mechanisms	(11.4)	36.9	1.5	12.7
Wholesale Market Sales Revenue	54.2	149.0	(3.2)	(1.1)

The decrease in energy supply procurement within electric distribution for the three months ended September 30, 2021, as compared to the same period in 2020, was driven primarily by lower average supply-related sales volumes, partially offset by higher average prices. The decrease in energy supply procurement within electric distribution for the nine months ended September 30, 2021, as compared to the same period in 2020, was driven primarily by lower average supply-related sales volumes and lower average prices. The increase in energy supply procurement within natural gas distribution for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was driven primarily by higher average prices. The increase for the nine-month period was also attributable to higher average supply-related sales volumes.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P for both the three and nine months ended September 30, 2021, as compared to the same periods in 2020. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 100 percent and 96 percent for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation.

EGMA Natural Gas Distribution Revenues: The addition of EGMA increased total operating revenues at the natural gas distribution segment by $62.8 million and $412.1 million for the three and nine months ended September 30, 2021, respectively.

Electric Transmission Revenues:  Electric transmission revenues increased $29.0 million and $94.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. The increase in electric transmission revenues for the nine months ended September 30, 2021, as compared to the same period in 2020, was partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Purchased Power Costs	$(25.2)	$(81.5)
Natural Gas Costs	47.0	222.1
Transmission Costs	79.8	155.5
Eliminations	(27.3)	(79.9)
Total Purchased Power, Fuel and Transmission	$74.3	$216.2

The decrease in purchased power expense at the electric distribution business for the three months ended September 30, 2021, as compared to the same period in 2020, was driven primarily by lower expense related to the procurement of energy supply resulting from lower average supply-related sales volumes, partially offset by higher average prices. The decrease in purchased power expense at the electric distribution business for the nine months ended September 30, 2021, as compared to the same period in 2020, was driven primarily by lower expense related to the procurement of energy supply resulting from lower average supply-related sales volumes and lower average prices. The lower energy supply expense in the three and nine-month periods was partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism at CL&P.

The increase in costs at the natural gas distribution segment for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was due primarily to the addition of EGMA natural gas supply costs as a result of the 2020 CMA asset acquisition of $18.4 million and $140.9 million, respectively, as well as higher average prices. The increase for the nine-month period was also attributable to higher average supply-related sales volumes.

The increase in transmission costs for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
CL&P assessment by PURA for Tropical Storm Isaias response; reflected as reduction to Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement	$(28.4)	$—
CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	10.0	10.0
Employee-related expenses, including labor and benefits	(3.8)	22.9
Funding of CL&P storm reserve as part of June 1, 2021 rate change	6.0	10.0
Storm restoration costs	2.7	20.4
Vegetation Management	9.3	11.6
Operations-related expenses, including vehicles and outside services	1.4	5.6
Shared corporate costs (including computer software depreciation at Eversource Service)	4.9	15.8
Other non-tracked operations and maintenance	0.2	6.2
Total Base Electric Distribution (Non-Tracked Costs)	2.3	102.5
Tracked Costs (Electric Distribution and Electric Transmission)	5.8	22.7
Natural Gas Distribution:
Base (Non-Tracked) Costs, excluding EGMA	2.6	5.8
Tracked Costs, excluding EGMA	1.5	4.8
EGMA Operations and Maintenance	33.6	119.2
Total Natural Gas Distribution	37.7	129.8
Water Distribution:
Absence in 2021 of gain on sale of Hingham water system in July 2020	16.0	16.0
Other	0.1	0.1
Total Water Distribution	16.1	16.1
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	3.5	81.8
Transition and Acquisition Costs	(1.4)	6.2
Eliminations	(6.9)	(99.4)
Total Operations and Maintenance	$57.1	$259.7

Depreciation expense increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due to higher utility plant in service balances, and due to the addition of EGMA utility plant balances as a result of the 2020 CMA asset acquisition of $12.0 million and $35.5 million, respectively.

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

Amortization decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm cost deferred assets. The decrease was partially offset by an increase in the deferral adjustment of energy supply, energy-related and other costs. Amortization increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the deferral adjustment of energy supply, energy-related and other costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase for the nine-month period was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm cost deferred assets.

Energy Efficiency Programs expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to the deferral adjustment at CL&P, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. Energy Efficiency increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the addition of EGMA energy efficiency program costs as a result of the 2020 CMA asset acquisition of $45.7 million. The increase in the first nine months of 2021 was also due to the deferral adjustment at NSTAR Electric and PSNH, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, due primarily to an increase in property taxes as a result of higher utility plant balances, the addition of EGMA property taxes as a result of the 2020 CMA asset acquisition of $6.2 million and $24.1 million, respectively, and higher Connecticut gross earnings taxes.

Interest Expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($7.8 million), an increase in interest expense on regulatory deferrals ($5.1 million), and an increase in interest on notes payable ($1.2 million), partially offset by an increase in AFUDC related to debt funds and other capitalized interest ($0.5 million).

Interest Expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($23.5 million), an increase in interest expense on regulatory deferrals ($8.0 million), and higher amortization of debt discounts and premiums, net ($0.8 million), partially offset by a decrease in interest on notes payable ($3.4 million), a decrease in RRB interest expense ($1.0 million) and an increase in AFUDC related to debt funds and other capitalized interest ($0.6 million).

Other Income, Net increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($10.7 million) and an increase in interest income primarily from regulatory deferrals ($5.8 million), partially offset by investment losses in 2021 compared to investment income in 2020 driven by market volatility ($1.7 million).

Other Income, Net increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($29.6 million), an increase in interest income primarily from regulatory deferrals ($13.9 million) and investment income in 2021 compared to investment losses in 2020 driven by market volatility ($2.2 million), partially offset by lower AFUDC related to equity funds ($3.1 million).

Income Tax Expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to lower pre-tax earnings ($16.5 million), higher share-based payment excess tax benefits ($0.1 million), and the absence of the sale of Hingham water system ($12.5 million), partially offset by higher state taxes ($4.4 million), a decrease in amortization of EDIT ($0.9 million), an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.1 million), and a return to provision adjustment ($4.6 million).

Income Tax Expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to higher state taxes ($17.8 million), lower share-based payment excess tax benefits ($2.6 million), a return to provision adjustment ($4.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.8 million), partially offset by the absence of the sale of Hingham water system ($12.5 million) and an increase in amortization of EDIT ($1.4 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)	2021	2020	Increase/ (Decrease)
Operating Revenues	$2,736.5	$2,711.4	$25.1	$2,343.1	$2,270.2	$72.9	$887.2	$815.3	$71.9
Operating Expenses:
Purchased Power and Transmission	1,073.7	1,089.2	(15.5)	711.7	702.1	9.6	279.5	273.3	6.2
Operations and Maintenance	465.6	417.7	47.9	421.6	369.3	52.3	168.2	151.8	16.4
Depreciation	253.1	238.7	14.4	251.5	238.2	13.3	89.5	74.5	15.0
Amortization of Regulatory Assets, Net	76.6	37.2	39.4	24.0	69.1	(45.1)	62.7	39.0	23.7
Energy Efficiency Programs	100.8	109.7	(8.9)	226.1	210.7	15.4	30.5	29.2	1.3
Taxes Other Than Income Taxes	275.3	260.6	14.7	163.5	154.1	9.4	69.7	58.4	11.3
Total Operating Expenses	2,245.1	2,153.1	92.0	1,798.4	1,743.5	54.9	700.1	626.2	73.9
Operating Income	491.4	558.3	(66.9)	544.7	526.7	18.0	187.1	189.1	(2.0)
Interest Expense	124.4	115.0	9.4	106.7	95.0	11.7	42.7	44.1	(1.4)
Other Income, Net	21.7	16.3	5.4	58.9	38.2	20.7	11.6	10.9	0.7
Income Before Income Tax Expense	388.7	459.6	(70.9)	496.9	469.9	27.0	156.0	155.9	0.1
Income Tax Expense	104.6	103.5	1.1	114.6	106.3	8.3	32.5	37.5	(5.0)
Net Income	$284.1	$356.1	$(72.0)	$382.3	$363.6	$18.7	$123.5	$118.4	$5.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2021	2020	Increase	Percentage Increase
CL&P	15,728	15,318	410	2.7%
NSTAR Electric	17,343	17,086	257	1.5%
PSNH	5,901	5,805	96	1.7%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $25.1 million at CL&P, $72.9 million at NSTAR Electric, and $71.9 million at PSNH, for the nine months ended September 30, 2021, as compared to the same period in 2020.

Base Distribution Revenues:
•CL&P's distribution revenues decreased $3.5 million due primarily to the base distribution rate decrease implemented June 1, 2021. The decrease in the base distribution rate on June 1, 2021 was due primarily to the completion of the recovery of certain storm cost amortization and therefore the base rate decrease did not impact earnings. Excluding the reduction to revenue resulting from the completion of certain storm cost amortization, base distribution revenues increased due to the impact of a base distribution rate increase effective May 1, 2020.
•NSTAR Electric's distribution revenues increased $17.6 million due primarily to the impact of its base distribution rate increase effective January 1, 2021.
•PSNH's distribution revenues increased $22.2 million due primarily to the impact of its base distribution rate increases effective January 1, 2021 and August 1, 2021.

Electric distribution revenues also decreased $65 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due to CL&P’s settlement agreement on October 1, 2021, in which CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. In the third quarter of 2021, CL&P recorded a current regulatory liability associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that is currently being provided as credits to customer bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis.

Tracked Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings.  Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), and additionally for NSTAR Electric, pension and PBOP benefits and net metering for distributed generation. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked revenues increased/(decreased) for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(30.5)	$(102.8)	$(14.7)
Retail transmission	22.6	97.9	35.7
Other distribution tracking mechanisms	(5.9)	29.2	13.6
Wholesale Market Sales Revenue	114.2	24.9	9.9

The decrease in energy supply procurement at CL&P and PSNH was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric was driven by both lower average prices and lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P for the nine months ended September 30, 2021, as compared to the same period in 2020. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 96 percent for the nine months ended September 30, 2021, as compared to the same period in 2020, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation.

Transmission Revenues: Transmission revenues increased $40.6 million at CL&P, $35.2 million at NSTAR Electric, and $18.7 million at PSNH for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. The increase was partially offset by a lower benefit from the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $22.1 million at CL&P, $34.5 million at NSTAR Electric and $18.0 million at PSNH for the nine months ended September 30, 2021, as compared to the same period in 2020.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased/increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$(16.0)	$(53.1)	$(12.4)
Transmission Costs	21.6	97.2	36.7
Eliminations	(21.1)	(34.5)	(18.1)
Total Purchased Power and Transmission	$(15.5)	$9.6	$6.2

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The decrease at CL&P was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher average supply-related sales volumes. The lower energy supply expense was partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism.
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

•The increase in transmission costs at CL&P was due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.
•The increase in transmission costs at NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE and an increase in the retail transmission cost deferral, partially offset by a decrease in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	$10.0	$—	$—
Funding of CL&P storm reserve as part of June 1, 2021 rate change	10.0	—	—
Employee-related expenses, including labor and benefits	(3.5)	12.1	5.7
Storm restoration costs	7.7	9.3	3.4
Vegetation Management	1.0	0.6	10.0
Operations-related expenses, including vehicles and outside services	7.8	—	(2.2)
Shared corporate costs (including computer software depreciation at Eversource Service)	4.5	10.0	1.3
Other non-tracked operations and maintenance	1.6	2.8	1.8
Total Base Electric Distribution (Non-Tracked Costs)	39.1	34.8	20.0
Tracked Costs:
Transmission expenses	3.0	3.5	3.9
Other tracked operations and maintenance	5.8	14.0	(7.5)
Total Tracked Costs	8.8	17.5	(3.6)
Total Operations and Maintenance	$47.9	$52.3	$16.4

Depreciation increased for the nine months ended September 30, 2021, as compared to the same period in 2020, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

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

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

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
Taxes Other Than Income Taxes increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased at CL&P and NSTAR Electric and decreased at PSNH for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($4.0 million), a decrease in AFUDC related to debt funds ($3.4 million), and an increase in interest expense on regulatory deferrals ($2.4 million).
•The increase at NSTAR Electric was due to an increase in interest expense on regulatory deferrals ($6.1 million) and higher interest on long-term debt ($5.7 million).
•The decrease at PSNH was due to a decrease in interest expense on regulatory deferrals ($1.1 million) and a decrease in RRB interest expense ($1.0 million), partially offset by a decrease in AFUDC related to debt funds ($1.2 million).

Other Income, Net increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($8.2 million), an increase in interest income primarily on regulatory deferrals ($2.3 million), and an increase in investment income driven by market volatility ($1.2 million), partially offset by a decrease in AFUDC related to equity funds ($6.3 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($8.1 million), an increase in interest income primarily on regulatory deferrals ($8.1 million), an increase in AFUDC related to equity funds ($2.8 million), and investment income in 2021 compared to investment losses in 2020 driven by market volatility ($2.1 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($2.7 million) and an increase in investment income driven by market volatility ($0.2 million), partially offset by a decrease in AFUDC related to equity funds ($2.3 million).

Income Tax Expense increased/decreased for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

•The increase at CL&P was due primarily to higher state taxes ($11.0 million), lower share-based payment excess tax benefits ($0.8 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.2 million), partially offset by lower pre-tax earnings ($14.9 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($5.7 million), higher state taxes ($1.5 million), an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million), and lower share-based payment excess tax benefits ($0.9 million).
•The decrease at PSNH was due primarily to an increase in amortization of EDIT ($4.2 million) and lower state taxes ($1.3 million), partially offset by lower share-based payment excess tax benefits ($0.3 million), higher pre-tax earnings ($0.1 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.1 million).

EARNINGS SUMMARY

CL&P's earnings decreased $72.0 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the settlement agreement on October 1, 2021 resulting in a total $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge for an assessment by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 recorded in the first quarter of 2021. The after-tax impact of the settlement agreement and the storm performance assessment imposed by PURA was $85.8 million, or $0.25 per share. Earnings were also unfavorably impacted by higher operations and maintenance expense, a higher effective tax rate, higher depreciation expense, higher property and other tax expense, and higher interest expense. The earnings decrease was partially offset by higher earnings from its capital tracker mechanism due to increased electric system improvements, the base distribution rate increase effective May 1, 2020, and an increase in transmission earnings driven by a higher transmission rate base.

NSTAR Electric's earnings increased $18.7 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase in transmission earnings driven by a higher transmission rate base and the base distribution rate increase effective January 1, 2021. The earnings increase was partially offset by higher operations and maintenance expense driven by higher employee-related expenses and higher storm restoration costs, higher depreciation expense and higher interest expense.

PSNH's earnings increased $5.1 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to the base distribution rate increases effective January 1, 2021 and August 1, 2021, an increase in transmission earnings driven by a higher transmission rate base, a lower effective tax rate, and the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense and higher property tax expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $450.6 million for the nine months ended September 30, 2021, as compared to $399.2 million in the same period of 2020. The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, and a $10.6 million decrease in income tax payments made in 2021, as compared to 2020. These favorable impacts were partially offset by a $55.7 million increase in pension contributions made in 2021, as compared to 2020, the timing of cash payments made on our accounts payable, cash payments made in 2021 for storm restoration costs of approximately $52 million related to Tropical Storm Isaias, and the timing of cash collections on our accounts receivable.

NSTAR Electric had cash flows provided by operating activities of $617.3 million for the nine months ended September 30, 2021, as compared to $502.6 million in the same period of 2020. The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, income tax refunds received of $7.5 million in 2021, as compared to $39.3 million of income tax payments made in 2020, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, a $9.4 million increase in pension contributions made in 2021, as compared to 2020, and the timing of cash collections on our accounts receivable.

PSNH had cash flows provided by operating activities of $237.2 million for the nine months ended September 30, 2021, as compared to $149.2 million in the same period of 2020.  The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms primarily related to transmission costs, the absence in 2021 of pension contributions of $19.5 million made in 2020, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2021 and 2020 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2021	2020	Increase/(Decrease)
Operating Revenues	$919.6	$994.3	$(74.7)
Operating Expenses:
Purchased Power and Transmission	392.3	399.1	(6.8)
Operations and Maintenance	137.8	147.5	(9.7)
Depreciation	85.3	80.6	4.7
Amortization of Regulatory Assets, Net	28.9	36.4	(7.5)
Energy Efficiency Programs	35.7	41.8	(6.1)
Taxes Other Than Income Taxes	99.9	97.7	2.2
Total Operating Expenses	779.9	803.1	(23.2)
Operating Income	139.7	191.2	(51.5)
Interest Expense	42.7	38.4	4.3
Other Income, Net	6.9	5.9	1.0
Income Before Income Tax Expense	103.9	158.7	(54.8)
Income Tax Expense	33.7	38.6	(4.9)
Net Income	$70.2	$120.1	$(49.9)

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 5,776 and 5,798 for the three months ended September 30, 2021 and 2020, respectively, resulting in a decrease of 0.4 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $74.7 million for the three months ended September 30, 2021, as compared to the same period in 2020.

Base Distribution Revenues: CL&P's distribution revenues decreased $9.1 million due primarily to the impact of a base distribution rate decrease implemented on June 1, 2021. The decrease in the base distribution rate was due primarily to the completion of the recovery of certain storm cost amortization and therefore the base rate decrease did not impact earnings.

Electric distribution revenues also decreased $65 million for the three months ended September 30, 2021, as compared to the same period in 2020, due to CL&P’s settlement agreement on October 1, 2021, in which CL&P agreed to provide a total of $65 million of customer credits to be distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. In the third quarter of 2021, CL&P recorded a current regulatory liability associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that is currently being provided as credits to customer bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues:
Energy supply procurement	$(14.5)
Retail transmission	13.5
Other distribution tracking mechanisms	(20.4)
Wholesale Market Sales Revenue	40.3

The decrease in energy supply procurement was driven by lower average prices, partially offset by higher average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales for the three months ended September 30, 2021, as compared to the same period in 2020. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 100 percent for the three months ended September 30, 2021, as compared to the same period in 2020, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation.

Transmission Revenues: Transmission revenues increased $13.9 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $8.5 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$(13.3)
Transmission Costs	14.9
Eliminations	(8.4)
Total Purchased Power and Transmission	$(6.8)

The decrease in purchased power costs was due primarily to lower expense related to the procurement of energy supply resulting from lower average prices, partially offset by higher average supply-related sales volumes. The lower energy supply expense was partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism.

The increase in transmission costs was due primarily to an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
CL&P assessment by PURA for Tropical Storm Isaias response; reflected as reduction to Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement	$(28.4)
Charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	10.0
Funding of CL&P storm reserve as part of June 1, 2021 rate change	6.0
Employee-related expenses, including labor and benefits	(7.2)
Storm Restoration Costs	(2.7)
Vegetation management	3.5
Operations-related expenses, including vehicles and outside services	3.4
Other non-tracked operations and maintenance	0.3
Total Base Electric Distribution (Non-Tracked Costs)	(15.1)
Total Tracked Costs	5.4
Total Operations and Maintenance	$(9.7)

Depreciation expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to a higher net plant in service balance.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due to a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets. The decrease was partially offset by an increase in the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.

Interest Expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to higher interest on long-term debt ($2.5 million), a decrease in AFUDC related to debt funds ($1.0 million), and an increase in interest expense on regulatory deferrals ($0.7 million).

Other Income, Net increased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($3.3 million) and an increase in interest income primarily on regulatory deferrals ($1.0 million), partially offset by a decrease in AFUDC related to equity funds ($1.9 million) and investment losses in 2021 compared to investment income in 2020 driven by market volatility ($1.5 million).

Income Tax Expense decreased for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to lower pre-tax earnings ($11.6 million), partially offset by higher state taxes ($4.1 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.6 million).

EARNINGS SUMMARY

CL&P's earnings decreased $49.9 million for the three months ended September 30, 2021, as compared to the same period in 2020, due primarily to the settlement agreement on October 1, 2021 resulting in a total $75 million pre-tax charge to earnings. The after-tax impact of the settlement agreement was $63.2 million, or $0.19 per share. Earnings were also unfavorably impacted by a higher effective tax rate, higher depreciation expense, and higher interest expense. The earnings decrease was partially offset by higher earnings from its capital tracker mechanism due to increased electric system improvements and an increase in transmission earnings driven by a higher transmission rate base.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2021, our regulated companies held collateral (letters of credit or cash) of $108.5 million from counterparties related to our standard service contracts.  As of September 30, 2021, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2021 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2021	—	$—	—	—
August 1 - August 31, 2021	21	89.05	—	—
September 1 - September 30, 2021	2,377	82.19	—	—
Total	2,398	$82.25	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Fifteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company, N.A., as Trustee, dated as of August 1, 2021, relating to $350 million aggregate principal amount of Floating Rate Senior Notes, Series T, Due 2023 and $300 million aggregate principal amount of Senior Notes, Series U, Due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on August 13, 2021, File No. 001-05324)

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 1.95% Debenture due 2031 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on August 23, 2021, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 5, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 5, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 5, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 5, 2021	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer