Form 10-K
period 2021-12-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2022-02-17
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2021) was $27,528,070,961 based on a closing market price of $80.24 per share for the 343,071,672 common shares outstanding held by non-affiliates on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2022
Eversource Energy Common Shares, $5.00 par value	344,439,905	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2020 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2022, are incorporated by reference into Parts II and III of this Report.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
NPT	Northern Pass Transmission LLC
Northern Pass	The high-voltage direct current (HVDC) and associated alternating-current transmission line project from Canada into New Hampshire
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
i

Eversource 2020 Form 10-K	The Eversource Energy and Subsidiaries 2020 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2021 FORM 10-K ANNUAL REPORT

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

•Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•Aquarion Company (Aquarion), a utility holding company that owns four separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire.

CL&P, NSTAR Electric and PSNH also serve New England customers through Eversource Energy's electric transmission business. Along with NSTAR Gas, EGMA and Yankee Gas, each is doing business as Eversource Energy in its respective service territory.

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised NiSource Inc.’s natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA). The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp, also a subsidiary of Eversource.

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

Eversource Energy also has an offshore wind business, which includes a 50 percent ownership interest in offshore wind projects that are being developed and constructed through a joint and equal partnership with Ørsted.

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

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2021, CL&P furnished retail franchise electric service to approximately 1.27 million customers in 149 cities and towns in Connecticut, covering an area of approximately 4,400 square miles. CL&P does not own any electric generation facilities.

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

Under Connecticut law, all of CL&P's customers are entitled to choose their energy suppliers, while CL&P remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, under SS rates for customers with less than 500 kilowatts of demand (residential customers and small and medium commercial and industrial customers), and LRS rates for customers with 500 kilowatts or more of demand (larger commercial and industrial customers), CL&P purchases power under standard offer contracts and passes the cost of the purchased power to customers through a combined supply charge on customers' bills.

The rates established by the PURA for CL&P are comprised of the following:

•An electric generation service charge, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The generation service charge is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA.

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

•An FMCC, which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, any costs approved by the PURA to reduce these charges, as well as other costs approved by the PURA.  The FMCC has both a bypassable component and a non-bypassable component, and is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

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

•A Competitive Transition Assessment (CTA) charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•A Systems Benefits Charge (SBC), established to fund expenses associated with various hardship and low-income programs. The SBC is reconciled annually to actual costs incurred, and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

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

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In accordance with the settlement agreement, CL&P has agreed that its current base distribution rates shall be frozen, subject to certain customer credits, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2021, CL&P supplied approximately 49 percent of its customer load at SS or LRS rates while the other 51 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 19 percent being on competitive supply, while 81 percent remain with SS or LRS. Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

As approved by the PURA, CL&P periodically enters into full requirements supply contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements supply contracts for LRS loads every three months. Currently, CL&P has full requirements supply contracts in place for 100 percent of its SS load for the first half of 2022. For the second half of 2022, CL&P has 70 percent of its SS load under full requirements supply contracts and intends to purchase an additional 30 percent of full requirements. None of the SS load for 2023 has been procured. CL&P has full requirements supply contracts in place for its LRS load through June 2022 and intends to purchase 100 percent of full requirements for the remainder of 2022.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2021, NSTAR Electric furnished retail franchise electric service to approximately 1.46 million customers in 140 cities and towns in eastern and western Massachusetts, including Boston, Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles.

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

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU. Annual base distribution amounts are adjusted for inflation and filed for approval by the DPU on an annual basis, until the next rate case.

•A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•A transition charge that represents costs to be collected primarily from previously held investments in generating plants, costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs. The transition charge is reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•A renewable energy charge that represents a legislatively-mandated charge to support the Massachusetts Renewable Energy Trust Fund.

•An energy efficiency charge that represents a legislatively-mandated charge to collect costs for energy efficiency programs. The energy efficiency charge is reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

•Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net-metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, and storm restoration. These charges are reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

As approved by the DPU, NSTAR Electric has signed long-term commitments for the purchase of energy from renewable energy facilities.

Distribution Rate Case: NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case with rates effective February 1, 2018. DPU-approved inflation-based adjustments to annual base distribution amounts were effective annually beginning in 2019 and last through 2022. On January 14, 2022, NSTAR Electric filed an application with the DPU for new base distribution rates to be effective January 1, 2023.

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2021 performance as the company achieved results at or above target for all of its SQ metrics in 2021.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own any generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy supply requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. As approved by the DPU, NSTAR Electric enters into supply contracts for basic service for approximately 30 percent of its residential and 23 percent of its small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for 13 percent of its large C&I customers every three months.

During 2021, NSTAR Electric supplied approximately 17 percent of its overall customer load at basic service rates. The remaining 83 percent of its overall customer load was served either by municipal aggregation or competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or operating income of NSTAR Electric.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2021, PSNH furnished retail franchise electric service to approximately 532,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles. PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers. For those customers who do not choose a competitive energy supplier, PSNH purchases power on behalf of, and passes the related cost through to, those customers (default energy service).

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

•A Stranded Cost Recovery Charge (SCRC), which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations, other long-term investments and obligations, and the remaining costs associated with the 2018 sales of its generation facilities.

•A Systems Benefits Charge (SBC), which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines.

•A Regulatory Reconciliation Adjustment (RRA) that reconciles the difference between certain estimated and actual costs included in base distribution rates, including costs related to regulatory assessments, vegetation management program expenses, property tax expenses, storm cost amortization updated for the actual cost of long-term debt and lost base revenues related to net metering.

As approved by the NHPUC, PSNH has signed long-term commitments for the purchase of energy from renewable energy facilities.

The default energy service charge and SCRC rates change semi-annually and the transmission and SBC rates change annually. These rates are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

Distribution Rate Case: PSNH’s distribution rates were established in a December 2020 NHPUC-approved settlement agreement, with rates effective January 1, 2021. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively.

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and as approved by the NHPUC, purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 82 percent of its residential and small C&I customers and for 17 percent of its large C&I customers.

During 2021, PSNH supplied approximately 47 percent of its customer load at default energy service rates while the other 53 percent of its customer load had migrated to competitive energy suppliers. Because this customer migration is only for energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

ELECTRIC TRANSMISSION SEGMENT

CL&P, NSTAR Electric and PSNH each own and maintain transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England.  Each of CL&P, NSTAR Electric and PSNH, and most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  Under these arrangements, ISO-NE, a non-profit corporation whose board of directors and staff are independent of all market participants, serves as the regional transmission organization of the New England transmission system.

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

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, investments in net utility plant generally enter rate base after they are placed in commercial operation. At the end of 2021, our estimated transmission rate base was approximately $8.7 billion, including approximately $3.8 billion at CL&P, $3.5 billion at NSTAR Electric, and $1.4 billion at PSNH.

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

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos. 569-A and 569-B are currently under appeal with the Court.

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

Transmission Projects

During 2021, we were involved in the planning, development and construction of a series of electric transmission projects that enhance system reliability and improve capacity. For more information on transmission projects, see "Business Development and Capital Expenditures – Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATURAL GAS DISTRIBUTION SEGMENT

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in the first quarter of 2021. The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts (EGMA), an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp, also a subsidiary of Eversource.

NSTAR Gas distributes natural gas to approximately 303,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles. EGMA distributes natural gas to approximately 335,000 customers in 65 communities throughout Massachusetts covering 1,206 square miles. Yankee Gas distributes natural gas to approximately 249,000 customers in 74 cities and towns in Connecticut covering 2,632 square miles. Total throughput (sales and transportation) in 2021 was approximately 66.9 Bcf for NSTAR Gas, 53.4 Bcf for EGMA, and 56.4 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers that rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

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

A portion of the storage of natural gas supply for NSTAR Gas and EGMA during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to facilities consisting of an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas and facilities that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. EGMA has access to approximately 1.8 Bcf of LNG and 0.1 Bcf of Liquefied Petroleum Gas (LPG) storage, with a total vaporization capacity of 0.14 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

Rates

NSTAR Gas and EGMA are subject to regulation by the DPU and Yankee Gas is subject to regulation by the PURA, both of which, among other things, have jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.

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

•A Purchased Gas Adjustment (PGA) clause at Yankee Gas that collects the costs of the procurement of natural gas for its firm and seasonal customers. The PGA is evaluated monthly.  Differences between actual natural gas costs and collection amounts from September 1st through August 31st of each PGA year are deferred and then recovered from, or refunded to, customers during the following PGA year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

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

•A RDM at Yankee Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA in 2018. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment in accordance with provisions of the 2018 rate case settlement agreement.

Service Quality Metrics: NSTAR Gas and EGMA are subject to SQ metrics that measure safety, reliability and customer service and each could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas and EGMA will not be required to pay an SQ charge for their 2021 performance as each achieved results at or above target for all of their SQ metrics in 2021.

Distribution Rate Cases:
NSTAR Gas: NSTAR Gas distribution rates were established in an October 2020 DPU-approved rate case, with rates effective November 1, 2020. NSTAR Gas' 2019 plant additions were allowed recovery beginning on November 1, 2021. DPU-approved inflation-based adjustments to annual base distribution amounts were effective annually beginning November 1, 2021.

EGMA: EGMA’s distribution rates were established in a DPU-approved October 7, 2020 rate settlement agreement, with rate increases on November 1, 2021 and November 1, 2022, and two rate base resets during an eight-year rate plan, occurring on November 1, 2024 and November 1, 2027. Notwithstanding the two distribution rate increases, the two rate base reset provisions, and potential adjustments for qualifying exogenous events, EGMA agreed not to file for an increase or redesign of distribution base rates effective prior to November 1, 2028.

Yankee Gas: Yankee Gas distribution rates were established in a December 2018 PURA-approved rate case settlement agreement, with rates effective November 15, 2018. PURA also approved step adjustments effective January 1, 2019, January 1, 2020 and March 1, 2021.

Natural Gas Replacement

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

In October 2020, the DPU opened Docket “DPU 20-80 The Future of Gas” to examine the role of Massachusetts natural gas local distribution companies (LDCs) in helping to meet the state’s 2050 climate goals. The DPU will consider new policies and structures that would protect ratepayers as Massachusetts works to decarbonize the building sector, potentially recasting the role of LDCs in Massachusetts, which may require significant changes to the LDCs planning processes and business models. At this time, Eversource cannot predict the ultimate outcome of this proceeding and the resulting impact to its natural gas businesses, however the Company does not believe there is any indication of an inability to recover costs or risk of impairment of our natural gas assets at this time.

Connecticut: Yankee Gas' December 2018 PURA approved rate case settlement agreement included an accelerated pipeline replacement cost recovery program. The Gas System Improvement (GSI) rate recovers accelerated pipeline replacement as well as other capital investment through an annual reconciliation. Yankee Gas files its GSI reconciliation annually on March 1st for rates effective April 1st.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas utilizes on-system LNG facilities to meet its winter peaking demands. These LNG facilities are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, and 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in two different locations in Massachusetts.

EGMA maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. EGMA purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S. as well as Canada, including the Gulf Coast, Mid-continent region, Appalachian Shale, and Dawn, Ontario supplies to the final delivery points in the EGMA service area. EGMA purchases the majority of its natural gas supply under a number of firm, competitively bid annual portfolio management contracts and manages a portion of its portfolio itself. In addition to the firm transportation and natural gas storage supplies discussed above, EGMA utilizes on-system LNG and LPG facilities to meet its winter peaking demands. These LNG and LPG facilities are located within EGMA’s distribution system and are used to liquefy pipeline natural gas and/or receive liquefied natural gas or liquefied petroleum gas to be stored during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. EGMA has firm underground storage contracts and total storage capacity entitlements of approximately 8.6 Bcf, and 1.9 Bcf LNG and LPG storage is provided by Hopkinton LNG Corp. in facilities located at seven different locations in Massachusetts.

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

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, each of NSTAR Gas, EGMA and Yankee Gas believes that in order to meet the long-term firm customer requirements in a reliable manner, a combination of pipeline, storage, and non-pipeline solutions will be necessary.

WATER DISTRIBUTION SEGMENT
Aquarion Company (Aquarion) operates four separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA), New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH) and Abenaki Water Company (Abenaki). These regulated companies provide water services to approximately 226,000 residential, commercial, industrial, municipal and fire protection and other customers, in 68 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2021, approximately 92 percent of Aquarion’s customers were based in Connecticut.
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

•In Connecticut, a revenue adjustment mechanism (RAM) that reconciles earned revenues, with certain allowed adjustments, on an annual basis, to the revenue requirement approved by the PURA.

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

Sources and Availability of Water Supply
Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 127 million gallons per day, as well as water purchased from other water suppliers. Approximately 99 percent of our annual production is self-supplied and processed at nine surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.
The capacities of Aquarion’s sources of supply, and water treatment, pumping and distribution facilities, are considered sufficient to meet the present requirements of Aquarion’s customers under normal conditions. On occasion, drought declarations are issued for portions of Aquarion’s service territories in response to extended periods of dry weather conditions.

OFFSHORE WIND PROJECTS

Eversource's offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds power purchase agreements (PPAs) and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases issued by BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S.

The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300 square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts. In aggregate, these ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy.

Revolution Wind is a 704 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is a 130 MW offshore wind power project located approximately 35 miles east of Long Island. Sunrise Wind is a 924 MW offshore wind facility, which will be developed 35 miles east of Montauk Point, Long Island. The completion dates for these projects are subject to federal permitting through BOEM, and engineering, state siting and permitting in New York, Rhode Island and Massachusetts. For more information on these projects, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of $18.14 billion from 2022 through 2026, of which we expect $7.02 billion to be in our electric distribution segment, $4.53 billion to be in our natural gas distribution segment, $4.60 billion to be in our electric transmission segment and $0.89 billion to be in our water distribution segment. We also project to invest $1.10 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to our offshore wind business.

FINANCING

For information regarding short-term and long-term debt agreements, see "Liquidity" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt," of the Combined Notes to Financial Statements.

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

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2021, the total RPS obligation was 30.5 percent and will ultimately reach 48.0 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its Generation Service Charge rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2021, the RPS and Clean Energy Standard (CES) requirements were 49.26 percent, and will ultimately reach 57.30 percent in 2025. Massachusetts electric suppliers were also required to meet Alternative Energy Portfolio Standards (APS) of 5.25 percent and Clean Peak Energy Standards (CPS) of 3.0 percent in 2021. Those requirements will reach 6.25 and 9.00 percent in 2025, respectively. NSTAR Electric is permitted to recover any costs incurred in complying with these requirements from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2021, the total RPS obligation was 21.6 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Environmental Regulation

We are subject to various federal, state and local environmental legislation and regulation with respect to water quality, air quality, hazardous materials and other environmental matters. Our environmental policy includes formal procedures and a task-scheduling system in place to help ensure environmental compliance. The Board’s Governance, Environmental and Social Responsibility Committee also provides oversight of environmental matters and compliance. We also identify and address potential environmental risks through our Enterprise Risk Management (ERM) program in addition to rigorous audits of our facilities, vendors, and processes.

Additionally, projects may not be constructed or significantly modified without a review of the environmental impact of the proposed construction or modification by the applicable federal or state agencies. Many of our construction projects require the submission of comprehensive permitting applications to various local, state and federal agencies. The permits we receive outline various best management practices and restoration requirements to address any construction period-impacts.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or natural resource damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous material sites. As of December 31, 2021, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $115.4 million, representing 61 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $105.6 million of the total $115.4 million as of December 31, 2021. MGP costs are recoverable through rates charged to our customers.

When planning environmental investigations and remediation of impacted properties, we work closely with the municipalities and environmental regulators to ensure that our plans adhere to applicable regulations while protecting human health and the environment. Projects that may be located in the vicinity of regulated resource areas (wetlands, waterways) are permitted to address local, state and federal requirements. In many cases, these projects are designed to address opportunities for beneficial reuse of the property.

Global Climate Change and Greenhouse Gas Emission Issues

We assess the regulatory, physical and transitional impacts related to climate change to develop mitigation strategies including evaluating the impacts of more severe weather events, financial risks, changing customer behaviors, and opportunities to reduce emissions in our operations and for the region through clean energy and emerging technologies investments.

Regulatory Impacts of Climate Change: Global climate change continues to receive increasing focus from the federal government and state governments. The Biden Administration has communicated a renewed focus on addressing climate change by setting a U.S. target of reducing greenhouse gas (GHG) emissions by 50 percent by 2030, compared to 2005 levels, and achieving net-zero emissions by 2050 economy-wide. The plan calls for aggressive measures focused on clean transportation, clean energy and climate investments targeted at environmental justice communities. Similarly, the states in which we operate have aggressive climate goals and implementation plans. In Massachusetts, climate legislation was passed in 2021 requiring aggressive measures across all sectors to meet the state’s goal of achieving net-zero emissions by 2050 and Connecticut legislation includes a target to achieve zero-carbon electricity by 2040. We are continually evaluating the evolving regulatory landscape concerning climate change, which could potentially lead to additional requirements and additional rules and regulations that could impact how we operate our utility businesses. Potential future environmental statutes and regulations, such as additional greenhouse gas reduction regulation to address global climate change, could impose significant additional costs and there can be no assurance that regulators will approve the recovery of those costs.

Physical and Transitional Impacts of Climate Change: Physical risks from climate change may result from sea level rise and shifting weather conditions, such as changes in precipitation, more frequent and severe storms, droughts and floods. These risks may result in customers’ energy and water usage increasing or decreasing depending on the duration and magnitude of the changes, degradation of water quality and our ability to reliably deliver our services to customers. Severe weather may cause outages, potential disruption of operations, and property damage to our operating facilities.

Our business is transitioning in response to climate change and our evolution to a low-carbon environment. We actively support state and federal emission reduction goals and are developing adaptation and resiliency strategies to address climate change. We have implemented measures and made investments to strengthen our infrastructure to continue delivering reliable energy to customers and enable the integration of clean energy resources. Our system hardening and grid modernization programs also reduce the potential impact of severe weather events due to climate change on our electric transmission and distribution systems and natural gas facilities.

We have made a corporate commitment to reduce greenhouse gas emissions from our operations and reach carbon neutrality by 2030. Greenhouse gas emissions from our operations consist primarily of line loss (the energy lost when power is transmitted and distributed across the electric system), methane leaks from our natural gas distribution system, operating our facilities and vehicle fleet, and sulfur hexafluoride leaks from electric equipment. To measure our influences on climate change, we quantify and publicly report our operational carbon footprint through a comprehensive GHG emission inventory on an annual basis. Our initiatives to reduce GHG emissions across our company include improving energy efficiency and expanding the use of renewable energy at our buildings, utilizing alternative fuels and introducing more hybrid vehicles into the company fleet, cutting fugitive emissions of methane and sulfur hexafluoride by replacing leaky natural gas pipes, improving maintenance of electrical equipment, and piloting innovative technologies.

To address physical and transitional impacts related to climate change and maintain resiliency across our system in the face of climate change, we are pursuing the following actions:

•Working with our regulators to gain approval for new programs that will help improve our system resiliency in response to climate change, including vegetation management, pole and wire strengthening, flood proofing, and other system hardening measures;
•Implementing a grid modernization plan that will enhance our electric distribution infrastructure to improve resiliency and reliability and facilitate integration of distributed energy resources and electric vehicle infrastructure;
•Focusing on improving the efficiency of our electric and natural gas distribution systems, preparing for the opportunities that clean energy advancements create, and providing customers with ways to minimize their energy use;
•Investigating emerging technologies such as energy storage and automation programs that improve reliability;
•Implementing programs to address risks that may impact water availability and water quality; and
•Evaluating our natural gas system and exploring alternative, less carbon-intense, technologies like renewable natural gas and geothermal for heating.

Electric and Magnetic Fields

For more than forty years, published reports have discussed the possibility of adverse health effects from electric and magnetic fields (EMF) associated with electric transmission and distribution facilities, including appliances, and wiring in buildings and homes. Some epidemiology studies have reported a possible statistical association between adverse health effects and exposure with EMF. The association identified in some of these studies remain unexplained and inconclusive. Numerous scientific review panels, considering all significant EMF epidemiology and laboratory studies, have concluded that the available body of scientific information does not support a conclusion that EMF affects human health at levels expected in the vicinity. In accordance with recommendations of various regulatory bodies and public health organizations, we use design principles that help reduce potential EMF exposures associated with new transmission lines.

HUMAN CAPITAL

Eversource is committed to delivering reliable energy and superior customer service; expanding energy options for our region; environmental stewardship; a safe, diverse and fairly-compensated workforce; and community service and leadership. Our employees are critical to achieving this mission. We recognize our employees are our most valuable asset and the importance of attracting, retaining, growing and developing our employees. Leaders at all levels strive to create a workplace where our employees are engaged, advocate for the customer, work collaboratively, raise ideas for improvement and focus on delivering a superior customer experience. We build employee engagement through continuous communication, developing talent, fostering teamwork and creating a diverse, equitable and inclusive workplace.

As of December 31, 2021, Eversource Energy employed a total of 9,227 employees, excluding temporary employees, of which 1,382 were employed by CL&P, 1,599 were employed by NSTAR Electric, and 765 were employed by PSNH. In addition, 3,335 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 51 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 14 collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We use metrics such as Eversource Corporate Days Away Restricted Time (DART) and Preventable Motor Vehicle events, among others, to monitor safety performance. Our DART safety performance was 0.9 in 2021, measured by days away, restricted or transferred per 100 workers.

In our continued response to the COVID-19 pandemic, we operated under our company-wide pandemic plan in the best interest of our employees, customers, and communities. This included having nearly half of our employees working remotely, while implementing additional significant safety measures for employees that continued critical on-site work. State and federal guidelines, public health guidance, external conditions, and critical business priorities continue to inform our plan, with the safety of our employees and customers as our highest priority. By the end of 2021, we completed the re-entry phase of our pandemic response plan for those of our employees that were working remotely. Significant health and safety measures and pandemic protocols have remained in place, including the use of personal protective equipment, social distancing requirements, sanitization efforts and employee training. No employees were subject to lay-offs as a result of the pandemic. We covered COVID-19 testing, treatment and vaccinations at no cost to our employees and their dependents under our medical plans. Beginning July 1, 2021, we provided all employees additional paid time off for COVID-related absences.

Diversity, Equity & Inclusion. Our commitment to Diversity, Equity & Inclusion (DEI) is critical to building a diverse, empowered and engaged team that delivers great service safely to our customers. A diverse workforce and inclusive culture contribute to our success and sustainability by driving innovation and creating trusted relationships with our employees, customers, suppliers and community partners. We continue to identify and support many programs and agencies that address racial and ethnic disparities in our communities and beyond. We also remain committed to developing a workforce that fully reflects the diversity of the people and communities we serve. Our hiring practices emphasize diversity, equity and inclusion and we encourage employees to embrace different people, perspectives and experiences in our workplace and within our communities. Additionally, our leadership behaviors underscore the importance of creating inclusive teams, where employees’ voices and contributions are essential to delivering superior customer service.

Eversource continues to work toward a diverse workforce with an increased focus on women and minorities in leadership and has DEI goals and initiatives for diversity in leadership promotions and new hires, diverse external hires, diverse candidate slate, key talent, workforce representation, community support and supplier spends. Eversource drives accountability for DEI progress throughout the company and executive compensation is linked to meeting these goals. We sustained our successful drive to increase workforce diversity; in 2021, 57% of our external hires were women or people of color and 41.2% percent of new hires and promotions into leadership roles were women or people of color.

Eversource’s executive leadership team promotes and supports DEI by leading and building diverse, inclusive work teams with high engagement, growing a pipeline of diverse talent, leveraging multiple perspectives to improve customer service, using diverse suppliers, engaging with multicultural organizations in our communities and supporting the work of our DEI council, racial equity task force, business resource groups, and cross-functional pro-equity advisory team.

Eversource's Board of Trustees is committed to diversity and inclusion and receives regular monthly progress updates. The Corporate Governance, Environmental and Social Responsibility Committee of the Board of Trustees is responsible for the oversight of environmental, human capital management and social responsibility strategy, programs and policies. The Board of Trustees seeks diversity in gender, ethnicity and personal background when considering Trustee candidates. Our Board of Trustees has been recognized as one of the most diverse in our industry.

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

Talent Development, Training Programs and Education Opportunities. Strategic workforce plans are developed every year as part of the annual business planning process to identify immediate and long-range needs to ensure that we acquire, develop and retain diverse, capable talent. Eversource supports and develops its employees through training and development programs that build and strengthen employees’ leadership and skill set. Employee development programs are aligned to our strategic workforce plan to support succession within all levels of the organization.

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

We leverage educational partnerships in critical trade and technical areas and have developed proactive sourcing strategies to attract experienced workers in highly technical roles in engineering, electric and gas operations, and energy efficiency. As part of this process, we identify critical roles and develop succession plans to ensure we have a capable supply of talent for the future.

Community & Social Impact. Eversource and our employees support many programs, agencies, and not-for-profit organizations that support economic and community development, the environment, and initiatives that address local, high-priority concerns and needs. Eversource provides donations and other support to community agencies, including significant volunteer hours of our employees.

See Item 11, Executive Compensation, included in this Annual Report on Form 10-K, as well as our 2020 Sustainability Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

Item 1A. Risk Factors

In addition to the matters set forth under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" included immediately prior to Item 1, Business, above, we are subject to a variety of material risks. Our susceptibility to certain risks, including those discussed in detail below, could exacerbate other risks. These risk factors should be considered carefully in evaluating our risk profile. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect our financial position, results of operations, and cash flows.

Cybersecurity and Data Privacy Risks:

Cyberattacks, including acts of war or terrorism, targeted directly on or indirectly affecting our systems or the systems of third parties on which we rely, could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

Cyberattacks that seek to exploit potential vulnerabilities in the utility industry and seek to disrupt electric, natural gas and water transmission and distribution systems are increasing in sophistication, magnitude and frequency. A successful cyberattack on the information technology systems that control our transmission, distribution, natural gas and water systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our information technology systems and assets. We deploy substantial technologies to system and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse. Specifically, regarding vulnerabilities, we patch systems where patches are available to deploy, and have technologies that detect exploits of vulnerabilities and proactively block the exploit when it happens. Although we did not experience any material impacts from the SolarWinds event in 2020 or the Log4j security vulnerability that was widely publicized in December 2021, there can be no assurance that we will not experience future events that may be material. We also interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages and defense costs related to breaches of networks or operational technology, but it may be insufficient in limits and coverage exclusions to cover all losses.

Any such cyberattacks could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations and cash flows.

The unauthorized access to, and the misappropriation of, confidential and proprietary customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we, and our third-party suppliers, rely on information technology to maintain sensitive customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We employ system controls to prevent the dissemination of certain confidential information and periodically train employees on phishing risks. We maintain cyber insurance to cover damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Business and Operational Risks:

Strategic development opportunities associated with offshore wind or investment opportunities in electric transmission or clean-energy opportunities may not be successful, and projects may not commence operation as scheduled or within budget, or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the Northeast region related to the development, construction and operation of offshore wind electric generation facilities, and investment opportunities in electric transmission facilities and other clean-energy infrastructure. The states in which we provide service have implemented selection procedures for such new facilities that require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. Accordingly, our projects may not be selected for construction. The development and construction of projects selected for construction involves numerous significant risks including scheduling delays, increased costs, tax strategies and changes to federal tax laws, federal, state and local permitting and regulatory approval processes, specifically BOEM’s approval processes, new legislation impacting the industry, future legislative or regulatory actions that could result in these projects not being probable of entering the construction phase, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, actions of our strategic partners, and capacity factors once projects are placed in operation. Our offshore wind partnership’s ability to generate returns from its offshore wind projects will depend on meeting construction schedules, controlling cost overruns, maintaining continuing interconnection arrangements, power purchase agreements, or other market mechanisms as well as interconnecting utility and Regional Transmission Organizations rules, policies, procedures and FERC tariffs that permit future offshore wind project operations. Additionally, scheduling delays in offshore wind projects, any changes to tax laws impacting Eversource’s ability to monetize tax attributes associated with these projects, or the cancellation of any projects, as well as the other risk factors described above, could have a material adverse effect on our financial position, results of operations, and cash flows, or our future growth opportunities may not be realized as anticipated.

We rely on third-party suppliers for equipment, materials, and services and we outsource certain business functions to third-party suppliers and service providers, and substandard performance or inability to fulfill obligations by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. As a result of our acquisition of the Columbia Gas of Massachusetts (CMA) assets from NiSource on October 9, 2020, we have entered into a Transition Services Agreement with NiSource whereby NiSource is performing certain services on behalf of Eversource Gas Company of Massachusetts in the areas of information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas for periods ranging from 1 to 24 months from the acquisition date. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Due to the COVID-19 pandemic and current state of the global economy as a whole, we may experience supply chain issues with obtaining key materials, equipment or services timely and at a reasonable price across all business lines. We also continue to pursue enhancements to standardize our systems and processes. If any difficulties in the global supply chain cycle or operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, a solar event, an electromagnetic event, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; human error; global supply chain disruptions; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electric transmission system may increase. We also implement new information technology systems from time to time, which may disrupt operations. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

New technology and alternative energy sources could adversely affect our operations and financial results.

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers, and may require us to make significant expenditures to remain competitive. These changes in technology, including micro-grids and advances in energy or battery storage, could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers.

The loss of key personnel, the inability to hire and retain qualified employees, or the failure to maintain a positive relationship with our workforce could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of our workforce in our subsidiaries, including many workers with specialized skills maintaining and servicing the electric, natural gas and water infrastructure, will be eligible to retire over the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees. Labor disputes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms, as well as the increased competition for talent or the intentional misconduct of employees or contractors, may also have an adverse effect on our business, financial position and results of operations.

Risks Related to the Environment and Catastrophic Events:

The effects of climate change, including severe storms, could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Climate change creates physical and financial risks to our operations. Physical risks from climate change may include an increase in sea levels and changes in weather conditions, such as changes in precipitation and extreme weather events. Customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. For water customers, conservation measures imposed by the communities we serve could impact water usage. To the extent weather conditions are affected by climate change, customers’ energy and water usage could increase or decrease depending on the duration and magnitude of the changes.

Severe weather, such as ice and snow storms, tornadoes, micro-bursts, hurricanes, floods, droughts, and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers, and could result in penalties or fines. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows. We maintain property insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

Contamination of our water supplies, the failure of dams on reservoirs providing water to our customers, or requirements to repair, upgrade or dismantle any of these dams, may disrupt our ability to distribute water to our customers and result in substantial additional costs, which could adversely affect our financial position, results of operations and cash flows.

Our water supplies, including water provided to our customers, are subject to possible contamination from naturally occurring compounds or man-made substances. Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations and cash flows. We maintain liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines, not owned by Eversource. If there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows. We maintain property and liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. In addition, physical attacks against third-party providers could have a similar effect on the operation of our systems.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the NERC.

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

There can be no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, and storm restoration. The inability to recover a significant amount of operating costs could have an adverse effect on our financial position, results of operations, and cash flows. Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies. In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. These actions would have an adverse effect on our financial position, results of operations and cash flows.

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

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events, including those related to climate change. Adverse publicity of this nature could harm our reputation and the reputation of our subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view us in a favorable light; and may cause us to be subject to less favorable legislative and regulatory outcomes, legal claims or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements.

Addressing any adverse publicity, regulatory scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of our business, on the morale and performance of our employees and on our relationships with respective regulators, customers and counterparties. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our financial position, results of operations and cash flows.

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality, water discharges, the management of hazardous material and solid waste, and air emissions. Compliance with these requirements requires us to incur significant costs relating to environmental permitting, monitoring, maintenance and upgrading of facilities, and remediation.

The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future. Although we have recorded liabilities for known environmental obligations, these costs can be difficult to estimate due to uncertainties about the extent of contamination, remediation alternatives, the remediation levels required by state and federal agencies, and the financial ability of other potentially responsible parties. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations and cash flows.

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

The COVID-19 pandemic, including any new or emerging variants, continues to evolve, and the extent of the impact to us in the future will vary and depend in large part on the duration, scope and severity of the pandemic and the timing and extent of COVID-19 relief legislation, and the resulting impact on economic, health care and capital market conditions. The continuing effects of the COVID-19 pandemic could lead to an increased risk of cybersecurity attacks, interruptions in the global supply chain that impact us and our vendors, and the loss of key personnel, among other effects. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, and our financial condition may be adversely affected depending on the outcome of those proceedings. As a result, we are currently unable to estimate the potential impact of COVID-19 to our financial position, results of operations and cash flows. See the accompanying Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Financial, Economic, and Market Risks:

Our goodwill is recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2021, totaled $4.48 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization.

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

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2021, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	478	75
Transformer capacity (in kVa)	44,361,360	20,299,000
Overhead lines (in circuit miles)	40,515	3,980
Underground lines (in circuit miles)	18,050	421
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	181	21	173	32	124	22
Transformer capacity (in kVa)	21,890,000	3,633,000	18,027,360	11,615,000	4,444,000	5,051,000
Overhead lines (in circuit miles)	16,770	1,677	11,469	1,249	12,276	1,054
Underground lines (in circuit miles)	6,834	143	9,163	275	2,053	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	634,839	292,902	172,876	169,061
Aggregate capacity (in kVa)	38,386,798	16,443,711	14,842,428	7,100,659

Electric Generating Plants

As of December 31, 2021, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts, dc)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

**    Claimed capability represents the direct current nameplate capacity of the plants.

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2021, NSTAR Gas owned 22 active gate stations, 148 district regulator stations, and approximately 3,322 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2021, EGMA owned 14 active gate stations, 193 district regulator stations, and approximately 5,014 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns three propane peak shaving plants at three locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.1 Bcf.

As of December 31, 2021, Yankee Gas owned 28 active gate stations, 207 district regulator stations, and approximately 3,530 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Natural Gas Transmission System

As of December 31, 2021, NSTAR Gas and EGMA owned 1.0 and 2.36 miles of intrastate transmission natural gas pipeline, respectively.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2021, Aquarion owned and operated sources of water supply with a combined yield of approximately 127 million gallons per day; 3,573 miles of transmission and distribution mains; 9 surface water treatment plants; 29 dams; and 123 wellfields.

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

Eversource Gas Company of Massachusetts Eversource Gas Company of Massachusetts holds valid franchises to sell natural gas in the areas in which it supplies natural gas service. Generally, Eversource Gas Company of Massachusetts holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Massachusetts so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.

Yankee Gas  Yankee Gas holds valid franchises to sell natural gas in the areas in which Yankee Gas supplies natural gas service.  Generally, Yankee Gas holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Connecticut so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.  Yankee Gas' franchises are perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by the PURA and certain approvals, permits and consents of public authorities and others prescribed by statute.  Generally, Yankee Gas' franchises include, among other rights and powers, the right and power to manufacture, generate, purchase, transmit and distribute natural gas and to erect and maintain certain facilities on public highways and grounds, and the right of eminent domain, all subject to such consents and approvals of public authorities and others as may be required by law.

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

Aquarion Water Company of New Hampshire The NHPUC, pursuant to statutory law, has issued orders granting and affirming AWC-NH’s exclusive franchise to own, operate, and manage plant and equipment and any part of the same, for the conveyance of water for the public located within its franchise territory. That franchise territory encompasses the towns of Hampton, North Hampton and Rye. Abenaki Water Systems territory encompasses the towns of Belmont, Bow, Carroll, and Gilford. Subject to NHPUC’s regulations, AWC-NH has the right to establish and fix rates for use of the water distributed and to establish reasonable regulations regarding the same.

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

In addition, see Item 1, Business: "– Electric Distribution Segment," "– Electric Transmission Segment," "– Natural Gas Distribution Segment," and "– Water Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "– Nuclear Fuel Storage" for information related to nuclear waste; and "– Other Regulatory and Environmental Matters" for information about toxic substances and hazardous materials, climate change, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth the executive officers of Eversource Energy as of February 16, 2022. All of Eversource Energy’s officers serve terms of one year and until their successors elected and qualified.

Name	Age	Title
James J. Judge	66	Executive Chairman of the Board
Joseph R. Nolan, Jr.	57	President and Chief Executive Officer
Philip J. Lembo	66	Executive Vice President and Chief Financial Officer
Gregory B. Butler	64	Executive Vice President and General Counsel
Christine M. Carmody	59	Executive Vice President-Human Resources and Information Technology
Penelope M. Conner	58	Executive Vice President-Customer Experience and Energy Strategy
James W. Hunt, III	50	Executive Vice President-Corporate Relations and Sustainability and Secretary
Werner J. Schweiger	62	Executive Vice President and Chief Operating Officer
Jay S. Buth	52	Vice President, Controller and Chief Accounting Officer

James J. Judge. Mr. Judge has served as Executive Chairman of the Board of Eversource Energy since May 5, 2021 and as a Trustee of Eversource Energy since May 4, 2016. Previously, Mr. Judge served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy from May 3, 2017 until May 5, 2021, and as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017. Based on his experience described above, Mr. Judge has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

Joseph R. Nolan, Jr. Mr. Nolan has served as President and Chief Executive Officer and a Trustee of Eversource Energy. Previously, Mr. Nolan served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy from February 5, 2020 until May 5, 2021, and as Executive Vice President-Customer and Corporate Relations of Eversource Energy from August 8, 2016 to February 5, 2020. Based on his experience described above, Mr. Nolan has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

Philip J. Lembo. Mr. Lembo has served as Chief Financial Officer of Eversource Energy since May 4, 2016. He previously served as Treasurer of Eversource Energy from April 10, 2012 until May 3, 2017. Mr. Lembo has served as Executive Vice President of Eversource Energy since August 8, 2016.

Gregory B. Butler. Mr. Butler has served as General Counsel of Eversource Energy since May 1, 2001. He has served as Executive Vice President of Eversource Energy since August 8, 2016.

Christine M. Carmody. Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy since August 8, 2016.

Penelope M. Conner. Ms. Conner has served as Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy since May 5, 2021. Previously, Ms. Conner served as Senior Vice President and Chief Customer Officer of Eversource Service from March 2, 2013 until May 5, 2021.

James W. Hunt, III. Mr. Hunt has served as Executive Vice President-Corporate Relations and Sustainability of Eversource Energy since May 5, 2021 and as Secretary of Eversource Energy since July 9, 2021. Previously Mr. Hunt served as Senior Vice President-Communications, External Affairs and Sustainability of Eversource Service from December 17, 2019 until May 5, 2021 and as Senior Vice President-Regulatory Affairs and Chief Communications Officer of Eversource Service from October 3, 2016 until December 17, 2019.

Werner J. Schweiger. Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014.

Jay S. Buth. Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy since April 10, 2012.

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

(b)    Holders

As of January 31, 2022, there were 31,020 registered common shareholders of our company on record.  As of the same date, there were a total of 344,439,905 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2016 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2016 through 2021, assuming all dividends are reinvested.

Total Shareholder Return

$240
$220
$200
$180
$160
$140
$120
$100
2016
2017
2018
2019
2020
2021
Eversource Energy
EEI Index
S&P 500
Cumulative Five-Year Return
Eversource Energy 90.8%
EEI Index 68.6%
S&P 500 133.4%

December 31,
	2016	2017	2018	2019	2020	2021
Eversource Energy	$100	$118	$126	$169	$176	$191
EEI Index	$100	$112	$116	$146	$144	$169
S&P 500	$100	$122	$116	$153	$181	$233

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2021	—	$—	—	—
November 1 - November 30, 2021	—	—	—	—
December 1 - December 31, 2021	2,081	90.70	—	—
Total	2,081	$90.70	—	—

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2021 compared to fiscal year 2020 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2019 items and of fiscal year 2020 compared to fiscal year 2019, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2020 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP (non-GAAP) that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2021 earnings and EPS excluding charges at CL&P related to a settlement agreement that included credits to customers and funding of various customer assistance initiatives and a storm performance penalty imposed on CL&P by the PURA and our 2021 and 2020 earnings and EPS excluding certain acquisition and transition costs.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2021 and 2020 results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the CL&P settlement agreement, the storm performance penalty imposed on CL&P by the PURA, and acquisition and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

Financial Condition and Business Analysis

Executive Summary

Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business. Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (EGMA) (natural gas utilities) and Aquarion (water utilities). Eversource is organized into the electric distribution, electric transmission, natural gas distribution, and water distribution reportable segments.

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We earned $1.22 billion, or $3.54 per share, in 2021, compared with $1.21 billion, or $3.55 per share, in 2020.

•Our 2021 results include after-tax costs recorded within the electric distribution segment resulting from a PURA-approved CL&P settlement agreement and an after-tax charge at CL&P for a PURA assessment as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Our 2021 results also include after-tax acquisition and transition costs recorded at Eversource parent. In total, these after-tax costs were $109.7 million, or $0.32 per share in 2021. Our 2020 results include after-tax acquisition and transition costs of $32.1 million, or $0.09 per share, recorded primarily at Eversource parent. Excluding those costs, our non-GAAP earnings were $1.33 billion, or $3.86 per share, in 2021, compared with $1.24 billion, or $3.64 per share, in 2020.

•We currently project 2022 non-GAAP earning guidance of between $4.00 per share and $4.17 per share, which excludes the impact of remaining integration costs as a result of transitioning EGMA onto Eversource’s systems. We also project that our long-term EPS growth rate through 2026 from our regulated utility businesses will be in the upper half of a 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $1.96 billion in 2021, compared with $1.68 billion in 2020.  Investments in property, plant and equipment totaled $3.18 billion in 2021 and $2.94 billion in 2020.

•Cash totaled $66.8 million as of December 31, 2021, compared with $106.6 million as of December 31, 2020.  Our available borrowing capacity under our commercial paper programs totaled $1.14 billion as of December 31, 2021. In 2021, we issued $3.23 billion of new long-term debt and we repaid $1.14 billion of long-term debt.

•In 2021, we issued dividends totaling $2.41 per common share, compared with dividends of $2.27 per common share in 2020. Our quarterly common share dividend payment was $0.6025 per share in 2021, as compared to $0.5675 per share in 2020.  On February 2, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, payable on March 31, 2022 to shareholders of record as of March 3, 2022.

•We project to make capital expenditures of $18.14 billion from 2022 through 2026, of which we expect $7.02 billion to be in our electric distribution segment, $4.53 billion to be in our natural gas distribution segment, $4.60 billion to be in our electric transmission segment, and $0.89 billion to be in our water distribution segment.  We also project to invest $1.10 billion in information technology and facilities upgrades and enhancements. Additionally, we currently expect to make investments in our offshore wind business between $0.9 billion and $1.0 billion in 2022 and expect to make investments for our three projects in total between $3.0 billion and $3.6 billion from 2023 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned.

Strategic and Regulatory Items:

•On January 18, 2022, South Fork Wind received BOEM’s final approval of its Construction and Operations Plan (COP), following BOEM’s November 2021 issuance of the Record of Decision, which concluded BOEM’s environmental review of the project. The COP approval outlines the project’s one nautical mile turbine spacing, the requirements on the construction methodology for all work occurring in federal ocean waters, and mitigation measures to protect marine habitats and species. The final decision from BOEM was needed to move the project toward the start of construction, and with the decision received, South Fork has now entered the construction phase.

•On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million in a fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, as approved by the PURA. In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s decision issued September 14, 2021 in the interim rate reduction docket, will be implemented. Additionally, CL&P agreed to withdraw its pending appeals related to the $28.6 million storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. CL&P has also agreed to freeze its current base distribution rates until no earlier than January 1, 2024. The cumulative pre-tax impact of the October 1, 2021 settlement agreement and the Storm Isaias penalty imposed by PURA totaled $103.6 million, and the after-tax earnings impact was $86.1 million, or $0.25 per share, in 2021.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2021		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,220.5	$3.54	$1,205.2	$3.55	$909.1	$2.81

Regulated Companies (non-GAAP)	$1,342.4	$3.89	$1,223.3	$3.60	$1,105.3	$3.43
Eversource Parent and Other Companies (non-GAAP)	(12.2)	(0.03)	14.0	0.04	8.2	0.02
Non-GAAP Earnings	$1,330.2	$3.86	$1,237.3	$3.64	$1,113.5	$3.45
CL&P Settlement Impacts (after-tax) (1)	(86.1)	(0.25)	—	—	—	—
Acquisition and Transition Costs (after-tax) (2)	(23.6)	(0.07)	(32.1)	(0.09)	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	(204.4)	(0.64)
Net Income Attributable to Common Shareholders (GAAP)	$1,220.5	$3.54	$1,205.2	$3.55	$909.1	$2.81

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2021		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,256.3	$3.64	$1,221.8	$3.60	$900.9	$2.79

Electric Distribution, excluding CL&P Settlement Impacts (Non-GAAP)	$556.2	$1.61	$544.0	$1.60	$513.3	$1.59
Electric Transmission, excluding Impairment of Northern Pass Transmission (Non-GAAP)	544.6	1.58	502.5	1.48	460.9	1.43
Natural Gas Distribution, excluding Acquisition-Related Costs (Non-GAAP)	204.8	0.59	135.6	0.40	96.2	0.30
Water Distribution	36.8	0.11	41.2	0.12	34.9	0.11
Net Income - Regulated Companies (Non-GAAP)	$1,342.4	$3.89	$1,223.3	$3.60	$1,105.3	$3.43
CL&P Settlement Impacts (after-tax) (1)	(86.1)	(0.25)	—	—	—	—
Acquisition-Related Costs (after-tax) (2)	—	—	(1.5)	—	—	—
Impairment of Northern Pass Transmission (after-tax)	—	—	—	—	(204.4)	(0.64)
Net Income - Regulated Companies (GAAP)	$1,256.3	$3.64	$1,221.8	$3.60	$900.9	$2.79

(1) The 2021 after-tax costs are associated with the CL&P settlement agreement approved by PURA on October 27, 2021, which included a pre-tax $65 million charge to earnings for customer credits provided to customers over a two-month billing period from December 1, 2021 to January 31, 2022 and a $10 million charge to earnings to establish a fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages. The 2021 after-tax costs also include charges recorded at CL&P as a result of the April 28, 2021 and July 14, 2021 PURA decisions, which included a $28.4 million penalty for storm performance results and is currently being provided as credits to customer bills and a $0.2 million fine to the State of Connecticut’s general fund. As a result of the October 1, 2021 settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views these collective charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance.

(2) The 2021 costs are for the transition of systems as a result of our purchase of the assets of CMA on October 9, 2020 and costs associated with our December 1, 2021 water business acquisition. The 2020 acquisition costs are associated with our CMA acquisition. We expect integration costs in 2022 as a result of continuing to transition the CMA assets onto Eversource’s systems.

Our electric distribution segment earnings decreased $73.9 million in 2021, as compared to 2020, due primarily to CL&P’s settlement agreement on October 1, 2021 resulting in a $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings at CL&P for a storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the CL&P settlement agreement and CL&P storm performance penalty imposed by the PURA was $86.1 million, or $0.25 per share. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis. Excluding those charges, electric distribution segment earnings increased $12.2 million due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021 and August 1, 2021, and at CL&P effective May 1, 2020, and higher earnings from CL&P's capital tracker mechanism due to increased electric system improvements. Those earnings increases were partially offset by higher operations and maintenance expense driven by higher employee-related expenses and higher vegetation management costs, higher depreciation expense, higher property tax expense, and higher interest expense.

Our electric transmission segment earnings increased $42.1 million in 2021, as compared to 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $70.7 million in 2021, as compared to 2020, due primarily to the incremental impact of EGMA earnings of $43.0 million. Additionally, the earnings increase was due to base distribution rate increases at NSTAR Gas effective November 1, 2021 and 2020 and at Yankee Gas effective January 1, 2021 (with changes to customer rates beginning March 1, 2021), and higher earnings from capital tracker mechanisms due to continued investments in natural gas infrastructure. The earnings increase was partially offset by higher depreciation expense, higher property tax expense and higher interest expense.

Our water distribution segment earnings decreased $4.4 million in 2021, as compared to 2020, due primarily to the absence in 2021 of an after-tax gain of $3.5 million and lower revenues both as a result of the sale of the water system and treatment plant in Hingham, Massachusetts in July 2020.

Eversource Parent and Other Companies:  Eversource parent and other companies had an increased loss of $19.2 million in 2021, as compared to 2020, due primarily to a higher effective tax rate and higher employee-related costs. The higher loss was partially offset by a decrease of $7.0 million in acquisition and transition costs of EGMA recorded at Eversource parent and a higher return at Eversource Service as a result of increased investments in property, plant and equipment.

Impact of COVID-19

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. By the end of 2021, we completed the re-entry phase of our pandemic response plan for those of our employees that were working remotely. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses.

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and increased expenses for cleaning and supplies for personal protective equipment.

As of December 31, 2021, our allowance for uncollectible customer receivable balance of $417.4 million, of which $226.1 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. Our evaluation of the uncollectible allowance has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic. In Connecticut, the moratorium on disconnections of commercial and non-hardship residential customers ended in June 2021 and September 2021, respectively, but is still in place for hardship residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have resumed after these moratoria have expired, which has resulted in recent improved collection experience, more customers applying for, and receiving, hardship status, and higher write-offs of aged receivable amounts. On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. As a result of the order, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs in 2021. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and for hardship residential customers ended in May 2021 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

Based upon the evaluation performed, for the year ended December 31, 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $24.1 million for Eversource (increase of $20.1 million for CL&P and $6.6 million at our natural gas businesses, and decrease of $1.3 million at NSTAR Electric). The COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $55.3 million at Eversource ($23.9 million at CL&P, $9.0 million at NSTAR Electric, and $21.4 million at our natural gas businesses). Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

We worked closely with our state regulatory commissions and consumer advocates on customer assistance measures, including payment plan options as well as financial hardship and arrearage management programs, in order to mitigate the impact on customer rates in the future. We developed these long-term solutions for customers in order to help minimize the extent of the impact of COVID-19 on customer receivable balances and customers’ affordability in light of the current financial impact they may experience.

For the year ended December 31, 2021, net incremental costs incurred as a result of COVID-19 totaled $20.8 million, and related to uncollectible expense that impacts earnings, facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment, net of cost savings and benefits under the CARES Act. In 2021, we deferred $15.8 million of these net incremental COVID-19 costs on the balance sheet. Net incremental COVID-19 expenses that reduced pre-tax earnings totaled $5.0 million on the statement of income in 2021.

As of December 31, 2021, a total of $39.8 million of net deferred incremental COVID-19 costs were recorded on the balance sheet, of which $33.0 million of that deferral related to uncollectible expense that impacts earnings and $6.8 million related to cleaning and supplies for personal protective equipment.

Liquidity

Sources and Uses of Cash: Eversource’s regulated business is capital intensive and requires considerable capital resources. Eversource’s regulated companies’ capital resources are provided by cash flows generated from operations, short-term borrowings, long-term debt issuances, capital contributions from Eversource parent, and existing cash, and are used to fund their liquidity and capital requirements. Eversource’s regulated companies typically maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. Short-term borrowings are also used as a bridge to long-term debt financings. The levels of short-term borrowing may vary significantly over the course of the year due to the impact of fluctuations in cash flows from operations, dividends paid, capital contributions received and the timing of long-term debt financings.

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions.  Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  Eversource's regulated companies’ spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. In addition, Eversource’s investments in its offshore wind business are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $2.58 billion, $537.0 million, and $165.0 million at Eversource, NSTAR Electric and PSNH, respectively, as of December 31, 2021.

As of December 31, 2021, $1.18 billion of Eversource's long-term debt, including $750.0 million at Eversource parent, $400.0 million at NSTAR Electric, $20.0 million at Yankee Gas, and $5.4 million at Aquarion, will mature within the next 12 months. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt. Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Cash totaled $66.8 million as of December 31, 2021, compared with $106.6 million as of December 31, 2020.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Eversource Parent Commercial Paper Program	$1,343.0	$1,054.3	$657.0	$945.7	0.31%	0.25%
NSTAR Electric Commercial Paper Program	162.5	195.0	487.5	455.0	0.14%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2021 or 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.60 billion in long-term debt through December 31, 2023. On September 10, 2021, the DPU approved EGMA’s request for authorization to issue up to $725.0 million in long-term debt through December 31, 2023. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

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

(1) On August 13, 2021, Eversource Parent issued $350 million of floating rate Series T Senior Notes with a maturity date of August 15, 2023. The notes have a coupon rate based on Compounded SOFR plus 0.25%. The notes had an interest rate of 0.30% as of December 31, 2021.

(2) The use of proceeds from these various issuances refinanced existing indebtedness, funded capital expenditures and were for general corporate purposes. The EGMA indebtedness that was refinanced included $309.4 million of long-term debt.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $18.9 million of interest payments in 2021, and paid $43.2 million of RRB principal payments and $20.2 million of interest payments in 2020.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.96 billion in 2021, compared with $1.68 billion in 2020. Changes in Eversource’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business and as further discussed. Operating cash flows were favorably impacted by improvements in the timing of cash collections on our accounts receivable, the timing of collections for regulatory tracking mechanisms, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, a $93.8 million increase in cost of removal expenditures, a $72.7 million increase in income tax payments made in 2021, as compared to 2020, and a $70.8 million increase in Pension and PBOP contributions made in 2021, as compared to 2020.

In 2021, we paid cash dividends of $805.4 million and issued non-cash dividends of $22.9 million in the form of treasury shares, totaling dividends of $828.3 million, or $2.41 per common share. In 2020, we paid cash dividends of $744.7 million and issued non-cash dividends of $22.8 million in the form of treasury shares, totaling dividends of $767.5 million, or $2.27 per common share. Our quarterly common share dividend payment was $0.6025 per share in 2021, as compared to $0.5675 per share in 2020.  On February 2, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, payable on March 31, 2022 to shareholders of record as of March 3, 2022.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2021, CL&P, NSTAR Electric and PSNH paid $341.4 million, $283.2 million and $260.8 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP expense.  In 2021, investments for Eversource, CL&P, NSTAR Electric and PSNH were $3.18 billion, $790.1 million, $960.9 million and $326.4 million, respectively.  Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Contractual Obligations: For information regarding our cash requirements from contractual obligations and payment schedules, see Note 9, "Long-Term Debt," Note 10, "Rate Reduction Bonds and Variable Interest Entities," Note 11A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," Note 13, "Commitments and Contingencies," and Note 14, "Leases," to the financial statements.

Estimated interest payments on existing long-term fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement as of December 31, 2021 and are as follows:

(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Eversource	$583.8	$551.3	$509.4	$463.1	$433.2	$4,923.0	$7,463.8
CL&P	159.7	154.7	149.7	138.6	135.6	1,784.8	2,523.1

Our commitments to make payments in addition to these contractual obligations include other liabilities reflected on our balance sheets, future funding of our offshore wind equity method investment, and guarantees of certain obligations primarily associated with our offshore wind investment.

For information regarding our projected capital expenditures over the next five years, see "Business Development and Capital Expenditures - Projected Capital Expenditures" and for projected investments in our offshore wind business, see Business Development and Capital Expenditures - Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Ratings:  A summary of our corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	A-	Stable	Baa1	Negative	BBB+	Stable
CL&P	A	Stable	A3	Negative	A-	Negative
NSTAR Electric	A	Stable	A1	Stable	A	Stable
PSNH	A	Stable	A3	Stable	A-	Stable

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Stable	Baa1	Negative	BBB+	Stable
CL&P	A+	Stable	A1	Negative	A+	Negative
NSTAR Electric	A	Stable	A1	Stable	A+	Stable
PSNH	A+	Stable	A1	Stable	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP expense (all of which are non-cash factors), totaled $3.54 billion in 2021, $3.06 billion in 2020, and $3.06 billion in 2019.  These amounts included $238.0 million in 2021, $239.1 million in 2020, and $239.0 million in 2019 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures increased by $151.7 million in 2021, as compared to 2020.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
CL&P	$400.0	$402.9	$459.5
NSTAR Electric	480.3	366.8	379.7
PSNH	235.0	193.9	190.4
NPT	—	—	9.8
Total Electric Transmission Segment	$1,115.3	$963.6	$1,039.4

Our transmission projects are designed to improve the reliability of the electric grid, meet customer demand for power, strengthen the electric grid's resilience against extreme weather and other safety and security threats, and increase access to clean power generation from renewable sources, such as solar and offshore wind. In Connecticut, Massachusetts and New Hampshire, our transmission projects include transmission line upgrades, the installation of new transmission lines, and substation enhancements.

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the second quarter of 2023. The last remaining upgrade, the Sudbury-Hudson Reliability Project, received siting approval, however one appeal remains pending with expected resolution in the first quarter of 2022. We spent $53 million during 2021 and we expect to make additional capital expenditures of approximately $170 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $20 million during 2021 and we expect to make additional capital expenditures of approximately $140 million on these transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2021
Basic Business	$256.2	$179.9	$56.0	$492.1	$206.1	$16.5	$714.7
Aging Infrastructure	178.0	219.1	67.7	464.8	509.6	127.1	1,101.5
Load Growth and Other	80.2	170.5	37.1	287.8	83.3	0.6	371.7
Total Distribution	514.4	569.5	160.8	1,244.7	799.0	144.2	2,187.9
Solar	—	(0.6)	—	(0.6)	—	—	(0.6)
Total	$514.4	$568.9	$160.8	$1,244.1	$799.0	144.2	$2,187.3

2020
Basic Business	$233.4	$195.1	$52.4	$480.9	$88.2	$10.9	$580.0
Aging Infrastructure	179.9	237.1	80.2	497.2	391.3	115.5	1,004.0
Load Growth and Other	77.8	110.8	21.3	209.9	65.6	0.8	276.3
Total Distribution	491.1	543.0	153.9	1,188.0	545.1	127.2	1,860.3
Solar	—	1.4	—	1.4	—	—	1.4
Total	$491.1	$544.4	$153.9	$1,189.4	$545.1	$127.2	$1,861.7

2019
Basic Business	$228.7	$201.0	$47.3	$477.0	$71.2	$15.0	$563.2
Aging Infrastructure	224.5	255.5	90.8	570.8	315.2	93.9	979.9
Load Growth and Other	59.6	89.4	16.8	165.8	66.8	1.5	234.1
Total Distribution	512.8	545.9	154.9	1,213.6	453.2	110.4	1,777.2
Solar and Other	—	7.5	—	7.5	—	—	7.5
Total	$512.8	$553.4	$154.9	$1,221.1	$453.2	$110.4	$1,784.7

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

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2022 through 2026, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2022	2023	2024	2025	2026	2022 - 2026 Total
CL&P Transmission	$381	$240	$218	$207	$201	$1,247
NSTAR Electric Transmission	459	462	382	459	446	2,208
PSNH Transmission	278	277	261	168	161	1,145
Total Electric Transmission	$1,118	$979	$861	$834	$808	$4,600
Electric Distribution	$1,450	$1,469	$1,391	$1,372	$1,338	$7,020
Natural Gas Distribution	921	849	926	895	938	4,529
Total Electric and Natural Gas Distribution	$2,371	$2,318	$2,317	$2,267	$2,276	$11,549
Water Distribution	$154	$163	$176	$190	$206	$889
Information Technology and All Other	$254	$224	$208	$203	$214	$1,103
Total	$3,897	$3,684	$3,562	$3,494	$3,504	$18,141

The projections do not include investments related to offshore wind projects.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

Acquisition of New England Service Company: Following receipt of all required approvals, on December 1, 2021, Aquarion acquired New England Service Company (NESC), pursuant to a definitive agreement entered into on April 8, 2021. The acquisition was structured as a stock-for-stock merger and Eversource issued 462,517 treasury shares at closing for a purchase price of $38.1 million. NESC’s utility subsidiaries provided regulated water service to approximately 10,000 customers in Connecticut, Massachusetts, and New Hampshire.

Offshore Wind Business: Our offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases issued by BOEM. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This partnership also participates in new procurement opportunities for offshore wind energy in the Northeast U.S.

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
(2)    Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

As of December 31, 2021 and 2020, Eversource's total equity investment balance in its offshore wind business was $1.21 billion and $887 million, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Our offshore wind projects are subject to receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is led by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state and local agencies could adversely impact the timing of these projects' in-service dates.

Federal Siting and Permitting Process: The federal siting and permitting process for each of our offshore wind projects commence with the filing of a Construction and Operations Plan (COP) application with BOEM. The first major milestone in the BOEM review process is an issuance of a Notice of Intent (NOI) to complete an Environmental Impact Statement (EIS). BOEM then provides a final review schedule for the project’s COP approval. BOEM conducts environmental and technical reviews of the COP. The EIS assesses the environmental, social, and economic impacts of constructing the project and recommends measures to minimize impacts. The Final EIS will inform BOEM in deciding whether to approve the project or to approve with modifications and BOEM will then issue its Record of Decision. BOEM issues its final approval of the COP following the Record of Decision.

South Fork Wind filed its COP application with BOEM in 2018 and BOEM issued the NOI in 2018. In August 2020, South Fork Wind received the final review schedule from BOEM regarding its COP approval. In January 2021, BOEM released its Draft EIS for the South Fork Wind project and in August 2021, BOEM released its Final EIS. On November 24, 2021, BOEM issued its Record of Decision, which concluded BOEM’s environmental review of the project and identified the recommended configuration. The Record of Decision supported South Fork Wind’s proposed turbine layout. On January 18, 2022, South Fork Wind received BOEM’s final approval of its COP. The COP approval outlines the project’s one nautical mile turbine spacing, the requirements on the construction methodology for all work occurring in federal ocean waters, and mitigation measures to protect marine habitats and species.

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the first quarter of 2023, the Record of Decision in the second quarter of 2023, and final approval is expected in the third quarter of 2023. On August 31, 2021, Sunrise Wind received BOEM’s NOI to prepare an EIS for the review of the COP. For Sunrise Wind, a final EIS and Record of Decision is expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023.

South Fork Wind, Revolution Wind and Sunrise Wind are each designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the projects’ permitting timelines.

State and Local Siting and Permitting Process: South Fork Wind commenced the New York state siting process in 2018. On September 17, 2020, South Fork Wind filed a Joint Proposal in the New York State Article VII siting application. Among other things, the Joint Proposal included proposed mitigation for certain environmental, community and construction impacts associated with constructing the project. South Fork Wind was joined by PSEG Long Island and several citizens advocacy organizations. On October 9, 2020, the Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Parks, Recreation and Historic Preservation. On March 18, 2021, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. Two petitions for re-hearing of the New York Public Service Commission decision have been filed, and South Fork Wind responded on May 3, 2021 opposing the re-hearing requests. In April 2021, South Fork Wind filed its Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on how the project will be constructed in accordance with the conditions of the approved Joint Proposal. Comments from reviewing agencies and parties have been received and South Fork Wind has responded to and addressed those comments in the plan which was re-submitted in September 2021. The project received approval of the EM&CP in November 2021.

On September 10, 2020, the Town of East Hampton and the East Hampton Town Trustees announced that they had reached an agreement with South Fork Wind to issue the necessary easements and other real estate rights necessary to construct the South Fork Wind project. The Town approved the easements on January 21, 2021, and Trustees approved the real estate lease on January 25, 2021.

State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind state siting application was deemed complete on January 22, 2021, and the preliminary hearing was completed on March 22, 2021. On April 26, 2021, the Rhode Island Energy Facilities Siting Board issued a Preliminary Decision and Order on scheduling with Advisory Opinions for local and state agencies. All advisory opinions were received in August, in accordance with the expedited schedule, and evidentiary hearings began in October 2021. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process, and Sunrise Wind filed a formal notice of intent to commence settlement negotiations towards a Joint Proposal on August 31, 2021. Settlement negotiations are ongoing.

Construction Process - South Fork Wind: South Fork Wind has received all required approvals to start construction and the project has now entered the construction phase. Site preparation and onshore activities for the project’s underground onshore transmission line and construction of the onshore interconnection facility located in East Hampton, New York will be the first to begin. Offshore installation, including the project’s monopile foundations, 11-megawatt wind turbines, and offshore substation, is expected to occur in 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State agency approvals, however it believes it will be able to overcome these challenges.

Projected In-Service Dates: We expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, based on the BOEM permit schedule included in each respective NOI outlining when BOEM will complete its review of the COP, we currently expect in-service dates in 2025 for both projects, and are continuing to analyze the overall project schedules.

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is now underway. Construction-related purchase agreements with third-party contractors and materials contracts are approximately 80 percent secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $0.9 billion and $1.0 billion in 2022 and expect to make investments for our three projects in total between $3.0 billion and $3.6 billion from 2023 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2021 and 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2021 and 2020.

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

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos. 569-A and 569-B are currently under appeal with the Court.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of estimated 2021 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing the Commission’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If the FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2021 estimated rate base) on Eversource’s after-tax earnings is approximately $17 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Retail Tariff Rates: Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P, Yankee Gas and Aquarion operate in Connecticut and are subject to PURA regulation; NSTAR Electric, NSTAR Gas, EGMA and Aquarion operate in Massachusetts and are subject to DPU regulation; and PSNH and Aquarion operate in New Hampshire and are subject to NHPUC regulation.  The regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

Base Distribution Rates:  In Connecticut, electric and natural gas utilities are required to file a distribution rate case within four years of the last rate case. CL&P's and Yankee Gas' distribution rates were each established in 2018 PURA-approved rate case settlement agreements. On October 27, 2021, PURA approved a settlement agreement at CL&P that included a current base distribution rate freeze until no earlier than January 1, 2024. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case. Aquarion is not required to initiate a rate review with the PURA on a set schedule. Aquarion rates were established in a 2013 PURA-approved rate case.

In Massachusetts, electric distribution companies are required to file at least one distribution rate case every five years, and natural gas local distribution companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period. NSTAR Electric's distribution rates were established in a 2017 DPU-approved rate case. On January 14, 2022, NSTAR Electric filed an application with the DPU for an increase in base distribution rates, effective January 1, 2023. NSTAR Gas' distribution rates were established in an October 2020 DPU-approved rate case. EGMA's distribution rates were established in an October 2020 DPU-approved rate settlement agreement. Aquarion is not required to initiate a rate review with the DPU. Aquarion rates were established in a 2018 DPU-approved rate case.

In New Hampshire, PSNH's distribution rates were established in a December 2020 NHPUC-approved rate case settlement agreement. Aquarion rates were established in a 2013 NHPUC-approved rate case, further revised in 2016. On December 18, 2020, Aquarion filed an application with the NHPUC for a permanent increase in base rates and a decision by the NHPUC is expected in the second quarter of 2022.

Rate Reconciling Mechanisms: The Eversource electric distribution companies obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  The natural gas distribution companies procure natural gas for firm and seasonal customers. These energy supply procurement costs are recovered from customers in energy supply rates that are approved by the respective state regulatory commission.  The rates are reset periodically and are fully reconciled to their costs.  Each electric and natural gas distribution company fully recovers its energy supply costs through approved regulatory rate mechanisms on a timely basis and, therefore, such costs have no impact on earnings.

The electric and natural gas distribution companies also recover certain other costs in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.  These cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings.

Excess ADIT Amortization: Eversource amortized excess ADIT (EDIT) of $69.1 million in 2021, $48.7 million in 2020 and $37.4 million in 2019. In 2021, EDIT amortization was $9.8 million at CL&P, $43.2 million at NSTAR Electric, and $10.5 million at PSNH. Of the 2021 total EDIT amortized, the Company’s transmission businesses amortized $15.4 million pursuant to FERC orders issued on December 22, 2021 and December 30, 2021 that approved the refund of EDIT to its transmission customers ($1.6 million at CL&P, $12.0 million at NSTAR Electric and $1.8 million at PSNH). The effective date of these FERC orders was January 27, 2020, resulting in catch-up amortization recorded in 2021. EDIT amortization in 2020 and 2019 pertained solely to the Company’s distribution businesses. The refund of these EDIT regulatory liabilities to customers will generally be made over the same period as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The refund to customers and resulting amortization of the EDIT regulatory liabilities results in lower revenues (for the amortization of the EDIT and the tax gross up portion) and lower income tax expense (for the amortization of EDIT and lower current tax benefits from the tax gross up portion) on the statement of income. The refund of EDIT results in a lower effective tax rate and no impact on net income.

Connecticut:

CL&P Deferred Storm Costs: In 2021 and 2020, multiple tropical and severe storms caused extensive damage to CL&P’s electric distribution systems and customer outages, along with significant pre-staging costs. These storms resulted in deferred pre-staging and storm restoration costs at CL&P of $232 million for 2021 storms and $344 million for 2020 storms, including the catastrophic impact of Tropical Storm Isaias in August 2020, among others. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. As part of CL&P’s October 1, 2021 settlement agreement described below, it agreed to freeze its current base distribution rates (including storm costs) until no earlier than January 1, 2024.

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudency of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $234 million at CL&P and $251 million at Eversource as of December 31, 2021. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by the PURA in a future proceeding, any such amount cannot be estimated at this time. Eversource and CL&P continue to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by the PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the year ended December 31, 2021 statement of income. The after-tax earnings impact of this charge was $0.07 per share.

PURA New Rate Design and Rate Review Proceeding: Pursuant to an October 2020 Connecticut law, PURA opened a proceeding related to new rate designs to consider the implementation of an interim rate decrease, low-income and economic development rates for electric customers, and a review of that rate design implementation process. The proceeding has separate phases. In the first phase, PURA issued a final decision on June
23, 2021 directing CL&P to offer new rates to certain small commercial and industrial customers that will reduce demand charges and instead include volumetric charges for electricity based on kWh used. Customers can elect to transition to these new offered rates, which became effective
November 1, 2021. PURA’s decision in the first phase of the proceeding is not expected to have a material impact on CL&P’s earnings, financial position, or cash flows. The second phase of this proceeding was addressed in PURA’s September 14, 2021 decision, and would have resulted in an interim rate decrease associated with a 45 basis point reduction in CL&P’s authorized ROE. This phase of the proceeding was resolved as a result of the October 2021 settlement agreement, described below. In addition, PURA is also investigating low-income and other economic development rates. A procedural schedule for this part of the proceeding has not yet been set by the PURA.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, as approved by the PURA, with the objective of disbursing the funds prior to April 30, 2022. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance fund on the year ended December 31, 2021 statement of income.

In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s decision issued September 14, 2021 in the interim rate reduction docket, will be implemented.

CL&P has also agreed to freeze its current base distribution rates, subject to the customer credits described above, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

As part of the settlement agreement, CL&P agreed to withdraw with prejudice its pending appeals of PURA’s decisions dated April 28, 2021 and July 14, 2021 related to Storm Isaias and agreed to waive its right to file an appeal and seek a judicial stay of the September 14, 2021 decision in the interim rate reduction docket. The settlement agreement assures that CL&P will have the opportunity to petition for and demonstrate the prudency of the storm costs incurred to respond to customer outages associated with Storm Isaias in a future ratemaking proceeding.

The cumulative pre-tax impact of the settlement agreement and the Storm Isaias assessment imposed in PURA’s April 28, 2021 and July 14, 2021 decisions totaled $103.6 million, and the after-tax earnings impact was $86.1 million, or $0.25 per share, for the year ended December 31, 2021.

CL&P Rate Adjustment Mechanisms (RAM) Filing: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates. Rates were adjusted effective August 1, 2020. On December 2, 2020, PURA issued a final decision in which it adjusted the timing of the annual rate adjustments for the Transmission Adjustment Clause (TAC) charge, the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC), the Electric System Improvements Tracker (ESI), Competitive Transition Assessment (CTA), System Benefits Charge (SBC) and Revenue Decoupling Mechanism (RDM) so that these rates take effect on May 1st of each year. On April 28, 2021, PURA issued its interim decision on CL&P’s proposal that accepted the May 1, 2021 rate proposals for the CTA, TAC, ESI and RDM, but ordered that these rate changes go into effect on June 1, 2021, as opposed to May 1, 2021. Further, PURA elected to keep in place the current rates for the NBFMCC and SBC until further review of the costs being recovered in those rates could be performed. Finally, PURA indicated it would further review CL&P’s proposal to begin recovery of 2020 under-recoveries associated with these rates on October 1, 2021.

On September 15, 2021, PURA issued its final decision in the 2020 RAM reconciliation filing, which required no adjustment to the GSC, BFMCC, NBFMCC, SBC, CTA, ESI and base distribution rates, but resulted in changes to the TAC and RDM rates effective October 1, 2021. As part of this decision, PURA also approved the recovery of cumulative under-recoveries associated with the NBMFCC, TAC, and RDM of $193 million effective October 1, 2021. The NBFMCC and TAC under-recoveries will be recovered over a 31-month period and the RDM under-recovery will be recovered over a 15-month period.

CL&P Impact of 2021 Rate Changes (Excluding Supply Rates): On June 1, 2021, CL&P implemented an overall rate increase of $0.00411 per kWh for residential customers. The rate increase included delivery rate changes for the CTA, TAC, ESI and RDM charges. Partially offsetting the rate increase was a base distribution rate decrease, which was driven by a reduction to storm cost amortization resulting from a 2019 PURA decision. For residential customers with 700 kWh monthly usage, the impact of the June 1, 2021 rate changes equated to an increase of $2.88 on monthly customer bills.

On September 1, 2021, CL&P adjusted its rates for the $28.4 million penalty imposed by the PURA for non-compliance with performance standards that is being provided as credits on customer bills over a one-year period. On October 1, 2021, CL&P implemented new TAC and RDM delivery rates. In total, CL&P implemented an overall net rate increase of $0.00174 per kWh for residential Rate 1 customers for these rate component charges, net of the rate decrease for the storm penalty credit. The impact of the September 1 and October 1, 2021 rate changes equated to an increase of $1.22 on monthly customer bills for residential customers with 700 kWh monthly usage.

On December 1, 2021, CL&P adjusted its rates for the $65 million of customer credits resulting from the October settlement agreement that were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. For residential customers with 700 kWh monthly usage, the impact of the settlement credit equated to $34.25 for the two-month period.

Residential Customer Bill Credits and Reimbursements for Storm-Related Outages: On June 30, 2021, in accordance with an October 2020
Connecticut law, PURA issued a final decision establishing standards and procedures for residential customers to receive bill credits and other compensation for spoiled food and medicine from Connecticut utilities, including CL&P, after future weather-related emergencies. The PURA decision requires, effective after July 1, 2021, that Connecticut utilities provide customers with a $25 bill credit for each 24-hour time period following the initial 96 consecutive hours of an electric distribution outage after a major storm or emergency. The decision also authorizes residential customers to submit a claim to receive up to $250 in compensation for any medication and food that expired or spoiled due to an electric distribution outage lasting longer than 96 consecutive hours. The decision also establishes a process by which the electric utilities (i) can elect to submit a filing within seven days of a storm event that proposes when the 96-hour time period commenced for that storm event based on relevant weather data, when it was safe to deploy crews into the field, and the other relevant factors identified in the decision; and (ii) can elect to seek within 14 days of a storm event a waiver from providing customer bill credits, for reasons such as line worker safety and continuing emergency or potentially hazardous conditions that prevented or delayed restoration activities.

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance based regulation for electric distribution companies. PURA will conduct the proceeding in two phases, with a draft decision on the first phase and procedural schedule established for the second phase expected in March 2023. At this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan for the years 2021 through 2027. On August 17, 2021, PURA issued a Notice of Request for Amended EDC Advanced Metering Infrastructure Proposal. CL&P submitted an Amended Proposal in response to this request on November 8, 2021, which included additional information as required by the PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. A procedural schedule in this proceeding has not been issued by the PURA.

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its fourth annual Performance Based
Rate Adjustment filing on November 10, 2021 and on December 22, 2021, the DPU approved a $36.8 million increase to base distribution rates for effect on January 1, 2022.

NSTAR Electric Distribution Rate Case: On January 14, 2022, NSTAR Electric filed an application with the DPU for approval of an $89 million increase in base distribution rates, with new rates anticipated to be effective January 1, 2023. As part of this filing, NSTAR Electric is requesting a renewal of the performance-based ratemaking plan originally authorized in its last rate case for up to a ten-year term, alignment with state electrification policy, storm fund refinements, and Advanced Metering Infrastructure tariff approval. A final decision from the DPU is expected on December 1, 2022.

NSTAR Electric Grid Modernization and Advanced Metering Infrastructure Filing: On July 1, 2021, NSTAR Electric submitted for DPU approval its four-year $198.8 million grid modernization plan for the years 2022 through 2025 and proposed $620 million Advanced Metering Infrastructure investment and implementation plan for the years 2023 through 2028. As required, the plan includes a ten-year vision, five-year strategic plan, including a full deployment of advanced metering functionality, separate four-year grid-facing and customer-facing short-term investment plans, and a composite business case in support of the Advanced Metering Infrastructure plan. NSTAR Electric has requested expedited approval of $38.3 million of the $198.8 million grid modernization plan for previously approved continuing investments that are currently in process and are expected to be spent in 2022 so these activities will not be interrupted pending full plan approval. NSTAR Electric expects DPU guidance for all investment years by the second quarter of 2022. For Advanced Metering Infrastructure investments, additional review of the cost recovery mechanism will be conducted in NSTAR Electric’s base distribution rate case that was filed on January 14, 2022 with a decision expected on December 1, 2022.

NSTAR Electric Storm Threshold Filing: On December 22, 2021, the DPU approved NSTAR Electric to defer for future recovery the storm cost threshold amounts associated with six qualifying major storm events that occurred during 2020, totaling $7.2 million. The DPU approved the deferral of threshold costs that exceeded four storms (those recovered in base rates plus one additional storm) until the next rate case proceeding, at which time the DPU will determine the appropriate level of recovery of storm threshold amounts. In its January 14, 2022 distribution rate case filing, NSTAR Electric is also seeking recovery of the deferral of threshold costs for an additional seven storms in 2021. The pre-tax benefit to earnings for the deferral as a regulatory asset of threshold costs for both the 2020 and 2021 major storms was $15.6 million and was recorded in the fourth quarter of 2021.

NSTAR Gas and EGMA Distribution Rates and Mitigation Filings: As part of an inflation-based mechanism, NSTAR Gas submitted its first annual Performance Based Rate Adjustment filing on September 15, 2021, for rates effective November 1, 2021. As established in the October 7, 2020 EGMA Rate Settlement Agreement, EGMA filed for its first base distribution rate increase on September 17, 2021, for rates effective November 1, 2021. Subsequent to those base distribution rate filings, on October 6, 2021, NSTAR Gas and EGMA made filings with the DPU to defer recovery of certain costs for the purpose of mitigating November 1, 2021 bill impacts associated with the new delivery rates as a result of increases in natural gas supply costs, thereby providing rate relief to customers. These adjustments to rates do not impact the recovery of costs, only the timing of when the costs are collected in rates. For NSTAR Gas and EGMA, these adjustments included delaying the decoupling revenue requirement, the recovery of certain prior period under-collections, and portions of the base distribution rate change for NSTAR Gas, until November 1, 2022. These adjustments delay recovery of $16.7 million for NSTAR Gas and $19.7 million for EGMA for a one-year period. These adjustments result in the under-recovery of costs beginning November 1, 2021, with no material impact on the statement of income.

For NSTAR Gas, the DPU approved a $13.6 million increase to base distribution rates on October 29, 2021, effective November 1, 2021. For EGMA, the DPU approved a $13 million increase to base distribution rates on October 28, 2021, effective November 1, 2021.

New Hampshire:

PSNH Distribution Rates: In connection with an October 9, 2020 settlement agreement, the NHPUC approved a permanent rate increase of $45.0 million effective January 1, 2021. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. On December 23, 2020, the NHPUC approved the first step adjustment for 2019 plant in service to recover a revenue requirement of $10.6 million, effective January 1, 2021. On July 30, 2021, the NHPUC approved the second step adjustment for 2020 plant in service to recover a revenue requirement of $11.0 million, subject to reconciliation after completion of an audit, with rates effective August 1, 2021.

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

Energy Efficiency Plan: On November 12, 2021, the NHPUC issued an order rejecting the proposed 2021 through 2023 energy efficiency plan and significantly reduced funding and operational functions of the program. PSNH made programmatic adjustments in late November and December 2021 to ensure utilization of the 2021 budget and achievement of the 2021 performance incentive. The order eliminated the recovery of performance incentives beginning in 2022. PSNH sought rehearing of the order and was denied. There is state legislation pending that would undo the most impactful effects of the order. PSNH, as well as various other parties, have appealed the order to the New Hampshire Supreme Court. The energy efficiency rate for 2022 went into effect January 1, 2022 at a level that is 29 percent lower than the 2021 rate. However, effective March 1, 2022, the energy efficiency rate will be restored to the 2021 level. Given the pending legislation that has already passed the New Hampshire Senate and the four Supreme Court appeals filed, it is likely that at least some of the provisions of the NHPUC order will be undone. At this time, PSNH cannot predict the ultimate outcome of this order, and the resulting impact on its financial statements.

Legislative and Policy Matters

Federal: On November 5, 2021, Congress passed the Infrastructure Investment and Jobs Act. The Act provided spending of more than $500 billion on roads, highways, bridges, public transit, and utilities. For water and sewer utilities, the Act restored the exclusion from a corporation’s income for contributions in aid of construction where the corporation is a water or sewer utility eliminated by the Tax Cuts and Jobs Act of 2017. Under the Act, a regulated public utility that provides water or sewage disposal services can treat money or property received from any person as a tax-free contribution to capital if it meets certain criteria for contributions made after 2020. The Act did not have a material impact on Eversource in 2021.

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

Regulatory liabilities represent either revenues received from customers to fund expected costs that have not yet been incurred or probable future refunds to customers. We make judgments regarding the future outcome of regulatory proceedings that involve potential future refund to customers and record liabilities for these loss contingencies when probable and reasonably estimable based upon available information. Regulatory liabilities are recorded at the best estimate, or at a low end of the range of possible loss. The amount recorded may differ from when the uncertainty is resolved. Such differences could have a significant impact on our financial statements.

We use judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements. The ultimate outcome of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Established rates are also often subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed. We have approximately $1 billion of storm restoration and pre-staging costs that are subject to prudency reviews from our regulators. We believe that our storm costs were prudently incurred and are probable of recovery.

We continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or refund. This assessment includes consideration of recent orders issued by regulatory commissions, the passage of new legislation, historical regulatory treatment for similar costs in each of our jurisdictions, discussions with legal counsel, the status of any appeals of regulatory decisions, and changes in applicable regulatory and political environments. We believe that we will continue to be able to defer and recover prudently incurred costs, including additional storm costs, based on the legal and regulatory framework.

We believe it is probable that each of our regulated companies will recover its respective investments in long-lived assets and the regulatory assets that have been recorded. If we determine that we can no longer apply the accounting guidance applicable to rate-regulated enterprises, or that we cannot conclude it is probable that costs will be recovered from customers in future rates, the applicable costs would be charged to net income in the period in which the determination is made.

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

Expected Long-Term Rate of Return on Plan Assets:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2021, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans.  For the forecasted 2022 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2021, the discount rates used to determine the funded status were within a range of 2.8 percent to 3.0 percent for the Pension and SERP Plans, and within a range of 2.91 percent to 2.92 percent for the PBOP Plans.  As of December 31, 2020, the discount rates used were within a range of 2.4 percent to 2.7 percent for the Pension and SERP Plans, and within a range of 2.5 percent to 2.6 percent for the PBOP Plans.  The increase in the discount rates used to calculate the funded status resulted in a decrease to the Pension and PBOP Plans' liability of $286.8 million and $29.8 million, respectively, as of December 31, 2021.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2021 expense were within a range of 1.5 percent to 3.0 percent for the Pension and SERP Plans, and within a range of 1.8 percent to 3.1 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2021, a revised scale for the mortality table was released, and we utilized it in our measurements.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants receive in the future.  As of December 31, 2021 and 2020, the compensation/progression rates used to determine the funded status were within a range of 3.5 percent to 4.0 percent.

Health Care Cost: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2021, for the Aquarion PBOP Plan, the health care trend rate for pre-65 retirees is 6.5 percent, with an ultimate rate of 5 percent in 2028, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Actuarial Determination of Expense:  Pension, SERP and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent the amortization of differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension and SERP Plans was $23.6 million, $56.9 million and $63.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.  For the PBOP Plans, there was net periodic PBOP income of $60.5 million, $51.6 million and $41.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unamortized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that income in 2022 for the Pension and SERP Plans will be approximately $177 million and income in 2022 for the PBOP Plans will be approximately $80 million. Pension, SERP and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $180.0 million to the Pension Plans in 2021.  We currently estimate contributing between $100 million to $175 million to the Pension Plans in 2022, however, there is no minimum funding requirement for our Pension Plans for 2022, and therefore the planned contribution is discretionary and subject to change.  It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts.  We contributed $2.3 million to the PBOP Plans in 2021.  We currently estimate contributing $2.4 million to the PBOP Plans in 2022.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plans' (excluding the SERP Plans) reported annual cost and a decrease to the PBOP Plans' reported annual income as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Decrease in PBOP Plan Income
Assumption Change	For the Years Ended December 31,		For the Years Ended December 31,
Eversource	2021	2020	2021	2020
Lower expected long-term rate of return	$26.5	$25.0	$4.8	$4.5
Lower discount rate	27.0	25.4	2.6	1.7
Higher compensation rate	9.9	8.8	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions, all of which totaled $4.48 billion as of December 31, 2021. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2021, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, $451 million to Natural Gas Distribution and $905 million to Water Distribution.

We recorded $51.9 million of goodwill arising from the acquisition of CMA on October 9, 2020, which included measurement period adjustments in 2021. This goodwill was allocated to the Natural Gas Distribution reporting unit. We recorded $21.7 million of goodwill arising from the acquisition of NESC on December 1, 2021, which was allocated to the Water Distribution reporting unit.

We are required to test goodwill balances for impairment at least annually by considering the fair values of the reporting units, which requires us to use estimates and judgments. Additionally, we monitor all relevant events and circumstances during the year to determine if an interim impairment test is required. We have selected October 1st of each year as the annual goodwill impairment test date. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value. If goodwill were deemed to be impaired, it would be written down in the current period to the extent of the impairment.

In assessing goodwill for impairment, an entity is permitted to first assess qualitatively whether it is more likely than not that goodwill impairment exists as of the annual impairment test date. A quantitative impairment test is required only if it is concluded that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount.

We performed an impairment test of goodwill as of October 1, 2021 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units. Our qualitative evaluation included an evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

The 2021 goodwill impairment assessment resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment. We believe that the fair value of the reporting units was substantially in excess of carrying value. Adverse regulatory actions, changes in the regulatory and political environment, or changes in significant assumptions could potentially result in future goodwill impairment indicators.

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

Equity Method Investments: Investments in affiliates where we have the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. For our offshore wind equity method investment, basis differences are related to intangible assets for PPAs that will be amortized over the term of the PPAs, and equity method goodwill that is not amortized. Capitalized interest associated with our offshore wind equity method investment is included in the investment balance.

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

The interpretation of tax laws and associated regulations involves uncertainty since tax authorities may interpret the laws differently. Ultimate resolution or clarification of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

Significant management judgment is required in determining the provision for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities and valuation allowances. We evaluate the probability of realizing deferred tax assets by reviewing a forecast of future taxable income and our intent and ability to implement tax planning strategies, if necessary, to realize deferred tax assets. We also assess negative evidence, such as the expiration of historical operating loss or tax credit carryforwards, that could indicate the inability to realize the deferred tax assets. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized in future periods. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, not realizing expected tax planning strategy amounts, as well as results of audits and examinations of filed tax returns by taxing authorities.

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

Changes in fair value of our derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs of these contracts in rates charged to customers.  These valuations are sensitive to the prices of energy-related products in future years and assumptions made.

We use quoted market prices when available to determine the fair value of financial instruments.  When quoted prices in active markets for the same or similar instruments are not available, we value derivative contracts using models that incorporate both observable and unobservable inputs.  Significant unobservable inputs utilized in the models include energy-related product prices for future years for long-dated derivative contracts and market volatilities.  Discounted cash flow valuations incorporate estimates of premiums or discounts, reflecting risk-adjusted profit that would be required by a market participant to arrive at an exit price, using available historical market transaction information. Valuations of derivative contracts also reflect our estimates of nonperformance risk, including credit risk.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2021 and 2020 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Increase/(Decrease)
Operating Revenues	$9,863.1	$8,904.4	$958.7
Operating Expenses:
Purchased Power, Fuel and Transmission	3,372.3	2,987.8	384.5
Operations and Maintenance	1,739.7	1,480.3	259.4
Depreciation	1,103.0	981.4	121.6
Amortization	232.0	177.7	54.3
Energy Efficiency Programs	592.8	535.8	57.0
Taxes Other Than Income Taxes	830.0	752.7	77.3
Total Operating Expenses	7,869.8	6,915.7	954.1
Operating Income	1,993.3	1,988.7	4.6
Interest Expense	582.4	538.4	44.0
Other Income, Net	161.3	108.6	52.7
Income Before Income Tax Expense	1,572.2	1,558.9	13.3
Income Tax Expense	344.2	346.2	(2.0)
Net Income	1,228.0	1,212.7	15.3
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$1,220.5	$1,205.2	$15.3

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

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Decrease
	2021	2020		2021	2020		2021	2020
Traditional	7,782	7,675	1.4%	—	—	—%	1,256	2,011	(37.5)%
Decoupled and Special Contracts (1)(2)	43,228	42,531	1.6%	150,145	147,123	2.1%	22,099	23,122	(4.4)%
Total Sales Volumes	51,010	50,206	1.6%	150,145	147,123	2.1%	23,355	25,133	(7.1)%
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

Operating Revenues: Operating Revenues by segment increased in 2021, as compared to 2020, as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$291.3
Natural Gas Distribution	580.9
Electric Transmission	98.5
Water Distribution	(4.1)
Other	118.1
Eliminations	(126.0)
Total Operating Revenues	$958.7

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $28.8 million in 2021, as compared to 2020, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2021, at PSNH effective January 1, 2021 and August 1, 2021, and at CL&P effective May 1, 2020. These increases were partially offset by a base distribution rate decrease at CL&P implemented June 1, 2021. The decrease in the CL&P base distribution rate on June 1, 2021 was due primarily to the completion of the recovery of certain storm cost amortization and therefore the base rate decrease did not impact earnings.

•Base natural gas distribution revenues increased $62.8 million in 2021, as compared to 2020, due primarily to base distribution rate increases at NSTAR Gas effective November 1, 2021 and November 1, 2020, which includes a shift of recovery into base rates of certain GSEP investments, and at Yankee Gas effective January 1, 2021. Although new rates at Yankee Gas were implemented on March 1, 2021 to customers, the provisions of the base distribution rate increase were effective January 1, 2021.

Electric distribution revenues at CL&P also decreased $93.4 million in 2021, as compared to 2020, due to a reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA in 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P recorded a $28.4 million reserve in 2021 for a civil penalty for non-compliance with storm performance standards that is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. CL&P recorded these reserves as a current regulatory liability and a reduction to Operating Revenues. As of December 31, 2021, the remaining reserve that has not yet been issued as customer credits and not yet reflected in rates totaled $71.1 million. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and the sale of RECs to various counterparties.

Tracked distribution revenues increased/(decreased) in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$(152.1)	$70.0
Retail transmission	222.2	—
Other distribution tracking mechanisms	47.3	11.7
Wholesale Market Sales Revenue	248.5	4.9

The decrease in energy supply procurement within electric distribution in 2021 as compared to 2020, was driven primarily by lower average supply-related sales volumes and lower average prices. The increase in energy supply procurement within natural gas distribution in 2021, as compared to 2020, was driven primarily by higher average prices and higher average supply-related sales volumes.

Fluctuations in retail electric transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales in 2021, as compared to 2020. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 95 percent in 2021, as compared to 2020, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation. The increase in electric distribution wholesale market sales revenues was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

EGMA Natural Gas Distribution Revenues: The incremental impact of EGMA increased total operating revenues at the natural gas distribution segment by $431.5 million in 2021, as compared to 2020.

Electric Transmission Revenues:  Electric transmission revenues increased $98.5 million in 2021, as compared to 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(56.7)
Natural Gas Costs	313.4
Transmission Costs	225.2
Eliminations	(97.4)
Total Purchased Power, Fuel and Transmission	$384.5

The decrease in purchased power expense at the electric distribution business in 2021, as compared to 2020, was driven primarily by lower expense related to the procurement of energy supply resulting from lower average supply-related sales volumes and lower average prices. The lower energy supply expense was partially offset by higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism at CL&P and higher net metering costs at NSTAR Electric.

The increase in costs at the natural gas distribution segment in 2021, as compared to 2020, was due primarily to the incremental impact of EGMA natural gas supply costs of $145.0 million, as well as higher average prices and higher average supply-related sales volumes.

The increase in transmission costs in 2021, as compared to 2020, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$47.9
Shared corporate costs (including computer software depreciation at Eversource Service)	21.6
Vegetation Management	19.1
Funding of CL&P storm reserve as part of June 1, 2021 rate change (offset by lower Amortization expense; no earnings impact)	16.0
CL&P charge to fund customer assistance initiatives associated with the settlement agreement on October 1, 2021	10.0
Storm restoration costs	(24.2)
Operations-related expenses, including vehicles and outside services	3.1
Other non-tracked operations and maintenance	8.5
Total Base Electric Distribution (Non-Tracked Costs)	102.0
Tracked Costs (Electric Distribution and Electric Transmission) - Increase due primarily to higher transmission expenses of $6.5 million and increase of $16.3 million due to higher pension tracking mechanism at NSTAR Electric	30.3
Total Electric Distribution and Electric Transmission	132.3
Natural Gas Distribution:
Base (Non-Tracked) Costs, excluding EGMA	3.5
Tracked Costs, excluding EGMA	7.3
EGMA Operations and Maintenance	123.1
Total Natural Gas Distribution	133.9
Water Distribution:
Absence in 2021 of gain on sale of Hingham water system in July 2020	16.0
Other	(1.1)
Total Water Distribution	14.9
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	106.9
Acquisition and Transition Costs	(9.7)
Eliminations	(118.9)
Total Operations and Maintenance	$259.4

Depreciation expense increased in 2021, as compared to 2020, due to higher utility plant in service balances, the incremental impact of EGMA utility plant balances of $36.8 million and new depreciation rates effective January 1, 2021 resulting from PSNH’s 2020 distribution rate settlement agreement.

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

Amortization increased in 2021, as compared to 2020, due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm costs deferred assets.

Energy Efficiency Programs expense increased in 2021, as compared to 2020, due primarily to the incremental impact of EGMA energy efficiency program costs of $48.0 million. The increase was also due to the deferral adjustment at NSTAR Electric, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2021, as compared to 2020, due primarily to an increase in property taxes as a result of higher utility plant balances, the incremental impact of EGMA property and other taxes of $23.5 million, higher Connecticut gross earnings taxes, and the absence in 2021 of a benefit at NSTAR Gas in 2020 relating to the resolution of disputed property taxes for prior years.

Interest Expense increased in 2021, as compared to 2020, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($29.5 million), an increase in interest expense on regulatory deferrals ($12.2 million), the absence in 2021 of a benefit at NSTAR Gas in 2020 relating to the resolution of disputed property taxes and interest thereon for prior years ($5.7 million), and higher amortization of debt discounts and premiums, net ($0.8 million), partially offset by a decrease in interest on notes payable ($3.4 million), a decrease in RRB interest expense ($1.3 million), and an increase in capitalized AFUDC related to debt funds and other capitalized interest ($1.1 million).

Other Income, Net increased in 2021, as compared to 2020, due primarily to an increase related to pension, SERP and PBOP non-service income components ($40.0 million) and an increase in interest income primarily from regulatory deferrals ($20.8 million), partially offset by lower AFUDC related to equity funds ($4.7 million) and investment losses in 2021 compared to investment income in 2020 driven by market volatility ($1.3 million).

Income Tax Expense decreased in 2021, as compared to 2020, due primarily to the absence of the sale of the Hingham water system ($12.5 million), an increase in amortization of EDIT ($20.4 million), the CL&P settlement agreement ($17.5 million), a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.6 million), and a decrease in valuation allowance ($17.6 million), partially offset by higher pre-tax earnings excluding the CL&P settlement agreement charges and gain on Hingham sale ($27.8 million), higher state taxes ($31.6 million), lower share-based payment excess tax benefits ($2.6 million), and a lower return to provision adjustment ($4.6 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2021 and 2020 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Operating Revenues	$3,637.4	$3,547.5	$89.9	$3,056.4	$2,941.1	$115.3	$1,177.2	$1,079.1	$98.1
Operating Expenses:
Purchased Power and Transmission	1,393.0	1,369.2	23.8	932.5	879.2	53.3	370.3	364.1	6.2
Operations and Maintenance	644.2	572.9	71.3	563.2	534.1	29.1	237.7	219.3	18.4
Depreciation	338.9	320.7	18.2	337.5	319.5	18.0	120.1	100.4	19.7
Amortization of Regulatory Assets, Net	99.0	58.4	40.6	55.8	83.2	(27.4)	86.8	52.8	34.0
Energy Efficiency Programs	129.6	141.5	(11.9)	288.6	264.0	24.6	38.7	37.6	1.1
Taxes Other Than Income Taxes	363.8	344.4	19.4	216.7	206.8	9.9	91.5	81.6	9.9
Total Operating Expenses	2,968.5	2,807.1	161.4	2,394.3	2,286.8	107.5	945.1	855.8	89.3
Operating Income	668.9	740.4	(71.5)	662.1	654.3	7.8	232.1	223.3	8.8
Interest Expense	166.1	153.6	12.5	146.0	130.5	15.5	57.0	58.1	(1.1)
Other Income, Net	30.2	20.8	9.4	74.8	52.0	22.8	14.6	13.8	0.8
Income Before Income Tax Expense	533.0	607.6	(74.6)	590.9	575.8	15.1	189.7	179.0	10.7
Income Tax Expense	131.3	149.7	(18.4)	114.3	130.8	(16.5)	39.4	31.7	7.7
Net Income	$401.7	$457.9	$(56.2)	$476.6	$445.0	$31.6	$150.3	$147.3	$3.0

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2021	2020	Increase	Percentage Increase
CL&P	20,501	20,113	388	1.9%
NSTAR Electric	22,727	22,418	309	1.4%
PSNH	7,782	7,675	107	1.4%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $89.9 million at CL&P, $115.3 million at NSTAR Electric, and $98.1 million at PSNH in 2021, as compared to 2020.

Base Distribution Revenues:
•CL&P's distribution revenues decreased $12.0 million due primarily to the base distribution rate decrease implemented June 1, 2021. The decrease in the base distribution rate on June 1, 2021 was due primarily to the completion of the recovery of certain storm cost amortization and therefore the base rate decrease did not impact earnings. Excluding the reduction to revenue resulting from the completion of certain storm cost amortization, base distribution revenues increased due to the impact of a base distribution rate increase effective May 1, 2020.
•NSTAR Electric's distribution revenues increased $9.3 million due primarily to the impact of its base distribution rate increase effective January 1, 2021.
•PSNH's distribution revenues increased $31.5 million due primarily to the impact of its base distribution rate increases effective January 1, 2021 and August 1, 2021.

Electric distribution revenues at CL&P also decreased $93.4 million in 2021, as compared to 2020, due to a reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA in 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P recorded a $28.4 million reserve in 2021 for a civil penalty for non-compliance with storm performance standards that is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. CL&P recorded these reserves as a current regulatory liability and a reduction to Operating Revenues. As of December 31, 2021, the remaining reserve that has not yet been issued as customer credits and not yet reflected in rates totaled $71.1 million. For further information, see "Regulatory Developments and Rate Matters - Connecticut" included in this Management’s Discussion and Analysis.

Tracked Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for NSTAR Electric, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

Tracked revenues increased/(decreased) in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(30.5)	$(124.8)	$3.2
Retail transmission	47.0	138.5	36.7
Other distribution tracking mechanisms	(6.4)	40.6	13.1
Wholesale Market Sales Revenue	178.7	50.8	19.0

The decrease in energy supply procurement at CL&P was driven primarily by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric was driven by lower average supply-related sales volumes, partially offset by higher average prices. The increase in energy supply procurement at PSNH was driven primarily by higher average supply-related sales volumes, partially offset by lower average prices. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH in 2021, as compared to 2020. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 95 percent for the year ended December 31, 2021, as compared to 2020, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA that CL&P entered into in 2019, as required by regulation. The increase in wholesale market sales revenues at CL&P, NSTAR Electric and PSNH was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $42.6 million at CL&P, $30.1 million at NSTAR Electric and $25.8 million at PSNH in 2021, as compared to 2020, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $27.8 million at CL&P, $29.1 million at NSTAR Electric and $29.5 million at PSNH in 2021, as compared to 2020.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$2.1	$(55.5)	$(3.3)
Transmission Costs	48.2	138.0	39.0
Eliminations	(26.5)	(29.2)	(29.5)
Total Purchased Power and Transmission	$23.8	$53.3	$6.2

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The increase at CL&P was due primarily to higher long-term contractual energy-related costs that are recovered in the NBFMCC mechanism, partially offset by lower expense related to the procurement of energy supply resulting from lower average prices.
•The decrease at NSTAR Electric was due primarily to lower expense related to the procurement of energy supply resulting from lower average supply-related sales volumes, partially offset by higher net metering costs.
•The decrease at PSNH was due primarily to lower stranded costs resulting from higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers. The higher RGGI proceeds resulted from an increase in RGGI auction clearing prices for allowances in 2021 as compared to 2020.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P was due primarily to an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.
•The increase in transmission costs at NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE, an increase resulting from the retail transmission cost deferral, and an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2021, as compared to 2020, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$17.2	$14.3	$7.9
Shared corporate costs (including computer software depreciation at Eversource Service)	6.9	12.7	2.0
Vegetation Management	6.8	(0.8)	13.1
Funding of CL&P storm reserve as part of June 1, 2021 rate change (offset by lower Amortization expense; no earnings impact)	16.0	—	—
CL&P charge to fund customer assistance initiatives associated with the settlement agreement	10.0	—	—
Storm restoration costs	(6.9)	(15.3)	(2.0)
Operations-related expenses, including vehicles and outside services	4.8	(0.7)	(1.0)
Other non-tracked operations and maintenance	6.4	(3.9)	1.0
Total Base Electric Distribution (Non-Tracked Costs)	61.2	6.3	21.0
Tracked Costs:
Transmission expenses	(1.2)	1.9	5.8
Other tracked operations and maintenance	11.3	20.9	(8.4)
Total Tracked Costs	10.1	22.8	(2.6)
Total Operations and Maintenance	$71.3	$29.1	$18.4

Depreciation expense increased in 2021, as compared to 2020, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances. The increase at PSNH was also due to new depreciation rates effective January 1, 2021 resulting from the 2020 distribution rate settlement agreement.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased in 2021, as compared to 2020, due primarily to the following:

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

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased in 2021, as compared to 2020, due primarily to the following:

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

Taxes Other Than Income Taxes increased in 2021, as compared to 2020, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased/decreased in 2021, as compared to 2020, due primarily to the following:

•The increase at CL&P was due primarily to higher interest on long-term debt ($5.4 million), an increase in interest expense on regulatory deferrals ($3.7 million), a decrease in AFUDC related to debt funds ($3.7 million), and higher amortization of debt discounts and premiums, net ($0.9 million).
•The increase at NSTAR Electric was due primarily to an increase in interest expense on regulatory deferrals ($7.6 million), higher interest on long-term debt ($6.0 million), and higher amortization of debt discounts and premiums, net ($0.4 million).
•The decrease at PSNH was due primarily to a decrease in RRB interest expense ($1.3 million), lower amortization of debt discounts and premiums, net ($0.7 million), and lower interest on long-term debt ($0.5 million), partially offset by a decrease in AFUDC related to debt funds ($1.3 million) and an increase in interest expense on regulatory deferrals ($0.4 million).

Other Income, Net increased in 2021, as compared to 2020, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($11.4 million), higher interest income ($3.9 million), and an increase in investment income ($0.2 million), partially offset by a decrease in AFUDC related to equity funds ($6.1 million).
•The increase at NSTAR Electric was due primarily to higher interest income ($12.5 million) and an increase related to pension, SERP and PBOP non-service income components ($10.9 million), partially offset by a decrease in AFUDC related to equity funds ($1.1 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($3.3 million), partially offset by a decrease in AFUDC related to equity funds ($2.6 million).

Income Tax Expense increased/decreased in 2021, as compared to 2020, due primarily to the following:

•The decrease at CL&P was due primarily to the CL&P settlement agreement ($17.5 million), a decrease in valuation allowance ($17.0 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($9.8 million), partially offset by higher pre-tax earnings excluding the settlement agreement charges ($6.2 million), higher state taxes ($18.9 million) and lower share-based payment excess tax benefits ($0.8 million).
•The decrease at NSTAR Electric was due primarily to an increase in amortization of EDIT ($22.8 million), partially offset by higher pre-tax earnings ($3.2 million), higher state taxes ($1.4 million), an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.8 million), and lower share-based payment excess tax benefits ($0.9 million).
•The increase at PSNH was due primarily to a decrease in amortization of EDIT ($4.9 million), higher state taxes ($0.4 million), higher pre-tax earnings ($2.2 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings decreased $56.2 million in 2021, as compared to 2020, due primarily to the settlement agreement on October 1, 2021 resulting in a total $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings for a storm performance penalty imposed by the PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the settlement agreement and storm performance penalty was $86.1 million. Earnings were also unfavorably impacted by higher operations and maintenance expense primarily driven by higher employee-related expenses, higher shared corporate costs, and higher vegetation management costs, higher depreciation expense, higher property tax expense, and higher interest expense. The earnings decrease was partially offset by higher earnings from its capital tracker mechanism due to increased electric system improvements, the base distribution rate increase effective May 1, 2020, an increase in transmission earnings driven by a higher transmission rate base, and an increase in the non-service income components of pension, SERP and PBOP net periodic benefit plan cost.

NSTAR Electric's earnings increased $31.6 million in 2021, as compared to 2020, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the base distribution rate increase effective January 1, 2021, a lower effective tax rate, and the earnings benefit in 2021 associated with the deferral of threshold costs for certain 2020 and 2021 major storms. The earnings increase was partially offset by higher operations and maintenance expense primarily driven by higher employee-related expenses and higher shared corporate costs, higher depreciation expense, and higher interest expense.

PSNH's earnings increased $3.0 million in 2021, as compared to 2020, due primarily to the base distribution rate increases effective January 1, 2021 and August 1, 2021, an increase in transmission earnings driven by a higher transmission rate base, and the impact in 2021 of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement. The earnings increase was partially offset by higher operations and maintenance expense primarily driven by higher vegetation management costs and higher employee-related expenses, higher depreciation expense, and higher property tax expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $612.9 million in 2021, as compared to $397.1 million in 2020.  The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, and the timing of other working capital items. These favorable impacts were partially offset by a $75.7 million increase in pension contributions made in 2021, as compared to 2020, a $38.4 million increase in cost of removal expenditures, and a $27.5 million increase in income tax payments made in 2021, as compared to 2020.

NSTAR Electric had cash flows provided by operating activities of $700.9 million in 2021, as compared to $525.8 million in 2020.  The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, a $36.5 million decrease in income tax payments made in 2021, as compared to 2020, the timing of cash collections on our accounts receivable, and the timing of cash payments made on our accounts payable. These favorable impacts were partially offset by a $29.4 million increase in pension contributions made in 2021, as compared to 2020, and a $19.8 million increase in cost of removal expenditures.

PSNH had cash flows provided by operating activities of $336.1 million in 2021, as compared to $218.7 million in 2020.  The increase in operating cash flows was due primarily to the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, and the absence in 2021 of pension contributions of $19.5 million made in 2020. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, a $16.9 million increase in income tax payments made in 2021, as compared to 2020, and an $8.7 million increase in cost of removal expenditures.

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

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2021, approximately 98 percent of our long-term debt was at a fixed interest rate. The remaining long-term debt is at variable interest rates and is subject to interest rate risk that could result in earnings volatility. Assuming a one percentage point increase in our variable interest rates, annual interest expense would have increased by a pre-tax amount of $3.5 million.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2021, our regulated companies held collateral (letters of credit or cash) of $210.9 million from counterparties related to our standard service contracts. As of December 31, 2021, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions. For further information on cash collateral deposited and posted with counterparties, see Note 1O, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements.

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
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Financial Statements

CL&P
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Financial Statements

NSTAR Electric
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Financial Statements

PSNH
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2021.

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues, depreciation expense and amortization of regulatory assets. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the utility business and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and of a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements. This included an evaluation of disclosures related to Tropical Storm Isaias costs and other associated regulatory proceedings in Connecticut.

• We read relevant regulatory orders issued by the Commissions for the Company, including orders in Connecticut associated with the Tropical Storm Isaias Response Investigation and associated settlement agreement. We also read orders issued by the Commissions for other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities, including amounts related to Tropical Storm Isaias restoration costs and associated regulatory proceedings in Connecticut, to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 16, 2022

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2021	2020

ASSETS
Current Assets:
Cash	$66,773	$106,599
Receivables, Net (net of allowance for uncollectible accounts of $417,406 and $358,851 as of December 31, 2021 and 2020, respectively)	1,226,069	1,195,925
Unbilled Revenues	210,879	233,025
Fuel, Materials, Supplies and REC Inventory	267,547	265,599
Regulatory Assets	1,129,093	1,076,556
Prepayments and Other Current Assets	369,759	252,439
Total Current Assets	3,270,120	3,130,143
Property, Plant and Equipment, Net	33,377,650	30,882,523
Deferred Debits and Other Assets:
Regulatory Assets	4,586,709	5,493,330
Goodwill	4,477,269	4,445,988
Investments in Unconsolidated Affiliates	1,436,293	1,107,143
Marketable Securities	460,347	456,617
Other Long-Term Assets	883,756	583,854
Total Deferred Debits and Other Assets	11,844,374	12,086,932
Total Assets	$48,492,144	$46,099,598

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,505,450	$1,249,325
Long-Term Debt – Current Portion	1,193,097	1,053,186
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,672,230	1,370,647
Regulatory Liabilities	602,432	389,430
Other Current Liabilities	830,620	809,214
Total Current Liabilities	5,847,039	4,915,012
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,597,120	4,095,339
Regulatory Liabilities	3,866,251	3,850,781
Derivative Liabilities	235,387	294,535
Asset Retirement Obligations	500,111	499,713
Accrued Pension, SERP and PBOP	242,463	1,653,788
Other Long-Term Liabilities	971,080	948,506
Total Deferred Credits and Other Liabilities	10,412,412	11,342,662
Long-Term Debt	17,023,577	15,125,876
Rate Reduction Bonds	453,702	496,912
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid In	8,098,514	8,015,663
Retained Earnings	5,005,391	4,613,201
Accumulated Other Comprehensive Loss	(42,275)	(76,411)
Treasury Stock	(250,878)	(277,979)
Common Shareholders' Equity	14,599,844	14,063,566
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$48,492,144	$46,099,598

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2021	2020	2019

Operating Revenues	$9,863,085	$8,904,430	$8,526,470

Operating Expenses:
Purchased Power, Fuel and Transmission	3,372,344	2,987,840	3,040,160
Operations and Maintenance	1,739,685	1,480,252	1,363,113
Depreciation	1,103,008	981,380	885,278
Amortization	231,965	177,679	195,380
Energy Efficiency Programs	592,775	535,760	501,369
Taxes Other Than Income Taxes	829,987	752,785	711,035
Impairment of Northern Pass Transmission	—	—	239,644
Total Operating Expenses	7,869,764	6,915,696	6,935,979
Operating Income	1,993,321	1,988,734	1,590,491
Interest Expense	582,334	538,452	533,197
Other Income, Net	161,282	108,590	132,777
Income Before Income Tax Expense	1,572,269	1,558,872	1,190,071
Income Tax Expense	344,223	346,186	273,499
Net Income	1,228,046	1,212,686	916,572
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$1,220,527	$1,205,167	$909,053

Basic Earnings Per Common Share	$3.55	$3.56	$2.83

Diluted Earnings Per Common Share	$3.54	$3.55	$2.81

Weighted Average Common Shares Outstanding:
Basic	343,972,926	338,836,147	321,416,086
Diluted	344,631,056	339,847,062	322,941,636

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Net Income	$1,228,046	$1,212,686	$916,572
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	972	1,596	1,393
Changes in Unrealized (Losses)/Gains on Marketable Securities	(671)	342	1,166
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	33,835	(13,290)	(7,618)
Other Comprehensive Income/(Loss), Net of Tax	34,136	(11,352)	(5,059)
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$1,254,663	$1,193,815	$903,994

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2019	316,885,808	$1,669,392	$6,241,222	$3,953,974	$(60,000)	$(317,771)	$11,486,817
Net Income				916,572			916,572
Dividends on Common Shares - $2.14 Per Share				(685,979)			(685,979)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,980,000	59,900	808,650				868,550
Long-Term Incentive Plan Activity			3,434				3,434
Issuance of Treasury Shares	1,014,837		50,758			18,716	69,474
Capital Stock Expense			(16,296)				(16,296)
Other Comprehensive Loss					(5,059)		(5,059)
Balance as of December 31, 2019	329,880,645	1,729,292	7,087,768	4,177,048	(65,059)	(299,055)	12,629,994
Net Income				1,212,686			1,212,686
Dividends on Common Shares - $2.27 Per Share				(767,500)			(767,500)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,960,000	59,800	889,860				949,660
Long-Term Incentive Plan Activity			7,890				7,890
Issuance of Treasury Shares	1,113,378		50,812			21,076	71,888
Capital Stock Expense			(20,667)				(20,667)
Adoption of Accounting Standards Update 2016-13				(1,514)			(1,514)
Other Comprehensive Loss					(11,352)		(11,352)
Balance as of December 31, 2020	342,954,023	1,789,092	8,015,663	4,613,201	(76,411)	(277,979)	14,063,566
Net Income				1,228,046			1,228,046
Dividends on Common Shares - $2.41 Per Share				(828,337)			(828,337)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			3,537				3,537
Issuance of Treasury Shares	986,656		49,913			18,451	68,364
Issuance of Treasury Shares for Acquisition of New England Service Company	462,517		29,401			8,650	38,051
Other Comprehensive Income					34,136		34,136
Balance as of December 31, 2021	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Activities:
Net Income	$1,228,046	$1,212,686	$916,572
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,103,008	981,380	885,278
Deferred Income Taxes	347,056	257,154	209,812
Uncollectible Expense	60,886	53,461	63,446
Pension, SERP and PBOP (Income)/Expense, Net	(14,693)	12,888	22,000
Pension and PBOP Contributions	(182,344)	(111,524)	(121,782)
Regulatory Underrecoveries, Net	(314,211)	(516,411)	(124,870)
Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	81,274	—	—
Amortization	231,965	177,679	195,380
Payments Related to CYAPC's DOE Pre-1983 Spent Nuclear Fuel Obligation	—	—	(29,000)
Proceeds from DOE Spent Nuclear Fuel Litigation	—	—	68,840
Impairment of Northern Pass Transmission	—	—	239,644
Cost of Removal Expenditures	(242,130)	(148,332)	(153,477)
Other	(64,640)	(25,957)	(42,610)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(135,505)	(351,843)	(98,716)
Fuel, Materials, Supplies and REC Inventory	(1,859)	(15,404)	(8,074)
Taxes Receivable/Accrued, Net	(110,621)	43,819	(16,129)
Accounts Payable	(29,201)	122,567	14,866
Other Current Assets and Liabilities, Net	5,569	(9,591)	(11,603)
Net Cash Flows Provided by Operating Activities	1,962,600	1,682,572	2,009,577

Investing Activities:
Investments in Property, Plant and Equipment	(3,175,080)	(2,942,996)	(2,911,489)
Proceeds from Sales of Marketable Securities	447,893	434,124	566,592
Purchases of Marketable Securities	(414,980)	(401,823)	(537,258)
Acquisition of Assets of Columbia Gas of Massachusetts, Net of Restricted Cash	—	(1,113,252)	—
Investments in Unconsolidated Affiliates, Net	(327,385)	(239,673)	(416,337)
Proceeds from the Sale of Hingham Water System	—	110,536	—
Other Investing Activities	22,178	23,809	24,204
Net Cash Flows Used in Investing Activities	(3,447,374)	(4,129,275)	(3,274,288)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	928,992	852,254
Cash Dividends on Common Shares	(805,439)	(744,665)	(663,239)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
Increase in Notes Payable	256,125	13,955	325,370
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(52,332)
Issuance of Long-Term Debt	3,230,000	2,760,000	1,520,000
Retirement of Long-Term Debt	(1,142,500)	(327,236)	(801,078)
Other Financing Activities	(46,625)	14,273	(1,006)
Net Cash Flows Provided by Financing Activities	1,440,832	2,594,590	1,172,450
Net (Decrease)/Increase in Cash and Restricted Cash	(43,942)	147,887	(92,261)
Cash and Restricted Cash - Beginning of Year	264,950	117,063	209,324
Cash and Restricted Cash - End of Year	$221,008	$264,950	$117,063

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2021.

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues, depreciation expense and amortization of regulatory assets. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and of a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements. This included an evaluation of disclosures related to Tropical Storm Isaias costs and associated regulatory proceedings.

• We read relevant regulatory orders issued by the Commissions for the Company, including orders associated with the Tropical Storm Isaias Response Investigation and associated settlement agreement. We also read orders issued by the Commissions for other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery, refund, or future reductions in rates for regulatory assets and liabilities, including amounts related to Tropical Storm Isaias restoration costs and associated regulatory proceedings, to assess management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 16, 2022

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2021	2020

ASSETS
Current Assets:
Cash	$55,804	$90,801
Receivables, Net (net of allowance for uncollectible accounts of $181,319 and $157,447 as of December 31, 2021 and 2020, respectively)	447,774	459,214
Accounts Receivable from Affiliated Companies	43,944	17,486
Unbilled Revenues	56,787	57,407
Materials and Supplies	60,264	57,924
Regulatory Assets	371,609	345,622
Prepayments and Other Current Assets	120,257	83,950
Total Current Assets	1,156,439	1,112,404
Property, Plant and Equipment, Net	10,803,543	10,234,556
Deferred Debits and Other Assets:
Regulatory Assets	1,713,161	1,866,152
Other Long-Term Assets	276,513	242,862
Total Deferred Debits and Other Assets	1,989,674	2,109,014
Total Assets	$13,949,656	$13,455,974

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Accounts Payable	$533,454	$451,240
Accounts Payable to Affiliated Companies	132,578	51,118
Obligations to Third Party Suppliers	43,183	49,967
Regulatory Liabilities	266,489	137,166
Derivative Liabilities	73,528	68,767
Other Current Liabilities	98,772	102,060
Total Current Liabilities	1,148,004	860,318
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,562,102	1,408,343
Regulatory Liabilities	1,193,259	1,204,942
Derivative Liabilities	235,387	294,535
Accrued Pension, SERP and PBOP	26,820	478,325
Other Long-Term Liabilities	153,004	133,690
Total Deferred Credits and Other Liabilities	3,170,572	3,519,835
Long-Term Debt	4,215,379	3,914,835
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,010,765	2,810,765
Retained Earnings	2,228,133	2,173,367
Accumulated Other Comprehensive Income	251	302
Common Stockholder's Equity	5,299,501	5,044,786
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$13,949,656	$13,455,974

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Revenues	$3,637,412	$3,547,527	$3,232,551

Operating Expenses:
Purchased Power and Transmission	1,392,969	1,369,196	1,188,202
Operations and Maintenance	644,175	572,897	549,167
Depreciation	338,915	320,709	301,188
Amortization of Regulatory Assets, Net	99,009	58,412	51,621
Energy Efficiency Programs	129,564	141,453	118,235
Taxes Other Than Income Taxes	363,862	344,451	342,489
Total Operating Expenses	2,968,494	2,807,118	2,550,902
Operating Income	668,918	740,409	681,649
Interest Expense	166,107	153,547	151,357
Other Income, Net	30,187	20,774	17,531
Income Before Income Tax Expense	532,998	607,636	547,823
Income Tax Expense	131,273	149,702	136,971
Net Income	$401,725	$457,934	$410,852

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Net Income	$401,725	$457,934	$410,852
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	(26)	(26)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(25)	12	41
Other Comprehensive (Loss)/Income, Net of Tax	(51)	(14)	15
Comprehensive Income	$401,674	$457,920	$410,867

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	6,035,205	$60,352	$2,410,765	$1,727,899	$301	$4,199,317
Net Income				410,852		410,852
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,800)		(341,800)
Capital Contributions from Eversource Parent			125,000			125,000
Other Comprehensive Income					15	15
Balance as of December 31, 2019	6,035,205	60,352	2,535,765	1,791,392	316	4,387,825
Net Income				457,934		457,934
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(69,500)		(69,500)
Capital Contributions from Eversource Parent			275,000			275,000
Adoption of Accounting Standards Update 2016-13				(900)		(900)
Other Comprehensive Loss					(14)	(14)
Balance as of December 31, 2020	6,035,205	60,352	2,810,765	2,173,367	302	5,044,786
Net Income				401,725		401,725
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,400)		(341,400)
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Loss					(51)	(51)
Balance as of December 31, 2021	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Activities:
Net Income	$401,725	$457,934	$410,852
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	338,915	320,709	301,188
Deferred Income Taxes	123,889	144,527	54,005
Uncollectible Expense	13,495	12,882	15,948
Pension, SERP and PBOP Expense, Net	5,295	11,372	12,761
Pension Contributions	(98,913)	(23,200)	(24,000)
Regulatory Underrecoveries, Net	(152,775)	(279,941)	(24,653)
Reserve related to PURA Settlement Agreement and Storm Performance Penalty	81,274	—	—
Amortization of Regulatory Assets, Net	99,009	58,412	51,621
Cost of Removal Expenditures	(95,792)	(57,343)	(60,399)
Other	(10,194)	(57,870)	(19,867)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(75,881)	(126,638)	(52,746)
Materials and Supplies	(2,339)	(7,225)	(6,171)
Taxes Receivable/Accrued, Net	(25,162)	(12,014)	(23,089)
Accounts Payable	24,895	(17,028)	102,344
Other Current Assets and Liabilities, Net	(14,586)	(27,504)	(11,350)
Net Cash Flows Provided by Operating Activities	612,855	397,073	726,444

Investing Activities:
Investments in Property, Plant and Equipment	(790,083)	(833,973)	(917,532)
Other Investing Activities	329	573	714
Net Cash Flows Used in Investing Activities	(789,754)	(833,400)	(916,818)

Financing Activities:
Cash Dividends on Common Stock	(341,400)	(69,500)	(341,800)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	—	(63,800)	63,800
Issuance of Long-Term Debt	425,000	400,000	500,000
Retirement of Long-Term Debt	(120,500)	—	(250,000)
Capital Contributions from Eversource Parent	200,000	275,000	125,000
Other Financing Activities	(5,663)	(4,976)	12,291
Net Cash Flows Provided by Financing Activities	151,878	531,165	103,732
(Decrease)/Increase in Cash and Restricted Cash	(25,021)	94,838	(86,642)
Cash and Restricted Cash - Beginning of Year	99,809	4,971	91,613
Cash and Restricted Cash - End of Year	$74,788	$99,809	$4,971

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2021.

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues, depreciation expense and amortization of regulatory assets. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and of a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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
February 16, 2022

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2021	2020

ASSETS
Current Assets:
Cash	$745	$102
Receivables, Net (net of allowance for uncollectible accounts of $97,005 and $91,583 as of December 31, 2021 and 2020, respectively)	405,674	403,045
Accounts Receivable from Affiliated Companies	67,420	30,095
Unbilled Revenues	37,497	38,342
Materials, Supplies and REC Inventory	116,712	133,894
Taxes Receivable	80,617	65,051
Regulatory Assets	443,956	399,882
Prepayments and Other Current Assets	22,397	21,833
Total Current Assets	1,175,018	1,092,244
Property, Plant and Equipment, Net	10,876,614	10,123,062
Deferred Debits and Other Assets:
Regulatory Assets	1,135,231	1,304,019
Prepaid Pension and PBOP	441,426	204,138
Other Long-Term Assets	171,657	162,836
Total Deferred Debits and Other Assets	1,748,314	1,670,993
Total Assets	$13,799,946	$12,886,299

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$162,500	$195,000
Notes Payable to Eversource Parent	—	21,300
Long-Term Debt – Current Portion	400,000	250,000
Accounts Payable	490,915	383,558
Accounts Payable to Affiliated Companies	129,575	95,703
Obligations to Third Party Suppliers	116,273	98,572
Renewable Portfolio Standards Compliance Obligations	100,200	127,536
Regulatory Liabilities	228,248	164,761
Other Current Liabilities	84,303	72,118
Total Current Liabilities	1,712,014	1,408,548
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,579,508	1,459,906
Regulatory Liabilities	1,559,072	1,550,390
Accrued Pension and SERP	2,046	172,571
Other Long-Term Liabilities	345,888	337,245
Total Deferred Credits and Other Liabilities	3,486,514	3,520,112
Long-Term Debt	3,585,399	3,393,221
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,253,942	1,993,942
Retained Earnings	2,718,576	2,527,167
Accumulated Other Comprehensive Income	501	309
Common Stockholder's Equity	4,973,019	4,521,418
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$13,799,946	$12,886,299

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Revenues	$3,056,350	$2,941,148	$3,044,642

Operating Expenses:
Purchased Power and Transmission	932,530	879,244	1,064,289
Operations and Maintenance	563,172	534,118	468,436
Depreciation	337,451	319,468	296,500
Amortization of Regulatory Assets, Net	55,774	83,248	103,735
Energy Efficiency Programs	288,612	263,986	289,206
Taxes Other Than Income Taxes	216,703	206,764	195,586
Total Operating Expenses	2,394,242	2,286,828	2,417,752
Operating Income	662,108	654,320	626,890
Interest Expense	146,048	130,508	114,198
Other Income, Net	74,844	52,017	44,577
Income Before Income Tax Expense	590,904	575,829	557,269
Income Tax Expense	114,335	130,828	125,313
Net Income	$476,569	$445,001	$431,956

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Net Income	$476,569	$445,001	$431,956
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(100)	(286)	1,084
Qualified Cash Flow Hedging Instruments	298	437	437
Changes in Unrealized (Losses)/Gains on Marketable Securities	(6)	3	12
Other Comprehensive Income, Net of Tax	192	154	1,533
Comprehensive Income	$476,761	$445,155	$433,489

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	200	$—	$1,633,442	$2,098,091	$(1,378)	$3,730,155
Net Income				431,956		431,956
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(181,800)		(181,800)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Income					1,533	1,533
Balance as of December 31, 2019	200	—	1,813,442	2,346,287	155	4,159,884
Net Income				445,001		445,001
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(262,000)		(262,000)
Capital Contributions from Eversource Parent			180,500			180,500
Adoption of Accounting Standards Update 2016-13				(161)		(161)
Other Comprehensive Income					154	154
Balance as of December 31, 2020	200	—	1,993,942	2,527,167	309	4,521,418
Net Income				476,569		476,569
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(283,200)		(283,200)
Capital Contributions from Eversource Parent			260,000			260,000
Other Comprehensive Income					192	192
Balance as of December 31, 2021	200	$—	$2,253,942	$2,718,576	$501	$4,973,019

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Activities:
Net Income	$476,569	$445,001	$431,956
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	337,451	319,468	296,500
Deferred Income Taxes	57,507	72,595	27,107
Pension, SERP and PBOP Income, Net	(26,120)	(18,132)	(12,399)
Pension and PBOP Contributions	(30,000)	(650)	(6,359)
Regulatory Underrecoveries, Net	(79,075)	(186,081)	(60,863)
Amortization of Regulatory Assets, Net	55,774	83,248	103,735
Uncollectible Expense	16,649	15,293	25,079
Cost of Removal Expenditures	(58,967)	(39,166)	(44,363)
Other	(32,447)	(22,888)	(33,857)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(45,774)	(81,571)	(11,087)
Materials, Supplies and REC Inventory	17,182	(9,834)	(9,858)
Taxes Receivable/Accrued, Net	(16,219)	(44,045)	14,147
Accounts Payable	31,650	25,573	(22,659)
Other Current Assets and Liabilities, Net	(3,238)	(32,997)	1,194
Net Cash Flows Provided by Operating Activities	700,942	525,814	698,273

Investing Activities:
Investments in Property, Plant and Equipment	(960,949)	(907,000)	(861,391)
Other Investing Activities	91	159	86
Net Cash Flows Used in Investing Activities	(960,858)	(906,841)	(861,305)

Financing Activities:
Cash Dividends on Common Stock	(283,200)	(262,000)	(181,800)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
(Decrease)/Increase in Notes Payable	(32,500)	184,500	(268,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(21,300)	(9,000)	30,300
Capital Contributions from Eversource Parent	260,000	180,500	180,000
Issuance of Long-Term Debt	600,000	400,000	400,000
Retirement of Long-Term Debt	(250,000)	(95,000)	—
Other Financing Activities	(10,355)	(4,915)	(3,855)
Net Cash Flows Provided by Financing Activities	260,685	392,125	154,685
Net Increase/(Decrease) in Cash and Restricted Cash	769	11,098	(8,347)
Cash and Restricted Cash - Beginning of Year	17,410	6,312	14,659
Cash and Restricted Cash - End of Year	$18,179	$17,410	$6,312

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2021.

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate-regulation impacts multiple financial statement line items and disclosures, such as regulated property, plant, and equipment, regulatory assets and liabilities, operating revenues, depreciation expense and amortization of regulatory assets. While management has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve full recovery of such costs or full recovery of all amounts invested in the Company and a reasonable return on that investment. We identified the impact of rate-regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impact of future regulatory orders on the financial statements. Management judgments include assessing the probability of recovery in future rates of incurred costs and of a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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
February 16, 2022

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2021	2020

ASSETS
Current Assets:
Cash	$15	$141
Receivables, Net (net of allowance for uncollectible accounts of $24,331 and $17,157 as of December 31, 2021 and 2020, respectively)	124,232	119,899
Accounts Receivable from Affiliated Companies	17,156	10,925
Unbilled Revenues	53,937	46,041
Materials, Supplies and REC Inventory	25,930	26,829
Regulatory Assets	107,169	115,852
Special Deposits	31,390	36,767
Prepaid Property Taxes	15,165	26,257
Prepayments and Other Current Assets	6,944	10,788
Total Current Assets	381,938	393,499
Property, Plant and Equipment, Net	3,656,462	3,374,270
Deferred Debits and Other Assets:
Regulatory Assets	679,182	873,203
Other Long-Term Assets	23,202	23,733
Total Deferred Debits and Other Assets	702,384	896,936
Total Assets	$4,740,784	$4,664,705

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$110,600	$46,300
Long-Term Debt – Current Portion	—	282,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	166,452	132,635
Accounts Payable to Affiliated Companies	43,485	43,397
Regulatory Liabilities	120,176	58,756
Other Current Liabilities	63,005	58,487
Total Current Liabilities	546,928	664,785
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	537,978	537,627
Regulatory Liabilities	381,366	383,183
Accrued Pension, SERP and PBOP	30,184	184,715
Other Long-Term Liabilities	34,080	37,874
Total Deferred Credits and Other Liabilities	983,608	1,143,399
Long-Term Debt	1,163,833	817,070
Rate Reduction Bonds	453,702	496,912
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,088,134	928,134
Retained Earnings	504,556	615,018
Accumulated Other Comprehensive Income/(Loss)	23	(613)
Common Stockholder's Equity	1,592,713	1,542,539
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$4,740,784	$4,664,705

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Revenues	$1,177,248	$1,079,095	$1,065,936

Operating Expenses:
Purchased Power and Transmission	370,271	364,067	398,449
Operations and Maintenance	237,659	219,325	210,995
Depreciation	120,065	100,372	93,737
Amortization of Regulatory Assets, Net	86,832	52,804	57,732
Energy Efficiency Programs	38,752	37,583	25,982
Taxes Other Than Income Taxes	91,465	81,611	62,574
Total Operating Expenses	945,044	855,762	849,469
Operating Income	232,204	223,333	216,467
Interest Expense	56,998	58,127	60,666
Other Income, Net	14,565	13,786	19,222
Income Before Income Tax Expense	189,771	178,992	175,023
Income Tax Expense	39,433	31,680	40,975
Net Income	$150,338	$147,312	$134,048

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Net Income	$150,338	$147,312	$134,048
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	673	1,075	1,075
Changes in Unrealized (Losses)/Gains on Marketable Securities	(37)	19	69
Other Comprehensive Income, Net of Tax	636	1,094	1,144
Comprehensive Income	$150,974	$148,406	$135,192

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2019	301	$—	$678,134	$627,258	$(2,851)	$1,302,541
Net Income				134,048		134,048
Dividends on Common Stock				(271,000)		(271,000)
Capital Contributions from Eversource Parent			225,000			225,000
Other Comprehensive Income					1,144	1,144
Balance as of December 31, 2019	301	—	903,134	490,306	(1,707)	1,391,733
Net Income				147,312		147,312
Dividends on Common Stock				(22,300)		(22,300)
Capital Contributions from Eversource Parent			25,000			25,000
Adoption of Accounting Standards Update 2016-13				(300)		(300)
Other Comprehensive Income					1,094	1,094
Balance as of December 31, 2020	301	—	928,134	615,018	(613)	1,542,539
Net Income				150,338		150,338
Dividends on Common Stock				(260,800)		(260,800)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					636	636
Balance as of December 31, 2021	301	$—	$1,088,134	$504,556	$23	$1,592,713

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2021	2020	2019

Operating Activities:
Net Income	$150,338	$147,312	$134,048
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	120,065	100,372	93,737
Deferred Income Taxes	(14,530)	7,337	15,917
Uncollectible Expense	13,113	5,164	6,726
Pension, SERP and PBOP (Income)/Expense, Net	(3,296)	(1,255)	417
Pension Contributions	—	(19,500)	(15,400)
Regulatory Over/(Underrecoveries), Net	32,587	(45,830)	(26,288)
Amortization of Regulatory Assets, Net	86,832	52,804	57,732
Cost of Removal Expenditures	(30,804)	(22,063)	(21,814)
Other	(1,370)	17,221	(6,414)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(32,003)	(33,612)	(210)
Materials, Supplies and REC Inventory	899	(1,872)	1,902
Taxes Receivable/Accrued, Net	3,952	(6,942)	25,374
Accounts Payable	(3,256)	27,270	12,281
Other Current Assets and Liabilities, Net	13,555	(7,738)	(3,573)
Net Cash Flows Provided by Operating Activities	336,082	218,668	274,435

Investing Activities:
Investments in Property, Plant and Equipment	(326,379)	(342,586)	(308,993)
Other Investing Activities	562	982	1,023
Net Cash Flows Used in Investing Activities	(325,817)	(341,604)	(307,970)

Financing Activities:
Cash Dividends on Common Stock	(260,800)	(22,300)	(271,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	64,300	19,300	(30,000)
Issuance of Long-Term Debt	350,000	150,000	300,000
Retirement of Long-Term Debt	(282,000)	—	(150,000)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(52,332)
Capital Contributions from Eversource Parent	160,000	25,000	225,000
Other Financing Activities	(2,984)	(2,987)	(4,168)
Net Cash Flows (Used in)/Provided by Financing Activities	(14,694)	125,803	17,500
Net (Decrease)/Increase in Cash and Restricted Cash	(4,429)	2,867	(16,035)
Cash and Restricted Cash - Beginning of Year	39,555	36,688	52,723
Cash and Restricted Cash - End of Year	$35,126	$39,555	$36,688

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     About Eversource, CL&P, NSTAR Electric and PSNH
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (EGMA) (natural gas utilities) and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.4 million electric, natural gas and water customers through ten regulated utilities in Connecticut, Massachusetts and New Hampshire.

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA), pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in the first quarter of 2021. Eversource's consolidated financial information includes the results of the acquisition of the assets of CMA beginning on October 9, 2020. See Note 24, "Acquisition of Assets of Columbia Gas of Massachusetts," for further information.

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

CL&P, NSTAR Electric and PSNH furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire, respectively.  NSTAR Gas and EGMA are engaged in the distribution and sale of natural gas to customers within Massachusetts and Yankee Gas is engaged in the distribution and sale of natural gas to customers within Connecticut. Aquarion is engaged in the collection, treatment and distribution of water in Connecticut, Massachusetts and New Hampshire. CL&P, NSTAR Electric and PSNH's results include the operations of their respective distribution and transmission businesses. The distribution business also includes the results of NSTAR Electric's solar power facilities.

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

COVID-19 has adversely affected customers, workers and the U.S. economy. We provide a critical service to our customers and have taken extensive measures to maintain its safety and reliability. We continue to address the impacts of the COVID-19 pandemic and how the related developments affect Eversource. We have not experienced significant impacts directly related to the pandemic that have materially affected our current operations, our workforce, or results of operations. The extent of the impact to us in the future will vary, and depend on the duration, scope and severity of the pandemic and the resulting impact on economic, health care and capital market conditions. The future impact will also depend on the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses. See Note 1F, "Summary of Significant Accounting Policies - Allowance for Uncollectible Accounts," for an evaluation of the allowance for doubtful accounts as of December 31, 2021 in light of the COVID-19 pandemic.

As of December 31, 2021, we did not identify indicators or triggering events for impairments to our goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

As of December 31, 2021 and 2020, Eversource's carrying amount of goodwill was $4.48 billion and $4.45 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment assessment for each of its reporting units as of October 1, 2021 and determined that no impairment exists.  See Note 25, "Goodwill," for further information.

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

F.     Allowance for Uncollectible Accounts
Receivables, Net on the balance sheets primarily includes trade receivables from retail customers and customers related to wholesale transmission contracts, wholesale market sales, sales of RECs, and property rentals. Receivables, Net also includes customer receivables for the purchase of electricity from a competitive third party supplier, the current portion of customer energy efficiency loans, property damage receivables and other miscellaneous receivables. There is no material concentration of receivables. Receivables are recorded at amortized cost, net of a credit loss provision (or allowance for uncollectible accounts).

Receivables are presented net of expected credit losses at estimated net realizable value by maintaining an allowance for uncollectible accounts. The current expected credit loss (CECL) model, which was implemented on January 1, 2020 (ASU 2016-13) is applied to receivables for purposes of calculating the allowance for uncollectible accounts. This model is based on expected losses and results in the recognition of estimated expected credit losses, including uncollectible amounts for both billed and unbilled revenues, over the life of the receivable at the time a receivable is recorded.

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

As of December 31, 2021, management evaluated the adequacy of the allowance for uncollectible accounts in light of the evolving COVID-19 pandemic. This evaluation included an analysis of collection and customer payment trends, economic conditions, delinquency statistics, aging-based quantitative assessments, the impact on residential customer bills because of energy usage and change in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, and COVID-19 developments, including any potential federal governmental pandemic relief programs and the expansion of unemployment benefit initiatives, which help to mitigate the potential for increasing customer account delinquencies. Additionally, management considered past economic declines and corresponding uncollectible reserves as part of the current assessment.

This evaluation has shown that our operating companies have experienced an increase in aged receivables and lower cash collections from customers because of the length of the moratorium on disconnections in Connecticut and Massachusetts, and the economic slowdown resulting from the COVID-19 pandemic. In Connecticut, the moratorium on disconnections of commercial and non-hardship residential customers ended in June 2021 and September 2021, respectively, but is still in place for hardship residential customers. In Massachusetts, the moratorium on disconnections of commercial customers and residential customers ended in September 2020 and July 2021, respectively. Disconnection activities have resumed after these moratoria have expired, which has resulted in recent improved collection experience, more customers applying for, and receiving, hardship status, and higher write-offs of aged receivable amounts. On July 7, 2021, the NHPUC issued an order to New Hampshire utilities that concluded that recovery of incremental bad debt or waived late fees related to the COVID-19 pandemic would be addressed in a future rate case to the extent those costs are relevant at that time. As a result of the order, PSNH removed its $0.6 million deferral of net incremental COVID-19 costs in 2021. In New Hampshire, the moratorium on disconnections of non-hardship residential and commercial customers ended in late 2020 and for hardship residential customers ended in May 2021 and PSNH has resumed disconnection activities, which has resulted in improved collection of outstanding customer receivable balances.

Based upon the evaluation performed, for the year ended December 31, 2021, management increased the allowance for uncollectible accounts for amounts incurred as a result of COVID-19 by $24.1 million for Eversource (increase of $20.1 million for CL&P and $6.6 million at our natural gas businesses, and decrease of $1.3 million at NSTAR Electric). The COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs at our Connecticut and Massachusetts utilities or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. As of December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $55.3 million at Eversource ($23.9 million at CL&P, $9.0 million at NSTAR Electric, and $21.4 million at our natural gas businesses). Based on the status of our COVID-19 regulatory dockets, communications with our state regulatory commissions, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental costs associated with COVID-19, which include uncollectible customer receivable expenses, while balancing the impact on our customers’ bills and our operating cash flows.

Management concluded that the reserve balance as of December 31, 2021 adequately reflected the collection risk and net realizable value for Eversource’s receivables. Management will continue to evaluate the adequacy of the uncollectible allowance in future reporting periods based on an ongoing assessment of accounts receivable collections, delinquency statistics, and analysis of aging-based quantitative assessments.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric, NSTAR Gas and EGMA to recover in rates, amounts associated with certain uncollectible hardship accounts receivable. These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets. Hardship customers are protected from shut-off in certain circumstances, and historical collection experience has reflected a higher default risk as compared to the rest of the receivable population. Management uses a higher credit risk profile for this pool of trade receivables as compared to non-hardship receivables. The allowance for uncollectible hardship accounts is included in the total uncollectible allowance balance.

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of January 1, 2020	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Increase due to CMA acquisition	—	24.2	24.2	—	—	—	—	—	—	—
Uncollectible Expense (1)	—	53.5	53.5	—	12.9	12.9	—	15.3	15.3	5.2
Uncollectible Costs Deferred (2)	43.1	53.9	97.0	38.2	10.8	49.0	(1.7)	26.4	24.7	7.4
Write-Offs	(14.7)	(63.3)	(78.0)	(11.9)	(17.8)	(29.7)	(0.9)	(26.3)	(27.2)	(6.9)
Recoveries Collected	1.5	12.1	13.6	1.4	4.3	5.7	—	4.7	4.7	0.7
Balance as of December 31, 2020	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense (1)	—	60.9	60.9	—	13.5	13.5	—	16.6	16.6	13.1
Uncollectible Costs Deferred (2)	51.9	58.7	110.6	32.3	25.5	57.8	4.3	15.8	20.1	3.1
Write-Offs	(22.0)	(107.7)	(129.7)	(18.0)	(36.2)	(54.2)	(0.7)	(36.3)	(37.0)	(10.0)
Recoveries Collected	1.4	15.3	16.7	1.2	5.6	6.8	—	5.7	5.7	0.9
Balance as of December 31, 2021	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3

(1) Uncollectible expense associated with customer and other accounts receivable is included in Operations and Maintenance expense on the statements of income. For the year ended December 31, 2019, uncollectible expense included in Operations and Maintenance Expense was $63.4 million for Eversource, $15.9 million for CL&P, $25.1 million for NSTAR Electric and $6.7 million for PSNH.

(2) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to COVID-19 and uncollectible energy supply costs.

G.    Transfer of Energy Efficiency Loans
CL&P transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $55 million.  The amounts of the loans are included in Accounts Receivable, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $10.5 million and $8.3 million, respectively, as of December 31, 2021, and $12.9 million and $9.5 million, respectively, as of December 31, 2020.

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

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Fuel	$56.2	$—	$—	$—	$38.2	$—	$—	$—
Materials and Supplies	148.9	60.3	55.0	25.2	151.3	57.9	62.1	22.5
RECs	62.4	—	61.7	0.7	76.1	—	71.8	4.3
Total	$267.5	$60.3	$116.7	$25.9	$265.6	$57.9	$133.9	$26.8
I.     Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets, equity method investments, and AROs, and in the valuation of the acquisition of CMA’s assets in 2020. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

K.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Eversource - Natural Gas and Fuel	$718.6	$464.2	$462.1

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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2021	2020	2019
Borrowed Funds	$18.4	$23.7	$25.6
Equity Funds	37.3	42.0	45.0
Total AFUDC	$55.7	$65.7	$70.6
Average AFUDC Rate	4.2%	5.0%	5.4%

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$2.9	$9.0	$0.8	$6.6	$9.1	$2.1	$7.1	$10.4	$2.8
Equity Funds	7.7	20.4	1.6	13.8	21.5	4.2	13.2	19.8	3.4
Total AFUDC	$10.6	$29.4	$2.4	$20.4	$30.6	$6.3	$20.3	$30.2	$6.2
Average AFUDC Rate	5.0%	4.9%	2.5%	5.9%	5.7%	4.7%	6.3%	5.7%	4.6%
M.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Pension, SERP and PBOP Non-Service Income Components (1)	$84.4	$44.4	$31.3
AFUDC Equity	37.3	42.0	45.0
Equity in Earnings of Unconsolidated Affiliates (2)	14.2	14.2	42.2
Investment (Loss)/Income	(0.2)	1.1	0.8
Interest Income	25.6	4.8	12.8
Other	—	2.1	0.7
Total Other Income, Net	$161.3	$108.6	$132.8

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$15.2	$40.2	$10.3	$3.8	$29.3	$7.0	$0.5	$23.5	$4.9
AFUDC Equity	7.7	20.4	1.6	13.8	21.5	4.2	13.2	19.8	3.4
Equity in Earnings of Unconsolidated Affiliates	—	0.4	—	—	0.4	—	0.1	0.7	—
Investment Income/(Loss)	1.3	0.1	0.1	1.1	(0.8)	0.1	2.3	(0.4)	0.3
Interest Income	5.9	13.4	2.4	2.0	0.9	2.4	1.5	0.7	10.5
Other	0.1	0.3	0.2	0.1	0.7	0.1	(0.1)	0.3	0.1
Total Other Income, Net	$30.2	$74.8	$14.6	$20.8	$52.0	$13.8	$17.5	$44.6	$19.2

(1)    See Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for the components of net periodic benefit cost for the Pension, SERP and PBOP Plans. The non-service related components of pension, SERP and PBOP benefit costs, after capitalization or deferral, are presented as non-operating income and recorded in Other Income, Net on the statements of income.

(2)    Equity in earnings includes $2.1 million and $20.4 million of pre-tax unrealized gains for the years ended December 31, 2021 and 2019, respectively, and $2.4 million of primarily realized gains for the year ended December 31, 2020, associated with an equity method investment in a renewable energy fund. Equity in earnings of unconsolidated affiliates includes an other-than-temporary impairment of $2.8 million related to a write-off of an investment within a renewable energy fund for the year ended December 31, 2020. See Note 6, "Investments in Unconsolidated Affiliates," for further information.

N.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Eversource	$181.9	$170.6	$163.1
CL&P	158.1	149.9	141.1

Separate from above were amounts recorded as Taxes Other Than Income Taxes at CL&P related to the remittance to the State of Connecticut of energy efficiency funds collected from customers of $21.4 million in 2019. Energy efficiency funds collected from customers after July 1, 2019 are no longer subject to remittance to the State of Connecticut. These amounts were recorded separately, with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the Eversource and CL&P statements of income.

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

O.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2021	2020	2019
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$568.7	$518.0	$532.4
Income Taxes	121.6	48.9	56.0
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	467.9	367.2	379.4

	As of and For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$161.5	$141.6	$56.5	$149.0	$129.4	$54.5	$144.6	$121.9	$56.9
Income Taxes	38.4	74.2	51.1	10.9	110.7	34.2	80.6	77.9	3.4
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	110.6	120.0	68.7	101.8	103.2	33.3	111.3	116.4	49.9

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

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$66.8	$55.8	$0.7	$—	$106.6	$90.8	$0.1	$0.1
Restricted cash included in:
Special Deposits	78.2	18.7	17.4	31.4	73.6	8.7	17.2	36.8
Marketable Securities	31.3	0.3	0.1	0.5	41.2	0.3	0.1	0.6
Other Long-Term Assets	44.7	—	—	3.2	43.6	—	—	2.1
Cash and Restricted Cash as reported on the Statements of Cash Flows	$221.0	$74.8	$18.2	$35.1	$265.0	$99.8	$17.4	$39.6

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, a customer assistance fund at CL&P established under the terms of the PURA-approved October 2021 settlement agreement, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations. Restricted cash included in Other Long-Term Assets includes $41.5 million related to an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley, and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement.

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

As of both December 31, 2021 and 2020, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2021 and 2020 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource did not make any contributions to the Eversource Energy Foundation in 2021 and 2019, and made contributions of $6.4 million in 2020.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,481.0	$272.4	$395.5	$118.9	$2,794.2	$632.3	$690.0	$267.6
Income Taxes, Net	790.7	470.5	112.6	17.5	747.1	458.9	110.4	15.2
Securitized Stranded Costs	478.9	—	—	478.9	522.1	—	—	522.1
Storm Costs, Net	1,102.7	695.6	341.3	65.8	765.6	515.1	186.4	64.1
Regulatory Tracker Mechanisms	1,050.5	333.6	376.6	85.4	850.5	246.6	332.2	95.3
Derivative Liabilities	249.2	249.2	—	—	296.3	293.1	—	—
Goodwill-related	297.8	—	255.7	—	314.7	—	270.2	—
Asset Retirement Obligations	115.0	33.6	59.8	4.1	118.4	32.1	58.6	3.9
Other Regulatory Assets	150.0	29.9	37.7	15.8	161.0	33.7	56.1	20.9
Total Regulatory Assets	5,715.8	2,084.8	1,579.2	786.4	6,569.9	2,211.8	1,703.9	989.1
Less: Current Portion	1,129.1	371.6	444.0	107.2	1,076.6	345.6	399.9	115.9
Total Long-Term Regulatory Assets	$4,586.7	$1,713.2	$1,135.2	$679.2	$5,493.3	$1,866.2	$1,304.0	$873.2

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

Storm Costs, Net: The storm cost deferrals relate to costs incurred for storm events at CL&P, NSTAR Electric and PSNH that each company expects to recover from customers.  A storm must meet certain criteria to qualify for deferral and recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs. Management believes all storm costs deferred were prudently incurred and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes. Each electric utility company either recovers a carrying charge on its deferred storm cost regulatory asset balance or the regulatory asset balance is included in rate base.

In 2021 and 2020, multiple tropical and severe storms caused extensive damage to CL&P’s electric distribution systems and customer outages, along with significant pre-staging costs. These storms resulted in deferred pre-staging and storm restoration costs at CL&P of $232 million for 2021 storms and $344 million for 2020 storms, including the catastrophic impact of Tropical Storm Isaias in August 2020, among others. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. As part of CL&P’s October 1, 2021 settlement agreement described below, it agreed to freeze its current base distribution rates (including storm costs) until no earlier than January 1, 2024.

Of Eversource’s total deferred storm costs, $1.01 billion either has yet to be filed with the applicable regulatory commission or is pending regulatory approval (including $643 million at CL&P, $308 million at NSTAR Electric and $61 million at PSNH) as of December 31, 2021.

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudency of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $234 million at CL&P and $251 million at Eversource as of December 31, 2021. Although PURA found that CL&P’s performance in its preparation for and response to Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by the PURA in a future proceeding, any such amount cannot be estimated at this time. Eversource and CL&P continue to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by the PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

NSTAR Electric Storm Threshold Filing: On December 22, 2021, the DPU approved NSTAR Electric to defer for future recovery the storm cost threshold amounts associated with six qualifying major storm events that occurred during 2020, totaling $7.2 million. The DPU approved the deferral of threshold costs that exceeded four storms (those recovered in base rates plus one additional storm) until the next rate case proceeding, at which time the DPU will determine the appropriate level of recovery of storm threshold amounts. In its January 14, 2022 distribution rate case filing, NSTAR Electric is also seeking recovery of the deferral of threshold costs for an additional seven storms in 2021. The pre-tax benefit to earnings for the deferral as a regulatory asset of threshold costs for both the 2020 and 2021 major storms was $15.6 million and was recorded in the fourth quarter of 2021.

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

The electric and natural gas distribution companies recover, on a fully reconciling basis, the costs associated with the procurement of energy supply, electric transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, restructuring and stranded costs as a result of deregulation (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs.

CL&P, NSTAR Electric, Yankee Gas, NSTAR Gas, EGMA and the Aquarion Water Company of Connecticut each have a regulatory commission approved revenue decoupling mechanism. Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues.  Each company reconciles its annual base distribution rate recovery amount to the pre-established levels of baseline distribution delivery service revenues. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

CL&P Rate Adjustment Mechanisms (RAM) Filing: On July 31, 2020, PURA temporarily suspended its June 26, 2020 approval of certain delivery rate components effective July 1, 2020, and ordered CL&P to restore rates to those in effect as of June 30, 2020 in order to allow PURA time to reexamine the rates. Rates were adjusted effective August 1, 2020. On September 15, 2021, PURA issued its final decision in the 2020 RAM reconciliation filing, which required no adjustment to the GSC, BFMCC, NBFMCC, SBC, CTA, ESI and base distribution rates, but resulted in changes to the TAC and RDM rates effective October 1, 2021. As part of this decision, PURA also approved the recovery of cumulative under-recoveries associated with the NBMFCC, TAC, and RDM of $193 million effective October 1, 2021. The NBFMCC and TAC under-recoveries will be recovered over a 31-month period and the RDM under-recovery will be recovered over a 15-month period.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2021, there were 18 years of amortization remaining.

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

Other Regulatory Assets:  Other Regulatory Assets primarily include environmental remediation costs, losses associated with the reacquisition or redemption of long-term debt, certain uncollectible accounts receivable for hardship customers, certain merger-related costs allowed for recovery, contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, water tank painting costs, and various other items.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $252.5 million (including $114.9 million for CL&P, $85.0 million for NSTAR Electric and $3.4 million for PSNH) and $196.9 million (including $84.1 million for CL&P, $69.8 million for NSTAR Electric and $4.3 million for PSNH) of additional regulatory costs as of December 31, 2021 and 2020, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of December 31, 2021 and 2020, these regulatory costs included net incremental COVID-19 related costs deferred of $39.8 million and $24.0 million at Eversource, respectively, of which, $33.0 million and $15.8 million related to non-tracked uncollectible expense and the remainder related to facilities and fleet cleaning, sanitizing costs and supplies for personal protective equipment. Net incremental COVID-19 related costs deferred at CL&P and NSTAR Electric totaled $19.0 million and $11.2 million, respectively, as of December 31, 2021 and $4.7 million and $11.9 million, respectively, as of December 31, 2020, and primarily related to deferred non-tracked uncollectible expense.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return is not recorded on the balance sheets. There was no equity return for CL&P as of December 31, 2021 and $0.2 million as of December 31, 2020. The equity return for PSNH was $5.0 million and $5.1 million as of December 31, 2021 and 2020, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,685.2	$996.1	$984.5	$359.2	$2,778.6	$1,010.7	$1,044.0	$371.5
Cost of Removal	649.6	100.1	381.0	17.2	624.8	98.4	363.6	12.9
Benefit Costs	133.5	—	107.4	—	83.6	—	72.5	—
Regulatory Tracker Mechanisms	448.4	182.0	185.1	107.0	366.5	148.9	139.7	47.8
AFUDC - Transmission	81.0	43.2	37.8	—	76.8	44.6	32.2	—
CL&P Settlement Agreement and Storm Performance Penalty	81.3	81.3	—	—	—	—	—	—
Other Regulatory Liabilities	389.7	57.1	91.5	18.2	309.9	39.5	63.2	9.8
Total Regulatory Liabilities	4,468.7	1,459.8	1,787.3	501.6	4,240.2	1,342.1	1,715.2	442.0
Less: Current Portion	602.4	266.5	228.2	120.2	389.4	137.2	164.8	58.8
Total Long-Term Regulatory Liabilities	$3,866.3	$1,193.3	$1,559.1	$381.4	$3,850.8	$1,204.9	$1,550.4	$383.2

EDIT due to Tax Cuts and Jobs Act of 2017: Pursuant to the Tax Cuts and Jobs Act of 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit our customers in future periods and were recognized as regulatory liabilities on the balance sheet. EDIT liabilities related to property, plant, and equipment are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. Eversource's regulated companies (except for the Connecticut water business) are in the process of refunding the EDIT liabilities to customers based on orders issued by applicable state and federal regulatory commissions.

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

CL&P Settlement Agreement and Storm Performance Penalty:  On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. The $28.4 million performance penalty assessed by the PURA was recorded within current regulatory liabilities on CL&P’s balance sheet and is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period.

On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement. Customer credits of $65 million were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, with the objective of disbursing the funds prior to April 30, 2022.

The balance reflected in the table above represents the remaining reserve that has not yet been issued as customer credits or paid out of the fund as of December 31, 2021. See Note 13G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.

Other Regulatory Liabilities:  Other Regulatory Liabilities primarily include the deferred portion of the non-service components of net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans, EGMA’s acquired regulatory liability as a result of the 2020 DPU-approved rate settlement agreement and the CMA asset acquisition on October 9, 2020, and various other items.

FERC ROE Complaints:  As of December 31, 2021, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracker Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2021 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2021	2020
Distribution - Electric	$17,679.1	$16,703.2
Distribution - Natural Gas	6,694.8	6,111.2
Transmission - Electric	12,882.4	11,954.0
Distribution - Water	1,900.9	1,743.1
Solar	200.9	201.5
Utility	39,358.1	36,713.0
Other (1)	1,469.5	1,269.0
Property, Plant and Equipment, Gross	40,827.6	37,982.0
Less: Accumulated Depreciation
Utility	(8,885.2)	(8,476.3)
Other	(580.1)	(477.6)
Total Accumulated Depreciation	(9,465.3)	(8,953.9)
Property, Plant and Equipment, Net	31,362.3	29,028.1
Construction Work in Progress	2,015.4	1,854.4
Total Property, Plant and Equipment, Net	$33,377.7	$30,882.5

	As of December 31,
	2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,117.6	$8,105.5	$2,496.2	$6,820.7	$7,544.4	$2,378.4
Transmission - Electric	5,859.0	5,090.5	1,934.6	5,512.0	4,701.3	1,742.4
Solar	—	200.9	—	—	201.5	—
Property, Plant and Equipment, Gross	12,976.6	13,396.9	4,430.8	12,332.7	12,447.2	4,120.8
Less: Accumulated Depreciation	(2,572.1)	(3,227.3)	(908.4)	(2,475.4)	(3,074.1)	(848.9)
Property, Plant and Equipment, Net	10,404.5	10,169.6	3,522.4	9,857.3	9,373.1	3,271.9
Construction Work in Progress	399.0	707.0	134.1	377.3	750.0	102.4
Total Property, Plant and Equipment, Net	$10,803.5	$10,876.6	$3,656.5	$10,234.6	$10,123.1	$3,374.3

(1)These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

On October 9, 2020, Eversource completed the CMA asset acquisition. EGMA’s net plant assets of $1.2 billion are reflected in the natural gas distribution asset category.

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2021	2020	2019
Eversource	3.1%	3.0%	3.0%
CL&P	2.8%	2.8%	2.8%
NSTAR Electric	2.8%	2.8%	2.8%
PSNH	3.1%	2.8%	2.8%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2021
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	33.4	35.3	33.1	29.7
Distribution - Natural Gas	39.5	—	—	—
Transmission - Electric	40.2	36.5	45.1	40.8
Distribution - Water	38.5	—	—	—
Solar	24.2	—	24.2	—
Other (1)	11.2	—	—	—

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2021			2020
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$14.7	$(1.0)	$13.7	$13.7	$(0.4)	$13.3
Long-Term Derivative Assets:
CL&P	Level 3	46.9	(0.9)	46.0	58.7	(1.8)	56.9
Current Derivative Liabilities:
CL&P	Level 3	(73.5)	—	(73.5)	(68.8)	—	(68.8)
Other	Level 2	—	—	—	(3.3)	0.1	(3.2)
Long-Term Derivative Liabilities:
CL&P	Level 3	(235.4)	—	(235.4)	(294.5)	—	(294.5)

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2021, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both December 31, 2021 and 2020 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

As of December 31, 2020, Eversource had New York Mercantile Exchange (NYMEX) financial contracts for natural gas futures in order to reduce variability associated with the price of 8.9 million MMBtu of natural gas. These contracts were classified as Level 2 in the fair value hierarchy. NSTAR Gas terminated its financial contracts swap program in April 2021.

For the years ended December 31, 2021, 2020 and 2019, there were losses of $7.1 million, $21.2 million and $20.7 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements.  The future capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full term of the contract.

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

The following is a summary of Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2021						2020
CL&P	Range			Weighted Average (1)		Period Covered	Range			Weighted Average (1)		Period Covered
Capacity Prices	$2.61			$2.61	per kW-Month	2025 - 2026	$4.30	—	$5.30	$4.63	per kW-Month	2024 - 2026
Forward Reserve	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024	$0.54	—	$0.90	$0.72	per kW-Month	2021 - 2024

(1) Unobservable inputs were weighted by the relative future capacity and forward reserve prices and contractual MWs over the periods covered.

Exit price premiums of 5.0 percent through 9.3 percent, or a weighted average of 8.2 percent, are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2021	2020
Derivatives, Net:
Fair Value as of Beginning of Period	$(293.1)	$(329.2)
Net Realized/Unrealized Losses Included in Regulatory Assets	(8.5)	(17.9)
Settlements	52.4	54.0
Fair Value as of End of Period	$(249.2)	$(293.1)

5.     MARKETABLE SECURITIES

Eversource holds marketable securities that are primarily used to fund certain non-qualified executive benefits.  The trusts that hold marketable securities are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Equity and available-for-sale debt marketable securities are recorded at fair value, with the current portion recorded in Prepayments and Other Current Assets and the long-term portion recorded in Marketable Securities on the balance sheets.

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2021 and 2020 was $40.2 million and $40.9 million, respectively.  For the years ended December 31, 2021 and 2020, there were unrealized gains of $4.4 million and $3.7 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $214.0 million and $205.1 million as of December 31, 2021 and 2020, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities:

	As of December 31,
	2021				2020
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$214.5	$5.1	$(0.2)	$219.4	$213.1	$11.2	$(0.1)	$224.2

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $189.9 million and $192.5 million as of December 31, 2021 and 2020, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the years ended December 31, 2021 and 2020, and no allowance for credit losses as of December 31, 2021.  Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of December 31, 2021, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$32.2	$32.2
One to five years	60.5	61.4
Six to ten years	35.7	36.8
Greater than ten years	86.1	89.0
Total Debt Securities	$214.5	$219.4

(1)     Amounts in the Less than one year category include securities in the CYAPC and YAEC spent nuclear fuel trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Realized Gains and Losses:  Realized gains and losses are recorded in Other Income, Net for Eversource's benefit trust and are offset in long-term liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource non-qualified benefit trust, and the average cost basis method for the CYAPC and YAEC spent nuclear fuel trusts to compute the realized gains and losses on the sale of marketable securities.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2021	2020
Level 1:
Mutual Funds and Equities	$254.2	$246.0
Money Market Funds	31.3	41.2
Total Level 1	$285.5	$287.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$81.3	$72.9
Corporate Debt Securities	65.3	63.8
Asset-Backed Debt Securities	12.6	11.9
Municipal Bonds	12.3	24.0
Other Fixed Income Securities	16.6	10.4
Total Level 2	$188.1	$183.0
Total Marketable Securities	$473.6	$470.2

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest	2021	2020
Offshore Wind Business - North East Offshore	50%	$1,213.6	$887.1
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	121.9	125.2
Renewable Energy Investment Fund	90%	76.5	71.6
Other	various	24.3	23.2
Total Investments in Unconsolidated Affiliates		$1,436.3	$1,107.1

For the years ended December 31, 2021, 2020 and 2019, Eversource had equity in earnings of unconsolidated affiliates of $14.2 million, $14.2 million, and $42.2 million, respectively. Eversource received dividends from its equity method investees of $21.6 million, $21.8 million, and $48.9 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences, and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. The carrying amount of Eversource’s offshore wind investments exceeded its share of underlying equity in net assets by $300.4 million and $264.1 million, respectively, as of December 31, 2021 and 2020. As of December 31, 2021, these basis differences are primarily comprised of $168.9 million of equity method goodwill that is not being amortized, intangible assets for PPAs, and capitalized interest.

Offshore Wind Business: Eversource's offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as offshore leases issued by BOEM. Eversource's offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

NSTAR Electric: As of December 31, 2021 and 2020, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $9.0 million and $8.6 million, respectively.

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

The fair value of an ARO is recorded as a long-term liability with a corresponding amount included in Property, Plant and Equipment, Net on the balance sheets.  The ARO assets are depreciated, and the ARO liabilities are accreted over the estimated life of the obligation and the corresponding credits are recorded as accumulated depreciation and ARO liabilities, respectively.  As the electric and natural gas companies are rate-regulated on a cost-of-service basis, these companies apply regulatory accounting guidance and both the depreciation and accretion costs associated with these companies' AROs are recorded as increases to Regulatory Assets on the balance sheets.

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$499.7	$33.4	$91.8	$4.4	$489.5	$32.0	$97.5	$4.2
Liability Assumed Upon CMA Asset Acquisition	—	—	—	—	20.1	—	—	—
Liabilities Incurred During the Year	—	—	—	—	2.1	—	2.1	—
Liabilities Settled During the Year	(23.9)	(0.6)	—	—	(21.8)	(0.7)	(1.0)	—
Accretion	29.4	2.2	4.0	0.3	28.9	2.1	4.3	0.2
Revisions in Estimated Cash Flows	(5.1)	—	1.7	—	(19.1)	—	(11.1)	—
Balance as of End of Year	$500.1	$35.0	$97.5	$4.7	$499.7	$33.4	$91.8	$4.4

Eversource's amounts include CYAPC and YAEC's AROs of $325.9 million and $330.3 million as of December 31, 2021 and 2020, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.
8.     SHORT-TERM DEBT

Short-Term Debt - Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P and NSTAR Electric is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On December 3, 2021, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2023.  On December 3, 2021, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 31, 2023.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2021, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $408 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2021, CL&P had $963.6 million of unsecured debt capacity available under this authorization.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Eversource Parent Commercial Paper Program	$1,343.0	$1,054.3	$657.0	$945.7	0.31%	0.25%
NSTAR Electric Commercial Paper Program	162.5	195.0	487.5	455.0	0.14%	0.16%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2021 or 2020.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2021.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2021 and 2020, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. As of December 31, 2020, there were intercompany loans from Eversource parent to PSNH of $46.3 million, and to a subsidiary of NSTAR Electric of $21.3 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2021	2020
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.750% 2007 Series B due 2037	150.0	150.0
6.375% 2007 Series D due 2037	100.0	100.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	475.0	475.0
4.150% 2015 Series A due 2045	350.0	350.0
3.200% 2017 Series A due 2027	500.0	500.0
4.000% 2018 Series A due 2048	800.0	800.0
0.750% 2020 Series A due 2025	400.0	400.0
2.050% 2021 Series A due 2031	425.0	—
Total First Mortgage Bonds	4,219.8	3,794.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	—	120.5
Unamortized Premiums and Discounts, Net	23.1	25.9
Unamortized Debt Issuance Costs	(27.5)	(26.4)
CL&P Long-Term Debt	$4,215.4	$3,914.8

NSTAR Electric (Millions of Dollars)	As of December 31,
	2021	2020
Debentures:
5.750% due 2036	$200.0	$200.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	250.0
3.200% due 2027	700.0	700.0
3.250% due 2029	400.0	400.0
3.950% due 2030	400.0	400.0
3.100% due 2051	300.0	—
1.950% due 2031	300.0	—
Total Debentures	3,800.0	3,200.0
Notes:
5.900% Senior Notes Series B due 2034	50.0	50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
3.500% Senior Notes Series F due 2021	—	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	50.0
Total Notes	220.0	470.0
Less Amounts due Within One Year	(400.0)	(250.0)
Unamortized Premiums and Discounts, Net	(11.2)	(6.8)
Unamortized Debt Issuance Costs	(23.4)	(20.0)
NSTAR Electric Long-Term Debt	$3,585.4	$3,393.2

PSNH (Millions of Dollars)	As of December 31,
	2021	2020
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
4.050% Series Q due 2021	—	122.0
3.200% Series R due 2021	—	160.0
3.500% Series S due 2023	325.0	325.0
3.600% Series T due 2049	300.0	300.0
2.400% Series U due 2050	150.0	150.0
2.200% Series V due 2031	350.0	—
Total First Mortgage Bonds	1,175.0	1,107.0
Less Amounts due Within One Year	—	(282.0)
Unamortized Premiums and Discounts, Net	(2.6)	(1.5)
Unamortized Debt Issuance Costs	(8.6)	(6.4)
PSNH Long-Term Debt	$1,163.8	$817.1

OTHER (Millions of Dollars)	As of December 31,
	2021	2020
Yankee Gas - First Mortgage Bonds: 1.380% - 8.480% due 2022 - 2051	$765.0	$640.0
NSTAR Gas - First Mortgage Bonds: 2.250% - 7.110% due 2025 - 2051	580.0	500.0
EGMA - First Mortgage Bonds: 2.110% - 2.920% due 2031 - 2051	550.0	—
Aquarion - Senior Notes 4.000% due 2024	360.0	360.0
Aquarion - Unsecured Notes 0% - 6.430% due 2023 - 2051	394.9	335.2
Aquarion - Secured Debt 1.296% - 9.290% due 2022 - 2044	39.6	35.9
Eversource Parent - Senior Notes 0.300% - 4.250% due 2022 - 2050	6,100.0	5,550.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	11.7	11.7
Fair Value Adjustment (1)	43.8	74.7
Less Fair Value Adjustment - Current Portion (1)	(17.7)	(31.0)
Less Amounts due in One Year	(775.4)	(490.2)
Unamortized Premiums and Discounts, Net	43.4	46.5
Unamortized Debt Issuance Costs	(36.3)	(32.0)
Total Other Long-Term Debt	$8,059.0	$7,000.8

Total Eversource Long-Term Debt	$17,023.6	$15,125.9

(1)     The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion.

Availability under Long-Term Debt Issuance Authorizations: On March 31, 2021, the DPU approved NSTAR Electric's request for authorization to issue up to $1.60 billion in long-term debt through December 31, 2023. On September 10, 2021, the DPU approved EGMA’s request for authorization to issue up to $725.0 million in long-term debt through December 31, 2023. The remaining Eversource operating companies, including CL&P and PSNH, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

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

(1) On August 13, 2021, Eversource Parent issued $350 million of floating rate Series T Senior Notes with a maturity date of August 15, 2023. The notes have a coupon rate based on Compounded SOFR plus 0.25%. The notes had an interest rate of 0.30% as of December 31, 2021.

(2)    The use of proceeds from these various issuances refinanced existing indebtedness, funded capital expenditures and were for general corporate purposes. The EGMA indebtedness that was refinanced included $309.4 million of long-term debt.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas, NSTAR Gas, EGMA and a portion of Aquarion is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent, NSTAR Electric and a portion of Aquarion debt is unsecured. Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including equity requirements for NSTAR Electric, NSTAR Gas and Aquarion.  Under the equity requirements, NSTAR Electric's and Aquarion's senior notes must maintain a certain consolidated indebtedness to capitalization ratio as of the end of any fiscal quarter and NSTAR Gas' outstanding long-term debt must not exceed equity.

Certain secured and unsecured long-term debt securities are callable at redemption price or are subject to make-whole provisions.

No long-term debt defaults have occurred as of December 31, 2021.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel). CYAPC has partially paid this obligation and recorded an accrual for its remaining liability to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. As of both December 31, 2021 and 2020, as a result of consolidating CYAPC, Eversource has consolidated $11.7 million, in pre-1983 spent nuclear fuel obligations to the DOE. The obligation includes accumulated interest costs of $8.7 million as of both December 31, 2021 and 2020.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2022 through 2026 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2021:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2022	$1,175.4	$—	$400.0	$—
2023	2,008.4	400.0	80.0	325.0
2024	1,050.1	139.8	—	—
2025	1,400.2	400.0	250.0	—
2026	940.2	—	300.0	—
Thereafter	11,630.0	3,280.0	2,990.0	850.0
Total	$18,204.3	$4,219.8	$4,020.0	$1,175.0

10.    RATE REDUCTION BONDS AND VARIABLE INTEREST ENTITIES

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

(Millions of Dollars)	As of December 31,
PSNH Balance Sheets:	2021	2020
Restricted Cash - Current Portion (included in Current Assets)	$31.1	$36.8
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	2.1
Securitized Stranded Cost (included in Regulatory Assets)	478.9	522.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.4	9.1
Accrued Interest (included in Other Current Liabilities)	7.5	8.0
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	453.7	496.9

(Millions of Dollars) PSNH Income Statements:	For the Years Ended December 31,
	2021	2020	2019
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$43.2	$43.2	$43.0
Interest Expense on RRB Principal (included in Interest Expense)	18.4	19.7	21.1

Estimated principal and interest payments on RRBs as of December 31, 2021, is summarized annually through 2026 and thereafter as follows:

(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Eversource	$43.2	$43.2	$43.2	$43.2	$43.2	$280.9	$496.9

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

	Pension and SERP
	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(7,045.3)	$(1,477.3)	$(1,517.9)	$(748.7)	$(6,321.7)	$(1,331.3)	$(1,397.3)	$(692.6)
Service Cost	(85.8)	(23.0)	(15.8)	(8.9)	(76.2)	(21.8)	(15.4)	(8.2)
Interest Cost	(130.0)	(27.3)	(26.8)	(14.5)	(177.8)	(37.3)	(38.6)	(19.4)
Actuarial Gain/(Loss)	177.1	127.8	20.8	14.7	(658.2)	(152.3)	(139.5)	(62.1)
Benefits Paid - Pension	309.5	64.6	68.7	34.7	279.3	63.6	59.4	33.5
Benefits Paid - Lump Sum	34.7	—	15.6	—	23.4	—	13.1	—
Benefits Paid - SERP	10.1	0.3	0.2	0.4	7.3	0.3	0.2	0.4
Employee Transfers	—	4.0	6.8	1.3	—	1.5	0.2	(0.3)
Increase due to acquisition of CMA	—	—	—	—	(121.4)	—	—	—
Benefit Obligation as of End of Year	$(6,729.7)	$(1,330.9)	$(1,448.4)	$(721.0)	$(7,045.3)	$(1,477.3)	$(1,517.9)	$(748.7)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$5,409.2	$1,043.1	$1,345.1	$593.7	$4,968.6	$986.2	$1,288.8	$551.6
Employer Contributions	180.0	98.9	30.0	—	109.6	23.2	0.7	19.5
Actual Return on Pension Plan Assets	1,250.5	250.4	312.0	136.9	512.3	98.8	128.3	55.8
Benefits Paid - Pension	(309.5)	(64.6)	(68.7)	(34.7)	(279.3)	(63.6)	(59.4)	(33.5)
Benefits Paid - Lump Sum	(34.7)	—	(15.6)	—	(23.4)	—	(13.1)	—
Employee Transfers	—	(4.0)	(6.8)	(1.3)	—	(1.5)	(0.2)	0.3
Increase due to acquisition of CMA	—	—	—	—	121.4	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$6,495.5	$1,323.8	$1,596.0	$694.6	$5,409.2	$1,043.1	$1,345.1	$593.7
Funded Status as of December 31st	$(234.2)	$(7.1)	$147.6	$(26.4)	$(1,636.1)	$(434.2)	$(172.8)	$(155.0)

For the year ended December 31, 2021, the decrease in Eversource's pension liability was primarily attributable to an increase in the return on pension assets. While all pension asset classes performed well, the driver of the increase came from higher valuations of Eversource’s private equity investments.

Actuarial Gains and Losses: For the year ended December 31, 2021, the decrease in the benefit obligation due to actuarial gains was primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's pension liability of $286.8 million. The decrease in the benefit obligation was partially offset by changes in the mortality assumption. For the year ended December 31, 2020, the increase in the benefit obligation due to actuarial losses was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource's pension liability of $603.0 million, which was partially offset by changes in the mortality assumption.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $9.7 million and $6.8 million as of December 31, 2021 and 2020, respectively, which is included in Other Current Liabilities on the balance sheets.

As of December 31, 2021 and 2020, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2021	$6,337.3	$1,241.1	$1,376.1	$670.3
2020	6,669.4	1,356.4	1,449.4	707.2

	PBOP
	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(993.9)	$(178.6)	$(260.5)	$(109.5)	$(899.0)	$(172.7)	$(258.3)	$(93.0)
Service Cost	(13.5)	(2.3)	(2.4)	(1.2)	(10.2)	(1.7)	(2.1)	(0.9)
Interest Cost	(17.4)	(3.2)	(4.4)	(1.8)	(24.6)	(4.4)	(6.6)	(2.8)
Actuarial Gain/(Loss)	81.4	5.8	11.5	14.6	(82.8)	(8.6)	(7.4)	(19.0)
Benefits Paid	51.7	10.9	16.3	5.6	50.2	10.1	14.9	6.1
Employee Transfers	—	1.9	1.1	—	—	(1.3)	(1.0)	0.1
Impact of Acquisition of CMA	7.4	—	—	—	(27.5)	—	—	—
Benefit Obligation as of End of Year	$(884.3)	$(165.5)	$(238.4)	$(92.3)	$(993.9)	$(178.6)	$(260.5)	$(109.5)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$1,004.1	$134.1	$464.6	$79.4	$935.9	$126.3	$424.4	$76.0
Actual Return on Plan Assets	183.2	24.1	84.2	14.2	116.5	15.7	53.3	9.3
Employer Contributions	2.3	—	—	—	1.9	—	—	—
Benefits Paid	(51.3)	(10.9)	(16.3)	(5.6)	(50.2)	(10.1)	(14.9)	(6.1)
Employee Transfers	—	(1.6)	(2.5)	—	—	2.2	1.8	0.2
Fair Value of Plan Assets as of End of Year	$1,138.3	$145.7	$530.0	$88.0	$1,004.1	$134.1	$464.6	$79.4
Funded Status as of December 31st	$254.0	$(19.8)	$291.6	$(4.3)	$10.2	$(44.5)	$204.1	$(30.1)

The Eversource PBOP funded status includes prepaid assets of $272 million and $34.7 million recorded in Other Long-Term Assets and liabilities of $18.0 million and $24.5 million included in Accrued Pension, SERP and PBOP on the balance sheets as of December 31, 2021 and 2020, respectively.

Actuarial Gains and Losses: For the year ended December 31, 2021, the decrease in the benefit obligation due to actuarial gains was primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP liability of $29.8 million, and by changes in our retirement assumptions. For the year ended December 31, 2020, the increase in the benefit obligation due to actuarial losses was primarily attributable to a decrease in the discount rate, which resulted in an increase to the Eversource PBOP liability of $68.3 million, and by changes in our retirement assumptions.

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2021			2020			2021			2020
Discount Rate	2.8%	—	3.0%	2.4%	—	2.7%	2.91%	—	2.92%	2.5%	—	2.6%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 6.5 percent, with an ultimate rate of 5 percent in 2028, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Expense:  Eversource charges net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year. The Company utilizes the spot rate methodology to estimate the discount rate for the service and interest cost components of benefit expense, which provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.

The components of net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets/(liabilities) for future recovery or refund, are shown below. The service cost component of net periodic benefit plan expense/(income), less the capitalized portion, is included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit plan expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income. Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include intercompany allocations of net periodic benefit plan expense/(income), as these amounts are cash settled on a short-term basis.

	Pension and SERP				PBOP
	For the Year Ended December 31, 2021				For the Year Ended December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$85.8	$23.0	$15.8	$8.9	$13.5	$2.3	$2.4	$1.2
Interest Cost	130.0	27.3	26.8	14.5	17.4	3.2	4.4	1.8
Expected Return on Plan Assets	(437.5)	(86.8)	(108.1)	(47.5)	(79.1)	(10.3)	(36.9)	(6.1)
Actuarial Loss	243.9	45.5	61.6	20.7	8.9	1.8	2.4	0.7
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$23.6	$9.0	$(3.6)	$(3.4)	$(60.5)	$(1.9)	$(44.7)	$(2.0)
Intercompany Expense/(Income) Allocations	N/A	$8.0	$8.8	$2.7	N/A	$(1.6)	$(1.9)	$(0.6)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2020				For the Year Ended December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$76.2	$21.8	$15.4	$8.2	$10.2	$1.7	$2.1	$0.9
Interest Cost	177.8	37.3	38.6	19.4	24.6	4.4	6.6	2.8
Expected Return on Plan Assets	(400.3)	(79.2)	(103.0)	(44.7)	(73.6)	(9.9)	(34.0)	(5.7)
Actuarial Loss	202.0	39.2	55.2	15.6	8.4	1.1	2.5	0.8
Prior Service Cost/(Credit)	1.2	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$56.9	$19.1	$6.5	$(1.5)	$(51.6)	$(1.6)	$(39.8)	$(0.8)
Intercompany Expense/(Income) Allocations	N/A	$9.1	$8.9	$2.9	N/A	$(1.1)	$(1.4)	$(0.5)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2019				For the Year Ended December 31, 2019
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$67.7	$18.0	$14.6	$7.1	$7.8	$1.4	$1.7	$0.7
Interest Cost	219.0	45.7	49.0	24.0	32.7	6.3	9.5	3.4
Expected Return on Plan Assets	(367.1)	(73.2)	(97.1)	(40.7)	(66.8)	(9.2)	(30.2)	(5.4)
Actuarial Loss	143.2	26.9	44.7	10.6	8.3	1.3	3.3	0.3
Prior Service Cost/(Credit)	0.9	—	0.3	—	(23.5)	1.1	(16.9)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$63.7	$17.4	$11.5	$1.0	$(41.5)	$0.9	$(32.6)	$(0.6)
Intercompany Expense/(Income) Allocations	N/A	$8.5	$8.0	$2.3	N/A	$(0.9)	$(1.2)	$(0.4)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2021			2020			2019			2021			2020			2019
Discount Rate	1.5%	—	3.0%	2.6%	—	3.5%	2.7%	—	3.6%	1.8%	—	3.1%	2.7%	—	3.6%	3.9%	—	4.6%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension and PBOP Plans, the expected long-term rate of return was 7 percent for the years ended December 31, 2021 and 2020. For the Aquarion PBOP Plan, the health care cost trend rate was a range of 3.5 percent to 6.2 percent for the year ended December 31, 2021 and 3.5 percent to 6.5 percent for the year ended December 31, 2020.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2021	2020 (1)	2021	2020	2021	2020 (1)	2021	2020
Actuarial (Gains)/Losses Arising During the Year	$(961.7)	$553.1	$(28.4)	$24.3	$(181.5)	$39.1	$(4.0)	$1.3
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(231.2)	(194.3)	(12.7)	(7.7)	(8.5)	(8.0)	(0.4)	(0.4)
Prior Service Cost Arising During the Year	—	2.0	—	—	—	—	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.3)	(1.0)	(0.1)	(0.2)	21.1	21.3	0.1	(0.1)

(1) Amounts include the impact of the CMA asset acquisition beginning October 9, 2020.

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2021 and 2020:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2021	2020	2021	2020
Pension and SERP
Actuarial Loss	$1,427.3	$2,620.2	$66.3	$107.4
Prior Service Cost	5.3	6.6	0.6	0.7
PBOP
Actuarial Loss	$45.0	$235.0	$3.5	$7.9
Prior Service (Credit)/Cost	(130.1)	(151.2)	1.0	0.9

The difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans, as well as changes in actuarial assumptions impacting the projected benefit obligation, are recorded as unamortized actuarial gains or losses arising during the year in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unamortized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period.

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2022	2023	2024	2025	2026	2027 - 2031
Pension and SERP	$359.6	$367.4	$405.0	$381.2	$384.3	$1,918.2
PBOP	56.4	56.2	55.9	55.3	54.3	254.6

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Pension Plans for 2022. Eversource currently expects to make contributions between $100 million to $175 million in 2022, most of which will be contributed by Eversource Service, however the planned contribution is discretionary and subject to change. Eversource currently estimates contributing $2.4 million to the PBOP Plans in 2022.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension and PBOP Plan assets and a 7 percent long-term rate of return for the Aquarion Plans to estimate its 2022 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2021		2020
	Eversource Pension Plan and PBOP Plan		Eversource Pension Plan and PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	15.0%	8.5%	15.0%	8.5%
Global	10.0%	8.75%	10.0%	8.75%
Non-United States	8.0%	8.5%	8.0%	8.5%
Emerging Markets	4.0%	10.0%	4.0%	10.0%
Debt Securities:
Fixed Income	13.0%	4.0%	13.0%	4.0%
Public High Yield Fixed Income	4.0%	6.5%	4.0%	6.5%
Private Debt	13.0%	9.0%	15.0%	9.0%
Private Equity	18.0%	12.0%	15.0%	12.0%
Real Assets	15.0%	7.5%	16.0%	7.5%

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2021				2020
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$722.5	$—	$1,385.2	$2,107.7	$630.8	$—	$1,321.7	$1,952.5
Fixed Income	139.6	233.8	1,689.1	2,062.5	113.6	265.6	1,402.5	1,781.7
Private Equity	—	—	1,702.7	1,702.7	22.3	—	1,175.4	1,197.7
Real Assets	218.3	—	702.8	921.1	158.4	—	580.8	739.2
Total	$1,080.4	$233.8	$5,479.8	$6,794.0	$925.1	$265.6	$4,480.4	$5,671.1
Less: 401(h) PBOP Assets (1)				(298.5)				(261.9)
Total Pension Assets				$6,495.5				$5,409.2

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2021				2020
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$191.4	$—	$248.3	$439.7	$176.5	$—	$217.8	$394.3
Fixed Income	49.7	45.2	125.5	220.4	16.0	43.2	152.9	212.1
Private Equity	—	—	58.7	58.7	—	—	31.5	31.5
Real Assets	90.0	—	31.0	121.0	82.1	—	22.2	104.3
Total	$331.1	$45.2	$463.5	$839.8	$274.6	$43.2	$424.4	$742.2
Add: 401(h) PBOP Assets (1)				298.5				261.9
Total PBOP Assets				$1,138.3				$1,004.1

(1)     The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

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

Certain investments, such as commingled funds, private equity investments, fixed income funds, real asset funds and hedge funds are valued using the net asset value (NAV) as a practical expedient. Assets valued at NAV are uncategorized in the fair value hierarchy. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Private Equity investments, Fixed Income partnership funds and Real Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments, or the NAV of underlying assets held in hedge funds. Equity Securities investments in United States, Global, Non-United States and Emerging Markets that are uncategorized include investments in commingled funds and hedge funds that are overlaid with equity index swaps and futures contracts. Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic and fixed income strategies, and hedge funds that are overlaid with fixed income futures.

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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2021	$55.5	$7.0	$12.2	$4.3
2020	49.4	6.6	11.8	4.1
2019	41.6	5.5	10.3	3.5

C.    Share-Based Payments
Share-based compensation awards are recorded using a fair-value based method at the date of grant.  Eversource, CL&P, NSTAR Electric and PSNH record compensation expense related to these awards, as applicable, for shares issued to their respective employees and officers, as well as for the allocation of costs associated with shares issued to Eversource's service company employees and officers that support CL&P, NSTAR Electric and PSNH.

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 6,700,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2021 and 2020, Eversource had 2,430,716 and 2,876,601 common shares, respectively, available for issuance under these plans.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2020	674,218	$63.42
Granted	165,930	$81.89
Shares Issued	(223,484)	$69.03
Forfeited	(22,041)	$83.86
Outstanding as of December 31, 2021	594,623	$65.70

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $81.89, $88.23 and $67.91, respectively.  As of December 31, 2021 and 2020, the number and weighted average grant-date fair value of unvested RSUs was 297,270 and $83.39 per share, and 379,258 and $77.13 per share, respectively.  During 2021, there were 219,560 RSUs at a weighted average grant-date fair value of $72.37 per share that vested during the year and were either paid or deferred.  As of December 31, 2021, 297,353 RSUs were fully vested and deferred and an additional 282,407 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2020	447,805	$69.93
Granted	286,645	$76.08
Shares Issued	(256,914)	$56.88
Forfeited	(13,029)	$84.28
Outstanding as of December 31, 2021	464,507	$80.54

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2021, 2020 and 2019 was $76.08, $75.36 and $68.33, respectively.  As of December 31, 2021 and 2020, the number and weighted average grant-date fair value of unvested performance shares was 436,957 and $81.41 per share, and 404,698 and $70.85 per share, respectively.  During 2021, there were 241,949 performance shares at a weighted average grant-date fair value of $57.23 per share that vested during the year and were either paid or deferred.  As of December 31, 2021, 27,550 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Compensation Expense	$28.2	$33.9	$27.3
Future Income Tax Benefit	7.3	8.9	7.0

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$8.8	$9.0	$3.0	$10.9	$11.3	$3.6	$9.8	$9.7	$3.3
Future Income Tax Benefit	2.3	2.3	0.8	2.9	3.0	1.0	2.5	2.5	0.8

As of December 31, 2021, there was $17.8 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $3.2 million for CL&P, $5.0 million for NSTAR Electric, and $1.1 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.72 years for Eversource, CL&P, NSTAR Electric and PSNH.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards.  Beginning in 2019, the Company began issuing treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2021, 2020 and 2019, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $4.0 million, $6.6 million, and $1.5 million, respectively, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2021	2020	2019
Actuarially-Determined Liability	$42.8	$45.7	$52.0
Other Retirement Benefits Expense	2.2	3.3	2.7

	As of and For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.2	$0.1	$1.5	$0.2	$0.1	$1.7	$0.2	$0.1	$1.7
Other Retirement Benefits Expense	0.7	0.7	0.3	1.2	1.1	0.5	1.0	0.9	0.4

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2021	2020	2019
Current Income Taxes:
Federal	$21.5	$73.6	$56.9
State	(21.6)	19.1	10.5
Total Current	(0.1)	92.7	67.4
Deferred Income Taxes, Net:
Federal	199.7	173.5	138.4
State	147.4	83.7	71.4
Total Deferred	347.1	257.2	209.8
Investment Tax Credits, Net	(2.8)	(3.7)	(3.7)
Income Tax Expense	$344.2	$346.2	$273.5

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$15.0	$52.3	$43.1	$12.0	$53.9	$20.6	$68.4	$82.6	$22.9
State	(7.0)	6.2	10.8	(6.1)	6.9	3.8	15.4	18.2	2.2
Total Current	8.0	58.5	53.9	5.9	60.8	24.4	83.8	100.8	25.1
Deferred Income Taxes, Net:
Federal	76.3	16.3	(14.9)	101.1	33.8	(1.3)	35.2	0.1	5.8
State	47.6	41.2	0.4	43.4	38.8	8.6	18.8	27.0	10.1
Total Deferred	123.9	57.5	(14.5)	144.5	72.6	7.3	54.0	27.1	15.9
Investment Tax Credits, Net	(0.6)	(1.7)	—	(0.7)	(2.6)	—	(0.8)	(2.6)	—
Income Tax Expense	$131.3	$114.3	$39.4	$149.7	$130.8	$31.7	$137.0	$125.3	$41.0

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2021	2020	2019
Income Before Income Tax Expense	$1,572.3	$1,558.9	$1,190.1

Statutory Federal Income Tax Expense at 21%	330.2	327.4	249.9
Tax Effect of Differences:
Depreciation	(18.1)	(11.1)	1.9
Investment Tax Credit Amortization	(2.8)	(3.7)	(3.7)
State Income Taxes, Net of Federal Impact	54.4	44.9	24.6
Dividends on ESOP	(5.1)	(5.1)	(5.1)
Tax Asset Valuation Allowance/Reserve Adjustments	44.6	33.4	40.1
Excess Stock Benefit	(4.0)	(6.6)	(1.5)
EDIT Amortization	(69.1)	(48.7)	(37.4)
Other, Net	14.1	15.7	4.7
Income Tax Expense	$344.2	$346.2	$273.5
Effective Tax Rate	21.9%	22.2%	23.0%

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$533.0	$590.9	$189.8	$607.6	$575.8	$179.0	$547.8	$557.3	$175.0

Statutory Federal Income Tax Expense at 21%	111.9	124.1	39.9	127.6	120.9	37.6	115.0	117.0	36.8
Tax Effect of Differences:
Depreciation	(6.4)	(3.4)	(0.2)	0.4	(3.7)	(1.4)	(0.2)	(3.0)	(0.8)
Investment Tax Credit Amortization	(0.6)	(1.7)	—	(0.7)	(2.6)	—	(0.8)	(2.6)	—
State Income Taxes, Net of Federal Impact	(4.6)	37.5	8.9	(1.2)	36.0	9.8	2.5	35.7	9.8
Tax Asset Valuation Allowance/Reserve Adjustments	36.7	—	—	30.7	—	—	24.5	—	—
Excess Stock Benefit	(1.5)	(1.4)	(0.5)	(2.3)	(2.3)	(0.8)	(0.5)	(0.5)	(0.2)
EDIT Amortization	(9.8)	(43.2)	(10.5)	(9.0)	(20.4)	(15.4)	(5.8)	(22.9)	(4.0)
Other, Net	5.6	2.4	1.8	4.2	2.9	1.9	2.3	1.6	(0.6)
Income Tax Expense	$131.3	$114.3	$39.4	$149.7	$130.8	$31.7	$137.0	$125.3	$41.0
Effective Tax Rate	24.6%	19.3%	20.8%	24.6%	22.7%	17.7%	25.0%	22.5%	23.4%

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

	As of December 31,
	2021				2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$270.8	$23.9	$40.3	$14.1	$602.4	$144.5	$79.8	$56.6
Derivative Liabilities	76.8	76.8	—	—	92.6	91.8	—	—
Regulatory Deferrals - Liabilities	390.7	90.9	215.4	24.3	259.8	30.2	161.8	13.4
Allowance for Uncollectible Accounts	104.1	48.8	21.5	6.2	87.5	42.3	20.9	4.6
Tax Effect - Tax Regulatory Liabilities	783.4	328.2	254.3	100.9	810.9	331.4	271.8	105.2
Net Operating Loss Carryforwards	7.5	—	—	—	12.7	—	—	—
Purchase Accounting Adjustment	67.2	—	—	—	54.5	—	—	—
Other	196.6	103.9	21.7	22.9	200.3	100.9	14.3	19.8
Total Deferred Tax Assets	1,897.1	672.5	553.2	168.4	2,120.7	741.1	548.6	199.6
Less: Valuation Allowance	61.5	44.5	—	—	48.3	33.7	—	—
Net Deferred Tax Assets	$1,835.6	$628.0	$553.2	$168.4	$2,072.4	$707.4	$548.6	$199.6
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$4,426.0	$1,509.5	$1,553.7	$482.9	$4,153.6	$1,438.1	$1,489.4	$453.8
Property Tax Accruals	88.1	40.5	33.7	6.3	88.7	39.0	37.0	5.8
Regulatory Amounts:
Regulatory Deferrals - Assets	1,260.3	438.3	337.6	198.4	1,376.7	444.8	324.4	263.4
Tax Effect - Tax Regulatory Assets	257.8	181.4	10.9	8.3	244.6	174.4	11.3	8.6
Goodwill Regulatory Asset - 1999 Merger	81.4	—	69.9	—	86.0	—	73.8	—
Derivative Assets	14.9	14.9	—	—	17.8	17.8	—	—
Other	304.2	5.5	126.9	10.5	200.3	1.6	72.6	5.6
Total Deferred Tax Liabilities	$6,432.7	$2,190.1	$2,132.7	$706.4	$6,167.7	$2,115.7	$2,008.5	$737.2

2021 Federal Legislation: On November 5, 2021, Congress passed the Infrastructure Investment and Jobs Act. The Act provided spending of more than $500 billion on roads, highways, bridges, public transit, and utilities. For water and sewer utilities, the Act restored the exclusion from a corporation’s income for contributions in aid of construction where the corporation is a water or sewer utility eliminated by the Tax Cuts and Jobs Act of 2017. Under the Act, a regulated public utility that provides water or sewage disposal services can treat money or property received from any person as a tax-free contribution to capital if it meets certain criteria for contributions made after 2020. The Act did not have a material impact on Eversource in 2021.

2020 Federal Legislation: On March 27, 2020, former President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act. Among other provisions, the CARES Act provides for loans and other benefits to small and large businesses, expanded unemployment insurance, direct payments to those with wages middle-income and below, new appropriations funding for health care and other priorities, and tax changes like deferrals of employer payroll tax liabilities coupled with an employee retention tax credit and rollbacks of Tax Cuts and Jobs Act of 2017 limitations on net operating losses and certain business interest limitation. For the years ended December 31, 2021 and 2020, we recorded a tax liability of $19.6 million and $39 million, respectively, related to the deferral of employer payroll tax liability provision. Fifty percent of the 2020 deferral of employer payroll tax liability was paid by December 31, 2021 and the remaining amount must be paid by December 31, 2022. Other than the cash flow benefit described, the CARES Act did not have a material impact.

On December 27, 2020, former President Trump signed into law H.R. 133, the “Consolidated Appropriations Act, 2021.” The House of Representatives and Senate previously passed the bill with overwhelming support. The legislation included the extension of the Investment Tax Credit (ITC) for solar at 26 percent for facilities the construction of which begins through the end of 2022, at 22 percent for facilities the construction of which begins in 2023, and postponement of the date after which solar facilities placed in service receive only a 10 percent ITC to December 31, 2025, the extension of the ITC at 30 percent (with no phase-down) to offshore wind if construction begins by December 31, 2025 (qualifying offshore wind includes facilities located in the inland navigable waters or in the coastal waters of the U.S.), and the extension and expansion of the CARES Act employee retention tax credit for the period from January 1, 2021 through June 30, 2021, including increasing the credit rate from 50 percent to 70 percent of qualified wages, and increasing the per-employee creditable wages limit from $10,000 per year to $10,000 for each quarter. These credits provide the opportunity to generate additional tax credits in the Company’s renewable energy projects when the projects become operational. The tax credit provision had no impact to Eversource in 2021 and the credits will be evaluated for significant positive developments for the Company in 2022 and forward.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2021					2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
State Net Operating Loss	$138.3	$—	$—	$—	2021 - 2040	$183.4	$—	$—	$—	2021 - 2040
State Tax Credit	197.7	137.0	—	—	2021 - 2026	186.6	133.4	—	—	2020 - 2025
State Charitable Contribution	23.7	—	—	—	2021 - 2025	10.2	—	—	—	2020 - 2024

In 2021, the Company increased its valuation allowance reserve for state credits by $13.0 million ($10.8 million for CL&P), net of tax, to reflect an update for expiring tax credits. In 2020, the Company increased its valuation allowance reserve for state credits by $10.3 million ($8.8 million for CL&P), net of tax, to reflect an update for expiring tax credits.

For 2021 and 2020, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $61.5 million and $48.3 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2019	$45.9	$18.2
Gross Increases - Current Year	12.1	4.0
Gross Increases - Prior Year	3.4	3.3
Lapse of Statute of Limitations	(6.4)	(2.4)
Balance as of December 31, 2019	55.0	23.1
Gross Increases - Current Year	11.9	4.6
Gross Increases - Prior Year	1.4	0.7
Lapse of Statute of Limitations	(6.5)	(2.6)
Balance as of December 31, 2020	61.8	25.8
Gross Increases - Current Year	11.3	3.8
Gross Decreases - Prior Year	(0.3)	(0.6)
Lapse of Statute of Limitations	(7.0)	(2.8)
Balance as of December 31, 2021	$65.8	$26.2

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded. There has been no interest expense or income recognized on uncertain tax positions for the years ended December 31, 2021, 2020 or 2019. The accrued interest payable was $0.1 million as of both December 31, 2021 and 2020.

Tax Positions:  During 2021 and 2020, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2021:

Description	Tax Years
Federal	2021
Connecticut	2018 - 2021
Massachusetts	2018 - 2021
New Hampshire	2018 - 2021

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2020	$81.0	$11.4	$8.0	$7.5
Increase Due to CMA Asset Acquisition	22.9	—	—	—
Additions	8.4	4.2	0.7	—
Payments/Reductions	(9.9)	(3.3)	(4.0)	(0.4)
Balance as of December 31, 2020	102.4	12.3	4.7	7.1
Additions	23.4	4.4	—	—
Payments/Reductions	(10.4)	(2.8)	(1.4)	(0.8)
Balance as of December 31, 2021	$115.4	$13.9	$3.3	$6.3

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2021	61	14	11	9
2020	63	15	12	9

The increase in the reserve balance was due primarily to a change in cost estimates at an NSTAR Gas MGP site under investigation, which we now know will require additional remediation.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $105.6 million and $92.2 million as of December 31, 2021 and 2020, respectively, and related primarily to the natural gas business segment.

As of December 31, 2021, for 7 environmental sites (2 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2021, $25.9 million (including $3.2 million for CL&P) has been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $10 million ($0.6 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2021, for 13 environmental sites (7 for CL&P and 2 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2021, $16.1 million (including $3.9 million for CL&P and $0.2 million for NSTAR Electric) had been accrued as a liability for these sites.  As of December 31, 2021, for the remaining 41 environmental sites (including 5 for CL&P, 9 for NSTAR Electric and 9 for PSNH) that are included in the Company's reserve for environmental costs, the $73.4 million accrual (including $6.8 million for CL&P, $3.1 million for NSTAR Electric and $6.3 million for PSNH) represents management's best estimate of the probable liability and no additional loss is estimable at this time.

PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2021 are as follows:

Eversource
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$755.4	$700.7	$696.4	$718.7	$714.3	$3,571.4	$7,156.9
Natural Gas Procurement	377.9	323.6	270.5	265.5	250.4	1,517.2	3,005.1
Purchased Power and Capacity	76.0	87.1	86.7	75.1	2.9	9.8	337.6
Peaker CfDs	26.1	38.9	39.4	36.7	29.9	63.3	234.3
Transmission Support Commitments	16.0	17.8	20.6	22.4	22.6	22.6	122.0
Total	$1,251.4	$1,168.1	$1,113.6	$1,118.4	$1,020.1	$5,184.3	$10,855.9

CL&P
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$586.2	$592.1	$592.0	$593.9	$591.9	$2,752.2	$5,708.3
Purchased Power and Capacity	72.1	83.4	83.8	72.3	0.1	—	311.7
Peaker CfDs	26.1	38.9	39.4	36.7	29.9	63.3	234.3
Transmission Support Commitments	6.3	7.0	8.1	8.8	8.9	8.9	48.0
Total	$690.7	$721.4	$723.3	$711.7	$630.8	$2,824.4	$6,302.3

NSTAR Electric
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$102.9	$78.3	$75.7	$76.1	$76.4	$492.3	$901.7
Purchased Power and Capacity	3.0	2.9	2.9	2.8	2.8	9.8	24.2
Transmission Support Commitments	6.3	7.0	8.1	8.9	8.9	8.9	48.1
Total	$112.2	$88.2	$86.7	$87.8	$88.1	$511.0	$974.0

PSNH
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$66.3	$30.3	$28.7	$48.7	$46.0	$326.9	$546.9
Purchased Power and Capacity	0.9	0.8	—	—	—	—	1.7
Transmission Support Commitments	3.4	3.8	4.4	4.7	4.8	4.8	25.9
Total	$70.6	$34.9	$33.1	$53.4	$50.8	$331.7	$574.5

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2042 for CL&P, 2041 for NSTAR Electric and 2033 for PSNH.

As required by 2018 regulation, CL&P and UI each entered into PURA-approved ten-year contracts in 2019 to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility, which represents a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. Energy deliveries and payments under these contracts began in 2019. Also as required by 2018 regulation, CL&P and UI each entered into PURA-approved eight-year contracts in 2019 to purchase a combined amount of approximately 18 percent of the Seabrook Nuclear Power Plant’s output (approximately 15 percent by CL&P) beginning January 1, 2022. The Seabrook Nuclear Power Plant has an approximate 1,250 MW nameplate capacity. The total estimated remaining future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $3.3 billion and are reflected in the table above. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

Excluded from the table above are long-term commitments of NSTAR Electric pertaining to the Massachusetts Clean Energy 83D contract, for which construction was suspended prior to December 31, 2021. Should the project attain feasibility and construction recommence, the estimated costs under the contract may potentially begin in 2023 and range between $150 million and $415 million per year under a 20-year contract, totaling approximately $6.7 billion.

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

As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both December 31, 2021 and 2020 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

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

Transmission Support Commitments:  Along with other New England utilities, CL&P, NSTAR Electric and PSNH entered into a series of agreements in the 1980’s to support the costs of, and receive rights to use, transmission and terminal facilities that were built to import electricity from the Hydro-Québec system in Canada. CL&P, NSTAR Electric and PSNH were obligated to pay, over a 30-year period that ended in 2020, their proportionate shares of the annual operation and maintenance expenses and capital costs of those facilities. On December 18, 2020, the parties to these agreements submitted to FERC an offer of settlement and amendments to these agreements implementing the terms of an extension for an additional 20-year period ending in 2040. On May 20, 2021, FERC approved this settlement, effective January 1, 2021.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Renewable Energy	$609.2	$584.2	$320.8
Natural Gas Procurement	712.7	453.4	448.5
Purchased Power and Capacity	56.4	62.7	62.1
Peaker CfDs	24.3	22.7	13.0
Transmission Support Commitments	15.4	22.1	21.8

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy	$457.1	$84.7	$67.4	$426.3	$88.8	$69.1	$160.6	$89.9	$70.3
Purchased Power and Capacity	53.1	3.0	0.3	59.3	3.1	0.3	50.4	5.1	6.6
Peaker CfDs	24.3	—	—	22.7	—	—	13.0	—	—
Transmission Support Commitments	6.1	6.0	3.3	8.7	8.7	4.7	8.6	8.6	4.6

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020 (DOE Phase V). The DOE Phase V trial is expected to begin in the third quarter of 2023.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and was $7.3 million as of December 31, 2021.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties:

As of December 31, 2021
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$1,080.6	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	382.3	2026
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	150.9	2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	125.2	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	—	(5)
Sunrise Wind LLC	OREC capacity production (6)	2.2	(6)
Bay State Wind LLC	Real estate purchase	2.5	2022
South Fork Wind, LLC	Transmission interconnection	1.2	—
Various	Surety bonds (7)	54.7	2022 - 2023
Eversource Service	Lease payments for real estate	0.8	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore LLC (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contactors, in an aggregate amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 5, below. The guarantee expires upon the full performance of the guaranteed obligations.

(2)     Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $420.6 million, in connection with a construction-related purchase agreement. Eversource parent’s obligations under the guarantee expire upon the earlier of (i) April 2026 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued a guaranty on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $158.9 million, in connection with a construction-related purchase agreement. Eversource parent’s obligations under the guarantee expire upon the earlier of (i) November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued three guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with three construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $137.2 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from October 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

(5)    Eversource parent issued a guarantee (Funding Guarantee) on behalf of Eversource Investment LLC (EI), its wholly-owned subsidiary that holds a 50 percent ownership interest in NEO, under which Eversource parent agreed to guarantee certain funding obligations and certain indemnification payments of EI under the Amended and Restated Limited Liability Company Operating Agreement of NEO, in an amount not to exceed $910 million. The guaranteed obligations include payment of EI's funding obligations during the construction phase of NEO’s underlying offshore wind projects and indemnification obligations associated with third party credit support for its investment in NEO. Eversource parent’s obligations under the Funding Guarantee expire upon the full performance of the guaranteed obligations.

(6)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed on October 23, 2019, by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(7)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Letter of Credit: On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. In January 2022, Eversource parent issued two letters of credit on behalf of South Fork Wind, LLC related to future decommissioning obligations of certain on-shore transmission assets totaling $4.3 million.

2022 Guarantees: In the first quarter of 2022, Eversource parent issued two additional guarantees on behalf of South Fork Wind, LLC totaling $43.4 million, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain PPA and other contractual obligations.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2021 and 2020. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2021 and 2020.

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

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos. 569-A and 569-B are currently under appeal with the Court.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Construction of the new distribution cable was completed in August 2019 and removal of the portions of the existing cable was completed in January 2020. All issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved and remaining restoration efforts completed, at which time such litigation is expected to be dismissed with prejudice.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the year ended December 31, 2021 statement of income. The after-tax earnings impact of this charge was $0.07 per share.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, as approved by the PURA, with the objective of disbursing the funds prior to April 30, 2022. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance fund on the year ended December 31, 2021 statement of income.

In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s decision issued September 14, 2021 in the interim rate reduction docket, will be implemented.

CL&P has also agreed to freeze its current base distribution rates, subject to the customer credits described above, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

As part of the settlement agreement, CL&P agreed to withdraw with prejudice its pending appeals of PURA’s decisions dated April 28, 2021 and July 14, 2021 related to Storm Isaias and agreed to waive its right to file an appeal and seek a judicial stay of the September 14, 2021 decision in the interim rate reduction docket. The settlement agreement assures that CL&P will have the opportunity to petition for and demonstrate the prudency of the storm costs incurred to respond to customer outages associated with Storm Isaias in a future ratemaking proceeding.

The cumulative pre-tax impact of the settlement agreement and the Storm Isaias assessment imposed in PURA’s April 28, 2021 and July 14, 2021 decisions totaled $103.6 million, and the after-tax earnings impact was $86.1 million, or $0.25 per share, for the year ended December 31, 2021.

H.     Litigation and Legal Proceedings
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

The components of lease cost, prior to amounts capitalized, are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Finance Lease Cost:
Amortization of Right-of-use-Assets	$4.6	$2.6	$1.7
Interest on Lease Liabilities	3.9	1.4	1.2
Total Finance Lease Cost	8.5	4.0	2.9
Operating Lease Cost	12.2	11.1	11.7
Variable Lease Cost	61.0	57.8	60.5
Total Lease Cost	$81.7	$72.9	$75.1

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Finance Lease Cost:
Amortization of Right-of-use-Assets	$0.5	$0.2	$0.1	$0.7	$0.2	$0.1	$0.7	$0.2	$0.1
Interest on Lease Liabilities	0.1	0.6	—	0.3	0.6	—	0.6	0.6	—
Total Finance Lease Cost	0.6	0.8	0.1	1.0	0.8	0.1	1.3	0.8	0.1
Operating Lease Cost	0.3	2.3	0.1	0.6	2.1	0.1	0.5	3.4	0.1
Variable Lease Cost	16.2	—	44.8	12.2	—	45.6	13.3	—	47.2
Total Lease Cost	$17.1	$3.1	$45.0	$13.8	$2.9	$45.8	$15.1	$4.2	$47.4

Operating lease cost, net of the capitalized portion, is included in Operations and Maintenance (or Purchased Power, Fuel and Transmission expense for transmission leases) on the statements of income. Amortization of finance lease assets is included in Depreciation on the statements of income. Interest expense on finance leases is included in Interest Expense on the statements of income.

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2021				As of December 31, 2020
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Right-of-use-Assets, Net	Other Long-Term Assets	$47.2	$0.1	$24.3	$0.3	$55.2	$0.3	$23.6	$0.3
Operating Lease Liabilities
Current Portion	Other Current Liabilities	$10.0	$0.1	$1.1	$—	$9.5	$0.2	$0.7	$—
Long-Term	Other Long-Term Liabilities	37.2	—	23.2	0.3	45.7	0.1	22.9	0.3
Total Operating Lease Liabilities		$47.2	$0.1	$24.3	$0.3	$55.2	$0.3	$23.6	$0.3
Finance Leases:
Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$58.0	$—	$3.3	$0.7	$60.5	$0.7	$3.5	$0.8
Finance Lease Liabilities
Current Portion	Other Current Liabilities	$3.9	$—	$—	$0.1	$5.0	$1.4	$—	$0.1
Long-Term	Other Long-Term Liabilities	55.4	—	4.9	0.6	57.6	—	4.8	0.7
Total Finance Lease Liabilities		$59.3	$—	$4.9	$0.7	$62.6	$1.4	$4.8	$0.8

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows:

	As of December 31,
	2021				2020
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	13	7	18	7	10	3	19	8
Finance Leases	16	—	20	7	17	1	21	8
Weighted-Average Discount Rate (Percentage):
Operating Leases	4.1%	3.0%	4.0%	3.7%	4.0%	2.4%	4.1%	3.7%
Finance Leases	2.7%	—%	2.9%	3.5%	2.9%	10.5%	2.9%	3.5%

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$12.1	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	3.4	0.1	0.6	—
Financing Cash Flows from Finance Leases	4.1	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.1	—	1.9	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.3	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.9	$0.6	$1.8	$0.1
Operating Cash Flows from Finance Leases	1.7	0.3	0.6	—
Financing Cash Flows from Finance Leases	2.8	1.6	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	0.6	0.1	0.2	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	0.7	—	0.3	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.4	$0.4	$1.6	$0.1
Operating Cash Flows from Finance Leases	1.2	0.6	0.6	—
Financing Cash Flows from Finance Leases	2.6	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.9	1.0	0.1	0.2
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.0	—	—	—

In 2020, Eversource also acquired $14.7 million of right-of-use assets in exchange for the assumption of new operating lease liabilities and $54.2 million of right-of-use assets in exchange for the assumption of new finance lease liabilities as a result of the CMA asset acquisition.

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2021 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	NSTAR Electric	PSNH
Year Ending December 31,
2022	$11.1	$0.1	$2.1	$0.1	$6.0	$0.6	$0.1
2023	7.6	—	2.1	0.1	5.2	0.7	0.1
2024	6.1	—	2.1	—	5.3	0.7	0.1
2025	3.2	—	1.7	—	5.2	0.6	0.1
2026	2.5	—	1.7	—	4.7	0.6	0.1
Thereafter	27.8	—	25.3	0.1	56.0	12.4	0.3
Future lease payments	58.3	0.1	35.0	0.3	82.4	15.6	0.8
Less amount representing interest	11.1	—	10.7	—	23.1	10.7	0.1
Present value of future minimum lease payments	$47.2	$0.1	$24.3	$0.3	$59.3	$4.9	$0.7

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.3	$116.2	$122.3	$43.0	$44.0	$—	$—
Long-Term Debt	18,216.7	19,636.3	4,215.4	4,848.9	3,985.4	4,453.5	1,163.8	1,220.6
Rate Reduction Bonds	496.9	543.3	—	—	—	—	496.9	543.3

As of December 31, 2020:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$169.1	$116.2	$123.4	$43.0	$45.7	$—	$—
Long-Term Debt	16,179.1	18,420.1	3,914.8	4,800.9	3,643.2	4,294.0	1,099.1	1,207.0
Rate Reduction Bonds	540.1	603.4	—	—	—	—	540.1	603.4

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

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(1.4)	$1.1	$(76.1)	$(76.4)	$(3.0)	$0.7	$(62.8)	$(65.1)

OCI Before Reclassifications	—	(0.7)	24.1	23.4	—	0.4	(19.6)	(19.2)
Amounts Reclassified from AOCI	1.0	—	9.7	10.7	1.6	—	6.3	7.9
Net OCI	1.0	(0.7)	33.8	34.1	1.6	0.4	(13.3)	(11.3)
Balance as of December 31st	$(0.4)	$0.4	$(42.3)	$(42.3)	$(1.4)	$1.1	$(76.1)	$(76.4)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI were net deferred tax liabilities of $8.3 million in 2021 and deferred tax assets of $6.0 million and $4.4 million in 2020 and 2019, respectively.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2021	2020	2019
Qualified Cash Flow Hedging Instruments	$(1.7)	$(2.5)	$(2.5)	Interest Expense
Tax Effect	0.7	0.9	1.1	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(1.0)	$(1.6)	$(1.4)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(13.1)	$(8.1)	$(5.7)	Other Income, Net (1)
Amortization of Prior Service Credit/(Cost)	—	(0.3)	(1.8)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(13.1)	(8.4)	(7.5)
Tax Effect	3.4	2.1	1.9	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(9.7)	$(6.3)	$(5.6)
Total Amounts Reclassified from AOCI, Net of Tax	$(10.7)	$(7.9)	$(7.0)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1M, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

As of December 31, 2021, it is estimated that a pre-tax amount of $0.1 million ($0.1 million for NSTAR Electric) will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.

17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreements.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2021, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2021.

The Retained Earnings balances subject to dividend restrictions were $5.01 billion for Eversource, $2.23 billion for CL&P, $2.72 billion for NSTAR Electric and $504.6 million for PSNH as of December 31, 2021.

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

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2021 and 2020	Issued as of December 31,
			2021	2020
Eversource	$5	380,000,000	357,818,402	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

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

Treasury Shares: As of December 31, 2021 and 2020, there were 13,415,206 and 14,864,379 Eversource common shares held as treasury shares, respectively.  As of December 31, 2021 and 2020, there were 344,403,196 and 342,954,023 Eversource common shares outstanding, respectively.

On December 1, 2021, Aquarion acquired New England Service Company (NESC), pursuant to a definitive agreement entered into on April 8, 2021. The acquisition was structured as a stock-for-stock merger and Eversource issued 462,517 treasury shares at closing for a purchase price of $38.1 million.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2021	2020	2021	2020
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	23	$—	$—
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2021, 2020 and 2019.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2021 and 2020.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2021, 2020 and 2019, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

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

As described in Note 18, "Common Shares," earnings per share dilution related to the forward sale agreement was determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurs when the average market price of Eversource's common shares is higher than the adjusted forward sale price. Eversource physically settled all remaining shares under the forward sale agreement as of March 26, 2020.

For the years ended December 31, 2021 and 2019, there were no antidilutive share awards excluded from the computation. For the year ended December 31, 2020, 39,560 antidilutive share awards were excluded from the EPS computation, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource's common share issuance on June 15, 2020. See Note 18, "Common Shares," for further information.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2021	2020	2019
Net Income Attributable to Common Shareholders	$1,220.5	$1,205.2	$909.1
Weighted Average Common Shares Outstanding:
Basic	343,972,926	338,836,147	321,416,086
Dilutive Effect of:
Share-Based Compensation Awards and Other	658,130	738,994	762,215
Equity Forward Sale Agreement	—	271,921	763,335
Total Dilutive Effect	658,130	1,010,915	1,525,550
Diluted	344,631,056	339,847,062	322,941,636
Basic EPS	$3.55	$3.56	$2.83
Diluted EPS	$3.54	$3.55	$2.81

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,989.8	$1,000.3	$—	$133.5	$—	$—	$5,123.6
Commercial	2,486.1	497.6	—	62.8	—	(5.1)	3,041.4
Industrial	345.3	167.2	—	4.3	—	(17.1)	499.7
Total Retail Tariff Sales Revenues	6,821.2	1,665.1	—	200.6	—	(22.2)	8,664.7
Wholesale Transmission Revenues	—	—	1,751.3	—	86.6	(1,384.7)	453.2
Wholesale Market Sales Revenues	575.8	82.1	—	3.9	—	—	661.8
Other Revenues from Contracts with Customers	78.1	5.1	13.6	7.5	1,267.4	(1,257.7)	114.0
Reserve for Revenues Subject to Refund	(71.1)	—	(5.0)	(2.6)	—	—	(78.7)
Total Revenues from Contracts with Customers	7,404.0	1,752.3	1,759.9	209.4	1,354.0	(2,664.6)	9,815.0
Alternative Revenue Programs	14.7	37.0	(126.1)	1.5	—	114.6	41.7
Other Revenues	4.9	0.3	0.8	0.4	—	—	6.4
Total Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,951.5	$644.9	$—	$145.1	$—	$—	$4,741.5
Commercial	2,353.4	361.9	—	62.4	—	(4.8)	2,772.9
Industrial	327.1	107.4	—	4.8	—	(13.7)	425.6
Total Retail Tariff Sales Revenues	6,632.0	1,114.2	—	212.3	—	(18.5)	7,940.0
Wholesale Transmission Revenues	—	—	1,557.3	—	74.2	(1,290.6)	340.9
Wholesale Market Sales Revenues	327.3	43.0	—	3.8	—	—	374.1
Other Revenues from Contracts with Customers	79.3	5.7	13.3	3.5	1,161.7	(1,152.0)	111.5
Total Revenues from Contracts with Customers	7,038.6	1,162.9	1,570.6	219.6	1,235.9	(2,461.1)	8,766.5
Alternative Revenue Programs	88.1	44.7	(35.2)	(4.7)	—	37.1	130.0
Other Revenues	5.6	1.1	0.7	0.5	—	—	7.9
Total Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,723.7	$555.1	$—	$132.3	$—	$—	$4,411.1
Commercial	2,584.8	347.6	—	63.9	—	(4.3)	2,992.0
Industrial	331.8	96.9	—	4.5	—	(11.6)	421.6
Total Retail Tariff Sales Revenues	6,640.3	999.6	—	200.7	—	(15.9)	7,824.7
Wholesale Transmission Revenues	—	—	1,293.3	—	61.3	(1,085.2)	269.4
Wholesale Market Sales Revenues	215.7	55.4	—	4.1	—	—	275.2
Other Revenues from Contracts with Customers	56.1	9.0	13.2	4.2	967.2	(969.0)	80.7
Total Revenues from Contracts with Customers	6,912.1	1,064.0	1,306.5	209.0	1,028.5	(2,070.1)	8,450.0
Alternative Revenue Programs	45.9	(4.9)	81.8	4.6	—	(74.2)	53.2
Other Revenues	18.5	3.1	0.7	1.0	—	—	23.3
Total Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5

	For the Years Ended December 31,
	2021			2020			2019
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,994.2	$1,375.8	$619.8	$2,011.1	$1,365.8	$574.6	$1,837.1	$1,322.1	$564.5
Commercial	890.6	1,265.0	332.2	878.3	1,176.8	299.9	922.9	1,349.4	314.6
Industrial	131.4	119.1	94.8	137.5	106.4	83.2	138.3	115.8	77.7
Total Retail Tariff Sales Revenues	3,016.2	2,759.9	1,046.8	3,026.9	2,649.0	957.7	2,898.3	2,787.3	956.8
Wholesale Transmission Revenues	863.3	616.3	271.7	754.8	576.5	226.0	587.1	517.3	188.9
Wholesale Market Sales Revenues	408.8	109.2	57.8	230.1	58.4	38.8	105.1	73.1	37.5
Other Revenues from Contracts with Customers	26.7	56.2	11.3	32.9	43.6	14.2	36.4	18.7	15.6
(Reserve for)/Amortization of Revenues Subject to Refund	(76.1)	—	—	—	—	4.6	—	—	1.3
Total Revenues from Contracts with Customers	4,238.9	3,541.6	1,387.6	4,044.7	3,327.5	1,241.3	3,626.9	3,396.4	1,200.1
Alternative Revenue Programs	(78.9)	(15.1)	(17.4)	(4.2)	54.5	2.6	77.5	41.6	8.6
Other Revenues	0.4	3.4	1.9	2.2	3.5	0.6	10.3	7.0	1.9
Eliminations	(523.0)	(473.5)	(194.9)	(495.2)	(444.4)	(165.4)	(482.1)	(400.4)	(144.7)
Total Operating Revenues	$3,637.4	$3,056.4	$1,177.2	$3,547.5	$2,941.1	$1,079.1	$3,232.6	$3,044.6	$1,065.9

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

In regulated tariff sales, the transaction prices are the rates approved by the respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions. These rates are designed to recover the costs to provide service to customers and include a return on investment. Regulatory commission-approved tracking mechanisms are included in these rates and are also used to recover, on a fully-reconciling basis, certain costs, such as the procurement of energy supply, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded costs. These tracking mechanisms result in rates being changed periodically to ensure recovery of actual costs incurred and the refund of any overcollection of costs.

Customers may elect to purchase electricity from each Eversource electric utility or may contract separately with a competitive third party supplier. Revenue is not recorded for the sale of the electricity commodity to customers who have contracted separately with these suppliers, only the delivery to a customer, as the utility is acting as an agent on behalf of the third party supplier.

Wholesale Transmission Revenues:  The Eversource electric transmission-owning companies (CL&P, NSTAR Electric and PSNH) each own and maintain transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England. CL&P, NSTAR Electric and PSNH, as well as most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  The Eversource electric transmission-owning companies have a combination of FERC-approved regional and local formula rates that work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource's local rates, under our FERC-approved tariff in effect in 2021, recover the companies' total transmission revenue requirements, less revenues received from regional rates and other sources, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC approved charges from retail customers through annual tracking mechanisms, which are retail tariff sales.

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

Wholesale Market Sales Revenues: Wholesale market sales transactions include sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and also the sale of RECs to various counterparties. ISO-NE oversees the region's wholesale electricity market and administers the transactions and terms and conditions, including payment terms, which are established in the ISO-NE tariff, between the buyers and sellers in the market. Pricing is set by the wholesale market. The wholesale transactions in the ISO-NE market occur on a day-ahead basis or a real-time basis (daily) and are, therefore, short-term. Transactions are tracked and reported by ISO-NE net by the hour, which is the net hourly position of energy sales and purchases by each market participant. The performance obligation for ISO-NE energy transactions is defined to be the net by hour transaction. Revenue is recognized when the performance obligation for these energy sales transactions is satisfied, when the sale occurs and the energy is transferred to the customer. For sales of natural gas, transportation, and natural gas pipeline capacity to third party marketers, revenue is recognized when the performance obligation is satisfied at the point in time the sale occurs and the natural gas or related product is transferred to the marketer. RECs are sold to various counterparties, and revenue is recognized when the performance obligation is satisfied upon transfer of title to the customer through the New England Power Pool Generation Information System. Wholesale transactions also include the sale of CL&P’s, NSTAR Electric’s and PSNH’s transmission rights associated with their proportionate equity ownership share in the transmission lines of the Hydro-Québec system in Canada.

Other Revenues from Contracts with Customers: Other revenues from contracts with customers primarily include property rentals that are not deemed leases. These revenues are generally recognized on a straight-line basis over time as the service is provided to the customer. Other revenues also include revenues from Eversource's service company, which is eliminated in consolidation.

(Reserve for)/Amortization of Revenues Subject to Refund: A reserve is recorded as a reduction to revenues when future refunds to customers are deemed probable. The reserve is reversed as refunds are provided to customers. Revenues subject to refund primarily relate to a PURA-approved CL&P settlement agreement with the DEEP, OCC, AG and the Connecticut Industrial Energy Consumers, which resolved certain issues that arose in then-pending regulatory proceedings initiated by the PURA. CL&P recorded a reduction to Operating Revenues of $65 million on the 2021 income statement for a reserve for customer credits associated with the provisions of the settlement agreement. The customer credits were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in 2021 for a civil penalty for non-compliance with storm performance standards that is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. In total, the reserve for revenues subject to refund totaled $93.4 million and was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues for the year ended December 31, 2021. The balance reflected in the table above primarily represents the remaining reserve that has not yet been issued as customer credits as of December 31, 2021. See Note 13G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.

The Connecticut water business continues to record a regulatory liability and reduction to revenues to reflect the difference between the 35 percent federal corporate income tax rate included in base distribution rates charged to customers and the 21 percent federal corporate income tax rate currently effective. This reserve will continue until base distribution rates are updated to reflect the lower federal tax rate.

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

Eversource’s ARPs include the revenue decoupling mechanism, the annual reconciliation adjustment to transmission formula rates, and certain capital tracker mechanisms. Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric, have revenue decoupling mechanisms approved by a regulatory commission (decoupled companies). Decoupled companies’ distribution revenues are not directly based on sales volumes. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues, with any difference between the allowed level of distribution revenue and the actual amount realized adjusted through subsequent rates. The transmission formula rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refund to, transmission customers.  This transmission deferral reconciles billed transmission revenues to the revenue requirement for our transmission businesses.

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $4.8 million ($0.8 million at CL&P and $3.1 million at NSTAR Electric), $4.3 million ($0.8 million at CL&P and $2.7 million at NSTAR Electric), $4.4 million, ($1.0 million at CL&P and $2.7 million at NSTAR Electric) for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Receivables: Receivables, Net on the balance sheet primarily includes trade receivables from retail customers and from customers related to wholesale transmission contracts, wholesale market sales, sales of RECs, and property rentals. In general, retail tariff customers and wholesale transmission customers are billed monthly and the payment terms are generally due and payable upon receipt of the bill.

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

Eversource's segment information is as follows:

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1
Depreciation and Amortization	(737.8)	(142.3)	(300.3)	(46.1)	(113.1)	4.6	(1,335.0)
Other Operating Expenses	(5,970.0)	(1,345.4)	(496.2)	(101.4)	(1,170.4)	2,548.6	(6,534.8)
Operating Income	715.8	301.9	838.1	63.8	70.5	3.2	1,993.3
Interest Expense	(236.4)	(58.6)	(133.2)	(32.0)	(168.8)	46.6	(582.4)
Interest Income	20.7	4.5	2.2	—	46.0	(47.8)	25.6
Other Income, Net	78.1	17.9	19.8	3.3	1,363.9	(1,347.3)	135.7
Income Tax (Expense)/Benefit	(103.5)	(60.9)	(179.4)	1.7	(2.1)	—	(344.2)
Net Income	474.7	204.8	547.5	36.8	1,309.5	(1,345.3)	1,228.0
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$470.1	$204.8	$544.6	$36.8	$1,309.5	$(1,345.3)	$1,220.5
Total Assets (as of)	$25,411.2	$7,215.9	$12,377.8	$2,551.1	$22,674.7	$(21,738.6)	$48,492.1
Cash Flows Used for Investments in Plant	$1,053.3	$721.1	$1,024.1	$137.2	$239.4	$—	$3,175.1

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4
Depreciation and Amortization	(657.0)	(87.9)	(278.1)	(44.2)	(93.5)	1.6	(1,159.1)
Other Operating Expenses	(5,642.3)	(913.8)	(470.0)	(86.6)	(1,071.9)	2,428.0	(5,756.6)
Operating Income	833.0	207.0	788.0	84.6	70.5	5.6	1,988.7
Interest Expense	(216.0)	(40.0)	(126.8)	(32.9)	(161.0)	38.3	(538.4)
Interest Income	3.2	0.9	4.7	—	37.8	(41.8)	4.8
Other Income, Net	58.0	3.1	23.3	2.0	1,382.9	(1,365.5)	103.8
Income Tax (Expense)/Benefit	(129.6)	(36.9)	(183.8)	(12.5)	16.6	—	(346.2)
Net Income	548.6	134.1	505.4	41.2	1,346.8	(1,363.4)	1,212.7
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$544.0	$134.1	$502.5	$41.2	$1,346.8	$(1,363.4)	$1,205.2
Total Assets (as of)	$24,981.9	$6,450.5	$11,695.0	$2,375.2	$22,089.4	$(21,492.4)	$46,099.6
Cash Flows Used for Investments in Plant	$1,079.0	$494.4	$1,004.6	$118.8	$246.2	$—	$2,943.0

	For the Year Ended December 31, 2019
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$6,976.5	$1,062.2	$1,389.0	$214.6	$1,028.5	$(2,144.3)	$8,526.5
Depreciation and Amortization	(651.3)	(68.3)	(253.3)	(46.9)	(63.2)	2.3	(1,080.7)
Impairment of Northern Pass Transmission	—	—	(239.6)	—	—	—	(239.6)
Other Operating Expenses	(5,525.1)	(830.8)	(411.2)	(101.0)	(891.3)	2,143.7	(5,615.7)
Operating Income	800.1	163.1	484.9	66.7	74.0	1.7	1,590.5
Interest Expense	(206.4)	(47.4)	(125.7)	(34.6)	(170.3)	51.2	(533.2)
Interest Income	13.3	0.1	1.5	—	48.7	(50.8)	12.8
Other Income, Net	46.8	1.6	29.2	0.4	945.3	(903.3)	120.0
Income Tax (Expense)/Benefit	(135.9)	(21.2)	(130.5)	2.4	11.7	—	(273.5)
Net Income	517.9	96.2	259.4	34.9	909.4	(901.2)	916.6
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$513.3	$96.2	$256.5	$34.9	$909.4	$(901.2)	$909.1
Cash Flows Used for Investments in Plant	$1,104.2	$460.2	$987.0	$118.0	$242.1	$—	$2,911.5

24.     ACQUISITION OF ASSETS OF COLUMBIA GAS OF MASSACHUSETTS

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as CMA, pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in the first quarter of 2021. Eversource financed the acquisition through a combination of debt and equity issuances in a ratio that was consistent with its consolidated capital structure. The natural gas distribution assets acquired from CMA were assigned to EGMA, an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp.

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

Purchase Price Allocation: The allocation of the total purchase price to the estimated fair values of the assets acquired and liabilities assumed has been determined based on the accounting guidance for fair value measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The final purchase price allocation reflects measurement period adjustments recorded in 2021 to reduce the fair values of certain regulatory and plant assets and certain liabilities acquired, resulting in a corresponding increase to Goodwill, based on new information received during the measurement period.

The allocation of the cash purchase price as of October 9, 2020 is as follows:

(Millions of Dollars)
Current Assets	$138
Restricted Cash	57
PP&E	1,182
Goodwill	52
Other Noncurrent Assets, excluding Goodwill	131
Other Current Liabilities	(81)
Other Noncurrent Liabilities	(310)
Cash Purchase Price	$1,169

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

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. The goodwill reflects the value paid by Eversource primarily for expanding its natural gas infrastructure. The goodwill resulting from the acquisition has been assigned to the Natural Gas Distribution reporting unit.

Under the terms of the rate settlement agreement, a portion of the proceeds of the sale due to NiSource was withheld and used to establish an Energy Relief Fund comprised of two components, an Arrearage Forgiveness Fund and a fund which is restricted for energy efficiency and clean energy measures in the Merrimack Valley. As a result, Eversource funded restricted cash accounts and established a liability totaling $56.8 million on the acquisition date. By December 31, 2020, $15.4 million of the Arrearage Forgiveness Fund was credited back to customers and the remainder was paid back to NiSource. The purchase price included in investing cash outflows on the statement of cash flows of $1.11 billion reflects the payment to NiSource, excluding the restricted cash funds.

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

Transactions recognized separately from the business combination: Eversource has entered into Transition Services Agreements (TSAs) with NiSource, under which NiSource is providing certain administrative functions. Eversource has recorded $21.4 million in Operating Expenses on the statement of income related to TSA costs for the year ended December 31, 2021 and $15.9 million of TSA and pre-TSA costs in Operating Expenses in 2020. In addition, Eversource recorded $2.0 million in Energy Efficiency expense related to the implementation of new energy efficiency programs as specified in the rate settlement agreement in the fourth quarter of 2020.

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

Eversource completed the acquisition of NESC on December 1, 2021, resulting in the addition of $21.7 million of goodwill, all of which was allocated to the Water Distribution reporting unit. Eversource completed the CMA asset acquisition on October 9, 2020, resulting in the addition of $51.9 million of goodwill, which included measurement period adjustments in 2021 resulting in an additional $9.6 million of goodwill. The goodwill was allocated to the Natural Gas Distribution reporting unit. On July 31, 2020, Eversource sold its water system and treatment plant that supplies water to the towns of Hingham, Hull and North Cohasset to the town of Hingham, Massachusetts, resulting in a reduction to goodwill of $23.6 million. This goodwill was previously reflected in the Water Distribution reporting unit.

In assessing goodwill for impairment, an entity is permitted to first assess qualitatively whether it is more likely than not that goodwill impairment exists as of the annual impairment test date. A quantitative impairment test is required only if it is concluded that it is more likely than not that a reporting unit’s fair value is less than it’s carrying amount. The annual goodwill assessment included a qualitative evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

Eversource completed its annual goodwill impairment test for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2021 and determined that no impairment existed. There were no events subsequent to October 1, 2021 that indicated impairment of goodwill.

 The following table presents goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2020	$2,544	$577	$399	$907	$4,427
Acquisition of CMA Assets	—	—	42	—	42
Sale of Hingham water system	—	—	—	(23)	(23)
Balance as of December 31, 2020	$2,544	$577	$441	$884	$4,446
CMA Measurement Period Adjustments	—	—	10	—	10
Acquisition of NESC	—	—	—	21	21
Balance as of December 31, 2021	$2,544	$577	$451	$905	$4,477

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2021.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2021 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2021, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2021.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 16, 2022, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsection, “Selection of Trustees,” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 25, 2022.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of Eversource Service.  Directors are elected annually to serve for one year until their successors are elected and qualified. CL&P is a wholly owned subsidiary of Eversource Energy.

Set forth below is certain information concerning CL&P’s directors as well as Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
James J. Judge	66	Executive Chairman of the Board and a Trustee of Eversource Energy
Joseph R. Nolan, Jr.	57	President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman and director of CL&P
Philip J. Lembo	66	Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P; director of CL&P
Gregory B. Butler	64	Executive Vice President and General Counsel of Eversource Energy and CL&P; director of CL&P
Christine M. Carmody	59	Executive Vice President-Human Resources and Information Technology of Eversource Energy
Penelope M. Conner	58	Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy
James W. Hunt, III	50	Executive Vice President-Corporate Relations and Sustainability and Secretary of Eversource Energy
Werner J. Schweiger	62	Executive Vice President and Chief Operating Officer of Eversource Energy; Chief Executive Officer and director of CL&P
Jay S. Buth	52	Vice President, Controller and Chief Accounting Officer of Eversource Energy and CL&P
James J. Judge. Mr. Judge has served as Executive Chairman of the Board of Eversource Energy since May 5, 2021 and as a Trustee of Eversource Energy since May 4, 2016. Previously, Mr. Judge served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy from May 3, 2017 until May 5, 2021, and as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017. Mr. Judge previously served as Chairman of CL&P from May 4, 2016 until May 5, 2021, and as a director of CL&P from April 10, 2012 until May 5, 2021. Based on his experience described above, Mr. Judge has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

Joseph R. Nolan, Jr. Mr. Nolan has served as President and Chief Executive Officer and a Trustee of Eversource Energy and as Chairman and a director of CL&P since May 5, 2021. Previously, Mr. Nolan served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy from February 5, 2020 until May 5, 2021, and as Executive Vice President-Customer and Corporate Relations of Eversource Energy from August 8, 2016 to February 5, 2020. Based on his experience described above, Mr. Nolan has the skills and qualifications necessary to serve as a Trustee of Eversource Energy and as a director of CL&P.

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

Penelope M. Conner. Ms. Conner has served as Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy since May 5, 2021. Previously, Ms. Conner served as Senior Vice President and Chief Customer Officer of Eversource Service from March 2, 2013 until May 5, 2021.

James W. Hunt, III. Mr. Hunt has served as Executive Vice President-Corporate Relations and Sustainability of Eversource Energy since May 5, 2021 and as Secretary of Eversource Energy since July 9, 2021. Previously Mr. Hunt served as Senior Vice President-Communications, External Affairs and Sustainability of Eversource Service from December 17, 2019 until May 5, 2021 and as Senior Vice President-Regulatory Affairs and Chief Communications Officer of Eversource Service from October 3, 2016 until December 17, 2019.

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

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

James W. Hunt, III
Executive Vice President and Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 25, 2022, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 11 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy. Its board of directors consists entirely of executive officers of Eversource Energy system companies. CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards. All of CL&P's “Named Executive Officers,” as defined below, also serve as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy. Compensation set by the Compensation Committee of Eversource Energy (the “Committee”) and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis (CD&A) provides information about Eversource Energy’s compensation principles, objectives, plans, policies and actions for its Named Executive Officers. The discussion describes the specific components used in its compensation programs and approach to executive compensation, how Eversource Energy measures performance, and how Eversource Energy’s compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2021 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of Eversource Energy’s compensation programs and the decisions that were made regarding 2021 performance. The CD&A also contains an assessment of performance measured against established 2021 goals and additional accomplishments, the compensation awards made by the Compensation Committee, and other information relating to Eversource Energy’s compensation programs, including:

●	Summary of 2021 Accomplishments	●	2021 Annual Incentive Program Assessment
●	Pay for Performance Philosophy	●	Long-Term Incentive Program
●	Executive Compensation Governance	●	Clawback and No Hedging and No Pledging Policies
●	Named Executive Officers	●	Share Ownership Guidelines & Retention Requirements
●	Overview of the Compensation Program	●	Other Benefits
●	Market Analysis	●	Contractual Agreements
●	Mix of Compensation Elements	●	Tax and Accounting Considerations
●	Results of 2021 Say on Pay Vote	●	Equity Grant Practices
●	Elements of 2021 Compensation	●	Compensation Committee Report
●	Risk Analysis of Executive Compensation

Summary of 2021 Accomplishments

2021 Financial and Operational Accomplishments

In 2021, Eversource Energy continued to outperform its peers in most financial metrics, demonstrated its leadership in ESG, and achieved substantially all of the operational goals as set by the Committee, while keeping its employees and customers safe. The following is a summary of some of the most important accomplishments in 2021:

•FINANCIAL PERFORMANCE: 2021 earnings per share equaled $3.54 per share, and non-GAAP earnings per share equaled $3.86. Non-GAAP earnings excludes the impact from the Connecticut Public Utilities Regulatory Authority (PURA) storm settlement agreement referenced in this CD&A, and the 2021 integration costs relating to the acquisition in 2020 of the assets of Columbia Gas Company of Massachusetts (Columbia Gas). (1)

(1)    Non-GAAP EPS presented in this Item 11 excludes $0.25 per share relating to the PURA settlement agreement penalty and the integration costs of $0.07 per share relating to the integration costs of the acquisition in 2020 of the assets of Columbia Gas. Eversource Energy uses this non-GAAP financial measure to more fully compare and explain 2021 results without including the impact of these one-time costs. Due to the effect of such costs on net income attributable to Eversource Energy common shareholders, Eversource’s management believes that the non-GAAP presentation is a more meaningful representation of Eversource Energy’s financial performance and provides additional information to readers in analyzing historical and future performance of the business. Non-GAAP financial measures should not be considered as alternatives to Eversource Energy’s consolidated net income attributable to common shareholders. For further information, see Exhibit A to this Item 11.

•DIVIDENDS PAID: The Board of Trustees increased the annual dividend rate by 6.2 percent for 2021 to $2.41 per share, which exceeded the median dividend growth rate of 4.7 percent for the utilities that constitute the Edison Electric Institute Index (EEI Utility Index).

•SHAREHOLDER RETURN: Eversource Energy’s Total Shareholder Return (TSR) in 2021 was 8.2 percent, compared to 17.1 percent for the EEI Index of 39 companies. Eversource continued to outperform the EEI Utility Index over the last three-, five- and 10-year periods. This long-term performance ranks Eversource among the top-10 companies in the Index. An investment of $1,000 in Eversource’s common shares for the 10-year period beginning January 1, 2012 was worth $3,452 on December 31, 2021. The following chart represents the comparative total shareholder returns for the periods ended December 31, 2021:

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Eversource received the approval of a comprehensive storm settlement agreement with PURA that provided for the resolution of several pending regulatory and legal proceedings and are ahead of plan on the integration of the assets acquired from Columbia Gas Company of Massachusetts. Eversource advanced the progress of Massachusetts Grid Modernization and successfully accelerated the recovery of 2020 investments for NSTAR Gas Company. In addition, Eversource received approval to defer $15.6 million of additional storm related costs and successfully negotiated and completed the acquisition of NESC, a New England water distribution company.

•CREDIT RATING: Eversource Energy continues to hold an A- Corporate Credit Rating at Standard & Poor’s. There is no other holding company with a higher credit rating in the EEI Utility Index.

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile in the industry in 2021; customer power interruptions were on average 19.2 months apart.

•RESTORATION PERFORMANCE: The average system outage duration was 69.8 minutes, top quartile in the utility industry for the fastest restoration time.

•SAFETY: Eversource’s safety performance was 0.9, measured by days away, restricted or transferred (DART) per 100 workers, which continued to outperform the industry in 2021. In addition to safety performance as measured by DART, the policies and procedures established at the onset of the pandemic contributed significantly to the successful overall safety performance. The strong partnerships that have been developed between Eversource’s management and union leadership have been of great assistance in both helping

Eversource employees stay safe throughout the pandemic and in advancing Eversource’s business initiatives, allowing for continuing overall strong performance. Eversource employees had less than one percent of COVID occupational contact cases in 2021.

•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 98.0 percent, which continued to outperform the industry.

•ELECTRIC STORM RESTORATION: Eversource successfully advanced its plan to transform its storm emergency response to enhance the customer experience by implementing internal and external staffing optimization; enhancing community portal two-way communications in real time during storm events; upgrading the information technology for the outage management and customer communication infrastructure to ensure scalability and efficiency; investing in technology and process improvements to ensure efficiency; and accuracy in the damage assessment phase.

•CLEAN ENERGY EXECUTION: Regarding Eversource’s offshore wind projects, Eversource successfully executed a ten-year agreement with the City of New London, Connecticut, to advance the New London Pier redevelopment project, giving Eversource’s partnership access to the leading offshore wind port in the Northeast, and made significant progress in advancing siting and permitting of all three of Eversource’s offshore wind projects (South Fork, Sunrise and Revolution Wind) at the federal and state levels. Eversource continues to advance the development of its electric vehicle infrastructure in both Connecticut and Massachusetts, successfully executed its first Massachusetts Grid Modernization plan, and submitted the next round of plan investments for approval, including Advanced Metering Infrastructure. Eversource also executed a $500 million annual energy efficiency (EE) program and filed and received Massachusetts Department of Public Utilities (MDPU) approval for a $1 billion new EE three-year program. Eversource continues to position its gas business for long term success in many areas, including stakeholder engagement, geothermal pilot deployment, advancing RNG/hydrogen supply options, and other methane emission reductions.

2021 Sustainability/ESG

•SUSTAINABILITY: Eversource’s strong environmental, social and governance performance once again received widespread recognition in 2021, which demonstrates its deep commitment to corporate responsibility, evidenced by the high ratings Eversource receives from leading sustainability rating firms. In 2021, Eversource was ranked at the top of a peer group of comparably sized U.S. utilities whose ESG performance is assessed by two leading sustainability rating firms. Eversource outperformed its goal to be in the 85th percentile compared to its peers with a combined end of-year ranking of 97 percent. Eversource continues to engage with operational and business partners to advance its sustainability strategy and drive performance that addresses the evolving expectations of its shareholders, customers, employees, regulators and the communities Eversource serves.

Eversource is taking steps to mitigate climate change impacts through leading clean energy initiatives and an industry leading emissions target to achieve carbon neutrality in its operations by 2030. In 2021, Eversource made progress toward this goal by engaging employees cross-functionally through dedicated committees focused on addressing emission reduction plans across all key emission sources, engaging internal and external stakeholders, and making preparations to offset the emissions that cannot be avoided. Eversource has reduced its carbon footprint by 17 percent since 2018 by executing its carbon reduction initiatives associated with fleet, electric line losses, SF6 gas used in electric switchgears, energy efficiency and leak prone gas pipe replacements. Looking beyond its operational greenhouse gas (GHG) emissions, Eversource also works with customers to reduce their impacts on the climate through solutions such as energy efficiency programs, enabling renewable energy interconnection, and advancing electric vehicle infrastructures and energy storage capabilities.

•COMMUNITY: Eversource continued to make a significant impact in its communities through its corporate philanthropy and extensive employee volunteer programs. Eversource employees devoted close to 23,600 hours in 2021 to volunteerism in the service territory communities, all under constraints imposed by the pandemic. Eversource’s 2021 charitable giving totaled $26.8 million, with major event lead sponsorships for the Eversource Walk for Children's Hospital of Boston, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship and Special Olympics in Connecticut, Massachusetts and New Hampshire. Many of these events were held virtually, and Eversource employees assisted in producing events to help ensure their success. Additionally, employees and retirees also contributed a record amount during the 2021 annual United Way campaign, The Power of U. The Eversource Energy Foundation continues to provide direct support to organizations and large regional initiatives within our service territories.

•DIVERSITY: Eversource continued to support several programs and agencies that address racial and ethnic disparities in customers' communities and beyond. Eversource also remains committed to developing a workforce that fully reflects the diversity of the people and communities it serves. Eversource’s hiring and talent practices emphasize diversity, equity, and inclusion, and Eversource encourages employees to embrace different people, perspectives, and experiences in the workplace and within its communities - regardless of their race, color, religion, national origin, ancestry, sex, gender identity, age, disability, marital status, sexual orientation, active military or veteran status. Eversource sustained its successful drive to increase workforce diversity and build a talent pipeline; in 2021, 57 percent of Eversource’s external hires were women or people of color; and 41.2 percent of external hires and internal promotions into leadership roles were women or people of color.

Eversource is a signatory to the CEO Action for Inclusion Pledge to advance diversity and inclusion in its workplace and a member of the Paradigm for Parity coalition committed to addressing gender parity. Programs, activities and discussions focused on diversity, equity and inclusion were offered to provide employees with education and experiences to further emphasize messages of racial and social justice. Eversource held bi-weekly listening sessions with its business resource group leaders and its Racial Equity Task Force has been focused on increasing equity through the lens of talent management, inclusion, and support for its diverse communities, including increasing business with diverse suppliers. Eversource held a highly attended Day of Understanding virtual event on how to hold conversations that advance racial equality, and Eversource continued its Senior Leadership-led employee town hall series focused on disrupting racism. Eversource followed the town hall series with allyship training and racial equity dialogues.

In addition, Eversource launched a D&I multicultural book club and held signature learning events to celebrate Black History Month, Hispanic Heritage Month, and Asian American Month, focusing on the history, contributions, and current challenges of each group. Eversource also continued its webinar series on employee resilience and self-care. An example of Eversource’s commitment to promote equity and diversity in its communities, is Eversource’s investment in Girls With Impact, a business and leadership program that funds scholarships for under-resourced young women in Connecticut and Massachusetts. Eversource’s investment is valued at nearly $225,000 and will fund 250 scholarships. In response to the continuing calls for racial, social and environmental justice, Eversource appointed a Vice President of Corporate Citizenship and Equity and launched a 15-member cross-functional pro-equity advisory team tasked with developing a strategy, guidelines, leadership toolkits, training materials and decision frameworks to promote equity in siting, customer-facing projects, procurement and philanthropy.

•EMPLOYEES: Eversource recognizes that its employees are its most valuable asset. Eversource has developed strategic workplans as part of the annual business and workforce planning process to address immediate and long-range needs to ensure that Eversource acquires, develops, and retains excellent talent. Virtual learning and development opportunities were provided to employees, including the launch of a career management series and a new hire networking series with executive overviews. No employees were subject to lay-offs as a result of the pandemic. Interactive engagement and support tools were leveraged to promote remote worker effectiveness supporting the workforce with business, leadership, and technical knowledge. Employee development programs were aligned to the strategic workforce plan to support succession within all levels of the organization. Programs like the Growth Opportunities for Leadership Development (GOLD) provide development for recent college graduates and were expanded to include employees new to the utility industry. The Transmission Training, Engineering Development, and Transmission Cohort programs promoted educational and professional development opportunities for recent college graduates. Tuition assistance programs, paid internships, co-ops, and other pipeline development programs continued to ensure progress in future workforce technical skills and competencies. Targeted training, development and educational opportunities were offered to our high potential employees to ensure their continued growth and development as future leaders. Thought provoking stretch assignments, high impact cross-functional team memberships, senior management interaction and exposure, targeted coaching and feedback, and diverse learning experiences that promote interdependent thinking and embrace alternative perspectives, while building teamwork and collaboration, represent core components of Eversource’s key talent development program.

Additionally, Eversource leveraged educational partnerships within the diverse communities it serves in critical trade and technical areas and have developed proactive sourcing strategies to attract experienced workers in highly technical roles in areas like engineering, electric and gas operations, and energy efficiency. As part of this process, Eversource added new college partnerships to increase its pipelines for diverse talent. Eversource also provides employees with fair pay, comprehensive benefits, and a variety of field and classroom training opportunities throughout their careers to support their ongoing success on the job.

The success of these programs, policies and opportunities is evidenced by Eversource’s most current comprehensive employee survey, which saw strong participation of 70 percent of the employee population and a high level of engagement, with an eight-point improvement in overall favorability.

•AWARDS: Eversource continued to receive numerous national awards for 2021 recognizing Eversource as a leader and catalyst in the areas of sustainability and ESG.

•Eversource was again ranked in the top 100 of America's Most Just Companies for 2021 by Forbes/JUST Capital. The listing recognizes corporate social responsibility and commitment to local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, shareholder return, fair pay and benefits, and equal opportunity.
•Newsweek magazine ranked Eversource as the #1 energy company in their 2021 list of the Most Responsible Companies. This listing is based on ESG performance as well as a public survey.
•Eversource was again selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies that have shown their commitment to advancing women's equality in the workplace and transparency in gender reporting.
•Eversource was recognized again by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for its commitment to recruiting, employing, and retaining veterans.
•Eversource was recognized as one of America's “best employers for diversity” by Forbes magazine, which surveyed over 50,000 U.S. employees regarding age, gender, ethnicity, LGBTQA and diversity in their current workplace.
•Eversource was again selected as a “most honored” company by Institutional Investor magazine in its survey of some 1,500 portfolio managers and investment analysts. Eversource was designated as being one of the top three utilities in each of the eight survey categories, including the No. 1 ranking for our Investor Relations officer.
•Eversource was recognized as a finalist by the Healthiest Employer Program for its commitment to workplace wellness and exceptional health benefits.
•Eversource was included in Barron's 2021 Most Sustainable Companies list. Barron's based its list on 230 performance indicators that address environmental, social and governance matters.

Achievement of the 2021 performance goals, additional accomplishments and the Compensation Committee’s assessment of Company and executive performance are more fully described in the section below titled “2021 Annual Incentive Program Assessment.” Specific decisions regarding executive compensation based upon the Committee’s assessment of Eversource and executive performance and market data are also described below.

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

Executive Compensation Governance

What Eversource DOES:

✓	Focus on Pay for Performance
✓	Maintain share ownership and holding guidelines
✓	Utilize balanced incentive metrics including both absolute and relative measures
✓	Deliver the majority of incentive compensation opportunity in long-term equity
✓	Broad financial and personal misconduct clawback policy relating to incentive compensation
✓	Maintain double-trigger change in control vesting provisions
✓	Hold shareholder engagement meetings throughout the year between management and our shareholders that discuss compensation governance
✓	75 percent of long-term incentive compensation is tied to performance
✓	100 percent of long-term incentive compensation paid in equity
✓	Engage an independent compensation consultant

✓	Hold an annual Say-on-Pay vote
✓	Payout limitations on incentive awards
✓	Maintain limited executive and Trustee trading window

What Eversource DOESN’T do:

✗	Tax gross ups in any new or materially amended executive compensation agreements
✗	Hedging, pledging or similar transactions by executives and Trustees
✗	Liberal share recycling
✗	Dividends on equity awards before vesting
✗	Discounts or repricing of options or stock appreciation rights
✗	Change in control agreements (since 2010)

•The executive share ownership and holding guidelines noted in this CD&A emphasize the importance of aligning management with shareholders. Under the share ownership guidelines, which require Eversource’s Executive Chairman and its Chief Executive Officer to hold shares equal to six times base salary, Eversource also requires executives to hold 100 percent of the shares awarded under the company’s stock compensation program until the share ownership guidelines have been met.

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

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this CD&A are referred to as the “Named Executive Officers” under SEC regulations. For 2021, CL&P’s Named Executive Officers were:

•Joseph R. Nolan, Jr., President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P
•Philip J. Lembo, Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P
•Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P
•Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P
•Christine M. Carmody, Executive Vice President-Human Resources and Information Technology of Eversource Energy
•James J. Judge, Executive Chairman of the Board of Eversource Energy

Overview of Eversource’s Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, who are referred to in this CD&A as “executives” and who are deemed to be “executive officers” under the SEC’s regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this CD&A refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all vice presidents and above. The compensation of Eversource’s Chief Executive Officer and its Executive Chairman is subject to the further review and approval of all of the independent Eversource Trustees.

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

The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Incumbent compensation levels may be set below the market median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in December 2021 indicated that Eversource’s aggregate executive compensation levels continue to be aligned with median market rates.

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

Pay Governance Independence. In February 2022, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules, and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, as well as the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance’s total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource Energy common shares or have any business or personal relationships with members of the Committee or the Eversource executives.

Role of Management. The role of Eversource’s management, and specifically the roles of Eversource’s Chief Executive Officer and the Executive Vice President-Human Resources and Information Technology, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. Eversource’s Chief Executive Officer also provides recommendations on the compensation for the other Eversource Named Executive Officers, except for the Executive Chairman. None of the executives makes recommendations that affect their individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2021 compensation:

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

MIX OF COMPENSATION ELEMENTS

Eversource targets the mix of compensation for its Chief Executive Officer and its other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix. The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward performance-based long-term compensation. Since the most senior positions have the greatest responsibility for implementing Eversource’s long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

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

The following table sets forth the contribution to 2021 Total Direct Compensation (TDC) of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
Joseph R. Nolan, Jr.	15%	17%	51%	17%	100%
Philip J. Lembo	25%	20%	41%	14%	100%
Werner J. Schweiger	25%	20%	41%	14%	100%
Gregory B. Butler	28%	20%	39%	13%	100%
Christine M. Carmody	28%	20%	39%	13%	100%
James J. Judge	14%	18%	51%	17%	100%
NEO average, excluding CEO and Executive Chairman	26.5%	20%	40%	13.5%	100%
(1)    The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)    Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

Changes to 2021 Long-Term Incentive Program

In engagement sessions with Eversource shareholders, Eversource received comments relative to the 50/50 mix of RSUs and Performance Shares in Eversource’s long-term incentive program. As a result, the Compensation Committee revised the Performance Share Program in response to these shareholder comments to further align our compensation programs with the Committee’s pay for performance philosophy, such that 75 percent of the 2021 – 2023 Program’s long-term incentive opportunity consists of Performance Shares and 25 percent consists of RSUs.

Results of Eversource's 2021 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a Say-on-Pay proposal). At Eversource’s Annual Meeting of Shareholders held on May 5, 2021, 88.3 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2020 compensation of the Named Executive Officers, as described in Eversource’s 2021 proxy statement. Eversource’s Say-on-Pay results, along with those of utility and general industry peers, are reviewed by the Committee annually to help assess whether Eversource shareholders continue to deem its executives’ compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource’s Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2021 COMPENSATION

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

•A variety of performance metrics, including financial, operational, customer service, ESG, diversity, safety and strategic goals and initiatives for annual performance awards to avoid excessive focus on a single measure of performance;

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

2021 ANNUAL INCENTIVE PROGRAM ASSESSMENT

In early February of 2021, the Committee established the terms of the 2021 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of Eversource’s Named Executive Officers that ranged from 70 percent to 125 percent of base salary.

At the February 2021 meeting, the Committee determined that for 2021 it would continue to base 70 percent of the annual incentive performance goals on Eversource’s overall financial performance and 30 percent of the annual performance goals on Eversource’s overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from zero percent to 200 percent of target. The Committee assigned weightings to each of the goals. For the financial component, the following goals were used: earnings per share, weighted at 60 percent, advancement of strategic growth initiatives and regulatory outcomes, weighted at 30 percent, and dividend growth, weighted at 10 percent. For the operational component, the Committee used the following goals: combined safety ratings, gas service response, diversity promotions and hires of leadership employee positions, and sustainability, customer and clean energy initiatives, weighted at 50 percent, service reliability weighted at 25 percent, and restoration of outages duration, weighted at 25 percent.

In establishing the individual annual performance goals, the Committee sets stretch goals for both the Financial and Operational components. Many of the goals use performance ranges, as opposed to threshold or target ranges, whereby the lower end of the performance range does not represent average or less compared to industry peers, or other similar performance benchmarks, but requires performance that exceeds industry standards, peer performance and other benchmarks in order to be met, while achievement at the higher end of the range represents superior performance. Achieving performance of these stretch goals within the particular range will therefore justify an assessment beyond target.

2021 Performance Goals

At the December 2021 meeting of the Committee, Eversource’s management provided an initial review of its 2021 performance, followed in February 2022 by a full assessment of the performance goals, the additional accomplishments noted below under the caption “Additional Factors” and the overall performance of Eversource and its executives. In addition to these meetings, the Committee and the Eversource Board were provided updates during 2021 on corporate performance. At the February 2, 2022 meeting, the Committee determined, based on its assessment of the financial and operational performance goals and the other factors noted above, to set the level of achievement of combined financial and operational performance goals results at 160 percent, reflecting the strong performance of Eversource and its executive team in executing Eversource’s Operating Plan and adapting quickly to the constantly changing COVID-19 pandemic to keep its customers and employees safe and to maintain effective operations. In arriving at this determination, the Committee determined that the weighted financial performance goals result was 116 percent and the weighted operational performance goals result was 44 percent. Eversource’s Chief Executive Officer recommended to the Committee awards for its executives (other than himself and the Executive Chairman) based on his assessment of each executive’s individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive’s contributions to the overall performance of Eversource. The actual awards determined by the Committee were also based on the same criteria.

Financial Performance Goals Assessment

•FINANCIAL PERFORMANCE: Eversource’s non-GAAP earnings per share in 2021 of $3.86, which excludes the two adjustments to earnings as described in Exhibit A to this Item 11, increased by 6.0 percent when compared to non-GAAP earnings per share in 2020, and exceeded the established goal of $3.85. Eversource was able to achieve this goal through effective management of the 2021 Operating Plan on a day-by-day basis, including execution of its $3.5 billion utility capital plan, and by overcoming several challenges to plan achievement, including higher than plan O&M expenses caused primarily by the significant number and severity of storm events, higher employee-related costs, and the financial and operational impacts of the COVID-19 pandemic. Please see Exhibit A to this Item 11, which provides detailed information of GAAP and non-GAAP financial information and the Committee's determination with respect to the earnings per share goal. The Committee determined the earnings per share goal to have attained a 160 percent performance result.

•DIVIDEND GROWTH: Eversource increased its dividend to $2.41 per share, a 6.2 percent increase from the prior year, significantly above the utility industry's median dividend growth of 4.7 percent for the EEI Utility Index. The Committee determined this goal to have attained a 160 percent performance result.

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Eversource received the approval of a comprehensive storm settlement agreement with PURA that provided for the resolution of several pending regulatory and legal proceedings and are ahead of plan on the integration of the assets acquired from Columbia Gas Company of Massachusetts. Eversource advanced the progress of Massachusetts Grid Modernization and accelerated the recovery of 2020 investments for NSTAR Gas Company. In addition, Eversource received approval to defer $15.6 million of additional storm related costs and successfully negotiated and completed the acquisition of NESC, a New England water delivery company. The Committee determined this goal to have attained a 180 percent performance result.

Operational Performance Goals Assessment

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile in the industry in 2021; customer power interruptions were on average 19.2 months apart. The Committee determined this goal to have attained a 165 percent performance result.

•RESTORATION PERFORMANCE: The average system outage duration was 69.8 minutes, which was in the top quartile of the utility industry for the fastest restoration time. The Committee determined this goal to have attained a 160 percent performance result.

•SAFETY: Eversource’s safety performance was 0.9, measured by days away, restricted or transferred (DART) per 100 workers, which continued to outperform the industry in 2021. In addition to our safety performance as measured by DART, the policies and procedures Eversource established at the onset of the pandemic were and continue to be a significant and successful part of our overall safety performance. The strong partnerships that have been developed between management and union leadership have been of great assistance in both helping Eversource’s employees stay safe throughout the pandemic and in advancing Eversource’s business initiatives, allowing for continuing overall strong company performance. Eversource employees had less than one percent of COVID occupational contact cases in 2021. The Committee determined this goal to have attained a 90 percent performance result.

•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 98.0 percent, which continued to outperform the industry. The Committee determined this goal to have attained a 175 percent performance result.

•DIVERSITY: Eversource continued to support many programs and agencies that address racial and ethnic disparities in our customers' communities and beyond. Eversource also remains committed to developing a workforce that fully reflects the diversity of the people and communities Eversource serves. Eversource’s hiring and talent practices emphasize diversity, equity, and inclusion and encourage employees to embrace different people, perspectives, and experiences in the workplace and within its communities – regardless of their race, color, religion, national origin, ancestry, sex, gender identity, age, disability, marital status, sexual orientation, active military or veteran status. Eversource sustained its successful drive to increase workforce diversity and build a diverse talent pipeline; in 2021, 57 percent of external hires were women or people of color and 41.2 percent of external hires and internal promotions into leadership roles were women or people of color, slightly below the stretch goal of 45 percent. The Committee determined this goal to have attained a 90 percent performance result.

•SUSTAINABILITY: Eversource’s strong environmental, social and governance performance once again received widespread recognition in 2021, which demonstrates its deep commitment to corporate social responsibility, as evidenced by the high ratings it receives from leading sustainability rating firms. In 2021, Eversource was ranked at the top of a peer group of comparably sized U.S. utilities whose ESG performance is assessed by two leading sustainability rating firms. Eversource outperformed its goal to be in the 85th percentile compared to peers with a combined end-of-year ranking of 97 percent. Eversource continues to engage with operational and business partners to advance its sustainability strategy and drive performance that addresses the evolving expectations of shareholders, customers, employees, regulators and the communities Eversource serves.

Eversource took steps to mitigate climate change impacts through leading clean energy initiatives and an industry leading emissions target to achieve carbon neutrality in its operations by 2030. In 2021, Eversource made progress toward this goal by engaging employees cross-functionally through dedicated committees focused on addressing emission reduction plans across all key emission sources, engaging internal and external stakeholders and making preparations to offset the emissions that cannot be avoided. Eversource has reduced its carbon footprint by 17 percent since 2018 by executing its carbon reduction initiatives associated with fleet, electric line losses, SF6 gas used in electric switchgears, energy efficiency and leak prone gas pipe replacements. Looking beyond its operational GHG emissions, Eversource also worked with customers to reduce their impacts on the climate through solutions such as energy efficiency programs, enabling renewable energy interconnection, and advancing electric vehicle infrastructure and energy storage capabilities. The Committee determined this goal to have attained a 200 percent performance result.

•ELECTRIC STORM RESTORATION: Eversource implemented a municipal information portal and storm restoration dashboards, developed an internal information desk to provide real time, accurate and consistent information to municipal leaders and customers, enhanced the staffing plan for all emergency response plan (ERP) levels, including a new public safety process and organization, and launched an enhanced crew tracking and oversight process. In addition, Eversource stress tested its critical IT systems to ensure reliability during large scale events and developed strategic partnerships with regulators, legislators, first responders, media and meteorologists to better align and help reinforce our storm coordination. Eversource completed updated documentation, filed its enhanced ERP plan with PURA, and completed plan roll out across all three states that Eversource serves. These enhancements were on display during Tropical Storm Elsa and the October 2021 Nor'easter and were well received by customers, communities and other key stakeholders. While the Committee found Eversource to have substantially achieved its storm response goal, it felt that due to the importance of this goal to ensuring outstanding performance for customers, the 2021 target achievement standard for this goal category should be increased. The Committee determined this goal to have attained an 80 percent performance result.

•CLEAN ENERGY EXECUTION: Eversource successfully executed a 10-year agreement with the City of New London, Connecticut and continues to progress the New London State Pier redevelopment project, which provides its partnership access to the leading offshore wind port in the Northeast, and it made significant progress to advance siting and permitting of all three of its offshore wind projects at the federal and state levels. Eversource advanced the development of its electric vehicle infrastructure in Massachusetts and

Connecticut, successfully executed its first Massachusetts Grid Modernization plan, submitted the next round of investments for approval, including Advanced Metering Infrastructure, and successfully executed its $500 million Energy Efficiency (EE) Plan. In addition, Eversource filed and received Massachusetts DPU approval for its new $1 billion Massachusetts three-year EE program. The Committee determined this goal to have attained a 125 percent performance result.

2021 Annual Incentive Program Performance Assessments

Financial Performance Goals
Category	2021 Goal	Eversource Performance	Assessment
Earnings Per Share	$3.85 earnings per share	Achieved: Non-GAAP earnings per share, excluding the PURA approved comprehensive settlement agreement and Columbia Gas integration costs, equaled $3.86 per share, an increase of 6.0% over 2020 non-GAAP earnings per share and exceeding our peers’ average growth rate	160%
Dividend Growth	Increase dividend beyond industry average	Achieved: Increased dividend to $2.41 per share, a $0.14 increase and 6.2% growth over 2020, exceeding the industry median of 4.7%	160%
Strategic Growth Initiatives	Advancement of Key Strategic Projects and Regulatory Outcomes	Achieved: Received approval of a comprehensive PURA approved settlement agreement and the integration of the Columbia Gas acquisition advanced ahead of plan and below budget. Made progress to advance MA Grid Mod, accelerated recovery of 2020 capital investments for NSTAR Gas Company, received MDPU Order allowing deferment of additional storm costs and completed the acquisition by our Aquarion Company of NESC	180%
Weightings = Earnings Per Share: 60%; Dividend Growth: 10%; Strategic Growth Initiatives: 30%

Operational Performance Goals
Category	2021 Goal	Eversource Performance	Assessment
Reliability – Average Months Between Interruptions (MBI)	Achieve MBI of within 17.2 to 19.2 months	Achieved: MBI = 19.2 months. At the top level of the performance goal’s range and in the top decile of the industry peer group	165%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 64 to 77 minutes	Achieved: SAIDI = 69.8 minutes. At the middle of the performance range, and in the top quartile of the industry group as measured by recognized industry standards	160%
Safety Rate (Days Away Restricted Time (DART))	0.6 – 0.8 DART	Not Achieved: 0.9 DART – Just outside of performance range of the goal and exceeding industry peers, with strong performance in responding to the pandemic	90%
Gas Service Response	95% - 97% on time	Exceeded: 98.0%; Performance above industry average, meeting or exceeding all regulatory requirements, and above the high level of the performance goal range	175%
Diverse Leadership	45% diverse hires or promotions of leadership level	Not Achieved: 41.2% - Under the aggressive goal of 45%, which was significantly increased in 2021 from 40% to 45%	90%
Sustainability Ranking	85th percentile vs. US peer companies	Exceeded: At 97th percentile, Eversource outperformed the peer group and is well into the first quartile; received numerous recognitions and awards acknowledging Eversource’s sustainability excellence again in 2021	200%
Transform the Storm Emergency Response Plan to Enhance the Customer Experience	Improved storm restoration customer communications, upgraded outage management, customer and IT technology	Achieved: Successfully transformed the storm emergency response plan in several key areas including public safety, municipal communications, technology and strategic partnerships. Enhancements were successfully tested during storm events in the second half of the year	80%
Clean Energy Execution	Successfully advance and execute clean energy initiatives	Achieved: Successfully advanced several clean energy initiatives, including the carbon neutral initiative, offshore wind ventures, electric vehicle infrastructure development, grid modernization and positioning gas for a clean energy future. Successfully executed the annual $500 million EE plan. Also successfully received approval of the Company’s new $1 billion 3-year (2022-2024) Massachusetts EE program	125%
Weightings = Reliability: 25%; Restoration: 25%; Safety, Gas Response, Diversity, Sustainability and Key Initiatives: 50%

Performance Goals Assessment
Financial Performance at 166% (weighted 70%)	116%
Operational Performance at 145% (weighted 30%)	44%
Overall Performance	160%

Additional Factors

The following important financial, strategic, environmental and customer-focused results were also considered by the Committee in assessing overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•Eversource was again ranked in the top 100 of America's Most Just companies for 2021 by Forbes/JUST Capital. The listing recognizes corporate social responsibility and commitment to the local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, shareholder return, fair pay and benefits, and equal opportunity.

•Again this year, Newsweek magazine ranked Eversource as the #1 energy company in their 2021 list of the Most Responsible Companies. This listing is based on ESG performance as well as a public survey.

•Eversource was again selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies that have shown their commitment to advancing women's equality in the workplace and transparency in gender reporting.

•Eversource was again recognized by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for its commitment to recruiting, employing, and retaining veterans.

•Eversource was recognized as one of America's “best employers for diversity” by Forbes magazine, which surveyed over 50,000 U.S. employees regarding age, gender, ethnicity, LGBTQA, and diversity in their current workplace.

•Eversource was recognized as a finalist by the Healthiest Employer Program for its commitment to workplace wellness and exceptional health benefits.

•Eversource was included in Barron’s 2021 Most Sustainable Companies list. Barron’s bases this list on 230 performance indicators that address environmental, social and governance matters.

•Eversource was again selected as a “most honored” company by Institutional Investor magazine in its survey of some 1,500 portfolio managers and investment analysts. Eversource was designated as being one of the top three utilities in each of the eight survey categories, including the No. 1 ranking for Eversource’s Investor Relations officer.

•Eversource’s 2021 charitable giving totaled $26.8 million, including major event lead sponsorships for the Eversource Walk for Children’s Hospital of Boston, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship, and Special Olympics in Connecticut and New Hampshire. Many of these events were held “virtually,” and Eversource employees again assisted in carrying out of these events to help ensure their success.

Individual Executives' Performance Factors Considered by the Committee

It is the Committee’s philosophy to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, sustainability, strategic and diversity goals and objectives. The Committee also reviews and assesses individual executive performance. The Committee based the annual incentive payments on team performance and the Committee’s assessment of each executive’s individual performance in supporting the performance goals, additional achievements, and overall results of Eversource. With respect to the Chief Executive Officer and the Executive Chairman, the Committee and the independent Trustees assessed performance. Based on the recommendations of the Chief Executive Officer as to executives other than himself and the Executive Chairman, the Committee assessed the performance of the Named Executive Officers and Eversource to be excellent in totality and approved annual incentive program payments for the Named Executive Officers at levels that ranged from 149 percent to 182 percent of target. These payments reflected the individual and team contributions of the Named Executive Officers in achieving the goals and the additional accomplishments and Eversource’s overall performance.

In determining Mr. Nolan’s and Mr. Judge’s annual incentive payments of $2,250,000 and $2,246,000, respectively, which were 170 percent and 160 percent of target, respectively, and which reflect their and Eversource’s excellent 2021 performance, the Committee and the Board considered the totality of Eversource’s success in accomplishing the goals set by the Committee. Mr. Judge was elected Executive Chairman and Mr. Nolan was elected Chief Executive Officer in May of 2021. The Committee also reviewed the additional accomplishments of Eversource and Mr. Nolan’s and Mr. Judge’s performance in leading Eversource towards another very successful year financially, operationally and in all elements and principles of ESG.

2021 and 2020 Annual Incentive Program Awards
Named Executive Officer	2021 Award	2020 Award
Joseph R. Nolan, Jr.	$2,250,000	$850,000
Philip J. Lembo	1,050,000	950,000
Werner J. Schweiger	1,000,000	950,000
Gregory B. Butler	700,000	700,000
Christine M. Carmody (1)	650,000	—
James J. Judge	2,246,000	2,750,000
(1)    Ms. Carmody was not a Named Executive Officer in 2020.

Long-Term Incentive Program

Eversource’s long-term incentive program is intended primarily to focus on its longer-term strategic goals and to also help retain its executives. A new three-year program commences every year. For 2021, executives’ long-term incentive opportunity consisted of 75 percent Performance Shares and 25 percent RSUs. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource’s common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued company and share price growth to further align the interests of its executives with the interests of its shareholders.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning executive compensation with performance. Performance Shares are granted as a target number of Eversource Energy common shares. The number of Performance Shares is determined by dividing the target grant value in dollars by the average daily closing prices of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the performance period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares are deemed to be invested in additional Performance Shares, which remain at risk and are not distributed until actual performance for the period is determined and vesting takes place.

Performance Shares under the 2021 – 2023, 2020 – 2022 and 2019 – 2021 Programs

For the 2021 – 2023 Program, the Committee determined it would continue to measure performance using: (i) average diluted earnings per share growth (EPSG); and (ii) relative total shareholder return (TSR) measured against the performance of companies that comprise the EEI Index. As in previous years, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. The Committee considers it a best practice to use a combination of relative and absolute metrics, with absolute EPS growth serving as a key input to shareholder value and relative TSR serving as the output.

For the 2021 – 2023 Program, Eversource also increased the percentage of total long-term incentive opportunity that is provided in Performance Shares to 75 percent and decreased the percentage of total long-term incentive opportunity that is provided in RSUs to 25 percent in response to shareholder comments that Eversource received at shareholder engagement sessions which suggested that the percentage of performance shares should be increased, and to further align the compensation programs with the Committee’s pay for performance philosophy.

The number of Performance Shares awarded at the end of the three-year period ranges from zero percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrices below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and are measured in dollars. The target number of shares under the 2021 – 2023 Program for our Named Executive Officers ranged from 135 percent to 360 percent of base salary. Vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance as set forth in the charts that follow. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource’s share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent members of the Board determined the Performance Share grants for the Chief Executive Officer and the Executive Chairman. Based on input from the Chief Executive Officer, the Committee determined the Performance Share grants for each of the other executive officers, including the other Named Executive Officers. For all three programs, the Committee used the same performance measures of EPSG and TSR.

The performance matrices set forth below describe how the Performance Share payout was determined under the 2019 – 2021 Program and how the Performance Share payout will be determined under the 2020 – 2022 Program and the 2021 – 2023 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target.

2019 – 2021 Long-Term Incentive Programs Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

2020 — 2022 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9.5%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8.5%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7.5%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6.5%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5.5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4.5%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3.5%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2.5%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1.5%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0.5%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
0.0%	—	—	—	10%	20%	30%	40%	50%	70%	70%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

2021 — 2023 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
10.0%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
9.0%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
8.0%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
7.0%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
6.0%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
5.0%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
4.0%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
3.0%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
2.0%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
1.0%	—	—	20%	30%	50%	60%	80%	80%	100%	110%
0.0%	—	—	—	10%	20%	30%	40%	50%	60%	70%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	2021 — 2023 Performance Share Grant
Joseph R. Nolan, Jr.	11,382
Philip J. Lembo	13,416
Werner J. Schweiger	14,348
Gregory B. Butler	10,215
Christine M. Carmody	8,250
James J. Judge	55,697

Results of the 2019 – 2021 Performance Share Program

The 2019 – 2021 Program was completed on December 31, 2021. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.9 percent and a three-year total shareholder return at the 87th percentile, which, when interpolated in accordance with the criteria established by the Committee, resulted in vesting performance share units at 156 percent of target. 2019, 2020 and 2021 non-GAAP earnings per share, as described in Exhibit A to this Item 11, were the basis for performance level assessment determined by the Committee at its February 2020, 2021 and 2022 meetings. At its February 2, 2022 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2019 – 2021 Long-Term Incentive Program Performance Share Awards
Named Executive Officer	Performance Share Award
Joseph R. Nolan, Jr.	12,918
Philip J. Lembo	17,120
Werner J. Schweiger	17,120
Gregory B. Butler	14,112
Christine M. Carmody	11,399
James J. Judge	78,372

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

The Committee determined RSU grants for each Eversource executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant. In 2021, the percentage used for each Eversource Named Executive Officer was based on their position in Eversource and ranged from 45 percent to 120 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each executive officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for its Chief Executive Officer and the Executive Chairman. Based on input from Eversource’s Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including Eversource’s Named Executive Officers.

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

	RSUs Granted
Named Executive Officer	2019	2020	2021 (1)
Joseph R. Nolan, Jr.	7,623	7,616	3,944
Philip J. Lembo	10,103	8,635	4,472
Werner J. Schweiger	10,103	9,235	4,782
Gregory B. Butler	8,328	6,575	3,404
Christine M. Carmody (2)	—	—	2,749
James J. Judge	46,249	35,849	18,566
(1)    Reflects change for 2021 to 75 percent Performance Shares/25 percent RSUs.

(2)    Ms. Carmody was not a Named Executive Officer in 2019 or 2020.

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

No Hedging and No Pledging Policy

Eversource has a long-standing policy prohibiting the purchase of any financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of its common shares or other equity securities of Eversource or its subsidiaries by its Trustees and executives, including exchange-traded options to purchase or sell securities of Eversource (so-called “puts” and “calls”) or financial instruments that are designed to hedge or offset any decrease in the market value of securities of Eversource (including, but not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds). This policy also prohibits short sales, the holding of any Eversource common shares in a margin account, borrowing shares, selling future securities that establish a position that increases in value as the value of Eversource’s stock decreases, or pledging Eversource’s common shares. The policy applies to Trustees and executives but not to non-executives and does not apply to broad-based index funds or similar transactions.

Share Ownership Guidelines and Retention Requirements

The Committee has approved share ownership guidelines to further emphasize the importance of share ownership by Eversource officers. As indicated in the table below, the guidelines call for Eversource’s Chief Executive Officer and the Executive Chairman to own common shares equal to six times base salary, executive vice presidents to own a number of common shares equal to three times base salary, senior vice presidents to own common shares equal to two times base salary, and all other officers to own a number of common shares equal to one to one and one-half times base salary. Officers and Eversource Trustees may only transact in Eversource Energy common shares during approved trading windows and are subject to continuing compliance with these share ownership guidelines.

Executive Officer	Base Salary Multiple
Chief Executive Officer/Executive Chairman	6
Executive Vice Presidents	3
Operating Company Presidents / Senior Vice Presidents	2
Vice Presidents	1 – 1.5

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

Other Benefits

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintains a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody, and approximately 50 percent of such compensation for Mr. Butler. The supplemental program was discontinued in 2012 for newly elected officers.

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

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first eight percent of eligible base salary, up to a maximum of $11,600 per year for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody. For Mr. Butler, the program provides a match of 100 percent of the first three percent of eligible base salary, up to a maximum of $8,770 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2021, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning benefits, vehicle leasing and access to tickets to sporting events. The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource currently maintains contractual agreements with all of its Named Executive Officers that provide for potential compensation in the event of certain terminations, including termination following a Change in Control. These agreements were made to attract and retain high quality executives and to ensure executive focus on Eversource’s business during the period leading up to a potential Change in Control, though Eversource has not entered into a Change in Control or employment agreement with any executive since 2010. The agreements are “double-trigger” agreements that provide executives with compensation in the event of a Change in Control followed by termination of employment due to one or more of the events set forth in the agreements, while still providing an incentive to remain employed with Eversource for the transition period that follows.

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

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of the Compensation Committee (subject to further approval by all of the independent members of the Eversource Board of Trustees of its Chief Executive Officer’s and its Executive Chairman’s awards) when the Committee also determines base salary, annual incentive opportunities, long-term incentive compensation grants, and annual and long-term performance plan awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P’s principal executive officer (Mr. Nolan), CL&P’s principal financial officer (Mr. Lembo), the three other most highly compensated executive officers in 2021, and Mr. Judge, who served as Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P during a portion of 2021, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the tables and footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on their behalf for the fiscal year ended December 31, 2021 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to the Company and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (4)	Non-Equity Incentive Plan (5)	Change in Pension Value and Non- Qualified Deferred Earnings (6)	All Other Compen- sation (7)	SEC Total	Adjusted SEC Total (8)
Joseph R. Nolan, Jr. (1)	2021	$1,004,424	$1,441,650	$2,250,000	$1,705,782	$65,222	$6,467,078	$4,761,296
President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2020	630,962	1,419,699	850,000	2,134,658	18,921	5,054,240	2,919,582
	2019	589,616	1,100,380	774,000	3,283,296	20,388	5,767,680	2,484,384
Philip J. Lembo	2021	720,001	1,634,650	1,050,000	713,766	20,685	4,139,102	3,425,336
Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2020	718,846	1,609,650	950,000	1,248,852	21,985	4,549,333	3,300,481
	2019	680,579	1,458,368	1,000,000	1,318,800	20,390	4,478,137	3,159,337
Werner J. Schweiger	2021	770,001	1,748,151	1,000,000	852,718	19,989	4,390,859	3,538,141
Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P	2020	765,885	1,721,496	950,000	2,698,083	20,657	6,156,121	3,458,038
	2019	692,694	1,458,368	1,050,000	2,218,536	21,846	5,441,444	3,222,908
Gregory B. Butler	2021	670,002	1,244,544	700,000	465,628	11,656	3,091,830	2,626,202
Executive Vice President and General Counsel of Eversource Energy and CL&P	2020	670,292	1,225,646	700,000	1,637,907	15,839	4,249,684	2,611,777
	2019	643,270	1,202,147	740,000	2,948,208	15,518	5,549,143	2,600,935
Christine M. Carmody (2)	2021	541,001	1,005,122	650,000	645,323	19,983	2,861,429	2,216,106
Executive Vice President-Human Resources and Info Technology of Eversource Energy	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
James J. Judge (3)	2021	1,128,078	6,786,337	2,246,000	—	60,526	10,220,941	10,220,941
Executive Chairman of Eversource Energy	2020	1,371,615	6,682,612	2,750,000	3,742,215	28,834	14,575,276	10,833,061
	2019	1,319,232	6,676,043	3,000,000	8,784,256	26,557	19,806,088	11,021,832
(1)    Mr. Nolan was elected President and Chief Executive Officer of Eversource Energy on April 7, 2021, effective as of the May 5, 2021 Eversource Board of Trustees meeting. He has served as Chairman of the Board and a director of CL&P since May 5, 2021. Mr. Nolan previously served as Executive Vice President – Strategy, Customer and Corporate Relations of Eversource Energy.

(2)    Ms. Carmody was not a Named Executive Officer in 2019 and 2020.

(3)    Mr. Judge transitioned to Executive Chairman of the Board of Eversource Energy effective as of the May 5, 2021 Eversource Board of Trustees meeting. He previously served as President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P.

(4)    RSUs were granted to each Named Executive Officer in 2021 as long-term compensation, which vest in equal annual installments over three years. Each of the Named Executive Officers was also granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the performance conditions described in the CD&A are achieved as of December 31, 2023. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Nolan: $1,609,034; Mr. Lembo: $1,824,442; Mr. Schweiger: $1,915,185; Mr. Butler: $1,389,138; Ms. Carmody: $1,121,918 and Mr. Judge: $7,574,235.

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

(5)    Includes payments to the Named Executive Officers under the 2021 Annual Incentive Program: Mr. Nolan: $2,250,000; Mr. Lembo: $1,050,000; Mr. Schweiger: $1,000,000; Mr. Butler: $700,000; Ms. Carmody: $650,000 and Mr. Judge: $2,246,000.

(6)    Includes the actuarial increase in the present value from December 31, 2020 to December 31, 2021 of the Named Executive Officers’ accumulated benefits under all of our defined benefit pension programs and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2021, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares.

(7)    Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $11,600 for each of Messrs. Nolan, Lembo, Schweiger, and Judge and Ms. Carmody, and $8,700 for Mr. Butler. For Mr. Nolan, the value shown includes financial planning services valued at $5,500, $4,085, representing the value in 2021 of a company-owned vehicle provided to Mr. Nolan, and $44,036 for home security systems provided in accordance with Eversource’s security protocols. For Mr. Judge, the value shown includes financial planning services valued at $5,500, $7,982, representing the value in 2021 of a company-owned vehicle provided to Mr. Judge, and $35,444 for the installation of home wi-fi and related equipment in accordance with the Eversource’s cybersecurity protocols. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

(8)    The amounts in the Adjusted SEC Total column reflect an adjustment to the total compensation reported in the column marked SEC Total. The Adjusted SEC Total subtracts the actuarial change in pension value disclosed in the column titled “Change in Pension Value and Non-Qualified Deferred Earnings” as further described in footnote 6 above in order to reflect compensation earned during the year by the executive without consideration of pension benefit impacts. The amounts in this column differ substantially from, and are not a substitute for, the amounts noted in the SEC Total.

GRANTS OF PLAN-BASED AWARDS DURING 2021

The Grants of Plan-Based Awards Table below provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2021. The table also discloses the underlying equity awards and the grant date for equity-based awards. Eversource has not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
Joseph R. Nolan, Jr.
Annual Incentive (4)	2/8/21	$660,000	$1,320,000	$2,640,000	$—	$—	$—	$—	$—
Long-Term Incentive (5)	2/8/21	—	—	—	—	11,832	23,664	3,944	1,441,650
Philip J. Lembo
Annual Incentive (4)	2/8/21	288,000	576,000	1,152,000	—	—	—	—	—
Long-Term Incentive (5)	2/8/21	—	—	—	—	13,416	26,832	4,472	1,634,650
Werner J. Schweiger
Annual Incentive (4)	2/8/21	308,000	616,000	1,232,000	—	—	—	—	—
Long-Term Incentive (5)	2/8/21	—	—	—	—	14,348	28,696	4,782	1,748,151
Gregory B. Butler
Annual Incentive (4)	2/8/21	234,500	469,000	938,000	—	—	—	—	—
Long-Term Incentive (5)	2/8/21	—	—	—	—	10,215	20,430	3,404	1,244,544
Christine M. Carmody
Annual Incentive (4)	2/8/21	189,500	379,000	758,000	—	—	—	—	—
Long-Term Incentive (5)	2/8/21	—	—	—	—	8,250	16,500	2,749	1,005,122
James J. Judge
Annual Incentive (4)	2/8/21	702,000	1,404,000	2,808,000	—	—	—	—	—
Long-Term Incentive (5)	2/8/21	—	—	—	—	55,697	111,394	18,566	6,786,337
(1)    Reflects the number of performance shares granted to each of the Named Executive Officers on February 8, 2021 under the 2021 – 2023 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2023. At the end of the Performance Period, Eversource common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the number of common shares underlying the performance shares that are actually awarded. No dividends are paid unless and until the underlying shares vest. The Annual Incentive Program did not include an equity component.

(2)    Reflects the number of RSUs granted to each of the Named Executive Officers on February 8, 2021 under the 2021 – 2023 Long-Term Incentive Program. RSUs vest in equal installments on February 8, 2022, 2023 and 2024. Eversource common shares are distributed with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares actually distributed in respect of the underlying RSUs. No dividends are paid unless and until the underlying shares vest.

(3)    Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 8, 2021 under the 2021 – 2023 Long-Term Incentive Program.

(4)    The threshold payment under the Annual Incentive Program is 50 percent of target. The actual payments in 2021 for performance in 2021 are set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

(5)    Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2021 – 2023 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2021

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2021 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
Joseph R. Nolan, Jr.	12,186	$28,505	139,057	$2,593,391
Philip J. Lembo	14,346	1,305,186	33,906	3,084,761
Werner J. Schweiger	15,088	1,372,677	35,499	3,229,707
Gregory B. Butler	11,152	1,014,649	26,507	2,411,585
Christine M. Carmody	9,007	819,483	21,409	1,947,763
James J. Judge	61,116	5,560,302	145,440	13,232,101

(1)    Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)    A total of 71,079 unvested RSUs vested on February 15, 2022 (Mr. Nolan: 6,796; Lembo: 8,234; Mr. Schweiger: 8,553; Mr. Butler: 6,500; Ms. Carmody: 5,249; and Mr. Judge: 35,747). A total of 38,809 unvested RSUs will vest on February 15, 2023 (Mr. Nolan: 4,037; Mr. Lembo: 4,578, Mr. Schweiger: 4,895; Mr. Butler: 3,485, Ms. Carmody: 2,813; and Mr. Judge: 19,001). A total of 13,005 unvested RSUs will vest on February 15, 2023 (Mr. Nolan: 1,353; Mr. Lembo: 1,534; Mr. Schweiger: 1,640; Mr. Butler: 1,168; Ms. Carmody: 943 and Mr. Judge: 6,367).

(3)    The market value of RSUs is determined by multiplying the number of RSUs by $90.98, the closing price of Eversource Energy common shares on December 31, 2021, the last trading day of the year.

(4)    Reflects the target payout level for performance shares granted under the 2019 – 2021 Program, the 2020 – 2022 Program and the 2021 – 2023 Program.

The performance period for the 2019 – 2021 Program ended on December 31, 2021. Awards under that program are set forth in the CD&A under the “Results of the 2019 – 2021 Performance Share Program.”

The performance share awards for 2020 – 2022 Program and the 2021 – 2023 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under “Performance Shares” in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2020 – 2022 Program, a total of 77,413 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2021. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Nolan: 8,052; Mr. Lembo: 9,129; Mr. Schweiger: 9,764, Mr. Butler: 6,952; Ms. Carmody: 5,614 and Mr. Judge: 37,902. Under the 2021 – 2023 Program, a total of 117,030 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2023. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Nolan: 12,172; Mr. Lembo: 13,802; Mr. Schweiger: 14,761; Mr. Butler: 10,509; Ms. Carmody: 8,487; and Mr. Butler: 10,509. No dividends are paid unless and until the underlying shares vest.

(5)    The market value is determined by multiplying the number of performance shares in the adjacent column by $90.98, the closing price of Eversource Energy common shares on December 31, 2021, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2021

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2021. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2021. There were no options exercised as Eversource has not granted options since 2002.

	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting (2)
Name
Joseph R. Nolan, Jr.	21,278	$1,746,677
Philip J. Lembo	28,587	2,344,154
Werner J. Schweiger	29,129	2,388,932
Gregory B. Butler	23,370	1,919,091
Christine M. Carmody	18,366	1,506,058
James J. Judge	129,625	10,625,440

(1)    Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestment, as follows:

Name	2018 Program	2019 Program	2020 Program
Joseph R. Nolan, Jr.	15,987	2,683	2,608
Philip J. Lembo	22,073	3,556	2,958
Werner J. Schweiger	22,409	3,556	3,163
Gregory B. Butler	17,378	2,931	3,060
Christine M. Carmody	14,180	2,367	1,819
James J. Judge	101,067	16,278	12,280

In all cases, the distribution of common shares are reduced by that number of shares valued in an amount sufficient to satisfy payroll tax withholding obligations.

(2)    Values realized on vesting of RSUs granted under the 2018 – 2020, 2019 – 2021 and 2020 – 2022 Programs were based on $85.17 per share, the closing price of Eversource Energy common shares on February 12, 2021. Values realized on vesting of performance shares granted under the 2018 – 2020 Program were based on $80.19 per share, the closing price of Eversource Energy common shares on February 23, 2021.

PENSION BENEFITS IN 2021

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension plan program (QP), the pension equity plan program (PEP), the supplemental pension program (SERP), and the supplemental pension (Excess). See the narrative above in the CD&A under the captions “Other Benefits – Retirement Benefits” and “Contractual Agreements” for additional information on benefits under these plans and agreements.

The values shown in the Pension Benefits Table for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody were calculated as of December 31, 2021 based on benefit payments in the form of a lump sum. For Mr. Butler, a payment of benefits was assumed in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments on the actual ages or the earliest possible ages for retirement with unreduced benefits for the Named Executive Officers: Mr. Nolan: age 62, Mr. Lembo: age 62, Mr. Schweiger: age 55, Mr. Butler: age 62, Ms. Carmody: age 62 and Mr. Judge: age 60.

In addition, benefits were determined under the qualified pension program using tax code limits in effect on December 31, 2021. For Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody, the values shown reflect actual 2021 salary and annual incentives earned in 2020 but paid in 2021 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2021 salary and annual incentives earned in 2021 but paid in 2022 (per applicable supplemental program rules).

The present value of benefits at retirement age were determined using the discount rate within a range of 2.83 percent to 2.89 percent under ACS 715-30 pension accounting for the 2021 fiscal year end measurement as of December 31, 2021. This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, the 2021 IRS lump sum mortality table was used for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody. The RP2014 Employee Table Projected Generationally with Scale MP2020 was used for Mr. Butler. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2021 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10‑K.

Pension Benefits
		Number of Years Credited Service (#)	Present Value of Accumulated Benefit	During Last Fiscal Year
Name	Plan Name
Joseph R. Nolan, Jr.	Retirement Plan (QP)	36.42	$1,111,454	$—
	Supplemental Plan (PEP)	36.42	5,094,488	—
	Supplemental Plan (SERP)	20.00	7,603,886	—
Philip J. Lembo	Retirement Plan (QP)	38.17	1,473,491	—
	Supplemental Plan (PEP)	38.17	6,859,909	—
	Supplemental Plan (SERP)	12.00	174,020	—
Werner J. Schweiger	Retirement Plan (QP)	19.83	706,316	—
	Supplemental Plan (Excess)	19.83	3,461,360	—
	Supplemental Plan (SERP)	19.00	10,626,286	—
Gregory B. Butler	Retirement Plan (QP)	25.00	1,802,836	—
	Supplemental Plan (Excess)	25.00	7,875,673	—
	Supplemental Plan (Excess)	25.00	6,229,794	—
Christine M. Carmody	Retirement Plan (QP)	18.25	630,388	—
	Supplemental Plan (Excess)	18.25	1,896,324	—
	Supplemental Plan (SERP)	15.00	5,108,103	—
James J. Judge	Retirement Plan (QP)	44.33	3,054,717	—
	Supplemental Plan (Excess)	44.33	17,735,283	—
	Supplemental Plan (SERP)	20.00	15,388,563	—

NONQUALIFIED DEFERRED COMPENSATION IN 2021

The following table reports amounts contributed in 2021, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2021, under the Eversource deferred compensation program, along with aggregate balances on contributions. See the narrative above in the CD&A under the caption “Other Benefits - Deferred Compensation” for more detail on our non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
Joseph R. Nolan, Jr.	$—	$—	$986,034	$—	$8,205,292
Philip J. Lembo	—	—	242,688	—	2,086,943
Werner J. Schweiger	—	—	3,199,325	—	26,305,514
Gregory B. Butler	—	—	2,476	—	31,877
Christine M. Carmody	—	—	251,156	—	1,689,205
James J. Judge	—	—	730,217	—	9,226,321
(1)    Includes the total market value of deferred compensation program balances at December 31, 2021, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $90.98, the closing price of Eversource Energy common shares on December 31, 2021, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2021, the last business day of the fiscal year.

Generally, a “change in control” means a change in ownership or control effected through (i) the acquisition of 30 percent or more of the combined voting power of common shares or other voting securities (20 percent for Mr. Butler, excluding certain defined transactions); (ii) the acquisition of more than 50 percent of our common shares, excluding certain defined transactions (for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody); (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees; (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions); and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

In the event of a change in control, the Named Executive Officers are generally entitled to receive compensation and benefits following either involuntary termination of employment without “cause” or voluntary termination of employment for “good reason” within the applicable period (generally two years following a change in control). The Compensation Committee believes that termination for good reason is conceptually the same as termination “without cause” and, in the absence of this provision, potential acquirers would have an incentive to constructively terminate executives to avoid paying severance. Termination for “cause” generally means termination due to a felony or certain other convictions; fraud, embezzlement, or theft in the course of employment; intentional, wrongful damage to Eversource property; gross misconduct or gross negligence in the course of employment or gross neglect of duties harmful to Eversource; or a material breach of obligations under the agreement. “Good reason” for termination generally exists after assignment of duties inconsistent with executive’s position, a material reduction in compensation or benefits, a transfer more than 50 miles from the executive’s pre-change in control principal business location (or for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody, an involuntary transfer outside the greater Boston metropolitan area), or requiring business travel to a substantially greater extent than required prior to the change in control.

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

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned “Pension Benefits in 2021” for information about the pension program, supplemental program and other benefits, and the section captioned “Nonqualified Deferred Compensation in 2021.”

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$1,320,000
	Performance Shares (2)	1,609,655	1,609,655	1,609,655	2,593,391
	RSUs (3)	568,869	568,869	568,869	1,108,723
	Special Retirement Benefit (4)	—	—	—	23,885,917
	Health and Welfare Benefits (5)	—	—	—	94,206
	Perquisites (6)	—	—	—	16,500
	Excise Tax and Gross-ups (7)	—	—	—	12,367,402
	Separation Payment for Liquidated Damages (8)	—	—	—	5,922,000
	Total	$2,178,524	$2,178,524	$2,178,524	$47,308,139
Philip J. Lembo	Annual Incentives (1)	$—	$—	$—	$576,000
	Performance Shares (2)	1,554,967	1,554,967	1,554,967	1,829,065
	RSUs (3)	689,217	689,217	689,217	1,305,186
	Special Retirement Benefit (4)	—	—	—	2,252,534
	Health and Welfare Benefits (5)	—	—	—	47,100
	Perquisites (6)	—	—	—	11,000
	Separation Payment for Liquidated Damages (8)	—	—	—	3,340,000
	Total	$2,244,184	$2,244,184	$2,244,184	$9,360,885
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$616,000
	Performance Shares (2)	2,036,802	2,036,802	2,036,802	3,229,707
	RSUs (3)	715,871	715,871	715,871	1,372,677
	Special Retirement Benefit (4)	—	—	—	2,014,920
	Health and Welfare Benefits (5)	—	—	—	76,694
	Perquisites (6)	—	—	—	16,500
	Separation Payment for Liquidated Damages (8)	—	—	—	5,160,000
	Total	$2,752,673	$2,752,673	$2,752,673	$12,486,498
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$469,000
	Performance Shares (2)	1,562,295	1,562,295	1,562,295	2,411,585
	RSUs (3)	544,029	544,029	544,029	1,014,649
	Health and Welfare Benefits (5)	—	25,470	—	38,205
	Perquisites (6)	—	10,000	—	16,500
	Separation Payment for Liquidated Damages (8)	—	1,139,000	—	1,139,000
	Separation Payment for Non-Compete Agreement (9)	—	1,139,000	—	2,278,000
	Total	$2,106,324	$4,419,794	$2,106,324	$7,366,939
Christine M. Carmody	Annual Incentives (1)	$—	$—	$—	$379,000
	Performance Shares (2)	1,261,852	1,261,852	1,261,852	1,947,763
	RSUs (3)	439,450	439,450	439,450	819,483
	Health and Welfare Benefits (5)	—	—	—	8,864
	Perquisites (6)	—	—	—	11,000
	Separation Payment for Liquidated Damages (8)	—	—	—	3,486,340
	Total	$1,701,302	$1,701,302	$1,701,302	$6,652,450
James J. Judge	Annual Incentives (1)	$—	$—	$—	$1,404,000
	Performance Shares (2)	8,601,402	8,601,402	8,601,402	13,232,101
	RSUs (3)	2,992,104	2,992,104	2,992,104	5,560,302
	Health and Welfare Benefits (5)	—	—	—	103,951
	Perquisites (6)	—	—	—	16,500
	Excise Tax and Gross-Ups (7)	—	—	—	657,823
	Separation Payment for Liquidated Damages (8)	—	—	—	11,250,000
	Total	$11,593,506	$11,593,506	$11,593,506	$32,224,677

(1)    For Termination Following a Change in Control: Represents target 2021 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)    For Voluntary Termination and Involuntary Termination Not For Cause, and Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2019 – 2021 Long-Term Incentive Program, 67 percent of the performance share awards under the 2020 – 2022 Long-Term Incentive Program, and 33 percent of the performance share awards under the 2021 – 2023 Long-Term Incentive Program. The values were calculated by multiplying the number of RSUs by $90.98, the closing price of Eversource common shares on December 31, 2021, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three Programs noted in the previous two sentences.

(3)    For Voluntary Termination and Involuntary Termination Not For Cause, and Termination Upon Death or Disability: Represents values of RSUs granted under our long-term incentive programs that, at year-end 2021, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. For all, the values were calculated by multiplying the number of RSUs by $90.08, the closing price of Eversource common shares on December 31, 2021, the last trading day of the year. For Termination Following a Change in Control: Represents values of all RSUs granted under our long-term incentive programs that, at year-end 2021, were unvested under applicable vesting schedules, all of which vest in full.

(4)    For Termination Following a Change in Control: Represents actuarial present values at year-end 2021 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Nolan and Schweiger, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Nolan, Lembo and Schweiger. Pension amounts shown in the table are present values at year-end 2021 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)    The amount noted in the Involuntary Termination, Not for Cause: Represents for Mr. Butler the value of two years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: represents estimated Company cost at year-end 2020 (estimated by our consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Nolan, Schweiger and Judge represent the value of three years (two years for Mr. Lembo and Ms. Carmody) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

(6)    The amount for Involuntary Termination, Not for Cause: Represents Company cost of reimbursing Mr. Butler for two years of financial planning and tax preparation fees. For Termination Following a Change in Control: Represents Company cost of reimbursing Messrs. Nolan, Schweiger, Butler and Judge for three years (two years for Mr. Lembo and Ms. Carmody) of financial planning and tax preparation fees.

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

(8)    For Involuntary Termination, Not for Cause: Represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control: Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Nolan, Schweiger and Judge and Ms. Carmody, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. Lembo and Butler). Pursuant to Ms. Carmody’s agreement, the lump sum severance payment and payment of the value of three additional years of service under the SERP as provided under the agreement are limited to 2.99 times the sum of her most recent annual base salary and annual bonus during the period prior to the date of termination. These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

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

PAY RATIO

Eversource's Chief Executive Officer to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. Eversource identifies a new median employee each year. For 2021, Eversource identified the median employee by reviewing the 2021 total cash compensation of all full-time employees, excluding our Chief Executive Officer, who were employed by Eversource and its subsidiaries on December 31, 2021. In Eversource's assessment of median employee compensation, pay was annualized for those employees who commenced work during 2021. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed by Eversource at the end of 2021 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, Eversource calculated the annual total compensation for such employee using the same methodology used for its Named Executive Officers as set forth in the 2021 Summary Compensation Table.

Mr. Nolan had 2021 annual total compensation of $6,467,078, as reflected in the Summary Compensation Table. Eversource’s median employee’s annual total compensation for 2021 was $133,297. Eversource’s 2021 Chief Executive Officer to median employee pay ratio is 49 to 1.

EXHIBIT A

Adjusted Earnings (Non-GAAP)

We use Adjusted Earnings (non-GAAP) and its per share impact as our principal financial measure of operating performance because management believes it best reflects our baseline operating performance and provides additional and useful information in analyzing historical and future performance of our business and for planning and forecasting of future periods.

Adjusted Earnings (non-GAAP) is defined as Net Income Attributable to Common Shareholders excluding the following adjustments: (1) charges in 2021 at CL&P related to a settlement agreement that included credits to customers and funding of various customer assistance initiatives and a storm performance penalty imposed on CL&P by PURA, (2) Columbia Gas acquisition and transition costs in 2021 and 2020, and (3) an impairment charge for our Northern Pass Transmission project in 2019. We believe the impacts of the CL&P settlement agreement and the storm performance penalty imposed on CL&P by PURA, Columbia Gas acquisition and transition costs, and the impairment charge for our Northern Pass Transmission project are not indicative of our ongoing costs and performance.

With respect to the 2021 EPS performance goal, the Compensation Committee discussed this goal at length at both its December 2021 and February 2022 meetings. The Committee first noted 2021 adjusted earnings to be $3.86 per share, a 6% growth over 2020, substantially above the average industry growth of 4.8%. Following those discussions, the Compensation Committee determined that it would assess the earnings per share goal based on Adjusted Earnings. The Compensation Committee considered the fact that the PURA storm related settlement and the integration costs of the complex Columbia Gas asset acquisition, which were for 2021 the two costs excluded in the calculation of Adjusted Earnings, were appropriate to be excluded and in the best interests of customers and shareholders. The PURA settlement adjustment to earnings was part of a comprehensive resolution of several important issues which was seen by the investment community as a positive outcome for all stakeholders, both for 2021 and the longer term. The integration of Columbia Gas was the culmination of a timely significant strategic opportunity for the Company and its customers, completed in an accelerated timeframe, under budget, with constructive regulatory outcomes. Please also see Item 7 of this Form 10-K.

This non-GAAP financial measure should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

Adjusted Earnings and EPS Reconciliation
	For the Years Ended December 31,
	2021		2020		2019
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,220.5	$3.54	$1,205.2	$3.55	$909.1	$2.81
Adjustments (after-tax) to reconcile to Adjusted Earnings:
CL&P Settlement Impacts	86.1	0.25	—	—	—	—
Acquisition and Transition Costs	23.6	0.07	32.1	0.09	—	—
Impairment of Northern Pass Transmission	—	—	—	—	204.4	0.64
Adjusted Earnings (Non-GAAP)	$1,330.2	$3.86	$1,237.3	$3.64	$1,113.5	$3.45

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 25, 2022.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 3, 2022, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
Joseph R. Nolan, Jr., Chairman, Director of CL&P	138,851		*
Philip J. Lembo, Executive Vice President and Chief Financial Officer, Director of CL&P	90,414	(4)	*
Werner J. Schweiger, Chief Executive Officer, Director of CL&P	221,604	(5)	*
Gregory B. Butler, Executive Vice President and General Counsel, Director of CL&P	93,793		*
Christine M. Carmody, Executive Vice President-Human Resources and Information Technology of Eversource Energy	61,495		*
All directors and executive officers as a group (8 persons)	675,022	(6)	*

*    Less than 1 percent of Eversource Energy common shares outstanding.

1.    The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.    Includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Nolan: 93,053 shares; Mr. Lembo: 19,049 shares; Mr. Schweiger: 103,276 shares; Mr. Butler: 14,985 shares; and Ms. Carmody: 12,103 shares.

3.    Includes shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power as follows: Mr. Nolan: 20,647 shares; Mr. Lembo: 292 shares; Mr. Schweiger: 409 shares; Mr. Butler: 6,771 shares; and Ms. Carmody: 5,209 shares.

4.    Includes 573 shares held by Mr. Lembo in a custodial account and 125 shares held in a charitable trust over which Mr. Lembo has sole voting and investment power.

5.    Includes 2,321 shares held in a trust of which Mr. Schweiger is the trustee and beneficiary; 437 shares in a trust of which Mr. Schweiger’s spouse is the trustee and beneficiary; 992 shares held by Mr. Schweiger’s spouse in a custodial account for grandchild #1; and 175 shares held by Mr. Schweiger’s spouse in a custodial account for grandchild #2.

6.    Includes 276,219 unissued shares (see Note 2) and 35,007 shares held as units in the 401(k) Plan (see Note 3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2021, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,059,130	$—	2,430,716
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,059,130	—	2,430,716

(1)    Includes 594,623 common shares for distribution in respect of restricted share units, and 464,507 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 25, 2022.

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

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 25, 2022.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2021 and 2020 totaled $6,013,205 and $5,296,414, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2021	2020
Audit Fees (1)	$4,883,791	$4,562,000
Audit Related Fees (2)	918,500	732,500
Tax Fees (3)	20,000	—
All Other Fees (4)	190,914	1,914
TOTAL	$6,013,205	$5,296,414

(1) Audit fees in 2021 and 2020 consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries in the Annual Report on Form 10-K, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, out of pocket expense reimbursements, and audits of internal controls over financial reporting as of December 31, 2021 and 2020. Audit fees in 2021 also related to the audits of pension plan financial statements in connection with the acquisition of CMA.

(2) Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2021 and 2020.

(3) The tax service fees for the period ended December 31, 2021 were incurred for procedures performed in the ordinary course of business in support of certain federal rules in 2021. There were no tax fees rendered and no tax fees billed for the year ended December 31, 2020.

(4) All Other Fees for the periods ended December 31, 2021 and 2020 were for an annual license for access to an accounting standards research tool. All Other Fees for the period ended December 31, 2021 also included an advisory benchmarking project related to operations at a newly acquired business.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2021, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2021 and 2020	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2021, 2020 and 2019	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2021, 2020 and 2019	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(Thousands of Dollars)

	2021	2020
ASSETS
Current Assets:
Cash	$175	$434
Accounts Receivable from Subsidiaries	43,403	39,645
Notes Receivable from Subsidiaries	1,245,900	996,300
Prepayments and Other Current Assets	11,974	19,043
Total Current Assets	1,301,452	1,055,422

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	16,108,190	15,483,263
Notes Receivable from Subsidiaries	1,001,000	1,110,400
Accumulated Deferred Income Taxes	17,409	33,469
Goodwill	3,852,524	3,231,811
Other Long-Term Assets	101,710	90,735
Total Deferred Debits and Other Assets	21,080,833	19,949,678

Total Assets	$22,382,285	$21,005,100

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,342,950	$1,054,325
Long-Term Debt - Current Portion	767,681	473,933
Accounts Payable to Subsidiaries	37,609	18,424
Other Current Liabilities	87,745	103,477
Total Current Liabilities	2,235,985	1,650,159

Deferred Credits and Other Liabilities	150,616	163,053

Long-Term Debt	5,395,840	5,128,322

Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid in	8,098,514	8,015,663
Retained Earnings	5,005,391	4,613,201
Accumulated Other Comprehensive Loss	(42,275)	(76,411)
Treasury Stock	(250,878)	(277,979)
Common Shareholders' Equity	14,599,844	14,063,566

Total Liabilities and Capitalization	$22,382,285	$21,005,100

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Thousands of Dollars, Except Share Information)

	2021	2020	2019

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	43,048	28,645	50,100
Operating Loss	(43,048)	(28,645)	(50,100)
Interest Expense	163,613	160,887	163,937

Other Income, Net:
Equity in Earnings of Subsidiaries	1,345,199	1,309,630	1,001,526
Other, Net	47,802	38,546	68,137
Other Income, Net	1,393,001	1,348,176	1,069,663
Income Before Income Tax Benefit	1,186,340	1,158,644	855,626
Income Tax Benefit	(34,187)	(46,523)	(53,427)
Net Income	$1,220,527	$1,205,167	$909,053

Basic Earnings per Common Share	$3.55	$3.56	$2.83

Diluted Earnings per Common Share	$3.54	$3.55	$2.81

Weighted Average Common Shares Outstanding:
Basic	343,972,926	338,836,147	321,416,086
Diluted	344,631,056	339,847,062	322,941,636

STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019

Net Income	$1,220,527	$1,205,167	$909,053
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	972	1,596	1,393
Changes in Unrealized (Losses)/Gains on Marketable Securities	(671)	342	1,166
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	33,835	(13,290)	(7,618)
Other Comprehensive Income/(Loss), Net of Tax	34,136	(11,352)	(5,059)
Comprehensive Income	$1,254,663	$1,193,815	$903,994

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(Thousands of Dollars)

	2021	2020	2019
Operating Activities:
Net Income	$1,220,527	$1,205,167	$909,053
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(1,345,199)	(1,309,630)	(1,001,526)
Cash Dividends Received from Subsidiaries	1,037,100	485,800	883,000
Deferred Income Taxes	20,293	(4,667)	13,382
Other	36,910	39,940	19,584
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(3,758)	(14,575)	7,105
Taxes Receivable/Accrued, Net	(19,455)	35,300	(605)
Accounts Payable to Subsidiaries	19,185	14,091	(4,099)
Other Current Assets and Liabilities, Net	8,144	21,284	(2,503)
Net Cash Flows Provided by Operating Activities	973,747	472,710	823,391

Investing Activities:
Capital Contributions to Subsidiaries	(1,033,000)	(1,899,340)	(1,039,000)
Return of Capital from Subsidiaries	178,800	80,000	—
Increase in Notes Receivable from Subsidiaries	(140,200)	(264,300)	(218,100)
Other Investing Activities	(3,196)	(367)	(1,799)
Net Cash Flows Used in Investing Activities	(997,596)	(2,084,007)	(1,258,899)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	928,992	852,254
Cash Dividends on Common Shares	(805,439)	(744,665)	(663,239)
Issuance of Long-Term Debt	1,000,000	1,550,000	—
Retirement of Long-Term Debt	(450,000)	—	(350,000)
Increase/(Decrease) in Notes Payable	288,625	(170,545)	593,370
Other Financing Activities	(9,545)	46,480	4,001
Net Cash Flows Provided by Financing Activities	23,641	1,610,262	436,386
Net (Decrease)/Increase in Cash and Restricted Cash	(208)	(1,035)	878
Cash - Beginning of Year	434	1,469	591
Cash and Restricted Cash - End of Year	$226	$434	$1,469

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$164,568	$140,694	$161,323
Income Taxes	$(51,277)	$(43,158)	$(63,277)

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

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2021	$358,851	$60,886	$110,572	$112,903	$417,406
2020	224,821	53,461	145,005	64,436	358,851
2019	212,723	63,446	57,223	108,571	224,821
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2021	$157,447	$13,495	$57,779	$47,402	$181,319
2020	97,348	12,882	71,223	24,006	157,447
2019	88,034	15,947	38,935	45,568	97,348
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2021	$91,583	$16,649	$20,064	$31,291	$97,005
2020	75,406	15,293	23,424	22,540	91,583
2019	74,516	25,079	12,556	36,745	75,406
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2021	$17,157	$13,113	$3,135	$9,074	$24,331
2020	10,497	5,164	7,692	6,196	17,157
2019	11,065	6,726	872	8,166	10,497

(a)    Amounts relate to uncollectible accounts receivables reserved for that are not charged to bad debt expense. CL&P, NSTAR Electric, NSTAR Gas, EGMA and Yankee Gas are allowed to recover in rates, amounts associated with certain uncollectible hardship accounts receivable. CL&P, NSTAR Electric, PSNH, NSTAR Gas and EGMA are also allowed to recover uncollectible energy supply costs through regulatory tracking mechanisms. Amounts in this column in 2020 also include a $24.2 million increase due to the CMA asset acquisition on October 9, 2020 at Eversource, and an increase due to the adoption of the credit loss accounting standard in 2020 of $23.8 million at Eversource, $22.2 million at CL&P, $0.3 million at PSNH, and a decrease of $1.3 million at NSTAR Electric.

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

4.1.3    Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

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

4.1.6    Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

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

4.1.10    Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2021, File No. 001-05324)

4.1.11    Fifteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2021, relating to $350 million aggregate principal amount of Floating Rate Senior Notes, Series T and $300 million aggregate principal amount of Senior Notes, Series U, Due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 13, 2021, File No. 001-05324)

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

4.2.15    Supplemental Indenture (2021 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2021 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 2, 2021, File No. 000-00404)

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

4.1.10 Form of 3.10% Debenture due June 1, 2051 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on June 2, 2021, File No. 001-02301)

4.1.11 Form of 1.95% Debenture due August 15, 2031 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on August 23, 2021, File No. 001-02301)

4.2    Amended and Restated Credit Agreement, dated December 8, 2017, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4.2, 2017 Eversource Form 10-K filed on February 26, 2018)

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

4.1.8 Twenty-fourth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2021 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 18, 2021 (File No. 001-06392)

4.2    Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

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

*10.12 Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among Eversource Energy and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender

*10.13     Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 16, 2022	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	President and Chief Executive Officer,	February 16, 2022
	Joseph R. Nolan, Jr.	and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President	February 16, 2022
	Philip J. Lembo	and Chief Financial Officer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 16, 2022
	Jay S. Buth	and Chief Accounting Officer

/s/	James J. Judge	Executive Chairman of the Board	February 16, 2022
James J. Judge

/s/	Cotton M. Cleveland	Trustee	February 16, 2022
Cotton M. Cleveland

/s/	James S. DiStasio	Trustee	February 16, 2022
James S. DiStasio

	Signature	Title	Date

/s/	Francis A. Doyle	Trustee	February 16, 2022
Francis A. Doyle

/s/	Linda Dorcena Forry	Trustee	February 16, 2022
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 16, 2022
Gregory M. Jones

/s/	John Y. Kim	Trustee	February 16, 2022
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 16, 2022
Kenneth R. Leibler

/s/	David H. Long	Trustee	February 16, 2022
David H. Long

/s/	William C. Van Faasen	Trustee	February 16, 2022
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 16, 2022
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 16, 2022	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 16, 2022
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 16, 2022
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 16, 2022
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 16, 2022
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 16, 2022
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 16, 2022	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 16, 2022
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 16, 2022
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 16, 2022
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 16, 2022
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 16, 2022
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 16, 2022	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 16, 2022
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 16, 2022
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 16, 2022
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 16, 2022
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 16, 2022
	Jay S. Buth	and Chief Accounting Officer