Form 10-Q
period 2022-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2022-05-06
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2022

Eversource Energy Common Shares, $5.00 par value	344,878,136	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares, and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire, respectively.

NSTAR Electric Company and Public Service Company of New Hampshire each meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and each is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10‑Q.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire each separately file this combined Form 10-Q.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2021 Form 10-K	The Eversource Energy and Subsidiaries 2021 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
i

FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity
ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$46,175	$66,773
Receivables, Net (net of allowance for uncollectible accounts of $432,174 and $417,406 as of March 31, 2022 and December 31, 2021, respectively)	1,468,558	1,226,069
Unbilled Revenues	192,913	210,879
Fuel, Materials, Supplies and REC Inventory	287,042	267,547
Regulatory Assets	1,128,088	1,129,093
Prepayments and Other Current Assets	350,907	369,759
Total Current Assets	3,473,683	3,270,120
Property, Plant and Equipment, Net	33,852,596	33,377,650
Deferred Debits and Other Assets:
Regulatory Assets	4,573,309	4,586,709
Goodwill	4,477,118	4,477,269
Investments in Unconsolidated Affiliates	1,545,433	1,436,293
Marketable Securities	423,216	460,347
Other Long-Term Assets	943,797	883,756
Total Deferred Debits and Other Assets	11,962,873	11,844,374
Total Assets	$49,289,152	$48,492,144

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,668,800	$1,505,450
Long-Term Debt – Current Portion	817,114	1,193,097
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,494,360	1,672,230
Regulatory Liabilities	652,358	602,432
Other Current Liabilities	925,467	830,620
Total Current Liabilities	5,601,309	5,847,039
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,683,105	4,597,120
Regulatory Liabilities	3,894,768	3,866,251
Derivative Liabilities	209,548	235,387
Asset Retirement Obligations	500,685	500,111
Accrued Pension, SERP and PBOP	200,614	242,463
Other Long-Term Liabilities	862,304	971,080
Total Deferred Credits and Other Liabilities	10,351,024	10,412,412
Long-Term Debt	17,912,462	17,023,577
Rate Reduction Bonds	432,097	453,702
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,789,092	1,789,092
Capital Surplus, Paid In	8,102,618	8,098,514
Retained Earnings	5,229,069	5,005,391
Accumulated Other Comprehensive Loss	(41,571)	(42,275)
Treasury Stock	(242,518)	(250,878)
Common Shareholders' Equity	14,836,690	14,599,844
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$49,289,152	$48,492,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2022	2021

Operating Revenues	$3,471,310	$2,825,840

Operating Expenses:
Purchased Power, Fuel and Transmission	1,389,696	998,491
Operations and Maintenance	472,433	465,542
Depreciation	289,330	270,704
Amortization	236,948	108,013
Energy Efficiency Programs	199,484	188,063
Taxes Other Than Income Taxes	220,364	209,459
Total Operating Expenses	2,808,255	2,240,272
Operating Income	663,055	585,568
Interest Expense	153,245	137,766
Other Income, Net	71,561	34,201
Income Before Income Tax Expense	581,371	482,003
Income Tax Expense	136,045	113,980
Net Income	445,326	368,023
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$443,446	$366,143

Basic Earnings Per Common Share	$1.28	$1.07

Diluted Earnings Per Common Share	$1.28	$1.06

Weighted Average Common Shares Outstanding:
Basic	345,156,346	343,678,243
Diluted	345,661,133	344,334,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Net Income	$445,326	$368,023
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	407
Changes in Unrealized Losses on Marketable Securities	(817)	(736)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,516	1,517
Other Comprehensive Income, Net of Tax	704	1,188
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$444,150	$367,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				445,326			445,326
Dividends on Common Shares - $0.6375 Per Share				(219,768)			(219,768)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,538)				(16,538)
Issuance of Treasury Shares	447,076		20,642			8,360	29,002
Other Comprehensive Income					704		704
Balance as of March 31, 2022	344,850,272	$1,789,092	$8,102,618	$5,229,069	$(41,571)	$(242,518)	$14,836,690

	For the Three Months Ended March 31, 2021
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				368,023			368,023
Dividends on Common Shares - $0.6025 Per Share				(206,913)			(206,913)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,727)				(15,727)
Issuance of Treasury Shares	480,275		16,182			8,981	25,163
Other Comprehensive Income					1,188		1,188
Balance as of March 31, 2021	343,434,298	$1,789,092	$8,016,118	$4,772,431	$(75,223)	$(268,998)	$14,233,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$445,326	$368,023
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	289,330	270,704
Deferred Income Taxes	67,557	41,917
Uncollectible Expense	17,135	16,295
Pension, SERP and PBOP Income, Net	(40,642)	(2,341)
Pension and PBOP Contributions	(26,100)	(31,100)
Regulatory (Under)/Over Recoveries, Net	(107,767)	28,024
(Customer Credits)/Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	(58,412)	30,000
Amortization	236,948	108,013
Cost of Removal Expenditures	(61,660)	(39,333)
Other	(21,409)	(51,913)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(291,723)	(124,344)
Fuel, Materials, Supplies and REC Inventory	(19,495)	(42,494)
Taxes Receivable/Accrued, Net	56,519	64,076
Accounts Payable	(68,909)	(181,725)
Other Current Assets and Liabilities, Net	(44,758)	(42,386)
Net Cash Flows Provided by Operating Activities	371,940	411,416

Investing Activities:
Investments in Property, Plant and Equipment	(764,594)	(688,983)
Proceeds from Sales of Marketable Securities	90,409	79,818
Purchases of Marketable Securities	(76,182)	(68,360)
Investments in Unconsolidated Affiliates, Net	(113,856)	(34,127)
Other Investing Activities	5,976	7,135
Net Cash Flows Used in Investing Activities	(858,247)	(704,517)

Financing Activities:
Cash Dividends on Common Shares	(213,890)	(201,013)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Increase in Notes Payable	163,350	669,919
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,300,000	350,000
Retirement of Long-Term Debt	(770,000)	(572,000)
Other Financing Activities	(26,087)	(19,666)
Net Cash Flows Provided by Financing Activities	429,888	203,755
Net Decrease in Cash and Restricted Cash	(56,419)	(89,346)
Cash and Restricted Cash - Beginning of Period	221,008	264,950
Cash and Restricted Cash - End of Period	$164,589	$175,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$21,628	$55,804
Receivables, Net (net of allowance for uncollectible accounts of $180,524 and $181,319 as of March 31, 2022 and December 31, 2021, respectively)	567,718	447,774
Accounts Receivable from Affiliated Companies	46,852	43,944
Unbilled Revenues	50,515	56,787
Materials and Supplies	65,196	60,264
Regulatory Assets	382,112	371,609
Prepayments and Other Current Assets	95,710	120,257
Total Current Assets	1,229,731	1,156,439
Property, Plant and Equipment, Net	10,941,005	10,803,543
Deferred Debits and Other Assets:
Regulatory Assets	1,681,057	1,713,161
Other Long-Term Assets	287,028	276,513
Total Deferred Debits and Other Assets	1,968,085	1,989,674
Total Assets	$14,138,821	$13,949,656

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-Term Debt – Current Portion	$400,000	$—
Accounts Payable	514,385	533,454
Accounts Payable to Affiliated Companies	126,363	132,578
Regulatory Liabilities	251,555	266,489
Derivative Liabilities	74,428	73,528
Other Current Liabilities	174,210	141,955
Total Current Liabilities	1,540,941	1,148,004
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,588,370	1,562,102
Regulatory Liabilities	1,208,297	1,193,259
Derivative Liabilities	209,548	235,387
Other Long-Term Liabilities	181,850	179,824
Total Deferred Credits and Other Liabilities	3,188,065	3,170,572
Long-Term Debt	3,815,662	4,215,379
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,110,765	3,010,765
Retained Earnings	2,306,620	2,228,133
Accumulated Other Comprehensive Income	216	251
Common Stockholder's Equity	5,477,953	5,299,501
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,138,821	$13,949,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Revenues	$1,285,831	$987,274

Operating Expenses:
Purchased Power and Transmission	523,463	373,274
Operations and Maintenance	157,061	175,420
Depreciation	87,265	83,405
Amortization of Regulatory Assets, Net	169,749	62,775
Energy Efficiency Programs	35,397	35,573
Taxes Other Than Income Taxes	90,373	91,392
Total Operating Expenses	1,063,308	821,839
Operating Income	222,523	165,435
Interest Expense	40,586	38,979
Other Income, Net	19,564	4,908
Income Before Income Tax Expense	201,501	131,364
Income Tax Expense	48,524	32,966
Net Income	$152,977	$98,398
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Net Income	$152,977	$98,398
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)
Changes in Unrealized Losses on Marketable Securities	(28)	(25)
Other Comprehensive Loss, Net of Tax	(35)	(32)
Comprehensive Income	$152,942	$98,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	$60,352	$3,110,765	$2,306,620	$216	$5,477,953

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	$60,352	$2,810,765	$2,200,275	$270	$5,071,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$152,977	$98,398
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	87,265	83,405
Deferred Income Taxes	19,627	25,354
Uncollectible Expense	3,776	3,797
Pension, SERP, and PBOP (Income)/Expense, Net	(7,330)	3,088
Pension Contributions	—	(18,940)
Regulatory Underrecoveries, Net	(162,474)	(59,971)
(Customer Credits)/Reserve related to PURA Settlement Agreement and Storm Performance Penalty	(58,412)	30,000
Amortization of Regulatory Assets, Net	169,749	62,775
Cost of Removal Expenditures	(16,684)	(17,293)
Other	(9,357)	(12,777)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(125,429)	(66,930)
Taxes Receivable/Accrued, Net	67,708	29,596
Accounts Payable	38,010	17,124
Other Current Assets and Liabilities, Net	(24,143)	(21,433)
Net Cash Flows Provided by Operating Activities	135,283	156,193

Investing Activities:
Investments in Property, Plant and Equipment	(205,343)	(197,954)
Other Investing Activities	346	80
Net Cash Flows Used in Investing Activities	(204,997)	(197,874)

Financing Activities:
Cash Dividends on Common Stock	(73,100)	(70,100)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	100,000	—
Increase in Notes Payable to Eversource Parent	—	32,100
Other Financing Activities	—	(450)
Net Cash Flows Provided by/(Used in) Financing Activities	25,510	(39,840)
Net Decrease in Cash and Restricted Cash	(44,204)	(81,521)
Cash and Restricted Cash - Beginning of Period	74,788	99,809
Cash and Restricted Cash - End of Period	$30,584	$18,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$721	$745
Receivables, Net (net of allowance for uncollectible accounts of $94,775 and $97,005 as of March 31, 2022 and December 31, 2021, respectively)	417,048	405,674
Accounts Receivable from Affiliated Companies	45,121	67,420
Unbilled Revenues	36,618	37,497
Materials, Supplies and REC Inventory	148,084	116,712
Taxes Receivable	35,318	80,617
Regulatory Assets	433,653	443,956
Prepayments and Other Current Assets	25,465	22,397
Total Current Assets	1,142,028	1,175,018
Property, Plant and Equipment, Net	11,008,899	10,876,614
Deferred Debits and Other Assets:
Regulatory Assets	1,239,773	1,135,231
Prepaid Pension and PBOP	475,602	441,426
Other Long-Term Assets	171,421	171,657
Total Deferred Debits and Other Assets	1,886,796	1,748,314
Total Assets	$14,037,723	$13,799,946

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$275,000	$162,500
Notes Payable to Eversource Parent	4,000	—
Long-Term Debt – Current Portion	400,000	400,000
Accounts Payable	437,896	490,915
Accounts Payable to Affiliated Companies	139,762	129,575
Obligations to Third Party Suppliers	127,342	116,273
Renewable Portfolio Standards Compliance Obligations	129,759	100,200
Regulatory Liabilities	279,299	228,248
Other Current Liabilities	157,567	84,303
Total Current Liabilities	1,950,625	1,712,014
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,617,909	1,579,508
Regulatory Liabilities	1,570,969	1,559,072
Other Long-Term Liabilities	275,573	347,934
Total Deferred Credits and Other Liabilities	3,464,451	3,486,514
Long-Term Debt	3,586,326	3,585,399
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,253,942	2,253,942
Retained Earnings	2,738,925	2,718,576
Accumulated Other Comprehensive Income	454	501
Common Stockholder's Equity	4,993,321	4,973,019
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,037,723	$13,799,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Revenues	$863,176	$737,043

Operating Expenses:
Purchased Power and Transmission	313,748	226,478
Operations and Maintenance	164,862	143,219
Depreciation	89,033	82,793
Amortization of Regulatory Assets, Net	29,345	18,418
Energy Efficiency Programs	80,232	75,099
Taxes Other Than Income Taxes	59,774	54,652
Total Operating Expenses	736,994	600,659
Operating Income	126,182	136,384
Interest Expense	38,222	32,306
Other Income, Net	29,231	16,812
Income Before Income Tax Expense	117,191	120,890
Income Tax Expense	24,452	26,966
Net Income	$92,739	$93,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Net Income	$92,739	$93,924
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(44)	(41)
Qualified Cash Flow Hedging Instruments	5	109
Changes in Unrealized Losses on Marketable Securities	(8)	(7)
Other Comprehensive (Loss)/Income, Net of Tax	(47)	61
Comprehensive Income	$92,692	$93,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	$—	$2,253,942	$2,738,925	$454	$4,993,321

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	$—	$1,993,942	$2,414,201	$370	$4,408,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$92,739	$93,924
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	89,033	82,793
Deferred Income Taxes	26,857	10,309
Uncollectible Expense	4,662	3,868
Pension, SERP and PBOP Income, Net	(13,742)	(6,335)
Pension Contributions	(5,000)	—
Regulatory Underrecoveries, Net	(10,813)	(3,405)
Amortization of Regulatory Assets, Net	29,345	18,418
Cost of Removal Expenditures	(12,852)	(10,224)
Other	(5,531)	(13,362)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	2,051	(14,587)
Materials, Supplies and REC Inventory	(31,372)	(52,998)
Taxes Receivable/Accrued, Net	45,299	58,353
Accounts Payable	(55,743)	(45,604)
Other Current Assets and Liabilities, Net	34,931	51,445
Net Cash Flows Provided by Operating Activities	189,864	172,595

Investing Activities:
Investments in Property, Plant and Equipment	(234,120)	(215,483)
Other Investing Activities	96	22
Net Cash Flows Used in Investing Activities	(234,024)	(215,461)

Financing Activities:
Cash Dividends on Common Stock	(71,900)	(206,400)
Cash Dividends on Preferred Stock	(490)	(490)
Increase in Notes Payable to Eversource Parent	4,000	1,200
Increase in Notes Payable	112,500	248,500
Other Financing Activities	15	19
Net Cash Flows Provided by Financing Activities	44,125	42,829
Net Decrease in Cash and Restricted Cash	(35)	(37)
Cash and Restricted Cash - Beginning of Period	18,179	17,410
Cash and Restricted Cash - End of Period	$18,144	$17,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$3,827	$15
Receivables, Net (net of allowance for uncollectible accounts of $26,164 and $24,331 as of March 31, 2022 and December 31, 2021, respectively)	148,542	124,232
Accounts Receivable from Affiliated Companies	17,271	17,156
Unbilled Revenues	51,490	53,937
Materials, Supplies and REC Inventory	31,963	25,930
Regulatory Assets	124,701	107,169
Special Deposits	16,557	31,390
Prepayments and Other Current Assets	8,387	22,109
Total Current Assets	402,738	381,938
Property, Plant and Equipment, Net	3,722,618	3,656,462
Deferred Debits and Other Assets:
Regulatory Assets	654,507	679,182
Other Long-Term Assets	22,513	23,202
Total Deferred Debits and Other Assets	677,020	702,384
Total Assets	$4,802,376	$4,740,784

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$196,400	$110,600
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	157,876	166,452
Accounts Payable to Affiliated Companies	41,508	43,485
Regulatory Liabilities	106,393	120,176
Other Current Liabilities	64,356	63,005
Total Current Liabilities	609,743	546,928
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	545,593	537,978
Regulatory Liabilities	388,838	381,366
Other Long-Term Liabilities	49,844	64,264
Total Deferred Credits and Other Liabilities	984,275	983,608
Long-Term Debt	1,164,010	1,163,833
Rate Reduction Bonds	432,097	453,702
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,088,134	1,088,134
Retained Earnings	524,142	504,556
Accumulated Other Comprehensive (Loss)/Income	(25)	23
Common Stockholder's Equity	1,612,251	1,592,713
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,802,376	$4,740,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Revenues	$339,427	$293,435

Operating Expenses:
Purchased Power and Transmission	125,844	91,609
Operations and Maintenance	59,573	54,664
Depreciation	31,253	29,468
Amortization of Regulatory Assets, Net	26,834	18,547
Energy Efficiency Programs	8,718	10,348
Taxes Other Than Income Taxes	22,785	22,149
Total Operating Expenses	275,007	226,785
Operating Income	64,420	66,650
Interest Expense	13,645	14,630
Other Income, Net	7,509	4,166
Income Before Income Tax Expense	58,284	56,186
Income Tax Expense	12,698	11,510
Net Income	$45,586	$44,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Net Income	$45,586	$44,676
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	—	298
Changes in Unrealized Losses on Marketable Securities	(48)	(43)
Other Comprehensive (Loss)/Income, Net of Tax	(48)	255
Comprehensive Income	$45,538	$44,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	$—	$1,088,134	$524,142	$(25)	$1,612,251

	For the Three Months Ended March 31, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	$—	$928,134	$634,494	$(358)	$1,562,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$45,586	$44,676
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	31,253	29,468
Deferred Income Taxes	7,480	(378)
Uncollectible Expense	2,496	1,221
Regulatory Underrecoveries, Net	(32,186)	(14,645)
Amortization of Regulatory Assets, Net	26,834	18,547
Pension, SERP and PBOP Income, Net	(3,997)	(935)
Cost of Removal Expenditures	(7,131)	(5,154)
Other	(4,631)	(565)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(25,972)	3,223
Materials, Supplies and REC Inventory	(6,033)	(2,296)
Taxes Receivable/Accrued, Net	8,067	9,867
Accounts Payable	9,389	(21,025)
Other Current Assets and Liabilities, Net	6,928	12,897
Net Cash Flows Provided by Operating Activities	58,083	74,901

Investing Activities:
Investments in Property, Plant and Equipment	(107,916)	(68,278)
Other Investing Activities	593	137
Net Cash Flows Used in Investing Activities	(107,323)	(68,141)

Financing Activities:
Cash Dividends on Common Stock	(26,000)	(25,200)
Retirement of Long-Term Debt	—	(122,000)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Increase in Notes Payable to Eversource Parent	85,800	150,500
Other Financing Activities	(23)	(22)
Net Cash Flows Provided by/(Used in) Financing Activities	38,172	(18,327)
Net Decrease in Cash and Restricted Cash	(11,068)	(11,567)
Cash and Restricted Cash - Beginning of Period	35,126	39,555
Cash and Restricted Cash - End of Period	$24,058	$27,988

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2021 Form 10-K, which was filed with the SEC on February 17, 2022. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2022 and December 31, 2021, and the results of operations, comprehensive income, common shareholders' equity and cash flows for the three months ended March 31, 2022 and 2021. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results expected for a full year.

CYAPC and YAEC are inactive regional nuclear power companies engaged in the long-term storage of their spent nuclear fuel. Eversource consolidates the operations of CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership and voting interests in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

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

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. As part of that review, Eversource will explore strategic alternatives that could result in a potential sale of all, or part, of its 50 percent interest in its offshore wind partnership with Ørsted. Eversource expects to complete this review during 2022. Eversource’s offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as undeveloped offshore lease area. As of March 31, 2022 and December 31, 2021, Eversource's total equity investment balance in its offshore wind business was $1.33 billion and $1.21 billion, respectively. Eversource’s initiation of the strategic review of its offshore wind investment does not impact the March 31, 2022 financial statements, and at this time, Eversource cannot predict the ultimate outcome or estimate the potential impact of such review.

B.    Allowance for Uncollectible Accounts
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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of March 31, 2022 adequately reflected the collection risk and net realizable value for its receivables.

As of March 31, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $58.5 million and $55.3 million at Eversource, $20.4 million and $23.9 million at CL&P, and $9.0 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of March 31st is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	17.1	17.1	—	3.8	3.8	—	4.7	4.7	2.5
Uncollectible Costs Deferred (1)	0.9	14.8	15.7	(4.0)	(2.1)	(6.1)	(3.3)	5.4	2.1	1.0
Write-Offs	(2.3)	(22.0)	(24.3)	(1.1)	(0.5)	(1.6)	(0.3)	(10.6)	(10.9)	(1.8)
Recoveries Collected	0.8	5.5	6.3	0.6	2.5	3.1	—	1.9	1.9	0.2
Ending Balance	$225.5	$206.7	$432.2	$140.1	$40.4	$180.5	$39.7	$55.1	$94.8	$26.2

Three Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	16.3	16.3	—	3.8	3.8	—	3.9	3.9	1.2
Uncollectible Costs Deferred (1)	5.4	27.1	32.5	11.9	7.5	19.4	(8.5)	8.4	(0.1)	1.2
Write-Offs	(3.3)	(16.7)	(20.0)	(2.9)	(4.0)	(6.9)	(0.1)	(7.5)	(7.6)	(2.5)
Recoveries Collected	0.4	3.6	4.0	0.3	1.1	1.4	—	1.5	1.5	0.2
Ending Balance	$197.3	$194.4	$391.7	$138.4	$36.7	$175.1	$31.1	$58.2	$89.3	$17.3

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs and COVID-19.

C.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets, equity method investments, AROs, and in the valuation of acquisitions. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2022				March 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components	$54.3	$15.9	$21.0	$6.6	$20.1	$2.7	$10.1	$2.7
AFUDC Equity	9.9	2.8	4.9	0.4	9.2	1.7	6.2	0.6
Equity in Earnings of Unconsolidated Affiliates	0.4	—	—	—	3.7	—	0.1	—
Investment (Loss)/Income	(0.2)	(0.4)	(0.3)	0.2	(0.6)	0.4	0.2	0.1
Interest Income	6.7	1.3	3.5	0.3	1.5	0.1	0.1	0.7
Other	0.5	—	0.1	—	0.3	—	0.1	0.1
Total Other Income, Net	$71.6	$19.6	$29.2	$7.5	$34.2	$4.9	$16.8	$4.2

E.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021
Eversource	$48.6	$48.6
CL&P	37.8	39.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

F.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2022	As of March 31, 2021
Eversource	$385.6	$262.9
CL&P	102.1	70.9
NSTAR Electric	85.8	68.2
PSNH	49.5	23.5

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$46.2	$21.6	$0.7	$3.8	$66.8	$55.8	$0.7	$—
Restricted cash included in:
Special Deposits	73.3	8.7	17.3	16.6	78.2	18.7	17.4	31.4
Marketable Securities	26.0	0.3	0.1	0.5	31.3	0.3	0.1	0.5
Other Long-Term Assets	19.1	—	—	3.2	44.7	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$164.6	$30.6	$18.1	$24.1	$221.0	$74.8	$18.2	$35.1

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, and CYAPC and YAEC cash balances. The December 31, 2021 balance also included a $10 million customer assistance fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages at CL&P established under the terms of the PURA-approved October 2021 settlement agreement. Those customers were provided with $10 million of bill forgiveness in the first quarter of 2022, which represented a non-cash transaction. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

Restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement. As of March 31, 2022, $20.0 million of this restricted cash was recorded as short-term in Special Deposits and $15.9 million was recorded in Other Long-Term Assets. As of December 31, 2021, this restricted cash totaled $41.5 million and was recorded in Other Long-Term Assets on the balance sheet.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,452.5	$268.0	$386.9	$116.5	$1,481.0	$272.4	$395.5	$118.9
Storm Costs, Net	1,249.3	735.7	449.4	64.2	1,102.7	695.6	341.3	65.8
Regulatory Tracking Mechanisms	937.7	295.2	375.0	97.0	1,050.5	333.6	376.6	85.4
Income Taxes, Net	791.2	471.8	112.8	14.5	790.7	470.5	112.6	17.5
Securitized Stranded Costs	468.1	—	—	468.1	478.9	—	—	478.9
Goodwill-related	293.6	—	252.1	—	297.8	—	255.7	—
Derivative Liabilities	229.4	229.4	—	—	249.2	249.2	—	—
Asset Retirement Obligations	117.5	34.2	61.9	4.2	115.0	33.6	59.8	4.1
Other Regulatory Assets	162.1	28.9	35.4	14.7	150.0	29.9	37.7	15.8
Total Regulatory Assets	5,701.4	2,063.2	1,673.5	779.2	5,715.8	2,084.8	1,579.2	786.4
Less: Current Portion	1,128.1	382.1	433.7	124.7	1,129.1	371.6	444.0	107.2
Total Long-Term Regulatory Assets	$4,573.3	$1,681.1	$1,239.8	$654.5	$4,586.7	$1,713.2	$1,135.2	$679.2

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $262.5 million (including $113.4 million for CL&P, $84.2 million for NSTAR Electric and $3.4 million for PSNH) and $252.5 million (including $114.9 million for CL&P, $85.0 million for NSTAR Electric and $3.4 million for PSNH) of additional regulatory costs as of March 31, 2022 and December 31, 2021, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of March 31, 2022 and December 31, 2021, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $35.0 million and $33.0 million at Eversource, $15.3 million and $18.0 million at CL&P, and $6.1 million and $6.1 million at NSTAR Electric, respectively.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,665.7	$992.7	$973.3	$356.1	$2,685.2	$996.1	$984.5	$359.2
Cost of Removal	667.2	108.6	388.2	19.1	649.6	100.1	381.0	17.2
Regulatory Tracking Mechanisms	571.8	226.7	237.2	94.9	448.4	182.0	185.1	107.0
Benefit Costs	128.3	—	103.1	—	133.5	—	107.4	—
AFUDC - Transmission	85.1	44.0	41.1	—	81.0	43.2	37.8	—
CL&P Settlement Agreement and Storm Performance Penalty	12.9	12.9	—	—	81.3	81.3	—	—
Other Regulatory Liabilities	416.2	75.0	107.4	25.1	389.7	57.1	91.5	18.2
Total Regulatory Liabilities	4,547.2	1,459.9	1,850.3	495.2	4,468.7	1,459.8	1,787.3	501.6
Less: Current Portion	652.4	251.6	279.3	106.4	602.4	266.5	228.2	120.2
Total Long-Term Regulatory Liabilities	$3,894.8	$1,208.3	$1,571.0	$388.8	$3,866.3	$1,193.3	$1,559.1	$381.4

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2022	As of December 31, 2021
(Millions of Dollars)
Distribution - Electric	$17,809.0	$17,679.1
Distribution - Natural Gas	6,713.7	6,694.8
Transmission - Electric	13,011.0	12,882.4
Distribution - Water	1,924.9	1,900.9
Solar	200.9	200.9
Utility	39,659.5	39,358.1
Other (1)	1,509.6	1,469.5
Property, Plant and Equipment, Gross	41,169.1	40,827.6
Less: Accumulated Depreciation
Utility	(8,976.2)	(8,885.2)
Other	(609.8)	(580.1)
Total Accumulated Depreciation	(9,586.0)	(9,465.3)
Property, Plant and Equipment, Net	31,583.1	31,362.3
Construction Work in Progress	2,269.5	2,015.4
Total Property, Plant and Equipment, Net	$33,852.6	$33,377.7

	As of March 31, 2022			As of December 31, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,188.9	$8,151.1	$2,509.3	$7,117.6	$8,105.5	$2,496.2
Transmission - Electric	5,912.5	5,137.1	1,963.1	5,859.0	5,090.5	1,934.6
Solar	—	200.9	—	—	200.9	—
Property, Plant and Equipment, Gross	13,101.4	13,489.1	4,472.4	12,976.6	13,396.9	4,430.8
Less: Accumulated Depreciation	(2,592.6)	(3,271.8)	(912.8)	(2,572.1)	(3,227.3)	(908.4)
Property, Plant and Equipment, Net	10,508.8	10,217.3	3,559.6	10,404.5	10,169.6	3,522.4
Construction Work in Progress	432.2	791.6	163.0	399.0	707.0	134.1
Total Property, Plant and Equipment, Net	$10,941.0	$11,008.9	$3,722.6	$10,803.5	$10,876.6	$3,656.5

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

Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses on the statements of income as electricity or natural gas is delivered.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2022			As of December 31, 2021
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$14.8	$(0.4)	$14.4	$14.7	$(1.0)	$13.7
Long-Term Derivative Assets	Level 3	41.4	(1.3)	40.1	46.9	(0.9)	46.0
Current Derivative Liabilities	Level 3	(74.4)	—	(74.4)	(73.5)	—	(73.5)
Long-Term Derivative Liabilities	Level 3	(209.5)	—	(209.5)	(235.4)	—	(235.4)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2022 and December 31, 2021 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended March 31, 2022 and 2021, there were gains of $6.2 million and losses of $11.1 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts classified as Level 3 utilizes both significant observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements.

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of March 31, 2022						As of December 31, 2021
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024

Exit price premiums of 4.5 percent through 8.8 percent, or a weighted average of 7.7 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

As of December 31, 2021, Level 3 unobservable inputs also utilized in the valuation of CL&P’s capacity-related contracts included capacity prices of $2.61 per kW-Month over the period 2025 through 2026. As of March 31, 2022, these capacity price inputs are now observable.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
Derivatives, Net:
Fair Value as of Beginning of Period	$(249.2)	$(293.1)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	6.2	(12.5)
Settlements	13.6	12.5
Fair Value as of End of Period	$(229.4)	$(293.1)

5.    MARKETABLE SECURITIES

Eversource holds marketable securities that are primarily used to fund certain non-qualified executive benefits.  The trusts that hold these marketable securities are not subject to regulatory oversight by state or federal agencies.  Eversource’s marketable securities also include CYAPC and YAEC legally restricted trusts that each hold equity and available-for-sale debt securities to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Equity and available-for-sale debt marketable securities are recorded at fair value, with the current portion recorded in Prepayments and Other Current Assets and the long-term portion recorded in Marketable Securities on the balance sheets.

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of March 31, 2022 and December 31, 2021 was $31.5 million and $40.2 million, respectively.  For the three months ended March 31, 2022 and 2021, there were unrealized losses of $4.4 million and unrealized gains of $1.1 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $195.5 million and $214.0 million as of March 31, 2022 and December 31, 2021, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of March 31, 2022				As of December 31, 2021
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$211.4	$0.5	$(3.6)	$208.3	$214.5	$5.1	$(0.2)	$219.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $183.4 million and $189.9 million as of March 31, 2022 and December 31, 2021, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three months ended March 31, 2022 and 2021, and no allowance for credit losses as of March 31, 2022. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of March 31, 2022, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$27.0	$27.0
One to five years	61.9	61.6
Six to ten years	36.3	35.5
Greater than ten years	86.2	84.2
Total Debt Securities	$211.4	$208.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2022	As of December 31, 2021
Level 1:
Mutual Funds and Equities	$227.0	$254.2
Money Market Funds	26.0	31.3
Total Level 1	$253.0	$285.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$80.0	$81.3
Corporate Debt Securities	62.5	65.3
Asset-Backed Debt Securities	11.6	12.6
Municipal Bonds	11.7	12.3
Other Fixed Income Securities	16.5	16.6
Total Level 2	$182.3	$188.1
Total Marketable Securities	$435.3	$473.6

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,393.8	$1,343.0	$606.2	$657.0	0.93%	0.31%
NSTAR Electric Commercial Paper Program	275.0	162.5	375.0	487.5	0.43%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2022.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2022, there were intercompany loans from Eversource parent to PSNH of $196.4 million and to a subsidiary of NSTAR Electric of $4.0 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
Eversource Parent 2.90% Series V Senior Notes	$650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.38% Series W Senior Notes	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 2.75% Series K Senior Notes	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)	March 2022	March 2022	Paid at maturity

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of March 31, 2022	As of December 31, 2021
Restricted Cash - Current Portion (included in Current Assets)	$16.3	$31.1
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	468.1	478.9
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.0	5.4
Accrued Interest (included in Other Current Liabilities)	2.9	7.5
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	432.1	453.7

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended
	March 31, 2022	March 31, 2021
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	4.4	4.7

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

The components of net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets/(liabilities) for future recovery or refund, are shown below.  The service cost component of net periodic benefit plan expense/(income), less the capitalized portion, is included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit plan expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income. Pension, SERP and PBOP expense/(income) reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include intercompany allocations of net periodic benefit plan expense/(income), as these amounts are cash settled on a short-term basis.

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.7	$4.5	$3.6	$1.8	$2.8	$0.5	$0.5	$0.2
Interest Cost	38.6	7.8	8.1	4.2	5.0	0.9	1.3	0.5
Expected Return on Plan Assets	(131.7)	(26.6)	(32.0)	(14.1)	(22.4)	(2.8)	(10.6)	(1.6)
Actuarial Losses, net	30.7	4.2	8.5	2.2	—	—	—	—
Prior Service Cost/(Credit)	0.4	—	0.1	—	(5.4)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(44.3)	$(10.1)	$(11.7)	$(5.9)	$(20.0)	$(1.2)	$(13.1)	$(0.8)
Intercompany Income Allocations	N/A	$(3.8)	$(2.9)	$(0.8)	N/A	$(0.9)	$(0.9)	$(0.3)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.3	$6.3	$4.0	$2.2	$3.5	$0.6	$0.6	$0.3
Interest Cost	32.6	7.3	6.7	3.6	4.4	0.8	1.1	0.5
Expected Return on Plan Assets	(108.9)	(21.6)	(26.9)	(11.9)	(19.7)	(2.6)	(9.3)	(1.5)
Actuarial Loss	61.6	13.0	15.5	4.9	2.6	0.4	0.6	0.3
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.2	(4.2)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$6.9	$5.0	$(0.6)	$(1.2)	$(14.5)	$(0.6)	$(11.2)	$(0.3)
Intercompany Expense/(Income) Allocations	N/A	$1.3	$1.5	$0.5	N/A	$(0.3)	$(0.4)	$(0.1)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2022		As of December 31, 2021
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	61	$117.8	61	$115.4
CL&P	14	14.3	14	13.9
NSTAR Electric	11	3.2	11	3.3
PSNH	9	6.4	9	6.3

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $108.3 million and $105.6 million as of March 31, 2022 and December 31, 2021, respectively, and related primarily to the natural gas business segment.

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

B.    Long-Term Contractual Arrangements
The following is an update to the current status of long-term contractual arrangements set forth in Note 13B of the Eversource 2021 Form 10-K.

Renewable Energy: Renewable energy contracts include non-cancelable commitments under contracts of NSTAR Electric for the purchase of energy and RECs from renewable energy facilities.

NSTAR Electric
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$75.6	$78.3	$269.4	$315.8	$322.1	$5,812.2	$6,873.4

The table has been updated to include long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts for this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated costs under this contract are expected to begin in 2024 and range between $240 million and $375 million per year under NSTAR Electric’s 20-year contract, totaling approximately $6.0 billion.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $7.0 million and $7.3 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties:

As of March 31, 2022
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$936.3	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	330.6	2026
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	254.7	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	165.3	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	107.8	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	2.2	(7)
Bay State Wind LLC	Real estate purchase	2.5	2022
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	4.3	—
Various	Surety bonds (9)	35.0	2022 - 2023
Eversource Service	Lease payments for real estate	0.7	2024

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

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $268.5 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from November 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $184.0 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from June 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

(5)    Eversource parent issued a guarantee (Funding Guarantee) on behalf of Eversource Investment LLC (EI), its wholly-owned subsidiary that holds a 50 percent ownership interest in NEO, under which Eversource parent agreed to guarantee certain funding obligations and certain indemnification payments of EI under the operating agreement of NEO, in an amount not to exceed $910 million. The guaranteed obligations include payment of EI's funding obligations during the construction phase of NEO’s underlying offshore wind projects and indemnification obligations associated with third party credit support for its investment in NEO. Eversource parent’s obligations under the Funding Guarantee expire upon the full performance of the guaranteed obligations.

(6)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guarantee obligations.

(7)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(8)    On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. In January 2022, Eversource parent issued two letters of credit on behalf of South Fork Wind, LLC related to future decommissioning obligations of certain onshore transmission assets totaling $4.3 million.

(9)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Second Quarter 2022 Guarantees: In April 2022, Eversource parent issued three additional guarantees, two on behalf of Revolution Wind, LLC and one on behalf of South Fork Wind, LLC, whereby Eversource parent will guarantee performance of construction-related purchase agreements in an aggregate amount not to exceed $160.2 million.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2022 and December 31, 2021.

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

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners' two complaint cases to the NETOs' pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. In the first quarter of 2021, the liability for the performance penalty of $30 million was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the income statement. The after-tax earnings impact of this charge was $0.07 per share. The penalty was subsequently reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of an October 1, 2021 settlement agreement that was approved by PURA on October 27, 2021.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$158.3	$116.2	$115.5	$43.0	$42.8	$—	$—
Long-Term Debt	18,729.6	18,562.3	4,215.7	4,392.2	3,986.3	4,094.1	1,164.0	1,086.3
Rate Reduction Bonds	475.3	492.8	—	—	—	—	475.3	492.8

As of December 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.3	$116.2	$122.3	$43.0	$44.0	$—	$—
Long-Term Debt	18,216.7	19,636.3	4,215.4	4,848.9	3,985.4	4,453.5	1,163.8	1,220.6
Rate Reduction Bonds	496.9	543.3	—	—	—	—	496.9	543.3

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1C, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$0.4	$(42.3)	$(42.3)	$(1.4)	$1.1	$(76.1)	$(76.4)

OCI Before Reclassifications	—	(0.8)	—	(0.8)	—	(0.7)	—	(0.7)
Amounts Reclassified from AOCI	—	—	1.5	1.5	0.4	—	1.5	1.9
Net OCI	—	(0.8)	1.5	0.7	0.4	(0.7)	1.5	1.2
Balance as of End of Period	$(0.4)	$(0.4)	$(40.8)	$(41.6)	$(1.0)	$0.4	$(74.6)	$(75.2)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2022 and December 31, 2021	Issued as of
	Par Value		March 31, 2022	December 31, 2021
Eversource	$5	380,000,000	357,818,402	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Treasury Shares: As of March 31, 2022 and December 31, 2021, there were 12,968,130 and 13,415,206 Eversource common shares held as treasury shares, respectively. As of March 31, 2022 and December 31, 2021, there were 344,850,272 and 344,403,196 Eversource common shares outstanding, respectively.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. Eversource also issued treasury shares for its 2021 water business acquisition. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2022 and 2021. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2022 and December 31, 2021. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three months ended March 31, 2022 and 2021, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to Common Shareholders	$443.4	$366.1
Weighted Average Common Shares Outstanding:
Basic	345,156,346	343,678,243
Dilutive Effect	504,787	656,446
Diluted	345,661,133	344,334,689
Basic EPS	$1.28	$1.07
Diluted EPS	$1.28	$1.06

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,186.2	$556.8	$—	$28.2	$—	$—	$1,771.2
Commercial	661.3	257.6	—	14.6	—	(1.1)	932.4
Industrial	89.6	68.1	—	1.1	—	(4.5)	154.3
Total Retail Tariff Sales Revenues	1,937.1	882.5	—	43.9	—	(5.6)	2,857.9
Wholesale Transmission Revenues	—	—	446.2	—	24.4	(364.7)	105.9
Wholesale Market Sales Revenues	365.5	33.5	—	0.8	—	—	399.8
Other Revenues from Contracts with Customers	17.7	1.0	3.8	1.9	359.1	(353.1)	30.4
Amortization of/(Reserve for) Revenues Subject to Refund (1)	58.4	—	—	(0.4)	—	—	58.0
Total Revenues from Contracts with Customers	2,378.7	917.0	450.0	46.2	383.5	(723.4)	3,452.0
Alternative Revenue Programs	4.8	10.2	(15.0)	2.2	—	13.6	15.8
Other Revenues (2)	2.8	0.4	0.2	0.1	—	—	3.5
Total Operating Revenues	$2,386.3	$927.6	$435.2	$48.5	$383.5	$(709.8)	$3,471.3

	For the Three Months Ended March 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,066.0	$466.3	$—	$27.7	$—	$—	$1,560.0
Commercial	559.9	207.6	—	13.8	—	(1.4)	779.9
Industrial	83.0	55.9	—	1.0	—	(3.5)	136.4
Total Retail Tariff Sales Revenues	1,708.9	729.8	—	42.5	—	(4.9)	2,476.3
Wholesale Transmission Revenues	—	—	394.3	—	19.2	(321.0)	92.5
Wholesale Market Sales Revenues	149.1	26.4	—	0.8	—	—	176.3
Other Revenues from Contracts with Customers	18.2	1.3	3.4	1.2	323.8	(321.3)	26.6
Total Revenues from Contracts with Customers	1,876.2	757.5	397.7	44.5	343.0	(647.2)	2,771.7
Alternative Revenue Programs	23.0	22.8	2.7	1.8	—	2.2	52.5
Other Revenues (2)	1.1	0.2	0.2	0.1	—	—	1.6
Total Operating Revenues	$1,900.3	$780.5	$400.6	$46.4	$343.0	$(645.0)	$2,825.8

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$599.1	$404.6	$182.5	$545.8	$362.4	$157.8
Commercial	242.2	331.3	88.4	214.2	268.3	77.8
Industrial	33.5	34.1	22.0	36.7	24.6	21.7
Total Retail Tariff Sales Revenues	874.8	770.0	292.9	796.7	655.3	257.3
Wholesale Transmission Revenues	209.1	165.2	71.9	189.0	147.1	58.2
Wholesale Market Sales Revenues	279.9	57.9	27.7	109.7	24.4	15.0
Other Revenues from Contracts with Customers	7.9	11.6	2.6	7.3	11.7	3.2
Amortization of Revenues Subject to Refund (1)	58.4	—	—	—	—	—
Total Revenues from Contracts with Customers	1,430.1	1,004.7	395.1	1,102.7	838.5	333.7
Alternative Revenue Programs	1.3	(8.2)	(3.3)	8.9	13.8	3.0
Other Revenues (2)	0.1	2.0	0.9	0.2	1.1	—
Eliminations	(145.7)	(135.3)	(53.3)	(124.5)	(116.4)	(43.3)
Total Operating Revenues	$1,285.8	$863.2	$339.4	$987.3	$737.0	$293.4

(1)    Amortization of Revenues Subject to Refund within the Electric Distribution segment in the first quarter of 2022 represents customer credits being distributed to CL&P’s customers on retail electric bills as a result of the October 2021 CL&P settlement agreement and the 2021 civil penalty for non-compliance with storm performance standards. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million is being refunded over a one year billing period, which began September 1, 2021.

(2)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.0 million (including $0.2 million at CL&P and $0.6 million at NSTAR Electric) and $1.6 million (including $0.2 million at CL&P and $1.1 million at NSTAR Electric) for the three months ended March 31, 2022 and 2021, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,386.3	$927.6	$435.2	$48.5	$383.5	$(709.8)	$3,471.3
Depreciation and Amortization	(351.6)	(51.9)	(81.9)	(12.3)	(30.2)	1.6	(526.3)
Other Operating Expenses	(1,845.6)	(657.3)	(129.3)	(27.1)	(331.4)	708.8	(2,281.9)
Operating Income	$189.1	$218.4	$224.0	$9.1	$21.9	$0.6	$663.1
Interest Expense	$(59.4)	$(15.8)	$(33.2)	$(8.2)	$(46.8)	$10.1	$(153.3)
Other Income, Net	47.6	10.1	8.9	2.2	495.9	(493.1)	71.6
Net Income Attributable to Common Shareholders	140.9	164.0	148.5	3.7	468.7	(482.4)	443.4
Cash Flows Used for Investments in Plant	280.5	127.3	266.9	27.8	62.1	—	764.6

	For the Three Months Ended March 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,900.3	$780.5	$400.6	$46.4	$343.0	$(645.0)	$2,825.8
Depreciation and Amortization	(221.9)	(45.7)	(73.5)	(11.3)	(27.3)	1.0	(378.7)
Other Operating Expenses	(1,530.5)	(535.8)	(115.4)	(25.1)	(299.5)	644.8	(1,861.5)
Operating Income	$147.9	$199.0	$211.7	$10.0	$16.2	$0.8	$585.6
Interest Expense	$(53.3)	$(13.9)	$(32.7)	$(7.9)	$(41.6)	$11.6	$(137.8)
Other Income, Net	20.7	3.9	5.5	1.0	424.1	(421.0)	34.2
Net Income Attributable to Common Shareholders	93.2	147.6	135.4	3.6	394.9	(408.6)	366.1
Cash Flows Used for Investments in Plant	256.6	131.8	225.2	27.6	47.8	—	689.0

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2022	$25,883.2	$7,329.7	$12,757.8	$2,572.1	$23,394.3	$(22,647.9)	$49,289.2
As of December 31, 2021	25,411.2	7,215.9	12,377.8	2,551.1	22,674.7	(21,738.6)	48,492.1

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2021 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP (non-GAAP) that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2022 earnings and EPS excluding certain acquisition and transition costs and our 2021 earnings and EPS excluding charges at CL&P related to an October 2021 settlement agreement that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by the PURA.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2022 and 2021 results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of acquisition and transition costs, the CL&P October 2021 settlement agreement, and the 2021 storm performance penalty imposed on CL&P by the PURA are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2021 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2021 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $443.4 million, or $1.28 per share, in the first quarter of 2022, compared with $366.1 million, or $1.06 per share, in the first quarter of 2021.

•Our first quarter of 2022 results include after-tax acquisition and transition costs of $5.3 million, or $0.02 per share, recorded at Eversource parent. Our first quarter of 2021 results include an after-tax charge at CL&P of $24.1 million, or $0.07 per share, recorded within the electric distribution segment resulting from a PURA assessment as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Our first quarter of 2021 results also include after-tax acquisition and transition costs of $6.2 million, or $0.02 per share, recorded at Eversource parent. Excluding those costs, our non-GAAP earnings were $448.7 million, or $1.30 per share, in the first quarter of 2022, compared with $396.4 million, or $1.15 per share, in the first quarter of 2021.

•We reaffirmed our projection of our long-term EPS growth rate through 2026 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We estimate to earn within the 2022 non-GAAP earnings guidance range of between $4.00 per share and $4.17 per share, which excludes the impact of acquisition and transition costs.

Liquidity:

•Cash flows provided by operating activities totaled $371.9 million in the first quarter of 2022, compared with $411.4 million in the first quarter of 2021. Investments in property, plant and equipment totaled $764.6 million in the first quarter of 2022, compared with $689.0 million in the first quarter of 2021.

•Cash totaled $46.2 million as of March 31, 2022, compared with $66.8 million as of December 31, 2021. Our available borrowing capacity under our commercial paper programs totaled $981.2 million as of March 31, 2022. In the first quarter of 2022, we issued $1.30 billion of new long-term debt and we repaid $770 million of long-term debt.

•On May 4, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, payable on June 30, 2022 to shareholders of record as of May 19, 2022. On February 2, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on March 31, 2022 to shareholders of record as of March 3, 2022.

Strategic Items:

•On May 4, 2022, we announced that we have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we will explore strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. We expect to complete this review during 2022. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

•South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Site preparation and onshore activities for the project’s underground onshore transmission line and construction of the onshore interconnection facility located in East Hampton, New York are underway.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended March 31,
	2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$443.4	$1.28	$366.1	$1.06

Regulated Companies (Non-GAAP)	$457.1	$1.32	$403.9	$1.17
Eversource Parent and Other Companies (Non-GAAP)	(8.4)	(0.02)	(7.5)	(0.02)
Non-GAAP Earnings	$448.7	$1.30	$396.4	$1.15
CL&P Storm Performance Penalty (after-tax) (1)	—	—	(24.1)	(0.07)
Acquisition and Transition Costs (after-tax) (2)	(5.3)	(0.02)	(6.2)	(0.02)
Net Income Attributable to Common Shareholders (GAAP)	$443.4	$1.28	$366.1	$1.06

(1)    The 2021 after-tax cost relates to a charge recorded at CL&P as a result of the April 28, 2021 PURA decision and May 6, 2021 PURA notice of violation, which included a $28.4 million penalty for storm performance results and is currently being provided as credits to customer bills and a $1.6 million fine to the State of Connecticut’s general fund. The $1.6 million fine was subsequently reduced to $0.2 million in PURA’s July 14, 2021 decision. As a result of the October 1, 2021 CL&P settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views the CL&P storm performance penalty and the subsequent October 1, 2021 settlement agreement impacts collectively, and as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. As a result, beginning in the third quarter of 2021, the storm performance penalty was presented as a non-GAAP adjustment to net income. The first quarter of 2021 non-GAAP reconciliation has been recast to conform to this presentation.

(2)    The after-tax costs are for the continuing transition of systems as a result of our purchase of the assets of CMA on October 9, 2020 and integrating the CMA assets onto Eversource’s systems. The after-tax costs also include costs associated with our water business acquisitions.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$457.1	$1.32	$379.8	$1.10

Electric Distribution, excluding CL&P Storm Performance Penalty (Non-GAAP)	$140.9	$0.41	$117.3	$0.34
Electric Transmission	148.5	0.43	135.4	0.39
Natural Gas Distribution	164.0	0.47	147.6	0.43
Water Distribution	3.7	0.01	3.6	0.01
Net Income - Regulated Companies (Non-GAAP)	$457.1	$1.32	$403.9	$1.17
CL&P Storm Performance Penalty (after-tax)	—	—	(24.1)	(0.07)
Net Income - Regulated Companies (GAAP)	$457.1	$1.32	$379.8	$1.10

Our electric distribution segment earnings increased $47.7 million in the first quarter of 2022, as compared to the first quarter of 2021, due primarily to the absence in 2022 of the $30.0 million pre-tax charge to earnings at CL&P for a storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the CL&P storm performance penalty was $24.1 million, or $0.07 per share. Excluding that charge, electric distribution segment earnings increased $23.6 million due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2022 and at PSNH effective August 1, 2021, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, and lower pension plan expense in Connecticut and New Hampshire. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher storm costs, higher depreciation, higher property tax expense and higher interest expense. Our Massachusetts utilities recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year, therefore the change in their pension expense does not impact earnings.

Our electric transmission segment earnings increased $13.1 million in the first quarter of 2022, as compared to the first quarter of 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $16.4 million in the first quarter of 2022, as compared to the first quarter of 2021, due primarily to base distribution rate increases at EGMA and NSTAR Gas effective November 1, 2021, higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, and lower pension plan expense at Yankee Gas. Those earnings increases were partially offset by higher operations and maintenance expense, higher property tax expense, higher interest expense, and higher depreciation expense. Our natural gas companies' decoupled rate structure is seasonally structured and provides greater earnings in the winter heating months in correlation to higher customer usage. Therefore, the majority of the impact of the EGMA and NSTAR Gas annual base distribution rate increases have been recognized by the end of the first quarter of 2022.

Our water distribution segment earnings increased $0.1 million in the first quarter of 2022, as compared to the first quarter of 2021.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses were flat in the first quarter of 2022, as compared to the first quarter of 2021. Higher interest expense was offset by a higher return at Eversource Service as a result of increased investments in property, plant and equipment and an after-tax decrease of $0.9 million in acquisition and transition costs of EGMA recorded at Eversource parent.

Impact of COVID-19

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19.

As of March 31, 2022, our allowance for uncollectible customer receivable balance of $432.2 million, of which $225.5 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. As of March 31, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $58.5 million and $55.3 million at Eversource, $20.4 million and $23.9 million at CL&P, and $9.0 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, and policies and practices in the jurisdictions in which we operate, we believe our state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

As of March 31, 2022 and December 31, 2021, a total of $35.0 million and $33.0 million, respectively, of incremental COVID-19 related non-tracked uncollectible costs were recorded on the balance sheets.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. In addition, Eversource uses its capital resources to fund investments in its offshore wind business, which are recognized as long-term assets.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Cash totaled $46.2 million as of March 31, 2022, compared with $66.8 million as of December 31, 2021.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,393.8	$1,343.0	$606.2	$657.0	0.93%	0.31%
NSTAR Electric Commercial Paper Program	275.0	162.5	375.0	487.5	0.43%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2022. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2022, there were intercompany loans from Eversource parent to PSNH of $196.4 million and to a subsidiary of NSTAR Electric of $4.0 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
Eversource Parent 2.90% Series V Senior Notes	$650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.38% Series W Senior Notes	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 2.75% Series K Senior Notes	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)	March 2022	March 2022	Paid at maturity

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $9.0 million of interest payments in the first quarter of 2022, and paid $21.6 million of RRB principal payments and $9.6 million of interest payments in the first quarter of 2021.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $371.9 million in the first quarter of 2022, compared with $411.4 million in the first quarter of 2021. Changes in Eversource’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business and as further discussed. Operating cash flows were unfavorably impacted by the timing of cash collections on our accounts receivable, an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms and an increase in cash payments for storm costs, customer credits being distributed to CL&P’s customers in the first quarter of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for its response to Tropical Storm Isaias, a $22.3 million increase in cost of removal expenditures, and an increase in income tax payments of $7.2 million made in 2022, as compared to 2021. These unfavorable impacts were partially offset by the timing of cash payments made on our accounts payable, the timing of other working capital items, and a $5.0 million decrease in pension contributions made in 2022, as compared to 2021.

On May 4, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, payable on June 30, 2022 to shareholders of record as of May 19, 2022. On February 2, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on March 31, 2022 to shareholders of record as of March 3, 2022. In the first quarter of 2022, we paid cash dividends of $213.9 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $219.8 million. In the first quarter of 2021, we paid cash dividends of $201.0 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $206.9 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2022, CL&P, NSTAR Electric and PSNH paid $73.1 million, $71.9 million, and $26.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first quarter of 2022, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $764.6 million, $205.3 million, $234.1 million, and $107.9 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2021 Form 10-K. See Note 9B, "Commitments and Contingencies – Long-Term Contractual Arrangements," to the financial statements for discussion of material changes to our cash requirements from contractual obligations. Other than as described in the footnote, there have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2021 Form 10-K.

Credit Ratings: On April 8, 2022, Fitch changed CL&P’s outlook from negative to stable.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $685.6 million in the first quarter of 2022, compared to $620.7 million in the first quarter of 2021.  These amounts included $53.7 million and $47.8 million in the first quarter of 2022 and 2021, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $43.3 million in the first quarter of 2022, as compared to the first quarter of 2021.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
CL&P	$93.8	$81.3
NSTAR Electric	83.4	82.0
PSNH	53.3	23.9
Total Electric Transmission Segment	$230.5	$187.2

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

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the second quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, is expected to commence in the second quarter of 2022. We spent $9.5 million during the first quarter of 2022 and we expect to make additional capital expenditures of approximately $160 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $6.5 million during the first quarter of 2022 and we expect to make additional capital expenditures of approximately $130 million on these transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2022
Basic Business	$59.3	$27.3	$13.5	$100.1	$54.9	$1.8	$156.8
Aging Infrastructure	34.2	48.6	12.4	95.2	61.2	23.6	180.0
Load Growth and Other	14.0	36.4	5.2	55.6	8.8	0.1	64.5
Total Distribution	107.5	112.3	31.1	250.9	124.9	25.5	401.3
Solar	—	0.1	—	0.1	—	—	0.1
Total	$107.5	$112.4	$31.1	$251.0	$124.9	$25.5	$401.4
2021
Basic Business	$45.0	$31.3	$13.6	$89.9	$25.4	$1.7	$117.0
Aging Infrastructure	34.1	46.1	19.5	99.7	77.2	16.7	193.6
Load Growth and Other	20.3	35.3	7.7	63.3	12.8	0.1	76.2
Total Distribution	99.4	112.7	40.8	252.9	115.4	18.5	386.8
Solar	—	(1.1)	—	(1.1)	—	—	(1.1)
Total	$99.4	$111.6	$40.8	$251.8	$115.4	$18.5	$385.7

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

Pending Acquisition of Torrington Water Company: On March 7, 2022, Aquarion and The Torrington Water Company (TWC) entered into a definitive agreement pursuant to which Aquarion would acquire all outstanding shares of TWC. TWC provides regulated water service to approximately 10,100 customers in Connecticut. The acquisition will be structured as a stock-for-stock exchange and Eversource will issue between 885,000 and 925,000 common shares at closing. The transaction requires approval from the PURA and is expected to close by the end of 2022.

Offshore Wind Business:

Strategic Review of Offshore Wind Investments: On May 4, 2022, we announced that we have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we will explore strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. We expect to complete this review during 2022. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

Our offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as undeveloped offshore lease area. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted.

The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300-square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts. In aggregate, these ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy.

As of March 31, 2022 and December 31, 2021, Eversource's total equity investment balance in its offshore wind business was $1.33 billion and $1.21 billion, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Contracts, Permitting and Construction of Offshore Wind Projects: The following table provides a summary of the Eversource and Ørsted major projects with announced contracts:

Wind Project	State Servicing	Size (MW)	Term (Years)	Price per MWh	Pricing Terms	Contract Status
Revolution Wind	Rhode Island	400	20	$98.43	Fixed price contract; no price escalation	Approved
Revolution Wind	Connecticut	304	20	$98.43 - $99.50	Fixed price contracts; no price escalation	Approved
South Fork Wind	New York (LIPA)	90	20	$160.33	2 percent average price escalation	Approved
South Fork Wind	New York (LIPA)	40	20	$86.25	2 percent average price escalation	Approved
Sunrise Wind	New York (NYSERDA)	924	25	$110.37 (1)	Fixed price contract; no price escalation	Approved

(1)    Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the first quarter of 2023, the Record of Decision in the second quarter of 2023, and final approval is expected in the third quarter of 2023. On August 31, 2021, Sunrise Wind received BOEM’s NOI to prepare an EIS for the review of the COP. For Sunrise Wind, a final EIS and Record of Decision are expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023.

South Fork Wind, Revolution Wind and Sunrise Wind are each designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the projects’ permitting timelines.

State and Local Siting and Permitting Process: State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. The Revolution Wind state siting application was deemed complete on January 22, 2021, and the preliminary hearing was completed on March 22, 2021. On April 26, 2021, the Rhode Island Energy Facilities Siting Board issued a Preliminary Decision and Order on scheduling with Advisory Opinions for local and state agencies. All advisory opinions were received in August, in accordance with the expedited schedule, and evidentiary hearings began in October 2021 and are ongoing. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process, and Sunrise Wind filed a formal notice of intent to commence settlement negotiations towards a Joint Proposal on August 31, 2021. Settlement negotiations are ongoing.

Construction Process - South Fork Wind: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Site preparation and onshore activities for the project’s underground onshore transmission line and construction of the onshore interconnection facility located in East Hampton, New York are underway. Offshore installation, including the project’s monopile foundations, 11-megawatt wind turbines, and offshore substation, is expected to occur in 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

Projected In-Service Dates: We expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, based on the BOEM permit schedule included in each respective NOI outlining when BOEM will complete its review of the COP, we currently expect in-service dates in 2025 for both projects.

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is underway. Construction-related purchase agreements with third-party contractors and materials contracts are approximately 80 percent secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $0.9 billion and $1.0 billion in 2022 and expect to make investments for our three projects in total between $3.0 billion and $3.6 billion from 2023 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments could be impacted by the strategic review of our offshore wind investment portfolio discussed above.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2022 and December 31, 2021.

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

On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos 569-A and 569-B are currently under appeal with the Court.

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners' two complaint cases to the NETOs' pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing the Commission’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If the FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2021 estimated rate base) on Eversource's after-tax earnings is approximately $17 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2022, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2021 Form 10-K.

Connecticut:

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for Amended EDC Advanced Metering Infrastructure Proposal. CL&P submitted an Amended Proposal in response to this request on November 8, 2021 with an updated schedule for the years 2022 through 2028, which included additional information as required by the PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. The procedural schedule includes briefs that were filed on April 29, 2022.

Yankee Gas System Expansion Plan Order: In September 2021, PURA undertook a review of Connecticut natural gas companies’ infrastructure system expansion plan (SEP) to determine if the SEP continues to be in the best interest of the state’s comprehensive energy strategy. On April 27, 2022, PURA issued an order for the immediate winding down of the SEP by (1) ending the enrollment of new customers in the SEP program and permitting only a specific group of potential customers who have executed a services agreement with a natural gas company on or before a specified date to qualify for incentives under the current SEP; (2) directing all surplus non-firm margin to be deferred as a regulatory liability and applied to rate base in a future rate proceeding; and (3) directing the natural gas companies to cease all outbound and passive marketing regarding the SEP. Eversource is currently evaluating the prospective impact of this proceeding, however, does not believe the impact will be material to its future financial position, results of operations and cash flows.

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its fourth annual Performance Based Rate Adjustment filing on November 10, 2021 and on December 22, 2021, the DPU approved a $36.8 million increase to base distribution rates effective January 1, 2022.

NSTAR Electric Distribution Rate Case: On January 14, 2022, NSTAR Electric filed an application with the DPU for approval of an $89 million increase in base distribution rates, with new rates anticipated to be effective January 1, 2023. On April 22, 2022, NSTAR Electric updated its requested increase to $88 million. As part of this filing, NSTAR Electric is requesting a renewal of the performance-based ratemaking plan originally authorized in its last rate case for up to a ten-year term, alignment with state electrification policy, storm fund refinements, and Advanced Metering Infrastructure tariff approval. A final decision from the DPU is expected on December 1, 2022.

NSTAR Electric Grid Modernization and Advanced Metering Infrastructure Filing: On July 1, 2021, NSTAR Electric submitted for DPU approval its four-year $198.8 million grid modernization plan for the years 2022 through 2025 and proposed $620 million Advanced Metering Infrastructure investment and implementation plan (including program operating costs) for the years 2022 through 2028. As required, the plan includes a ten-year vision, five-year strategic plan, including a full deployment of advanced metering functionality, separate four-year grid-facing and customer-facing short-term investment plans, and a composite business case in support of the Advanced Metering Infrastructure plan. NSTAR Electric expects DPU guidance for all investments by the fourth quarter of 2022. For Advanced Metering Infrastructure investments, additional review of the cost recovery mechanism will be conducted in NSTAR Electric’s base distribution rate case that was filed on January 14, 2022 with a decision expected on December 1, 2022. Reply briefs are due to be filed by NSTAR Electric on June 27, 2022.

New Hampshire:

Energy Efficiency Plan: On November 12, 2021, the NHPUC issued an order rejecting the proposed 2021 through 2023 energy efficiency plan and significantly reduced funding and operational functions of the program. The order eliminated the recovery of performance incentives and made other key changes to the energy efficiency plan beginning in 2022. PSNH sought a rehearing of the order and was denied, which resulted in PSNH filing a formal appeal to the New Hampshire Supreme Court.

On February 10, 2022, the NHPUC issued an order that restored the 2022 energy efficiency rate to be consistent with the 2021 rate, which PSNH implemented effective March 1, 2022. On February 24, 2022, state legislation was signed into law that undid the most impactful effects of the November 12, 2021 NHPUC order. The legislation directed that the joint utility energy efficiency plan and programming framework in effect on January 1, 2021 be utilized going forward, including utility performance incentive payments, lost base revenue calculations, and Evaluation, Measurement, and Verification process. Additionally, the legislation established a process for future plan proposals, including the 2024 through 2026 triennial plan, and includes a mechanism for future rate increases based on the consumer price index. As a result of the new legislation passed specific to this order, PSNH withdrew its appeal to the New Hampshire Supreme Court. PSNH made the required filing for the remainder of the 2022 through 2023 triennial plan on March 1, 2022, which was approved as filed by the NHPUC on April 29, 2022.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2021 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021	Increase/ (Decrease)
Operating Revenues	$3,471.3	$2,825.8	$645.5
Operating Expenses:
Purchased Power, Fuel and Transmission	1,389.7	998.5	391.2
Operations and Maintenance	472.4	465.5	6.9
Depreciation	289.3	270.7	18.6
Amortization	236.9	108.0	128.9
Energy Efficiency Programs	199.5	188.1	11.4
Taxes Other Than Income Taxes	220.4	209.4	11.0
Total Operating Expenses	2,808.2	2,240.2	568.0
Operating Income	663.1	585.6	77.5
Interest Expense	153.3	137.8	15.5
Other Income, Net	71.6	34.2	37.4
Income Before Income Tax Expense	581.4	482.0	99.4
Income Tax Expense	136.1	114.0	22.1
Net Income	445.3	368.0	77.3
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$443.4	$366.1	$77.3

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended March 31:	2022	2021		2022	2021		2022	2021
Traditional	1,992	1,951	2.1%	—	—	—%	324	258	25.6%
Decoupled and Special Contracts (1)	10,973	10,732	2.2%	68,518	66,002	3.8%	4,342	4,478	(3.0)%
Total Sales Volumes	12,965	12,683	2.2%	68,518	66,002	3.8%	4,666	4,736	(1.5)%

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

Operating Revenues: Operating Revenues by segment increased for the three months ended March 31, 2022, as compared to the same period in 2021, as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$486.0
Natural Gas Distribution	147.1
Electric Transmission	34.6
Water Distribution	2.1
Other	40.5
Eliminations	(64.8)
Total Operating Revenues	$645.5

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $9.7 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing, and at PSNH effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement.

•Base natural gas distribution revenues (excluding EGMA) increased $9.7 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2021.

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

Tracked distribution revenues increased/(decreased) for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

	Three Months Ended
(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$165.0	$42.1
Retail transmission	97.7	—
Other distribution tracking mechanisms	(3.9)	0.4
Wholesale Market Sales Revenue	216.4	2.5

The increase in energy supply procurement within both electric distribution and natural gas distribution for the three months ended March 31, 2022, as compared to the same period in 2021, was driven primarily by higher average prices and higher average supply-related sales volumes.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Fuel and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2022, as compared to the same period in 2021. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 117 percent for the three months ended March 31, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the FMCC rate.

The increase in electric distribution wholesale market sales revenues was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

EGMA Natural Gas Distribution Revenues: EGMA total operating revenues at the natural gas distribution segment increased by $91.6 million for the three months ended March 31, 2022, as compared to the same period in 2021. Included in the total operating revenues increase was EGMA’s base natural gas distribution revenues increase of $20.9 million due primarily to a base distribution rate increase effective November 1, 2021.

Electric Transmission Revenues:  Electric transmission revenues increased $34.6 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Purchased Power Costs	$221.0
Natural Gas Costs	95.9
Transmission Costs	100.4
Eliminations	(26.1)
Total Purchased Power, Fuel and Transmission	$391.2

The increase in purchased power expense at the electric distribution business for the three months ended March 31, 2022, as compared to the same period in 2021, was driven primarily by higher expense related to the procurement of energy supply resulting from higher average prices and higher average supply-related sales volumes, higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and higher net metering costs at NSTAR Electric.

The increase in costs at the natural gas distribution segment for the three months ended March 31, 2022, as compared to the same period in 2021, was due primarily to higher average prices and higher average supply-related sales volumes. The increase in transmission costs for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021	$(30.0)
Employee-related expenses, including labor and benefits	(6.5)
Funding of CL&P storm reserve as part of June 1, 2021 rate change (offset by lower Amortization expense)	6.0
Storm costs	8.0
Operations-related expenses, including vehicles, vegetation management and outside services	(9.3)
Other non-tracked operations and maintenance	12.1
Total Base Electric Distribution (Non-Tracked Costs)	(19.7)
Tracked Electric Costs (Electric Distribution and Electric Transmission)	19.4
Natural Gas Distribution	11.0
Water Distribution	1.6
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	33.2
Acquisition and Transition Costs	(1.3)
Eliminations	(37.3)
Total Operations and Maintenance	$6.9

Depreciation expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due to higher utility plant in service balances.

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

Amortization increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism at CL&P, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm costs deferred assets.

Energy Efficiency Programs expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to an increase in property taxes as a result of higher utility plant balances.

Interest Expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($11.6 million), an increase in interest expense on regulatory deferrals ($4.4 million), and an increase in interest on notes payable ($0.2 million), partially offset by an increase in AFUDC related to debt funds and other capitalized interest ($1.0 million) and a decrease in RRB interest expense ($0.3 million).

Other Income, Net increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($34.2 million), an increase in interest income primarily from regulatory deferrals ($5.2 million), an increase in AFUDC related to equity funds ($0.7 million), and a decrease in investment losses ($0.4 million), partially offset by a decrease in equity in earnings related to Eversource's equity method investments ($3.3 million).

Income Tax Expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($20.9 million), higher state taxes ($7.3 million), and lower share-based payment excess tax benefits ($1.8 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.8 million), the absence in 2022 of a valuation allowance increase in 2021 ($1.7 million), and an increase in amortization of EDIT ($2.4 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Operating Revenues	$1,285.8	$987.3	$298.5	$863.2	$737.0	$126.2	$339.4	$293.4	$46.0
Operating Expenses:
Purchased Power and Transmission	523.5	373.3	150.2	313.7	226.5	87.2	125.8	91.6	34.2
Operations and Maintenance	157.1	175.4	(18.3)	164.9	143.2	21.7	59.6	54.7	4.9
Depreciation	87.3	83.4	3.9	89.0	82.8	6.2	31.3	29.5	1.8
Amortization of Regulatory Assets, Net	169.7	62.8	106.9	29.3	18.4	10.9	26.8	18.5	8.3
Energy Efficiency Programs	35.4	35.6	(0.2)	80.3	75.1	5.2	8.7	10.3	(1.6)
Taxes Other Than Income Taxes	90.3	91.4	(1.1)	59.8	54.6	5.2	22.8	22.2	0.6
Total Operating Expenses	1,063.3	821.9	241.4	737.0	600.6	136.4	275.0	226.8	48.2
Operating Income	222.5	165.4	57.1	126.2	136.4	(10.2)	64.4	66.6	(2.2)
Interest Expense	40.6	39.0	1.6	38.2	32.3	5.9	13.6	14.6	(1.0)
Other Income, Net	19.6	4.9	14.7	29.2	16.8	12.4	7.5	4.2	3.3
Income Before Income Tax Expense	201.5	131.3	70.2	117.2	120.9	(3.7)	58.3	56.2	2.1
Income Tax Expense	48.5	32.9	15.6	24.5	27.0	(2.5)	12.7	11.5	1.2
Net Income	$153.0	$98.4	$54.6	$92.7	$93.9	$(1.2)	$45.6	$44.7	$0.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2022	2021	Increase	Percentage Increase
CL&P	5,263	5,154	109	2.1%
NSTAR Electric	5,710	5,578	132	2.4%
PSNH	1,992	1,951	41	2.1%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $298.5 million at CL&P, $126.2 million at NSTAR Electric, and $46.0 million at PSNH, for the three months ended March 31, 2022, as compared to the same period in 2021.

Base Distribution Revenues:
•CL&P's distribution revenues increased $0.3 million.
•NSTAR Electric's distribution revenues increased $6.2 million due primarily to the impact of its base distribution rate increase effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing.
•PSNH's distribution revenues increased $3.2 million due primarily to the impact of its base distribution rate increase effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement.

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

Tracked revenues increased/(decreased) for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$104.8	$16.3	$43.9
Retail transmission	28.7	66.4	2.6
Other distribution tracking mechanisms	2.5	7.8	(14.2)
Wholesale Market Sales Revenue	170.2	33.5	12.7

The increase in energy supply procurement at CL&P and PSNH was driven primarily by higher average prices and higher average supply-related sales volumes. The increase in energy supply procurement at NSTAR Electric was driven primarily by higher average prices, partially offset by lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2022, as compared to the same period in 2021. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 117 percent for the three months ended March 31, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the FMCC rate.

The increase in wholesale market sales revenues at CL&P, NSTAR Electric and PSNH was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $13.4 million at CL&P, $13.8 million at NSTAR Electric, and $7.4 million at PSNH for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $21.2 million at CL&P, $18.9 million at NSTAR Electric and $10.0 million at PSNH for the three months ended March 31, 2022, as compared to the same period in 2021.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$141.3	$39.6	$40.1
Transmission Costs	29.8	66.5	4.1
Eliminations	(20.9)	(18.9)	(10.0)
Total Purchased Power and Transmission	$150.2	$87.2	$34.2

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The increase at CL&P was due primarily to higher expense related to the procurement of energy supply resulting from higher average prices and higher average supply-related volumes, and higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism.
•The increase at NSTAR Electric was due primarily to higher net metering costs and higher expense related to the procurement of energy supply resulting from higher average prices, partially offset by lower average supply-related sales volumes.
•The increase at PSNH was due primarily to higher expense related to the procurement of energy supply resulting from higher average prices and higher average supply-related sales volumes, partially offset by lower stranded costs resulting from higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers. The higher RGGI proceeds resulted from an increase in RGGI auction clearing prices for allowances in the three months ended March 31, 2022, as compared to the same period in 2021.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P and NSTAR Electric was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, partially offset by a decrease resulting from the retail transmission cost deferral and a decrease in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense (decreased)/increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021	$(30.0)	$—	$—
Funding of CL&P storm reserve as part of June 1, 2021 rate change (offset by lower Amortization expense)	6.0	—	—
Storm costs	0.9	4.2	2.9
Operations-related expenses, including employee-related costs, vehicles, vegetation management and outside services	(5.1)	(2.7)	0.6
Other non-tracked operations and maintenance	3.4	7.8	0.9
Total Base Electric Distribution (Non-Tracked Costs)	(24.8)	9.3	4.4
Tracked Costs:
Transmission expenses	3.2	3.7	1.2
Other tracked operations and maintenance	3.3	8.7	(0.7)
Total Tracked Costs	6.5	12.4	0.5
Total Operations and Maintenance	$(18.3)	$21.7	$4.9

Depreciation increased for the three months ended March 31, 2022, as compared to the same period in 2021, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets.
•The increase at NSTAR Electric was due to the deferral adjustment of energy supply, energy-related costs and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.
•The increase at PSNH was due to the deferral adjustment of energy-related and other tracked costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at NSTAR Electric was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The decrease at PSNH was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased/decreased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The decrease at CL&P was related to lower gross earnings taxes partially offset by higher property taxes as a result of a higher utility plant balance.
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased/decreased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($0.9 million) and higher interest expense on regulatory deferrals ($0.9 million), partially offset by an increase in AFUDC related to debt funds ($0.2 million).
•The increase at NSTAR Electric was due to higher interest expense on regulatory deferrals ($3.3 million), higher interest on long-term debt ($1.6 million), and a decrease in AFUDC related to debt funds ($0.4 million).
•The decrease at PSNH was due to lower amortization of debt discounts and premiums, net ($0.8 million) and a decrease in RRB interest expense ($0.3 million).

Other Income, Net increased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($13.2 million), an increase in interest income primarily on regulatory deferrals ($1.2 million), and an increase in AFUDC related to equity funds ($1.1 million), partially offset by investment losses in 2022 compared to investment income in 2021 driven by market volatility ($0.8 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($10.9 million) and an increase in interest income primarily on regulatory deferrals ($3.4 million), partially offset by a decrease in AFUDC related to equity funds ($1.3 million) and investment losses in 2022 compared to investment income in 2021 driven by market volatility ($0.5 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($3.9 million), partially offset by a decrease in interest income primarily on regulatory deferrals ($0.4 million) and a decrease in AFUDC related to equity funds ($0.2 million).

Income Tax Expense increased/decreased for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($14.7 million) and higher state taxes ($3.8 million), partially offset by an increase in amortization of EDIT ($0.5 million), the absence in 2022 of a valuation allowance increase in 2021 ($1.7 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.7 million).
•The decrease at NSTAR Electric was due primarily to a decrease in pre-tax earnings ($0.8 million), lower state taxes ($0.1 million), and an increase in amortization of EDIT ($3.3 million), partially offset by lower share-based payment excess tax benefits ($0.6 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.1 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($0.4 million), higher state taxes ($0.6 million), and a decrease in amortization of EDIT ($1.4 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $54.6 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to the absence in 2022 of the $30.0 million pre-tax charge to earnings for the storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the storm performance penalty was $24.1 million. Earnings were also favorably impacted by higher earnings from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation, higher property tax expense and higher interest expense.

NSTAR Electric's earnings decreased $1.2 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to higher operations and maintenance expense driven by higher storm costs, higher depreciation expense, and higher interest expense. The earnings decrease was partially offset by the base distribution rate increase effective January 1, 2022 and an increase in transmission earnings driven by a higher transmission rate base.

PSNH's earnings increased $0.9 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to an increase in transmission earnings driven by a higher transmission rate base, the base distribution rate increase effective August 1, 2021, and lower pension plan expense. The earnings increase was partially offset by the absence in 2022 of a favorable impact of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement that was recorded in 2021, higher operations and maintenance expense driven primarily by higher storm costs, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $135.3 million for the three months ended March 31, 2022, as compared to $156.2 million in the same period of 2021. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms and an increase of $23.9 million in cash payments for storm costs, customer credits being distributed to CL&P’s customers in the first quarter of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for its response to Tropical Storm Isaias, the timing of cash collections on our accounts receivable, and the timing of other working capital items. These unfavorable impacts were partially offset by the timing of cash payments made on our accounts payable, the absence in 2022 of pension contributions of $18.9 million made in 2021, and a $14.5 million increase in income tax refunds received in 2022, as compared to 2021.

NSTAR Electric had cash flows provided by operating activities of $189.9 million for the three months ended March 31, 2022, as compared to $172.6 million in the same period of 2021. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, a $12.4 million increase in income tax refunds received in 2022, as compared to 2021, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, the timing of collections for regulatory tracking mechanisms, and $5.0 million of pension contributions made in 2022.

PSNH had cash flows provided by operating activities of $58.1 million for the three months ended March 31, 2022, as compared to $74.9 million in the same period of 2021.  The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, and a $6.5 million decrease in income tax refunds received in 2022, as compared to 2021. These unfavorable impacts were partially offset by the timing of cash payments made on our accounts payable.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2022, our regulated companies held collateral (letters of credit or cash) of $92.7 million from counterparties related to our standard service contracts.  As of March 31, 2022, Eversource had $34.6 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2021 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2021 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2022 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2021 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2021 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2021 Form 10-K, which risk factors are incorporated herein by reference. These risk factors should be considered carefully in evaluating our risk profile. There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2021 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2022	—	$—	—	—
February 1 - February 28, 2022	—	—	—	—
March 1 - March 31, 2022	2,244	88.99	—	—
Total	2,244	$88.99	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4.1
Sixteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 1, 2022, relating to (i) $650 million aggregate principal amount of Senior Notes, Series V, Due 2027 and (ii) $650 million aggregate principal amount of Senior Notes, Series W, Due 2032 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed February 25, 2022, File No. 001-05324)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 6, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 6, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 6, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 6, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer