Form 10-Q
period 2022-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2022-08-04
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2022

Eversource Energy Common Shares, $5.00 par value	346,443,316	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$29,540	$66,773
Receivables, Net (net of allowance for uncollectible accounts of $457,846 and $417,406 as of June 30, 2022 and December 31, 2021, respectively)	1,345,904	1,226,069
Unbilled Revenues	177,472	210,879
Fuel, Materials, Supplies and REC Inventory	262,421	267,547
Regulatory Assets	1,163,411	1,129,093
Prepayments and Other Current Assets	289,295	369,759
Total Current Assets	3,268,043	3,270,120
Property, Plant and Equipment, Net	34,407,210	33,377,650
Deferred Debits and Other Assets:
Regulatory Assets	4,569,236	4,586,709
Goodwill	4,477,756	4,477,269
Investments in Unconsolidated Affiliates	1,719,878	1,436,293
Prepaid Pension and PBOP	446,780	271,987
Marketable Securities	400,516	460,347
Other Long-Term Assets	626,821	611,769
Total Deferred Debits and Other Assets	12,240,987	11,844,374
Total Assets	$49,916,240	$48,492,144

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$98,800	$1,505,450
Long-Term Debt – Current Portion	1,265,463	1,193,097
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,353,506	1,672,230
Regulatory Liabilities	759,733	602,432
Other Current Liabilities	739,833	830,620
Total Current Liabilities	4,260,545	5,847,039
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,770,063	4,597,120
Regulatory Liabilities	3,886,914	3,866,251
Derivative Liabilities	188,736	235,387
Asset Retirement Obligations	505,055	500,111
Accrued Pension, SERP and PBOP	194,546	242,463
Other Long-Term Liabilities	881,729	971,080
Total Deferred Credits and Other Liabilities	10,427,043	10,412,412
Long-Term Debt	19,583,770	17,023,577
Rate Reduction Bonds	432,097	453,702
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,796,056	1,789,092
Capital Surplus, Paid In	8,242,346	8,098,514
Retained Earnings	5,301,054	5,005,391
Accumulated Other Comprehensive Loss	(42,864)	(42,275)
Treasury Stock	(239,377)	(250,878)
Common Shareholders' Equity	15,057,215	14,599,844
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$49,916,240	$48,492,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2022	2021	2022	2021

Operating Revenues	$2,572,641	$2,122,538	$6,043,951	$4,948,378

Operating Expenses:
Purchased Power, Fuel and Transmission	940,541	650,087	2,330,237	1,648,578
Operations and Maintenance	452,174	411,147	924,608	876,689
Depreciation	294,238	274,647	583,568	545,352
Amortization	70,409	5,611	307,357	113,624
Energy Efficiency Programs	136,679	128,955	336,163	317,018
Taxes Other Than Income Taxes	223,031	200,486	443,395	409,944
Total Operating Expenses	2,117,072	1,670,933	4,925,328	3,911,205
Operating Income	455,569	451,605	1,118,623	1,037,173
Interest Expense	160,090	145,435	313,334	283,201
Other Income, Net	93,861	46,619	165,422	80,820
Income Before Income Tax Expense	389,340	352,789	970,711	834,792
Income Tax Expense	95,598	86,389	231,643	200,370
Net Income	293,742	266,400	739,068	634,422
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$291,862	$264,520	$735,309	$630,663

Basic and Diluted Earnings Per Common Share	$0.84	$0.77	$2.13	$1.83

Weighted Average Common Shares Outstanding:
Basic	345,893,714	343,844,626	345,525,030	343,761,435
Diluted	346,295,478	344,435,696	345,978,306	344,385,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$293,742	$266,400	$739,068	$634,422
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	445	10	852
Changes in Unrealized (Losses)/Gains on Marketable Securities	(505)	273	(1,323)	(463)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(793)	163	724	1,680
Other Comprehensive (Loss)/Income, Net of Tax	(1,293)	881	(589)	2,069
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$290,569	$265,401	$734,720	$632,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2022
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				445,326			445,326
Dividends on Common Shares - $0.6375 Per Share				(219,768)			(219,768)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,538)				(16,538)
Issuance of Treasury Shares	447,076		20,642			8,360	29,002
Other Comprehensive Income					704		704
Balance as of March 31, 2022	344,850,272	1,789,092	8,102,618	5,229,069	(41,571)	(242,518)	14,836,690
Net Income				293,742			293,742
Dividends on Common Shares - $0.6375 Per Share				(219,877)			(219,877)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,392,804	6,964	121,142				128,106
Long-Term Incentive Plan Activity			9,070				9,070
Issuance of Treasury Shares	167,953		11,340			3,141	14,481
Capital Stock Expense			(1,824)				(1,824)
Other Comprehensive Loss					(1,293)		(1,293)
Balance as of June 30, 2022	346,411,029	$1,796,056	$8,242,346	$5,301,054	$(42,864)	$(239,377)	$15,057,215

	For the Six Months Ended June 30, 2021
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				368,023			368,023
Dividends on Common Shares - $0.6025 Per Share				(206,913)			(206,913)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(15,727)				(15,727)
Issuance of Treasury Shares	480,275		16,182			8,981	25,163
Other Comprehensive Income					1,188		1,188
Balance as of March 31, 2021	343,434,298	1,789,092	8,016,118	4,772,431	(75,223)	(268,998)	14,233,420
Net Income				266,400			266,400
Dividends on Common Shares - $0.6025 Per Share				(206,893)			(206,893)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			6,162				6,162
Issuance of Treasury Shares	166,805		10,679			3,120	13,799
Other Comprehensive Income					881		881
Balance as of June 30, 2021	343,601,103	$1,789,092	$8,032,959	$4,830,058	$(74,342)	$(265,878)	$14,311,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$739,068	$634,422
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	583,568	545,352
Deferred Income Taxes	126,970	120,390
Uncollectible Expense	30,032	27,683
Pension, SERP and PBOP Income, Net	(80,404)	(6,391)
Pension and PBOP Contributions	(52,400)	(72,400)
Regulatory (Under)/Over Recoveries, Net	(226,238)	18,252
(Customer Credits)/Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	(64,909)	28,583
Amortization	307,357	113,624
Cost of Removal Expenditures	(169,863)	(95,593)
Other	(75,916)	(58,472)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(176,132)	(85,261)
Taxes Receivable/Accrued, Net	85,071	(9,113)
Accounts Payable	(83,550)	(285,670)
Other Current Assets and Liabilities, Net	(100,835)	(67,961)
Net Cash Flows Provided by Operating Activities	841,819	807,445

Investing Activities:
Investments in Property, Plant and Equipment	(1,549,081)	(1,423,223)
Proceeds from Sales of Marketable Securities	168,997	253,842
Purchases of Marketable Securities	(152,741)	(240,729)
Investments in Unconsolidated Affiliates, Net	(277,001)	(100,527)
Other Investing Activities	10,771	12,661
Net Cash Flows Used in Investing Activities	(1,799,055)	(1,497,976)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	126,282	—
Cash Dividends on Common Shares	(427,931)	(402,211)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
(Decrease)/Increase in Notes Payable	(1,317,950)	753,175
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	3,350,000	1,525,000
Retirement of Long-Term Debt	(770,000)	(1,022,000)
Other Financing Activities	(42,133)	(35,008)
Net Cash Flows Provided by Financing Activities	892,904	793,592
Net (Decrease)/Increase in Cash and Restricted Cash	(64,332)	103,061
Cash and Restricted Cash - Beginning of Period	221,008	264,950
Cash and Restricted Cash - End of Period	$156,676	$368,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$9,203	$55,804
Receivables, Net (net of allowance for uncollectible accounts of $192,744 and $181,319 as of June 30, 2022 and December 31, 2021, respectively)	596,847	447,774
Accounts Receivable from Affiliated Companies	39,881	43,944
Unbilled Revenues	52,711	56,787
Materials and Supplies	75,004	60,264
Regulatory Assets	396,447	371,609
Prepayments and Other Current Assets	74,350	120,257
Total Current Assets	1,244,443	1,156,439
Property, Plant and Equipment, Net	11,090,981	10,803,543
Deferred Debits and Other Assets:
Regulatory Assets	1,663,820	1,713,161
Other Long-Term Assets	307,045	276,513
Total Deferred Debits and Other Assets	1,970,865	1,989,674
Total Assets	$14,306,289	$13,949,656

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$67,500	$—
Long-Term Debt – Current Portion	400,000	—
Accounts Payable	450,260	533,454
Accounts Payable to Affiliated Companies	92,316	132,578
Regulatory Liabilities	337,240	266,489
Derivative Liabilities	75,872	73,528
Other Current Liabilities	140,253	141,955
Total Current Liabilities	1,563,441	1,148,004
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,594,027	1,562,102
Regulatory Liabilities	1,217,711	1,193,259
Derivative Liabilities	188,736	235,387
Other Long-Term Liabilities	180,950	179,824
Total Deferred Credits and Other Liabilities	3,181,424	3,170,572
Long-Term Debt	3,815,946	4,215,379
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,210,765	3,010,765
Retained Earnings	2,357,968	2,228,133
Accumulated Other Comprehensive Income	193	251
Common Stockholder's Equity	5,629,278	5,299,501
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,306,289	$13,949,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$1,035,682	$829,597	$2,321,514	$1,816,871

Operating Expenses:
Purchased Power and Transmission	421,000	308,137	944,463	681,411
Operations and Maintenance	169,004	152,394	326,065	327,814
Depreciation	88,233	84,423	175,498	167,828
Amortization of Regulatory Assets/(Liabilities), Net	42,772	(15,059)	212,522	47,716
Energy Efficiency Programs	29,780	29,524	65,177	65,097
Taxes Other Than Income Taxes	95,778	83,886	186,151	175,278
Total Operating Expenses	846,567	643,305	1,909,876	1,465,144
Operating Income	189,115	186,292	411,638	351,727
Interest Expense	42,175	42,614	82,761	81,592
Other Income, Net	19,800	9,879	39,363	14,787
Income Before Income Tax Expense	166,740	153,557	368,240	284,922
Income Tax Expense	40,902	38,001	89,426	70,967
Net Income	$125,838	$115,556	$278,814	$213,955
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$125,838	$115,556	$278,814	$213,955
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(6)	(13)	(13)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(16)	9	(45)	(16)
Other Comprehensive (Loss)/Income, Net of Tax	(23)	3	(58)	(29)
Comprehensive Income	$125,815	$115,559	$278,756	$213,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	60,352	3,110,765	2,306,620	216	5,477,953
Net Income				125,838		125,838
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(23)	(23)
Balance as of June 30, 2022	6,035,205	$60,352	$3,210,765	$2,357,968	$193	$5,629,278

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	60,352	2,810,765	2,200,275	270	5,071,662
Net Income				115,556		115,556
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Income					3	3
Balance as of June 30, 2021	6,035,205	$60,352	$2,810,765	$2,244,341	$273	$5,115,731

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$278,814	$213,955
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	175,498	167,828
Deferred Income Taxes	15,782	41,886
Uncollectible Expense	6,701	6,614
Pension, SERP, and PBOP (Income)/Expense, Net	(14,532)	3,803
Pension Contributions	—	(37,880)
Regulatory Underrecoveries, Net	(141,830)	(50,704)
(Customer Credits)/Reserve related to PURA Settlement Agreement and Storm Performance Penalty	(64,909)	28,583
Amortization of Regulatory Assets, Net	212,522	47,716
Cost of Removal Expenditures	(37,103)	(38,031)
Other	(23,311)	(24,106)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(170,500)	(104,262)
Taxes Receivable/Accrued, Net	18,735	33,049
Accounts Payable	(20,845)	(80,007)
Other Current Assets and Liabilities, Net	3,563	15,513
Net Cash Flows Provided by Operating Activities	238,585	223,957

Investing Activities:
Investments in Property, Plant and Equipment	(414,407)	(393,323)
Other Investing Activities	424	157
Net Cash Flows Used in Investing Activities	(413,983)	(393,166)

Financing Activities:
Cash Dividends on Common Stock	(146,200)	(140,200)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	200,000	—
Issuance of Long-Term Debt	—	425,000
Increase in Notes Payable to Eversource Parent	67,500	—
Other Financing Activities	—	(5,180)
Net Cash Flows Provided by Financing Activities	118,521	276,841
Net (Decrease)/Increase in Cash and Restricted Cash	(56,877)	107,632
Cash and Restricted Cash - Beginning of Period	74,788	99,809
Cash and Restricted Cash - End of Period	$17,911	$207,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$5,349	$745
Receivables, Net (net of allowance for uncollectible accounts of $100,534 and $97,005 as of June 30, 2022 and December 31, 2021, respectively)	397,799	405,674
Accounts Receivable from Affiliated Companies	27,235	67,420
Unbilled Revenues	47,088	37,497
Materials, Supplies and REC Inventory	71,229	116,712
Taxes Receivable	22,329	80,617
Regulatory Assets	419,718	443,956
Prepayments and Other Current Assets	28,303	22,397
Total Current Assets	1,019,050	1,175,018
Property, Plant and Equipment, Net	11,149,405	10,876,614
Deferred Debits and Other Assets:
Regulatory Assets	1,260,785	1,135,231
Prepaid Pension and PBOP	484,746	441,426
Other Long-Term Assets	179,517	171,657
Total Deferred Debits and Other Assets	1,925,048	1,748,314
Total Assets	$14,093,503	$13,799,946

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$63,000	$162,500
Notes Payable to Eversource Parent	3,200	—
Long-Term Debt – Current Portion	400,000	400,000
Accounts Payable	353,625	490,915
Accounts Payable to Affiliated Companies	100,487	129,575
Obligations to Third Party Suppliers	125,800	116,273
Renewable Portfolio Standards Compliance Obligations	59,387	100,200
Regulatory Liabilities	274,139	228,248
Other Current Liabilities	57,366	84,303
Total Current Liabilities	1,437,004	1,712,014
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,645,526	1,579,508
Regulatory Liabilities	1,571,705	1,559,072
Other Long-Term Liabilities	276,267	347,934
Total Deferred Credits and Other Liabilities	3,493,498	3,486,514
Long-Term Debt	4,029,660	3,585,399
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,303,942	2,253,942
Retained Earnings	2,785,972	2,718,576
Accumulated Other Comprehensive Income	427	501
Common Stockholder's Equity	5,090,341	4,973,019
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,093,503	$13,799,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$783,650	$687,375	$1,646,825	$1,424,418

Operating Expenses:
Purchased Power and Transmission	236,789	191,137	550,537	417,615
Operations and Maintenance	149,094	136,356	313,956	279,576
Depreciation	89,701	83,917	178,734	166,710
Amortization of Regulatory Assets/(Liabilities), Net	20,022	(2,528)	49,367	15,890
Energy Efficiency Programs	69,290	64,273	149,522	139,373
Taxes Other Than Income Taxes	60,891	54,126	120,664	108,776
Total Operating Expenses	625,787	527,281	1,362,780	1,127,940
Operating Income	157,863	160,094	284,045	296,478
Interest Expense	38,984	37,195	77,206	69,501
Other Income, Net	34,259	21,915	63,490	38,727
Income Before Income Tax Expense	153,138	144,814	270,329	265,704
Income Tax Expense	33,701	33,902	58,152	60,868
Net Income	$119,437	$110,912	$212,177	$204,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$119,437	$110,912	$212,177	$204,836
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(27)	(40)	(72)	(81)
Qualified Cash Flow Hedging Instruments	5	179	10	288
Changes in Unrealized (Losses)/Gains on Marketable Securities	(5)	2	(12)	(5)
Other Comprehensive (Loss)/Income, Net of Tax	(27)	141	(74)	202
Comprehensive Income	$119,410	$111,053	$212,103	$205,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	—	2,253,942	2,738,925	454	4,993,321
Net Income				119,437		119,437
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Capital Contributions from Eversource Parent			50,000			50,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2022	200	$—	$2,303,942	$2,785,972	$427	$5,090,341

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	—	1,993,942	2,414,201	370	4,408,513
Net Income				110,912		110,912
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(76,800)		(76,800)
Capital Contributions from Eversource Parent			60,000			60,000
Other Comprehensive Income					141	141
Balance as of June 30, 2021	200	$—	$2,053,942	$2,447,823	$511	$4,502,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$212,177	$204,836
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	178,734	166,710
Deferred Income Taxes	42,476	28,742
Uncollectible Expense	8,688	7,394
Pension, SERP and PBOP Income, Net	(27,750)	(12,990)
Pension Contributions	(10,000)	(10,000)
Regulatory Underrecoveries, Net	(106,074)	(12,562)
Amortization of Regulatory Assets, Net	49,367	15,890
Cost of Removal Expenditures	(26,337)	(26,968)
Payment of Withheld Property Taxes	(76,084)	—
Other	(24,635)	(13,347)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	35,107	(49,324)
Taxes Receivable/Accrued, Net	58,289	57,584
Accounts Payable	(98,187)	(88,729)
Other Current Assets and Liabilities, Net	(18,644)	(21,349)
Net Cash Flows Provided by Operating Activities	197,127	245,887

Investing Activities:
Investments in Property, Plant and Equipment	(443,978)	(426,053)
Other Investing Activities	118	43
Net Cash Flows Used in Investing Activities	(443,860)	(426,010)

Financing Activities:
Cash Dividends on Common Stock	(143,800)	(283,200)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	450,000	300,000
Retirement of Long-Term Debt	—	(250,000)
Capital Contributions from Eversource Parent	50,000	60,000
Increase in Notes Payable to Eversource Parent	3,200	200
(Decrease)/Increase in Notes Payable	(99,500)	360,500
Other Financing Activities	(7,642)	(5,909)
Net Cash Flows Provided by Financing Activities	251,278	180,611
Net Increase in Cash and Restricted Cash	4,545	488
Cash and Restricted Cash - Beginning of Period	18,179	17,410
Cash and Restricted Cash - End of Period	$22,724	$17,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$133	$15
Receivables, Net (net of allowance for uncollectible accounts of $27,314 and $24,331 as of June 30, 2022 and December 31, 2021, respectively)	151,444	124,232
Accounts Receivable from Affiliated Companies	7,792	17,156
Unbilled Revenues	48,161	53,937
Materials, Supplies and REC Inventory	40,810	25,930
Regulatory Assets	93,225	107,169
Special Deposits	30,935	31,390
Prepayments and Other Current Assets	24,592	22,109
Total Current Assets	397,092	381,938
Property, Plant and Equipment, Net	3,820,237	3,656,462
Deferred Debits and Other Assets:
Regulatory Assets	643,745	679,182
Other Long-Term Assets	19,797	23,202
Total Deferred Debits and Other Assets	663,542	702,384
Total Assets	$4,880,871	$4,740,784

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$89,300	$110,600
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	179,824	166,452
Accounts Payable to Affiliated Companies	26,994	43,485
Regulatory Liabilities	106,554	120,176
Other Current Liabilities	54,772	63,005
Total Current Liabilities	500,654	546,928
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	543,771	537,978
Regulatory Liabilities	393,673	381,366
Other Long-Term Liabilities	43,188	64,264
Total Deferred Credits and Other Liabilities	980,632	983,608
Long-Term Debt	1,164,229	1,163,833
Rate Reduction Bonds	432,097	453,702
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,268,134	1,088,134
Retained Earnings	535,180	504,556
Accumulated Other Comprehensive (Loss)/Income	(55)	23
Common Stockholder's Equity	1,803,259	1,592,713
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,880,871	$4,740,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$307,055	$278,849	$646,482	$572,284

Operating Expenses:
Purchased Power and Transmission	110,803	80,513	236,647	172,122
Operations and Maintenance	66,730	56,537	126,303	111,201
Depreciation	31,557	29,825	62,810	59,293
Amortization of Regulatory Assets, Net	9,218	26,274	36,052	44,821
Energy Efficiency Programs	8,817	9,365	17,535	19,713
Taxes Other Than Income Taxes	25,261	23,453	48,046	45,603
Total Operating Expenses	252,386	225,967	527,393	452,753
Operating Income	54,669	52,882	119,089	119,531
Interest Expense	14,757	13,821	28,402	28,452
Other Income, Net	7,782	4,260	15,292	8,427
Income Before Income Tax Expense	47,694	43,321	105,979	99,506
Income Tax Expense	10,656	8,688	23,355	20,197
Net Income	$37,038	$34,633	$82,624	$79,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$37,038	$34,633	$82,624	$79,309
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	—	266	—	564
Changes in Unrealized (Losses)/Gains on Marketable Securities	(30)	16	(78)	(27)
Other Comprehensive (Loss)/Income, Net of Tax	(30)	282	(78)	537
Comprehensive Income	$37,008	$34,915	$82,546	$79,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	—	1,088,134	524,142	(25)	1,612,251
Net Income				37,038		37,038
Dividends on Common Stock				(26,000)		(26,000)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Loss					(30)	(30)
Balance as of June 30, 2022	301	$—	$1,268,134	$535,180	$(55)	$1,803,259

	For the Six Months Ended June 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	—	928,134	634,494	(358)	1,562,270
Net Income				34,633		34,633
Dividends on Common Stock				(185,200)		(185,200)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					282	282
Balance as of June 30, 2021	301	$—	$1,088,134	$483,927	$(76)	$1,571,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$82,624	$79,309
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	62,810	59,293
Deferred Income Taxes	3,137	(842)
Uncollectible Expense	4,544	3,226
Pension, SERP and PBOP Income, Net	(8,118)	(1,868)
Regulatory Underrecoveries, Net	(1,744)	(6,965)
Amortization of Regulatory Assets, Net	36,052	44,821
Cost of Removal Expenditures	(16,560)	(13,164)
Other	4,436	587
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(17,306)	(3,717)
Taxes Receivable/Accrued, Net	10,138	9,183
Accounts Payable	15,920	(29,320)
Other Current Assets and Liabilities, Net	(35,559)	(2,240)
Net Cash Flows Provided by Operating Activities	140,374	138,303

Investing Activities:
Investments in Property, Plant and Equipment	(226,975)	(134,256)
Other Investing Activities	726	270
Net Cash Flows Used in Investing Activities	(226,249)	(133,986)

Financing Activities:
Cash Dividends on Common Stock	(52,000)	(210,400)
Capital Contributions from Eversource Parent	180,000	160,000
Issuance of Long-Term Debt	—	350,000
Retirement of Long-Term Debt	—	(282,000)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
(Decrease)/Increase in Notes Payable to Eversource Parent	(21,300)	2,300
Other Financing Activities	(47)	(2,941)
Net Cash Flows Provided by/(Used in) Financing Activities	85,048	(4,646)
Net Decrease in Cash and Restricted Cash	(827)	(329)
Cash and Restricted Cash - Beginning of Period	35,126	39,555
Cash and Restricted Cash - End of Period	$34,299	$39,226

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and Eversource Gas Company of Massachusetts (EGMA) (natural gas utilities), and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.4 million electric, natural gas and water customers through ten regulated utilities in Connecticut, Massachusetts and New Hampshire.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2022 and December 31, 2021, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021. The results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of June 30, 2022 adequately reflected the collection risk and net realizable value for its receivables.

As of June 30, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $63.1 million and $55.3 million at Eversource, $20.4 million and $23.9 million at CL&P, and $7.5 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of June 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2022
Beginning Balance	$225.5	$206.7	$432.2	$140.1	$40.4	$180.5	$39.7	$55.1	$94.8	$26.2
Uncollectible Expense	—	12.9	12.9	—	2.9	2.9	—	4.0	4.0	2.0
Uncollectible Costs Deferred (1)	21.4	12.6	34.0	15.0	2.2	17.2	5.4	2.4	7.8	0.1
Write-Offs	(4.6)	(21.1)	(25.7)	(3.3)	(6.2)	(9.5)	(0.1)	(7.7)	(7.8)	(1.3)
Recoveries Collected	0.4	4.0	4.4	0.3	1.3	1.6	—	1.7	1.7	0.3
Ending Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3

Six Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	30.0	30.0	—	6.7	6.7	—	8.7	8.7	4.5
Uncollectible Costs Deferred (1)	22.4	27.3	49.7	11.0	—	11.0	2.1	7.8	9.9	1.1
Write-Offs	(6.9)	(43.1)	(50.0)	(4.4)	(6.7)	(11.1)	(0.4)	(18.3)	(18.7)	(3.1)
Recoveries Collected	1.1	9.6	10.7	0.9	3.9	4.8	—	3.6	3.6	0.5
Ending Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2021
Beginning Balance	$197.3	$194.4	$391.7	$138.4	$36.7	$175.1	$31.1	$58.2	$89.3	$17.3
Uncollectible Expense	—	11.4	11.4	—	2.8	2.8	—	3.5	3.5	2.0
Uncollectible Costs Deferred (1)	16.6	24.5	41.1	9.3	8.3	17.6	4.9	6.9	11.8	(0.3)
Write-Offs	(3.4)	(18.1)	(21.5)	(2.3)	(5.4)	(7.7)	(0.1)	(7.7)	(7.8)	(2.0)
Recoveries Collected	0.2	2.9	3.1	0.2	0.8	1.0	—	1.2	1.2	0.2
Ending Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2

Six Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	27.7	27.7	—	6.6	6.6	—	7.4	7.4	3.2
Uncollectible Costs Deferred (1)	22.0	51.6	73.6	21.2	15.7	36.9	(3.5)	15.2	11.7	0.8
Write-Offs	(6.7)	(34.8)	(41.5)	(5.2)	(9.3)	(14.5)	(0.3)	(15.2)	(15.5)	(4.5)
Recoveries Collected	0.6	6.5	7.1	0.5	1.9	2.4	—	2.8	2.8	0.5
Ending Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2022				June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$54.9	$16.2	$21.4	$6.7	$22.1	$4.3	$10.2	$2.7
AFUDC Equity	11.2	2.8	6.1	0.6	9.2	1.7	6.2	0.3
Equity in Earnings of Unconsolidated Affiliates (1)	16.6	—	0.1	—	4.7	—	0.1	—
Investment Income/(Loss)	1.3	(0.7)	0.5	0.1	1.9	1.2	0.6	0.3
Interest Income	9.5	1.5	6.1	0.4	8.4	2.7	4.8	0.9
Other	0.4	—	0.1	—	0.3	—	—	0.1
Total Other Income, Net	$93.9	$19.8	$34.3	$7.8	$46.6	$9.9	$21.9	$4.3

	For the Six Months Ended
	June 30, 2022				June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$109.2	$32.1	$42.4	$13.3	$42.2	$7.0	$20.2	$5.4
AFUDC Equity	21.1	5.6	11.0	1.0	18.4	3.4	12.4	0.9
Equity in Earnings of Unconsolidated Affiliates (1)	17.1	—	0.1	—	8.4	—	0.2	—
Investment Income/(Loss)	1.1	(1.1)	0.2	0.3	1.3	1.5	0.8	0.4
Interest Income	16.1	2.8	9.6	0.7	9.9	2.8	4.9	1.6
Other	0.8	—	0.2	—	0.6	0.1	0.2	0.1
Total Other Income, Net	$165.4	$39.4	$63.5	$15.3	$80.8	$14.8	$38.7	$8.4

(1)    Equity in earnings of unconsolidated affiliates includes $12.2 million of pre-tax unrealized gains associated with an investment in a renewable energy fund for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, equity in earnings of unconsolidated affiliates included $2.1 million of pre-tax unrealized gains associated with this investment.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

(Millions of Dollars)	Ownership Interest	As of June 30, 2022	As of December 31, 2021
Offshore Wind Business - North East Offshore	50%	$1,487.1	$1,213.6
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	119.3	121.9
Renewable Energy Investment Fund	90%	88.4	76.5
Other	various	25.1	24.3
Total Investments in Unconsolidated Affiliates		$1,719.9	$1,436.3

Offshore Wind Business: Eversource’s offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as an undeveloped offshore lease area. The offshore wind investment includes capital expenditures for the three offshore wind projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest. Cash flows used in investing activities presented in Investments in Unconsolidated Affiliates, Net on the statements of cash flows relates to capital contributions in the offshore wind investment.

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. As part of that review, Eversource is exploring strategic alternatives that could result in a potential sale of all, or part, of its 50 percent interest in its offshore wind partnership with Ørsted. Eversource has advanced its strategic review process and is working with its advisors on the outreach strategy and marketing materials, which will aid the Company in evaluating the alternatives available for its wind investment. In late July, Eversource started preliminary and targeted outreach to potential buyers. Eversource expects to complete this review during 2022. Eversource’s strategic review of its offshore wind investment does not impact the June 30, 2022 financial statements.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Eversource	$44.5	$39.9	$93.1	$88.5
CL&P	39.0	35.4	76.8	74.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2022	As of June 30, 2021
Eversource	$357.2	$344.8
CL&P	96.7	66.4
NSTAR Electric	75.1	103.8
PSNH	49.6	33.9

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$29.5	$9.2	$5.3	$0.1	$66.8	$55.8	$0.7	$—
Restricted cash included in:
Special Deposits	90.8	8.7	17.4	30.9	78.2	18.7	17.4	31.4
Marketable Securities	17.2	—	—	0.1	31.3	0.3	0.1	0.5
Other Long-Term Assets	19.2	—	—	3.2	44.7	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$156.7	$17.9	$22.7	$34.3	$221.0	$74.8	$18.2	$35.1

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

Restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement. As of June 30, 2022, $20.0 million of this restricted cash was recorded as short-term in Special Deposits and $15.9 million was recorded in Other Long-Term Assets. As of December 31, 2021, this restricted cash totaled $41.5 million and was recorded in Other Long-Term Assets on the balance sheet.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,435.0	$267.6	$397.2	$116.7	$1,481.0	$272.4	$395.5	$118.9
Storm Costs, Net	1,250.1	733.8	455.0	61.3	1,102.7	695.6	341.3	65.8
Regulatory Tracking Mechanisms	979.0	306.1	368.7	68.3	1,050.5	333.6	376.6	85.4
Income Taxes, Net	798.0	476.6	113.6	13.9	790.7	470.5	112.6	17.5
Securitized Stranded Costs	457.3	—	—	457.3	478.9	—	—	478.9
Goodwill-related	289.4	—	248.4	—	297.8	—	255.7	—
Derivative Liabilities	213.3	213.3	—	—	249.2	249.2	—	—
Asset Retirement Obligations	121.0	34.7	64.1	4.2	115.0	33.6	59.8	4.1
Other Regulatory Assets	189.5	28.1	33.5	15.2	150.0	29.9	37.7	15.8
Total Regulatory Assets	5,732.6	2,060.2	1,680.5	736.9	5,715.8	2,084.8	1,579.2	786.4
Less: Current Portion	1,163.4	396.4	419.7	93.2	1,129.1	371.6	444.0	107.2
Total Long-Term Regulatory Assets	$4,569.2	$1,663.8	$1,260.8	$643.7	$4,586.7	$1,713.2	$1,135.2	$679.2

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $286.8 million (including $123.2 million for CL&P, $91.1 million for NSTAR Electric and $1.3 million for PSNH) and $252.5 million (including $114.9 million for CL&P, $85.0 million for NSTAR Electric and $3.4 million for PSNH) of additional regulatory costs as of June 30, 2022 and December 31, 2021, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of June 30, 2022 and December 31, 2021, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $37.6 million and $33.0 million at Eversource, $15.3 million and $18.0 million at CL&P, and $4.8 million and $6.1 million at NSTAR Electric, respectively.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,646.1	$989.4	$962.1	$353.0	$2,685.2	$996.1	$984.5	$359.2
Cost of Removal	653.9	113.6	395.0	19.0	649.6	100.1	381.0	17.2
Regulatory Tracking Mechanisms	701.9	319.4	232.7	99.8	448.4	182.0	185.1	107.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	209.7	23.3	115.2	21.8	148.3	12.0	90.7	14.9
Benefit Costs	116.0	—	92.4	—	133.5	—	107.4	—
AFUDC - Transmission	88.9	44.9	44.0	—	81.0	43.2	37.8	—
CL&P Settlement Agreement and Storm Performance Penalty	6.4	6.4	—	—	81.3	81.3	—	—
Other Regulatory Liabilities	223.7	57.9	4.4	6.7	241.4	45.1	0.8	3.3
Total Regulatory Liabilities	4,646.6	1,554.9	1,845.8	500.3	4,468.7	1,459.8	1,787.3	501.6
Less: Current Portion	759.7	337.2	274.1	106.6	602.4	266.5	228.2	120.2
Total Long-Term Regulatory Liabilities	$3,886.9	$1,217.7	$1,571.7	$393.7	$3,866.3	$1,193.3	$1,559.1	$381.4

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2022	As of December 31, 2021
(Millions of Dollars)
Distribution - Electric	$18,001.8	$17,679.1
Distribution - Natural Gas	6,819.5	6,694.8
Transmission - Electric	13,229.5	12,882.4
Distribution - Water	1,940.2	1,900.9
Solar	200.9	200.9
Utility	40,191.9	39,358.1
Other (1)	1,630.1	1,469.5
Property, Plant and Equipment, Gross	41,822.0	40,827.6
Less: Accumulated Depreciation
Utility	(9,046.9)	(8,885.2)
Other	(640.1)	(580.1)
Total Accumulated Depreciation	(9,687.0)	(9,465.3)
Property, Plant and Equipment, Net	32,135.0	31,362.3
Construction Work in Progress	2,272.2	2,015.4
Total Property, Plant and Equipment, Net	$34,407.2	$33,377.7

	As of June 30, 2022			As of December 31, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,252.7	$8,265.0	$2,524.4	$7,117.6	$8,105.5	$2,496.2
Transmission - Electric	5,986.3	5,207.0	2,037.9	5,859.0	5,090.5	1,934.6
Solar	—	200.9	—	—	200.9	—
Property, Plant and Equipment, Gross	13,239.0	13,672.9	4,562.3	12,976.6	13,396.9	4,430.8
Less: Accumulated Depreciation	(2,589.2)	(3,311.0)	(911.9)	(2,572.1)	(3,227.3)	(908.4)
Property, Plant and Equipment, Net	10,649.8	10,361.9	3,650.4	10,404.5	10,169.6	3,522.4
Construction Work in Progress	441.2	787.5	169.8	399.0	707.0	134.1
Total Property, Plant and Equipment, Net	$11,091.0	$11,149.4	$3,820.2	$10,803.5	$10,876.6	$3,656.5

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2022			As of December 31, 2021
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$15.2	$(0.5)	$14.7	$14.7	$(1.0)	$13.7
Long-Term Derivative Assets	Level 3	37.7	(1.1)	36.6	46.9	(0.9)	46.0
Current Derivative Liabilities	Level 3	(75.9)	—	(75.9)	(73.5)	—	(73.5)
Long-Term Derivative Liabilities	Level 3	(188.7)	—	(188.7)	(235.4)	—	(235.4)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both June 30, 2022 and December 31, 2021 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended June 30, 2022 and 2021, there were gains of $2.6 million and $0.9 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2022 and 2021, there were gains of $8.8 million and losses of $10.2 million, respectively.

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

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of June 30, 2022						As of December 31, 2021
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.50	—	$0.50	$0.50	per kW-Month	2022 - 2024	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024

Exit price premiums of 3.9 percent through 8.2 percent, or a weighted average of 7.1 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

As of December 31, 2021, Level 3 unobservable inputs also utilized in the valuation of CL&P’s capacity-related contracts included capacity prices of $2.61 per kW-Month over the period 2025 through 2026. Beginning in the first quarter of 2022, these capacity price inputs are now observable.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021	2022	2021
Derivatives, Net:
Fair Value as of Beginning of Period	$(229.4)	$(293.1)	$(249.2)	$(293.1)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	2.6	0.9	8.8	(11.5)
Settlements	13.5	12.5	27.1	24.9
Fair Value as of End of Period	$(213.3)	$(279.7)	$(213.3)	$(279.7)

5.    MARKETABLE SECURITIES

Eversource holds marketable securities that are primarily used to fund certain non-qualified executive benefits.  The trusts that hold these marketable securities are not subject to regulatory oversight by state or federal agencies.  Eversource’s marketable securities also include the CYAPC and YAEC legally restricted trusts that each hold equity and available-for-sale debt securities to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Equity and available-for-sale debt marketable securities are recorded at fair value, with the current portion recorded in Prepayments and Other Current Assets and the long-term portion recorded in Marketable Securities on the balance sheets.

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of June 30, 2022 and December 31, 2021 was $26.4 million and $40.2 million, respectively.  For the three months ended June 30, 2022 and 2021, there were unrealized losses of $4.7 million and unrealized gains of $1.9 million recorded in Other Income, Net related to these equity securities, respectively. For the six months ended June 30, 2022 and 2021, there were unrealized losses of $9.1 million and unrealized gains of $3.0 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $182.4 million and $214.0 million as of June 30, 2022 and December 31, 2021, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of June 30, 2022				As of December 31, 2021
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$207.9	$0.5	$(12.3)	$196.1	$214.5	$5.1	$(0.2)	$219.4

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $174.4 million and $189.9 million as of June 30, 2022 and December 31, 2021, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no significant unrealized losses and no credit losses for the three and six months ended June 30, 2022 and 2021, and no allowance for credit losses as of June 30, 2022. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

As of June 30, 2022, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$18.5	$18.4
One to five years	57.6	56.7
Six to ten years	41.2	38.0
Greater than ten years	90.6	83.0
Total Debt Securities	$207.9	$196.1

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2022	As of December 31, 2021
Level 1:
Mutual Funds and Equities	$208.8	$254.2
Money Market Funds	17.2	31.3
Total Level 1	$226.0	$285.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$84.2	$81.3
Corporate Debt Securities	54.9	65.3
Asset-Backed Debt Securities	9.6	12.6
Municipal Bonds	13.8	12.3
Other Fixed Income Securities	16.4	16.6
Total Level 2	$178.9	$188.1
Total Marketable Securities	$404.9	$473.6

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2026. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$124.5	$1,343.0	$1,875.5	$657.0	1.81%	0.31%
NSTAR Electric Commercial Paper Program	63.0	162.5	587.0	487.5	1.63%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuance in July 2022, $88.7 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt as of June 30, 2022.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2022, there were intercompany loans from Eversource parent to CL&P of $67.5 million, to PSNH of $89.3 million, and to a subsidiary of NSTAR Electric of $3.2 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Availability under Long-Term Debt Issuance Authorizations: On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
4.55% 2022 Debentures	$450.0	May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
Other:
Eversource Parent 2.90% Series V Senior Notes	650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.38% Series W Senior Notes	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 4.20% Series X Senior Notes	900.0	June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent 4.60% Series Y Senior Notes	600.0	June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent 2.75% Series K Senior Notes	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)	March 2022	March 2022	Paid at maturity
EGMA 4.70% Series C First Mortgage Bonds	100.0	June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas 4.40% Series V First Mortgage Bonds	125.0	July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2022	As of December 31, 2021
Restricted Cash - Current Portion (included in Current Assets)	$30.7	$31.1
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	457.3	478.9
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.2	5.4
Accrued Interest (included in Other Current Liabilities)	7.2	7.5
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	432.1	453.7

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	4.3	4.6	8.7	9.3

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

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.5	$4.7	$3.4	$1.7	$3.0	$0.5	$0.5	$0.3
Interest Cost	38.6	7.8	8.2	4.2	5.1	0.9	1.3	0.6
Expected Return on Plan Assets	(130.7)	(26.5)	(32.1)	(14.0)	(22.6)	(2.8)	(10.6)	(1.7)
Actuarial Losses, net	28.4	4.0	8.1	1.9	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(45.9)	$(10.0)	$(12.3)	$(6.2)	$(19.9)	$(1.1)	$(13.0)	$(0.7)
Intercompany Income Allocations	N/A	$(4.1)	$(3.2)	$(0.9)	N/A	$(0.9)	$(0.9)	$(0.3)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$35.2	$9.2	$7.0	$3.5	$5.8	$1.0	$1.0	$0.5
Interest Cost	77.2	15.6	16.3	8.4	10.1	1.8	2.6	1.1
Expected Return on Plan Assets	(262.4)	(53.1)	(64.1)	(28.1)	(45.0)	(5.6)	(21.2)	(3.3)
Actuarial Losses, net	59.1	8.2	16.6	4.1	—	—	—	—
Prior Service Cost/(Credit)	0.7	—	0.2	—	(10.8)	0.5	(8.5)	0.2
Total Net Periodic Benefit Plan Income	$(90.2)	$(20.1)	$(24.0)	$(12.1)	$(39.9)	$(2.3)	$(26.1)	$(1.5)
Intercompany Income Allocations	N/A	$(7.9)	$(6.1)	$(1.7)	N/A	$(1.8)	$(1.8)	$(0.6)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.4	$5.5	$3.9	$2.2	$3.3	$0.6	$0.6	$0.3
Interest Cost	27.1	6.7	6.7	3.6	4.2	0.8	1.1	0.4
Expected Return on Plan Assets	(87.4)	(21.7)	(27.1)	(11.8)	(19.8)	(2.6)	(9.2)	(1.5)
Actuarial Loss	47.8	10.8	15.3	5.2	1.3	0.4	0.5	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$6.2	$1.3	$(1.1)	$(0.8)	$(16.3)	$(0.5)	$(11.2)	$(0.6)
Intercompany Expense/(Income) Allocations	N/A	$2.3	$2.5	$0.7	N/A	$(0.6)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$39.7	$11.8	$7.9	$4.4	$6.8	$1.2	$1.2	$0.6
Interest Cost	59.7	14.0	13.4	7.2	8.6	1.6	2.2	0.9
Expected Return on Plan Assets	(196.3)	(43.3)	(54.0)	(23.7)	(39.5)	(5.2)	(18.5)	(3.0)
Actuarial Loss	109.4	23.8	30.8	10.1	3.9	0.8	1.1	0.3
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.6)	0.5	(8.4)	0.2
Total Net Periodic Benefit Plan Expense/(Income)	$13.1	$6.3	$(1.7)	$(2.0)	$(30.8)	$(1.1)	$(22.4)	$(1.0)
Intercompany Expense/(Income) Allocations	N/A	$3.6	$4.0	$1.2	N/A	$(0.9)	$(1.0)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2022		As of December 31, 2021
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$121.3	61	$115.4
CL&P	14	14.3	14	13.9
NSTAR Electric	11	3.6	11	3.3
PSNH	9	6.3	9	6.3

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $110.5 million and $105.6 million as of June 30, 2022 and December 31, 2021, respectively, and related primarily to the natural gas business segment.

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

NSTAR Electric
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$50.4	$78.3	$269.4	$315.8	$322.1	$5,812.2	$6,848.2

The table includes long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts to purchase electricity generated by this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated energy costs under this contract are expected to begin when the facilities are in service in 2024 and range between $240 million and $375 million per year under NSTAR Electric’s 20-year contract, totaling approximately $6.0 billion.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.7 million and $7.3 million as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of June 30, 2022
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$889.9	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	353.9	2025 - 2026
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	353.8	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	165.1	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	100.9	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	2.2	(7)
Bay State Wind LLC	Real estate purchase	2.5	2023
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	4.3	—
Various	Surety bonds (9)	35.7	2022 - 2023
Eversource Service	Lease payments for real estate	0.6	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore LLC (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contractors, in an aggregate amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 5, below.

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $464.7 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and April 2026 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $409.3 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from October 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $207.1 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from June 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2022 and December 31, 2021.

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

NSTAR Electric and HEEC continue to finalize the resolution of certain long-term environmental restoration efforts, as required under the current permit. Upon completion of these restoration efforts and subsequent resolution with the United States Army Corps of Engineers, such litigation is expected to be dismissed with prejudice.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty is currently being credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. In the first half of 2021, the liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a charge to Operations and Maintenance expense on the income statement. The after-tax earnings impact of this charge was $0.07 per share. The penalty was subsequently reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of an October 1, 2021 settlement agreement that was approved by PURA on October 27, 2021.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$146.9	$116.2	$107.2	$43.0	$39.7	$—	$—
Long-Term Debt	20,849.2	19,531.4	4,215.9	4,053.3	4,429.7	4,295.6	1,164.2	1,027.2
Rate Reduction Bonds	475.3	465.0	—	—	—	—	475.3	465.0

As of December 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.3	$116.2	$122.3	$43.0	$44.0	$—	$—
Long-Term Debt	18,216.7	19,636.3	4,215.4	4,848.9	3,985.4	4,453.5	1,163.8	1,220.6
Rate Reduction Bonds	496.9	543.3	—	—	—	—	496.9	543.3

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$0.4	$(42.3)	$(42.3)	$(1.4)	$1.1	$(76.1)	$(76.4)

OCI Before Reclassifications	—	(1.3)	(2.5)	(3.8)	—	(0.5)	(2.4)	(2.9)
Amounts Reclassified from AOCI	—	—	3.2	3.2	0.9	—	4.1	5.0
Net OCI	—	(1.3)	0.7	(0.6)	0.9	(0.5)	1.7	2.1
Balance as of End of Period	$(0.4)	$(0.9)	$(41.6)	$(42.9)	$(0.5)	$0.6	$(74.4)	$(74.3)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2022 and December 31, 2021	Issued as of
	Par Value		June 30, 2022	December 31, 2021
Eversource	$5	380,000,000	359,211,206	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. During the second quarter of 2022, Eversource issued 1,392,804 common shares, which resulted in proceeds of $126.3 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of June 30, 2022 and December 31, 2021, there were 12,800,177 and 13,415,206 Eversource common shares held as treasury shares, respectively. As of June 30, 2022 and December 31, 2021, there were 346,411,029 and 344,403,196 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2022 and 2021 and $3.8 million for each of the six months ended June 30, 2022 and 2021. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2022 and December 31, 2021. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and six months ended June 30, 2022 and 2021, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income Attributable to Common Shareholders	$291.9	$264.5	$735.3	$630.7
Weighted Average Common Shares Outstanding:
Basic	345,893,714	343,844,626	345,525,030	343,761,435
Dilutive Effect	401,764	591,070	453,276	623,758
Diluted	346,295,478	344,435,696	345,978,306	344,385,193
Basic and Diluted EPS	$0.84	$0.77	$2.13	$1.83

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,004.8	$218.5	$—	$35.3	$—	$—	$1,258.6
Commercial	664.1	122.6	—	16.7	—	(1.4)	802.0
Industrial	88.9	43.5	—	1.1	—	(5.1)	128.4
Total Retail Tariff Sales Revenues	1,757.8	384.6	—	53.1	—	(6.5)	2,189.0
Wholesale Transmission Revenues	—	—	334.5	—	25.1	(266.4)	93.2
Wholesale Market Sales Revenues	212.6	33.2	—	0.9	—	—	246.7
Other Revenues from Contracts with Customers	18.4	1.2	3.2	2.3	310.6	(309.8)	25.9
Amortization of/(Reserve for) Revenues Subject to Refund (1)	6.5	—	0.7	(0.4)	—	—	6.8
Total Revenues from Contracts with Customers	1,995.3	419.0	338.4	55.9	335.7	(582.7)	2,561.6
Alternative Revenue Programs	6.8	(3.0)	119.0	(1.4)	—	(113.2)	8.2
Other Revenues (2)	2.3	0.2	0.2	0.1	—	—	2.8
Total Operating Revenues	$2,004.4	$416.2	$457.6	$54.6	$335.7	$(695.9)	$2,572.6

	For the Six Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,191.0	$775.3	$—	$63.4	$—	$—	$3,029.7
Commercial	1,325.5	380.1	—	31.3	—	(2.5)	1,734.4
Industrial	178.5	111.6	—	2.2	—	(9.6)	282.7
Total Retail Tariff Sales Revenues	3,695.0	1,267.0	—	96.9	—	(12.1)	5,046.8
Wholesale Transmission Revenues	—	—	780.7	—	49.6	(631.1)	199.2
Wholesale Market Sales Revenues	578.1	66.7	—	1.7	—	—	646.5
Other Revenues from Contracts with Customers	36.1	2.2	7.0	4.2	669.7	(662.9)	56.3
Amortization of/(Reserve for) Revenues Subject to Refund (1)	64.9	—	0.7	(0.7)	—	—	64.9
Total Revenues from Contracts with Customers	4,374.1	1,335.9	788.4	102.1	719.3	(1,306.1)	6,013.7
Alternative Revenue Programs	11.5	7.2	104.0	0.8	—	(99.6)	23.9
Other Revenues (2)	5.1	0.7	0.4	0.2	—	—	6.4
Total Operating Revenues	$4,390.7	$1,343.8	$892.8	$103.1	$719.3	$(1,405.7)	$6,044.0

	For the Three Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$882.1	$174.2	$—	$36.0	$—	$—	$1,092.3
Commercial	594.1	89.6	—	16.1	—	(1.3)	698.5
Industrial	82.0	34.8	—	1.1	—	(4.4)	113.5
Total Retail Tariff Sales Revenues	1,558.2	298.6	—	53.2	—	(5.7)	1,904.3
Wholesale Transmission Revenues	—	—	416.9	—	20.3	(345.9)	91.3
Wholesale Market Sales Revenues	97.2	15.7	—	1.0	—	—	113.9
Other Revenues from Contracts with Customers	25.1	1.0	3.4	1.2	309.7	(307.0)	33.4
Total Revenues from Contracts with Customers	1,680.5	315.3	420.3	55.4	330.0	(658.6)	2,142.9
Alternative Revenue Programs	(4.8)	(3.4)	(9.3)	(2.7)	—	(1.2)	(21.4)
Other Revenues (2)	0.8	(0.1)	0.2	0.1	—	—	1.0
Total Operating Revenues	$1,676.5	$311.8	$411.2	$52.8	$330.0	$(659.8)	$2,122.5

	For the Six Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,948.1	$641.1	$—	$63.7	$—	$—	$2,652.9
Commercial	1,154.0	297.4	—	29.8	—	(2.7)	1,478.5
Industrial	165.0	90.8	—	2.2	—	(8.0)	250.0
Total Retail Tariff Sales Revenues	3,267.1	1,029.3	—	95.7	—	(10.7)	4,381.4
Wholesale Transmission Revenues	—	—	811.2	—	39.5	(666.9)	183.8
Wholesale Market Sales Revenues	246.3	42.0	—	1.8	—	—	290.1
Other Revenues from Contracts with Customers	43.4	2.4	6.8	2.4	633.5	(628.3)	60.2
Total Revenues from Contracts with Customers	3,556.8	1,073.7	818.0	99.9	673.0	(1,305.9)	4,915.5
Alternative Revenue Programs	18.2	18.6	(6.6)	(0.9)	—	1.0	30.3
Other Revenues (2)	1.9	—	0.5	0.2	—	—	2.6
Total Operating Revenues	$3,576.9	$1,092.3	$811.9	$99.2	$673.0	$(1,304.9)	$4,948.4

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$526.1	$326.9	$151.8	$440.8	$304.7	$136.6
Commercial	255.3	327.8	81.7	215.7	296.1	82.8
Industrial	36.0	30.6	22.3	28.4	29.1	24.5
Total Retail Tariff Sales Revenues	817.4	685.3	255.8	684.9	629.9	243.9
Wholesale Transmission Revenues	115.8	163.6	55.1	195.7	160.1	61.1
Wholesale Market Sales Revenues	143.4	47.8	21.4	68.1	18.9	10.2
Other Revenues from Contracts with Customers	7.5	11.8	3.0	9.5	15.3	4.4
Amortization of Revenues Subject to Refund (1)	7.2	—	—	—	—	—
Total Revenues from Contracts with Customers	1,091.3	908.5	335.3	958.2	824.2	319.6
Alternative Revenue Programs	92.2	14.3	19.3	(1.1)	(15.3)	2.3
Other Revenues (2)	0.2	1.6	0.7	(0.2)	0.7	0.5
Eliminations	(148.0)	(140.7)	(48.2)	(127.3)	(122.2)	(43.6)
Total Operating Revenues	$1,035.7	$783.7	$307.1	$829.6	$687.4	$278.8

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,125.2	$731.5	$334.3	$986.6	$667.1	$294.4
Commercial	497.5	659.1	170.1	429.9	564.4	160.6
Industrial	69.5	64.7	44.3	65.2	53.6	46.2
Total Retail Tariff Sales Revenues	1,692.2	1,455.3	548.7	1,481.7	1,285.1	501.2
Wholesale Transmission Revenues	325.0	328.8	126.9	384.6	307.2	119.4
Wholesale Market Sales Revenues	423.4	105.6	49.1	177.8	43.4	25.1
Other Revenues from Contracts with Customers	15.3	23.4	5.7	16.8	27.0	7.6
Amortization of Revenues Subject to Refund (1)	65.6	—	—	—	—	—
Total Revenues from Contracts with Customers	2,521.5	1,913.1	730.4	2,060.9	1,662.7	653.3
Alternative Revenue Programs	93.4	6.1	16.0	7.8	(1.5)	5.3
Other Revenues (2)	0.3	3.6	1.6	0.1	1.8	0.5
Eliminations	(293.7)	(276.0)	(101.5)	(251.9)	(238.6)	(86.8)
Total Operating Revenues	$2,321.5	$1,646.8	$646.5	$1,816.9	$1,424.4	$572.3

(1)    Amortization of Revenues Subject to Refund within the Electric Distribution segment in the second quarter and first half of 2022 represents customer credits being distributed to CL&P’s customers on retail electric bills as a result of the October 2021 CL&P settlement agreement and the 2021 civil penalty for non-compliance with storm performance standards. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million is being refunded over a one year billing period, which began September 1, 2021.

(2)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.0 million (including $0.2 million at CL&P and $0.6 million at NSTAR Electric) and $1.0 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million (including $0.4 million at CL&P and $1.2 million at NSTAR Electric) and $2.7 million (including $0.4 million at CL&P and $1.8 million at NSTAR Electric) for the six months ended June 30, 2022 and 2021, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,004.4	$416.2	$457.6	$54.6	$335.7	$(695.9)	$2,572.6
Depreciation and Amortization	(198.1)	(39.1)	(83.3)	(12.5)	(33.2)	1.6	(364.6)
Other Operating Expenses	(1,636.1)	(360.7)	(141.3)	(27.0)	(279.4)	692.1	(1,752.4)
Operating Income	$170.2	$16.4	$233.0	$15.1	$23.1	$(2.2)	$455.6
Interest Expense	$(60.3)	$(16.7)	$(37.5)	$(8.4)	$(53.5)	$16.3	$(160.1)
Other Income, Net	53.0	10.6	9.3	2.1	354.3	(335.4)	93.9
Net Income Attributable to Common Shareholders	129.0	7.7	151.5	9.0	316.0	(321.3)	291.9

	For the Six Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,390.7	$1,343.8	$892.8	$103.1	$719.3	$(1,405.7)	$6,044.0
Depreciation and Amortization	(549.7)	(91.1)	(165.3)	(24.8)	(63.4)	3.3	(891.0)
Other Operating Expenses	(3,481.7)	(1,018.0)	(270.5)	(54.1)	(610.9)	1,400.8	(4,034.4)
Operating Income	$359.3	$234.7	$457.0	$24.2	$45.0	$(1.6)	$1,118.6
Interest Expense	$(119.8)	$(32.5)	$(70.6)	$(16.5)	$(100.3)	$26.4	$(313.3)
Other Income, Net	100.5	20.8	18.2	4.2	850.2	(828.5)	165.4
Net Income Attributable to Common Shareholders	269.9	171.7	300.0	12.7	784.7	(803.7)	735.3
Cash Flows Used for Investments in Plant	541.8	275.4	543.6	65.6	122.7	—	1,549.1

	For the Three Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,676.5	$311.8	$411.2	$52.8	$330.0	$(659.8)	$2,122.5
Depreciation and Amortization	(132.3)	(34.6)	(74.5)	(11.5)	(28.4)	1.1	(280.2)
Other Operating Expenses	(1,360.3)	(257.7)	(121.9)	(25.4)	(285.7)	660.3	(1,390.7)
Operating Income	$183.9	$19.5	$214.8	$15.9	$15.9	$1.6	$451.6
Interest Expense	$(61.1)	$(14.6)	$(32.6)	$(8.1)	$(41.8)	$12.8	$(145.4)
Other Income, Net	29.9	4.6	6.8	0.9	309.2	(304.8)	46.6
Net Income Attributable to Common Shareholders	121.6	4.1	137.6	8.9	282.7	(290.4)	264.5

	For the Six Months Ended June 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$3,576.9	$1,092.3	$811.9	$99.2	$673.0	$(1,304.9)	$4,948.4
Depreciation and Amortization	(354.3)	(80.3)	(148.0)	(22.8)	(55.7)	2.1	(659.0)
Other Operating Expenses	(2,890.8)	(793.6)	(237.3)	(50.5)	(585.2)	1,305.2	(3,252.2)
Operating Income	$331.8	$218.4	$426.6	$25.9	$32.1	$2.4	$1,037.2
Interest Expense	$(114.4)	$(28.5)	$(65.3)	$(16.0)	$(83.4)	$24.4	$(283.2)
Other Income, Net	50.6	8.5	12.2	1.9	733.4	(725.8)	80.8
Net Income Attributable to Common Shareholders	214.9	151.6	273.0	12.6	677.6	(699.0)	630.7
Cash Flows Used for Investments in Plant	510.4	305.9	443.2	53.8	109.9	—	1,423.2

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2022	$26,238.1	$7,351.4	$12,938.6	$2,592.4	$23,833.9	$(23,038.2)	$49,916.2
As of December 31, 2021	25,411.2	7,215.9	12,377.8	2,551.1	22,674.7	(21,738.6)	48,492.1

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as well as the Eversource 2021 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure not recognized under GAAP (non-GAAP) that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2022 and 2021 earnings and EPS excluding certain transaction and transition costs, and our 2021 earnings and EPS excluding charges at CL&P related to an October 2021 settlement agreement that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by the PURA.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our 2022 and 2021 results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of transaction and transition costs, the CL&P October 2021 settlement agreement, and the 2021 storm performance penalty imposed on CL&P by the PURA, are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $291.9 million, or $0.84 per share, in the second quarter of 2022, and $735.3 million, or $2.13 per share, in the first half of 2022, compared with $264.5 million, or $0.77 per share, in the second quarter of 2021, and $630.7 million, or $1.83 per share, in the first half of 2021.

•Our results include after-tax transaction and transition costs recorded at Eversource parent of $5.5 million, or $0.02 per share, in the second quarter of 2022, and $10.8 million, or $0.03 per share, in the first half of 2022, compared with $6.8 million, or $0.02 per share, in the second quarter of 2021, and $13.0 million, or $0.04 per share, in the first half of 2021. Our first half of 2021 results also include an after-tax charge at CL&P of $22.6 million, or $0.07 per share, recorded within the electric distribution segment resulting from a PURA assessment as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. Excluding transaction and transition costs, our non-GAAP earnings were $297.4 million, or $0.86 per share, in the second quarter of 2022, and $746.1 million, or $2.16 per share, in the first half of 2022, compared with $269.9 million, or $0.79 per share, in the second quarter of 2021, and $666.3 million, or $1.94 per share, in the first half of 2021.

•We reaffirmed our projection of our long-term EPS growth rate through 2026 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We now estimate to earn within a 2022 non-GAAP earnings guidance range of between $4.04 per share and $4.14 per share, which excludes the impact of transaction and transition costs.

Liquidity:

•Cash flows provided by operating activities totaled $841.8 million in the first half of 2022, compared with $807.4 million in the first half of 2021. Investments in property, plant and equipment totaled $1.55 billion in the first half of 2022, compared with $1.42 billion in the first half of 2021.

•Cash totaled $29.5 million as of June 30, 2022, compared with $66.8 million as of December 31, 2021. Our available borrowing capacity under our commercial paper programs totaled $2.46 billion as of June 30, 2022.

•In the first half of 2022, we issued $3.35 billion of new long-term debt and we repaid $770 million of long-term debt.

•In the first half of 2022, we issued 1,392,804 common shares, which resulted in proceeds of $126.3 million, net of issuance costs.

•On May 4, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on June 30, 2022 to shareholders of record as of May 19, 2022.

Strategic Items:

•On May 4, 2022, we announced that we have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. We have advanced our strategic review process and are working with our advisors on our outreach strategy and marketing materials, which will aid us in evaluating the alternatives available for our investment. In late July, we started preliminary and targeted outreach to potential buyers. We expect to complete this review during 2022. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$291.9	$0.84	$264.5	$0.77	$735.3	$2.13	$630.7	$1.83

Regulated Companies (Non-GAAP)	$297.2	$0.86	$270.8	$0.79	$754.3	$2.18	$674.7	$1.96
Eversource Parent and Other Companies (Non-GAAP)	0.2	—	(0.9)	—	(8.2)	(0.02)	(8.4)	(0.02)
Non-GAAP Earnings	$297.4	$0.86	$269.9	$0.79	$746.1	$2.16	$666.3	$1.94
CL&P Storm Performance Penalty (after-tax) (1)	—	—	1.4	—	—	—	(22.6)	(0.07)
Transaction and Transition Costs (after-tax) (2)	(5.5)	(0.02)	(6.8)	(0.02)	(10.8)	(0.03)	(13.0)	(0.04)
Net Income Attributable to Common Shareholders (GAAP)	$291.9	$0.84	$264.5	$0.77	$735.3	$2.13	$630.7	$1.83

(1)    The 2021 after-tax cost relates to a charge recorded at CL&P as a result of PURA’s April 28, 2021 and July 14, 2021 decisions, which included a $28.4 million penalty for storm performance results and is currently being provided as credits to customer bills and a $1.6 million fine to the State of Connecticut’s general fund that was subsequently reduced to $0.2 million in PURA’s July 14, 2021 decision. As a result of the October 1, 2021 CL&P settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views the CL&P storm performance penalty and the subsequent October 1, 2021 settlement agreement impacts collectively, and as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. As a result, beginning in the third quarter of 2021, the storm performance penalty was presented as a non-GAAP adjustment to net income. The second quarter and first half of 2021 non-GAAP reconciliations have been recast to conform to this presentation.

(2)    The after-tax costs are for the continuing transition of systems as a result of our purchase of the assets of CMA on October 9, 2020 and integrating the CMA assets onto Eversource’s systems. The after-tax costs also include costs associated with our water business acquisitions and the strategic review of our offshore wind investment portfolio.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$297.2	$0.86	$272.2	$0.79	$754.3	$2.18	$652.1	$1.89

Electric Distribution, excluding CL&P Storm Performance Penalty (Non-GAAP)	$129.0	$0.37	$120.2	$0.35	$269.9	$0.78	$237.5	$0.69
Electric Transmission	151.5	0.44	137.6	0.40	300.0	0.87	273.0	0.79
Natural Gas Distribution	7.7	0.02	4.1	0.01	171.7	0.49	151.6	0.44
Water Distribution	9.0	0.03	8.9	0.03	12.7	0.04	12.6	0.04
Net Income - Regulated Companies (Non-GAAP)	$297.2	$0.86	$270.8	$0.79	$754.3	$2.18	$674.7	$1.96
CL&P Storm Performance Penalty (after-tax)	—	—	1.4	—	—	—	(22.6)	(0.07)
Net Income - Regulated Companies (GAAP)	$297.2	$0.86	$272.2	$0.79	$754.3	$2.18	$652.1	$1.89

Our electric distribution segment earnings increased $7.4 million in the second quarter of 2022, as compared to the second quarter of 2021, due primarily to higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, a base distribution rate increase at NSTAR Electric effective January 1, 2022, and lower pension plan expense in Connecticut and New Hampshire. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher employee-related costs, higher property and other tax expense, and higher depreciation.

Our electric distribution segment earnings increased $55.0 million in the first half of 2022, as compared to the first half of 2021, due primarily to the absence in 2022 of the $28.6 million pre-tax charge to earnings at CL&P for a storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the CL&P storm performance penalty was $22.6 million, or $0.07 per share. Excluding that charge, electric distribution segment earnings increased $32.4 million due primarily to higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, a base distribution rate increase at NSTAR Electric effective January 1, 2022, and lower pension plan expense in Connecticut and New Hampshire. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher storm costs, higher depreciation, higher property and other tax expense, and higher interest expense.

Our electric transmission segment earnings increased $13.9 million and $27.0 million in the second quarter and first half of 2022, respectively, as compared to the second quarter and first half of 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $3.6 million and $20.1 million in the second quarter and first half of 2022, respectively, as compared to the second quarter and first half of 2021, due primarily to base distribution rate increases at EGMA and NSTAR Gas effective November 1, 2021, higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, and lower pension plan expense at Yankee Gas. Those earnings increases were partially offset by higher operations and maintenance expense, higher property tax expense, higher interest expense, and higher depreciation expense. Our natural gas companies' decoupled rate structure is seasonally structured and provides greater earnings in the winter heating months in correlation to higher customer usage. Therefore, the majority of the impact of the EGMA and NSTAR Gas annual base distribution rate increases were recognized by the end of the first quarter of 2022.

Our water distribution segment earnings increased $0.1 million in both the second quarter and first half of 2022, as compared to the second quarter and first half of 2021.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses decreased $2.4 million in both the second quarter and the first half of 2022, respectively, as compared to the second quarter and first half of 2021. Lower losses were due primarily to higher unrealized gains associated with our equity method investment in a renewable energy fund, higher return at Eversource Service as a result of increased investments in property, plant and equipment, and after-tax decreases of $1.3 million and $2.2 million in transition costs of EGMA and transaction costs in the second quarter and first half of 2022, respectively, as compared to the same periods in 2021, partially offset by higher interest expense and a higher effective tax rate.

Pension Plan: Pension plan assets and obligation are presented on a net basis and remeasured annually using a December 31st measurement date. Our future pension expense amount is dependent on plan asset returns and market performance, discount rates, and other actuarial assumptions. An underperformance of our pension plan investment returns relative to the expected returns would increase our net pension liability at December 31st, resulting in unamortized actuarial losses to be recognized in future years’ pension plan expense and a reduced expected return on assets component of pension expense. An increase in the discount rate used to determine our pension obligation would decrease our net pension liability at December 31st, resulting in unamortized actuarial gains to be recognized in future years’ pension plan expense. An increase in the discount rate at December 31st would also result in an increase in the interest cost component and a decrease in the service cost component of the subsequent year’s pension plan expense. Unamortized actuarial gains or losses arising at the December 31st measurement date are primarily from differences in actual investment performance compared to expected performance, as well as changes in the discount rate and other actuarial assumptions. These actuarial gains or losses are amortized as a component of pension plan expense over the estimated average future employee service period, which is seven years for the pension plan.

The change in total pension plan expense arising from this annual remeasurement does not fully impact earnings. Our Massachusetts utilities recover qualified pension expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension expenses each year, therefore the change in their pension expense does not impact earnings. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension expenses, therefore the change in their pension expense does not impact earnings. Additionally, the portion of our pension expense that relates to company labor devoted to capital projects are capitalized on the balance sheet instead of being charged to expense.

Impact of COVID-19

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and the outcome of future proceedings before our state regulatory commissions to recover our incremental costs associated with COVID-19.

As of June 30, 2022, our allowance for uncollectible customer receivable balance of $457.8 million, of which $242.7 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. As of June 30, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $63.1 million and $55.3 million at Eversource, $20.4 million and $23.9 million at CL&P, and $7.5 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

As of June 30, 2022 and December 31, 2021, a total of $37.6 million and $33.0 million, respectively, of incremental COVID-19 related non-tracked uncollectible costs were recorded on the balance sheets.

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

Cash totaled $29.5 million as of June 30, 2022, compared with $66.8 million as of December 31, 2021.

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2026. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$124.5	$1,343.0	$1,875.5	$657.0	1.81%	0.31%
NSTAR Electric Commercial Paper Program	63.0	162.5	587.0	487.5	1.63%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the NSTAR Gas long-term debt issuance in July 2022, $88.7 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt as of June 30, 2022.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2022, there were intercompany loans from Eversource parent to CL&P of $67.5 million, to PSNH of $89.3 million, and to a subsidiary of NSTAR Electric of $3.2 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric:
4.55% 2022 Debentures	$450.0	May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
Other:
Eversource Parent 2.90% Series V Senior Notes	650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.38% Series W Senior Notes	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 4.20% Series X Senior Notes	900.0	June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent 4.60% Series Y Senior Notes	600.0	June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent 2.75% Series K Senior Notes	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)	March 2022	March 2022	Paid at maturity
EGMA 4.70% Series C First Mortgage Bonds	100.0	June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas 4.40% Series V First Mortgage Bonds	125.0	July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $9.0 million of interest payments in the first half of 2022, and paid $21.6 million of RRB principal payments and $9.6 million of interest payments in the first half of 2021.

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. During the second quarter of 2022, Eversource issued 1,392,804 common shares, which resulted in proceeds of $126.3 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $841.8 million in the first half of 2022, compared with $807.4 million in the first half of 2021. Changes in Eversource’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business and as further discussed. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, a decrease in income tax payments of $71.7 million made in 2022, as compared to 2021, and a $20.0 million decrease in pension contributions made in 2022, as compared to 2021. These favorable impacts were partially offset by an increase in regulatory under-recoveries (net of regulatory amortization) driven by an increase in cash payments for storm costs and the timing of collections for regulatory tracking mechanisms, customer credits being distributed to CL&P’s customers in the first half of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for its response to Tropical Storm Isaias, the timing of cash collections on our accounts receivable, a $76.1 million payment in the second quarter of 2022 related to withheld property taxes at NSTAR Electric, a $74.3 million increase in cost of removal expenditures, and the timing of other working capital items.

On May 4, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on June 30, 2022 to shareholders of record as of May 19, 2022. In the first half of 2022, we paid cash dividends of $427.9 million and issued non-cash dividends of $11.7 million in the form of treasury shares, totaling dividends of $439.6 million. In the first half of 2021, we paid cash dividends of $402.2 million and issued non-cash dividends of $11.6 million in the form of treasury shares, totaling dividends of $413.8 million. Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2022, CL&P, NSTAR Electric and PSNH paid $146.2 million, $143.8 million, and $52.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first half of 2022, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.55 billion, $414.4 million, $444.0 million, and $227.0 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Credit Ratings: On April 8, 2022, Fitch changed CL&P’s outlook from negative to stable. On May 9, 2022, S&P revised the outlook from stable to positive for Eversource and all of its subsidiaries except for PSNH, whose outlook remains at stable. On June 15, 2022, Moody’s changed CL&P’s outlook from negative to stable.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $1.56 billion in the first half of 2022, compared to $1.46 billion in the first half of 2021.  These amounts included $103.8 million and $105.6 million in the first half of 2022 and 2021, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $67.9 million in the first half of 2022, as compared to the first half of 2021.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021
CL&P	$187.6	$163.4
NSTAR Electric	175.0	199.8
PSNH	140.6	72.1
Total Electric Transmission Segment	$503.2	$435.3

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

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the second quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, is expected to commence in the third quarter of 2022. We spent $22.8 million during the first half of 2022 and we expect to make additional capital expenditures of approximately $160 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $5.8 million during the first half of 2022 and we expect to make additional capital expenditures of approximately $125 million on these transmission upgrades.

On June 17, 2022, FERC approved a transmission support agreement between NSTAR Electric and Park City Wind LLC (PCW). The agreement commits NSTAR Electric to construct certain transmission facilities required to interconnect PCW’s future 800 MW offshore wind generation facility to NSTAR Electric’s transmission system. Of the total estimated $196 million project, NSTAR Electric will finance an estimated $152 million and earn a return on those specific investments over a ten-year period once the facility is in operation based on the authorized return that is in effect at the applicable time for regional transmission service under the ISO-NE Open Access Transmission Tariff. The interconnection transmission facilities are currently expected to be in-service in 2026.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2022
Basic Business	$124.1	$67.7	$30.0	$221.8	$101.3	$5.4	$328.5
Aging Infrastructure	89.9	95.9	33.3	219.1	209.7	53.5	482.3
Load Growth and Other	30.6	82.2	10.8	123.6	20.1	0.3	144.0
Total Distribution	244.6	245.8	74.1	564.5	331.1	59.2	954.8
Solar	—	0.1	—	0.1	—	—	0.1
Total	$244.6	$245.9	$74.1	$564.6	$331.1	$59.2	$954.9
2021
Basic Business	$102.0	$79.4	$26.9	$208.3	$97.3	$6.6	$312.2
Aging Infrastructure	71.8	106.0	33.1	210.9	207.4	44.1	462.4
Load Growth and Other	36.0	68.2	6.6	110.8	32.4	0.3	143.5
Total Distribution	209.8	253.6	66.6	530.0	337.1	51.0	918.1
Solar	—	(1.1)	—	(1.1)	—	—	(1.1)
Total	$209.8	$252.5	$66.6	$528.9	$337.1	$51.0	$917.0

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

Pending Acquisition of Torrington Water Company: On March 7, 2022, Aquarion and The Torrington Water Company (TWC) entered into a definitive agreement pursuant to which Aquarion would acquire all outstanding shares of TWC. TWC provides regulated water service to approximately 10,100 customers in Connecticut. The acquisition has been structured as a stock-for-stock exchange and Eversource will issue between 885,000 and 925,000 common shares at closing. The application for approval of the acquisition was filed with PURA on April 1, 2022. The transaction was approved by TWC shareholders on June 16, 2022 and is expected to close in the fourth quarter of 2022.

Offshore Wind Business: Our offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as an undeveloped offshore lease area. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted.

The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300-square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts. In aggregate, these ocean lease sites jointly-owned by Eversource and Ørsted could eventually develop at least 4,000 MW of clean, renewable offshore wind energy.

As of June 30, 2022 and December 31, 2021, Eversource's total equity investment balance in its offshore wind business was $1.49 billion and $1.21 billion, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Strategic Review of Offshore Wind Investments: On May 4, 2022, we announced that we have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. We have advanced our strategic review process and are working with our advisors on our outreach strategy and marketing materials, which will aid us in evaluating the alternatives available for our investment. In late July, we started preliminary and targeted outreach to potential buyers. We expect to complete this review during 2022. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the second quarter of 2023, the Record of Decision in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023. On August 31, 2021, Sunrise Wind received BOEM’s NOI to prepare an EIS for the review of the COP. For Sunrise Wind, a final EIS and Record of Decision are expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023.

South Fork Wind, Revolution Wind and Sunrise Wind are each designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the projects’ permitting timelines.

State and Local Siting and Permitting Process: State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. On July 8, 2022, the Rhode Island Energy Facilities Siting Board issued a Final Decision and Order approving the Revolution Wind project and granting a license to construct and operate. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process, and Sunrise Wind filed a formal notice of intent to commence settlement negotiations towards a Joint Proposal on August 31, 2021. Settlement negotiations are ongoing.

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

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is underway. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $0.9 billion and $1.0 billion in 2022 and expect to make investments for our three projects in total between $3.0 billion and $3.6 billion from 2023 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments could be impacted by the strategic review of our offshore wind investment discussed above.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2022 and December 31, 2021.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource's after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of estimated 2022 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2022 estimated rate base) on Eversource's after-tax earnings is approximately $18 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2022, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2021 Form 10-K.

Connecticut:

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for Amended EDC Advanced Metering Infrastructure Proposal. CL&P submitted an Amended Proposal in response to this request on November 8, 2021 with an updated schedule for the years 2022 through 2028, which included additional information as required by the PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. The procedural schedule includes briefs that were filed on April 29, 2022 and written comments that were filed July 20, 2022.

Aquarion Water Company of Connecticut Distribution Rates: On July 1, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed a letter of intent with PURA that it intends to file an application to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application will request approval of rate increases of $27.6 million, an additional $15.3 million, and an additional $9.9 million, effective February 15, 2023, 2024, and 2025, respectively. AWC-CT expects to file its rate application within 60 days from the date of the letter.

Massachusetts:

NSTAR Electric Distribution Rate Case: On January 14, 2022, NSTAR Electric filed an application with the DPU for approval of an $89 million increase in base distribution rates, with new rates anticipated to be effective January 1, 2023. On June 24, 2022, NSTAR Electric updated its requested increase to $94 million. As part of this filing, NSTAR Electric is requesting a renewal of the performance-based ratemaking plan originally authorized in its last rate case for up to a ten-year term, alignment with state electrification policy, storm fund refinements, and Advanced Metering Infrastructure tariff approval. A final decision from the DPU is expected on December 1, 2022.

NSTAR Electric Grid Modernization and Advanced Metering Infrastructure Filing: On July 1, 2021, NSTAR Electric submitted for DPU approval its four-year $198.8 million grid modernization plan for the years 2022 through 2025 and proposed $620 million Advanced Metering Infrastructure investment and implementation plan (including program operating costs) for the years 2022 through 2028. As required, the plan includes a ten-year vision, five-year strategic plan, including a full deployment of advanced metering functionality, separate four-year grid-facing and customer-facing short-term investment plans, and a composite business case in support of the Advanced Metering Infrastructure plan. Reply briefs were filed by NSTAR Electric on June 27, 2022. NSTAR Electric expects DPU guidance for all investments by the fourth quarter of 2022. For Advanced Metering Infrastructure investments, additional review of the cost recovery mechanism will be conducted in NSTAR Electric’s base distribution rate case that was filed on January 14, 2022 with a decision expected on December 1, 2022.

Legislative:

Massachusetts: On July 31, 2022, the Massachusetts Legislature approved climate-related legislation in House Bill 5060, “An Act driving clean energy and offshore wind.” The Act, among other things, affirms the state’s commitment to contract for 5,600 MW of offshore wind by June 30, 2027, modifies the bidding process to encourage more competition among offshore wind developers, and provides incentives to increase the manufacturing and assembly of offshore wind components in Massachusetts. The Act also provides incentives to encourage the sale and leasing of electric vehicles, promotes energy storage and electrification technologies, directs electric companies to develop grid modernization plans to upgrade distribution and transmission facilities, and initiates a pilot program that would allow up to ten communities in the state to restrict fossil fuel use in new buildings. Additionally, for long-term contracts that are approved by the DPU between developers of offshore wind generation and the contracting electric distribution company, the Act provides for an annual remuneration for the distribution company equal to 2.25 per cent of the annual payments under the contract to compensate the distribution company for accepting the financial obligation of the long-term contract. Governor Baker has until August 11, 2022 to sign or veto the Act.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021	Increase	2022	2021	Increase
Operating Revenues	$2,572.6	$2,122.5	$450.1	$6,044.0	$4,948.4	$1,095.6
Operating Expenses:
Purchased Power, Fuel and Transmission	940.5	650.1	290.4	2,330.2	1,648.6	681.6
Operations and Maintenance	452.2	411.1	41.1	924.6	876.7	47.9
Depreciation	294.2	274.6	19.6	583.6	545.4	38.2
Amortization	70.4	5.6	64.8	307.4	113.6	193.8
Energy Efficiency Programs	136.7	129.0	7.7	336.2	317.0	19.2
Taxes Other Than Income Taxes	223.0	200.5	22.5	443.4	409.9	33.5
Total Operating Expenses	2,117.0	1,670.9	446.1	4,925.4	3,911.2	1,014.2
Operating Income	455.6	451.6	4.0	1,118.6	1,037.2	81.4
Interest Expense	160.1	145.4	14.7	313.3	283.1	30.2
Other Income, Net	93.9	46.6	47.3	165.4	80.8	84.6
Income Before Income Tax Expense	389.4	352.8	36.6	970.7	834.9	135.8
Income Tax Expense	95.6	86.4	9.2	231.6	200.4	31.2
Net Income	293.8	266.4	27.4	739.1	634.5	104.6
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$291.9	$264.5	$27.4	$735.3	$630.7	$104.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended June 30:	2022	2021		2022	2021		2022	2021
Traditional	1,795	1,853	(3.1)%	—	—	—%	346	311	11.3%
Decoupled and Special Contracts (1)	9,840	10,142	(3.0)%	24,894	24,790	0.4%	5,244	5,530	(5.2)%
Total Sales Volumes	11,635	11,995	(3.0)%	24,894	24,790	0.4%	5,590	5,841	(4.3)%

Six Months Ended June 30:
Traditional	3,787	3,804	(0.4)%	—	—	—%	670	570	17.5%
Decoupled and Special Contracts (1)	20,813	20,874	(0.3)%	93,413	90,792	2.9%	9,586	10,007	(4.2)%
Total Sales Volumes	24,600	24,678	(0.3)%	93,413	90,792	2.9%	10,256	10,577	(3.0)%

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

Operating Revenues: Operating Revenues by segment increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$327.9	$813.8
Natural Gas Distribution	104.4	251.5
Electric Transmission	46.4	80.9
Water Distribution	1.8	3.9
Other	5.7	46.3
Eliminations	(36.1)	(100.8)
Total Operating Revenues	$450.1	$1,095.6

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $18.7 million and $28.4 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing and at PSNH effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement, partially offset by lower sales volumes at PSNH.

•Base natural gas distribution revenues (excluding EGMA) increased $3.8 million and $13.5 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2021.

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

Tracked distribution revenues increased/(decreased) for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$146.4	$311.4	$26.7	$68.8
Retail transmission	60.9	158.6	—	—
Stranded costs	(23.2)	(44.5)	—	—
Other distribution tracking mechanisms	14.3	31.7	10.2	10.6
Wholesale Market Sales Revenue	115.4	331.8	11.2	13.7

The increase in energy supply procurement within both electric distribution and natural gas distribution for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was driven primarily by higher average prices and higher average supply-related sales volumes.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Fuel and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 131 and 133 percent for the three and six months ended June 30, 2022, as compared to the same periods in 2021, driven primarily by higher natural gas prices in New England. The increase in both periods was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the FMCC rate.

The increase in electric distribution wholesale market sales revenues in both periods was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

EGMA Natural Gas Distribution Revenues: EGMA total operating revenues at the natural gas distribution segment increased by $52.0 million and $143.5 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021. Included in the total operating revenues increase was EGMA’s base natural gas distribution revenues increase of $4.3 million and $22.1 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to a base distribution rate increase effective November 1, 2021.

Electric Transmission Revenues:  Electric transmission revenues increased $46.4 million and $80.9 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Purchased Power Costs	$164.2	$385.2
Natural Gas Costs	83.8	180.5
Transmission Costs	66.4	166.8
Eliminations	(24.0)	(50.9)
Total Purchased Power, Fuel and Transmission	$290.4	$681.6

The increase in purchased power expense at the electric distribution business for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was driven primarily by higher energy supply procurement costs resulting from higher average prices and higher average supply-related sales volumes. The increase in both periods was also due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P and higher net metering costs at NSTAR Electric and CL&P.

The increase in costs at the natural gas distribution segment for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was due primarily to higher average prices and higher average supply-related sales volumes. The increase in transmission costs for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021	$1.4	$(28.6)
Storm costs	(3.5)	4.5
Employee-related expenses, including labor and benefits	7.4	1.0
Operations-related expenses, including vehicles, vegetation management and outside services	3.4	—
Shared corporate costs (including computer software depreciation at Eversource Service)	5.7	9.8
Other non-tracked operations and maintenance	5.3	13.2
Total Base Electric Distribution (Non-Tracked Costs)	19.7	(0.1)
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increases due primarily to higher transmission expenses	19.9	39.3
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increases due primarily to higher employee-related expenses and higher shared corporate costs	12.0	18.1
Tracked Costs	2.7	7.6
Total Natural Gas Distribution	14.7	25.7
Water Distribution	1.1	2.7
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	(4.6)	28.6
Transaction and Transition Costs	(1.8)	(3.1)
Eliminations	(7.9)	(45.2)
Total Operations and Maintenance	$41.1	$47.9

Depreciation expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due to higher utility plant in service balances.

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

Amortization increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm costs deferred assets.

Energy Efficiency Programs expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($16.9 million and $28.4 million, respectively), an increase in interest on notes payable ($2.9 million and $3.1 million, respectively), and an increase in interest expense on regulatory deferrals for the six month period ($2.7 million). These increases in interest expense were partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($1.6 million and $2.6 million, respectively), a decrease in RRB interest expense ($0.3 million and $0.7 million, respectively) and a decrease in interest expense on regulatory deferrals for the three month period ($1.7 million).

Other Income, Net increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($32.8 million and $67.0 million, respectively), an increase in equity in earnings related to Eversource's equity method investments ($11.9 million and $8.7 million, respectively), an increase in interest income primarily from regulatory deferrals ($1.1 million and $6.2 million, respectively), and an increase in capitalized AFUDC related to equity funds ($2.0 million and $2.7 million, respectively).

Income Tax Expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($7.7 million), higher state taxes ($2.3 million), lower share-based payment excess tax benefits ($0.1 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.4 million), partially offset by an increase in amortization of EDIT ($4.3 million).

Income Tax Expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($28.5 million), higher state taxes ($9.5 million), lower share-based payment excess tax benefits ($1.9 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.3 million), the absence in 2022 of a valuation allowance increase in 2021 ($1.7 million), and an increase in amortization of EDIT ($6.7 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Operating Revenues	$2,321.5	$1,816.9	$504.6	$1,646.8	$1,424.4	$222.4	$646.5	$572.3	$74.2
Operating Expenses:
Purchased Power and Transmission	944.5	681.4	263.1	550.5	417.6	132.9	236.6	172.1	64.5
Operations and Maintenance	326.1	327.8	(1.7)	314.0	279.6	34.4	126.3	111.2	15.1
Depreciation	175.5	167.8	7.7	178.7	166.7	12.0	62.8	59.3	3.5
Amortization of Regulatory Assets, Net	212.5	47.7	164.8	49.4	15.9	33.5	36.1	44.8	(8.7)
Energy Efficiency Programs	65.2	65.1	0.1	149.5	139.4	10.1	17.5	19.7	(2.2)
Taxes Other Than Income Taxes	186.1	175.3	10.8	120.7	108.7	12.0	48.1	45.7	2.4
Total Operating Expenses	1,909.9	1,465.1	444.8	1,362.8	1,127.9	234.9	527.4	452.8	74.6
Operating Income	411.6	351.8	59.8	284.0	296.5	(12.5)	119.1	119.5	(0.4)
Interest Expense	82.8	81.6	1.2	77.1	69.5	7.6	28.4	28.4	—
Other Income, Net	39.4	14.8	24.6	63.5	38.7	24.8	15.3	8.4	6.9
Income Before Income Tax Expense	368.2	285.0	83.2	270.4	265.7	4.7	106.0	99.5	6.5
Income Tax Expense	89.4	71.0	18.4	58.2	60.9	(2.7)	23.4	20.2	3.2
Net Income	$278.8	$214.0	$64.8	$212.2	$204.8	$7.4	$82.6	$79.3	$3.3

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2022	2021	Percentage Decrease
CL&P	9,919	9,952	(0.3)%
NSTAR Electric	10,894	10,922	(0.3)%
PSNH	3,787	3,804	(0.4)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $504.6 million at CL&P, $222.4 million at NSTAR Electric, and $74.2 million at PSNH, for the six months ended June 30, 2022, as compared to the same period in 2021.

Base Distribution Revenues:
•CL&P's distribution revenues increased $0.4 million.
•NSTAR Electric's distribution revenues increased $26.6 million due primarily to the impact of its base distribution rate increase effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing.
•PSNH's distribution revenues increased $1.4 million due primarily to the impact of its base distribution rate increase effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement, partially offset by lower sales volumes.

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

Tracked revenues increased/(decreased) for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$198.0	$35.8	$77.6
Retail transmission	63.3	94.6	0.7
Stranded costs	(7.1)	(7.2)	(30.2)
Other distribution tracking mechanisms	15.5	18.3	(2.1)
Wholesale Market Sales Revenue	245.6	62.2	24.0

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

The increase in wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 133 percent for the six months ended June 30, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the FMCC rate.

The increase in wholesale market sales revenues at CL&P, NSTAR Electric and PSNH was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $33.1 million at CL&P, $29.6 million at NSTAR Electric, and $18.2 million at PSNH for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $41.8 million at CL&P, $37.4 million at NSTAR Electric and $14.7 million at PSNH for the six months ended June 30, 2022, as compared to the same period in 2021.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$236.0	$75.5	$73.7
Transmission Costs	66.7	94.7	5.4
Eliminations	(39.6)	(37.3)	(14.6)
Total Purchased Power and Transmission	$263.1	$132.9	$64.5

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The increase at CL&P was due primarily to higher energy supply procurement costs resulting from higher average prices and higher average supply-related volumes. The increase was also due to higher long-term contractual energy-related costs and higher net metering costs that are recovered in the non-bypassable component of the FMCC mechanism.
•The increase at NSTAR Electric was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. The increase was also due to higher net metering costs.
•The increase at PSNH was due primarily to higher energy supply procurement costs resulting from higher average prices and higher average supply-related sales volumes, partially offset by lower stranded costs resulting from higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers. The higher RGGI proceeds resulted from an increase in RGGI auction clearing prices for allowances in the six months ended June 30, 2022, as compared to the same period in 2021.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P, NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense (decreased)/increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021	$(28.6)	$—	$—
Storm costs	(1.2)	2.8	2.9
Employee-related expenses, including labor and benefits	7.0	(1.1)	3.7
Operations-related expenses, including employee-related costs, vehicles, vegetation management and outside services	2.7	(3.6)	0.9
Shared corporate costs (including computer software depreciation at Eversource Service)	3.4	5.2	1.2
Other non-tracked operations and maintenance	2.9	8.6	1.7
Total Base Electric Distribution (Non-Tracked Costs)	(13.8)	11.9	10.4
Tracked Costs:
Transmission expenses	8.7	5.4	5.5
Other tracked operations and maintenance	3.4	17.1	(0.8)
Total Tracked Costs	12.1	22.5	4.7
Total Operations and Maintenance	$(1.7)	$34.4	$15.1

Depreciation increased for the six months ended June 30, 2022, as compared to the same period in 2021, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

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
•The increase at NSTAR Electric was due to the deferral adjustment of energy supply, energy-related and other tracked costs.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at NSTAR Electric was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The decrease at PSNH was due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($1.7 million) and higher amortization of debt discounts and premiums, net ($0.3 million), partially offset by lower interest expense on regulatory deferrals ($1.0 million) and an increase in capitalized AFUDC related to debt funds ($0.4 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($5.2 million), higher interest expense on regulatory deferrals ($2.8 million) and a decrease in capitalized AFUDC related to debt funds ($0.4 million).

Other Income, Net increased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($25.1 million) and an increase in capitalized AFUDC related to equity funds ($2.2 million), partially offset by investment losses in 2022 compared to investment income in 2021 driven by market volatility ($2.6 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($22.2 million) and an increase in interest income primarily on regulatory deferrals ($4.7 million), partially offset by a decrease in capitalized AFUDC related to equity funds ($1.4 million) and lower investment income ($0.6 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($7.9 million), partially offset by a decrease in interest income primarily on regulatory deferrals ($0.9 million).

Income Tax Expense increased/decreased for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($17.5 million), higher state taxes ($3.6 million), and a decrease in amortization of EDIT ($0.7 million), partially offset by the absence in 2022 of a valuation allowance increase in 2021 ($1.7 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.7 million).
•The decrease at NSTAR Electric was due primarily to an increase in amortization of EDIT ($6.5 million), partially offset by an increase in pre-tax earnings ($1.0 million), higher state taxes ($0.6 million), lower share-based payment excess tax benefits ($0.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($1.4 million), higher state taxes ($1.2 million), a decrease in amortization of EDIT ($0.8 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $64.8 million for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the absence in 2022 of the $28.6 million pre-tax charge to earnings for the storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 that was recorded in 2021. The after-tax impact of the storm performance penalty was $22.6 million. Earnings were also favorably impacted by higher earnings from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base, and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation, and higher property and other tax expense.

NSTAR Electric's earnings increased $7.4 million for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to the base distribution rate increase effective January 1, 2022 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense, higher interest expense, higher depreciation expense, and higher property and other tax expense.

PSNH's earnings increased $3.3 million for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to an increase in transmission earnings driven by a higher transmission rate base and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense, the absence in 2022 of a favorable impact of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement that was recorded in 2021, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $238.6 million for the six months ended June 30, 2022, as compared to $224.0 million in the same period of 2021. The increase in operating cash flows was due primarily to the timing of cash payments made on our accounts payable, and the absence in 2022 of pension contributions of $37.9 million made in 2021. These favorable impacts were partially offset by customer credits distributed to CL&P’s customers in the first half of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for its response to Tropical Storm Isaias, an increase in regulatory under-recoveries (net of regulatory amortization) driven by an increase of $29.5 million in cash payments for storm costs and the timing of collections for regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, a $49.5 million increase in income tax payments made in 2022, as compared to 2021, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $197.1 million for the six months ended June 30, 2022, as compared to $245.9 million in the same period of 2021. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries (net of regulatory amortization) driven by an increase in cash payments for storm costs and the timing of collections for regulatory tracking mechanisms, a $76.1 million payment in the second quarter of 2022 related to withheld property taxes, and the timing of cash payments made on our accounts payable. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $16.6 million increase in income tax refunds received in 2022, as compared to 2021, and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $140.4 million for the six months ended June 30, 2022, as compared to $138.3 million in the same period of 2021.  The increase in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and timing of collections for regulatory tracking mechanisms (net of regulatory amortization), partially offset by the timing of other working capital items and the timing of cash collections on our accounts receivable.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2022	2021	Increase/(Decrease)
Operating Revenues	$1,035.7	$829.6	$206.1
Operating Expenses:
Purchased Power and Transmission	421.0	308.1	112.9
Operations and Maintenance	169.0	152.4	16.6
Depreciation	88.2	84.4	3.8
Amortization of Regulatory Assets/(Liabilities), Net	42.8	(15.1)	57.9
Energy Efficiency Programs	29.8	29.5	0.3
Taxes Other Than Income Taxes	95.8	84.0	11.8
Total Operating Expenses	846.6	643.3	203.3
Operating Income	189.1	186.3	2.8
Interest Expense	42.2	42.6	(0.4)
Other Income, Net	19.8	9.9	9.9
Income Before Income Tax Expense	166.7	153.6	13.1
Income Tax Expense	40.9	38.0	2.9
Net Income	$125.8	$115.6	$10.2

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 4,656 and 4,797 for the three months ended June 30, 2022 and 2021, respectively, resulting in a decrease of 2.9 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $206.1 million for the three months ended June 30, 2022, as compared to the same period in 2021.

Base Distribution Revenues: CL&P's distribution revenues increased $0.1 million.

Tracked Revenues: Tracked revenues increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues:
Energy supply procurement	$93.2
Retail transmission	34.6
Other distribution tracking mechanisms	5.9
Wholesale Market Sales Revenue	75.3

The increase in energy supply procurement was driven by higher average prices and higher average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 131 percent for the three months ended June 30, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and the Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the FMCC rate.

The increase in wholesale market sales revenues at CL&P was also driven by higher proceeds from a one-year sale of transmission rights, effective June 2021, under CL&P’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $19.7 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $20.7 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$94.7
Transmission Costs	36.9
Eliminations	(18.7)
Total Purchased Power and Transmission	$112.9

The increase at CL&P was due primarily to higher energy supply procurement costs resulting from higher average prices and higher average supply-related volumes. The increase was also due to higher long-term contractual energy-related costs and higher net metering costs that are recovered in the non-bypassable component of the FMCC mechanism.

The increase in transmission costs was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$6.3
Operations-related expenses, including vegetation management, vehicles and outside services	2.5
Storm costs	(2.0)
Other non-tracked operations and maintenance	4.2
Total Base Electric Distribution (Non-Tracked Costs)	11.0
Total Tracked Costs - Increase due primarily to higher transmission expenses	5.6
Total Operations and Maintenance	$16.6

Depreciation expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to a higher net plant in service balance.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased for the three months ended June 30, 2022, as compared to the same period in 2021, due to the deferral adjustment of energy supply, energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase was partially offset by a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets.

Taxes Other Than Income Taxes increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.

Interest Expense decreased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to a decrease in interest expense on regulatory deferrals ($1.9 million), partially offset by higher interest on long-term debt ($0.8 million).

Other Income, Net increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($11.9 million), partially offset by investment losses in 2022 compared to investment income in 2021 driven by market volatility ($1.9 million).

Income Tax Expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($2.7 million) and higher state taxes ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $10.2 million for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher earnings from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base, and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other tax expense, and higher depreciation expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2022, our regulated companies held collateral (letters of credit or cash) of $190.4 million from counterparties related to our standard service contracts.  As of June 30, 2022, Eversource had $34.7 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2022 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2022	—	$—	—	—
May 1 - May 31, 2022	223	87.53	—	—
June 1 - June 30, 2022	2,350	84.33	—	—
Total	2,573	$84.60	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Seventeenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2022, relating to (i) $900 million aggregate principal amount of its 4.20% Senior Notes, Series X, Due 2024 and (ii) $600 million aggregate principal amount of its 4.60% Senior Notes, Series Y, Due 2027 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed June 27, 2022, File No. 001-05324)

*	10
Equity Distribution Agreement, dated as of May 11, 2022, by and among Eversource Energy, Goldman Sachs & Co. LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC (Exhibit 1.1, Eversource Energy Current Report on Form 8-K filed May 11, 2022, File No. 001-05324)

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 4.55% Debenture due June 1, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on May 17, 2022, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 4, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 4, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 4, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 4, 2022	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer