Form 10-Q
period 2022-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2022-11-04
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2022

Eversource Energy Common Shares, $5.00 par value	348,307,416	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$45,716	$66,773
Cash Equivalents (Note 6)	440,000	—
Receivables, Net (net of allowance for uncollectible accounts of $457,645 and $417,406 as of September 30, 2022 and December 31, 2021, respectively)	1,453,785	1,226,069
Unbilled Revenues	181,176	210,879
Fuel, Materials, Supplies and REC Inventory	322,216	267,547
Regulatory Assets	1,143,646	1,129,093
Prepayments and Other Current Assets	333,115	369,759
Total Current Assets	3,919,654	3,270,120
Property, Plant and Equipment, Net	35,029,497	33,377,650
Deferred Debits and Other Assets:
Regulatory Assets	4,558,776	4,586,709
Goodwill	4,477,756	4,477,269
Investments in Unconsolidated Affiliates	2,053,404	1,436,293
Prepaid Pension and PBOP	561,012	271,987
Marketable Securities	377,183	460,347
Other Long-Term Assets	622,143	611,769
Total Deferred Debits and Other Assets	12,650,274	11,844,374
Total Assets	$51,599,425	$48,492,144

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$401,500	$1,505,450
Long-Term Debt – Current Portion	1,610,468	1,193,097
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,459,606	1,672,230
Regulatory Liabilities	988,714	602,432
Other Current Liabilities	983,663	830,620
Total Current Liabilities	5,487,161	5,847,039
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,830,158	4,597,120
Regulatory Liabilities	3,901,106	3,866,251
Derivative Liabilities	164,253	235,387
Asset Retirement Obligations	505,937	500,111
Accrued Pension, SERP and PBOP	159,217	242,463
Other Long-Term Liabilities	874,391	971,080
Total Deferred Credits and Other Liabilities	10,435,062	10,412,412
Long-Term Debt	19,831,967	17,023,577
Rate Reduction Bonds	410,492	453,702
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,789,092
Capital Surplus, Paid In	8,327,477	8,098,514
Retained Earnings	5,429,076	5,005,391
Accumulated Other Comprehensive Loss	(41,006)	(42,275)
Treasury Stock	(236,294)	(250,878)
Common Shareholders' Equity	15,279,173	14,599,844
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$51,599,425	$48,492,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2022	2021	2022	2021

Operating Revenues	$3,215,645	$2,432,794	$9,259,596	$7,381,172

Operating Expenses:
Purchased Power, Fuel and Transmission	1,388,041	880,639	3,718,278	2,529,217
Operations and Maintenance	454,289	389,065	1,378,897	1,265,754
Depreciation	302,143	276,846	885,711	822,197
Amortization	111,287	45,236	418,644	158,860
Energy Efficiency Programs	162,545	143,796	498,708	460,814
Taxes Other Than Income Taxes	240,047	213,881	683,441	623,827
Total Operating Expenses	2,658,352	1,949,463	7,583,679	5,860,669
Operating Income	557,293	483,331	1,675,917	1,520,503
Interest Expense	178,174	147,962	491,509	431,162
Other Income, Net	89,831	43,768	255,253	124,588
Income Before Income Tax Expense	468,950	379,137	1,439,661	1,213,929
Income Tax Expense	117,661	94,091	349,305	294,461
Net Income	351,289	285,046	1,090,356	919,468
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$349,409	$283,166	$1,084,717	$913,829

Basic Earnings Per Common Share	$1.01	$0.82	$3.13	$2.66

Diluted Earnings Per Common Share	$1.00	$0.82	$3.13	$2.65

Weighted Average Common Shares Outstanding:
Basic	347,297,411	344,023,846	346,115,823	343,848,905
Diluted	347,762,693	344,669,782	346,573,101	344,480,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$351,289	$285,046	$1,090,356	$919,468
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	115	15	967
Changes in Unrealized Losses on Marketable Securities	(667)	(106)	(1,990)	(569)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	2,520	2,468	3,244	4,148
Other Comprehensive Income, Net of Tax	1,858	2,477	1,269	4,546
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$351,267	$285,643	$1,085,986	$918,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				445,326			445,326
Dividends on Common Shares - $0.6375 Per Share				(219,768)			(219,768)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,538)				(16,538)
Issuance of Treasury Shares	447,076		20,642			8,360	29,002
Other Comprehensive Income					704		704
Balance as of March 31, 2022	344,850,272	1,789,092	8,102,618	5,229,069	(41,571)	(242,518)	14,836,690
Net Income				293,742			293,742
Dividends on Common Shares - $0.6375 Per Share				(219,877)			(219,877)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,392,804	6,964	121,142				128,106
Long-Term Incentive Plan Activity			9,070				9,070
Issuance of Treasury Shares	167,953		11,340			3,141	14,481
Capital Stock Expense			(1,824)				(1,824)
Other Comprehensive Loss					(1,293)		(1,293)
Balance as of June 30, 2022	346,411,029	1,796,056	8,242,346	5,301,054	(42,864)	(239,377)	15,057,215
Net Income				351,289			351,289
Dividends on Common Shares - $0.6375 Per Share				(221,387)			(221,387)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	772,867	3,864	67,935				71,799
Long-Term Incentive Plan Activity			7,407				7,407
Issuance of Treasury Shares	164,853		10,762			3,083	13,845
Capital Stock Expense			(973)				(973)
Other Comprehensive Income					1,858		1,858
Balance as of September 30, 2022	347,348,749	$1,799,920	$8,327,477	$5,429,076	$(41,006)	$(236,294)	$15,279,173

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$1,090,356	$919,468
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	885,711	822,197
Deferred Income Taxes	170,752	191,346
Uncollectible Expense	40,753	39,690
Pension, SERP and PBOP Income, Net	(120,416)	(10,882)
Pension and PBOP Contributions	(80,000)	(140,000)
Regulatory (Under)/Over Recoveries, Net	(32,193)	87,455
(Customer Credits)/Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	(72,041)	103,583
Amortization	418,644	158,860
Cost of Removal Expenditures	(284,706)	(138,730)
Other	(113,148)	(91,148)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(294,383)	(158,205)
Taxes Receivable/Accrued, Net	160,260	44,003
Accounts Payable	11,821	(258,509)
Other Current Assets and Liabilities, Net	(92,506)	(48,855)
Net Cash Flows Provided by Operating Activities	1,688,904	1,520,273

Investing Activities:
Investments in Property, Plant and Equipment	(2,352,743)	(2,211,136)
Proceeds from Sales of Marketable Securities	340,660	334,619
Purchases of Marketable Securities	(313,714)	(313,961)
Investments in Unconsolidated Affiliates	(617,588)	(245,245)
Other Investing Activities	15,245	17,436
Net Cash Flows Used in Investing Activities	(2,928,140)	(2,418,287)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	197,108	—
Cash Dividends on Common Shares	(643,634)	(603,611)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(1,103,950)	(458,325)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	4,045,000	3,150,000
Retirement of Long-Term Debt	(775,000)	(1,142,500)
Other Financing Activities	(50,191)	(45,522)
Net Cash Flows Provided by Financing Activities	1,620,484	851,193
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	381,248	(46,821)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	221,008	264,950
Cash, Cash Equivalents and Restricted Cash - End of Period	$602,256	$218,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$14,289	$55,804
Receivables, Net (net of allowance for uncollectible accounts of $198,599 and $181,319 as of September 30, 2022 and December 31, 2021, respectively)	645,489	447,774
Accounts Receivable from Affiliated Companies	76,512	43,944
Unbilled Revenues	49,511	56,787
Materials and Supplies	81,631	60,264
Regulatory Assets	305,556	371,609
Prepaid Property Taxes	79,067	24,261
Prepayments and Other Current Assets	37,667	95,996
Total Current Assets	1,289,722	1,156,439
Property, Plant and Equipment, Net	11,226,672	10,803,543
Deferred Debits and Other Assets:
Regulatory Assets	1,632,875	1,713,161
Other Long-Term Assets	310,267	276,513
Total Deferred Debits and Other Assets	1,943,142	1,989,674
Total Assets	$14,459,536	$13,949,656

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$26,000	$—
Long-Term Debt – Current Portion	400,000	—
Accounts Payable	439,249	533,454
Accounts Payable to Affiliated Companies	95,708	132,578
Regulatory Liabilities	434,465	266,489
Derivative Liabilities	78,564	73,528
Other Current Liabilities	209,253	141,955
Total Current Liabilities	1,683,239	1,148,004
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,562,256	1,562,102
Regulatory Liabilities	1,243,581	1,193,259
Derivative Liabilities	164,253	235,387
Other Long-Term Liabilities	175,733	179,824
Total Deferred Credits and Other Liabilities	3,145,823	3,170,572
Long-Term Debt	3,816,229	4,215,379
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,210,765	3,010,765
Retained Earnings	2,426,765	2,228,133
Accumulated Other Comprehensive Income	163	251
Common Stockholder's Equity	5,698,045	5,299,501
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,459,536	$13,949,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$1,369,101	$919,643	$3,690,614	$2,736,513

Operating Expenses:
Purchased Power and Transmission	641,052	392,301	1,585,515	1,073,712
Operations and Maintenance	189,864	137,816	515,928	465,630
Depreciation	89,468	85,304	264,966	253,132
Amortization of Regulatory Assets, Net	105,825	28,921	318,347	76,637
Energy Efficiency Programs	37,934	35,714	103,111	100,810
Taxes Other Than Income Taxes	104,298	99,901	290,449	275,178
Total Operating Expenses	1,168,441	779,957	3,078,316	2,245,099
Operating Income	200,660	139,686	612,298	491,414
Interest Expense	42,391	42,778	125,152	124,371
Other Income, Net	21,927	6,903	61,290	21,690
Income Before Income Tax Expense	180,196	103,811	548,436	388,733
Income Tax Expense	36,909	33,658	126,334	104,626
Net Income	$143,287	$70,153	$422,102	$284,107
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$143,287	$70,153	$422,102	$284,107
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(20)	(20)
Changes in Unrealized Losses on Marketable Securities	(23)	(2)	(68)	(18)
Other Comprehensive Loss, Net of Tax	(30)	(9)	(88)	(38)
Comprehensive Income	$143,257	$70,144	$422,014	$284,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	60,352	3,110,765	2,306,620	216	5,477,953
Net Income				125,838		125,838
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(23)	(23)
Balance as of June 30, 2022	6,035,205	60,352	3,210,765	2,357,968	193	5,629,278
Net Income				143,287		143,287
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Other Comprehensive Loss					(30)	(30)
Balance as of September 30, 2022	6,035,205	$60,352	$3,210,765	$2,426,765	$163	$5,698,045

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				98,398		98,398
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(32)	(32)
Balance as of March 31, 2021	6,035,205	60,352	2,810,765	2,200,275	270	5,071,662
Net Income				115,556		115,556
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Income					3	3
Balance as of June 30, 2021	6,035,205	60,352	2,810,765	2,244,341	273	5,115,731
Net Income				70,153		70,153
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(70,100)		(70,100)
Other Comprehensive Loss					(9)	(9)
Balance as of September 30, 2021	6,035,205	$60,352	$2,810,765	$2,243,004	$264	$5,114,385
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$422,102	$284,107
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	264,966	253,132
Deferred Income Taxes	(18,780)	77,147
Uncollectible Expense	10,816	10,183
Pension, SERP, and PBOP (Income)/Expense, Net	(21,751)	4,478
Pension Contributions	—	(78,913)
Regulatory Under Recoveries, Net	(47,620)	(19,404)
(Customer Credits)/Reserve related to PURA Settlement Agreement and Storm Performance Penalty	(72,041)	103,583
Amortization of Regulatory Assets, Net	318,347	76,637
Cost of Removal Expenditures	(54,145)	(54,264)
Other	(19,310)	(19,915)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(271,658)	(165,423)
Taxes Receivable/Accrued, Net	106,737	45,762
Accounts Payable	273	(54,226)
Other Current Assets and Liabilities, Net	(63,682)	(12,315)
Net Cash Flows Provided by Operating Activities	554,254	450,569

Investing Activities:
Investments in Property, Plant and Equipment	(608,966)	(563,234)
Other Investing Activities	513	251
Net Cash Flows Used in Investing Activities	(608,453)	(562,983)

Financing Activities:
Cash Dividends on Common Stock	(219,300)	(210,300)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	200,000	—
Issuance of Long-Term Debt	—	425,000
Retirement of Long-Term Debt	—	(120,500)
Increase in Notes Payable to Eversource Parent	26,000	—
Other Financing Activities	—	(5,664)
Net Cash Flows Provided by Financing Activities	2,531	84,367
Net Decrease in Cash and Restricted Cash	(51,668)	(28,047)
Cash and Restricted Cash - Beginning of Period	74,788	99,809
Cash and Restricted Cash - End of Period	$23,120	$71,762

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$13,581	$745
Cash Equivalents (Note 6)	440,000	—
Receivables, Net (net of allowance for uncollectible accounts of $99,533 and $97,005 as of September 30, 2022 and December 31, 2021, respectively)	477,700	405,674
Accounts Receivable from Affiliated Companies	51,600	67,420
Unbilled Revenues	46,312	37,497
Materials, Supplies and REC Inventory	90,456	116,712
Taxes Receivable	—	80,617
Regulatory Assets	387,333	443,956
Prepayments and Other Current Assets	25,898	22,397
Total Current Assets	1,532,880	1,175,018
Property, Plant and Equipment, Net	11,365,172	10,876,614
Deferred Debits and Other Assets:
Regulatory Assets	1,257,884	1,135,231
Prepaid Pension and PBOP	519,059	441,426
Other Long-Term Assets	186,936	171,657
Total Deferred Debits and Other Assets	1,963,879	1,748,314
Total Assets	$14,861,931	$13,799,946

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$162,500
Notes Payable to Eversource Parent	2,800	—
Long-Term Debt – Current Portion	400,000	400,000
Accounts Payable	399,669	490,915
Accounts Payable to Affiliated Companies	97,940	129,575
Obligations to Third Party Suppliers	168,845	116,273
Renewable Portfolio Standards Compliance Obligations	83,616	100,200
Regulatory Liabilities	368,044	228,248
Other Current Liabilities	132,919	84,303
Total Current Liabilities	1,653,833	1,712,014
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,647,513	1,579,508
Regulatory Liabilities	1,595,754	1,559,072
Other Long-Term Liabilities	291,093	347,934
Total Deferred Credits and Other Liabilities	3,534,360	3,486,514
Long-Term Debt	4,424,765	3,585,399
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,303,942	2,253,942
Retained Earnings	2,901,666	2,718,576
Accumulated Other Comprehensive Income	365	501
Common Stockholder's Equity	5,205,973	4,973,019
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$14,861,931	$13,799,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$1,105,452	$918,698	$2,752,278	$2,343,116

Operating Expenses:
Purchased Power and Transmission	421,217	294,052	971,754	711,667
Operations and Maintenance	161,770	142,074	475,727	421,649
Depreciation	91,194	84,820	269,928	251,530
Amortization of Regulatory Assets, Net	15,940	8,073	65,307	23,963
Energy Efficiency Programs	105,708	86,699	255,230	226,071
Taxes Other Than Income Taxes	65,085	54,723	185,748	163,501
Total Operating Expenses	860,914	670,441	2,223,694	1,798,381
Operating Income	244,538	248,257	528,584	544,735
Interest Expense	41,829	37,329	119,035	106,829
Other Income, Net	37,895	20,215	101,385	58,941
Income Before Income Tax Expense	240,604	231,143	510,934	496,847
Income Tax Expense	52,520	53,692	110,674	114,560
Net Income	$188,084	$177,451	$400,260	$382,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$188,084	$177,451	$400,260	$382,287
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(61)	(40)	(132)	(122)
Qualified Cash Flow Hedging Instruments	5	5	15	293
Changes in Unrealized Losses on Marketable Securities	(6)	(1)	(19)	(5)
Other Comprehensive (Loss)/Income, Net of Tax	(62)	(36)	(136)	166
Comprehensive Income	$188,022	$177,415	$400,124	$382,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	—	2,253,942	2,738,925	454	4,993,321
Net Income				119,437		119,437
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Capital Contributions from Eversource Parent			50,000			50,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2022	200	—	2,303,942	2,785,972	427	5,090,341
Net Income				188,084		188,084
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(62)	(62)
Balance as of September 30, 2022	200	$—	$2,303,942	$2,901,666	$365	$5,205,973

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				93,924		93,924
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(206,400)		(206,400)
Other Comprehensive Income					61	61
Balance as of March 31, 2021	200	—	1,993,942	2,414,201	370	4,408,513
Net Income				110,912		110,912
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(76,800)		(76,800)
Capital Contributions from Eversource Parent			60,000			60,000
Other Comprehensive Income					141	141
Balance as of June 30, 2021	200	—	2,053,942	2,447,823	511	4,502,276
Net Income				177,451		177,451
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Loss					(36)	(36)
Balance as of September 30, 2021	200	$—	$2,053,942	$2,624,784	$475	$4,679,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$400,260	$382,287
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	269,928	251,530
Deferred Income Taxes	34,025	12,905
Uncollectible Expense	12,159	12,477
Pension, SERP and PBOP Income, Net	(41,790)	(19,627)
Pension Contributions	(15,000)	(10,000)
Regulatory (Under)/Over Recoveries, Net	(36,203)	86,111
Amortization of Regulatory Assets, Net	65,307	23,963
Cost of Removal Expenditures	(33,467)	(36,521)
Payment of Withheld Property Taxes	(76,084)	—
Other	(8,961)	(34,484)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(67,950)	(110,336)
Taxes Receivable/Accrued, Net	122,467	109,561
Accounts Payable	(55,676)	(85,431)
Other Current Assets and Liabilities, Net	65,609	34,905
Net Cash Flows Provided by Operating Activities	634,624	617,340

Investing Activities:
Investments in Property, Plant and Equipment	(691,940)	(675,245)
Other Investing Activities	143	70
Net Cash Flows Used in Investing Activities	(691,797)	(675,175)

Financing Activities:
Cash Dividends on Common Stock	(215,700)	(283,200)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	850,000	600,000
Retirement of Long-Term Debt	—	(250,000)
Capital Contributions from Eversource Parent	50,000	60,000
Increase in Notes Payable to Eversource Parent	2,800	3,300
Decrease in Notes Payable	(162,500)	(57,000)
Other Financing Activities	(13,191)	(10,367)
Net Cash Flows Provided by Financing Activities	509,939	61,263
Net Increase in Cash, Cash Equivalents and Restricted Cash	452,766	3,428
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	18,179	17,410
Cash, Cash Equivalents and Restricted Cash - End of Period	$470,945	$20,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash	$2,171	$15
Receivables, Net (net of allowance for uncollectible accounts of $28,820 and $24,331 as of September 30, 2022 and December 31, 2021, respectively)	180,790	124,232
Accounts Receivable from Affiliated Companies	14,418	17,156
Unbilled Revenues	59,715	53,937
Materials, Supplies and REC Inventory	38,041	25,930
Regulatory Assets	110,111	107,169
Special Deposits	18,721	31,390
Prepayments and Other Current Assets	3,789	22,109
Total Current Assets	427,756	381,938
Property, Plant and Equipment, Net	3,917,559	3,656,462
Deferred Debits and Other Assets:
Regulatory Assets	618,720	679,182
Other Long-Term Assets	25,651	23,202
Total Deferred Debits and Other Assets	644,371	702,384
Total Assets	$4,989,686	$4,740,784

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$139,700	$110,600
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	162,643	166,452
Accounts Payable to Affiliated Companies	27,032	43,485
Regulatory Liabilities	185,092	120,176
Other Current Liabilities	69,801	63,005
Total Current Liabilities	627,478	546,928
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	534,875	537,978
Regulatory Liabilities	381,294	381,366
Other Long-Term Liabilities	42,453	64,264
Total Deferred Credits and Other Liabilities	958,622	983,608
Long-Term Debt	1,164,427	1,163,833
Rate Reduction Bonds	410,492	453,702
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,268,134	1,088,134
Retained Earnings	560,627	504,556
Accumulated Other Comprehensive (Loss)/Income	(94)	23
Common Stockholder's Equity	1,828,667	1,592,713
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$4,989,686	$4,740,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Operating Revenues	$430,642	$314,893	$1,077,124	$887,177

Operating Expenses:
Purchased Power and Transmission	215,360	107,353	452,007	279,475
Operations and Maintenance	67,811	57,041	194,114	168,242
Depreciation	32,187	30,169	94,997	89,462
Amortization of Regulatory Assets, Net	7,398	17,922	43,449	62,744
Energy Efficiency Programs	11,142	10,762	28,678	30,475
Taxes Other Than Income Taxes	25,331	24,038	73,377	69,639
Total Operating Expenses	359,229	247,285	886,622	700,037
Operating Income	71,413	67,608	190,502	187,140
Interest Expense	15,030	14,321	43,432	42,774
Other Income, Net	8,073	3,171	23,365	11,598
Income Before Income Tax Expense	64,456	56,458	170,435	155,964
Income Tax Expense	13,009	12,315	36,364	32,512
Net Income	$51,447	$44,143	$134,071	$123,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021	2022	2021

Net Income	$51,447	$44,143	$134,071	$123,452
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	—	109	—	673
Changes in Unrealized Losses on Marketable Securities	(39)	(6)	(117)	(33)
Other Comprehensive (Loss)/Income, Net of Tax	(39)	103	(117)	640
Comprehensive Income	$51,408	$44,246	$133,954	$124,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	—	1,088,134	524,142	(25)	1,612,251
Net Income				37,038		37,038
Dividends on Common Stock				(26,000)		(26,000)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Loss					(30)	(30)
Balance as of June 30, 2022	301	—	1,268,134	535,180	(55)	1,803,259
Net Income				51,447		51,447
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(39)	(39)
Balance as of September 30, 2022	301	$—	$1,268,134	$560,627	$(94)	$1,828,667

	For the Nine Months Ended September 30, 2021
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				44,676		44,676
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					255	255
Balance as of March 31, 2021	301	—	928,134	634,494	(358)	1,562,270
Net Income				34,633		34,633
Dividends on Common Stock				(185,200)		(185,200)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					282	282
Balance as of June 30, 2021	301	—	1,088,134	483,927	(76)	1,571,985
Net Income				44,143		44,143
Dividends on Common Stock				(25,200)		(25,200)
Other Comprehensive Income					103	103
Balance as of September 30, 2021	301	$—	$1,088,134	$502,870	$27	$1,591,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2022	2021

Operating Activities:
Net Income	$134,071	$123,452
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	94,997	89,462
Deferred Income Taxes	(12,212)	(13,385)
Uncollectible Expense	8,060	4,381
Pension, SERP and PBOP Income, Net	(12,269)	(2,664)
Regulatory Over Recoveries, Net	63,423	29,029
Amortization of Regulatory Assets, Net	43,449	62,744
Cost of Removal Expenditures	(25,682)	(19,988)
Other	10,317	(2,750)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(66,751)	(25,607)
Taxes Receivable/Accrued, Net	20,986	22,286
Accounts Payable	(3,969)	(42,654)
Other Current Assets and Liabilities, Net	(7,681)	12,866
Net Cash Flows Provided by Operating Activities	246,739	237,172

Investing Activities:
Investments in Property, Plant and Equipment	(346,318)	(217,414)
Other Investing Activities	879	431
Net Cash Flows Used in Investing Activities	(345,439)	(216,983)

Financing Activities:
Cash Dividends on Common Stock	(78,000)	(235,600)
Capital Contributions from Eversource Parent	180,000	160,000
Issuance of Long-Term Debt	—	350,000
Retirement of Long-Term Debt	—	(282,000)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Increase in Notes Payable to Eversource Parent	29,100	20,200
Other Financing Activities	(70)	(2,961)
Net Cash Flows Provided by/(Used in) Financing Activities	87,820	(33,571)
Net Decrease in Cash and Restricted Cash	(10,880)	(13,382)
Cash and Restricted Cash - Beginning of Period	35,126	39,555
Cash and Restricted Cash - End of Period	$24,246	$26,173

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and EGMA (natural gas utilities), and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.4 million electric, natural gas and water customers through twelve regulated utilities in Connecticut, Massachusetts and New Hampshire.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2022 and December 31, 2021, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021. The results of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of September 30, 2022 adequately reflected the collection risk and net realizable value for its receivables.

As of September 30, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $55.5 million and $55.3 million at Eversource, $19.7 million and $23.9 million at CL&P, and $4.1 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2022
Beginning Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3
Uncollectible Expense	—	10.7	10.7	—	4.1	4.1	—	3.5	3.5	3.5
Uncollectible Costs Deferred (1)	15.6	9.4	25.0	11.3	2.0	13.3	2.8	4.0	6.8	0.1
Write-Offs	(6.5)	(33.2)	(39.7)	(5.0)	(7.7)	(12.7)	(0.3)	(12.3)	(12.6)	(2.3)
Recoveries Collected	0.3	3.5	3.8	0.2	1.0	1.2	—	1.3	1.3	0.2
Ending Balance	$252.1	$205.5	$457.6	$158.6	$40.0	$198.6	$47.5	$52.0	$99.5	$28.8

Nine Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	40.8	40.8	—	10.8	10.8	—	12.2	12.2	8.1
Uncollectible Costs Deferred (1)	38.0	36.7	74.7	22.3	2.0	24.3	4.9	11.8	16.7	1.2
Write-Offs	(13.5)	(76.3)	(89.8)	(9.4)	(14.4)	(23.8)	(0.7)	(30.6)	(31.3)	(5.4)
Recoveries Collected	1.5	13.0	14.5	1.1	4.9	6.0	—	4.9	4.9	0.6
Ending Balance	$252.1	$205.5	$457.6	$158.6	$40.0	$198.6	$47.5	$52.0	$99.5	$28.8

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2021
Beginning Balance	$210.7	$215.1	$425.8	$145.6	$43.2	$188.8	$35.9	$62.1	$98.0	$17.2
Uncollectible Expense	—	12.0	12.0	—	3.6	3.6	—	5.1	5.1	1.2
Uncollectible Costs Deferred (1)	22.8	1.7	24.5	4.5	5.7	10.2	11.8	(3.5)	8.3	1.2
Write-Offs	(3.9)	(20.5)	(24.4)	(3.5)	(5.4)	(8.9)	(0.1)	(7.4)	(7.5)	(2.8)
Recoveries Collected	0.3	3.5	3.8	0.2	1.6	1.8	—	1.1	1.1	0.2
Ending Balance	$229.9	$211.8	$441.7	$146.8	$48.7	$195.5	$47.6	$57.4	$105.0	$17.0

Nine Months Ended 2021
Beginning Balance	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	39.7	39.7	—	10.2	10.2	—	12.5	12.5	4.4
Uncollectible Costs Deferred (1)	44.8	53.3	98.1	25.7	21.4	47.1	8.3	11.8	20.1	2.0
Write-Offs	(10.6)	(55.2)	(65.8)	(8.7)	(14.8)	(23.5)	(0.4)	(22.6)	(23.0)	(7.3)
Recoveries Collected	0.9	9.9	10.8	0.7	3.6	4.3	—	3.8	3.8	0.7
Ending Balance	$229.9	$211.8	$441.7	$146.8	$48.7	$195.5	$47.6	$57.4	$105.0	$17.0

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2022				September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$55.3	$16.2	$21.6	$6.8	$21.7	$4.2	$10.1	$2.5
AFUDC Equity	12.6	3.7	6.5	0.7	10.3	1.7	6.2	0.3
Equity in Earnings of Unconsolidated Affiliates	3.8	—	0.1	—	4.9	—	0.1	—
Investment Income/(Loss)	1.3	0.2	0.4	0.2	(0.6)	(0.3)	(0.2)	(0.1)
Interest Income	14.1	1.8	9.2	0.4	7.3	1.3	3.9	0.4
Gain on Sale of Property	2.5	—	—	—	—	—	—	—
Other	0.2	—	0.1	—	0.2	—	0.1	0.1
Total Other Income, Net	$89.8	$21.9	$37.9	$8.1	$43.8	$6.9	$20.2	$3.2

	For the Nine Months Ended
	September 30, 2022				September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$164.5	$48.3	$64.0	$20.1	$63.9	$11.2	$30.3	$7.9
AFUDC Equity	33.7	9.3	17.5	1.7	28.7	5.1	18.6	1.2
Equity in Earnings of Unconsolidated Affiliates (1)	20.8	—	0.2	—	13.3	—	0.3	—
Investment Income/(Loss)	2.4	(0.9)	0.6	0.5	0.7	1.2	0.6	0.3
Interest Income	30.3	4.6	18.8	1.1	17.2	4.1	8.8	2.0
Gain on Sale of Property	2.7	—	—	—	0.1	—	—	0.1
Other	0.9	—	0.3	—	0.7	0.1	0.3	0.1
Total Other Income, Net	$255.3	$61.3	$101.4	$23.4	$124.6	$21.7	$58.9	$11.6

(1)    Equity in earnings of unconsolidated affiliates includes $12.2 million and $2.1 million of pre-tax unrealized gains associated with an investment in a renewable energy fund for the nine months ended September 30, 2022 and 2021, respectively.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

(Millions of Dollars)	Ownership Interest	As of September 30, 2022	As of December 31, 2021
Offshore Wind Business - North East Offshore	50%	$1,823.5	$1,213.6
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	119.6	121.9
Renewable Energy Investment Fund	90%	84.5	76.5
Other	various	25.8	24.3
Total Investments in Unconsolidated Affiliates		$2,053.4	$1,436.3

Offshore Wind Business: Eversource’s offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs and contracts for the Revolution Wind, South Fork Wind and Sunrise Wind projects, as well as an undeveloped offshore lease area. The offshore wind investment includes capital expenditures for the three offshore wind projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest. Cash flows used in investing activities presented in Investments in Unconsolidated Affiliates on the statements of cash flows primarily relates to capital contributions in the offshore wind investment.

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. As part of that review, Eversource is exploring strategic alternatives that could result in a potential sale of all, or part, of its 50 percent interest in its offshore wind partnership with Ørsted. In late July, Eversource started preliminary and targeted outreach to potential buyers. Eversource continues to work with potential buyers through this ongoing process and expects to complete this review during 2022. Eversource’s strategic review of its offshore wind investment does not impact the September 30, 2022 financial statements.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Eversource	$52.9	$49.4	$146.0	$137.9
CL&P	49.2	46.1	126.0	120.7

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2022	As of September 30, 2021
Eversource	$394.1	$359.6
CL&P	96.7	75.3
NSTAR Electric	94.5	94.2
PSNH	49.7	32.8

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$485.7	$14.3	$453.6	$2.2	$66.8	$55.8	$0.7	$—
Restricted cash included in:
Special Deposits	76.5	8.7	17.3	18.7	78.2	18.7	17.4	31.4
Marketable Securities	20.8	0.1	—	0.1	31.3	0.3	0.1	0.5
Other Long-Term Assets	19.3	—	—	3.2	44.7	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$602.3	$23.1	$470.9	$24.2	$221.0	$74.8	$18.2	$35.1

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

Restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement. As of September 30, 2022, $20.0 million of this restricted cash was recorded as short-term in Special Deposits and $15.9 million was recorded in Other Long-Term Assets. As of December 31, 2021, this restricted cash totaled $41.5 million and was recorded in Other Long-Term Assets on the balance sheet.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$1,408.9	$263.3	$389.0	$114.6	$1,481.0	$272.4	$395.5	$118.9
Storm Costs, Net	1,243.9	722.5	459.9	61.5	1,102.7	695.6	341.3	65.8
Regulatory Tracking Mechanisms	941.2	214.4	339.0	70.4	1,050.5	333.6	376.6	85.4
Income Taxes, Net	808.5	480.0	114.5	17.4	790.7	470.5	112.6	17.5
Securitized Stranded Costs	446.5	—	—	446.5	478.9	—	—	478.9
Goodwill-related	285.2	—	244.8	—	297.8	—	255.7	—
Derivative Liabilities	195.9	195.9	—	—	249.2	249.2	—	—
Asset Retirement Obligations	124.3	35.3	66.0	4.3	115.0	33.6	59.8	4.1
Other Regulatory Assets	248.0	27.1	32.0	14.1	150.0	29.9	37.7	15.8
Total Regulatory Assets	5,702.4	1,938.5	1,645.2	728.8	5,715.8	2,084.8	1,579.2	786.4
Less: Current Portion	1,143.6	305.6	387.3	110.1	1,129.1	371.6	444.0	107.2
Total Long-Term Regulatory Assets	$4,558.8	$1,632.9	$1,257.9	$618.7	$4,586.7	$1,713.2	$1,135.2	$679.2

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $288.9 million (including $121.0 million for CL&P, $94.6 million for NSTAR Electric and $2.8 million for PSNH) and $252.5 million (including $114.9 million for CL&P, $85.0 million for NSTAR Electric and $3.4 million for PSNH) of additional regulatory costs as of September 30, 2022 and December 31, 2021, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of September 30, 2022 and December 31, 2021, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $34.6 million and $33.0 million at Eversource, $16.5 million and $18.0 million at CL&P, and $2.2 million and $6.1 million at NSTAR Electric, respectively.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2022				As of December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,629.0	$986.1	$952.6	$350.0	$2,685.2	$996.1	$984.5	$359.2
Cost of Removal	654.5	122.4	418.3	19.3	649.6	100.1	381.0	17.2
Regulatory Tracking Mechanisms	957.4	455.7	326.2	165.1	448.4	182.0	185.1	107.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	240.3	28.9	127.5	25.3	148.3	12.0	90.7	14.9
Benefit Costs	110.9	—	88.1	—	133.5	—	107.4	—
AFUDC - Transmission	93.1	46.4	46.7	—	81.0	43.2	37.8	—
CL&P Settlement Agreement and Storm Performance Penalty	—	—	—	—	81.3	81.3	—	—
Other Regulatory Liabilities	204.6	38.6	4.4	6.7	241.4	45.1	0.8	3.3
Total Regulatory Liabilities	4,889.8	1,678.1	1,963.8	566.4	4,468.7	1,459.8	1,787.3	501.6
Less: Current Portion	988.7	434.5	368.0	185.1	602.4	266.5	228.2	120.2
Total Long-Term Regulatory Liabilities	$3,901.1	$1,243.6	$1,595.8	$381.3	$3,866.3	$1,193.3	$1,559.1	$381.4

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2022	As of December 31, 2021
(Millions of Dollars)
Distribution - Electric	$18,132.2	$17,679.1
Distribution - Natural Gas	7,020.1	6,694.8
Transmission - Electric	13,371.2	12,882.4
Distribution - Water	1,971.1	1,900.9
Solar	200.9	200.9
Utility	40,695.5	39,358.1
Other (1)	1,663.4	1,469.5
Property, Plant and Equipment, Gross	42,358.9	40,827.6
Less: Accumulated Depreciation
Utility	(9,070.0)	(8,885.2)
Other	(672.9)	(580.1)
Total Accumulated Depreciation	(9,742.9)	(9,465.3)
Property, Plant and Equipment, Net	32,616.0	31,362.3
Construction Work in Progress	2,413.5	2,015.4
Total Property, Plant and Equipment, Net	$35,029.5	$33,377.7

	As of September 30, 2022			As of December 31, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,297.2	$8,329.1	$2,546.2	$7,117.6	$8,105.5	$2,496.2
Transmission - Electric	6,022.8	5,243.3	2,106.8	5,859.0	5,090.5	1,934.6
Solar	—	200.9	—	—	200.9	—
Property, Plant and Equipment, Gross	13,320.0	13,773.3	4,653.0	12,976.6	13,396.9	4,430.8
Less: Accumulated Depreciation	(2,571.5)	(3,322.3)	(908.2)	(2,572.1)	(3,227.3)	(908.4)
Property, Plant and Equipment, Net	10,748.5	10,451.0	3,744.8	10,404.5	10,169.6	3,522.4
Construction Work in Progress	478.2	914.2	172.8	399.0	707.0	134.1
Total Property, Plant and Equipment, Net	$11,226.7	$11,365.2	$3,917.6	$10,803.5	$10,876.6	$3,656.5

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2022			As of December 31, 2021
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$15.7	$(0.5)	$15.2	$14.7	$(1.0)	$13.7
Long-Term Derivative Assets	Level 3	32.8	(1.0)	31.8	46.9	(0.9)	46.0
Current Derivative Liabilities	Level 3	(78.6)	—	(78.6)	(73.5)	—	(73.5)
Long-Term Derivative Liabilities	Level 3	(164.3)	—	(164.3)	(235.4)	—	(235.4)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both September 30, 2022 and December 31, 2021 were 675 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended September 30, 2022 and 2021, there were gains of $2.4 million and $0.7 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2022 and 2021, there were gains of $11.2 million and losses of $9.5 million, respectively.

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

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of September 30, 2022						As of December 31, 2021
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.44	—	$0.50	$0.47	per kW-Month	2023 - 2024	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024

Exit price premiums of 3.4 percent through 7.7 percent, or a weighted average of 6.6 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
Derivatives, Net:
Fair Value as of Beginning of Period	$(213.3)	$(279.7)	$(249.2)	$(293.1)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	2.4	0.7	11.2	(10.9)
Settlements	15.0	13.7	42.1	38.7
Fair Value as of End of Period	$(195.9)	$(265.3)	$(195.9)	$(265.3)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of September 30, 2022 and December 31, 2021 was $23.3 million and $40.2 million, respectively.  For the three months ended September 30, 2022 and 2021, there were unrealized losses of $1.5 million and $0.5 million, respectively, recorded in Other Income, Net related to these equity securities. For the nine months ended September 30, 2022 and 2021, there were unrealized losses of $10.6 million and unrealized gains of $2.5 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $170.1 million and $214.0 million as of September 30, 2022 and December 31, 2021, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of September 30, 2022				As of December 31, 2021
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$205.4	$0.2	$(15.5)	$190.1	$214.5	$5.1	$(0.2)	$219.4

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no credit losses for the three and nine months ended September 30, 2022 and 2021, and no allowance for credit losses as of September 30, 2022. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $170.3 million and $189.9 million as of September 30, 2022 and December 31, 2021, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of September 30, 2022 and December 31, 2021 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

As of September 30, 2022, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$22.4	$22.4
One to five years	56.0	54.6
Six to ten years	40.8	36.7
Greater than ten years	86.2	76.4
Total Debt Securities	$205.4	$190.1

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2022	As of December 31, 2021
Level 1:
Mutual Funds and Equities	$193.4	$254.2
Money Market Funds	20.8	31.3
Total Level 1	$214.2	$285.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$77.4	$81.3
Corporate Debt Securities	54.8	65.3
Asset-Backed Debt Securities	9.5	12.6
Municipal Bonds	13.0	12.3
Other Fixed Income Securities	14.6	16.6
Total Level 2	$169.3	$188.1
Total Marketable Securities	$383.5	$473.6

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 15, 2027. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2027. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$401.5	$1,343.0	$1,598.5	$657.0	3.34%	0.31%
NSTAR Electric Commercial Paper Program	—	162.5	650.0	487.5	—%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2022, there were intercompany loans from Eversource parent to CL&P of $26.0 million, to PSNH of $139.7 million, and to a subsidiary of NSTAR Electric of $2.8 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

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

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)		Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric 4.55% 2022 Debentures	$450.0		May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 4.95% 2022 Debentures	400.0		September 2022	September 2052	Refinanced investments in eligible green expenditures, which were previously financed using short-term debt from October 1, 2020 through June 30, 2022
NSTAR Electric 2.375% 2012 Debentures	(400.0)		October 2022	October 2022	Paid at maturity
Eversource Parent 2.90% Series V Senior Notes	650.0		February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.375% Series W Senior Notes	650.0		February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 4.20% Series X Senior Notes	900.0		June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent 4.60% Series Y Senior Notes	600.0		June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent 2.75% Series K Senior Notes	(750.0)		March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)		March 2022	March 2022	Paid at maturity
Yankee Gas 4.31% Series U First Mortgage Bonds	100.0		September 2022	September 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
EGMA 4.70% Series C First Mortgage Bonds	100.0		June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas 4.40% Series V First Mortgage Bonds	125.0		July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
Aquarion Water Company of New Hampshire 4.45% General Mortgage Bonds	(5.0)	0	July 2022	July 2022	Paid at maturity
Aquarion Water Company of Connecticut 4.69% Senior Notes	70.0		August 2022	September 2052	Repaid short-term debt

Cash Equivalents on the Eversource and NSTAR Electric balance sheets as of September 30, 2022 comprise a money market fund that primarily included proceeds received from an NSTAR Electric $400 million long-term debt issuance on September 15, 2022 that was used to pay $400 million of long-term debt that matured on October 15, 2022.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2022	As of December 31, 2021
Restricted Cash - Current Portion (included in Current Assets)	$18.0	$31.1
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	446.5	478.9
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.9	5.4
Accrued Interest (included in Other Current Liabilities)	2.8	7.5
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	410.5	453.7

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	4.2	4.5	12.9	13.9

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.5	$4.7	$3.4	$1.7	$2.9	$0.5	$0.5	$0.3
Interest Cost	38.6	7.8	8.2	4.2	5.0	0.9	1.3	0.5
Expected Return on Plan Assets	(130.7)	(26.5)	(32.1)	(14.0)	(22.5)	(2.8)	(10.6)	(1.7)
Actuarial Losses, net	28.4	4.0	8.1	1.9	—	—	—	—
Prior Service Cost/(Credit)	0.4	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(45.8)	$(10.0)	$(12.3)	$(6.2)	$(20.0)	$(1.1)	$(13.0)	$(0.8)
Intercompany Income Allocations	N/A	$(4.0)	$(3.2)	$(1.0)	N/A	$(0.9)	$(0.9)	$(0.3)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$52.7	$13.9	$10.4	$5.2	$8.7	$1.5	$1.5	$0.8
Interest Cost	115.8	23.4	24.5	12.6	15.1	2.7	3.9	1.6
Expected Return on Plan Assets	(393.1)	(79.6)	(96.2)	(42.1)	(67.5)	(8.4)	(31.8)	(5.0)
Actuarial Losses, net	87.5	12.2	24.7	6.0	—	—	—	—
Prior Service Cost/(Credit)	1.1	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Income	$(136.0)	$(30.1)	$(36.3)	$(18.3)	$(59.9)	$(3.4)	$(39.1)	$(2.3)
Intercompany Income Allocations	N/A	$(11.9)	$(9.3)	$(2.7)	N/A	$(2.7)	$(2.7)	$(0.9)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.5	$5.6	$4.0	$2.2	$3.3	$0.5	$0.6	$0.3
Interest Cost	32.5	6.7	6.7	3.7	4.3	0.8	1.1	0.4
Expected Return on Plan Assets	(109.5)	(21.7)	(27.1)	(11.9)	(19.8)	(2.5)	(9.2)	(1.6)
Actuarial Loss	60.7	10.8	15.3	5.3	2.0	0.4	0.5	0.1
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.3)	0.3	(4.3)	0.1
Total Net Periodic Benefit Plan Expense/(Income)	$5.5	$1.4	$(1.0)	$(0.7)	$(15.5)	$(0.5)	$(11.3)	$(0.7)
Intercompany Expense/(Income) Allocations	N/A	$2.2	$2.4	$0.7	N/A	$(0.4)	$(0.5)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$64.3	$17.4	$11.9	$6.6	$10.1	$1.7	$1.8	$0.9
Interest Cost	97.5	20.7	20.1	10.9	12.9	2.4	3.3	1.3
Expected Return on Plan Assets	(328.0)	(65.0)	(81.1)	(35.6)	(59.3)	(7.7)	(27.7)	(4.6)
Actuarial Loss	183.1	34.6	46.1	15.4	5.9	1.2	1.6	0.4
Prior Service Cost/(Credit)	1.1	—	0.3	—	(15.9)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Expense/(Income)	$18.0	$7.7	$(2.7)	$(2.7)	$(46.3)	$(1.6)	$(33.7)	$(1.7)
Intercompany Expense/(Income) Allocations	N/A	$5.8	$6.4	$1.9	N/A	$(1.3)	$(1.5)	$(0.5)

Eversource Contributions: Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Pension Plans for 2022. Eversource has contributed $80 million to its Pension and PBOP Plans for the nine months ended September 30, 2022 and does not expect to make additional pension contributions for the remainder of 2022.

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2022		As of December 31, 2021
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$121.1	61	$115.4
CL&P	14	14.1	14	13.9
NSTAR Electric	11	3.5	11	3.3
PSNH	9	6.2	9	6.3

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $110.6 million and $105.6 million as of September 30, 2022 and December 31, 2021, respectively, and related primarily to the natural gas business segment.

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

NSTAR Electric
(Millions of Dollars)	2022	2023	2024	2025	2026	Thereafter	Total
Renewable Energy	$27.1	$78.3	$269.4	$315.8	$322.1	$5,812.2	$6,824.9

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.3 million and $7.3 million as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of September 30, 2022
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$759.6	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	288.1	2025 - 2026
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	419.0	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	142.7	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	94.8	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	2.2	(7)
Bay State Wind LLC	Real estate purchase	2.5	2023
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	4.3	—
Various	Surety bonds (9)	35.7	2022 - 2023
Eversource Service	Lease payments for real estate	0.6	2024

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

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $461.9 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and April 2026 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $542.1 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from May 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $206.6 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from June 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

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

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the Court).

All amounts associated with the first complaint period have been refunded, which totaled $38.9 million (pre-tax and excluding interest) at Eversource and reflected both the base ROE and incentive cap prescribed by the FERC order. The refund consisted of $22.4 million for CL&P, $13.7 million for NSTAR Electric and $2.8 million for PSNH.

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2022 and December 31, 2021.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinions 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

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

On May 6, 2021, as part of the penalty proceeding, PURA issued a notice of violation that included an assessment of $30 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $1.6 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. On July 14, 2021, PURA issued a final decision in this penalty proceeding that included an assessment of $28.6 million, maintaining the $28.4 million performance penalty and reducing the $1.6 million fine for accident reporting to $0.2 million. The $28.4 million performance penalty was credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the nine months ended September 30, 2021 statement of income. The after-tax earnings impact of this charge was $0.07 per share.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel (OCC), Office of the Attorney General (AG) and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by the PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million in a customer assistance fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, as approved by the PURA, with the objective of disbursing the funds prior to April 30, 2022. Those customers were provided with $10 million of bill forgiveness in the first quarter of 2022. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance fund on the September 30, 2021 statement of income.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$146.0	$116.2	$107.4	$43.0	$38.6	$—	$—
Long-Term Debt	21,442.4	19,010.3	4,216.2	3,774.9	4,824.8	4,415.1	1,164.4	960.1
Rate Reduction Bonds	453.7	429.5	—	—	—	—	453.7	429.5

As of December 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.3	$116.2	$122.3	$43.0	$44.0	$—	$—
Long-Term Debt	18,216.7	19,636.3	4,215.4	4,848.9	3,985.4	4,453.5	1,163.8	1,220.6
Rate Reduction Bonds	496.9	543.3	—	—	—	—	496.9	543.3

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$0.4	$(42.3)	$(42.3)	$(1.4)	$1.1	$(76.1)	$(76.4)

OCI Before Reclassifications	—	(2.0)	(2.5)	(4.5)	—	(0.6)	(2.4)	(3.0)
Amounts Reclassified from AOCI	—	—	5.8	5.8	1.0	—	6.5	7.5
Net OCI	—	(2.0)	3.3	1.3	1.0	(0.6)	4.1	4.5
Balance as of End of Period	$(0.4)	$(1.6)	$(39.0)	$(41.0)	$(0.4)	$0.5	$(72.0)	$(71.9)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2022 and December 31, 2021	Issued as of
	Par Value		September 30, 2022	December 31, 2021
Eversource	$5	380,000,000	359,984,073	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first nine months of 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of September 30, 2022 and December 31, 2021, there were 12,635,324 and 13,415,206 Eversource common shares held as treasury shares, respectively. As of September 30, 2022 and December 31, 2021, there were 347,348,749 and 344,403,196 Eversource common shares outstanding, respectively.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. Eversource also issued treasury shares for its December 2021 and October 2022 water business acquisitions. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

Acquisition of Torrington Water Company: On October 3, 2022, Aquarion acquired The Torrington Water Company (TWC) following the receipt of all required approvals. The acquisition was structured as a stock-for-stock exchange, and Eversource issued 925,264 treasury shares at closing for a purchase price of approximately $72 million. TWC provided regulated water service to approximately 10,100 customers in Connecticut.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2022 and 2021 and $5.6 million for each of the nine months ended September 30, 2022 and 2021. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2022 and December 31, 2021. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and nine months ended September 30, 2022 and 2021, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to Common Shareholders	$349.4	$283.2	$1,084.7	$913.8
Weighted Average Common Shares Outstanding:
Basic	347,297,411	344,023,846	346,115,823	343,848,905
Dilutive Effect	465,282	645,936	457,278	631,151
Diluted	347,762,693	344,669,782	346,573,101	344,480,056
Basic EPS	$1.01	$0.82	$3.13	$2.66
Diluted EPS	$1.00	$0.82	$3.13	$2.65

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,492.9	$94.7	$—	$45.7	$—	$—	$1,633.3
Commercial	890.5	76.7	—	18.5	—	(1.7)	984.0
Industrial	105.6	33.6	—	1.3	—	(5.2)	135.3
Total Retail Tariff Sales Revenues	2,489.0	205.0	—	65.5	—	(6.9)	2,752.6
Wholesale Transmission Revenues	—	—	520.3	—	29.9	(416.3)	133.9
Wholesale Market Sales Revenues	317.1	22.7	—	1.1	—	—	340.9
Other Revenues from Contracts with Customers	17.3	0.6	3.4	2.1	313.6	(311.9)	25.1
Amortization of/(Reserve for) Revenues Subject to Refund (1)	7.0	—	—	(0.1)	—	—	6.9
Total Revenues from Contracts with Customers	2,830.4	228.3	523.7	68.6	343.5	(735.1)	3,259.4
Alternative Revenue Programs	(37.7)	(2.8)	(55.1)	(3.6)	—	52.6	(46.6)
Other Revenues (2)	2.4	0.1	0.2	0.1	—	—	2.8
Total Operating Revenues	$2,795.1	$225.6	$468.8	$65.1	$343.5	$(682.5)	$3,215.6

	For the Nine Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,683.9	$870.0	$—	$109.1	$—	$—	$4,663.0
Commercial	2,216.0	456.9	—	49.9	—	(4.2)	2,718.6
Industrial	284.1	145.2	—	3.5	—	(14.8)	418.0
Total Retail Tariff Sales Revenues	6,184.0	1,472.1	—	162.5	—	(19.0)	7,799.6
Wholesale Transmission Revenues	—	—	1,301.0	—	79.4	(1,047.3)	333.1
Wholesale Market Sales Revenues	895.2	89.3	—	2.8	—	—	987.3
Other Revenues from Contracts with Customers	53.4	2.8	10.5	6.2	983.3	(974.9)	81.3
Amortization of/(Reserve for) Revenues Subject to Refund (1)	71.9	—	0.7	(0.9)	—	—	71.7
Total Revenues from Contracts with Customers	7,204.5	1,564.2	1,312.2	170.6	1,062.7	(2,041.2)	9,273.0
Alternative Revenue Programs	(26.2)	4.3	48.9	(2.8)	—	(46.9)	(22.7)
Other Revenues (2)	7.5	0.9	0.5	0.4	—	—	9.3
Total Operating Revenues	$7,185.8	$1,569.4	$1,361.6	$168.2	$1,062.7	$(2,088.1)	$9,259.6

	For the Three Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,146.8	$81.7	$—	$39.1	$—	$—	$1,267.6
Commercial	748.8	59.0	—	17.2	—	(1.4)	823.6
Industrial	96.2	28.6	—	1.1	—	(4.8)	121.1
Total Retail Tariff Sales Revenues	1,991.8	169.3	—	57.4	—	(6.2)	2,212.3
Wholesale Transmission Revenues	—	—	527.2	—	23.0	(408.5)	141.7
Wholesale Market Sales Revenues	133.8	12.2	—	1.1	—	—	147.1
Other Revenues from Contracts with Customers	29.6	1.2	3.5	1.8	303.1	(301.4)	37.8
Reserve for Revenues Subject to Refund (1)	(93.4)	—	—	(0.9)	—	—	(94.3)
Total Revenues from Contracts with Customers	2,061.8	182.7	530.7	59.4	326.1	(716.1)	2,444.6
Alternative Revenue Programs	(7.9)	2.7	(112.6)	2.3	—	102.0	(13.5)
Other Revenues (2)	1.3	0.1	0.2	0.1	—	—	1.7
Total Operating Revenues	$2,055.2	$185.5	$418.3	$61.8	$326.1	$(614.1)	$2,432.8

	For the Nine Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,094.9	$722.8	$—	$102.8	$—	$—	$3,920.5
Commercial	1,902.9	356.4	—	47.0	—	(4.1)	2,302.2
Industrial	261.1	119.5	—	3.3	—	(12.8)	371.1
Total Retail Tariff Sales Revenues	5,258.9	1,198.7	—	153.1	—	(16.9)	6,593.8
Wholesale Transmission Revenues	—	—	1,338.4	—	62.5	(1,075.4)	325.5
Wholesale Market Sales Revenues	380.1	54.1	—	3.0	—	—	437.2
Other Revenues from Contracts with Customers	68.4	3.6	10.2	5.5	936.6	(929.6)	94.7
Reserve for Revenues Subject to Refund (1)	(93.4)	—	—	(2.2)	—	—	(95.6)
Total Revenues from Contracts with Customers	5,614.0	1,256.4	1,348.6	159.4	999.1	(2,021.9)	7,355.6
Alternative Revenue Programs	14.9	21.3	(119.2)	1.3	—	103.0	21.3
Other Revenues (2)	3.2	0.1	0.7	0.3	—	—	4.3
Total Operating Revenues	$5,632.1	$1,277.8	$1,230.1	$161.0	$999.1	$(1,918.9)	$7,381.2

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$739.1	$507.6	$246.2	$572.0	$401.9	$172.9
Commercial	311.2	469.6	110.4	249.4	411.3	88.5
Industrial	41.9	39.3	24.4	35.0	35.9	25.3
Total Retail Tariff Sales Revenues	1,092.2	1,016.5	381.0	856.4	849.1	286.7
Wholesale Transmission Revenues	250.3	183.8	86.2	268.2	171.0	88.0
Wholesale Market Sales Revenues	232.9	57.5	26.7	100.3	21.3	12.2
Other Revenues from Contracts with Customers	7.5	10.7	3.1	12.1	14.3	7.3
Amortization of/(Reserve for) Revenues Subject to Refund (1)	7.0	—	—	(93.4)	—	—
Total Revenues from Contracts with Customers	1,589.9	1,268.5	497.0	1,143.6	1,055.7	394.2
Alternative Revenue Programs	(65.1)	(20.5)	(7.2)	(82.0)	(14.4)	(24.1)
Other Revenues (2)	0.2	1.8	0.6	0.2	0.7	0.6
Eliminations	(155.9)	(144.3)	(59.8)	(142.2)	(123.3)	(55.8)
Total Operating Revenues	$1,369.1	$1,105.5	$430.6	$919.6	$918.7	$314.9

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,864.4	$1,239.0	$580.5	$1,558.6	$1,069.0	$467.3
Commercial	808.7	1,128.8	280.5	679.3	975.7	249.2
Industrial	111.4	104.0	68.7	100.2	89.5	71.4
Total Retail Tariff Sales Revenues	2,784.5	2,471.8	929.7	2,338.1	2,134.2	787.9
Wholesale Transmission Revenues	575.2	512.7	213.1	652.8	478.2	207.4
Wholesale Market Sales Revenues	656.3	163.1	75.8	278.1	64.7	37.3
Other Revenues from Contracts with Customers	22.8	34.1	8.8	28.8	36.8	14.9
Amortization of/(Reserve for) Revenues Subject to Refund (1)	72.6	—	—	(93.4)	—	—
Total Revenues from Contracts with Customers	4,111.4	3,181.7	1,227.4	3,204.4	2,713.9	1,047.5
Alternative Revenue Programs	28.3	(14.4)	8.8	(74.2)	(11.3)	(18.8)
Other Revenues (2)	0.5	5.4	2.1	0.3	2.5	1.1
Eliminations	(449.6)	(420.4)	(161.2)	(394.0)	(362.0)	(142.6)
Total Operating Revenues	$3,690.6	$2,752.3	$1,077.1	$2,736.5	$2,343.1	$887.2

(1)    Amortization of Revenues Subject to Refund within the Electric Distribution segment in the third quarter and first nine months of 2022 primarily represents the reversal of a 2021 reserve at CL&P established to provide bill credits to customers as a result of the settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. The reserve was reversed as customer credits were distributed to CL&P’s customers in retail electric rates. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million was refunded over a one year billing period, which began September 1, 2021.

(2)    Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other Revenues also include lease revenues under lessor accounting guidance of $1.0 million (including $0.2 million at CL&P and $0.6 million at NSTAR Electric) and $1.1 million (including $0.2 million at CL&P and $0.7 million at NSTAR Electric) for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million (including $0.6 million at CL&P and $1.9 million at NSTAR Electric) and $3.8 million (including $0.6 million at CL&P and $2.5 million at NSTAR Electric) for the nine months ended September 30, 2022 and 2021, respectively.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,795.1	$225.6	$468.8	$65.1	$343.5	$(682.5)	$3,215.6
Depreciation and Amortization	(256.9)	(25.1)	(85.1)	(12.7)	(35.4)	1.8	(413.4)
Other Operating Expenses	(2,261.5)	(226.3)	(143.7)	(28.8)	(265.7)	681.1	(2,244.9)
Operating Income/(Loss)	$276.7	$(25.8)	$240.0	$23.6	$42.4	$0.4	$557.3
Interest Expense	$(64.5)	$(18.8)	$(36.6)	$(8.7)	$(69.6)	$20.0	$(178.2)
Other Income, Net	59.6	11.1	10.1	2.1	429.9	(423.0)	89.8
Net Income/(Loss) Attributable to Common Shareholders	225.1	(24.6)	155.8	16.7	379.0	(402.6)	349.4

	For the Nine Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,185.8	$1,569.4	$1,361.6	$168.2	$1,062.7	$(2,088.1)	$9,259.6
Depreciation and Amortization	(806.7)	(116.2)	(250.3)	(37.5)	(98.8)	5.1	(1,304.4)
Other Operating Expenses	(5,743.2)	(1,244.3)	(414.3)	(82.9)	(876.5)	2,081.9	(6,279.3)
Operating Income	$635.9	$208.9	$697.0	$47.8	$87.4	$(1.1)	$1,675.9
Interest Expense	$(184.2)	$(51.2)	$(107.3)	$(25.2)	$(169.9)	$46.3	$(491.5)
Other Income, Net	160.1	31.9	28.3	6.4	1,280.1	(1,251.5)	255.3
Net Income Attributable to Common Shareholders	495.0	147.2	455.8	29.4	1,163.6	(1,206.3)	1,084.7
Cash Flows Used for Investments in Plant	823.9	424.5	823.3	103.4	177.6	—	2,352.7

	For the Three Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,055.2	$185.5	$418.3	$61.8	$326.1	$(614.1)	$2,432.8
Depreciation and Amortization	(179.8)	(28.5)	(75.4)	(11.5)	(28.0)	1.1	(322.1)
Other Operating Expenses	(1,640.5)	(176.9)	(122.4)	(26.1)	(275.2)	613.7	(1,627.4)
Operating Income/(Loss)	$234.9	$(19.9)	$220.5	$24.2	$22.9	$0.7	$483.3
Interest Expense	$(61.0)	$(15.7)	$(33.5)	$(8.0)	$(42.5)	$12.7	$(148.0)
Other Income, Net	25.4	6.7	5.0	1.2	325.9	(320.4)	43.8
Net Income/(Loss) Attributable to Common Shareholders	150.4	(22.0)	139.4	17.5	304.9	(307.0)	283.2

	For the Nine Months Ended September 30, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,632.1	$1,277.8	$1,230.1	$161.0	$999.1	$(1,918.9)	$7,381.2
Depreciation and Amortization	(534.1)	(108.7)	(223.4)	(34.3)	(83.7)	3.1	(981.1)
Other Operating Expenses	(4,531.3)	(970.6)	(359.6)	(76.7)	(860.3)	1,918.9	(4,879.6)
Operating Income	$566.7	$198.5	$647.1	$50.0	$55.1	$3.1	$1,520.5
Interest Expense	$(175.4)	$(44.2)	$(98.7)	$(24.0)	$(125.9)	$37.0	$(431.2)
Other Income, Net	76.0	15.2	17.3	3.1	1,059.2	(1,046.2)	124.6
Net Income Attributable to Common Shareholders	365.4	129.6	412.4	30.0	982.5	(1,006.1)	913.8
Cash Flows Used for Investments in Plant	764.9	506.4	691.0	91.2	157.6	—	2,211.1

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2022	$26,992.6	$7,692.6	$13,225.3	$2,627.9	$24,865.4	$(23,804.4)	$51,599.4
As of December 31, 2021	25,411.2	7,215.9	12,377.8	2,551.1	22,674.7	(21,738.6)	48,492.1

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as well as the Eversource 2021 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure that is not recognized under GAAP (non-GAAP) and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our 2022 and 2021 earnings and EPS excluding certain transaction and transition costs, and our 2021 earnings and EPS excluding charges at CL&P related to an October 2021 settlement agreement that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by the PURA.

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

Financial Condition and Business Analysis

Executive Summary

Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and EGMA (natural gas utilities) and Aquarion (water utilities). Eversource is organized into the electric distribution, electric transmission, natural gas distribution, and water distribution reportable segments.

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $349.4 million, or $1.00 per share, in the third quarter of 2022, and $1.08 billion, or $3.13 per share, in the first nine months of 2022, compared with $283.2 million, or $0.82 per share, in the third quarter of 2021, and $913.8 million, or $2.65 per share, in the first nine months of 2021.

•Our results include after-tax transaction and transition costs recorded at Eversource parent of $2.2 million, or $0.01 per share, in the third quarter of 2022, and $13.0 million, or $0.04 per share, in the first nine months of 2022, compared with $4.3 million, or $0.01 per share, in the third quarter of 2021, and $17.3 million, or $0.05 per share, in the first nine months of 2021. Our third quarter and first nine months of 2021 results include a charge resulting from a PURA-approved CL&P settlement agreement and our first nine months of 2021 results also include a charge at CL&P resulting from a PURA assessment as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020. These after-tax charges at CL&P were recorded within the electric distribution segment and totaled $63.2 million, or $0.19 per share, in the third quarter of 2021, and $85.8 million, or $0.25 per share, in the first nine months of 2021. Excluding these costs, our non-GAAP earnings were $351.6 million, or $1.01 per share, in the third quarter of 2022, and $1.10 billion, or $3.17 per share, in the first nine months of 2022, compared with $350.7 million, or $1.02 per share, in the third quarter of 2021, and $1.02 billion, or $2.95 per share, in the first nine months of 2021.

•We reaffirmed our projection of our long-term EPS growth rate through 2026 from our regulated utility businesses in the upper half of the 5 to 7 percent range. We estimate that we will earn within a 2022 non-GAAP earnings guidance range of between $4.04 per share and $4.14 per share, which excludes the impact of transaction and transition costs.

Liquidity:

•Cash flows provided by operating activities totaled $1.69 billion in the first nine months of 2022, compared with $1.52 billion in the first nine months of 2021. Investments in property, plant and equipment totaled $2.35 billion in the first nine months of 2022, compared with $2.21 billion in the first nine months of 2021.

•Cash and Cash Equivalents totaled $485.7 million as of September 30, 2022, compared with $66.8 million as of December 31, 2021. Our available borrowing capacity under our commercial paper programs totaled $2.25 billion as of September 30, 2022.

•In the first nine months of 2022, we issued $4.05 billion of new long-term debt and we repaid $775 million of long-term debt.

•In the first nine months of 2022, we issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs.

•On September 16, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on September 30, 2022 to shareholders of record as of September 26, 2022.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$349.4	$1.00	$283.2	$0.82	$1,084.7	$3.13	$913.8	$2.65

Regulated Companies (Non-GAAP)	$373.0	$1.07	$348.5	$1.01	$1,127.4	$3.26	$1,023.2	$2.97
Eversource Parent and Other Companies (Non-GAAP)	(21.4)	(0.06)	2.2	0.01	(29.7)	(0.09)	(6.3)	(0.02)
Non-GAAP Earnings	$351.6	$1.01	$350.7	$1.02	$1,097.7	$3.17	$1,016.9	$2.95
CL&P Settlement Impacts (after-tax) (1)	—	—	(63.2)	(0.19)	—	—	(85.8)	(0.25)
Transaction and Transition Costs (after-tax) (2)	(2.2)	(0.01)	(4.3)	(0.01)	(13.0)	(0.04)	(17.3)	(0.05)
Net Income Attributable to Common Shareholders (GAAP)	$349.4	$1.00	$283.2	$0.82	$1,084.7	$3.13	$913.8	$2.65

(1)    The 2021 after-tax costs are associated with the October 1, 2021 CL&P settlement agreement approved by PURA on October 27, 2021, which included a pre-tax $65 million charge to earnings for customer credits provided to customers over a two-month billing period from December 1, 2021 to January 31, 2022 and a $10 million charge to earnings to establish a fund that provided bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages. These charges were recorded in the third quarter of 2021. The nine months ended 2021 after-tax costs also include a charge recorded at CL&P as a result of PURA’s April 28, 2021 and July 14, 2021 decisions, which included a $28.4 million penalty for storm performance results provided as credits to customer bills over a one-year period that began September 1, 2021 and a $0.2 million fine to the State of Connecticut’s general fund. As a result of the October 1, 2021 settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views these collective charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance.

(2)    The after-tax costs are for the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems. The after-tax costs also include costs associated with our water business acquisitions and the strategic review of our offshore wind investment portfolio.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$373.0	$1.07	$285.3	$0.82	$1,127.4	$3.26	$937.4	$2.72

Electric Distribution, excluding CL&P Settlement Impacts (Non-GAAP)	$225.1	$0.65	$213.6	$0.62	$495.0	$1.43	$451.2	$1.31
Electric Transmission	155.8	0.44	139.4	0.40	455.8	1.32	412.4	1.20
Natural Gas Distribution	(24.6)	(0.07)	(22.0)	(0.06)	147.2	0.42	129.6	0.37
Water Distribution	16.7	0.05	17.5	0.05	29.4	0.09	30.0	0.09
Net Income - Regulated Companies (Non-GAAP)	$373.0	$1.07	$348.5	$1.01	$1,127.4	$3.26	$1,023.2	$2.97
CL&P Settlement Impacts (after-tax)	—	—	(63.2)	(0.19)	—	—	(85.8)	(0.25)
Net Income - Regulated Companies (GAAP)	$373.0	$1.07	$285.3	$0.82	$1,127.4	$3.26	$937.4	$2.72

Our electric distribution segment earnings increased $74.7 million in the third quarter of 2022, as compared to the third quarter of 2021, due primarily to the absence in 2022 of CL&P’s October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings recorded in 2021. The after-tax impact of the CL&P settlement agreement was $63.2 million, or $0.19 per share. Excluding that 2021 charge, electric distribution segment earnings increased $11.5 million due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2022, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, a lower effective tax rate resulting from the income tax return to provision adjustment and a decrease in permanent and flow-through income tax items, and lower pension plan expense in Connecticut and New Hampshire. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher insurance reserves and higher shared corporate costs resulting from the implementation of new information technology systems, higher property and other tax expense, and higher depreciation expense.

Our electric distribution segment earnings increased $129.6 million in the first nine months of 2022, as compared to the first nine months of 2021, due primarily to the absence in 2022 of CL&P’s October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings at CL&P for a storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 recorded in 2021. The after-tax impact of the CL&P settlement agreement and CL&P storm performance penalty imposed by the PURA was $85.8 million, or $0.25 per share. Excluding those 2021 charges, electric distribution segment earnings increased $43.8 million due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2022, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, lower pension plan expense in Connecticut and New Hampshire, a lower effective tax rate resulting from the income tax return to provision adjustment in the third quarter and a decrease in permanent and flow-through income tax items, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher insurance reserves and higher shared corporate costs resulting from the implementation of new information technology systems, higher depreciation expense, higher property and other tax expense, and higher interest expense.

Our electric transmission segment earnings increased $16.4 million and $43.4 million in the third quarter and first nine months of 2022, respectively, as compared to the third quarter and first nine months of 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings had an increased loss of $2.6 million in the third quarter of 2022, as compared to the third quarter of 2021, due primarily to higher operations and maintenance expense, higher property tax expense, and higher depreciation expense, partially offset by higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, higher revenues from base distribution rate increases at EGMA and NSTAR Gas effective November 1, 2021, and lower pension plan expense at Yankee Gas.

Our natural gas distribution segment earnings increased $17.6 million in the first nine months of 2022, as compared to the first nine months of 2021, due primarily to base distribution rate increases at EGMA and NSTAR Gas effective November 1, 2021, higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, and lower pension plan expense at Yankee Gas. Those earnings increases were partially offset by higher operations and maintenance expense, higher property tax expense, higher depreciation expense, and higher interest expense. Our natural gas companies' decoupled rate structure is seasonally structured and provides greater earnings in the winter heating months in correlation to higher customer usage. Therefore, the majority of the impact of the EGMA and NSTAR Gas annual base distribution rate increases were recognized by the end of the first quarter of 2022.

Our water distribution segment earnings decreased $0.8 million and $0.6 million in the third quarter and first nine months of 2022, respectively, as compared to the third quarter and first nine months of 2021.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses increased $21.5 million and $19.1 million in the third quarter and the first nine months of 2022, respectively, as compared to the third quarter and first nine months of 2021. Higher losses in both periods were due primarily to higher interest expense and a higher effective tax rate driven by the income tax return to provision adjustment in the third quarter, partially offset by higher return at Eversource Service as a result of increased investments in property, plant and equipment, and after-tax decreases of $2.1 million and $4.3 million in transition costs associated with EGMA integration and transaction costs in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. The nine-month period also benefited from higher unrealized gains associated with our equity method investment in a renewable energy fund.

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

The change in total pension plan expense arising from this annual remeasurement does not fully impact earnings. Our Massachusetts utilities recover qualified pension expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension expenses each year, therefore the change in their pension expense does not impact earnings. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension expenses, therefore the change in their pension expense does not impact earnings. Additionally, the portion of our pension expense that relates to company labor devoted to capital projects is capitalized on the balance sheet instead of being charged to expense.

Impact of COVID-19

The current and expected future financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and customer payment plans and the outcome of future proceedings before our state regulatory commissions to recover our incremental uncollectible customer receivable costs associated with COVID-19.

As of September 30, 2022, our allowance for uncollectible customer receivable balance of $457.6 million, of which $252.1 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. As of September 30, 2022 and December 31, 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $55.5 million and $55.3 million at Eversource, $19.7 million and $23.9 million at CL&P, and $4.1 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

As of September 30, 2022 and December 31, 2021, a total of $34.6 million and $33.0 million, respectively, of incremental COVID-19 related non-tracked uncollectible costs were recorded on the balance sheets.

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

Cash and Cash Equivalents totaled $485.7 million as of September 30, 2022, compared with $66.8 million as of December 31, 2021. The increase in Cash and Cash Equivalents was due to the NSTAR Electric $400 million long-term debt issuance on September 15, 2022 that was used to pay $400 million of long-term debt that matured on October 15, 2022.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 15, 2027. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2027. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$401.5	$1,343.0	$1,598.5	$657.0	3.34%	0.31%
NSTAR Electric Commercial Paper Program	—	162.5	650.0	487.5	—%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2022 or December 31, 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2022, there were intercompany loans from Eversource parent to CL&P of $26.0 million, to PSNH of $139.7 million, and to a subsidiary of NSTAR Electric of $2.8 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric 4.55% 2022 Debentures	$450.0	May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 4.95% 2022 Debentures	400.0	September 2022	September 2052	Refinanced investments in eligible green expenditures, which were previously financed using short-term debt from October 1, 2020 through June 30, 2022
NSTAR Electric 2.375% 2012 Debentures	(400.0)	October 2022	October 2022	Paid at maturity
Eversource Parent 2.90% Series V Senior Notes	650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 3.375% Series W Senior Notes	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent 4.20% Series X Senior Notes	900.0	June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent 4.60% Series Y Senior Notes	600.0	June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent 2.75% Series K Senior Notes	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 8.48% Series B First Mortgage Bonds	(20.0)	March 2022	March 2022	Paid at maturity
Yankee Gas 4.31% Series U First Mortgage Bonds	100.0	September 2022	September 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
EGMA 4.70% Series C First Mortgage Bonds	100.0	June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas 4.40% Series V First Mortgage Bonds	125.0	July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
Aquarion Water Company of New Hampshire 4.45% General Mortgage Bonds	(5.0)	July 2022	July 2022	Paid at maturity
Aquarion Water Company of Connecticut 4.69% Senior Notes	70.0	August 2022	September 2052	Repaid short-term debt

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $17.6 million of interest payments in the first nine months of 2022, and paid $43.2 million of RRB principal payments and $18.9 million of interest payments in the first nine months of 2021.

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first nine months of 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.69 billion in the first nine months of 2022, compared with $1.52 billion in the first nine months of 2021. Changes in Eversource’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business and as further discussed. Operating cash flows were favorably impacted by an increase in regulatory over-recoveries (excluding storm payments) driven by the timing of collections for the non-bypassable FMCC at CL&P and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, a decrease of $60.0 million in pension contributions made in 2022, as compared to 2021, and a $51.7 million decrease in income tax payments made in 2022, as compared to 2021. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization on the statements of cash flows. These favorable impacts were partially offset by an increase of $163.7 million in cash payments for storm costs at CL&P and NSTAR Electric, a $146.0 million increase in cost of removal expenditures, the timing of cash collections on our accounts receivable, a $76.1 million payment in the second quarter of 2022 related to withheld property taxes at NSTAR Electric, and $72.0 million of customer credits distributed to CL&P’s customers in the first nine months of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias.

On September 16, 2022, our Board of Trustees approved a common share dividend payment of $0.6375 per share, paid on September 30, 2022 to shareholders of record as of September 26, 2022. In the first nine months of 2022, we paid cash dividends of $643.6 million and issued non-cash dividends of $17.4 million in the form of treasury shares, totaling dividends of $661.0 million. In the first nine months of 2021, we paid cash dividends of $603.6 million and issued non-cash dividends of $17.3 million in the form of treasury shares, totaling dividends of $620.9 million. Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2022, CL&P, NSTAR Electric and PSNH paid $219.3 million, $215.7 million, and $78.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first nine months of 2022, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.35 billion, $609.0 million, $691.9 million, and $346.3 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Credit Ratings: On September 9, 2022, Moody’s changed NSTAR Electric’s outlook from stable to negative.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $2.52 billion in the first nine months of 2022, compared to $2.29 billion in the first nine months of 2021.  These amounts included $177.3 million and $161.2 million in the first nine months of 2022 and 2021, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $116.5 million in the first nine months of 2022, as compared to the first nine months of 2021.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021
CL&P	$284.4	$242.4
NSTAR Electric	283.0	316.1
PSNH	231.3	123.7
Total Electric Transmission Segment	$798.7	$682.2

Our transmission projects are designed to improve the reliability of the electric grid, meet customer demand for power and increases in electrification of municipal infrastructure, strengthen the electric grid's resilience against extreme weather and other safety and security threats, and enable integration of increasing amounts of clean power generation from renewable sources, such as solar, battery storage, and offshore wind. In Connecticut, Massachusetts and New Hampshire, our transmission projects include transmission line upgrades, the installation of new transmission interconnection facilities, transmission substations and lines, and substation enhancements.

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the fourth quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, is expected to commence in the fourth quarter of 2022. We spent $38.1 million during the first nine months of 2022 and we expect to make additional capital expenditures of approximately $145 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $11.1 million during the first nine months of 2022 and we expect to make additional capital expenditures of approximately $120 million on these transmission upgrades.

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

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2022
Basic Business	$186.6	$118.3	$40.2	$345.1	$135.6	$9.5	$490.2
Aging Infrastructure	150.7	159.7	47.1	357.5	378.8	87.4	823.7
Load Growth and Other	39.9	121.8	20.5	182.2	43.2	0.7	226.1
Total Distribution	377.2	399.8	107.8	884.8	557.6	97.6	1,540.0
Solar	—	0.2	—	0.2	—	—	0.2
Total	$377.2	$400.0	$107.8	$885.0	$557.6	$97.6	$1,540.2
2021
Basic Business	$160.2	$111.7	$39.5	$311.4	$140.8	$11.0	$463.2
Aging Infrastructure	110.5	162.7	44.3	317.5	358.3	77.7	753.5
Load Growth and Other	51.2	108.5	15.2	174.9	59.0	0.5	234.4
Total Distribution	321.9	382.9	99.0	803.8	558.1	89.2	1,451.1
Solar	—	(0.7)	—	(0.7)	—	—	(0.7)
Total	$321.9	$382.2	$99.0	$803.1	$558.1	$89.2	$1,450.4

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

Acquisition of Torrington Water Company: On October 3, 2022, Aquarion acquired The Torrington Water Company (TWC) following the receipt of all required approvals. The acquisition was structured as a stock-for-stock exchange, and Eversource issued 925,264 treasury shares at closing for a purchase price of approximately $72 million. TWC provided regulated water service to approximately 10,100 customers in Connecticut.

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

As of September 30, 2022 and December 31, 2021, Eversource's total equity investment balance in its offshore wind business was $1.82 billion and $1.21 billion, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Strategic Review of Offshore Wind Investments: On May 4, 2022, we announced that we have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. In late July, we started preliminary and targeted outreach to potential buyers. We continue to work with potential buyers through this ongoing process and expect to complete this review during 2022. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

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

(1)    Index Offshore Wind Renewable Energy Certificate (OREC) strike price.

Revolution Wind and Sunrise Wind projects are subject to receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is led by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state and local agencies could adversely impact the timing of these projects' in-service dates.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. On April 30, 2021, Revolution Wind received BOEM’s NOI to prepare an EIS for the review of the COP submitted by Revolution Wind. For Revolution Wind, a final EIS is expected in the second quarter of 2023, the Record of Decision in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023. On September 2, 2022, BOEM released its Draft EIS for the Revolution Wind project, which analyzes the potential environmental impacts of the project and the alternatives to the project to be evaluated as part of the process. Each of the identified alternative configurations had a similar level of environmental impacts, and if an alternative configuration was selected, the Revolution Wind project would still meet the contractual output under its PPA. On August 31, 2021, Sunrise Wind received BOEM’s NOI to prepare an EIS for the review of the COP. For Sunrise Wind, a final EIS and Record of Decision are expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023.

South Fork Wind, Revolution Wind and Sunrise Wind are each designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the projects’ permitting timelines.

State and Local Siting and Permitting Process: State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. On July 8, 2022, the Rhode Island Energy Facilities Siting Board issued a Final Decision and Order approving the Revolution Wind project and granting a license to construct and operate. The Sunrise Wind state siting application was deemed complete on July 1, 2021, initiating the formal review process, and Sunrise Wind filed a formal notice of intent to commence settlement negotiations towards a Joint Proposal on August 31, 2021. On September 23, 2022, Sunrise Wind filed the Joint Proposal to the New York State Public Service Commission. Among other things, the Joint Proposal includes proposed mitigation for certain environmental, community and construction impacts associated with constructing the project. The Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Agriculture and Markets and the Long Island Commercial Fisheries Association.

Construction Process - South Fork Wind: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Onshore activities for the project’s underground onshore transmission line and construction of the onshore interconnection facility located in East Hampton, New York are underway. Offshore activities are expected to begin in the fourth quarter of 2022 with construction of the sea-to-shore conduit system. Other marine construction activities, including the project’s monopile foundations, 11-megawatt wind turbines, cable installation, and offshore substation, are expected to occur in 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

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

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the Court).

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2022 and December 31, 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2022 and December 31, 2021.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinions 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2022, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2021 Form 10-K.

Connecticut:

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for Amended EDC Advanced Metering Infrastructure Proposal. CL&P submitted an Amended Proposal in response to this request on November 8, 2021 with an updated schedule for the years 2022 through 2028, which included additional information as required by the PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. The procedural schedule includes briefs that were filed on April 29, 2022, written comments that were filed July 20, 2022, and a technical session on September 14, 2022.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. A final decision from PURA is expected March 15, 2023.

Massachusetts:

NSTAR Electric Distribution Rate Case: On January 14, 2022, NSTAR Electric filed an application with the DPU for approval of an $89 million increase in base distribution rates, with new rates anticipated to be effective January 1, 2023. On September 27, 2022, NSTAR Electric updated its requested increase to approximately $93 million. As part of this filing, NSTAR Electric is requesting a renewal of the performance-based ratemaking plan originally authorized in its last rate case for up to a ten-year term, alignment with state electrification policy, storm fund refinements, and Advanced Metering Infrastructure tariff approval. A final decision from the DPU is expected on December 1, 2022.

NSTAR Electric Grid Modernization and Advanced Metering Infrastructure Filing: On July 1, 2021, NSTAR Electric submitted for DPU approval its four-year $198.8 million Grid Modernization Plan for the years 2022 through 2025 and proposed $620 million Advanced Metering Infrastructure investment and implementation plan (including program operating costs) for the years 2022 through 2028. As required, the plan includes a ten-year vision, five-year strategic plan, including a full deployment of advanced metering functionality, separate four-year grid-facing and customer-facing short-term investment plans, and a composite business case in support of the Advanced Metering Infrastructure plan. On October 7, 2022, the DPU issued an order approving the continuing investments from the initial 2018 to 2021 plan that were included in the 2022 to 2025 Grid Modernization Plan. The DPU established a preauthorized total budget cap of $162.6 million over the four-year plan period, with targeted cost recovery through NSTAR Electric’s annual grid modernization factor filings. NSTAR Electric expects DPU guidance for the new grid modernization investments and the Advanced Metering Infrastructure implementation plan in the fourth quarter of 2022. For Advanced Metering Infrastructure investments, additional guidance on the cost recovery mechanism is expected as part of the NSTAR Electric base distribution rate case by December 1, 2022.

NSTAR Gas Distribution Rates: As part of an inflation-based mechanism, NSTAR Gas submitted its second annual Performance Based Rate Adjustment filing on September 15, 2022 and on October 31, 2022, the DPU approved a $21.7 million increase to base distribution rates for effect on November 1, 2022. The increase is inclusive of a $4.5 million permanent increase related to exogenous property taxes and a $5.4 million increase related to an October 6, 2021 mitigation plan filing that delayed recovery of a portion of a base distribution rate increase originally scheduled to take effect November 1, 2021. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.2 million over a two-year period through a separate tracking mechanism for effect on November 1, 2022.

EGMA Distribution Rates: As established in an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU, on September 16, 2022 EGMA filed for its second base distribution rate increase and on October 31, 2022, the DPU approved a $6.7 million increase to base distribution rates and a $3.3 million increase to the Tax Act Credit Factor for effect on November 1, 2022. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.6 million over a two-year period through a separate tracking mechanism for effect on November 1, 2022. EGMA will request recovery of incremental property taxes incurred after October 31, 2022 in future exogenous filings.

New Hampshire:

PSNH Distribution Rates: In connection with an October 9, 2020 settlement agreement, PSNH was permitted three step increases to reflect qualifying plant additions in calendar years 2019, 2020 and 2021. The first two step adjustments had effective dates of January 1, 2021 and August 1, 2021, respectively. On October 20, 2022, the NHPUC approved the third step adjustment for 2021 plant in service to recover a revenue requirement of $8.9 million, with rates effective November 1, 2022.

Legislative:

Massachusetts: On August 11, 2022, Governor Baker signed into law climate-related legislation which, among other things, affirms the state’s commitment to contract for 5,600 MW of offshore wind by June 30, 2027, modifies the bidding process to encourage more competition among offshore wind developers, and provides incentives to increase the manufacturing and assembly of offshore wind components in Massachusetts. The law also provides incentives to encourage the sale and leasing of electric vehicles, promotes energy storage and electrification technologies, directs electric companies to develop grid modernization plans to upgrade distribution and transmission facilities, and initiates a pilot program that would allow up to ten communities in the state to restrict fossil fuel use in new buildings. Additionally, for long-term contracts that are approved by the DPU between developers of offshore wind generation and the contracting electric distribution company, the law provides for an annual remuneration for the distribution company equal to 2.25 per cent of the annual payments under the contract to compensate the distribution company for accepting the financial obligation of the long-term contract.

Federal: On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This is a broad package of legislation that includes incentives and support for clean energy resource development. Most notable for Eversource, the investment tax credit (ITC) on offshore wind projects increases from 30 percent to 40 percent if certain requirements for labor and domestic content are met. The act also re-establishes the production tax credit for solar and wind energy projects, gives increased credit for projects in certain communities, and sets credits for qualifying clean energy generation and energy storage projects. The tax provisions of the IRA provide additional incentives for offshore wind projects and could reduce retail electricity costs for our customers related to those clean energy investments. The IRA includes other tax provisions focused on implementing a 15 percent minimum tax on adjusted financial statement income and a 1 percent excise tax on corporate share repurchases. The Department of Treasury is expected to issue Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions. We will continue to monitor and evaluate impacts on our consolidated financial statements and we currently do not expect the alternative minimum tax change to have a material impact on our earnings, financial condition or cash flows.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	Increase	2022	2021	Increase
Operating Revenues	$3,215.6	$2,432.8	$782.8	$9,259.6	$7,381.2	$1,878.4
Operating Expenses:
Purchased Power, Fuel and Transmission	1,388.0	880.6	507.4	3,718.3	2,529.2	1,189.1
Operations and Maintenance	454.3	389.1	65.2	1,378.9	1,265.8	113.1
Depreciation	302.1	276.8	25.3	885.7	822.2	63.5
Amortization	111.3	45.2	66.1	418.6	158.9	259.7
Energy Efficiency Programs	162.5	143.8	18.7	498.7	460.8	37.9
Taxes Other Than Income Taxes	240.1	213.9	26.2	683.5	623.8	59.7
Total Operating Expenses	2,658.3	1,949.4	708.9	7,583.7	5,860.7	1,723.0
Operating Income	557.3	483.4	73.9	1,675.9	1,520.5	155.4
Interest Expense	178.1	148.0	30.1	491.6	431.2	60.4
Other Income, Net	89.8	43.8	46.0	255.3	124.6	130.7
Income Before Income Tax Expense	469.0	379.2	89.8	1,439.6	1,213.9	225.7
Income Tax Expense	117.7	94.1	23.6	349.3	294.5	54.8
Net Income	351.3	285.1	66.2	1,090.3	919.4	170.9
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$349.4	$283.2	$66.2	$1,084.7	$913.8	$170.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage (Decrease)/Increase	Sales Volumes (MG)		Percentage Increase
Three Months Ended September 30:	2022	2021		2022	2021		2022	2021
Traditional	2,140	2,097	2.1%	—	—	—%	596	397	50.1%
Decoupled and Special Contracts (1)	12,545	12,197	2.9%	15,751	16,545	(4.8)%	8,379	6,856	22.2%
Total Sales Volumes	14,685	14,294	2.7%	15,751	16,545	(4.8)%	8,975	7,253	23.7%

Nine Months Ended September 30:
Traditional	5,927	5,901	0.4%	—	—	—%	1,227	967	26.9%
Decoupled and Special Contracts (1)	33,358	33,071	0.9%	109,163	107,337	1.7%	17,965	16,863	6.5%
Total Sales Volumes	39,285	38,972	0.8%	109,163	107,337	1.7%	19,192	17,830	7.6%

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

Operating Revenues: Operating Revenues by segment increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$739.9	$1,553.7
Natural Gas Distribution	40.1	291.6
Electric Transmission	50.5	131.5
Water Distribution	3.3	7.2
Other	17.4	63.6
Eliminations	(68.4)	(169.2)
Total Operating Revenues	$782.8	$1,878.4

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $9.0 million and $37.4 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing and at PSNH effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement.

•Base natural gas distribution revenues (excluding EGMA) increased $1.7 million and $15.2 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2021.

Electric distribution revenues at CL&P also increased $93.4 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due to the absence of a 2021 reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. In the 2021 settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that was provided as credits to customers on electric bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement.

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

Tracked distribution revenues increased/(decreased) for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$390.8	$702.7	$22.2	$91.0
Retail transmission	65.3	224.0	—	—
Energy Efficiency	27.8	37.9	(0.9)	(6.1)
Stranded costs	(15.3)	(59.9)	—	—
Other distribution tracking mechanisms	(2.2)	19.5	5.4	21.2
Wholesale Market Sales Revenue	183.3	515.1	7.0	20.7

The increase in energy supply procurement within electric distribution for the three months ended September 30, 2022, as compared to the same period in 2021, was driven primarily by higher average prices and higher average supply-related sales volumes. The increase in energy supply procurement within electric distribution for the nine months ended September 30, 2022, as compared to the same period in 2021, was driven primarily by higher average prices, partially offset by lower average supply-related volumes. The increase in energy supply procurement within natural gas distribution for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was driven primarily by higher average prices and higher average supply-related sales volumes.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Fuel and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 91 and 116 percent for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, driven primarily by higher natural gas prices in New England. The increase in both periods was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the FMCC rate. The increase in electric distribution wholesale market sales revenues in both periods was also driven by higher proceeds from the sale of transmission rights over a one year period under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

EGMA Natural Gas Distribution Revenues: EGMA total operating revenues at the natural gas distribution segment increased by $5.5 million and $149.0 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. Included in the total operating revenues increase was EGMA’s base natural gas distribution revenues increase of $0.9 million and $23.1 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to a base distribution rate increase effective November 1, 2021.

Electric Transmission Revenues:  Electric transmission revenues increased $50.5 million and $131.5 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Purchased Power Costs	$446.9	$832.3
Natural Gas Costs	34.5	214.8
Transmission Costs	75.9	242.7
Eliminations	(49.9)	(100.7)
Total Purchased Power, Fuel and Transmission	$507.4	$1,189.1

The increase in purchased power expense at the electric distribution business for the three months ended September 30, 2022, as compared to the same period in 2021, was driven primarily by higher energy supply procurement costs resulting from higher average prices and higher average supply-related sales volumes. The increase in purchased power expense at the electric distribution business for the nine months ended September 30, 2022, as compared to the same period in 2021, was driven primarily by higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. The increase in both periods was also due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P and higher net metering costs at NSTAR Electric and CL&P.

The increase in costs at the natural gas distribution segment for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due primarily to higher average prices and higher average supply-related sales volumes.

The increase in transmission costs for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily the result of an increase resulting from the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in costs billed by ISO-NE that support regional grid investments. The increase in transmission costs for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily the result of an increase resulting from the retail transmission cost deferral, which was partially offset by a decrease in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021 that was reflected as reduction to Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement	$28.4	$—
General costs (including outside corporate services, insurance, fees and assessments)	14.2	23.6
Shared corporate costs (including computer software depreciation at Eversource Service)	8.7	18.6
Storm costs	5.1	9.6
Operations-related expenses (including vegetation management, outside services and vehicles)	5.6	5.7
Absence in 2022 of CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	(10.0)	(10.0)
Other non-tracked operations and maintenance	1.2	5.6
Total Base Electric Distribution (Non-Tracked Costs)	53.2	53.1
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increases due primarily to higher transmission expenses	29.3	68.6
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increases due primarily to higher employee-related expenses and higher shared corporate costs	4.1	22.2
Tracked Costs	3.4	11.0
Total Natural Gas Distribution	7.5	33.2
Water Distribution	2.2	4.9
Parent and Other Companies and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	(6.2)	22.4
Transaction and Transition Costs	(3.0)	(6.0)
Eliminations	(17.8)	(63.1)
Total Operations and Maintenance	$65.2	$113.1

Depreciation expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due to higher utility plant in service balances.

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

Amortization increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism) and NSTAR Electric, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. For the nine month period, the increase was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm costs deferred assets.

Energy Efficiency Programs expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($36.1 million and $64.6 million, respectively) and higher amortization of debt discounts and premiums, net ($1.5 million and $2.0 million, respectively). Additionally, Interest Expense increased for the nine month period as a result of an increase in interest on short-term notes payable ($3.7 million), and an increase in interest expense on regulatory deferrals ($2.7 million). These increases in interest expense were partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($6.2 million and $8.8 million, respectively), lower interest resulting from the 2022 payment of withheld property taxes at NSTAR Electric ($1.8 million and $2.9 million, respectively), and a decrease in RRB interest expense ($0.3 million and $1.0 million, respectively).

Other Income, Net increased for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($33.6 million and $100.6 million, respectively), an increase in interest income primarily from regulatory deferrals ($6.8 million and $13.1 million, respectively), a gain on the sale of property ($2.5 million and $2.6 million, respectively), an increase in capitalized AFUDC related to equity funds ($2.3 million and $5.0 million, respectively), and higher investment income driven by market volatility ($1.9 million and $1.7 million, respectively). Additionally, Other Income, Net increased for the nine month period as a result of an increase in equity in earnings related to Eversource's equity method investments ($7.5 million), and decreased for the three month period as a result of a decrease in equity in earnings related to Eversource’s equity method investments ($1.1 million).

Income Tax Expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($18.9 million), higher state taxes ($0.6 million), and an increase in return to provision adjustments ($11.2 million), partially offset by an increase in amortization of EDIT ($3.5 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.6 million).

Income Tax Expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($47.4 million), higher state taxes ($6.6 million), lower share-based payment excess tax benefits ($1.9 million), and an increase in return to provision adjustments ($11.2 million), partially offset by an increase in amortization of EDIT ($10.1 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.2 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2022	2021	Increase	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Operating Revenues	$3,690.6	$2,736.5	$954.1	$2,752.3	$2,343.1	$409.2	$1,077.1	$887.2	$189.9
Operating Expenses:
Purchased Power and Transmission	1,585.5	1,073.7	511.8	971.8	711.7	260.1	452.0	279.5	172.5
Operations and Maintenance	515.9	465.6	50.3	475.7	421.6	54.1	194.1	168.2	25.9
Depreciation	265.0	253.1	11.9	269.9	251.5	18.4	95.0	89.5	5.5
Amortization of Regulatory Assets, Net	318.3	76.6	241.7	65.3	24.0	41.3	43.4	62.7	(19.3)
Energy Efficiency Programs	103.1	100.8	2.3	255.2	226.1	29.1	28.7	30.5	(1.8)
Taxes Other Than Income Taxes	290.5	275.3	15.2	185.8	163.5	22.3	73.4	69.7	3.7
Total Operating Expenses	3,078.3	2,245.1	833.2	2,223.7	1,798.4	425.3	886.6	700.1	186.5
Operating Income	612.3	491.4	120.9	528.6	544.7	(16.1)	190.5	187.1	3.4
Interest Expense	125.2	124.4	0.8	119.0	106.7	12.3	43.4	42.7	0.7
Other Income, Net	61.3	21.7	39.6	101.4	58.9	42.5	23.4	11.6	11.8
Income Before Income Tax Expense	548.4	388.7	159.7	511.0	496.9	14.1	170.5	156.0	14.5
Income Tax Expense	126.3	104.6	21.7	110.7	114.6	(3.9)	36.4	32.5	3.9
Net Income	$422.1	$284.1	$138.0	$400.3	$382.3	$18.0	$134.1	$123.5	$10.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2022	2021	Percentage Increase
CL&P	15,781	15,728	0.3%
NSTAR Electric	17,577	17,343	1.3%
PSNH	5,927	5,901	0.4%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $954.1 million at CL&P, $409.2 million at NSTAR Electric, and $189.9 million at PSNH, for the nine months ended September 30, 2022, as compared to the same period in 2021.

Base Distribution Revenues:
•CL&P's distribution revenues increased $0.4 million.
•NSTAR Electric's distribution revenues increased $31.6 million due primarily to the impact of its base distribution rate increase effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing.
•PSNH's distribution revenues increased $5.4 million due primarily to the impact of its base distribution rate increase effective August 1, 2021 to reflect plant additions in calendar year 2020 included in its revenue requirement.

Electric distribution revenues at CL&P also increased $93.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due to the absence of a 2021 reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. In the 2021 settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that was provided as credits to customers on electric bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement.

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

Tracked revenues increased/(decreased) for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$397.3	$117.0	$188.4
Retail transmission	94.8	135.3	(6.1)
Energy Efficiency	4.8	31.0	2.1
Stranded costs	(2.7)	(11.7)	(45.5)
Other distribution tracking mechanisms	1.0	19.5	(1.0)
Wholesale Market Sales Revenue	378.2	98.4	38.5

The increase in energy supply procurement at CL&P and NSTAR Electric was driven primarily by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement at PSNH was driven primarily by higher average prices and higher average supply-related sales volumes.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 116 percent for the nine months ended September 30, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the FMCC rate. The increase in wholesale market sales revenues at CL&P, NSTAR Electric and PSNH was also driven by higher proceeds from the sale of transmission rights over a one year period under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $49.3 million at CL&P, $50.4 million at NSTAR Electric, and $31.8 million at PSNH for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $55.6 million at CL&P, $58.4 million at NSTAR Electric and $18.6 million at PSNH for the nine months ended September 30, 2022, as compared to the same period in 2021.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$461.8	$182.8	$187.2
Transmission Costs	103.3	135.6	3.8
Eliminations	(53.3)	(58.3)	(18.5)
Total Purchased Power and Transmission	$511.8	$260.1	$172.5

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers and the cost of energy purchase contracts, as required by regulation.

•The increase at CL&P was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related volumes. The increase was also due to higher long-term contractual energy-related costs and higher net metering costs that are recovered in the non-bypassable component of the FMCC mechanism.
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

•The increase in transmission costs at CL&P, NSTAR Electric and PSNH was due primarily to an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers and an increase in costs billed by ISO-NE that support regional grid investments. At CL&P and PSNH, this was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
General costs (including outside corporate services, insurance, fees and assessments)	$11.1	$8.4	$4.1
Shared corporate costs (including computer software depreciation at Eversource Service)	6.5	9.8	2.3
Storm costs	6.6	(2.8)	5.8
Operations-related expenses (including vegetation management, outside services and vehicles)	5.6	(1.2)	1.3
Employee-related expenses, including labor and benefits	5.3	1.7	2.8
Absence in 2022 of CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	(10.0)	—	—
Other non-tracked operations and maintenance	(0.1)	5.2	(0.7)
Total Base Electric Distribution (Non-Tracked Costs)	25.0	21.1	15.6
Tracked Costs:
Transmission expenses	17.7	7.2	8.8
Other tracked operations and maintenance	7.6	25.8	1.5
Total Tracked Costs	25.3	33.0	10.3
Total Operations and Maintenance	$50.3	$54.1	$25.9

Depreciation increased for the nine months ended September 30, 2022, as compared to the same period in 2021, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

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

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P and NSTAR Electric was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The decrease at PSNH was due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($0.8 million), higher interest expense on regulatory deferrals ($0.8 million), and higher amortization of debt discounts and premiums, net ($0.3 million), partially offset by an increase in capitalized AFUDC related to debt funds ($1.1 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($11.8 million), higher interest expense on regulatory deferrals ($2.3 million), higher amortization of debt discounts and premiums, net ($0.5 million), and a decrease in capitalized AFUDC related to debt funds ($0.2 million), partially offset by lower interest resulting from the 2022 payment of withheld property taxes at NSTAR Electric ($2.9 million).

•The increase at PSNH was due to higher interest expense on regulatory deferrals ($1.8 million), higher interest on short-term notes payable ($1.1 million), and higher interest on long-term debt ($0.6 million), partially offset by lower amortization of debt discounts and premiums, net ($1.6 million), a decrease in RRB interest expense ($1.0 million) and an increase in capitalized AFUDC related to debt funds ($0.3 million).

Other Income, Net increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($37.1 million), an increase in capitalized AFUDC related to equity funds ($4.2 million) and an increase in interest income primarily on regulatory deferrals ($0.5 million), partially offset by investment losses in 2022 compared to investment income in 2021 driven by market volatility ($2.1 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($33.7 million) and an increase in interest income primarily on regulatory deferrals ($10.0 million), partially offset by a decrease in capitalized AFUDC related to equity funds ($1.1 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($12.2 million) and an increase in capitalized AFUDC related to equity funds ($0.5 million), partially offset by a decrease in interest income primarily on regulatory deferrals ($0.9 million).

Income Tax Expense increased/decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($33.5 million), higher state taxes ($0.7 million), and lower share-based payment excess tax benefits ($0.7 million), partially offset by a decrease in return to provision adjustments ($6.3 million), an increase in amortization of EDIT ($1.5 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.4 million).
•The decrease at NSTAR Electric was due primarily to an increase in amortization of EDIT ($9.7 million), partially offset by an increase in pre-tax earnings ($2.9 million), higher state taxes ($0.7 million), lower share-based payment excess tax benefits ($0.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($3.0 million), higher state taxes ($1.8 million), a decrease in amortization of EDIT ($0.4 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million), partially offset by a decrease in return to provision adjustments ($2.3 million).

EARNINGS SUMMARY

CL&P's earnings increased $138.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the absence in 2022 of the October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings for a storm performance penalty imposed by PURA as a result of CL&P’s preparation for and response to Tropical Storm Isaias in August 2020 recorded in 2021. The after-tax impact of the settlement agreement and storm performance penalty imposed by the PURA was $85.8 million. Earnings were also favorably impacted by higher earnings from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base, lower pension plan expense, and a lower effective tax rate resulting from the income tax return to provision adjustment in the third quarter and a decrease in permanent and flow-through income tax items. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and higher property and other tax expense.

NSTAR Electric's earnings increased $18.0 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to the base distribution rate increase effective January 1, 2022, an increase in transmission earnings driven by a higher transmission rate base, and an increase in interest income primarily on regulatory deferrals. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other tax expense, higher depreciation expense, and higher interest expense.

PSNH's earnings increased $10.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to an increase in transmission earnings driven by a higher transmission rate base, lower pension plan expense, and the base distribution rate increase effective August 1, 2021. The earnings increase was partially offset by higher operations and maintenance expense, the absence in 2022 of a favorable impact of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement that was recorded in 2021, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $554.3 million for the nine months ended September 30, 2022, as compared to $450.6 million in the same period of 2021. The increase in operating cash flows was due primarily to an increase in regulatory over-recoveries (excluding storm payments) driven by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms, the absence in 2022 of pension contributions of $78.9 million made in 2021, and the timing of cash payments made on our accounts payable. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, $72.0 million of customer credits distributed in the first nine months of 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, an increase of $53.9 million in cash payments for storm costs, a $42.2 million increase in income tax payments made in 2022, as compared to 2021, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $634.6 million for the nine months ended September 30, 2022, as compared to $617.3 million in the same period of 2021. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, a $37.0 million increase in income tax refunds received in 2022, as compared to 2021, an increase in regulatory over-recoveries (excluding storm payments) driven by the timing of collections for regulatory tracking mechanisms, cash payments made on our accounts payable, and the timing of other working capital items. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by an increase of $109.8 million in cash payments for storm costs, a $76.1 million payment in the second quarter of 2022 related to withheld property taxes, and an increase of $5.0 million in pension contributions made in 2022, as compared to 2021.

PSNH had cash flows provided by operating activities of $246.7 million for the nine months ended September 30, 2022, as compared to $237.2 million in the same period of 2021.  The increase in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and an increase in regulatory over-recoveries driven by the timing of collections for regulatory tracking mechanisms. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, the timing of other working capital items, an increase of $5.7 million in cost of removal expenditures, and a $4.0 million increase in income tax payments made in 2022, as compared to 2021.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2022 and 2021 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2022	2021	Increase/(Decrease)
Operating Revenues	$1,369.1	$919.6	$449.5
Operating Expenses:
Purchased Power and Transmission	641.1	392.3	248.8
Operations and Maintenance	189.9	137.8	52.1
Depreciation	89.5	85.3	4.2
Amortization of Regulatory Assets, Net	105.8	28.9	76.9
Energy Efficiency Programs	37.9	35.7	2.2
Taxes Other Than Income Taxes	104.2	99.9	4.3
Total Operating Expenses	1,168.4	779.9	388.5
Operating Income	200.7	139.7	61.0
Interest Expense	42.4	42.7	(0.3)
Other Income, Net	21.9	6.9	15.0
Income Before Income Tax Expense	180.2	103.9	76.3
Income Tax Expense	36.9	33.7	3.2
Net Income	$143.3	$70.2	$73.1

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 5,862 and 5,776 for the three months ended September 30, 2022 and 2021, respectively, resulting in an increase of 1.5 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $449.5 million for the three months ended September 30, 2022, as compared to the same period in 2021.

Base Distribution Revenues: CL&P's base distribution revenues were flat.

Electric distribution revenues also increased $93.4 million for the three months ended September 30, 2022, as compared to the same period in 2021, due to the absence of a 2021 reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. In the 2021 settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in the first quarter of 2021 for a civil penalty for non-compliance with storm performance standards that was provided as credits to customers on electric bills beginning on September 1, 2021 over a one-year period. The penalty was reclassified from Operations and Maintenance expense to a reduction of Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues:
Energy supply procurement	$199.2
Retail transmission	31.5
Other distribution tracking mechanisms	(5.2)
Wholesale Market Sales Revenue	132.6

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

The increase in electric distribution wholesale market sales revenue was due primarily to higher average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 91 percent for the three months ended September 30, 2022, as compared to the same period in 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and the Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the FMCC rate. The increase in wholesale market sales revenues was also driven by higher proceeds from the sale of transmission rights over a one year period under CL&P’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

Transmission Revenues: Transmission revenues increased $16.2 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business. The impact of eliminations decreased revenues by $13.7 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Purchased Power Costs	$225.8
Transmission Costs	36.6
Eliminations	(13.6)
Total Purchased Power and Transmission	$248.8

The increase in purchased power costs was due primarily to higher energy supply procurement costs resulting from higher average prices and higher average supply-related volumes. The increase was also due to higher long-term contractual energy-related costs and higher net metering costs that are recovered in the non-bypassable component of the FMCC mechanism.

The increase in transmission costs was due primarily to an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Absence in 2022 of CL&P charge for Tropical Storm Isaias response in 2021 that was reflected as reduction to Operating Revenues in the third quarter of 2021 in connection with the finalization of the settlement agreement	$28.4
General costs (including outside corporate services, insurance, fees and assessments)	9.6
Storm costs	7.8
Absence in 2022 of CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	(10.0)
Other non-tracked operations and maintenance	3.1
Total Base Electric Distribution (Non-Tracked Costs)	38.9
Total Tracked Costs - Increase due primarily to higher transmission expenses	13.2
Total Operations and Maintenance	$52.1

Depreciation expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to a higher net plant in service balance.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms, and the amortization of certain costs as those costs are collected in rates. This deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization of Regulatory Assets, Net increased for the three months ended September 30, 2022, as compared to the same period in 2021, due to the deferral adjustment of energy supply, energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.

Other Income, Net increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($12.0 million), an increase in capitalized AFUDC related to equity funds ($2.0 million), an increase in interest income primarily from regulatory deferrals ($0.5 million), and investment income in 2022 compared to investment losses in 2021 driven by market volatility ($0.5 million).

Income Tax Expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to higher pre-tax earnings ($16.0 million), partially offset by lower state taxes ($0.5 million), a decrease in return to provision adjustments ($6.3 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($6.0 million).

EARNINGS SUMMARY

CL&P's earnings increased $73.1 million for the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to the absence in 2022 of the October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings recorded in 2021. The after-tax impact of the settlement agreement was $63.2 million. Earnings were also favorably impacted by an increase in transmission earnings driven by a higher transmission rate base, higher earnings from its capital tracking mechanism due to increased electric system improvements, a lower effective tax rate resulting from the income tax return to provision adjustment and a decrease in permanent and flow-through income tax items, and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and higher property and other tax expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2022, our regulated companies held collateral (letters of credit or cash) of $75.4 million from counterparties related to our standard service contracts.  As of September 30, 2022, Eversource had $35.4 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2022 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2022	—	$—	—	—
August 1 - August 31, 2022	—	—	—	—
September 1 - September 30, 2022	2,430	79.15	—	—
Total	2,430	$79.15	—	—

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 4.95% Debenture due September 15, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 15, 2022, File No. 001-02301)

4.1
First Amendment to Second Amended and Restated Credit Agreement, dated October 17, 2022, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

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

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, PSNH)
4
First Amendment to Second Amended and Restated Credit Agreement, dated October 17, 2022, by and among Eversource Energy, Aquarion Water Company of Connecticut, NSTAR Gas Company, The Connecticut Light and Power Company, Public Service Company of New Hampshire, Yankee Gas Services Company and Eversource Gas Company of Massachusetts and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 4, 2022	By:	/s/ John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 4, 2022	By:	/s/ John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 4, 2022	By:	/s/ John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 4, 2022	By:	/s/ John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)