Form 10-K
period 2022-12-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2023-02-15
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No
Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2022) was $29,211,450,455 based on a closing market price of $84.47 per share for the 345,820,415 common shares outstanding held by non-affiliates on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2023
Eversource Energy Common Shares, $5.00 par value	348,483,425	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2021 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 2023, are incorporated by reference into Parts II and III of this Report.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2021 Form 10-K	The Eversource Energy and Subsidiaries 2021 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
i

FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2022 FORM 10-K ANNUAL REPORT

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

Eversource Energy, headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 2005. We are engaged primarily in the energy delivery business through the following wholly-owned utility subsidiaries:

•The Connecticut Light and Power Company (CL&P), a regulated electric utility that serves residential, commercial and industrial customers in parts of Connecticut;

•NSTAR Electric Company (NSTAR Electric), a regulated electric utility that serves residential, commercial and industrial customers in parts of eastern and western Massachusetts and owns solar power facilities, and its wholly-owned subsidiary Harbor Electric Energy Company (HEEC), also a regulated electric utility that distributes electric energy to its sole customer;

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

•Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•Aquarion Company (Aquarion), a utility holding company that owns five separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire.

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

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2022, CL&P furnished retail franchise electric service to approximately 1.28 million customers in 149 cities and towns in Connecticut, covering an area of approximately 4,400 square miles. CL&P does not own any electric generation facilities.

Rates

CL&P is subject to regulation by the Connecticut Public Utilities Regulatory Authority (PURA), which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  CL&P's present general rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  CL&P's retail rates include a delivery service component, which includes distribution, transmission, conservation, renewable energy programs and other charges that are assessed on all customers.

Under Connecticut law, all of CL&P's customers are entitled to choose their energy suppliers, while CL&P remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, CL&P purchases power on behalf of, and passes the related cost without mark-up through to, those customers under standard service (SS) rates for customers with less than 500 kilowatts of demand (residential customers and small and medium commercial and industrial customers), and supplier of last resort service (LRS) rates for customers with 500 kilowatts or more of demand (larger commercial and industrial customers). CL&P charges customers only the amount that it pays generators for producing electricity and does not earn a profit on the cost of electricity.

The rates established by PURA for CL&P are comprised of the following:

•An electric generation service charge, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to competitive energy suppliers.  The generation service charge is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by PURA.

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

•A Federally Mandated Congestion Charge (FMCC), which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, any costs approved by PURA to reduce these charges, as well as other costs approved by PURA.  The FMCC has both a bypassable component and a non-bypassable component, and is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is adjusted periodically and reconciled annually to actual costs incurred, and reviewed by PURA, with any difference refunded to, or recovered from, customers.

•A Competitive Transition Assessment (CTA) charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by PURA, with any difference refunded to, or recovered from, customers.

•A Systems Benefits Charge (SBC), established to fund expenses associated with various hardship and low-income programs. The SBC is reconciled annually to actual costs incurred, and reviewed by PURA, with any difference refunded to, or recovered from, customers.

•A Renewable Energy Investment Charge, which is used to promote investment in renewable energy sources.  Amounts collected by this charge are deposited into the Connecticut Clean Energy Fund and administered by the Connecticut Green Bank.

•A Conservation Adjustment Mechanism (CAM) charge established to implement cost-effective energy conservation programs and market transformation initiatives. The CAM charge is reconciled annually to actual costs incurred, and reviewed by PURA, with any difference refunded to, or recovered from, customers through an approved adjustment to the following year’s energy conservation spending plan budget.

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

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel, Office of the Attorney General and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by PURA. PURA approved the settlement agreement on October 27, 2021. In accordance with the settlement agreement, CL&P agreed that its current base distribution rates shall be frozen, subject to certain customer credits, until no earlier than January 1, 2024. The rate freeze applies only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also does not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings, either currently pending or that may be initiated during the rate freeze period, that may place additional obligations on CL&P. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2022, CL&P supplied approximately 56 percent of its customer load at SS or LRS rates while the other 44 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 14 percent being on competitive supply, while 86 percent remain with SS or LRS. Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

As approved by PURA, CL&P periodically enters into full requirements supply contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements supply contracts for LRS loads every three months. If CL&P does not obtain full requirements supply contracts for 100 percent of the customer load for any period, it is authorized by PURA to meet the remaining load obligations directly through the ISO-NE wholesale markets. Currently, CL&P has full requirements supply contracts in place for 80 percent of its SS load for the first half of 2023 and will self-manage the remaining 20 percent of the load obligation through the ISO-NE wholesale markets. For the second half of 2023, CL&P has 20 percent of its SS load under full requirements supply contracts and intends to purchase an additional 80 percent of full requirements. None of the SS load for 2024 has been procured. CL&P was unable to obtain a full requirements supply contract for its LRS load through March 2023 and will self-manage the LRS load through ISO-NE wholesale markets. CL&P intends to purchase 100 percent of full requirements for LRS for the remainder of 2023, but is prepared to self-manage the LRS load if CL&P is unable to obtain full requirements supply contracts for LRS.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2022, NSTAR Electric furnished retail franchise electric service to approximately 1.47 million customers in 140 cities and towns in eastern and western Massachusetts, including Boston, Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles.

NSTAR Electric does not own any generating facilities that are used to supply customers, and purchases its energy requirements from competitive energy suppliers.

NSTAR Electric owns, operates and maintains a total of 70 MW of solar power facilities on twenty-two sites in Massachusetts.  NSTAR Electric sells energy from these facilities into the ISO-NE market, with proceeds credited to customers.

Rates

NSTAR Electric is subject to regulation by the Massachusetts Department of Public Utilities (DPU), which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, acquisition of securities, standards of service and construction and operation of facilities.  The present general rate structure for NSTAR Electric consists of various rate and service classifications covering residential, commercial and industrial services.

Under Massachusetts law, all customers of NSTAR Electric are entitled to choose their energy suppliers, while NSTAR Electric remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, NSTAR Electric purchases power from competitive suppliers on behalf of, and passes the related cost without mark-up through to, those customers (basic service). Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  NSTAR Electric charges customers only the amount that it pays generators for producing electricity and does not earn a profit on the cost of electricity.

The rates established by the DPU for NSTAR Electric are comprised of the following:

•A basic service charge that represents the collection of energy costs incurred as a result of providing electric generation service supply to all customers who have not migrated to competitive energy suppliers, including costs related to charge-offs of uncollectible energy costs from customers.  Basic service rates are reset every six months (every three months for large commercial and industrial customers). Additionally, the DPU has authorized NSTAR Electric to recover the cost of its NSTAR Green wind contracts through the basic service charge. Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

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

•Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net-metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, storm restoration, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, advanced metering infrastructure costs, electric vehicle make-ready infrastructure costs and provisional system planning charges. These charges are reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

As approved by the DPU, NSTAR Electric has signed long-term commitments for the purchase of energy from renewable energy facilities.

Distribution Rate Case: NSTAR Electric distribution rates were established in a November 2022 DPU-approved rate case, with rates effective January 1, 2023. The DPU approved a renewal of the performance-based ratemaking (PBR) plan originally authorized in its last rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2022 performance as the company achieved results at or above target for all of its SQ metrics in 2022.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own any generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy supply requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. As approved by the DPU, NSTAR Electric enters into supply contracts for basic service for approximately 35 percent of its residential and 25 percent of its small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for 11 percent of its large C&I customers every three months.

During 2022, NSTAR Electric supplied approximately 18 percent of its overall customer load at basic service rates. The remaining 82 percent of its overall customer load was served either by municipal aggregation or competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or operating income of NSTAR Electric.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2022, PSNH furnished retail franchise electric service to approximately 535,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles. PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers.  For those customers who do not choose a competitive energy supplier, PSNH purchases power on behalf of, and passes the related cost without mark-up through to, those customers (default energy service). PSNH charges customers only the amount that it pays generators for producing electricity and does not earn a profit on the cost of electricity.

The rates established by the NHPUC for PSNH are comprised of the following:

•A default energy service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to competitive energy suppliers.

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

The default energy service charge changes semi-annually, the SCRC rate changes annually with the option to change semi-annually beginning in 2023, and the transmission and SBC rates change annually. These rates are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

Distribution Rate Case: PSNH’s distribution rates were established in a December 2020 NHPUC-approved settlement agreement, with rates effective January 1, 2021. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. On October 20, 2022, the NHPUC approved the third step adjustment for 2021 plant in service to recover a revenue requirement of $8.9 million, with rates effective November 1, 2022. The total approved revenue requirement increase is being collected over the remainder of the rate year (November 1, 2022 – July 31, 2023).

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and as approved by the NHPUC, purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 81 percent of its residential and small C&I customers and for 17 percent of its large C&I customers.

During 2022, PSNH supplied approximately 48 percent of its customer load at default energy service rates while the other 52 percent of its customer load had migrated to competitive energy suppliers. Because this customer migration is only for energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, investments in net utility plant generally enter rate base after they are placed in commercial operation. At the end of 2022, our estimated transmission rate base was approximately $9.2 billion, including approximately $4.0 billion at CL&P, $3.7 billion at NSTAR Electric, and $1.5 billion at PSNH.

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

During 2019 and 2020, FERC has also issued multiple decisions in two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted new methodologies for determining base ROEs. On August 9, 2022, the Court issued a decision vacating these decisions and remanded to FERC to reopen the proceedings. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

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

NATURAL GAS DISTRIBUTION SEGMENT

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA), pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in 2021. The natural gas distribution assets acquired from CMA were assigned to Eversource Gas Company of Massachusetts (EGMA), an indirect wholly-owned subsidiary of Eversource formed in 2020. The LNG assets acquired from CMA were assigned to Hopkinton LNG Corp, also a subsidiary of Eversource.

NSTAR Gas distributes natural gas to approximately 306,000 customers in 52 communities in central and eastern Massachusetts covering 1,104 square miles. EGMA distributes natural gas to approximately 333,000 customers in 65 communities throughout Massachusetts covering 1,206 square miles. Yankee Gas distributes natural gas to approximately 251,000 customers in 74 cities and towns in Connecticut covering 2,632 square miles. Total throughput (sales and transportation) in 2022 was approximately 66.1 Bcf for NSTAR Gas, 54.3 Bcf for EGMA, and 58.4 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers who rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

NSTAR Gas, EGMA and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  All NSTAR Gas and EGMA retail customers have the ability to choose to purchase gas from third party marketers under the Massachusetts Retail Choice program. In the past year in Massachusetts, Retail Choice represented only approximately one percent of the total residential load, while Retail Choice represented approximately 56 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. For customers who purchase natural gas from NSTAR Gas, EGMA and Yankee Gas, the purchased natural gas commodity cost is passed through to those customers without mark-up. NSTAR Gas, EGMA and Yankee Gas do not earn a profit on the cost of purchased gas.

Firm transportation service is offered to customers who purchase natural gas from sources other than NSTAR Gas, EGMA or Yankee Gas. NSTAR Gas and EGMA have the ability to offer interruptible transportation and interruptible natural gas sales service to high volume commercial and industrial customers. Yankee Gas offers interruptible transportation and interruptible natural gas sales service to commercial and industrial customers who have the ability to switch from natural gas to an alternate fuel on short notice. NSTAR Gas, EGMA and Yankee Gas can interrupt service to these customers during peak demand periods or at any other time to maintain distribution system integrity.

A portion of the storage of natural gas supply for NSTAR Gas and EGMA during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to facilities consisting of an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas and facilities that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. EGMA has access to approximately 1.8 Bcf of LNG and 0.1 Bcf of LPG storage, with a total vaporization capacity of 0.14 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

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

•A local distribution adjustment clause (LDAC) at NSTAR Gas and EGMA that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, credits related to the Tax Cuts and Jobs Act of 2017, gas system enhancement program (GSEP) costs, costs associated with low income customers, and costs associated with a geothermal pilot program.  The LDAC is reset annually with any difference being recovered from, or refunded to, customers during the following period and provides for the recovery of certain costs applicable to both sales and transportation customers.

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

•A RDM at Yankee Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by PURA. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment in accordance with provisions of the 2018 rate case settlement agreement.

Distribution Rate Cases:
NSTAR Gas: NSTAR Gas distribution rates were established in an October 2020 DPU-approved rate case, with rates effective November 1, 2020. The DPU also approved a 10-year performance-based ratemaking plan through November 1, 2030, which includes inflation-based adjustments to annual base distribution amounts effective annually beginning November 1, 2021.

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

Service Quality Metrics: NSTAR Gas and EGMA are subject to SQ metrics that measure safety, reliability and customer service and each could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas and EGMA will not be required to pay an SQ charge for their 2022 performance as each achieved results at or above target for all of their SQ metrics in 2022.

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

In October 2020, the DPU opened Docket “DPU 20-80 The Future of Gas” to examine the role of Massachusetts natural gas local distribution companies (LDCs) in helping to meet the state’s 2050 climate goals. The DPU will consider new policies and structures that would protect customers as Massachusetts works to decarbonize the building sector, potentially recasting the role of LDCs in Massachusetts, which may require significant changes to the LDCs planning processes and business models. At this time, Eversource cannot predict the ultimate outcome of this proceeding and the resulting impact to its natural gas businesses, however the Company does not believe there is any indication of an inability to recover costs or risk of impairment of our natural gas assets at this time.

Connecticut: Yankee Gas' December 2018 PURA-approved rate case settlement agreement included an accelerated pipeline replacement cost recovery program. The Gas System Improvement (GSI) rate recovers accelerated pipeline replacement as well as other capital investment through an annual reconciliation. Yankee Gas files its GSI reconciliation annually on March 1st for rates effective April 1st.

In September 2021, PURA undertook a review of Connecticut natural gas companies’ infrastructure system expansion plan (SEP) to determine if the SEP continues to be in the best interest of the state’s comprehensive energy strategy. On April 27, 2022, PURA issued an order for the immediate winding down of the SEP by (1) ending the enrollment of new customers in the SEP program and permitting only a specific group of potential customers who have executed a services agreement with a natural gas company on or before a specified date (subsequently approved as August 16, 2022) to qualify for incentives under the current SEP; (2) directing all surplus non-firm margin to be deferred as a regulatory liability and applied to rate base in a future rate proceeding; and (3) directing the natural gas companies to cease all outbound and passive marketing regarding the SEP. On July 15, 2022, Eversource appealed the portion of this order pertaining to the deferral of non-firm margin as a reduction to future rate base. Eversource evaluated the prospective impact of this proceeding and does not believe the impact will be material to its future financial position, results of operations and cash flows.

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

WATER DISTRIBUTION SEGMENT

Aquarion Company (Aquarion) operates five separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT, and The Torrington Water Company), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA), and New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH, and Abenaki Water Company). These regulated companies provide water services to approximately 237,000 residential, commercial, industrial, municipal and fire protection and other customers, in 72 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2022, approximately 92 percent of Aquarion’s customers were based in Connecticut.

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

•In Connecticut, a revenue adjustment mechanism (RAM) that reconciles earned revenues, with certain allowed adjustments, on an annual basis, to the revenue requirement approved by PURA.

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

Sources and Availability of Water Supply

Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 133 million gallons per day, as well as water purchased from other water suppliers. Approximately 98 percent of our annual production is self-supplied and processed at nine surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.

The capacities of Aquarion’s sources of supply, and water treatment, pumping and distribution facilities, are considered sufficient to meet the present requirements of Aquarion’s customers under normal conditions. On occasion, drought declarations are issued for portions of Aquarion’s service territories in response to extended periods of dry weather conditions.

OFFSHORE WIND BUSINESS

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

Revolution Wind is a 704 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is a 130 MW offshore wind power project located approximately 35 miles east of Long Island. Sunrise Wind is a 924 MW offshore wind facility, which will be developed 35 miles east of Montauk Point, Long Island. The completion dates for these projects are subject to federal permitting through BOEM, engineering, state siting and permitting in New York, Rhode Island and Massachusetts and construction schedules. We have initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. For more information on these projects and on the strategic review, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL EXPENDITURES

For information on capital expenditures and projects during 2022, as well as projected capital expenditures by business, see "Business Development and Capital Expenditures" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Renewable Portfolio Standards

Each of the states in which we do business has Renewable Portfolio Standards (RPS) requirements, which generally require fixed percentages of our energy supply to come from renewable energy sources such as solar, wind, hydropower, landfill gas, fuel cells and other similar sources.

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2022, the total RPS obligation was 33.0 percent and will ultimately reach 48.0 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its generation service charge rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2022, the RPS and Clean Energy Standard (CES) requirements were 51.3 percent, and will ultimately reach 64.3 percent in 2025. Massachusetts electric suppliers were also required to meet Alternative Energy Portfolio Standards (APS) of 5.5 percent and Clean Peak Energy Standards (CPS) of 4.5 percent in 2022. Those requirements will reach 6.25 and 9.00 percent in 2025, respectively. NSTAR Electric is permitted to recover any costs incurred in complying with these requirements from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2022, the total RPS obligation was 22.5 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Environmental Regulation and Matters

We are subject to various federal, state and local environmental legislation and regulation with respect to water quality, air quality, natural/working lands (wetlands, resource areas, habitat), hazardous materials and other environmental matters. Our environmental policy includes formal procedures and a task-scheduling system in place to help ensure environmental compliance. The Board’s Governance, Environmental and Social Responsibility Committee also provides oversight of climate issues, environmental matters and compliance. We also identify and address potential environmental risks through our Enterprise Risk Management (ERM) program in addition to rigorous audits of our facilities, vendors, and processes.

Additionally, projects may not be constructed or significantly modified without a review of the environmental impact of the proposed construction or modification by the applicable federal or state agencies. Many of our construction projects require the submission of comprehensive permitting applications to various local, state and federal agencies. The permits we receive outline various best management practices and restoration requirements to address construction period-impacts.

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or natural resource damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at contaminated sites. As of December 31, 2022, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $122.6 million, representing 59 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $112.6 million of the total $122.6 million as of December 31, 2022. MGP costs are recoverable through rates charged to our customers.

When planning environmental investigations and remediation of impacted properties, we work closely with the municipalities and environmental regulators to ensure that our remediation plans adhere to applicable regulations while protecting human health and the environment. In many cases, these remediation projects are designed to address opportunities for beneficial reuse of the property.

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

Regulatory Impacts of Climate Change: Global climate change continues to receive increasing focus from the federal and state governments. The Biden administration has communicated a strong focus on addressing climate change by setting a U.S. target of reducing greenhouse gas (GHG) emissions by 50 percent by 2030, compared to 2005 levels, and achieving net-zero emissions by 2050 economy-wide. The plan calls for aggressive measures focused on clean transportation, clean energy and climate investments targeted at environmental justice communities. In support of this plan, federal funding and incentive programs for clean transportation and energy offer opportunities for Eversource to invest in projects that have the ability to reduce emissions in the region while benefiting our communities and shareholders. Similarly, some of the states in which we operate have aggressive climate goals and implementation plans. In Connecticut, legislation includes a target to achieve zero-carbon electricity by 2040. In response to 2021 climate legislation, in 2022, Massachusetts finalized sub-limits for the transportation, building and electricity sectors, among others, in support of the state’s net zero emissions target by 2050. These state regulations and related policies may introduce risks and opportunities to our businesses if demands for energy or heating change or if investment opportunities for new projects present themselves.

We are continually evaluating the evolving regulatory landscape concerning climate change, which could potentially lead to additional requirements and additional rules and regulations that could impact how we operate our businesses. Potential future environmental statutes and regulations, such as additional greenhouse gas reduction regulations to address global climate change, could impose significant additional costs and there can be no assurance that regulators will approve the recovery of those costs.

Physical and Transitional Impacts of Climate Change: Eversource assesses the physical impacts of climate change that are event-driven or due to longer-term shifts in climate patterns, as well as transitional impacts related to a shift to a lower-carbon economy and changes to address mitigation and adaptation requirements. To address physical and transitional impacts related to climate change, maintain resiliency across our system, and enable potential opportunities for our business, we are pursuing the following actions:

•Improving our system resiliency in response to climate change through vegetation management, pole and wire strengthening, flood proofing, and other system hardening measures;
•Implementing a grid modernization plan that will enhance our electric distribution infrastructure to improve resiliency and reliability and increase opportunities to facilitate integration of distributed energy resources and electric vehicle infrastructure;
•Focusing on improving the efficiency of our electric and natural gas distribution systems, preparing for increased opportunities that clean energy advancements create, and providing customers with ways to optimize their energy efficiency;
•Investigating emerging technologies such as energy storage and automation programs that improve reliability;
•Implementing programs to address risks that may impact water availability and water quality; and
•Evaluating opportunities for our natural gas system and exploring alternative, less carbon-intense, technologies like renewable natural gas and geothermal for heating.

Physical risks from climate change may result from sea level rise and shifting weather conditions, such as changes in precipitation, extreme heat, more frequent and severe storms, droughts and floods. These risks may result in customers’ energy and water usage increasing or decreasing depending on the duration and magnitude of the changes, degradation of water quality and our ability to reliably deliver our services to customers. Severe weather may cause outages, potential disruption of operations, and property damage to our operating facilities.

Our actions to improve system reliability and resiliency allow our business to operate under changing conditions and meet customer expectations. System improvements are designed to withstand severe weather impacts and include installing new and stronger infrastructure like poles, wires and related system equipment, as well as enhanced year-round tree trimming. We are reinforcing existing critical facilities to withstand storm surges and all future substations are being “flood hardened” to better protect our system against storm surges associated with the increasing risk of severe weather. We created our comprehensive emergency preparedness and response plans in partnership with state and community leaders so that when a storm occurs, we can provide customers and municipalities with timely and accurate information, while safely and promptly restoring power. Additionally, we collaborate with other utility providers and industry partners across the country to better understand storm hazards and develop solutions to improve our system reliability.

We have made a corporate commitment to reduce Scope 1 and 2 greenhouse gas emissions from our operations and reach carbon neutrality by 2030. In November 2022, we committed to setting a science-based target within the next two years, which will expand our emission reduction efforts to include indirect Scope 3 sources. Greenhouse gas emissions from our operations consist primarily of line loss (emissions associated with the energy lost when power is transmitted and distributed across the electric system), methane leaks from our natural gas distribution system, operating our facilities and vehicle fleet, and sulfur hexafluoride (SF6) leaks from electric equipment. To measure our influences on climate change, we quantify and publicly report our operational carbon footprint through a third-party verified GHG emission inventory on an annual basis. Our initiatives to reduce GHG emissions across our company include improving energy efficiency and expanding the use of renewable energy at our buildings, utilizing alternative fuels and introducing more hybrid vehicles into the company fleet, cutting fugitive emissions of methane and SF6 by replacing leaky natural gas pipes, improving maintenance of electrical equipment, and piloting innovative technologies.

Our business is also transitioning in response to climate change and we are enabling broad decarbonization of the electrical and building sectors in support of regional policies and targets. We actively support local, state and federal emission reduction goals to address climate change and pursue climate-related opportunities that enable continued business success while serving the needs of our customers. Our clean energy investments help reduce regional emissions while improving shareholder value. Meanwhile, our energy efficiency solutions and electric vehicle infrastructure investments allow our customers to make choices that minimize climate-related impacts.

Additionally, as our business transitions to support a low carbon economy, human capital needs will also change with the potential to impact our workforce. As new technologies are implemented, we will need to recruit, develop and possibly retrain employees to meet the need for new skill sets.

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

HUMAN CAPITAL

Eversource is committed to delivering reliable energy and superior customer service; expanding energy options for our region; environmental stewardship; a safe, diverse and fairly-compensated workforce; and community service and leadership. Our employees are critical to achieving this mission and we recognize the importance of attracting, retaining, growing and developing our employees. Leaders at all levels strive to create a workplace where our employees are engaged, advocate for the customer, work collaboratively, raise ideas for improvement and focus on delivering a superior customer experience. We build employee engagement through continuous communication, developing talent, fostering teamwork and creating a diverse, equitable and inclusive workplace.

As of December 31, 2022, Eversource Energy employed a total of 9,626 employees, excluding temporary employees, of which 1,444 were employed by CL&P, 1,648 were employed by NSTAR Electric, and 796 were employed by PSNH. In addition, 3,664 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 13 collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We use metrics such as Eversource Corporate Days Away Restricted Time (DART) and Preventable Motor Vehicle events, among others, to monitor safety performance. Our DART safety performance was 1.0 in 2022, measured by days away, restricted or transferred per 100 workers, using the DART-OSHA method of measurement.

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

Eversource continues to develop a diverse workforce with an increased focus on women and minorities in leadership and has DEI goals and initiatives for diversity in leadership promotions and new hires, diverse external hires, diverse candidate slate, key talent, workforce representation, leadership engagement, community support and supplier spends. Eversource drives accountability for DEI progress throughout the company and executive compensation is linked to meeting these goals. We sustained our successful drive to increase workforce diversity; in 2022, 61.6% of our external hires were women and/or people of color and 45.1% percent of new hires and promotions into leadership roles were women and/or people of color.

Eversource’s executive leadership team promotes and supports DEI by leading and building diverse, inclusive work teams with high engagement, growing a pipeline of diverse talent, leveraging multiple perspectives to improve customer service, using diverse suppliers, engaging with multicultural organizations in our communities and supporting the work of our DEI council, racial equity task force, business resource groups, and our cross-functional pro-equity advisory team, which developed and began to implement justice and equity training to all employees in 2022.

Eversource's Board of Trustees is committed to diversity, equity and inclusion and receives regular monthly progress updates. The Corporate Governance, Environmental and Social Responsibility Committee of the Board of Trustees is responsible for the oversight of environmental, human capital management and social responsibility strategy, programs and policies. The Board of Trustees seeks diversity in gender, race/ethnicity and personal background when considering Trustee candidates.

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

Community & Social Impact. Eversource and our employees support many programs, agencies, and not-for-profit organizations that provide economic and community development, the environment, and initiatives that address local, high-priority concerns and needs. Eversource provides donations and other support to community agencies, including significant volunteer hours of our employees.

See Item 11, Executive Compensation, included in this Annual Report on Form 10-K, as well as our 2021 Sustainability Report and our 2021 Diversity, Equity and Inclusion Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report, Diversity, Equity and Inclusion Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

Cyberattacks that seek to exploit potential vulnerabilities in the utility industry and seek to disrupt electric, natural gas and water transmission and distribution systems are increasing in sophistication, magnitude and frequency. In the first quarter of 2022, the federal government notified the owners and operators of critical infrastructure that the conflict between Russia and Ukraine has increased the likelihood of a cyberattack on such systems. A successful cyberattack on the information technology systems that control our transmission, distribution, natural gas and water systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

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

In the regular course of business, we, and our third-party suppliers, rely on information technology to maintain sensitive customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We employ system controls to prevent the dissemination of certain confidential information and periodically train employees on phishing risks. We maintain cyber insurance to cover damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to address a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Business and Operational Risks:

Strategic development opportunities associated with offshore wind or investment opportunities in electric transmission, distributed generation, or clean-energy opportunities may not be successful, and projects may not commence operation as scheduled or within budget, or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the Northeast region related to the development, construction and operation of offshore wind electric generation facilities, and investment opportunities in electric transmission facilities, distributed generation and other clean-energy infrastructure. The states in which we provide service have implemented selection procedures for such new facilities that require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. Accordingly, our projects may not be selected for construction. The development and construction of projects selected for construction involves numerous significant risks including scheduling delays, increased costs, tax strategies and changes to federal tax laws, federal, state and local permitting and regulatory approval processes, specifically BOEM’s approval processes, new legislation impacting the industry, future legislative or regulatory actions that could result in these projects not being probable of entering the construction phase, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, actions of our strategic partners, and capacity factors once projects are placed in operation. Also, supply constraints in New England are leading to historic increases in fuel and commodity costs which may impact our ability to accomplish our strategic objectives.

Our offshore wind partnership’s ability to generate returns from its offshore wind projects will depend on meeting construction schedules, controlling project costs, maintaining continuing interconnection arrangements, power purchase agreements, or other market mechanisms as well as interconnecting utility and Regional Transmission Organizations rules, policies, procedures and FERC tariffs that permit future offshore wind project operations. Additionally, scheduling or permitting delays in offshore wind projects, increases in cost estimates, higher interest rates, changes to tax laws impacting the offshore wind partnership’s ability to monetize tax attributes, or the cancellation of any projects, as well as the other risk factors described above, could result in lower investment returns and, if significant enough, an impairment of the carrying value of our investment. Such an impairment could have a material adverse effect on our financial position, results of operations, and cash flows, or our future growth opportunities may not be realized as anticipated.

We assess our investments (recorded as either long-lived assets or equity method investments) for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. To the extent the value of the investment becomes impaired, the impairment charge could have a material adverse effect on our financial condition and results of operations.

We rely on third-party suppliers for equipment, materials, and services and we outsource certain business functions to third-party suppliers and service providers, and substandard performance or inability to fulfill obligations by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. We also continue to pursue enhancements to standardize our systems and processes. The global supply chain of goods and services is currently being negatively impacted by several factors, including the geopolitical climate, labor shortages, domestic and international shipping constraints, increased demand, and shortages of raw materials. As a result, we are seeing delivery delays of certain goods. Additionally, the prices for equipment, materials, and contractor services have increased, and may continue to increase. If significant difficulties in the global supply chain cycle or inflationary impacts were to continue or worsen, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, a solar event, an electromagnetic event, or other similar occurrences; increasingly severe weather conditions due to climate change beyond equipment and plant design capacity; human error; global supply chain disruptions; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electric transmission system may increase. We also implement new information technology systems from time to time, which may disrupt operations. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operations and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

New technology and alternative energy sources could adversely affect our operations and financial results.

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers, and may require us to make significant expenditures to remain competitive. These changes in technology, including micro-grids and advances in energy or battery storage, could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. Additionally, in response to risks posed by climate change, we may need to make investments in our system including upgrades or retrofits to meet enhanced design criteria, which can incur additional costs over conventional solutions.

The loss of key personnel, the inability to hire and retain qualified employees, or the failure to maintain a positive relationship with our workforce could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. Our workforce in our subsidiaries includes many workers with highly specialized skills maintaining and servicing the electric, natural gas and water infrastructure that cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees. Labor disputes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms, as well as the increased competition for talent or the intentional misconduct of employees or contractors, may also have an adverse effect on our business, financial position and results of operations.

Risks Related to the Environment and Catastrophic Events:

The effects of climate change, including severe storms, could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Climate change creates physical and financial risks to our operations. Physical risks from climate change may include an increase in sea levels and changes in weather conditions, such as changes in precipitation, extreme heat and extreme weather events. Customers’ energy and water needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. For water customers, conservation measures imposed by the communities we serve could impact water usage. To the extent weather conditions are affected by climate change, customers’ energy and water usage could increase or decrease depending on the duration and magnitude of the changes.

Severe weather, such as ice and snow storms, tornadoes, micro-bursts, hurricanes, floods, droughts, and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers, and could result in penalties or fines. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows. We maintain property insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. Additionally, these types of weather events risk interruption of the supply chain and could disrupt the delivery of goods and services required for our operations.

Transitional impacts related to climate change may have an adverse effect on our business and results of operations due to costs associated with new technologies, evolving customer expectations and changing workforce needs.

Initiatives to mitigate the impacts of climate change, support a transition to cleaner energy, and reduce emissions, may have a material adverse financial impact to our business. These impacts include the costs associated with the development and implementation of new technologies to maintain system reliability and resiliency and lower emissions, including grid modernization and energy storage. An increase in such costs, unless promptly recovered, could have an adverse impact on our financial position, results of operations and cash flows. There may also be financial and reputational risks if we fail to meet evolving customer expectations, including enabling the integration of residential renewables and providing low carbon solutions, such as electric vehicle infrastructure and energy efficiency services. Additionally, actions to mitigate climate change may result in a transition in our workforce that must adapt to meet the need for new job skills. Associated costs include training programs for existing employees and workforce development as we transition to new technologies and clean energy solutions.

Adequacy of water supplies and contamination of our water supplies, the failure of dams on reservoirs providing water to our customers, or requirements to repair, upgrade or dismantle any of these dams, may disrupt our ability to distribute water to our customers and result in substantial additional costs, which could adversely affect our financial position, results of operations and cash flows.

Our water business faces an inherent strategic risk related to adequacy of supply (i.e., water scarcity). Water scarcity risk is heightened by multiple factors. We expect that climate change will cause both an increase in demand due to increasing temperatures and a potential for a decrease of available supply due to shifting rainfall and recharge patterns. Regulatory constraints also present challenges to permit new sources of supply in the region. In Connecticut, where the vast majority of our dams are located, impounded waterways are required to release minimum downstream flow. New regulations are being phased into effect over the next one to five years that will increase the volume of downstream releases required across our Connecticut service territory, depleting the volume of supply in storage that is used to meet customer demands. This combination of factors may cause an increased likelihood of drought emergencies and water use restrictions that could adversely affect our ability to provide water to our customers, and reputational/brand damage that could negatively impact our water business.

Our water supplies, including water provided to our customers, are also subject to possible contamination from naturally occurring compounds or man-made substances. Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations and cash flows. We maintain liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines not owned by Eversource. If there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows. We maintain property and liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. In addition, physical attacks against third-party providers could have a similar effect on the operation of our systems.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the NERC. The regulatory process may be adversely affected by the political, regulatory and economic environment in the states in which we operate.

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric, natural gas and water companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings or challenges to certain provisions in our distribution tariffs could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings could adversely affect our financial position, results of operations and cash flows.

The federal, state and local political and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for us. These decisions may require us to cancel, reduce, or delay planned development activities or other planned capital expenditures or investments or otherwise incur costs that we may not be able to recover through rates. There can be no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, and storm restoration. The inability to recover a significant amount of operating costs could have an adverse effect on our financial position, results of operations, and cash flows. Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies. In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. These actions would have an adverse effect on our financial position, results of operations and cash flows.

The FERC has jurisdiction over our transmission costs recovery and our allowed ROEs. If FERC changes their methodologies on developing ROEs there could be a negative impact on our results of operations and cash flows. Additionally, certain outside parties have filed four complaints against all electric companies under the jurisdiction of ISO-NE alleging that our allowed ROEs are unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations and cash flows.

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

Changes in tax laws, including the Inflation Reduction Act (IRA) of 2022, as well as the potential tax effects of business decisions could negatively impact our business, results of operations (including our expected project returns from our planned offshore wind facilities), financial condition and cash flows.

We are exposed to significant reputational risks, which make us vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events, including those related to climate change. Adverse publicity of this nature could harm our reputation and the reputation of our subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view us in a favorable light; and may cause us to be subject to less favorable legislative and regulatory outcomes, legal claims or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. Further, we rely upon purchased power and purchased natural gas supply from third parties to meet customers’ energy requirements. Due to a variety of factors, including the inflationary economic environment, conflict in Russia and Ukraine, and increased customer energy demand, the cost of energy supply in New England has significantly increased. We also may be required to implement rolling blackouts by ISO-New England, the region’s independent grid operator if enough capacity is not available in the area to meet peak demand needs. The significant supply cost increases, as well as any failure to meet customer energy requirements, could negatively impact the satisfaction of our customers and our customers’ ability to pay their utility bill, which could have an adverse impact on our business, reputation, financial position, results of operations and cash flows.

Addressing any adverse publicity, regulatory scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of our business, on the morale and performance of our employees and on our relationships with respective regulators, customers and counterparties. We are unable to predict future legislative or regulatory changes, initiatives or interpretations, and there can be no assurance that we will be able to respond adequately or sufficiently quickly to such actions. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our financial position, results of operations and cash flows.

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive and increasing federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality, water discharges, the management of hazardous material and solid waste, and air emissions. Compliance with these requirements requires us to incur significant costs relating to environmental permitting, monitoring, maintenance and upgrading of facilities, remediation, and reporting.

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

We use short-term debt and the long-term capital markets as a significant source of liquidity and funding for capital requirements not obtained from our operating cash flow. If access to these sources of liquidity becomes constrained, our ability to implement our business strategy could be adversely affected. In addition, interest rates have increased and may continue to increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly, which could adversely impact our financial position, results of operations and cash flows. A downgrade of our credit ratings or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.

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

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2022, totaled $4.52 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization.

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

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2022, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	474	73
Transformer capacity (in kVa)	44,614,960	19,129,000
Overhead lines (in circuit miles)	40,502	3,984
Underground lines (in circuit miles)	18,085	423
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	175	20	176	31	123	22
Transformer capacity (in kVa)	21,967,000	3,184,000	18,151,360	11,595,000	4,496,600	4,350,000
Overhead lines (in circuit miles)	16,717	1,678	11,489	1,252	12,296	1,054
Underground lines (in circuit miles)	6,839	143	9,167	277	2,079	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	680,739	293,512	217,089	170,138
Aggregate capacity (in kVa)	41,162,476	16,574,834	17,389,978	7,197,664

Electric Generating Plants

As of December 31, 2022, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Capacity (kilowatts, dc)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2022, NSTAR Gas owned 22 active gate stations, 147 district regulator stations, and approximately 3,324 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2022, EGMA owned 14 active gate stations, 191 district regulator stations, and approximately 5,011 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns three propane peak shaving plants at three locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.1 Bcf. Combined, these seven plants have an aggregate storage capacity equivalent to 1.9 Bcf of natural gas that is provided to EGMA under contract.

As of December 31, 2022, Yankee Gas owned 28 active gate stations, 200 district regulator stations, and approximately 3,519 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Natural Gas Transmission System

As of December 31, 2022, NSTAR Gas and EGMA owned 1.0 and 0.5 miles of intrastate transmission natural gas pipeline, respectively.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2022, Aquarion owned and operated sources of water supply with a combined yield of approximately 133 million gallons per day; 3,746 miles of transmission and distribution mains; 10 surface water treatment plants; 36 dams; and 116 wellfields.

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

In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth under Connecticut law and the special acts of the General Assembly constituting its charter, to manufacture, generate, purchase and/or sell electricity at retail, including to provide Standard Service, Supplier of Last Resort service and backup service, to sell electricity at wholesale and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.  Connecticut law prohibits an electric distribution company from owning or operating generation assets.  However, under "An Act Concerning Electricity and Energy Efficiency," enacted in 2007, an electric distribution company, such as CL&P, is permitted to purchase an existing electric generating plant located in Connecticut that is offered for sale, subject to prior approval from PURA and a determination by PURA that such purchase is in the public interest.

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

Yankee Gas  Yankee Gas holds valid franchises to sell natural gas in the areas in which Yankee Gas supplies natural gas service.  Generally, Yankee Gas holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Connecticut so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.  Yankee Gas' franchises are perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by PURA and certain approvals, permits and consents of public authorities and others prescribed by statute.  Generally, Yankee Gas' franchises include, among other rights and powers, the right and power to manufacture, generate, purchase, transmit and distribute natural gas and to erect and maintain certain facilities on public highways and grounds, and the right of eminent domain, all subject to such consents and approvals of public authorities and others as may be required by law.

Aquarion Water Company of Connecticut and The Torrington Water Company AWC-CT and The Torrington Water Company derive their rights and franchises to operate from special acts of the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, they have, with minor exceptions, solid franchises free from burdensome restrictions and unlimited as to time, and are authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by AWC-CT and The Torrington Water Company.

In addition to the right to sell water as set forth above, the franchises of AWC-CT and The Torrington Water Company include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. Under the Connecticut General Statutes, AWC-CT and The Torrington Water Company may, upon payment of compensation, take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable AWC-CT and The Torrington Water Company to supply potable water for public or domestic use in its franchise areas.

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

Aquarion Water Company of New Hampshire and Abenaki Water Company The NHPUC, pursuant to statutory law, has issued orders granting and affirming AWC-NH’s and Abenaki’s exclusive franchises to own, operate, and manage plant and equipment and any part of the same, for the conveyance of water for the public located within its franchise territory. AWC-NH’s franchise territory encompasses the towns of Hampton, North Hampton, Rye and a limited portion of Stratham. Abenaki’s franchises extend to the boundaries of the water systems in the towns of Belmont, Bow, Carroll, and Gilford. Subject to NHPUC’s regulations, AWC-NH and Abenaki have the right to establish and fix rates for use of the water distributed and to establish reasonable regulations regarding the same.

In addition to the right to provide water supply, the franchise also allows AWC-NH and Abenaki to sell water at wholesale to other water utilities and municipalities and to construct plant and equipment and maintain such plant and equipment on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law.

AWC-NH's and Abenaki’s status as regulated public utilities gives them the ability to petition the NHPUC for the right to exercise eminent domain for the establishment of plant and equipment. They can also petition the NHPUC for exemption from the operation of any local ordinance when certain utility structures are reasonably necessary for the convenience or welfare of the public and the local conditions, and, if the purpose of the structure relates to water supply withdrawal, the exemption is recommended by the New Hampshire Department of Environmental Services.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth the executive officers of Eversource Energy as of February 15, 2023. All of Eversource Energy’s officers serve terms of one year and until their successors elected and qualified.

Name	Age	Title
Joseph R. Nolan, Jr.	59	Chairman of the Board, President, Chief Executive Officer and a Trustee
John M. Moreira	61	Executive Vice President, Chief Financial Officer and Treasurer
Gregory B. Butler	65	Executive Vice President and General Counsel
Christine M. Carmody	60	Executive Vice President-Human Resources and Information Technology
Penelope M. Conner	59	Executive Vice President-Customer Experience and Energy Strategy
James W. Hunt, III	51	Executive Vice President-Corporate Relations and Sustainability and Secretary
Werner J. Schweiger	63	Executive Vice President and Chief Operating Officer
Jay S. Buth	53	Vice President, Controller and Chief Accounting Officer

Joseph R. Nolan, Jr. Mr. Nolan has served as Chairman of the Board of Eversource Energy since January 1, 2023, and has served as President and Chief Executive Officer and a Trustee of Eversource Energy since 2021. Previously, Mr. Nolan served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy from February 5, 2020 until May 5, 2021, and as Executive Vice President-Customer and Corporate Relations of Eversource Energy from August 8, 2016 to February 5, 2020. Based on his experience as described, Mr. Nolan has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

John M. Moreira. Mr. Moreira has served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy since May 4, 2022. He previously served as Senior Vice President-Financial and Regulatory and Treasurer of Eversource Energy from September 12, 2018 until May 4, 2022.

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

(b)    Holders

As of January 31, 2023, there were 30,115 registered common shareholders of our company on record.  As of the same date, there were a total of 348,483,425 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2017 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2017 through 2022, assuming all dividends are reinvested.

Total Shareholder Return

$240
$220
$200
$180
$160
$140
$120
$100
2017
2018
2019
2020
2021
2022
Eversource Energy
EEI Index
S&P 500
Cumulative Five-Year Return
Eversource Energy 53.5%
EEI Index 52.6%
S&P 500 56.9%

December 31,
	2017	2018	2019	2020	2021	2022
Eversource Energy	$100	$106	$143	$149	$162	$154
EEI Index	$100	$104	$130	$129	$151	$153
S&P 500	$100	$96	$126	$149	$192	$157

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2022	—	$—	—	—
November 1 - November 30, 2022	—	—	—	—
December 1 - December 31, 2022	2,214	84.21	—	—
Total	2,214	$84.21	—	—

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2022 compared to fiscal year 2021 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2020 items and of fiscal year 2021 compared to fiscal year 2020, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2021 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure that is not recognized under GAAP (non-GAAP) and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our earnings and EPS excluding certain transaction and transition costs, and our 2021 earnings and EPS excluding charges at CL&P related to an October 2021 settlement agreement that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by PURA.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of transaction and transition costs, the CL&P October 2021 settlement agreement, and the 2021 storm performance penalty imposed on CL&P by PURA, are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We earned $1.40 billion, or $4.05 per share, in 2022, compared with $1.22 billion, or $3.54 per share, in 2021.

•Our results include after-tax transaction and transition costs recorded at Eversource parent of $15.0 million, or $0.04 per share, in 2022, compared with $23.6 million, or $0.07 per share, in 2021. Our 2021 results also include after-tax charges of $86.1 million, or $0.25 per share, resulting from a PURA-approved CL&P settlement agreement and a PURA assessment as a result of CL&P’s preparation for, and response to, Tropical Storm Isaias in August 2020, which were recorded within the electric distribution segment. Excluding these costs, our non-GAAP earnings were $1.42 billion, or $4.09 per share, in 2022, compared with $1.33 billion, or $3.86 per share, in 2021.

•We project that we will earn within a 2023 non-GAAP earning guidance range of between $4.25 per share and $4.43 per share, which excludes the potential impact of the strategic review of our offshore wind investment portfolio. We also project that our long-term EPS growth rate through 2027 from our regulated utility businesses will be in the upper half of a 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $2.40 billion in 2022, compared with $1.96 billion in 2021.  Investments in property, plant and equipment totaled $3.44 billion in 2022 and $3.18 billion in 2021.

•Cash and Cash Equivalents totaled $374.6 million as of December 31, 2022, compared with $66.8 million as of December 31, 2021.  Our available borrowing capacity under our commercial paper programs totaled $1.21 billion as of December 31, 2022.

•In 2022, we issued $4.05 billion of new long-term debt and we repaid $1.18 billion of long-term debt.

•In 2022, we issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs.

•In 2022, we paid dividends totaling $2.55 per common share, compared with dividends of $2.41 per common share in 2021. Our quarterly common share dividend payment was $0.6375 per share in 2022, as compared to $0.6025 per share in 2021.  On February 1, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, payable on March 31, 2023 to shareholders of record as of March 2, 2023.

•We project to make capital expenditures of $21.52 billion from 2023 through 2027, of which we expect $8.86 billion to be in our electric distribution segment, $5.25 billion to be in our natural gas distribution segment, $5.29 billion to be in our electric transmission segment, and $1.02 billion to be in our water distribution segment.  We also project to invest $1.10 billion in information technology and facilities upgrades and enhancements. Additionally, we currently expect to make investments in our offshore wind business between $1.9 billion and $2.1 billion in 2023 and expect to make investments for our three projects in total between $1.6 billion and $1.9 billion from 2024 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments could be impacted by the strategic review of our offshore wind investment.

Strategic and Regulatory Transactions and Developments:

•On May 4, 2022, we announced that we had initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. We continue to work with interested parties through this ongoing process and expect to complete this review in the second quarter of 2023.

•On November 30, 2022, the DPU issued its decision in the NSTAR Electric distribution rate case and approved a base distribution rate increase of $64 million effective January 1, 2023. The DPU approved a renewal of the performance-based ratemaking (PBR) plan originally authorized in its previous rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. The DPU also allowed for adjustments to the PBR mechanism for the recovery of future capital additions based on a historical five-year average of total capital additions, beginning with the January 1, 2024 PBR adjustment. The decision allows an authorized regulatory ROE of 9.80 percent on a capital structure including 53.2 percent equity.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2022		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,404.9	$4.05	$1,220.5	$3.54	$1,205.2	$3.55

Regulated Companies (Non-GAAP)	$1,460.4	$4.21	$1,342.4	$3.89	$1,223.3	$3.60
Eversource Parent and Other Companies (Non-GAAP)	(40.5)	(0.12)	(12.2)	(0.03)	14.0	0.04
Non-GAAP Earnings	$1,419.9	$4.09	$1,330.2	$3.86	$1,237.3	$3.64
CL&P Settlement Impacts (after-tax) (1)	—	—	(86.1)	(0.25)	—	—
Transaction and Transition Costs (after-tax) (2)	(15.0)	(0.04)	(23.6)	(0.07)	(32.1)	(0.09)
Net Income Attributable to Common Shareholders (GAAP)	$1,404.9	$4.05	$1,220.5	$3.54	$1,205.2	$3.55

(1)    The 2021 after-tax costs are associated with the October 1, 2021 CL&P settlement agreement approved by PURA on October 27, 2021, which included a pre-tax $65 million charge to earnings for customer credits provided to customers over a two-month billing period from December 1, 2021 to January 31, 2022 and a $10 million pre-tax charge to earnings to establish a fund that provided bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages. The 2021 after-tax costs also include a charge recorded at CL&P as a result of PURA’s April 28, 2021 and July 14, 2021 decisions, which included a pre-tax $28.4 million penalty for storm performance results provided as credits to customer bills over a one-year period that began September 1, 2021 and a pre-tax $0.2 million fine to the State of Connecticut’s general fund. As a result of the October 1, 2021 settlement agreement, CL&P agreed to withdraw its pending appeals related to the storm performance penalty imposed in PURA’s April 28, 2021 and July 14, 2021 decisions. Management views these collective charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance.

(2) The after-tax costs are for the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems. The after-tax costs also include costs associated with our water business acquisitions and the strategic review of our offshore wind investment portfolio. We expect transaction costs in 2023 as a result of the wind strategic review.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2022		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,460.4	$4.21	$1,256.3	$3.64	$1,221.8	$3.60

Electric Distribution, excluding CL&P Settlement Impacts (Non-GAAP)	$592.8	$1.71	$556.2	$1.61	$544.0	$1.60
Electric Transmission	596.6	1.72	544.6	1.58	502.5	1.48
Natural Gas Distribution, excluding Transaction-Related Costs (Non-GAAP)	234.2	0.67	204.8	0.59	135.6	0.40
Water Distribution	36.8	0.11	36.8	0.11	41.2	0.12
Net Income - Regulated Companies (Non-GAAP)	$1,460.4	$4.21	$1,342.4	$3.89	$1,223.3	$3.60
CL&P Settlement Impacts (after-tax)	—	—	(86.1)	(0.25)	—	—
Transaction and Transition Costs (after-tax)	—	—	—	—	(1.5)	—
Net Income - Regulated Companies (GAAP)	$1,460.4	$4.21	$1,256.3	$3.64	$1,221.8	$3.60

Our electric distribution segment earnings increased $122.7 million in 2022, as compared to 2021, due primarily to the absence in 2022 of CL&P’s October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings at CL&P for a 2021 storm performance penalty imposed by PURA as a result of CL&P’s preparation for, and response to, Tropical Storm Isaias. The after-tax impact of the CL&P settlement agreement and CL&P storm performance penalty imposed by PURA was $86.1 million, or $0.25 per share. Excluding those 2021 charges, electric distribution segment earnings increased $36.6 million due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2022, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, lower pension plan expense in Connecticut and New Hampshire, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher operations and maintenance expense driven primarily by higher shared corporate costs resulting from the implementation of new information technology systems, higher storm costs, a $10 million pre-tax charge to earnings as a result of CL&P’s commitment to contribute to an energy assistance program as part of its 2022 rate relief plan, and higher insurance reserves. Earnings were also unfavorably impacted by higher depreciation expense, higher property and other tax expense, and higher interest expense.

Our electric transmission segment earnings increased $52.0 million in 2022, as compared to 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a higher effective income tax rate and higher interest expense on short-term debt.

Our natural gas distribution segment earnings increased $29.4 million in 2022, as compared to 2021, due primarily to base distribution rate increases effective November 1, 2021 and November 1, 2022 at each of EGMA and NSTAR Gas, higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, and lower pension plan expense at Yankee Gas. Those earnings increases were partially offset by higher operations and maintenance expense, higher property tax expense, higher interest expense, and higher depreciation expense.

Our water distribution segment earnings were flat in 2022, as compared to 2021.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses increased $19.7 million in 2022, as compared to 2021, due primarily to higher interest expense and a higher effective tax rate, partially offset by higher unrealized gains associated with our equity method investment in a renewable energy fund and an after-tax decrease of $8.6 million in transition costs associated with EGMA integration and transaction costs in 2022, as compared to 2021.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. In addition, Eversource uses its capital resources to fund investments in its offshore wind business, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $2.58 billion, $168.6 million, and $330.0 million at Eversource, CL&P, and PSNH, respectively, as of December 31, 2022.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

As of December 31, 2022, $2.01 billion of Eversource's long-term debt, including $1.20 billion at Eversource parent, $400.0 million at CL&P, $80.0 million at NSTAR Electric, and $325.0 million at PSNH, matures within the next 12 months. CL&P repaid this long-term debt at maturity in January 2023. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt. Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

Cash and Cash Equivalents totaled $374.6 million as of December 31, 2022, compared with $66.8 million as of December 31, 2021.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Eversource Parent Commercial Paper Program	$1,442.2	$1,343.0	$557.8	$657.0	4.63%	0.31%
NSTAR Electric Commercial Paper Program	—	162.5	650.0	487.5	—%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2022 or 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Availability under Long-Term Debt Issuance Authorizations: On December 14, 2022, the NHPUC approved PSNH’s request for authorization to issue up to $600 million in long-term debt through December 31, 2023. On November 30, 2022, the PURA approved CL&P's request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2024. On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024. The remaining Eversource operating companies, including NSTAR Electric, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
NSTAR Electric 2022 Debentures	4.55%	450.0	May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2022 Debentures	4.95%	400.0	September 2022	September 2052	Refinanced investments in eligible green expenditures, which were previously financed using short-term debt from October 1, 2020 through June 30, 2022
NSTAR Electric 2012 Debentures	2.375%	(400.0)	October 2022	October 2022	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series V Senior Notes	2.90%	650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent Series W Senior Notes	3.375%	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	900.0	June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent Series Y Senior Notes	4.60%	600.0	June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent Series K Senior Notes	2.75%	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas Series B First Mortgage Bonds	8.48%	(20.0)	March 2022	March 2022	Paid at maturity
Yankee Gas Series U First Mortgage Bonds	4.31%	100.0	September 2022	September 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
EGMA Series C First Mortgage Bonds	4.70%	100.0	June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas Series V First Mortgage Bonds	4.40%	125.0	July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
Aquarion Water Company of New Hampshire General Mortgage Bonds	4.45%	(5.0)	July 2022	July 2022	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	4.69%	70.0	August 2022	September 2052	Repaid short-term debt

As a result of the CL&P and PSNH long-term debt issuances in January 2023, $400 million and $295.3 million, respectively, of current portion of long-term debt were reclassified as Long-Term Debt on CL&P’s and PSNH’s balance sheets as of December 31, 2022.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $17.6 million of interest payments in 2022, and paid $43.2 million of RRB principal payments and $18.9 million of interest payments in 2021.

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $2.40 billion in 2022, compared with $1.96 billion in 2021. Changes in Eversource’s cash flows from operations were generally consistent with changes in its results of operations, after adjustment for non-cash items and as adjusted by changes in working capital in the normal course of business. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, an increase in regulatory over-recoveries driven by the timing of collections for the non-bypassable FMCC at CL&P and other regulatory tracking mechanisms, a decrease of $99.2 million in pension and PBOP contributions made in 2022, as compared to 2021, and a $43.7 million decrease in income tax payments made in 2022, as compared to 2021. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, $78.4 million of payments in 2022 related to withheld property taxes at our Massachusetts companies, primarily at NSTAR Electric, $72.0 million of customer credits distributed to CL&P’s customers in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a $61.6 million increase in cost of removal expenditures, and an increase of $34.0 million in cash payments for storm costs at NSTAR Electric.

In 2022, we paid cash dividends of $860.0 million and issued non-cash dividends of $23.1 million in the form of treasury shares, totaling dividends of $883.1 million, or $2.55 per common share. In 2021, we paid cash dividends of $805.4 million and issued non-cash dividends of $22.9 million in the form of treasury shares, totaling dividends of $828.3 million, or $2.41 per common share. Our quarterly common share dividend payment was $0.6375 per share in 2022, as compared to $0.6025 per share in 2021.  On February 1, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, payable on March 31, 2023 to shareholders of record as of March 2, 2023.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2022, CL&P, NSTAR Electric and PSNH paid $292.4 million, $287.6 million and $104.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In 2022, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $3.44 billion, $876.7 million, $954.3 million and $485.6 million, respectively.  Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Estimated interest payments on existing long-term fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement as of December 31, 2022 and are as follows:

(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
Eversource	$722.6	$654.7	$589.6	$559.7	$517.3	$5,864.4	$8,908.3
CL&P	154.7	149.7	138.6	135.6	127.6	1,657.2	2,363.4

Our commitments to make payments in addition to these contractual obligations include other liabilities reflected on our balance sheets, future funding of our offshore wind equity method investment, and guarantees of certain obligations primarily associated with our offshore wind investment. The future funding and guarantee obligations associated with our offshore wind investment could be impacted by the strategic review of our offshore wind investment.

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

Credit Ratings:  A summary of our corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	A-	Positive	Baa1	Negative	BBB+	Stable
CL&P	A	Positive	A3	Stable	A-	Stable
NSTAR Electric	A	Positive	A1	Negative	A	Stable
PSNH	A	Stable	A3	Stable	A-	Stable

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Positive	Baa1	Negative	BBB+	Stable
CL&P	A+	Positive	A1	Stable	A+	Stable
NSTAR Electric	A	Positive	A1	Negative	A+	Stable
PSNH	A+	Stable	A1	Stable	A+	Stable

Impact of COVID-19

The financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and the outcome of future proceedings before our state regulatory commissions to recover our incremental uncollectible customer receivable costs associated with COVID-19.

As of December 31, 2022, our allowance for uncollectible customer receivable balance of $486.3 million, of which $284.4 million relates to hardship accounts that are specifically recovered in rates charged to customers, adequately reflected the collection risk and net realizable value for our receivables. As of December 31, 2022 and 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million and $55.3 million at Eversource, $16.0 million and $23.9 million at CL&P, and $4.1 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $3.79 billion in 2022, $3.54 billion in 2021, and $3.06 billion in 2020.  These amounts included $266.5 million in 2022, $238.0 million in 2021, and $239.1 million in 2020 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures increased by $91.7 million in 2022, as compared to 2021.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
CL&P	$416.8	$400.0	$402.9
NSTAR Electric	438.4	480.3	366.8
PSNH	351.8	235.0	193.9
Total Electric Transmission Segment	$1,207.0	$1,115.3	$963.6

Our transmission projects are designed to improve the reliability of the electric grid, meet customer demand for power and increases in electrification of municipal infrastructure, strengthen the electric grid's resilience against extreme weather and other safety and security threats, and enable integration of increasing amounts of clean power generation from renewable sources, such as solar, battery storage, and offshore wind. In Connecticut, Massachusetts and New Hampshire, our transmission projects include transmission line upgrades, the installation of new transmission interconnection facilities, substations and lines, and transmission substation enhancements.

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the fourth quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, commenced in the fourth quarter of 2022. We spent $71.9 million during 2022 and we expect to make additional capital expenditures of approximately $115 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $23.2 million during 2022 and we expect to make additional capital expenditures of approximately $110 million on these transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2022
Basic Business	$267.8	$202.4	$68.6	$538.8	$175.2	$16.8	$730.8
Aging Infrastructure	199.9	245.1	70.8	515.8	562.3	137.6	1,215.7
Load Growth and Other	90.7	177.0	31.3	299.0	66.4	0.9	366.3
Total Distribution	$558.4	$624.5	$170.7	$1,353.6	$803.9	$155.3	$2,312.8

2021
Basic Business	$256.2	$179.9	$56.0	$492.1	$206.1	$16.5	$714.7
Aging Infrastructure	178.0	219.1	67.7	464.8	509.6	127.1	1,101.5
Load Growth and Other	80.2	169.9	37.1	287.2	83.3	0.6	371.1
Total Distribution	$514.4	$568.9	$160.8	$1,244.1	$799.0	$144.2	$2,187.3

2020
Basic Business	$233.4	$195.1	$52.4	$480.9	$88.2	$10.9	$580.0
Aging Infrastructure	179.9	237.1	80.2	497.2	391.3	115.5	1,004.0
Load Growth and Other	77.8	112.2	21.3	211.3	65.6	0.8	277.7
Total Distribution	$491.1	$544.4	$153.9	$1,189.4	$545.1	$127.2	$1,861.7

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

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2023 through 2027, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2023	2024	2025	2026	2027	2023 - 2027 Total
CL&P Transmission	$406	$312	$324	$263	$136	$1,441
NSTAR Electric Transmission	461	527	436	575	748	2,747
PSNH Transmission	329	270	252	174	72	1,097
Total Electric Transmission	$1,196	$1,109	$1,012	$1,012	$956	$5,285
Electric Distribution	$1,847	$1,750	$1,768	$1,870	$1,628	$8,863
Natural Gas Distribution	1,035	1,038	1,146	1,115	918	5,252
Total Electric and Natural Gas Distribution	$2,882	$2,788	$2,914	$2,985	$2,546	$14,115
Water Distribution	$170	$194	$203	$218	$235	$1,020
Information Technology and All Other	$215	$213	$244	$219	$208	$1,099
Total	$4,463	$4,304	$4,373	$4,434	$3,945	$21,519

The projections do not include investments related to offshore wind projects.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

Acquisition of The Torrington Water Company: On October 3, 2022, Aquarion acquired The Torrington Water Company (TWC) following the receipt of all required approvals. The acquisition was structured as a stock-for-stock exchange, and Eversource issued 925,264 treasury shares at closing for a purchase price of $72.1 million. TWC provides regulated water service to approximately 10,100 customers in Connecticut.

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

As of December 31, 2022 and 2021, Eversource's total equity investment balance in its offshore wind business was $1.95 billion and $1.21 billion, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Strategic Review of Offshore Wind Investments: On May 4, 2022, we announced that we had initiated a strategic review of our offshore wind investment portfolio. As part of that review, we are exploring strategic alternatives that could result in a potential sale of all, or part, of our 50 percent interest in our offshore wind partnership with Ørsted. In late July, we started preliminary and targeted outreach to interested parties. We continue to work with interested parties through this ongoing process and expect to complete this review in the second quarter of 2023. If the recommended path forward following the strategic review is a sale of all, or part, of our interest in the partnership, we expect potential proceeds from such transaction would likely be used to support our regulated investments in strengthening, modernizing and decarbonizing our regulated energy and water delivery systems. We currently believe that the fair market value of our offshore wind investment is greater than the carrying value; however, there could be changes in market conditions that would impact our ability to sell this investment or realize a value in excess of our carrying value. As the strategic review proceeds, we remain committed to continue providing oversight of the siting and construction of onshore elements of our South Fork Wind, Revolution Wind and Sunrise Wind offshore wind projects.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. BOEM released its Draft EIS on September 2, 2022 for the Revolution Wind project and on December 16, 2022 for the Sunrise Wind project. The Draft EIS analyzes the potential environmental impacts of the project and the alternatives to the project to be evaluated as part of the process. Each of the identified alternative configurations in the Draft EISs had a similar level of environmental impacts, and if an alternative configuration was selected, the Revolution Wind project and the Sunrise Wind project would each still meet their respective contractual output requirements. For Revolution Wind, a final EIS is expected in the second quarter of 2023, the Record of Decision in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023. For Sunrise Wind, a final EIS and Record of Decision are expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023.

South Fork Wind, Revolution Wind and Sunrise Wind are each designated as a “Covered Project” pursuant to Title 41 of the Fixing America’s Surface Transportation Act (FAST41) and a Major Infrastructure Project under Section 3(e) of Executive Order 13807, which provides greater federal attention on meeting the projects’ permitting timelines.

State and Local Siting and Permitting Process: State permitting applications in Rhode Island for Revolution Wind and in New York for Sunrise Wind were filed in December 2020. On July 8, 2022, the Rhode Island Energy Facilities Siting Board issued a Final Decision and Order approving the Revolution Wind project and granting a license to construct and operate. On September 23, 2022, Sunrise Wind filed a Joint Proposal to the New York State Public Service Commission. Among other things, the Joint Proposal includes proposed mitigation for certain environmental, community and construction impacts associated with constructing the project. The Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Agriculture and Markets and the Long Island Commercial Fisheries Association. On November 17, 2022, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. On November 18, 2022, Sunrise Wind filed its Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on how the project will be constructed in accordance with the conditions of the approved Joint Proposal. Comments from several of the reviewing agencies and parties have been received and Sunrise Wind is in the process of reviewing and addressing those comments in the plan.

On November 9, 2022, the Towns of Brookhaven and Suffolk County executed the easements and other real estate rights necessary to construct the Sunrise Wind project. On November 28, 2022, the Town of North Kingstown and the Quonset Development Corporation approved Revolution Wind’s real estate PILOT terms and the personal property PILOT agreement necessary to construct the Revolution Wind project.

Construction Process: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Onshore activities for the project’s underground onshore transmission line and construction of the onshore interconnection facility located in East Hampton, New York are underway. Offshore activities began in the fourth quarter of 2022 with construction of the sea-to-shore conduit system. Other marine construction activities, including the project’s monopile foundations, 11-megawatt wind turbines, cable installation, and offshore substation, are expected to occur in 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

For Revolution Wind and Sunrise Wind, construction is expected to begin in the second half of 2023 once all necessary federal, state and local approvals are received.

Projected In-Service Dates: We expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, based on the BOEM permit schedule included in each respective NOI outlining when BOEM will complete its review of the COP, we currently expect in-service dates in 2025 for both projects.

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is underway. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $1.9 billion and $2.1 billion in 2023 and expect to make investments for our three projects in total between $1.6 billion and $1.9 billion from 2024 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments could be impacted by the strategic review of our offshore wind investment.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2022 and 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2022 and 2021.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos. 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinion Nos. 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time. Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2022 estimated rate base) on Eversource’s after-tax earnings is approximately $18 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

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

Base Distribution Rates:  In Connecticut, electric and natural gas utilities are required to file a distribution rate case within four years of the last rate case. CL&P's and Yankee Gas' base distribution rates were each established in 2018 PURA-approved rate case settlement agreements. On October 27, 2021, PURA approved a settlement agreement at CL&P that included a current base distribution rate freeze until no earlier than January 1, 2024. The approval of the settlement agreement satisfies the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case. Aquarion is not required to initiate a rate review with PURA on a set schedule. On August 29, 2022, Aquarion filed an application with PURA to amend its existing rate schedules and a final decision is expected March 15, 2023.

In Massachusetts, electric distribution companies are required to file distribution rate schedules every five years, and natural gas local distribution companies to file distribution rate schedules every 10 years, and those companies are limited to one settlement agreement in any 10-year period. NSTAR Electric's base distribution rates were established in a November 2022 DPU-approved rate case. NSTAR Gas' base distribution rates were established in an October 2020 DPU-approved rate case. EGMA's base distribution rates were established in an October 2020 DPU-approved rate settlement agreement. Aquarion is not required to initiate a rate review with the DPU. Aquarion’s base distribution rates were established in a 2018 DPU-approved rate case.

In New Hampshire, PSNH's base distribution rates were established in a December 2020 NHPUC-approved rate case settlement agreement. Aquarion's base distribution rates were established in a July 2022 NHPUC-approved rate case settlement agreement, with a single step adjustment approved on January 19, 2023. Rates are effective March 1, 2023.

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

Connecticut:

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for Amended EDC Advanced Metering Infrastructure Proposal. CL&P submitted an Amended Proposal in response to this request on November 8, 2021 with an updated schedule for the years 2022 through 2028, which included additional information as required by PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. The procedural schedule includes briefs that were filed on April 29, 2022, written comments that were filed July 20, 2022, and a technical session on September 14, 2022.

CL&P Rate Relief Plan: On November 28, 2022, Governor Lamont, DEEP, Office of Consumer Counsel, and CL&P jointly developed a rate relief plan for electric customers for the winter peak season of January 1, 2023 through April 30, 2023. On December 16, 2022, PURA approved the rate relief plan. As part of the rate relief plan, CL&P reduced the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate effective January 1, 2023 to provide customers with an average $10 monthly bill credit from January through April 2023. This rate reduction accelerates the return to customers of net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants of approximately $90 million. The rate relief plan also included instituting a temporary, flat monthly discount for qualifying low-income hardship customers effective January 1, 2023. This flat-rate credit will continue until a new low-income discount rate that was approved by PURA in an October 19, 2022 decision is implemented in 2024. These aspects of the rate relief plan do not impact CL&P’s earnings but do impact its future cash flows. Also as part of the rate relief plan, CL&P committed to contribute $10 million to an energy assistance program for qualifying hardship customers, which is expected to be distributed as a bill credit to those customers by the end of the first quarter of 2023. CL&P recorded a current liability of $10 million on the balance sheet and a charge to expense on the statement of income for the year ended December 31, 2022 associated with the customer assistance program.

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance based regulation for electric distribution companies. PURA will conduct the proceeding in two phases, with a draft decision on the first phase expected in March 2023 and then a procedural schedule established for the second phase. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of performance based regulation elements for further exploration and implementation in the second phase of the proceeding. At this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

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

Massachusetts:

NSTAR Electric Distribution Rates: As part of an inflation-based mechanism, NSTAR Electric submitted its fourth annual Performance Based
Rate (PBR) Adjustment filing on November 10, 2021 and on December 22, 2021, the DPU approved a $36.8 million increase to base distribution rates effective January 1, 2022.

NSTAR Electric Distribution Rate Case: On November 30, 2022, the DPU issued its decision in the NSTAR Electric distribution rate case and approved a base distribution rate increase of $64 million effective January 1, 2023. The DPU approved a renewal of the performance-based ratemaking (PBR) plan originally authorized in its previous rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. The DPU also allowed for adjustments to the PBR mechanism for the recovery of future capital additions based on a historical five-year average of total capital additions, beginning with the January 1, 2024 PBR adjustment. The decision allows an authorized regulatory ROE of 9.80 percent on a capital structure including 53.2 percent equity.

Among other items, the DPU approved an increase to the annual storm fund contribution collected through base distribution rates from $10 million to $31 million, and allowed for the recovery of storm threshold costs of $1.3 million per storm event subsequent to the eighth storm in a calendar year (six recovered in base rates plus two additional storms). The DPU approved cost recovery of a portion of NSTAR Electric’s outstanding storm costs beginning on January 1, 2023 and January 1, 2024, subject to reconciliation from future prudency reviews. In a subsequent compliance filing, the DPU allowed recovery to commence for outstanding storm costs occurring between 2018 and 2022 and interest in a total of $162.1 million over a five-year period starting January 1, 2023. In addition, NSTAR Electric will begin to recover 2021 exogenous storms and interest in a total of $220.9 million over a five-year period beginning January 1, 2024. The DPU also approved the recovery of historical exogenous property taxes of $30.8 million incurred from 2020 through 2022 over a two-year period and $8.3 million incurred from 2012 through 2015 over a five-year period effective January 1, 2023. NSTAR Electric’s AMI Implementation Plan and a new Advanced Metering Infrastructure tariff (AMIF) reconciling mechanism effective January 1, 2023 were also approved and NSTAR Electric will recover all meter-related capital now through the AMIF as opposed to base distribution rates.

NSTAR Electric Grid Modernization Plan: On October 7, 2022, the DPU issued an order approving continuing investments from the initial 2018 to 2021 Grid Modernization Plan that were included in the 2022 to 2025 Grid Modernization Plan. The DPU established a preauthorized total budget cap of $162.6 million over the four-year plan period for these continuing investments. On November 30, 2022, the DPU issued an order that preauthorized a four-year $43.0 million budget for new grid-facing investments. All of the ongoing and new investments will have targeted cost recovery through NSTAR Electric’s annual grid modernization factor filings.

NSTAR Electric Advanced Metering Infrastructure Plan: On November 30, 2022, the DPU approved NSTAR Electric’s proposed Advanced Metering Infrastructure customer-facing investment and implementation plan (including program operating costs), including a full deployment of advanced metering functionality, for the years 2022 through 2028. The DPU established preauthorized total budget caps of $534.8 million for core AMI investments and corresponding operating costs and $133.1 million for supporting AMI investments and corresponding operating costs over the seven-year plan period. The DPU approved a new AMIF tariff reconciling mechanism effective January 1, 2023 to recover eligible costs associated with both AMI customer-facing investments and implementation costs. Investments above these budget caps can be recovered in a future base distribution rate proceeding.

NSTAR Electric Transmission Support Agreement: On June 17, 2022, FERC approved a transmission support agreement between NSTAR Electric and Park City Wind LLC (PCW). The agreement commits NSTAR Electric to construct certain transmission facilities required to interconnect PCW’s future 800 MW offshore wind generation facility to NSTAR Electric’s transmission system. Of the total estimated $196 million project, NSTAR Electric will finance an estimated $152 million and earn a return on those specific investments over a ten-year period once the facility is in operation based on the authorized return that is in effect at the applicable time for regional transmission service under the ISO-NE Open Access Transmission Tariff. The interconnection transmission facilities are currently expected to be in-service in 2026.

NSTAR Electric CIP Filing: On December 30, 2022, the DPU approved a provisional system planning tariff for the recovery of costs associated with a capital investment project (CIP) proposal submitted by NSTAR Electric for one of six geographic study areas in its service territory in accordance with DPU’s directives. The DPU established a new, provisional framework for planning and funding upgrades to the electric power system to foster development and interconnection of distributed energy facilities. Under the DPU program, NSTAR Electric has filed infrastructure upgrade proposals to be built within a four-year construction timeframe that allocate the costs of interconnection upgrades between the interconnecting distributed generation facility and distribution customers. Payments made by the distributed generation facility will be applied against the total capital investment made by NSTAR Electric and NSTAR Electric will earn a return on the net investment. The amount allocated to distribution customers will be recovered through a reconciling mechanism, the Provisional System Planning Tariff. The DPU approved the first of these provisional system planning projects, the Marion-Fairhaven group study area, which will enable 141 MW of distributed energy to be interconnected at a total estimated cost of $119.7 million. Of the total $119.7 million, $65.8 million will be allocated to distribution customers, once the enabled distributed energy facilities capacity is fully subscribed by distributed energy facilities interconnecting customers. Additionally, NSTAR Electric will proceed with construction of $54 million of transmission upgrades necessary to improve local reliability and integrate distribution energy resources in the Marion-Fairhaven area and recover the amount through local transmission rates.

NSTAR Electric Electric Vehicles Program: On December 30, 2022, NSTAR Electric received DPU approval for a new Phase 2 electric vehicle (EV) charging infrastructure program (including operating costs) totaling $188 million over a four-year period, which includes make-ready costs and other EV expenditures to support the deployment of charging ports and provides incentives for charging infrastructure installed at commercial and residential sites in Massachusetts. NSTAR Electric will recover the cost of this program through an Electric Vehicle Program tariff.

NSTAR Gas Distribution Rates: As part of an inflation-based mechanism, NSTAR Gas submitted its second annual Performance Based Rate Adjustment filing on September 15, 2022 and on October 31, 2022, the DPU approved a $21.7 million increase to base distribution rates for effect on November 1, 2022. The increase is inclusive of a $4.5 million permanent increase related to exogenous property taxes and a $5.4 million increase related to an October 6, 2021 mitigation plan filing that delayed recovery of a portion of a base distribution rate increase originally scheduled to take effect November 1, 2021. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.2 million over a two-year period through a separate reconciling mechanism effective November 1, 2022.

EGMA Distribution Rates: As established in an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU, on September 16, 2022 EGMA filed for its second base distribution rate increase and on October 31, 2022, the DPU approved a $6.7 million increase to base distribution rates and a $3.3 million increase to the Tax Act Credit Factor for effect on November 1, 2022. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.6 million over a two-year period through a separate reconciling mechanism effective November 1, 2022. EGMA will request recovery of incremental property taxes incurred after October 31, 2022 in future exogenous filings.

New Hampshire:

PSNH Distribution Rates: In connection with an October 9, 2020 settlement agreement, PSNH was permitted three step increases to reflect qualifying plant additions in calendar years 2019, 2020 and 2021. The first two step adjustments had effective dates of January 1, 2021 and August 1, 2021, respectively. On October 20, 2022, the NHPUC approved the third step adjustment for 2021 plant in service to recover a revenue requirement of $8.9 million, with rates effective November 1, 2022. The total approved revenue requirement increase is being collected over the remainder of the rate year (November 1, 2022 – July 31, 2023).

PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which PSNH would acquire approximately 343,000 jointly-owned utility poles and approximately 3,800 solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the Pole Plant Adjustment Mechanism (PPAM), subject to consummation of the purchase agreement. On December 16, 2022, a motion for rehearing of NHPUC’s approval was filed by an intervenor, which was denied by the NHPUC on February 8, 2023. PSNH cannot predict the timing of consummation of the proposed purchase agreement.

PSNH Energy Efficiency Plan: On November 12, 2021, the NHPUC issued an order rejecting the proposed 2021 through 2023 energy efficiency plan and significantly reduced funding and operational functions of the program. The order eliminated the recovery of performance incentives and made other key changes to the energy efficiency plan beginning in 2022. PSNH sought a rehearing of the order and was denied, which resulted in PSNH filing a formal appeal to the New Hampshire Supreme Court.

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

Legislative and Policy Matters

Massachusetts: On August 11, 2022, Governor Baker signed into law climate-related legislation which, among other things, affirms the state’s commitment to contract for 5,600 MW of offshore wind by June 30, 2027, modifies the bidding process to encourage more competition among offshore wind developers, and provides incentives to increase the manufacturing and assembly of offshore wind components in Massachusetts. The law also provides incentives to encourage the sale and leasing of electric vehicles, promotes energy storage and electrification technologies, directs electric companies to develop grid modernization plans to upgrade distribution and transmission facilities, and initiates a pilot program that would allow up to ten communities in the state to restrict fossil fuel use in new buildings. Additionally, for long-term contracts that are approved by the DPU between developers of offshore wind generation and the contracting electric distribution company, the law provides for an annual remuneration for the distribution company equal to 2.25 percent of the annual payments under the contract to compensate the distribution company for accepting the financial obligation of the long-term contract.

Federal: On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This is a broad package of legislation that includes incentives and support for clean energy resource development. Most notable for Eversource, the investment tax credit (ITC) on offshore wind projects increases from 30 percent to 40 percent if certain requirements for labor and domestic content are met. The act also re-establishes the production tax credit for solar and wind energy projects, gives increased credit for projects in certain communities, and sets credits for qualifying clean energy generation and energy storage projects. The tax provisions of the IRA provide additional incentives for offshore wind projects and could reduce retail electricity costs for our customers related to those clean energy investments. The IRA includes other tax provisions focused on implementing a 15 percent minimum tax on adjusted financial statement income and a one percent excise tax on corporate share repurchases. The Department of Treasury and the Internal Revenue Service issued limited guidance in the fourth quarter; however, they are expected to issue additional needed guidance with respect to the application of the newly enacted IRA provisions in the future. We will continue to monitor and evaluate impacts on our consolidated financial statements. We currently do not expect the alternative minimum tax change to have a material impact on our earnings, financial condition or cash flows.

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

We use judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements. The ultimate outcome of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Established rates are also often subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed. Storm restoration and pre-staging costs are subject to prudency reviews from our regulators. We have approximately $1.4 billion of deferred storm costs that either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review as of December 31, 2022. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $235 million at CL&P as of December 31, 2022. While it is possible that some amount of the Tropical Storm Isaias costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. We believe that our storm restoration costs were prudently incurred, meet the criteria for cost recovery and are probable of recovery.

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

Pension, SERP and PBOP:  We sponsor Pension, SERP and PBOP Plans to provide retirement benefits to our employees.  Plan assets and the benefit obligation are presented on a net basis and we recognize the overfunded or underfunded status of the plans as an asset or liability on the balance sheet. These amounts are remeasured annually using a December 31st measurement date. For each of these plans, several significant assumptions are used to determine the projected benefit obligation, funded status and net periodic benefit expense/income. These assumptions include the expected long-term rate of return on plan assets, discount rate, compensation/progression rate and mortality and retirement assumptions.  We evaluate these assumptions annually and adjust them as necessary.  Changes in these assumptions could have a material impact on our financial position, results of operations or cash flows.

Expected Long-Term Rate of Return on Plan Assets Assumption:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2022, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans.  For the forecasted 2023 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service plans and 7 percent for the Aquarion plans will be used reflecting our target asset allocations.

Discount Rate Assumptions:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2022, the discount rates used to determine the funded status were within a range of 5.1 percent to 5.2 percent for the Pension and SERP Plans, and 5.2 percent for the PBOP Plans.  As of December 31, 2021, the discount rates used were within a range of 2.8 percent to 3.0 percent for the Pension and SERP Plans, and within a range of 2.91 percent to 2.92 percent for the PBOP Plans.  The increase in the discount rates used to calculate the funded status resulted in a decrease to the Pension and SERP Plans’ projected benefit obligation and the PBOP Plans' projected benefit obligation of $1.48 billion and $180.1 million, respectively, as of December 31, 2022.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2022 expense were within a range of 2.2 percent to 3.2 percent for the Pension and SERP Plans, and within a range of 2.3 percent to 3.3 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. In 2022, our mortality assumption utilized the Society of Actuaries base mortality tables (Pri-2012), adjusted to reflect Eversource’s own mortality experience, and projected generationally using the MP-2021 improvement scale.

Compensation/Progression Rate Assumptions:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants will receive in the future.  As of December 31, 2022 and 2021, the compensation/progression rates used to determine the funded status were within a range of 3.5 percent to 4.0 percent.

Health Care Cost Assumptions: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2022, for the Aquarion PBOP Plan, the health care trend rate used to determine the funded status for pre-65 retirees is 7 percent, with an ultimate rate of 5 percent in 2031, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Actuarial Gains and Losses:  Actuarial gains and losses represent the differences between actuarial assumptions and actual information or updated assumptions. Unamortized actuarial gains or losses arising at the December 31st measurement date are primarily from differences in actual investment performance compared to our expected return and changes in the discount rate assumption. The Eversource Service Pension and PBOP Plans use the corridor approach to determine the amount of gain or loss to amortize into net periodic benefit expense/income. The corridor approach defers all actuarial gains and losses arising at remeasurement and the net unrecognized actuarial gain or loss balance is amortized as a component of expense if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the market value of the plan’s assets or the projected benefit obligation. The amount of net unrecognized actuarial gain or loss in excess of the 10 percent corridor is amortized to expense over the estimated average future employee service period. For the Eversource Service Pension Plan, the net actuarial gain or loss is amortized as a component of expense over the estimated average future employee service period of seven years. For the Eversource Service PBOP Plan, the net unrecognized actuarial gain or loss was within the 10 percent corridor and therefore there was no amortization to expense during 2022.

An increase in the discount rate used to determine our pension funded status would decrease our projected benefit obligation at December 31st, resulting in a lower unamortized actuarial loss to be recognized in future years’ pension expense, subject to exceeding the 10 percent corridor. An increase in the discount rate at December 31st would also result in an increase in the interest cost component and a decrease in the service cost component of the subsequent year’s benefit plan expense.

The calculated expected return on plan assets is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unamortized actuarial gains and losses.  An underperformance of our pension plan investment returns relative to the expected returns would increase our pension liability at December 31st, resulting in a higher unamortized actuarial loss to be recognized in future years’ pension expense, subject to exceeding the 10 percent corridor, and a lower expected return on assets component of pension expense in future years’ pension expense.

Net Periodic Benefit Expense/Income: Pension, SERP and PBOP expense/income is determined by our actuaries and consists of service cost and prior service cost/credit, interest cost based on the discounting of the obligations, amortization of actuarial gains and losses, and the expected return on plan assets. For the Pension and SERP Plans, pre-tax net periodic benefit income was $181.6 million for the year ended December 31, 2022, and there was pre-tax net periodic benefit expense of $23.6 million and $56.9 million for the years ended December 31, 2021 and 2020, respectively.  For the PBOP Plans, pre-tax net periodic benefit income was $79.8 million, $60.5 million and $51.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The change in pension, SERP and PBOP expense/income arising from the annual remeasurement does not fully impact earnings. Our Massachusetts utilities recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year, therefore the change in their pension and PBOP expense does not impact earnings. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses, therefore the change in their pension and PBOP expense does not impact earnings. Additionally, the portion of our pension and PBOP expense that relates to company labor devoted to capital projects is capitalized on the balance sheet instead of being charged to expense.

Forecasted Expense/Income and Expected Contributions:  We estimate that net periodic benefit income in 2023 for the Pension and SERP Plans will be approximately $114 million and for the PBOP Plans will be approximately $57 million. The change in pension income from 2022 to 2023 is driven primarily by an increase in the interest cost component due to a higher discount rate and lower expected return on assets due to a lower asset balance, partially offset by lower amortization of actuarial losses due to unrecognized actuarial gains arising in 2022. The change in PBOP income from 2022 to 2023 is driven primarily by an increase in the interest cost component due to a higher discount rate and lower expected return on assets due to a lower asset balance. For the PBOP Plans, there is no amortization of actuarial losses in 2023. Pension, SERP and PBOP expense/income for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $80.0 million to the Pension Plans in 2022.  Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Eversource Service Pension Plan in 2023 and we do not expect to make pension contributions in 2023. It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2023. We contributed $3.1 million to the Aquarion PBOP Plan in 2022.  We currently estimate contributing $5.0 million and $2.9 million to the Aquarion Pension and PBOP Plans, respectively in 2023.

Sensitivity Analysis:  The following table illustrates the hypothetical effect on reported annual net periodic benefit income as a result of a change in the following assumptions by 50 basis points:

	Pension Plans (excluding SERP Plans)		PBOP Plans
	Decrease in Plan Income	Increase in Plan Expense	Decrease in Plan Income
(Millions of Dollars)	For the Years Ended December 31,		For the Years Ended December 31,
Eversource	2022	2021	2022	2021
Lower expected long-term rate of return	$32.5	$26.5	$5.6	$4.8
Lower discount rate	32.6	27.0	1.7	2.6
Higher compensation rate	7.6	9.9	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions, all of which totaled $4.52 billion as of December 31, 2022. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2022, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, $451 million to Natural Gas Distribution and $951 million to Water Distribution.

Goodwill recorded and allocated to the Water Distribution reporting unit included $44.8 million in 2022 arising from the acquisition of The Torrington Water Company on October 3, 2022 and $22.2 million arising from the acquisition of NESC on December 1, 2021, which included measurement period increases in 2022 totaling $0.5 million.

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

In assessing goodwill for impairment, an entity is permitted to first assess qualitatively whether it is more likely than not that goodwill impairment exists as of the annual impairment test date. A quantitative impairment test is required only if it is concluded that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

We performed an impairment assessment of goodwill as of October 1, 2022 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units. Our qualitative assessment included an evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

The 2022 goodwill impairment assessment resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment. We believe that the fair value of the reporting units was substantially in excess of carrying value. Adverse regulatory actions, changes in the regulatory and political environment, or changes in significant assumptions could potentially result in future goodwill impairment indicators.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and other assets, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. An impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The review of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows. If indicators are present for a long-lived asset or asset group, a comparison of the undiscounted expected future cash flows to the carrying value is performed. No impairments occurred during the year 2022.

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

Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value.  If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. No impairments occurred during 2022. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment.

Income Taxes: Income tax expense is estimated for each of the jurisdictions in which we operate and is recorded each quarter using an estimated annualized effective tax rate. This process to record income tax expense involves estimating current and deferred income tax expense or benefit and the impact of temporary differences resulting from differing treatment of items for financial reporting and income tax return reporting purposes. Such differences are the result of timing of the deduction for expenses, as well as any impact of permanent differences, or other items that directly impact income tax expense as a result of regulatory activity (flow-through items). The temporary differences and flow-through items result in deferred tax assets and liabilities that are included in the balance sheets.

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

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases” or “normal sales,” to marketable securities held in trusts, and to our investments in our Pension and PBOP Plans. Fair value measurements are also incorporated into the accounting for goodwill, long-lived assets, equity method investments, AROs, and in the valuation of business combinations and asset acquisitions. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2022 and 2021 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Increase
Operating Revenues	$12,289.3	$9,863.1	$2,426.2
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	5,014.1	3,372.3	1,641.8
Operations and Maintenance	1,865.3	1,739.7	125.6
Depreciation	1,194.2	1,103.0	91.2
Amortization	448.9	232.0	216.9
Energy Efficiency Programs	658.0	592.8	65.2
Taxes Other Than Income Taxes	910.6	830.0	80.6
Total Operating Expenses	10,091.1	7,869.8	2,221.3
Operating Income	2,198.2	1,993.3	204.9
Interest Expense	678.3	582.4	95.9
Other Income, Net	346.1	161.3	184.8
Income Before Income Tax Expense	1,866.0	1,572.2	293.8
Income Tax Expense	453.6	344.2	109.4
Net Income	1,412.4	1,228.0	184.4
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$1,404.9	$1,220.5	$184.4

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage (Decrease)/Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase
	2022	2021		2022	2021		2022	2021
Traditional	7,764	7,782	(0.2)%	—	—	—%	1,857	1,256	47.9%
Decoupled and Special Contracts (1)	43,493	43,228	0.6%	152,291	150,145	1.4%	23,154	22,099	4.8%
Total Sales Volumes	51,257	51,010	0.5%	152,291	150,145	1.4%	25,011	23,355	7.1%

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

Operating Revenues: Operating Revenues by segment increased in 2022, as compared to 2021, as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$1,981.7
Natural Gas Distribution	426.0
Electric Transmission	174.1
Water Distribution	11.2
Other	81.5
Eliminations	(248.3)
Total Operating Revenues	$2,426.2

Electric and Natural Gas (excluding EGMA) Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $43.4 million in 2022, as compared to 2021, due primarily to the impact of base distribution rate increases at NSTAR Electric effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing and at PSNH effective August 1, 2021 and November 1, 2022.

•Base natural gas distribution revenues (excluding EGMA) increased $21.4 million in 2022, as compared to 2021, due primarily to base distribution rate increases at NSTAR Gas effective November 1, 2021 and November 1, 2022.

Electric distribution revenues at CL&P also increased $93.4 million in 2022, as compared to 2021, due to the absence of a 2021 reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. In the 2021 settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in 2021 for a civil penalty for non-compliance with storm performance standards that was provided as credits to customers on electric bills beginning on September 1, 2021 over a one-year period.

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

Customers have the choice to purchase electricity from each Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power and amortization expense related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues.

Tracked distribution revenues increased/(decreased) in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$1,032.9	$144.1
Retail transmission	246.8	—
CL&P FMCC	(87.8)	—
Energy efficiency	52.9	(1.4)
Stranded costs	(72.5)	—
Other distribution tracking mechanisms	49.8	31.7
Wholesale Market Sales Revenue	615.1	33.3

The increase in energy supply procurement within electric distribution and natural gas distribution in 2022, as compared to 2021, was driven by higher average prices and higher average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission Expense" below.

The increase in electric distribution wholesale market sales revenue in 2022, as compared to 2021, was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 90 percent in 2022, as compared to 2021, driven primarily by higher natural gas prices in New England. The increase was also due to higher wholesale sales volumes at CL&P resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate. The increase in electric distribution wholesale market sales revenues was also driven by higher proceeds from the sale of transmission rights over a one-year period under CL&P’s, NSTAR Electric’s and PSNH’s Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

The decrease in CL&P’s FMCC revenues and PSNH’s stranded cost revenues was driven by decreases in the retail rate, which reflect the net benefit of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P and PSNH, which are then credited back to customers through these retail rates. The decrease in PSNH’s stranded cost revenues was also due to lower stranded costs to be recovered due to higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers.

EGMA Natural Gas Distribution Revenues: EGMA total operating revenues at the natural gas distribution segment increased by $193.8 million in 2022, as compared to 2021. Included in the total operating revenues increase was EGMA’s base natural gas distribution revenues increase of $26.3 million in 2022, as compared to 2021, due primarily to base distribution rate increases effective November 1, 2021 and November 1, 2022.

Electric Transmission Revenues:  Electric transmission revenues increased $174.1 million in 2022, as compared to 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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
Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Purchased Natural Gas and Transmission expense increased in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	Increase
Purchased Power Costs	$1,217.5
Natural Gas Costs	307.7
Transmission Costs	277.1
Eliminations	(160.5)
Total Purchased Power, Purchased Natural Gas and Transmission	$1,641.8

The increase in purchased power expense at the electric distribution business in 2022, as compared to 2021, was driven primarily by higher energy supply procurement costs resulting from higher average prices and higher average supply-related sales volumes, as well as higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and higher net metering costs at NSTAR Electric and CL&P.

The increase in costs at the natural gas distribution segment in 2022, as compared to 2021, was due primarily to higher average prices and higher average supply-related sales volumes.

The increase in transmission costs in 2022, as compared to 2021, was primarily the result of an increase resulting from the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflects the cost of transmission service provided by Eversource over our local transmission network, and a decrease in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
General costs (including vendor services in corporate areas, insurance, fees and assessments)	$26.8
Shared corporate costs (including computer software depreciation at Eversource Service)	25.0
Storm costs	22.0
Commitment to energy assistance program as part of CL&P rate relief plan	10.0
Operations-related expenses (including vegetation management, vendor services and vehicles)	4.4
Employee-related expenses, including labor and benefits	(20.5)
Absence in 2022 of CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	(10.0)
Other non-tracked operations and maintenance	20.3
Total Base Electric Distribution (Non-Tracked Costs)	78.0
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase due primarily to higher transmission expenses of $35.1 million and increase of $34.7 million due to higher pension tracking mechanism at NSTAR Electric	72.4
Total Electric Distribution and Electric Transmission	150.4
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher employee-related expenses and higher shared corporate costs	12.6
Tracked Costs	18.6
Total Natural Gas Distribution	31.2
Water Distribution	8.3
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	30.5
Transaction and Transition Costs	(11.8)
Eliminations	(83.0)
Total Operations and Maintenance	$125.6

Depreciation expense increased in 2022, as compared to 2021, due to higher utility plant in service balances.

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

Amortization increased in 2022, as compared to 2021, due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), and NSTAR Electric, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase in the FMCC mechanism at CL&P was driven primarily by the net costs and benefits of the long-term state approved contracts that Eversource has executed with Millstone and Seabrook, among others. The increase was partially offset by a decrease in storm amortization expense at CL&P related to the completion of the amortization period of certain storm cost deferred assets.

Energy Efficiency Programs expense increased in 2022, as compared to 2021, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2022, as compared to 2021, due primarily to an increase in property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes.

Interest Expense increased in 2022, as compared to 2021, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($101.3 million), an increase in interest on short-term notes payable ($10.9 million), an increase in interest expense on regulatory deferrals ($6.7 million), and higher amortization of debt discounts and premiums, net ($3.3 million), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($20.0 million), lower interest resulting from the 2022 payment of withheld property taxes at NSTAR Electric ($5.0 million), and a decrease in RRB interest expense ($1.4 million).

Other Income, Net increased in 2022, as compared to 2021, due primarily to an increase related to pension, SERP and PBOP non-service income components ($135.4 million), an increase in interest income primarily from regulatory deferrals ($24.9 million), an increase in capitalized AFUDC related to equity funds ($10.0 million), an increase in equity in earnings related to Eversource’s equity method investments ($8.7 million), a gain on the sale of property in 2022 ($2.5 million) and investment income in 2022 compared to investment losses in 2021 driven by market volatility ($2.1 million).

Income Tax Expense increased in 2022, as compared to 2021, due primarily to higher pre-tax earnings ($61.7 million), higher state taxes ($5.9 million), lower share-based payment excess tax benefits ($1.9 million), an increase in return to provision adjustments ($11.2 million), a decrease in amortization of EDIT ($20.0 million), an increase in valuation allowances ($8.5 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2022 and 2021 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2022	2021	Increase	2022	2021	Increase/ (Decrease)	2022	2021	Increase/ (Decrease)
Operating Revenues	$4,817.7	$3,637.4	$1,180.3	$3,583.1	$3,056.4	$526.7	$1,474.8	$1,177.2	$297.6
Operating Expenses:
Purchased Power and Transmission	2,110.3	1,393.0	717.3	1,264.8	932.5	332.3	665.5	370.3	295.2
Operations and Maintenance	707.2	644.2	63.0	640.8	563.2	77.6	256.0	237.7	18.3
Depreciation	355.5	338.9	16.6	362.0	337.5	24.5	128.0	120.1	7.9
Amortization of Regulatory Assets, Net	335.6	99.0	236.6	83.9	55.8	28.1	42.9	86.8	(43.9)
Energy Efficiency Programs	134.2	129.6	4.6	332.3	288.6	43.7	37.4	38.7	(1.3)
Taxes Other Than Income Taxes	384.7	363.8	20.9	246.7	216.7	30.0	95.3	91.5	3.8
Total Operating Expenses	4,027.5	2,968.5	1,059.0	2,930.5	2,394.3	536.2	1,225.1	945.1	280.0
Operating Income	790.2	668.9	121.3	652.6	662.1	(9.5)	249.7	232.1	17.6
Interest Expense	169.4	166.1	3.3	162.9	146.0	16.9	59.5	57.0	2.5
Other Income, Net	83.3	30.2	53.1	142.7	74.8	67.9	32.7	14.6	18.1
Income Before Income Tax Expense	704.1	533.0	171.1	632.4	590.9	41.5	222.9	189.7	33.2
Income Tax Expense	171.2	131.3	39.9	140.0	114.3	25.7	51.3	39.4	11.9
Net Income	$532.9	$401.7	$131.2	$492.4	$476.6	$15.8	$171.6	$150.3	$21.3

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)	Percentage Increase/(Decrease)
CL&P	20,560	20,501	59	0.3%
NSTAR Electric	22,933	22,727	206	0.9%
PSNH	7,764	7,782	(18)	(0.2)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $1.18 billion at CL&P, $526.7 million at NSTAR Electric, and $297.6 million at PSNH in 2022, as compared to 2021.

Base Distribution Revenues:
•CL&P's distribution revenues increased $0.4 million.
•NSTAR Electric's distribution revenues increased $36.9 million due primarily to the impact of its base distribution rate increase effective January 1, 2022 resulting from its annual Performance Based Rate Adjustment filing.
•PSNH's distribution revenues increased $6.1 million due primarily to the impact of its base distribution rate increases effective August 1, 2021 and November 1, 2022.

Electric distribution revenues at CL&P also increased $93.4 million in 2022, as compared to 2021, due to the absence of a 2021 reserve established to provide bill credits to customers as a result of CL&P’s settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. In the 2021 settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month period from December 1, 2021 to January 31, 2022. Additionally, CL&P recorded a $28.4 million reserve in 2021 for a civil penalty for non-compliance with storm performance standards that was provided as credits to customers on electric bills beginning on September 1, 2021 over a one-year period.

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

Customers have the choice to purchase electricity from each Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power and amortization expense related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues.

Tracked revenues increased/(decreased) in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$559.9	$178.4	$294.6
Retail transmission	110.6	155.1	(18.9)
CL&P FMCC	(87.8)	—	—
Energy efficiency	7.2	41.9	3.8
Stranded costs	1.1	(14.6)	(59.0)
Other distribution tracking mechanisms	28.2	22.9	(1.3)
Wholesale Market Sales Revenue	464.9	105.8	44.4

The increase in energy supply procurement at CL&P was driven by higher average prices and higher average supply-related sales volumes. The increase in energy supply procurement at NSTAR Electric was driven by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement at PSNH was driven by higher average prices. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The increase in wholesale market sales revenue in 2022, as compared to 2021, was due primarily to higher average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales increased approximately 90 percent in 2022, as compared to 2021, driven primarily by higher natural gas prices in New England. The increase at CL&P was also due to higher wholesale sales volumes resulting from the sale of output generated by the Seabrook PPA beginning in the first quarter of 2022. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate. The increase in wholesale market sales revenues at CL&P, NSTAR Electric and PSNH was also driven by higher proceeds from the sale of transmission rights over a one-year period under Hydro-Quebec transmission support agreements. Proceeds from these sales are credited back to customers.

The decrease in CL&P’s FMCC revenues and PSNH’s stranded cost revenues was driven by decreases in the retail rate, which reflect the net benefit of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P and PSNH, which are then credited back to customers through these retail rates. The decrease in PSNH’s stranded cost revenues was also due to lower stranded costs to be recovered due to higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers.

Transmission Revenues: Transmission revenues increased $61.5 million at CL&P, $73.5 million at NSTAR Electric and $39.1 million at PSNH in 2022, as compared to 2021, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $60.8 million at CL&P, $78.6 million at NSTAR Electric and $12.9 million at PSNH in 2022, as compared to 2021.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation.  These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$650.6	$255.5	$311.4
Transmission Costs	125.1	155.4	(3.4)
Eliminations	(58.4)	(78.6)	(12.8)
Total Purchased Power and Transmission	$717.3	$332.3	$295.2

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
•The increase at NSTAR Electric was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower supply-related sales volumes. The increase was also due to higher net metering costs.
•The increase at PSNH was due primarily to higher energy supply procurement costs resulting from higher average prices.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P was due primarily to an increase resulting from the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and a decrease in costs billed by ISO-NE that support regional grid investments.
•The increase in transmission costs at NSTAR Electric was due primarily to an increase resulting from the retail transmission cost deferral, an increase in Local Network Service charges, and an increase in costs billed by ISO-NE.
•The decrease in transmission costs at PSNH was due primarily to a decrease in costs billed by ISO-NE and a decrease in Local Network Service charges, partially offset by an increase resulting from the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in 2022, as compared to 2021, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
General costs (including vendor services in corporate areas, insurance, fees and assessments)	$12.3	$8.8	$5.7
Shared corporate costs (including computer software depreciation at Eversource Service)	8.7	13.2	3.1
Storm costs	9.0	9.5	3.5
Commitment to energy assistance program as part of CL&P rate relief plan	10.0	—	—
Operations-related expenses (including vegetation management, vendor services and vehicles)	3.1	2.2	(0.9)
Absence in 2022 of CL&P charge to fund various customer assistance initiatives associated with the settlement agreement on October 1, 2021	(10.0)	—	—
Employee-related expenses, including labor and benefits	(1.5)	(11.0)	0.5
Other non-tracked operations and maintenance	5.6	15.8	(1.1)
Total Base Electric Distribution (Non-Tracked Costs)	37.2	38.5	10.8
Tracked Costs:
Transmission expenses	19.4	7.4	8.3
Other tracked operations and maintenance	6.4	31.7	(0.8)
Total Tracked Costs	25.8	39.1	7.5
Total Operations and Maintenance	$63.0	$77.6	$18.3

Depreciation expense increased in 2022, as compared to 2021, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply, energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. Energy supply and energy-related costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory Assets, Net increased/decreased in 2022, as compared to 2021, due primarily to the following:

•The increase at CL&P was due primarily to the deferral adjustment of energy supply, energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The increase in the FMCC mechanism was driven primarily by the net costs and benefits of the long-term state approved contracts that CL&P executed with Millstone and Seabrook, among others. The increase was partially offset by a decrease in storm amortization expense related to the completion of the amortization period of certain storm cost deferred assets.
•The increase at NSTAR Electric was due to the deferral adjustment of energy supply, energy-related costs and other tracked costs.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased in 2022, as compared to 2021, due primarily to the following:

•The increases at CL&P and NSTAR Electric were due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The decrease at PSNH was due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased in 2022, as compared to 2021, due primarily to the following:

•The increase at CL&P was related to higher property taxes as a result of a higher utility plant balance and higher gross earnings taxes.
•The increases at NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense increased in 2022, as compared to 2021, due primarily to the following:

•The increase at CL&P was due primarily to an increase in interest expense on regulatory deferrals ($3.4 million), higher interest on long-term debt ($0.8 million), and higher amortization of debt discounts and premiums, net ($0.3 million), partially offset by an increase in capitalized AFUDC related to debt funds ($1.9 million).
•The increase at NSTAR Electric was due primarily to higher interest on long-term debt ($19.9 million), an increase in interest expense on regulatory deferrals ($3.0 million), and higher amortization of debt discounts and premiums, net ($0.5 million), partially offset by lower interest resulting from the 2022 payment of withheld property taxes ($5.0 million), and an increase in capitalized AFUDC related to debt funds ($1.7 million).
•The increase at PSNH was due primarily to higher interest expense on regulatory deferrals ($3.2 million), higher interest on short-term notes payable ($2.1 million), higher interest on long-term debt ($0.6 million), partially offset by lower amortization of debt discounts and premiums, net ($1.6 million), a decrease in RRB interest expense ($1.4 million), and an increase in capitalized AFUDC related to debt funds ($0.6 million).

Other Income, Net increased in 2022, as compared to 2021, due primarily to the following:

•The increase at CL&P was due primarily to an increase related to pension, SERP and PBOP non-service income components ($49.2 million), an increase in capitalized AFUDC related to equity funds ($5.9 million) and an increase in interest income primarily on regulatory deferrals ($0.6 million), partially offset by investment losses in 2022 compared to investment income in 2021 driven by market volatility ($2.6 million).
•The increase at NSTAR Electric was due primarily to an increase related to pension, SERP and PBOP non-service income components ($45.3 million), an increase in interest income primarily on regulatory deferrals ($17.3 million), an increase in capitalized AFUDC related to equity funds ($4.2 million) and an increase in investment income ($1.1 million).
•The increase at PSNH was due primarily to an increase related to pension, SERP and PBOP non-service income components ($16.5 million), an increase in capitalized AFUDC related to equity funds ($0.9 million) and an increase in interest income primarily on regulatory deferrals ($0.7 million).

Income Tax Expense increased in 2022, as compared to 2021, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($36.0 million), higher state taxes ($2.3 million), an increase in valuation allowances ($8.0 million), a decrease in amortization of EDIT ($0.6 million) and lower share-based payment excess tax benefits ($0.8 million), partially offset by lower return to provision adjustments ($6.3 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million).
•The increase at NSTAR Electric was due primarily to a decrease in amortization of EDIT ($14.0 million), an increase in pre-tax earnings ($8.7 million), higher state taxes ($2.8 million), and lower share-based payment excess tax benefits ($0.6 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($6.9 million), higher state taxes ($3.2 million), a decrease in amortization of EDIT ($2.8 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.3 million), partially offset by a decrease in return to provision adjustments ($2.3 million).

EARNINGS SUMMARY

CL&P's earnings increased $131.2 million in 2022, as compared to 2021, due primarily to the absence in 2022 of the October 1, 2021 settlement agreement that resulted in a $75 million pre-tax charge to earnings and a $28.6 million pre-tax charge to earnings for a 2021 storm performance penalty imposed by PURA as a result of CL&P’s preparation for, and response to, Tropical Storm Isaias. The after-tax impact of the settlement agreement and storm performance penalty imposed by PURA was $86.1 million. Earnings were also favorably impacted by higher earnings from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven by a higher transmission rate base and lower pension plan expense. The earnings increase was partially offset by higher operations and maintenance expense driven primarily by a $10 million pre-tax charge to earnings as a result of CL&P’s commitment to contribute to an energy assistance program as part of its 2022 rate relief plan, higher storm costs, higher shared corporate costs resulting from the implementation of new information technology systems and higher insurance reserves, as well as higher depreciation expense and higher property and other tax expense.

NSTAR Electric's earnings increased $15.8 million in 2022, as compared to 2021, due primarily to the base distribution rate increase effective January 1, 2022, an increase in transmission earnings driven by a higher transmission rate base, and an increase in interest income primarily on regulatory deferrals. The earnings increase was partially offset by higher operations and maintenance expense driven primarily by higher shared corporate costs resulting from the implementation of new information technology systems and higher storm costs, as well as higher property tax expense, higher depreciation expense, and higher interest expense.

PSNH's earnings increased $21.3 million in 2022, as compared to 2021, due primarily to an increase in transmission earnings driven by a higher transmission rate base, lower pension plan expense, and the base distribution rate increases effective August 1, 2021 and November 1, 2022. The earnings increase was partially offset by higher operations and maintenance expense driven primarily by higher storm costs and higher shared corporate costs resulting from the implementation of new information technology systems, the absence in 2022 of a favorable impact of a new tracker mechanism at PSNH approved as part of the 2020 rate settlement agreement that was recorded in 2021, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $869.6 million in 2022, as compared to $612.9 million in 2021.  The increase in operating cash flows was due primarily to an increase in regulatory over-recoveries driven by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, the absence in 2022 of pension contributions of $98.9 million made in 2021, an increase in earnings after adjustment for non-cash items primarily due to higher revenues, and a $24.2 million decrease in cost of removal expenditures. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $79.2 million increase in income tax payments made in 2022, as compared to 2021, $72.0 million of customer credits distributed in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $771.5 million in 2022, as compared to $700.9 million in 2021.  The increase in operating cash flows was due primarily to an increase in earnings after adjustment for non-cash items primarily due to higher revenues, a decrease in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms, a $50.4 million decrease in income tax payments made in 2022, as compared to 2021, the timing of cash collections on our accounts receivable, a $15.0 million decrease in pension contributions made in 2022, as compared to 2021, and the timing of other working capital items. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by $76.3 million of payments in 2022 related to withheld property taxes, a $34.0 million increase in cash payments for storm costs, and the timing of cash payments made on our accounts payable.

PSNH had cash flows provided by operating activities of $361.5 million in 2022, as compared to $336.1 million in 2021.  The increase in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and an increase in earnings after adjustment for non-cash items primarily due to higher revenues. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, a decrease in regulatory over-recoveries driven by the timing of collections for regulatory tracking mechanisms, the timing of other working capital items, a $9.1 million increase in cost of removal expenditures, and a $7.2 million increase in income tax payments made in 2022, as compared to 2021. The impact of regulatory collections are included in both Regulatory Over/Under Recoveries and Amortization of Regulatory Assets on the statements of cash flows.

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

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2022, approximately 98 percent of our long-term debt was at a fixed interest rate. The remaining long-term debt is at variable interest rates and is subject to interest rate risk that could result in earnings volatility. Assuming a one percentage point increase in our variable interest rates, annual interest expense would have increased by a pre-tax amount of $3.5 million.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2022, our regulated companies held collateral (letters of credit or cash) of $32 million from counterparties related to our standard service contracts. As of December 31, 2022, Eversource had $35.7 million of cash posted with ISO-NE related to energy transactions. For further information on cash collateral deposited and posted with counterparties, see Note 1M, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements.

If the respective unsecured debt ratings of Eversource or its subsidiaries were reduced to below investment grade by either Moody's, S&P or Fitch, certain of Eversource's contracts would require additional collateral in the form of cash or letters of credit to be provided to counterparties and independent system operators.  Eversource would have been and remains able to provide that collateral.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2022.

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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
February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 15, 2023

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2022	2021

ASSETS
Current Assets:
Cash	$47,597	$66,773
Cash Equivalents	327,006	—
Receivables, Net (net of allowance for uncollectible accounts of $486,297 and $417,406 as of December 31, 2022 and 2021, respectively)	1,517,138	1,226,069
Unbilled Revenues	238,968	210,879
Materials, Supplies, Natural Gas and REC Inventory	374,395	267,547
Regulatory Assets	1,335,491	1,129,093
Prepayments and Other Current Assets	382,603	369,759
Total Current Assets	4,223,198	3,270,120
Property, Plant and Equipment, Net	36,112,820	33,377,650
Deferred Debits and Other Assets:
Regulatory Assets	4,242,794	4,586,709
Goodwill	4,522,632	4,477,269
Investments in Unconsolidated Affiliates	2,176,080	1,436,293
Prepaid Pension and PBOP	1,045,524	271,987
Marketable Securities	366,508	460,347
Other Long-Term Assets	541,344	611,769
Total Deferred Debits and Other Assets	12,894,882	11,844,374
Total Assets	$53,230,900	$48,492,144

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,442,200	$1,505,450
Long-Term Debt – Current Portion	1,320,129	1,193,097
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	2,113,905	1,672,230
Regulatory Liabilities	890,786	602,432
Other Current Liabilities	989,053	830,620
Total Current Liabilities	6,799,283	5,847,039
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,067,902	4,597,120
Regulatory Liabilities	3,930,305	3,866,251
Derivative Liabilities	143,929	235,387
Asset Retirement Obligations	502,713	500,111
Accrued Pension, SERP and PBOP	135,473	242,463
Other Long-Term Liabilities	888,081	971,080
Total Deferred Credits and Other Liabilities	10,668,403	10,412,412
Long-Term Debt	19,723,994	17,023,577
Rate Reduction Bonds	410,492	453,702
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,789,092
Capital Surplus, Paid In	8,401,731	8,098,514
Retained Earnings	5,527,153	5,005,391
Accumulated Other Comprehensive Loss	(39,421)	(42,275)
Treasury Stock	(216,225)	(250,878)
Common Shareholders' Equity	15,473,158	14,599,844
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$53,230,900	$48,492,144

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2022	2021	2020

Operating Revenues	$12,289,336	$9,863,085	$8,904,430

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	5,014,074	3,372,344	2,987,840
Operations and Maintenance	1,865,328	1,739,685	1,480,252
Depreciation	1,194,246	1,103,008	981,380
Amortization	448,892	231,965	177,679
Energy Efficiency Programs	658,051	592,775	535,760
Taxes Other Than Income Taxes	910,591	829,987	752,785
Total Operating Expenses	10,091,182	7,869,764	6,915,696
Operating Income	2,198,154	1,993,321	1,988,734
Interest Expense	678,274	582,334	538,452
Other Income, Net	346,088	161,282	108,590
Income Before Income Tax Expense	1,865,968	1,572,269	1,558,872
Income Tax Expense	453,574	344,223	346,186
Net Income	1,412,394	1,228,046	1,212,686
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$1,404,875	$1,220,527	$1,205,167

Basic Earnings Per Common Share	$4.05	$3.55	$3.56

Diluted Earnings Per Common Share	$4.05	$3.54	$3.55

Weighted Average Common Shares Outstanding:
Basic	346,783,444	343,972,926	338,836,147
Diluted	347,246,768	344,631,056	339,847,062

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Net Income	$1,412,394	$1,228,046	$1,212,686
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	20	972	1,596
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1,636)	(671)	342
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	4,470	33,835	(13,290)
Other Comprehensive Income/(Loss), Net of Tax	2,854	34,136	(11,352)
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$1,407,729	$1,254,663	$1,193,815

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2020	329,880,645	$1,729,292	$7,087,768	$4,177,048	$(65,059)	$(299,055)	$12,629,994
Net Income				1,212,686			1,212,686
Dividends on Common Shares - $2.27 Per Share				(767,500)			(767,500)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	11,960,000	59,800	889,860				949,660
Long-Term Incentive Plan Activity			7,890				7,890
Issuance of Treasury Shares	1,113,378		50,812			21,076	71,888
Capital Stock Expense			(20,667)				(20,667)
Adoption of Accounting Standards Update 2016-13				(1,514)			(1,514)
Other Comprehensive Loss					(11,352)		(11,352)
Balance as of December 31, 2020	342,954,023	1,789,092	8,015,663	4,613,201	(76,411)	(277,979)	14,063,566
Net Income				1,228,046			1,228,046
Dividends on Common Shares - $2.41 Per Share				(828,337)			(828,337)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			3,537				3,537
Issuance of Treasury Shares	986,656		49,913			18,451	68,364
Issuance of Treasury Shares for Acquisition of New England Service Company	462,517		29,401			8,650	38,051
Other Comprehensive Income					34,136		34,136
Balance as of December 31, 2021	344,403,196	1,789,092	8,098,514	5,005,391	(42,275)	(250,878)	14,599,844
Net Income				1,412,394			1,412,394
Dividends on Common Shares - $2.55 Per Share				(883,113)			(883,113)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	2,165,671	10,828	189,077				199,905
Long-Term Incentive Plan Activity			8,335				8,335
Issuance of Treasury Shares	949,724		53,822			17,350	71,172
Capital Stock Expense			(2,847)				(2,847)
Issuance of Treasury Shares for Acquisition of The Torrington Water Company	925,264		54,830			17,303	72,133
Other Comprehensive Income					2,854		2,854
Balance as of December 31, 2022	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Activities:
Net Income	$1,412,394	$1,228,046	$1,212,686
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,194,246	1,103,008	981,380
Deferred Income Taxes	346,779	347,056	257,154
Uncollectible Expense	61,876	60,886	53,461
Pension, SERP and PBOP (Income)/Expense, Net	(160,857)	(14,693)	12,888
Pension and PBOP Contributions	(83,148)	(182,344)	(111,524)
Regulatory Under Recoveries, Net	(205,294)	(314,211)	(516,411)
(Customer Credits)/Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	(72,041)	81,274	—
Amortization	448,892	231,965	177,679
Cost of Removal Expenditures	(303,755)	(242,130)	(148,332)
Payment of Withheld Property Taxes	(78,446)	—	—
Other	(39,192)	(64,640)	(25,957)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(470,593)	(135,505)	(351,843)
Taxes Receivable/Accrued, Net	18,358	(110,621)	43,819
Accounts Payable	377,657	(29,201)	122,567
Other Current Assets and Liabilities, Net	(45,583)	3,710	(24,995)
Net Cash Flows Provided by Operating Activities	2,401,293	1,962,600	1,682,572

Investing Activities:
Investments in Property, Plant and Equipment	(3,441,852)	(3,175,080)	(2,942,996)
Proceeds from Sales of Marketable Securities	457,612	447,893	434,124
Purchases of Marketable Securities	(424,174)	(414,980)	(401,823)
Acquisition of Assets of Columbia Gas of Massachusetts, Net of Restricted Cash	—	—	(1,113,252)
Investments in Unconsolidated Affiliates	(742,496)	(327,385)	(239,673)
Proceeds from the Sale of Hingham Water System	—	—	110,536
Other Investing Activities	20,420	22,178	23,809
Net Cash Flows Used in Investing Activities	(4,130,490)	(3,447,374)	(4,129,275)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	197,058	—	928,992
Cash Dividends on Common Shares	(860,033)	(805,439)	(744,665)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
(Decrease)/Increase in Notes Payable	(78,170)	256,125	13,955
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Issuance of Long-Term Debt	4,045,000	3,230,000	2,760,000
Retirement of Long-Term Debt	(1,175,000)	(1,142,500)	(327,236)
Other Financing Activities	(48,185)	(46,625)	14,273
Net Cash Flows Provided by Financing Activities	2,029,941	1,440,832	2,594,590
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	300,744	(43,942)	147,887
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	221,008	264,950	117,063
Cash, Cash Equivalents and Restricted Cash - End of Year	$521,752	$221,008	$264,950

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2022.

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
February 15, 2023

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2022	2021

ASSETS
Current Assets:
Cash	$11,312	$55,804
Receivables, Net (net of allowance for uncollectible accounts of $225,320 and $181,319 as of December 31, 2022 and 2021, respectively)	612,052	447,774
Accounts Receivable from Affiliated Companies	46,439	43,944
Unbilled Revenues	59,363	56,787
Materials and Supplies	88,157	60,264
Taxes Receivable	65,785	55,223
Regulatory Assets	314,089	371,609
Prepayments and Other Current Assets	62,524	65,034
Total Current Assets	1,259,721	1,156,439
Property, Plant and Equipment, Net	11,467,024	10,803,543
Deferred Debits and Other Assets:
Regulatory Assets	1,593,693	1,713,161
Prepaid Pension	147,914	429
Other Long-Term Assets	290,444	276,084
Total Deferred Debits and Other Assets	2,032,051	1,989,674
Total Assets	$14,758,796	$13,949,656

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Accounts Payable	$710,500	$533,454
Accounts Payable to Affiliated Companies	136,277	132,578
Regulatory Liabilities	336,048	266,489
Derivative Liabilities	81,588	73,528
Other Current Liabilities	163,875	141,955
Total Current Liabilities	1,428,288	1,148,004
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,640,034	1,562,102
Regulatory Liabilities	1,263,396	1,193,259
Derivative Liabilities	143,929	235,387
Accrued Pension, SERP and PBOP	12,887	26,820
Other Long-Term Liabilities	153,194	153,004
Total Deferred Credits and Other Liabilities	3,213,440	3,170,572
Long-Term Debt	4,216,488	4,215,379
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,260,765	3,010,765
Retained Earnings	2,463,094	2,228,133
Accumulated Other Comprehensive Income	169	251
Common Stockholder's Equity	5,784,380	5,299,501
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$14,758,796	$13,949,656

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Revenues	$4,817,744	$3,637,412	$3,547,527

Operating Expenses:
Purchased Power and Transmission	2,110,253	1,392,969	1,369,196
Operations and Maintenance	707,162	644,175	572,897
Depreciation	355,511	338,915	320,709
Amortization of Regulatory Assets, Net	335,636	99,009	58,412
Energy Efficiency Programs	134,222	129,564	141,453
Taxes Other Than Income Taxes	384,746	363,862	344,451
Total Operating Expenses	4,027,530	2,968,494	2,807,118
Operating Income	790,214	668,918	740,409
Interest Expense	169,348	166,107	153,547
Other Income, Net	83,252	30,187	20,774
Income Before Income Tax Expense	704,118	532,998	607,636
Income Tax Expense	171,198	131,273	149,702
Net Income	$532,920	$401,725	$457,934

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Net Income	$532,920	$401,725	$457,934
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	(26)	(26)
Changes in Unrealized (Losses)/Gains on Marketable Securities	(56)	(25)	12
Other Comprehensive Loss, Net of Tax	(82)	(51)	(14)
Comprehensive Income	$532,838	$401,674	$457,920

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	6,035,205	$60,352	$2,535,765	$1,791,392	$316	$4,387,825
Net Income				457,934		457,934
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(69,500)		(69,500)
Capital Contributions from Eversource Parent			275,000			275,000
Adoption of Accounting Standards Update 2016-13				(900)		(900)
Other Comprehensive Loss					(14)	(14)
Balance as of December 31, 2020	6,035,205	60,352	2,810,765	2,173,367	302	5,044,786
Net Income				401,725		401,725
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,400)		(341,400)
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Loss					(51)	(51)
Balance as of December 31, 2021	6,035,205	60,352	3,010,765	2,228,133	251	5,299,501
Net Income				532,920		532,920
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(292,400)		(292,400)
Capital Contributions from Eversource Parent			250,000			250,000
Other Comprehensive Loss					(82)	(82)
Balance as of December 31, 2022	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Activities:
Net Income	$532,920	$401,725	$457,934
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	355,511	338,915	320,709
Deferred Income Taxes	45,381	123,889	144,527
Uncollectible Expense	15,578	13,495	12,882
Pension, SERP and PBOP (Income)/Expense, Net	(28,971)	5,295	11,372
Pension Contributions	—	(98,913)	(23,200)
Regulatory Under Recoveries, Net	(144,793)	(152,775)	(279,941)
(Customer Credits)/Reserve related to PURA Settlement Agreement and Storm Performance Penalty	(72,041)	81,274	—
Amortization of Regulatory Assets, Net	335,636	99,009	58,412
Cost of Removal Expenditures	(71,596)	(95,792)	(57,343)
Other	(25,927)	(10,194)	(57,870)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(256,338)	(75,881)	(126,638)
Taxes Receivable/Accrued, Net	897	(25,162)	(12,014)
Accounts Payable	207,698	24,895	(17,028)
Other Current Assets and Liabilities, Net	(24,308)	(16,925)	(34,729)
Net Cash Flows Provided by Operating Activities	869,647	612,855	397,073

Investing Activities:
Investments in Property, Plant and Equipment	(876,740)	(790,083)	(833,973)
Other Investing Activities	591	329	573
Net Cash Flows Used in Investing Activities	(876,149)	(789,754)	(833,400)

Financing Activities:
Cash Dividends on Common Stock	(292,400)	(341,400)	(69,500)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
Decrease in Notes Payable to Eversource Parent	—	—	(63,800)
Issuance of Long-Term Debt	—	425,000	400,000
Retirement of Long-Term Debt	—	(120,500)	—
Capital Contributions from Eversource Parent	250,000	200,000	275,000
Other Financing Activities	—	(5,663)	(4,976)
Net Cash Flows (Used In)/Provided by Financing Activities	(47,959)	151,878	531,165
Net (Decrease)/Increase in Cash and Restricted Cash	(54,461)	(25,021)	94,838
Cash and Restricted Cash - Beginning of Year	74,788	99,809	4,971
Cash and Restricted Cash - End of Year	$20,327	$74,788	$99,809

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2022.

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future refund or reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also read the November 30, 2022 Massachusetts Department of Public Utilities final decision on the NSTAR Electric distribution rate case proceeding as well as the publicly available filings made by NSTAR Electric and related attachments. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

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
February 15, 2023

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2022	2021

ASSETS
Current Assets:
Cash	$738	$745
Cash Equivalents	327,006	—
Receivables, Net (net of allowance for uncollectible accounts of $94,958 and $97,005 as of December 31, 2022 and 2021, respectively)	453,371	405,674
Accounts Receivable from Affiliated Companies	35,196	67,420
Unbilled Revenues	39,680	37,497
Materials, Supplies and REC Inventory	138,352	116,712
Taxes Receivable	45,474	80,617
Regulatory Assets	492,759	443,956
Prepayments and Other Current Assets	25,802	22,397
Total Current Assets	1,558,378	1,175,018
Property, Plant and Equipment, Net	11,626,968	10,876,614
Deferred Debits and Other Assets:
Regulatory Assets	1,221,619	1,135,231
Prepaid Pension and PBOP	576,809	441,426
Other Long-Term Assets	111,846	171,657
Total Deferred Debits and Other Assets	1,910,274	1,748,314
Total Assets	$15,095,620	$13,799,946

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$162,500
Long-Term Debt – Current Portion	80,000	400,000
Accounts Payable	559,676	490,915
Accounts Payable to Affiliated Companies	108,907	129,575
Obligations to Third Party Suppliers	142,628	116,273
Renewable Portfolio Standards Compliance Obligations	120,239	100,200
Regulatory Liabilities	373,221	228,248
Other Current Liabilities	83,925	84,303
Total Current Liabilities	1,468,596	1,712,014
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,700,875	1,579,508
Regulatory Liabilities	1,548,081	1,559,072
Accrued SERP	1,619	2,046
Other Long-Term Liabilities	287,694	345,888
Total Deferred Credits and Other Liabilities	3,538,269	3,486,514
Long-Term Debt	4,345,085	3,585,399
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,778,942	2,253,942
Retained Earnings	2,921,444	2,718,576
Accumulated Other Comprehensive Income	284	501
Common Stockholder's Equity	5,700,670	4,973,019
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$15,095,620	$13,799,946

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Revenues	$3,583,070	$3,056,350	$2,941,148

Operating Expenses:
Purchased Power and Transmission	1,264,824	932,530	879,244
Operations and Maintenance	640,834	563,172	534,118
Depreciation	361,969	337,451	319,468
Amortization of Regulatory Assets, Net	83,855	55,774	83,248
Energy Efficiency Programs	332,247	288,612	263,986
Taxes Other Than Income Taxes	246,705	216,703	206,764
Total Operating Expenses	2,930,434	2,394,242	2,286,828
Operating Income	652,636	662,108	654,320
Interest Expense	162,892	146,048	130,508
Other Income, Net	142,661	74,844	52,017
Income Before Income Tax Expense	632,405	590,904	575,829
Income Tax Expense	139,977	114,335	130,828
Net Income	$492,428	$476,569	$445,001

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Net Income	$492,428	$476,569	$445,001
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(221)	(100)	(286)
Qualified Cash Flow Hedging Instruments	20	298	437
Changes in Unrealized (Losses)/Gains on Marketable Securities	(16)	(6)	3
Other Comprehensive (Loss)/Income, Net of Tax	(217)	192	154
Comprehensive Income	$492,211	$476,761	$445,155

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	200	$—	$1,813,442	$2,346,287	$155	$4,159,884
Net Income				445,001		445,001
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(262,000)		(262,000)
Capital Contributions from Eversource Parent			180,500			180,500
Adoption of Accounting Standards Update 2016-13				(161)		(161)
Other Comprehensive Income					154	154
Balance as of December 31, 2020	200	—	1,993,942	2,527,167	309	4,521,418
Net Income				476,569		476,569
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(283,200)		(283,200)
Capital Contributions from Eversource Parent			260,000			260,000
Other Comprehensive Income					192	192
Balance as of December 31, 2021	200	—	2,253,942	2,718,576	501	4,973,019
Net Income				492,428		492,428
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(287,600)		(287,600)
Capital Contributions from Eversource Parent			525,000			525,000
Other Comprehensive Loss					(217)	(217)
Balance as of December 31, 2022	200	$—	$2,778,942	$2,921,444	$284	$5,700,670

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Activities:
Net Income	$492,428	$476,569	$445,001
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	361,969	337,451	319,468
Deferred Income Taxes	78,039	57,507	72,595
Pension, SERP and PBOP Income, Net	(55,830)	(26,120)	(18,132)
Pension Contributions	(15,000)	(30,000)	(650)
Regulatory Under Recoveries, Net	(88,220)	(79,075)	(186,081)
Amortization of Regulatory Assets, Net	83,855	55,774	83,248
Uncollectible Expense	21,550	16,649	15,293
Cost of Removal Expenditures	(57,339)	(58,967)	(39,166)
Payment of Withheld Property Taxes	(76,311)	—	—
Other	(14,294)	(32,447)	(22,888)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(23,757)	(45,774)	(81,571)
Taxes Receivable/Accrued, Net	35,143	(16,219)	(44,045)
Accounts Payable	8,815	31,650	25,573
Other Current Assets and Liabilities, Net	20,430	13,944	(42,831)
Net Cash Flows Provided by Operating Activities	771,478	700,942	525,814

Investing Activities:
Investments in Property, Plant and Equipment	(954,281)	(960,949)	(907,000)
Other Investing Activities	165	91	159
Net Cash Flows Used in Investing Activities	(954,116)	(960,858)	(906,841)

Financing Activities:
Cash Dividends on Common Stock	(287,600)	(283,200)	(262,000)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
(Decrease)/Increase in Notes Payable	(162,500)	(32,500)	184,500
Decrease in Notes Payable to Eversource Parent	—	(21,300)	(9,000)
Capital Contributions from Eversource Parent	525,000	260,000	180,500
Issuance of Long-Term Debt	850,000	600,000	400,000
Retirement of Long-Term Debt	(400,000)	(250,000)	(95,000)
Other Financing Activities	(13,188)	(10,355)	(4,915)
Net Cash Flows Provided by Financing Activities	509,752	260,685	392,125
Net Increase in Cash, Cash Equivalents and Restricted Cash	327,114	769	11,098
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	18,179	17,410	6,312
Cash, Cash Equivalents and Restricted Cash - End of Year	$345,293	$18,179	$17,410

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2022.

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
February 15, 2023

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2022	2021

ASSETS
Current Assets:
Cash	$136	$15
Receivables, Net (net of allowance for uncollectible accounts of $29,236 and $24,331 as of December 31, 2022 and 2021, respectively)	173,337	124,232
Accounts Receivable from Affiliated Companies	8,193	17,156
Unbilled Revenues	72,713	53,937
Taxes Receivable	27,978	4,487
Materials, Supplies and REC Inventory	34,521	25,930
Regulatory Assets	102,240	107,169
Special Deposits	33,140	31,390
Prepayments and Other Current Assets	13,297	17,622
Total Current Assets	465,555	381,938
Property, Plant and Equipment, Net	4,060,224	3,656,462
Deferred Debits and Other Assets:
Regulatory Assets	593,974	679,182
Prepaid Pension	66,384	—
Other Long-Term Assets	16,517	23,202
Total Deferred Debits and Other Assets	676,875	702,384
Total Assets	$5,202,654	$4,740,784

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$173,300	$110,600
Long-Term Debt – Current Portion	29,668	—
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	291,556	166,452
Accounts Payable to Affiliated Companies	36,231	43,485
Regulatory Liabilities	161,963	120,176
Other Current Liabilities	59,616	63,005
Total Current Liabilities	795,544	546,928
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	562,802	537,978
Regulatory Liabilities	391,628	381,366
Accrued Pension, SERP and PBOP	6,508	30,184
Other Long-Term Liabilities	30,579	34,080
Total Deferred Credits and Other Liabilities	991,517	983,608
Long-Term Debt	1,134,914	1,163,833
Rate Reduction Bonds	410,492	453,702
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,298,134	1,088,134
Retained Earnings	572,126	504,556
Accumulated Other Comprehensive (Loss)/Income	(73)	23
Common Stockholder's Equity	1,870,187	1,592,713
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$5,202,654	$4,740,784

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Revenues	$1,474,799	$1,177,248	$1,079,095

Operating Expenses:
Purchased Power and Transmission	665,478	370,271	364,067
Operations and Maintenance	255,991	237,659	219,325
Depreciation	127,962	120,065	100,372
Amortization of Regulatory Assets, Net	42,867	86,832	52,804
Energy Efficiency Programs	37,434	38,752	37,583
Taxes Other Than Income Taxes	95,301	91,465	81,611
Total Operating Expenses	1,225,033	945,044	855,762
Operating Income	249,766	232,204	223,333
Interest Expense	59,548	56,998	58,127
Other Income, Net	32,666	14,565	13,786
Income Before Income Tax Expense	222,884	189,771	178,992
Income Tax Expense	51,314	39,433	31,680
Net Income	$171,570	$150,338	$147,312

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Net Income	$171,570	$150,338	$147,312
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	—	673	1,075
Changes in Unrealized (Losses)/Gains on Marketable Securities	(96)	(37)	19
Other Comprehensive (Loss)/Income, Net of Tax	(96)	636	1,094
Comprehensive Income	$171,474	$150,974	$148,406

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2020	301	$—	$903,134	$490,306	$(1,707)	$1,391,733
Net Income				147,312		147,312
Dividends on Common Stock				(22,300)		(22,300)
Capital Contributions from Eversource Parent			25,000			25,000
Adoption of Accounting Standards Update 2016-13				(300)		(300)
Other Comprehensive Income					1,094	1,094
Balance as of December 31, 2020	301	—	928,134	615,018	(613)	1,542,539
Net Income				150,338		150,338
Dividends on Common Stock				(260,800)		(260,800)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					636	636
Balance as of December 31, 2021	301	—	1,088,134	504,556	23	1,592,713
Net Income				171,570		171,570
Dividends on Common Stock				(104,000)		(104,000)
Capital Contributions from Eversource Parent			210,000			210,000
Other Comprehensive Loss					(96)	(96)
Balance as of December 31, 2022	301	$—	$1,298,134	$572,126	$(73)	$1,870,187

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2022	2021	2020

Operating Activities:
Net Income	$171,570	$150,338	$147,312
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	127,962	120,065	100,372
Deferred Income Taxes	15,765	(14,530)	7,337
Uncollectible Expense	9,211	13,113	5,164
Pension, SERP and PBOP Income, Net	(16,421)	(3,296)	(1,255)
Pension Contributions	—	—	(19,500)
Regulatory Over/(Under) Recoveries, Net	53,181	32,587	(45,830)
Amortization of Regulatory Assets, Net	42,867	86,832	52,804
Cost of Removal Expenditures	(39,895)	(30,804)	(22,063)
Other	8,691	(1,370)	17,221
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(62,078)	(32,003)	(33,612)
Taxes Receivable/Accrued, Net	(23,492)	3,952	(6,942)
Accounts Payable	81,046	(3,256)	27,270
Other Current Assets and Liabilities, Net	(6,908)	14,454	(9,610)
Net Cash Flows Provided by Operating Activities	361,499	336,082	218,668

Investing Activities:
Investments in Property, Plant and Equipment	(485,611)	(326,379)	(342,586)
Other Investing Activities	1,013	562	982
Net Cash Flows Used in Investing Activities	(484,598)	(325,817)	(341,604)

Financing Activities:
Cash Dividends on Common Stock	(104,000)	(260,800)	(22,300)
Increase in Notes Payable to Eversource Parent	62,700	64,300	19,300
Issuance of Long-Term Debt	—	350,000	150,000
Retirement of Long-Term Debt	—	(282,000)	—
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Capital Contributions from Eversource Parent	210,000	160,000	25,000
Other Financing Activities	(705)	(2,984)	(2,987)
Net Cash Flows Provided by/(Used In) Financing Activities	124,785	(14,694)	125,803
Net Increase/(Decrease) in Cash and Restricted Cash	1,686	(4,429)	2,867
Cash and Restricted Cash - Beginning of Year	35,126	39,555	36,688
Cash and Restricted Cash - End of Year	$36,812	$35,126	$39,555

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

As of December 31, 2022 and 2021, Eversource's carrying amount of goodwill was $4.52 billion and $4.48 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment assessment for each of its reporting units as of October 1, 2022 and determined that no impairment exists.  See Note 25, "Goodwill," for further information.

For the year ended December 31, 2022, no impairments to goodwill, long-lived assets, available-for-sale debt securities, or equity method investment carrying values were identified.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

C.     Cash and Cash Equivalents
Cash includes cash on hand. At the end of each reporting period, any overdraft amounts are reclassified from Cash to Accounts Payable on the balance sheets. Cash Equivalents include short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

D.     Allowance for Uncollectible Accounts
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

Receivables are recorded at amortized cost, net of a credit loss provision (or allowance for uncollectible accounts). The current expected credit loss (CECL) model, which was implemented on January 1, 2020 (ASU 2016-13), is applied to receivables for purposes of calculating the allowance for uncollectible accounts. This model is based on expected losses and results in the recognition of estimated expected credit losses, including uncollectible amounts for both billed and unbilled revenues, over the life of the receivable at the time a receivable is recorded.

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category. Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of December 31, 2022 adequately reflected the collection risk and net realizable value for its receivables.

As of December 31, 2022 and 2021, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million and $55.3 million at Eversource, $16.0 million and $23.9 million at CL&P, and $4.1 million and $9.0 million at NSTAR Electric, respectively. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of January 1, 2020	$143.3	$81.5	$224.8	$80.1	$17.2	$97.3	$43.9	$31.5	$75.4	$10.5
ASU 2016-13 Implementation Impact on January 1, 2020	21.6	2.2	23.8	21.3	0.9	22.2	(1.6)	0.3	(1.3)	0.3
Increase due to CMA acquisition	—	24.2	24.2	—	—	—	—	—	—	—
Uncollectible Expense	—	53.5	53.5	—	12.9	12.9	—	15.3	15.3	5.2
Uncollectible Costs Deferred (1)	43.1	53.9	97.0	38.2	10.8	49.0	(1.7)	26.4	24.7	7.4
Write-Offs	(14.7)	(63.3)	(78.0)	(11.9)	(17.8)	(29.7)	(0.9)	(26.3)	(27.2)	(6.9)
Recoveries Collected	1.5	12.1	13.6	1.4	4.3	5.7	—	4.7	4.7	0.7
Balance as of December 31, 2020	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	60.9	60.9	—	13.5	13.5	—	16.6	16.6	13.1
Uncollectible Costs Deferred (1)	51.9	58.7	110.6	32.3	25.5	57.8	4.3	15.8	20.1	3.1
Write-Offs	(22.0)	(107.7)	(129.7)	(18.0)	(36.2)	(54.2)	(0.7)	(36.3)	(37.0)	(10.0)
Recoveries Collected	1.4	15.3	16.7	1.2	5.6	6.8	—	5.7	5.7	0.9
Balance as of December 31, 2021	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	61.9	61.9	—	15.6	15.6	—	21.6	21.6	9.2
Uncollectible Costs Deferred (1)	77.8	34.7	112.5	58.3	1.2	59.5	1.5	10.9	12.4	2.5
Write-Offs	(21.3)	(102.7)	(124.0)	(15.3)	(23.0)	(38.3)	(1.1)	(41.2)	(42.3)	(7.7)
Recoveries Collected	1.8	16.7	18.5	1.3	5.9	7.2	—	6.3	6.3	0.9
Balance as of December 31, 2022	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2

(1)    These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs and COVID-19. The increase in the allowance for uncollectible hardship accounts in 2022 at Eversource and CL&P primarily relates to increased customer enrollment in disconnection prevention programs in Connecticut.

E.    Transfer of Energy Efficiency Loans
CL&P transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $55 million.  The amounts of the loans are included in Accounts Receivable, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $9.1 million and $13.0 million, respectively, as of December 31, 2022, and $10.5 million and $8.3 million, respectively, as of December 31, 2021.

F.     Materials, Supplies, Natural Gas and REC Inventory
Materials, Supplies, Natural Gas and REC Inventory include materials and supplies purchased primarily for construction or operation and maintenance purposes, natural gas purchased for delivery to customers, and RECs.  Inventory is valued at the lower of cost or net realizable value. RECs are purchased from suppliers of renewable sources of generation and are used to meet state mandated Renewable Portfolio Standards requirements.  The carrying amounts of materials and supplies, natural gas inventory, and RECs, which are included in Current Assets on the balance sheets, were as follows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Materials and Supplies	$221.0	$88.2	$81.0	$34.4	$148.9	$60.3	$55.0	$25.2
Natural Gas	95.9	—	—	—	56.2	—	—	—
RECs	57.5	—	57.4	0.1	62.4	—	61.7	0.7
Total	$374.4	$88.2	$138.4	$34.5	$267.5	$60.3	$116.7	$25.9

G.     Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" (normal) and to marketable securities held in trusts. Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill, long-lived assets, equity method investments, AROs, and in the valuation of business combinations and asset acquisitions. The fair value measurement guidance was also applied in estimating the fair value of preferred stock, long-term debt and RRBs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Investments in Unconsolidated Affiliates," Note 7, "Asset Retirement Obligations," Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," Note 15, "Fair Value of Financial Instruments," and Note 25, “Goodwill,” to the financial statements.

H.     Derivative Accounting
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

Regulatory assets or regulatory liabilities are recorded to offset the fair values of these derivative contracts related to energy and energy-related products, as contract settlements are recovered from, or refunded to, customers in future rates. All changes in the fair value of these derivative contracts are recorded as regulatory assets or liabilities and do not impact net income.

For further information regarding derivative contracts, see Note 4, "Derivative Instruments," to the financial statements.

I.     Operating Expenses
The cost of natural gas included in Purchased Power, Purchased Natural Gas and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Eversource - Cost of Natural Gas	$1,010.2	$718.6	$464.2

J.     Allowance for Funds Used During Construction
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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2022	2021	2020
Borrowed Funds	$21.8	$18.4	$23.7
Equity Funds	47.3	37.3	42.0
Total AFUDC	$69.1	$55.7	$65.7
Average AFUDC Rate	4.7%	4.2%	5.0%

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$4.8	$10.7	$1.4	$2.9	$9.0	$0.8	$6.6	$9.1	$2.1
Equity Funds	13.6	24.6	2.5	7.7	20.4	1.6	13.8	21.5	4.2
Total AFUDC	$18.4	$35.3	$3.9	$10.6	$29.4	$2.4	$20.4	$30.6	$6.3
Average AFUDC Rate	6.6%	5.4%	2.6%	5.0%	4.9%	2.5%	5.9%	5.7%	4.7%
K.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$219.8	$84.4	$44.4
AFUDC Equity	47.3	37.3	42.0
Equity in Earnings of Unconsolidated Affiliates (2)	22.9	14.2	14.2
Investment Income/(Loss)	1.9	(0.2)	1.1
Interest Income	50.5	25.6	4.8
Gain on Sale of Property	2.6	0.1	1.8
Other	1.1	(0.1)	0.3
Total Other Income, Net	$346.1	$161.3	$108.6

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$64.4	$85.5	$26.8	$15.2	$40.2	$10.3	$3.8	$29.3	$7.0
AFUDC Equity	13.6	24.6	2.5	7.7	20.4	1.6	13.8	21.5	4.2
Investment (Loss)/Income	(1.3)	1.2	0.2	1.3	0.1	0.1	1.1	(0.8)	0.1
Interest Income	6.5	30.7	3.1	5.9	13.4	2.4	2.0	0.9	2.4
Other	0.1	0.7	0.1	0.1	0.7	0.2	0.1	1.1	0.1
Total Other Income, Net	$83.3	$142.7	$32.7	$30.2	$74.8	$14.6	$20.8	$52.0	$13.8

(1)    See Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for the components of net periodic benefit income/expense for the Pension, SERP and PBOP Plans. The non-service related components of pension, SERP and PBOP benefit income/expense, after capitalization or deferral, are presented as non-operating income and recorded in Other Income, Net on the statements of income.

(2)    Equity in earnings of unconsolidated affiliates includes $12.2 million and $2.1 million of pre-tax unrealized gains for the years ended December 31, 2022 and 2021, respectively, and $2.4 million of primarily realized gains for the year ended December 31, 2020, associated with an equity method investment in a renewable energy fund. Equity in earnings of unconsolidated affiliates for the year ended December 31, 2020 includes an other-than-temporary impairment of $2.8 million related to a write-off of an investment within a renewable energy fund. See Note 6, "Investments in Unconsolidated Affiliates," for Eversource’s equity method investments.

L.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Eversource	$194.7	$181.9	$170.6
CL&P	166.1	158.1	149.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

M.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2022	2021	2020
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$636.2	$568.7	$518.0
Income Taxes	77.9	121.6	48.9
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	586.9	467.9	367.2

	As of and For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$167.2	$152.8	$58.3	$161.5	$141.6	$56.5	$149.0	$129.4	$54.5
Income Taxes	117.6	23.8	58.3	38.4	74.2	51.1	10.9	110.7	34.2
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	131.8	184.3	76.2	110.6	120.0	68.7	101.8	103.2	33.3

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$374.6	$11.3	$327.7	$0.1	$66.8	$55.8	$0.7	$—
Restricted cash included in:
Special Deposits	102.2	8.8	17.5	33.1	78.2	18.7	17.4	31.4
Marketable Securities	25.4	0.2	0.1	0.4	31.3	0.3	0.1	0.5
Other Long-Term Assets	19.6	—	—	3.2	44.7	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$521.8	$20.3	$345.3	$36.8	$221.0	$74.8	$18.2	$35.1

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, cash held in escrow accounts, and CYAPC and YAEC cash balances. The December 31, 2021 balance also included a $10 million customer assistance fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages at CL&P established under the terms of the PURA-approved October 2021 settlement agreement. Those customers were provided with $10 million of bill forgiveness in the first quarter of 2022, which represented a non-cash transaction. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

Restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement. As of December 31, 2022, $20.0 million of this restricted cash was recorded as short-term in Special Deposits and $15.9 million was recorded in Other Long-Term Assets. As of December 31, 2021, this restricted cash totaled $41.5 million and was recorded in Other Long-Term Assets on the balance sheet.

Cash Equivalents at NSTAR Electric of $327.0 million related to a cash infusion by Eversource parent received in December 2022 recorded in a money market account.

N.     Related Parties
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

As of both December 31, 2022 and 2021, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2022 and 2021 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource made contributions to the Eversource Energy Foundation of $8.0 million in 2022 and $6.4 million in 2020 and did not make any contributions in 2021.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Benefit Costs	$921.7	$156.7	$299.5	$56.6	$1,481.0	$272.4	$395.5	$118.9
Storm Costs, Net	1,379.1	799.3	484.4	95.4	1,102.7	695.6	341.3	65.8
Regulatory Tracking Mechanisms	1,075.3	216.8	391.5	73.7	1,050.5	333.6	376.6	85.4
Income Taxes, Net	853.3	491.1	115.6	16.0	790.7	470.5	112.6	17.5
Securitized Stranded Costs	435.7	—	—	435.7	478.9	—	—	478.9
Goodwill-related	281.0	—	241.2	—	297.8	—	255.7	—
Derivative Liabilities	181.8	181.8	—	—	249.2	249.2	—	—
Asset Retirement Obligations	127.9	35.9	68.2	4.4	115.0	33.6	59.8	4.1
Other Regulatory Assets	322.5	26.2	114.0	14.4	150.0	29.9	37.7	15.8
Total Regulatory Assets	5,578.3	1,907.8	1,714.4	696.2	5,715.8	2,084.8	1,579.2	786.4
Less: Current Portion	1,335.5	314.1	492.8	102.2	1,129.1	371.6	444.0	107.2
Total Long-Term Regulatory Assets	$4,242.8	$1,593.7	$1,221.6	$594.0	$4,586.7	$1,713.2	$1,135.2	$679.2

Benefit Costs:   Deferred benefit costs represent unrecognized actuarial losses and gains and unrecognized prior service costs and credits attributable to Eversource's Pension, SERP and PBOP Plans. The regulated companies record actuarial losses and gains and prior service costs and credits arising at the December 31st remeasurement date of the funded status of the benefit plans as a regulatory asset or regulatory liability in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset or regulatory liability is amortized with the recognition of actuarial losses and gains and prior service costs and credits to net periodic benefit expense/income over the estimated average future employee service period using the corridor approach.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the regulated companies, no carrying charge is recovered from customers. See Note 11A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pension," for further information on regulatory benefit plan amounts arising and amortized during the year.

Eversource, CL&P, NSTAR Electric, and PSNH recover benefit costs related to their distribution and transmission operations from customers in rates as allowed by their applicable regulatory commissions.  NSTAR Electric, NSTAR Gas and EGMA recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year.  The electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses.

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

Multiple tropical and severe storms over the past several years have caused extensive damage to Eversource’s electric distribution systems resulting in significant numbers and durations of customer outages, along with significant pre-staging costs. Storms in 2022 that qualified for future recovery resulted in deferred storm restoration costs and pre-staging costs totaling $399 million at Eversource, including $163 million at CL&P, $181 million at NSTAR Electric, and $55 million at PSNH. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. Of Eversource’s total deferred storm costs, $1.40 billion either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review (including $807 million at CL&P, $492 million at NSTAR Electric and $98 million at PSNH) as of December 31, 2022. These storm cost totals exclude storm funding amounts that are collected in rates, which are recorded as a reduction to the deferred storm cost regulatory asset balance. NSTAR Electric and PSNH are seeking approval of their deferred storm restoration costs through the applicable regulatory recovery process. As part of CL&P’s October 1, 2021 settlement agreement, CL&P agreed to freeze its current base distribution rates (including storm costs) until no earlier than January 1, 2024. As a result, CL&P has not yet filed for approval of its storm costs in a regulatory proceeding.

CL&P Tropical Storm Isaias Costs: On August 4, 2020, Tropical Storm Isaias caused catastrophic damage to our electric distribution system, which resulted in significant numbers and durations of customer outages, primarily in Connecticut. In terms of customer outages, this storm was one of the worst in CL&P’s history. PURA will investigate the prudency of costs incurred by CL&P to restore service in response to Tropical Storm Isaias. That investigation is expected to occur either in a separate proceeding not yet initiated or as part of CL&P’s next rate review proceeding. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $235 million at CL&P as of December 31, 2022. Although PURA found that CL&P’s performance in its preparation for, and response to, Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it will be able to present credible evidence in a future proceeding demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA in a future proceeding, any such amount cannot be estimated at this time. Eversource and CL&P continue to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of Eversource or CL&P.

Regulatory Tracking Mechanisms:  The regulated companies' approved rates are designed to recover costs incurred to provide service to customers. The regulated companies recover certain of their costs on a fully-reconciling basis through regulatory commission-approved tracking mechanisms. The differences between the costs incurred (or the rate recovery allowed) and the actual revenues are recorded as regulatory assets (for undercollections) or as regulatory liabilities (for overcollections) to be included in future customer rates each year.  Carrying charges are recovered in rates on all material regulatory tracking mechanisms.

The electric and natural gas distribution companies recover, on a fully reconciling basis, the costs associated with the procurement of energy and natural gas supply, electric transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, restructuring and stranded costs as a result of deregulation (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs.

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

Securitized Stranded Costs: In 2018, a subsidiary of PSNH issued $635.7 million of securitized RRBs to finance PSNH's unrecovered remaining costs associated with the divestiture of its generation assets. Securitized regulatory assets, which are not earning an equity return, are being recovered over the amortization period of the associated RRBs. The PSNH RRBs are expected to be repaid by February 1, 2033. For further information, see Note 10, "Rate Reduction Bonds and Variable Interest Entities," to the financial statements.

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2022, there were 17 years of amortization remaining.

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

Other Regulatory Assets:  Other Regulatory Assets primarily include environmental remediation costs, certain uncollectible accounts receivable for hardship customers, certain exogenous property taxes and merger-related costs allowed for recovery, contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, water tank painting costs, losses associated with the reacquisition or redemption of long-term debt, and various other items.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $210.8 million (including $135.9 million for CL&P, $19.8 million for NSTAR Electric and $1.0 million for PSNH) and $252.5 million (including $114.9 million for CL&P, $85.0 million for NSTAR Electric and $3.4 million for PSNH) of additional regulatory costs as of December 31, 2022 and 2021, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  As of December 31, 2022 and 2021, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $29.8 million and $33.0 million at Eversource, $11.8 million and $18.0 million at CL&P, and $2.2 million and $6.1 million at NSTAR Electric, respectively.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return is not recorded on the balance sheets. The equity return for PSNH was $4.1 million and $5.0 million as of December 31, 2022 and 2021, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,619.3	$983.6	$944.3	$348.6	$2,685.2	$996.1	$984.5	$359.2
Cost of Removal	670.6	130.8	405.3	14.7	649.6	100.1	381.0	17.2
Regulatory Tracking Mechanisms	890.8	361.0	336.1	155.0	448.4	182.0	185.1	107.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	270.9	34.5	139.7	28.8	148.3	12.0	90.7	14.9
Benefit Costs	55.4	0.7	31.4	—	133.5	—	107.4	—
AFUDC - Transmission	98.2	48.2	50.0	—	81.0	43.2	37.8	—
CL&P Settlement Agreement and Storm Performance Penalty	—	—	—	—	81.3	81.3	—	—
Other Regulatory Liabilities	215.9	40.6	14.5	6.5	241.4	45.1	0.8	3.3
Total Regulatory Liabilities	4,821.1	1,599.4	1,921.3	553.6	4,468.7	1,459.8	1,787.3	501.6
Less: Current Portion	890.8	336.0	373.2	162.0	602.4	266.5	228.2	120.2
Total Long-Term Regulatory Liabilities	$3,930.3	$1,263.4	$1,548.1	$391.6	$3,866.3	$1,193.3	$1,559.1	$381.4

EDIT due to Tax Cuts and Jobs Act of 2017: Pursuant to the Tax Cuts and Jobs Act of 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit customers in future periods and were recognized as regulatory liabilities on the balance sheet. EDIT liabilities related to property, plant, and equipment are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. Eversource's regulated companies (except for the Connecticut water business) are in the process of refunding the EDIT liabilities to customers based on orders issued by applicable state and federal regulatory commissions.

Cost of Removal:  Eversource's regulated companies currently recover amounts in rates for future costs of removal of plant assets over the lives of the assets.  The estimated cost to remove utility assets from service is recognized as a component of depreciation expense, and the cumulative amount collected from customers but not yet expended is recognized as a regulatory liability.

Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP:  Regulatory liabilities were recorded for the deferred portion of the non-service related components of net periodic benefit expense/(income) for the Pension, SERP and PBOP Plans. These regulatory liabilities will be amortized over the remaining useful lives of the various classes of utility property, plant and equipment.

AFUDC - Transmission:  Regulatory liabilities were recorded by CL&P and NSTAR Electric for AFUDC accrued on certain reliability-related transmission projects to reflect local rate base recovery.  These regulatory liabilities will be amortized over the depreciable life of the related transmission assets.

CL&P Settlement Agreement and Storm Performance Penalty:  On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances. A $28.4 million performance penalty assessed by PURA was recorded within current regulatory liabilities on CL&P’s balance sheet and was credited to customers on electric bills beginning on September 1, 2021 over a one-year period. On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel, Office of the Attorney General and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by PURA. PURA approved the settlement agreement on October 27, 2021. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement. Customer credits of $65 million were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also irrevocably set aside $10 million in a customer assistance fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages. Those customers were provided with $10 million of bill forgiveness in the first quarter of 2022. The balance as of December 31, 2021 represented the reserve for customer credits not yet issued and bill payment assistance not yet provided. See Note 13G, “Commitments and Contingencies - CL&P Regulatory Matters,” for further information.

Other Regulatory Liabilities:  Other Regulatory Liabilities primarily include EGMA’s acquired regulatory liability as a result of the 2020 DPU-approved rate settlement agreement and the CMA asset acquisition on October 9, 2020, and various other items.

FERC ROE Complaints:  As of December 31, 2022, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracking Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2022 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Recent Regulatory Developments:

CL&P Rate Relief Plan: On November 28, 2022, Governor Lamont, DEEP, Office of Consumer Counsel, and CL&P jointly developed a rate relief plan for electric customers for the winter peak season of January 1, 2023 through April 30, 2023. On December 16, 2022, PURA approved the rate relief plan. As part of the rate relief plan, CL&P reduced the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate effective January 1, 2023 to provide customers with an average $10 monthly bill credit from January through April 2023. This rate reduction accelerates the return to customers of net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants of approximately $90 million. The rate relief plan also included instituting a temporary, flat monthly discount for qualifying low-income hardship customers effective January 1, 2023. This flat-rate credit will continue until a new low-income discount rate that was approved by PURA in an October 19, 2022 decision is implemented in 2024. These aspects of the rate relief plan do not impact CL&P’s earnings but do impact its future cash flows. Also as part of the rate relief plan, CL&P committed to contribute $10 million to an energy assistance program for qualifying hardship customers, which is expected to be distributed as a bill credit to those customers by the end of the first quarter of 2023. CL&P recorded a current liability of $10 million on the balance sheet and a charge to expense on the statement of income for the year ended December 31, 2022 associated with the customer assistance program.

NSTAR Electric Distribution Rate Case: On November 30, 2022, the DPU issued its decision in the NSTAR Electric distribution rate case and approved a base distribution rate increase of $64 million effective January 1, 2023. The DPU approved a renewal of the performance-based ratemaking (PBR) plan originally authorized in its previous rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. The DPU also allowed for adjustments to the PBR mechanism for the recovery of future capital additions based on a historical five-year average of total capital additions, beginning with the January 1, 2024 PBR adjustment. The decision allows an authorized regulatory ROE of 9.80 percent on a capital structure including 53.2 percent equity.

Among other items, the DPU approved an increase to the annual storm fund contribution collected through base distribution rates from $10 million to $31 million, and allowed for the recovery of storm threshold costs of $1.3 million per storm event subsequent to the eighth storm in a calendar year (six recovered in base rates plus two additional storms). The DPU approved cost recovery of a portion of NSTAR Electric’s outstanding storm costs beginning on January 1, 2023 and January 1, 2024, subject to reconciliation from future prudency reviews. In a subsequent compliance filing, the DPU allowed recovery to commence for outstanding storm costs occurring between 2018 and 2022 and interest in a total of $162.1 million over a five-year period starting January 1, 2023. In addition, NSTAR Electric will begin to recover 2021 exogenous storms and interest in a total of $220.9 million over a five-year period beginning January 1, 2024. The DPU also approved the recovery of historical exogenous property taxes of $30.8 million incurred from 2020 through 2022 over a two-year period and $8.3 million incurred from 2012 through 2015 over a five-year period effective January 1, 2023. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the NSTAR Electric balance sheet.

NSTAR Gas Distribution Rates: As part of an inflation-based mechanism, NSTAR Gas submitted its second annual Performance Based Rate Adjustment filing on September 15, 2022 and on October 31, 2022, the DPU approved a $21.7 million increase to base distribution rates for effect on November 1, 2022. The increase is inclusive of a $4.5 million permanent increase related to exogenous property taxes and a $5.4 million increase related to an October 6, 2021 mitigation plan filing that delayed recovery of a portion of a base distribution rate increase originally scheduled to take effect November 1, 2021. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.2 million over a two-year period through a separate reconciling mechanism effective November 1, 2022. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the Eversource balance sheet.

EGMA Distribution Rates: As established in an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU, on September 16, 2022 EGMA filed for its second base distribution rate increase and on October 31, 2022, the DPU approved a $6.7 million increase to base distribution rates and a $3.3 million increase to the Tax Act Credit Factor for effect on November 1, 2022. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.6 million over a two-year period through a separate reconciling mechanism effective November 1, 2022. EGMA will request recovery of incremental property taxes incurred after October 31, 2022 in future exogenous filings. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the Eversource balance sheet.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2022	2021
Distribution - Electric	$18,326.2	$17,679.1
Distribution - Natural Gas	7,443.8	6,694.8
Transmission - Electric	13,709.3	12,882.4
Distribution - Water	2,112.6	1,900.9
Solar	200.8	200.9
Utility	41,792.7	39,358.1
Other (1)	1,738.1	1,469.5
Property, Plant and Equipment, Gross	43,530.8	40,827.6
Less: Accumulated Depreciation
Utility	(9,167.4)	(8,885.2)
Other	(706.1)	(580.1)
Total Accumulated Depreciation	(9,873.5)	(9,465.3)
Property, Plant and Equipment, Net	33,657.3	31,362.3
Construction Work in Progress	2,455.5	2,015.4
Total Property, Plant and Equipment, Net	$36,112.8	$33,377.7

	As of December 31,
	2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,370.1	$8,410.0	$2,586.4	$7,117.6	$8,105.5	$2,496.2
Transmission - Electric	6,165.1	5,333.8	2,212.0	5,859.0	5,090.5	1,934.6
Solar	—	200.8	—	—	200.9	—
Property, Plant and Equipment, Gross	13,535.2	13,944.6	4,798.4	12,976.6	13,396.9	4,430.8
Less: Accumulated Depreciation	(2,567.1)	(3,381.2)	(912.3)	(2,572.1)	(3,227.3)	(908.4)
Property, Plant and Equipment, Net	10,968.1	10,563.4	3,886.1	10,404.5	10,169.6	3,522.4
Construction Work in Progress	498.9	1,063.6	174.1	399.0	707.0	134.1
Total Property, Plant and Equipment, Net	$11,467.0	$11,627.0	$4,060.2	$10,803.5	$10,876.6	$3,656.5

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2022	2021	2020
Eversource	3.0%	3.1%	3.0%
CL&P	2.8%	2.8%	2.8%
NSTAR Electric	2.7%	2.8%	2.8%
PSNH	3.0%	3.1%	2.8%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2022
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	34.2	35.0	34.6	30.8
Distribution - Natural Gas	37.4	—	—	—
Transmission - Electric	39.8	36.3	45.2	39.3
Distribution - Water	39.0	—	—	—
Solar	22.9	—	22.9	—
Other (1)	11.0	—	—	—

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2022			2021
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$16.3	$(0.5)	$15.8	$14.7	$(1.0)	$13.7
Long-Term Derivative Assets	Level 3	28.8	(0.9)	27.9	46.9	(0.9)	46.0
Current Derivative Liabilities	Level 3	(81.6)	—	(81.6)	(73.5)	—	(73.5)
Long-Term Derivative Liabilities	Level 3	(143.9)	—	(143.9)	(235.4)	—	(235.4)

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2022, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2022 and 2021 were 674 MW and 675 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the years ended December 31, 2022, 2021 and 2020, there were gains of $10.1 million and losses of $7.1 million and $21.2 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of December 31,
	2022						2021
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.44	—	$0.50	$0.47	per kW-Month	2023 - 2024	$0.50	—	$1.15	$0.82	per kW-Month	2022 - 2024

Exit price premiums of 2.9 percent through 7.1 percent, or a weighted average of 6.1 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2022	2021
Derivatives, Net:
Fair Value as of Beginning of Period	$(249.2)	$(293.1)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	10.1	(8.5)
Settlements	57.3	52.4
Fair Value as of End of Period	$(181.8)	$(249.2)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2022 and 2021 was $20.0 million and $40.2 million, respectively.  For the years ended December 31, 2022, 2021 and 2020, there were unrealized losses of $9.7 million and unrealized gains of $4.4 million and $3.7 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $170.1 million and $214.0 million as of December 31, 2022 and 2021, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities:

	As of December 31,
	2022				2021
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$201.6	$0.1	$(16.2)	$185.5	$214.5	$5.1	$(0.2)	$219.4

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There have been no credit losses for the years ended December 31, 2022 and 2021, and no allowance for credit losses as of December 31, 2022. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $163.2 million and $189.9 million as of December 31, 2022 and 2021, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of December 31, 2022 and 2021 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

As of December 31, 2022, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$28.5	$28.3
One to five years	43.8	42.4
Six to ten years	35.6	32.3
Greater than ten years	93.7	82.5
Total Debt Securities	$201.6	$185.5

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2022	2021
Level 1:
Mutual Funds and Equities	$190.1	$254.2
Money Market Funds	25.4	31.3
Total Level 1	$215.5	$285.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$82.3	$81.3
Corporate Debt Securities	46.1	65.3
Asset-Backed Debt Securities	8.6	12.6
Municipal Bonds	12.7	12.3
Other Fixed Income Securities	10.4	16.6
Total Level 2	$160.1	$188.1
Total Marketable Securities	$375.6	$473.6

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest	2022	2021
Offshore Wind Business - North East Offshore	50%	$1,947.1	$1,213.6
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	118.8	121.9
Renewable Energy Investment Fund	90%	84.1	76.5
Other	various	26.1	24.3
Total Investments in Unconsolidated Affiliates		$2,176.1	$1,436.3

For the years ended December 31, 2022, 2021 and 2020, Eversource had equity in earnings of unconsolidated affiliates of $22.9 million, $14.2 million, and $14.2 million, respectively. Eversource received dividends from its equity method investees of $26.2 million, $21.6 million, and $21.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Any differences between the cost of an investment and the amount of underlying equity in net assets of an investee are considered basis differences, and are determined based upon the estimated fair values of the investee's identifiable assets and liabilities. The carrying amount of Eversource’s offshore wind investments exceeded its share of underlying equity in net assets by $343.1 million and $300.4 million, respectively, as of December 31, 2022 and 2021. As of December 31, 2022, these basis differences are primarily comprised of $168.9 million of equity method goodwill that is not being amortized, intangible assets for PPAs, and capitalized interest.

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

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. As part of that review, Eversource is exploring strategic alternatives that could result in a potential sale of all, or part, of its 50 percent interest in its offshore wind partnership with Ørsted. In late July, Eversource started preliminary and targeted outreach to interested parties. Eversource continues to work with interested parties through this ongoing process and expects to complete this review in the second quarter of 2023. Eversource’s strategic review of its offshore wind investment does not impact the presentation of the December 31, 2022 financial statements.

NSTAR Electric: As of December 31, 2022 and 2021, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $9.3 million and $9.0 million, respectively.

Impairment of Equity Method Investments: Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. No impairments occurred during the year 2022. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment.

Eversource believes that the fair market value of its offshore wind investment is greater than the carrying value based upon management’s expectation for future cash flows arising from the sale of all, or part, of its investment. There are uncertainties in a sale process, and there could be changes in market conditions that would impact Eversource’s ability to sell this investment or the value it would receive for these assets. In the event that the strategic review does not result in the sale of the offshore wind business or that a sale of the offshore wind business is significantly delayed or at lower than expected value from these changes in market conditions driven by unfavorable developments, such as scheduling or permitting delays, increases in cost estimates, changes to tax laws impacting the project’s ability to monetize tax attributes, higher interest rates, and increases in the discount rate, it could result in Eversource having to evaluate whether or not its investment is impaired. Any resulting impairment charge could have a material adverse effect on the financial position and results of operations.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$500.1	$35.0	$97.5	$4.7	$499.7	$33.4	$91.8	$4.4
Liabilities Settled During the Year	(22.3)	—	—	—	(23.9)	(0.6)	—	—
Accretion	28.9	2.4	4.1	0.2	29.4	2.2	4.0	0.3
Revisions in Estimated Cash Flows	(4.0)	—	(0.3)	—	(5.1)	—	1.7	—
Balance as of End of Year	$502.7	$37.4	$101.3	$4.9	$500.1	$35.0	$97.5	$4.7

Eversource's amounts include CYAPC and YAEC's AROs of $320.5 million and $325.9 million as of December 31, 2022 and 2021, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.
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

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2022, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $443.5 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2022, CL&P had $1.01 billion of unsecured debt capacity available under this authorization.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Eversource Parent Commercial Paper Program	$1,442.2	$1,343.0	$557.8	$657.0	4.63%	0.31%
NSTAR Electric Commercial Paper Program	—	162.5	650.0	487.5	—%	0.14%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2022 or 2021.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2022.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2022 and 2021, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. As of December 31, 2021, there were intercompany loans from Eversource parent to PSNH of $110.6 million. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)		As of December 31,
	Interest Rate	2022	2021
First Mortgage Bonds:
1994 Series D due 2024	7.875%	$139.8	$139.8
2004 Series B due 2034	5.750%	130.0	130.0
2005 Series B due 2035	5.625%	100.0	100.0
2006 Series A due 2036	6.350%	250.0	250.0
2007 Series B due 2037	5.750%	150.0	150.0
2007 Series D due 2037	6.375%	100.0	100.0
2013 Series A due 2023	2.500%	400.0	400.0
2014 Series A due 2044	4.300%	475.0	475.0
2015 Series A due 2045	4.150%	350.0	350.0
2017 Series A due 2027	3.200%	500.0	500.0
2018 Series A due 2048	4.000%	800.0	800.0
2020 Series A due 2025	0.750%	400.0	400.0
2021 Series A due 2031	2.050%	425.0	425.0
Total First Mortgage Bonds		4,219.8	4,219.8
Less Amounts due Within One Year		(400.0)	—
Current Portion Classified as Long-Term Debt (1)		400.0	—
Unamortized Premiums and Discounts, Net		21.5	23.1
Unamortized Debt Issuance Costs		(24.8)	(27.5)
CL&P Long-Term Debt		$4,216.5	$4,215.4

NSTAR Electric (Millions of Dollars)		As of December 31,
	Interest Rate	2022	2021
Debentures:
2006 Debentures due 2036	5.750%	$200.0	$200.0
2010 Debentures due 2040	5.500%	300.0	300.0
2012 Debentures due 2022	2.375%	—	400.0
2014 Debentures due 2044	4.400%	300.0	300.0
2015 Debentures due 2025	3.250%	250.0	250.0
2016 Debentures due 2026	2.700%	250.0	250.0
2017 Debentures due 2027	3.200%	700.0	700.0
2019 Debentures due 2029	3.250%	400.0	400.0
2020 Debentures due 2030	3.950%	400.0	400.0
2021 Debentures due 2051	3.100%	300.0	300.0
2021 Debentures due 2031	1.950%	300.0	300.0
2022 Debentures due 2052	4.550%	450.0	—
2022 Debentures due 2052	4.950%	400.0	—
Total Debentures		4,250.0	3,800.0
Notes:
2004 Senior Notes Series B due 2034	5.900%	50.0	50.0
2007 Senior Notes Series D due 2037	6.700%	40.0	40.0
2013 Senior Notes Series G due 2023	3.880%	80.0	80.0
2016 Senior Notes Series H due 2026	2.750%	50.0	50.0
Total Notes		220.0	220.0
Less Amounts due Within One Year		(80.0)	(400.0)
Unamortized Premiums and Discounts, Net		(14.8)	(11.2)
Unamortized Debt Issuance Costs		(30.1)	(23.4)
NSTAR Electric Long-Term Debt		$4,345.1	$3,585.4

PSNH (Millions of Dollars)		As of December 31,
	Interest Rate	2022	2021
First Mortgage Bonds:
2005 Series M due 2035	5.600%	$50.0	$50.0
2013 Series S due 2023	3.500%	325.0	325.0
2019 Series T due 2049	3.600%	300.0	300.0
2020 Series U due 2050	2.400%	150.0	150.0
2021 Series V due 2031	2.200%	350.0	350.0
Total First Mortgage Bonds		1,175.0	1,175.0
Less Amounts due Within One Year		(325.0)	—
Current Portion Classified as Long-Term Debt (1)		295.3	—
Unamortized Premiums and Discounts, Net		(2.5)	(2.6)
Unamortized Debt Issuance Costs		(7.9)	(8.6)
PSNH Long-Term Debt		$1,134.9	$1,163.8

OTHER (Millions of Dollars)				As of December 31,
	Interest Rate			2022	2021
Yankee Gas - First Mortgage Bonds due 2024 - 2051	1.380%	-	5.350%	$845.0	$765.0
NSTAR Gas - First Mortgage Bonds due 2025 - 2051	2.250%	-	7.110%	705.0	580.0
EGMA - First Mortgage Bonds due 2031 - 2052	2.110%	-	4.700%	650.0	550.0
Aquarion - Senior Notes due 2024	4.000%			360.0	360.0
Aquarion - Unsecured Notes due 2023 - 2052	—%	-	6.430%	464.7	394.9
Aquarion - Secured Debt due 2023 - 2044	2.864%	-	9.290%	34.4	39.6
Eversource Parent - Senior Notes due 2023 - 2050	0.800%	-	4.600%	8,150.0	6,100.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)				11.9	11.7
Fair Value Adjustment (2)				26.2	43.8
Less Fair Value Adjustment - Current Portion (2)				(7.0)	(17.7)
Less Amounts due in One Year				(1,203.4)	(775.4)
Unamortized Premiums and Discounts, Net				40.1	43.4
Unamortized Debt Issuance Costs				(49.4)	(36.3)
Total Other Long-Term Debt				$10,027.5	$8,059.0

Total Eversource Long-Term Debt				$19,724.0	$17,023.6

(1)     As a result of the CL&P and PSNH long-term debt issuances in January 2023, $400 million and $295.3 million, respectively, of current portion of long-term debt were reclassified as Long-Term Debt on CL&P’s and PSNH’s balance sheets as of December 31, 2022.

(2)     The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion.

Availability under Long-Term Debt Issuance Authorizations: On December 14, 2022, the NHPUC approved PSNH’s request for authorization to issue up to $600 million in long-term debt through December 31, 2023. On November 30, 2022, the PURA approved CL&P's request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2024. On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024. The remaining Eversource operating companies, including NSTAR Electric, have utilized the long-term debt authorizations in place with the respective regulatory commissions.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
NSTAR Electric 2022 Debentures	4.55%	450.0	May 2022	June 2052	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2022 Debentures	4.95%	400.0	September 2022	September 2052	Refinanced investments in eligible green expenditures, which were previously financed using short-term debt from October 1, 2020 through June 30, 2022
NSTAR Electric 2012 Debentures	2.375%	(400.0)	October 2022	October 2022	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series V Senior Notes	2.90%	650.0	February 2022	March 2027	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent Series W Senior Notes	3.375%	650.0	February 2022	March 2032	Repaid Series K Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	900.0	June 2022	June 2024	Repaid short-term debt and paid working capital
Eversource Parent Series Y Senior Notes	4.60%	600.0	June 2022	July 2027	Repaid short-term debt and paid working capital
Eversource Parent Series K Senior Notes	2.75%	(750.0)	March 2022	March 2022	Paid at maturity
Yankee Gas Series B First Mortgage Bonds	8.48%	(20.0)	March 2022	March 2022	Paid at maturity
Yankee Gas Series U First Mortgage Bonds	4.31%	100.0	September 2022	September 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
EGMA Series C First Mortgage Bonds	4.70%	100.0	June 2022	June 2052	Repaid short-term debt, paid capital expenditures and for general corporate purposes
NSTAR Gas Series V First Mortgage Bonds	4.40%	125.0	July 2022	August 2032	Repaid short-term debt, paid capital expenditures and for general corporate purposes
Aquarion Water Company of New Hampshire General Mortgage Bonds	4.45%	(5.0)	July 2022	July 2022	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	4.69%	70.0	August 2022	September 2052	Repaid short-term debt

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

No long-term debt defaults have occurred as of December 31, 2022.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel). CYAPC has partially paid this obligation and recorded an accrual for its remaining liability to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. As of December 31, 2022 and 2021, as a result of consolidating CYAPC, Eversource has consolidated $11.9 million and $11.7 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. The obligation includes accumulated interest costs of $8.8 million and $8.7 million as of December 31, 2022 and 2021, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2023 through 2027 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2022:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2023	$2,008.4	$400.0	$80.0	$325.0
2024	1,950.0	139.8	—	—
2025	1,400.2	400.0	250.0	—
2026	940.2	—	300.0	—
2027	2,539.2	500.0	700.0	—
Thereafter	12,236.0	2,780.0	3,140.0	850.0
Total	$21,074.0	$4,219.8	$4,470.0	$1,175.0

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

(Millions of Dollars)	As of December 31,
PSNH Balance Sheets:	2022	2021
Restricted Cash - Current Portion (included in Current Assets)	$32.4	$31.1
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	435.7	478.9
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.0	5.4
Accrued Interest (included in Other Current Liabilities)	6.9	7.5
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	410.5	453.7

(Millions of Dollars) PSNH Income Statements:	For the Years Ended December 31,
	2022	2021	2020
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$43.2	$43.2	$43.2
Interest Expense on RRB Principal (included in Interest Expense)	17.0	18.4	19.7

Estimated principal payments on RRBs as of December 31, 2022, is summarized annually through 2027 and thereafter as follows:

(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
PSNH	$43.2	$43.2	$43.2	$43.2	$43.2	$237.7	$453.7

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

	Pension and SERP
	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(6,729.7)	$(1,330.9)	$(1,448.4)	$(721.0)	$(7,045.3)	$(1,477.3)	$(1,517.9)	$(748.7)
Service Cost	(70.1)	(18.7)	(13.8)	(6.9)	(85.8)	(23.0)	(15.8)	(8.9)
Interest Cost	(154.5)	(31.3)	(32.8)	(16.9)	(130.0)	(27.3)	(26.8)	(14.5)
Actuarial Gain	1,385.8	284.1	295.5	156.7	177.1	127.8	20.8	14.7
Benefits Paid - Pension	302.5	63.3	68.4	33.9	309.5	64.6	68.7	34.7
Benefits Paid - Lump Sum	33.0	—	14.8	1.0	34.7	—	15.6	—
Benefits Paid - SERP	12.9	0.3	0.2	0.4	10.1	0.3	0.2	0.4
Employee Transfers	—	3.2	5.7	(3.4)	—	4.0	6.8	1.3
Benefit Obligation as of End of Year	$(5,220.1)	$(1,030.0)	$(1,110.4)	$(556.2)	$(6,729.7)	$(1,330.9)	$(1,448.4)	$(721.0)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$6,495.5	$1,323.8	$1,596.0	$694.6	$5,409.2	$1,043.1	$1,345.1	$593.7
Employer Contributions	80.0	—	15.0	—	180.0	98.9	30.0	—
Actual Return on Pension Plan Assets	(433.6)	(85.3)	(103.3)	(45.1)	1,250.5	250.4	312.0	136.9
Benefits Paid - Pension	(302.5)	(63.3)	(68.4)	(33.9)	(309.5)	(64.6)	(68.7)	(34.7)
Benefits Paid - Lump Sum	(33.0)	—	(14.8)	(1.0)	(34.7)	—	(15.6)	—
Employee Transfers	—	(3.2)	(5.7)	3.4	—	(4.0)	(6.8)	(1.3)
Fair Value of Pension Plan Assets as of End of Year	$5,806.4	$1,172.0	$1,418.8	$618.0	$6,495.5	$1,323.8	$1,596.0	$694.6
Funded Status as of December 31st	$586.3	$142.0	$308.4	$61.8	$(234.2)	$(7.1)	$147.6	$(26.4)

Actuarial Gains and Losses: For the year ended December 31, 2022, actuarial gains were primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's Pension and SERP Plans’ projected benefit obligation of $1.48 billion. For the year ended December 31, 2021, actuarial gains were primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's Pension and SERP Plans’ projected benefit obligation of $286.8 million, which was partially offset by actuarial losses resulting from changes in the mortality assumption.

As of December 31, 2022 and 2021, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2022	$4,911.6	$960.7	$1,055.1	$516.9
2021	6,337.3	1,241.1	1,376.1	670.3

	PBOP
	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(884.3)	$(165.5)	$(238.4)	$(92.3)	$(993.9)	$(178.6)	$(260.5)	$(109.5)
Service Cost	(11.6)	(2.0)	(2.0)	(1.1)	(13.5)	(2.3)	(2.4)	(1.2)
Interest Cost	(20.2)	(3.7)	(5.3)	(2.2)	(17.4)	(3.2)	(4.4)	(1.8)
Actuarial Gain	173.6	33.0	39.4	15.2	81.4	5.8	11.5	14.6
Benefits Paid	52.1	10.4	16.6	6.0	51.7	10.9	16.3	5.6
Employee Transfers	—	(0.1)	0.2	(0.2)	—	1.9	1.1	—
Impact of Acquisitions	(3.3)	—	—	—	7.4	—	—	—
Benefit Obligation as of End of Year	$(693.7)	$(127.9)	$(189.5)	$(74.6)	$(884.3)	$(165.5)	$(238.4)	$(92.3)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$1,138.3	$145.7	$530.0	$88.0	$1,004.1	$134.1	$464.6	$79.4
Actual Return on Plan Assets	(119.6)	(15.0)	(57.0)	(9.8)	183.2	24.1	84.2	14.2
Employer Contributions	3.1	—	—	—	2.3	—	—	—
Benefits Paid	(51.7)	(10.4)	(16.6)	(6.0)	(51.3)	(10.9)	(16.3)	(5.6)
Employee Transfers	—	0.3	(0.3)	0.1	—	(1.6)	(2.5)	—
Fair Value of Plan Assets as of End of Year	$970.1	$120.6	$456.1	$72.3	$1,138.3	$145.7	$530.0	$88.0
Funded Status as of December 31st	$276.4	$(7.3)	$266.6	$(2.3)	$254.0	$(19.8)	$291.6	$(4.3)

Actuarial Gains and Losses: For the year ended December 31, 2022, actuarial gains were primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $180.1 million. For the year ended December 31, 2021, actuarial gains were primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP liability of $29.8 million, and by changes in our retirement assumptions.

A reconciliation of the prepaid assets and liabilities within the Eversource Pension, SERP and PBOP Plans’ funded status to the balance sheets is as follows:

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Prepaid Pension	$756.7	$147.9	$310.2	$66.4	$—	$0.4	$149.8	$—
Prepaid PBOP	288.8	—	266.6	—	272.0	—	291.6	—
Prepaid Pension and PBOP	$1,045.5	$147.9	$576.8	$66.4	$272.0	$0.4	$441.4	$—

Accrued Pension	$3.7	$—	$—	$—	$58.1	$—	$—	$20.6
Accrued SERP	166.7	5.9	1.8	4.6	176.1	7.5	2.2	5.8
Accrued PBOP	12.4	7.3	—	2.3	18.0	19.8	—	4.3
Less: Accrued SERP - current portion	(47.3)	(0.3)	(0.2)	(0.4)	(9.7)	(0.5)	(0.2)	(0.5)
Accrued Pension, SERP and PBOP	$135.5	$12.9	$1.6	$6.5	$242.5	$26.8	$2.0	$30.2

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2022			2021			2022	2021
Discount Rate	5.1%	—	5.2%	2.8%	—	3.0%	5.2%	2.91%	—	2.92%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 7 percent, with an ultimate rate of 5 percent in 2031, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

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

	Pension and SERP				PBOP
	For the Year Ended December 31, 2022				For the Year Ended December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$70.1	$18.7	$13.8	$6.9	$11.6	$2.0	$2.0	$1.1
Interest Cost	154.5	31.3	32.8	16.9	20.2	3.7	5.3	2.2
Expected Return on Plan Assets	(523.6)	(106.3)	(128.4)	(56.1)	(89.9)	(11.4)	(42.4)	(6.7)
Actuarial Loss	116.0	16.2	32.8	7.9	—	—	—	—
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.7)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Income	$(181.6)	$(40.1)	$(48.7)	$(24.4)	$(79.8)	$(4.6)	$(52.1)	$(3.0)
Intercompany Income Allocations	N/A	$(16.0)	$(12.4)	$(3.6)	N/A	$(3.7)	$(3.6)	$(1.2)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2021				For the Year Ended December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$85.8	$23.0	$15.8	$8.9	$13.5	$2.3	$2.4	$1.2
Interest Cost	130.0	27.3	26.8	14.5	17.4	3.2	4.4	1.8
Expected Return on Plan Assets	(437.5)	(86.8)	(108.1)	(47.5)	(79.1)	(10.3)	(36.9)	(6.1)
Actuarial Loss	243.9	45.5	61.6	20.7	8.9	1.8	2.4	0.7
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$23.6	$9.0	$(3.6)	$(3.4)	$(60.5)	$(1.9)	$(44.7)	$(2.0)
Intercompany Expense/(Income) Allocations	N/A	$8.0	$8.8	$2.7	N/A	$(1.6)	$(1.9)	$(0.6)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2020				For the Year Ended December 31, 2020
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$76.2	$21.8	$15.4	$8.2	$10.2	$1.7	$2.1	$0.9
Interest Cost	177.8	37.3	38.6	19.4	24.6	4.4	6.6	2.8
Expected Return on Plan Assets	(400.3)	(79.2)	(103.0)	(44.7)	(73.6)	(9.9)	(34.0)	(5.7)
Actuarial Loss	202.0	39.2	55.2	15.6	8.4	1.1	2.5	0.8
Prior Service Cost/(Credit)	1.2	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$56.9	$19.1	$6.5	$(1.5)	$(51.6)	$(1.6)	$(39.8)	$(0.8)
Intercompany Expense/(Income) Allocations	N/A	$9.1	$8.9	$2.9	N/A	$(1.1)	$(1.4)	$(0.5)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2022			2021			2020			2022			2021			2020
Discount Rate	2.2%	—	3.2%	1.5%	—	3.0%	2.6%	—	3.5%	2.3%	—	3.3%	1.8%	—	3.1%	2.7%	—	3.6%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension and PBOP Plans, the expected long-term rate of return was 7 percent for the years ended December 31, 2022 and 2021. For the Aquarion PBOP Plan, the health care cost trend rate was a range of 3.5 percent to 6.5 percent for the year ended December 31, 2022 and 3.5 percent to 6.2 percent for the year ended December 31, 2021.

Regulatory Assets and Accumulated Other Comprehensive Income/(Loss) Amounts: The Pension, SERP and PBOP Plans cover eligible employees, including, among others, employees of the regulated companies. The regulated companies record actuarial losses and gains and prior service costs and credits arising at the December 31st remeasurement date of the funded status of the benefit plans as a regulatory asset or regulatory liability in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  Regulatory accounting is also applied to the portions of the Eversource Service retiree benefit costs that support the regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension, SERP and PBOP Plans' funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 16, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Actuarial (Gains)/Losses Arising During the Year	$(431.6)	$(961.7)	$4.6	$(28.4)	$36.8	$(181.5)	$(0.8)	$(4.0)
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(107.0)	(231.2)	(9.0)	(12.7)	—	(8.5)	—	(0.4)
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.2)	(1.3)	(0.2)	(0.1)	21.8	21.1	(0.1)	0.1

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2022 and 2021:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2022	2021	2022	2021
Pension and SERP
Actuarial Loss	$888.7	$1,427.3	$61.9	$66.3
Prior Service Cost	4.1	5.3	0.4	0.6
PBOP
Actuarial Loss	$81.8	$45.0	$2.7	$3.5
Prior Service (Credit)/Cost	(108.3)	(130.1)	0.9	1.0

The difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans, as well as changes in actuarial assumptions impacting the projected benefit obligation, are recorded as unamortized actuarial gains or losses arising during the year in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unamortized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period using the corridor approach.

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2023	2024	2025	2026	2027	2028 - 2032
Pension and SERP	$401.4	$374.4	$380.1	$383.0	$384.1	$1,901.7
PBOP	57.9	57.3	56.6	55.5	54.4	253.7

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Eversource Service Pension Plan in 2023 and we do not expect to make pension contributions in 2023. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2023. Eversource currently estimates contributing $5.0 million and $2.9 million to the Aquarion Pension and PBOP Plans, respectively, in 2023.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension and PBOP Plan assets and a 7 percent long-term rate of return for the Aquarion Plans to estimate its 2023 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2022		2021
	Eversource Pension Plan and PBOP Plan		Eversource Pension Plan and PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	15.0%	8.5%	15.0%	8.5%
Global	10.0%	8.75%	10.0%	8.75%
Non-United States	8.0%	8.5%	8.0%	8.5%
Emerging Markets	4.0%	10.0%	4.0%	10.0%
Debt Securities:
Fixed Income	13.0%	4.0%	13.0%	4.0%
Public High Yield Fixed Income	4.0%	6.5%	4.0%	6.5%
Private Debt	13.0%	9.0%	13.0%	9.0%
Private Equity	18.0%	12.0%	18.0%	12.0%
Real Assets	15.0%	7.5%	15.0%	7.5%

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2022				2021
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$407.7	$—	$1,102.2	$1,509.9	$722.5	$—	$1,385.2	$2,107.7
Fixed Income (1)	277.1	78.5	1,598.8	1,954.4	139.6	233.8	1,689.1	2,062.5
Private Equity	—	—	1,684.9	1,684.9	—	—	1,702.7	1,702.7
Real Assets	181.8	—	731.0	912.8	218.3	—	702.8	921.1
Total	$866.6	$78.5	$5,116.9	$6,062.0	$1,080.4	$233.8	$5,479.8	$6,794.0
Less: 401(h) PBOP Assets (2)				(255.6)				(298.5)
Total Pension Assets				$5,806.4				$6,495.5

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2022				2021
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$153.2	$—	$183.5	$336.7	$191.4	$—	$248.3	$439.7
Fixed Income	18.2	40.2	141.1	199.5	49.7	45.2	125.5	220.4
Private Equity	—	—	70.9	70.9	—	—	58.7	58.7
Real Assets	71.2	—	36.2	107.4	90.0	—	31.0	121.0
Total	$242.6	$40.2	$431.7	$714.5	$331.1	$45.2	$463.5	$839.8
Add: 401(h) PBOP Assets (2)				255.6				298.5
Total PBOP Assets				$970.1				$1,138.3

(1)     Fixed Income investments classified as Level 1 as of December 31, 2022 include pending redemption settlements of $138 million.

(2)     The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

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

Certain investments, such as commingled funds, private equity investments, fixed income funds, real asset funds and hedge funds are valued using the net asset value (NAV) as a practical expedient. Assets valued at NAV are uncategorized in the fair value hierarchy. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Private Equity investments, Fixed Income partnership funds and Real Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments, or the NAV of underlying assets held in hedge funds. Equity Securities investments in United States, Global, Non-United States and Emerging Markets that are uncategorized include investments in commingled funds and hedge funds that are overlaid with equity index swaps and futures contracts. Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic credit and private debt strategies, and hedge funds that are overlaid with fixed income futures.

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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2022	$59.9	$7.7	$12.8	$4.8
2021	55.5	7.0	12.2	4.3
2020	49.4	6.6	11.8	4.1

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 3,200,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2022 and 2021, Eversource had 903,183 and 2,430,716 common shares, respectively, available for issuance under these plans.

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

•Performance Shares - Eversource records compensation expense, net of estimated forfeitures, over the requisite service period. Performance shares vest based upon the extent to which Company goals are achieved.  Vesting of outstanding performance shares is based upon the Company's EPS growth over the requisite service period and level of payout is determined based on the total shareholder return as compared to the Edison Electric Institute (EEI) Index during the requisite service period.  The fair value of performance shares is determined at the date of grant using a lattice model. Compensation expense is subject to volatility until payout is established.

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2021	594,623	$65.70
Granted	218,005	$85.96
Shares Issued	(174,633)	$79.89
Forfeited	(8,261)	$85.87
Outstanding as of December 31, 2022	629,734	$68.52

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2022, 2021 and 2020 was $85.96, $81.89 and $88.23, respectively.  As of December 31, 2022 and 2021, the number and weighted average grant-date fair value of unvested RSUs was 300,592 and $87.21 per share, and 297,270 and $83.39 per share, respectively.  During 2022, there were 184,540 RSUs at a weighted average grant-date fair value of $81.07 per share that vested during the year and were either paid or deferred.  As of December 31, 2022, 329,142 RSUs were fully vested and deferred and an additional 285,562 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2021	464,507	$80.54
Granted	337,406	$83.34
Shares Issued	(248,981)	$68.96
Forfeited	(5,642)	$85.28
Outstanding as of December 31, 2022	547,290	$87.49

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2022, 2021 and 2020 was $83.34, $76.08 and $75.36, respectively.  As of December 31, 2022 and 2021, the number and weighted average grant-date fair value of unvested performance shares was 457,069 and $88.43 per share, and 436,957 and $81.41 per share, respectively.  During 2022, there were 311,553 performance shares at a weighted average grant-date fair value of $73.15 per share that vested during the year and were either paid or deferred.  As of December 31, 2022, 90,221 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Compensation Expense	$33.4	$28.2	$33.9
Future Income Tax Benefit	8.7	7.3	8.9

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$10.0	$10.7	$3.6	$8.8	$9.0	$3.0	$10.9	$11.3	$3.6
Future Income Tax Benefit	2.6	2.8	0.9	2.3	2.3	0.8	2.9	3.0	1.0

As of December 31, 2022, there was $24.5 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $4.0 million for CL&P, $6.9 million for NSTAR Electric, and $1.4 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.77 years for Eversource and 1.78 years for CL&P, NSTAR Electric and PSNH.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards. The Company issues treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2022, 2021 and 2020, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $2.1 million, $4.0 million, and $6.6 million, respectively, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2022	2021	2020
Actuarially-Determined Liability	$43.4	$42.8	$45.7
Other Retirement Benefits Expense (1)	10.9	2.2	3.3

	As of and For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.2	$0.1	$1.3	$0.2	$0.1	$1.5	$0.2	$0.1	$1.7
Other Retirement Benefits Expense (1)	4.0	3.7	1.3	0.7	0.7	0.3	1.2	1.1	0.5

(1)    Other Retirement Benefits Expense in 2022 includes a one-time special retirement benefit payable of $9.2 million.

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2022	2021	2020
Current Income Taxes:
Federal	$95.8	$21.5	$73.6
State	13.6	(21.6)	19.1
Total Current	109.4	(0.1)	92.7
Deferred Income Taxes, Net:
Federal	198.8	199.7	173.5
State	148.0	147.4	83.7
Total Deferred	346.8	347.1	257.2
Investment Tax Credits, Net	(2.6)	(2.8)	(3.7)
Income Tax Expense	$453.6	$344.2	$346.2

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$106.2	$55.0	$29.6	$15.0	$52.3	$43.1	$12.0	$53.9	$20.6
State	20.1	8.7	5.9	(7.0)	6.2	10.8	(6.1)	6.9	3.8
Total Current	126.3	63.7	35.5	8.0	58.5	53.9	5.9	60.8	24.4
Deferred Income Taxes, Net:
Federal	17.2	35.6	5.9	76.3	16.3	(14.9)	101.1	33.8	(1.3)
State	28.2	42.4	9.9	47.6	41.2	0.4	43.4	38.8	8.6
Total Deferred	45.4	78.0	15.8	123.9	57.5	(14.5)	144.5	72.6	7.3
Investment Tax Credits, Net	(0.5)	(1.7)	—	(0.6)	(1.7)	—	(0.7)	(2.6)	—
Income Tax Expense	$171.2	$140.0	$51.3	$131.3	$114.3	$39.4	$149.7	$130.8	$31.7

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2022	2021	2020
Income Before Income Tax Expense	$1,866.0	$1,572.3	$1,558.9

Statutory Federal Income Tax Expense at 21%	391.9	330.2	327.4
Tax Effect of Differences:
Depreciation	(17.1)	(18.1)	(11.1)
Investment Tax Credit Amortization	(2.6)	(2.8)	(3.7)
State Income Taxes, Net of Federal Impact	75.9	54.4	44.9
Dividends on ESOP	(5.1)	(5.1)	(5.1)
Tax Asset Valuation Allowance/Reserve Adjustments	51.6	44.6	33.4
Excess Stock Benefit	(2.1)	(4.0)	(6.6)
EDIT Amortization	(49.1)	(69.1)	(48.7)
Other, Net	10.2	14.1	15.7
Income Tax Expense	$453.6	$344.2	$346.2
Effective Tax Rate	24.3%	21.9%	22.2%

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$704.1	$632.4	$222.9	$533.0	$590.9	$189.8	$607.6	$575.8	$179.0

Statutory Federal Income Tax Expense at 21%	147.9	132.8	46.8	111.9	124.1	39.9	127.6	120.9	37.6
Tax Effect of Differences:
Depreciation	(3.7)	(4.2)	0.9	(6.4)	(3.4)	(0.2)	0.4	(3.7)	(1.4)
Investment Tax Credit Amortization	(0.5)	(1.7)	—	(0.6)	(1.7)	—	(0.7)	(2.6)	—
State Income Taxes, Net of Federal Impact	(6.6)	40.3	12.5	(4.6)	37.5	8.9	(1.2)	36.0	9.8
Tax Asset Valuation Allowance/Reserve Adjustments	44.7	—	—	36.7	—	—	30.7	—	—
Excess Stock Benefit	(0.7)	(0.8)	(0.3)	(1.5)	(1.4)	(0.5)	(2.3)	(2.3)	(0.8)
EDIT Amortization	(9.2)	(29.2)	(7.7)	(9.8)	(43.2)	(10.5)	(9.0)	(20.4)	(15.4)
Other, Net	(0.7)	2.8	(0.9)	5.6	2.4	1.8	4.2	2.9	1.9
Income Tax Expense	$171.2	$140.0	$51.3	$131.3	$114.3	$39.4	$149.7	$130.8	$31.7
Effective Tax Rate	24.3%	22.1%	23.0%	24.6%	19.3%	20.8%	24.6%	22.7%	17.7%

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

	As of December 31,
	2022				2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$228.9	$25.3	$57.4	$11.6	$270.8	$23.9	$40.3	$14.1
Derivative Liabilities	53.8	53.8	—	—	76.8	76.8	—	—
Regulatory Deferrals - Liabilities	529.5	146.6	285.7	42.1	390.7	90.9	215.4	24.3
Allowance for Uncollectible Accounts	125.5	60.5	20.7	7.9	104.1	48.8	21.5	6.2
Tax Effect - Tax Regulatory Liabilities	762.9	324.6	241.8	97.8	783.4	328.2	254.3	100.9
Net Operating Loss Carryforwards	16.7	—	—	—	7.5	—	—	—
Purchase Accounting Adjustment	62.0	—	—	—	67.2	—	—	—
Other	176.6	109.5	20.5	21.3	196.6	103.9	21.7	22.9
Total Deferred Tax Assets	1,955.9	720.3	626.1	180.7	1,897.1	672.5	553.2	168.4
Less: Valuation Allowance	82.8	63.3	—	—	61.5	44.5	—	—
Net Deferred Tax Assets	$1,873.1	$657.0	$626.1	$180.7	$1,835.6	$628.0	$553.2	$168.4
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$4,793.7	$1,602.0	$1,643.7	$523.8	$4,426.0	$1,509.5	$1,553.7	$482.9
Property Tax Accruals	95.3	40.7	41.3	6.7	88.1	40.5	33.7	6.3
Regulatory Amounts:
Regulatory Deferrals - Assets	1,251.9	406.4	407.9	165.2	1,260.3	438.3	337.6	198.4
Tax Effect - Tax Regulatory Assets	271.7	185.6	10.7	7.9	257.8	181.4	10.9	8.3
Goodwill-related Regulatory Asset - 1999 Merger	76.8	—	65.9	—	81.4	—	69.9	—
Employee Benefits	305.5	45.0	140.8	18.7	174.7	3.5	107.1	0.7
Derivative Assets	10.5	10.5	—	—	14.9	14.9	—	—
Other	135.6	6.8	16.7	21.2	129.5	2.0	19.8	9.8
Total Deferred Tax Liabilities	$6,941.0	$2,297.0	$2,327.0	$743.5	$6,432.7	$2,190.1	$2,132.7	$706.4

2022 Federal Legislation: On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This is a broad package of legislation that includes incentives and support for clean energy resource development. Most notable for Eversource, the investment tax credit (ITC) on offshore wind projects increases from 30 percent to 40 percent if certain requirements for labor and domestic content are met. The act also re-establishes the production tax credit for solar and wind energy projects, gives increased credit for projects in certain communities, and sets credits for qualifying clean energy generation and energy storage projects. The tax provisions of the IRA provide additional incentives for offshore wind projects and could reduce retail electricity costs for our customers related to those clean energy investments. The IRA includes other tax provisions focused on implementing a 15 percent minimum tax on adjusted financial statement income and a one percent excise tax on corporate share repurchases. The Department of Treasury and the Internal Revenue Service issued limited guidance in the fourth quarter; however, they are expected to issue additional needed guidance with respect to the application of the newly enacted IRA provisions in the future. We will continue to monitor and evaluate impacts on our consolidated financial statements. We currently do not expect the alternative minimum tax change to have a material impact on our earnings, financial condition or cash flows.

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

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2022					2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
State Net Operating Loss	$288.1	$—	$—	$—	2022 - 2041	$138.3	$—	$—	$—	2021 - 2040
State Tax Credit	204.5	137.7	—	—	2022 - 2027	197.7	137.0	—	—	2021 - 2026
State Charitable Contribution	20.1	—	—	—	2022 - 2026	23.7	—	—	—	2021 - 2025

In 2022, the Company increased its valuation allowance reserve for state credits by $21.3 million ($18.8 million for CL&P), net of tax, to reflect an update for expiring tax credits. In 2021, the Company increased its valuation allowance reserve for state credits by $13.0 million ($10.8 million for CL&P), net of tax, to reflect an update for expiring tax credits.

For 2022 and 2021, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $82.8 million and $61.5 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2020	$55.0	$23.1
Gross Increases - Current Year	11.9	4.6
Gross Increases - Prior Year	1.4	0.7
Lapse of Statute of Limitations	(6.5)	(2.6)
Balance as of December 31, 2020	61.8	25.8
Gross Increases - Current Year	11.3	3.8
Gross Decreases - Prior Year	(0.3)	(0.6)
Lapse of Statute of Limitations	(7.0)	(2.8)
Balance as of December 31, 2021	65.8	26.2
Gross Increases - Current Year	11.5	3.5
Gross Decreases - Prior Year	(2.4)	(0.9)
Lapse of Statute of Limitations	(7.8)	(3.3)
Balance as of December 31, 2022	$67.1	$25.5

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded. There has been no interest expense or income recognized on uncertain tax positions for the years ended December 31, 2022, 2021 or 2020. The accrued interest payable was $0.1 million as of both December 31, 2022 and 2021.

Tax Positions:  During 2022 and 2021, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2022:

Description	Tax Years
Federal	2022
Connecticut	2019 - 2022
Massachusetts	2019 - 2022
New Hampshire	2019 - 2022

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2021	$102.4	$12.3	$4.7	$7.1
Additions	23.4	4.4	—	—
Payments/Reductions	(10.4)	(2.8)	(1.4)	(0.8)
Balance as of December 31, 2021	115.4	13.9	3.3	6.3
Additions	12.6	0.9	0.4	0.5
Payments/Reductions	(5.4)	(0.9)	(0.3)	(0.7)
Balance as of December 31, 2022	$122.6	$13.9	$3.4	$6.1

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2022	59	13	10	8
2021	61	14	11	9

The increase in the reserve balance was due primarily to changes in cost estimates at certain MGP sites at our natural gas business segment, which we now know will require additional remediation.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $112.6 million and $105.6 million as of December 31, 2022 and 2021, respectively, and related primarily to the natural gas business segment.

As of December 31, 2022, for 15 environmental sites (7 for CL&P and 1 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2022, $25.8 million (including $4.4 million for CL&P and $0.1 million for NSTAR Electric) had been accrued as a liability for these sites.

As of December 31, 2022, for 7 environmental sites (1 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2022, $29.9 million (including $0.6 million for CL&P) has been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $17 million ($0.3 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2022, for the remaining 37 environmental sites (including 5 for CL&P, 9 for NSTAR Electric and 8 for PSNH) that are included in the Company's reserve for environmental costs, the $66.9 million accrual (including $8.9 million for CL&P, $3.3 million for NSTAR Electric and $6.1 million for PSNH) represents management's best estimate of the probable liability and no additional loss is estimable at this time.

PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2022 are as follows:

Eversource
(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
Renewable Energy Purchase Contracts	$751.8	$952.6	$954.8	$983.0	$998.5	$8,141.1	$12,781.8
Natural Gas Procurement	447.1	419.4	340.9	298.5	269.4	1,450.6	3,225.9
Purchased Power and Capacity	87.6	86.8	75.2	2.9	2.7	7.2	262.4
Peaker CfDs	20.3	21.1	17.9	16.0	11.4	64.4	151.1
Transmission Support Commitments	17.8	20.7	22.6	22.6	22.6	22.6	128.9
Total	$1,324.6	$1,500.6	$1,411.4	$1,323.0	$1,304.6	$9,685.9	$16,550.1

CL&P
(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
Renewable Energy Purchase Contracts	$594.8	$609.1	$610.2	$607.6	$609.0	$2,253.1	$5,283.8
Purchased Power and Capacity	83.5	83.9	72.4	0.1	—	—	239.9
Peaker CfDs	20.3	21.1	17.9	16.0	11.4	64.4	151.1
Transmission Support Commitments	7.0	8.2	8.9	8.9	8.9	8.9	50.8
Total	$705.6	$722.3	$709.4	$632.6	$629.3	$2,326.4	$5,725.6

NSTAR Electric
(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
Renewable Energy Purchase Contracts	$79.2	$270.0	$316.5	$322.9	$328.6	$5,519.8	$6,837.0
Purchased Power and Capacity	2.9	2.9	2.8	2.8	2.7	7.2	21.3
Transmission Support Commitments	7.0	8.1	8.9	8.9	8.9	8.9	50.7
Total	$89.1	$281.0	$328.2	$334.6	$340.2	$5,535.9	$6,909.0

PSNH
(Millions of Dollars)	2023	2024	2025	2026	2027	Thereafter	Total
Renewable Energy Purchase Contracts	$77.8	$73.5	$28.1	$52.5	$60.9	$368.2	$661.0
Purchased Power and Capacity	1.2	—	—	—	—	—	1.2
Transmission Support Commitments	3.8	4.4	4.8	4.8	4.8	4.8	27.4
Total	$82.8	$77.9	$32.9	$57.3	$65.7	$373.0	$689.6

Renewable Energy Purchase Contracts:  Renewable energy purchase contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2043 for CL&P, 2044 for NSTAR Electric and 2033 for PSNH.

Renewable Energy and Purchase Contracts includes long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts to purchase electricity generated by this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated energy costs under this contract are expected to begin when the facilities are in service in 2024 and range between $240 million and $375 million per year under NSTAR Electric’s 20-year contract, totaling approximately $6.0 billion.

As required by 2018 regulation, CL&P and UI each entered into PURA-approved ten-year contracts in 2019 to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility, which represents a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). The Millstone Nuclear Power Station has a 2,112 MW nameplate capacity. Energy deliveries and payments under these contracts began in 2019. Also as required by 2018 regulation, CL&P and UI each entered into PURA-approved eight-year contracts in 2019 to purchase a combined amount of approximately 18 percent of the Seabrook Nuclear Power Plant’s output (approximately 15 percent by CL&P) beginning January 1, 2022. The Seabrook Nuclear Power Plant has an approximate 1,250 MW nameplate capacity. The total estimated remaining future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $2.9 billion and are reflected in the table above. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

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

As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2022 and 2021 were 674 MW and 675 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  CL&P's portion of the costs and benefits of these contracts will be paid by, or refunded to, CL&P's customers.

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

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Renewable Energy Purchase Contracts	$678.1	$609.2	$584.2
Natural Gas Procurement	1,042.8	712.7	453.4
Purchased Power and Capacity	61.6	56.4	62.7
Peaker CfDs	13.4	24.3	22.7
Transmission Support Commitments	12.7	15.4	22.1

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy Purchase Contracts	$513.2	$90.8	$74.1	$457.1	$84.7	$67.4	$426.3	$88.8	$69.1
Purchased Power and Capacity	57.7	3.0	0.9	53.1	3.0	0.3	59.3	3.1	0.3
Peaker CfDs	13.4	—	—	24.3	—	—	22.7	—	—
Transmission Support Commitments	5.0	5.0	2.7	6.1	6.0	3.3	8.7	8.7	4.7

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. The DOE Phase V trial is expected to begin in the third quarter of 2023.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.2 million and $7.3 million as of December 31, 2022 and 2021, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of December 31, 2022
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$717.6	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	311.5	2025 - 2026
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	419.1	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	142.1	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	77.0	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	2.2	(7)
Bay State Wind LLC	Real estate purchase	2.5	2023
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	4.3	—
Various	Surety bonds (9)	35.7	2023
Eversource Service	Lease payments for real estate	0.5	2024

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

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $465.8 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and April 2026 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $546.7 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from May 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $207.7 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from June 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

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

(7)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.     Effective January 1, 2023, exposure under the guarantee increased from $2.2 million to $11.0 million.

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

2023 Guaranty: In the first quarter of 2023, Eversource parent issued an additional guaranty on behalf of Sunrise Wind LLC totaling $58.1 million, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain contractual obligations.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2022 and 2021. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2022 and 2021.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in its four pending cases. FERC Opinion Nos. 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinion Nos. 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

Given the significant uncertainty regarding the applicability of the FERC opinions in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaint periods at this time. As well, Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time. Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

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

On February 9, 2023, the parties filed a Voluntary Stipulation of Dismissal with Prejudice with the United States District Court for the District of Massachusetts whereby the parties agreed to dismiss all remaining claims, crossclaims and counterclaims with prejudice.

G.     CL&P Regulatory Matters
CL&P Tropical Storm Isaias Response Investigation: On April 28, 2021, PURA issued a final decision on CL&P’s compliance with its emergency response plan that concluded CL&P failed to comply with certain storm performance standards and was imprudent in certain instances regarding its preparation for, and response to, Tropical Storm Isaias. Based on its findings, PURA ordered CL&P to adjust its future rates in a pending or future rate proceeding to reflect a monetary penalty in the form of a downward adjustment of 90 basis points in its allowed rate of return on equity (ROE), which is currently 9.25 percent. On July 14, 2021, PURA issued a final decision in a penalty proceeding that included an assessment of $28.6 million, consisting of a $28.4 million civil penalty for non-compliance with storm performance standards to be provided as credits on customer bills and a $0.2 million fine for violations of accident reporting requirements to be paid to the State of Connecticut’s general fund. The $28.4 million performance penalty was credited to customers on electric bills beginning on September 1, 2021 over a one-year period. The $28.4 million is the maximum statutory penalty amount under applicable Connecticut law in effect at the time of Tropical Storm Isaias, which is 2.5 percent of CL&P’s annual distribution revenues. The liability for the performance penalty was recorded as a current regulatory liability on CL&P’s balance sheet and as a reduction to Operating Revenues on the year ended December 31, 2021 statement of income.

CL&P Settlement Agreement: On October 1, 2021, CL&P entered into a settlement agreement with the DEEP, Office of Consumer Counsel, Office of the Attorney General and the Connecticut Industrial Energy Consumers, resolving certain issues that arose in then-pending regulatory proceedings initiated by PURA. PURA approved the settlement agreement on October 27, 2021. In the settlement agreement, CL&P agreed to provide a total of $65 million of customer credits, which were distributed based on customer sales over a two-month billing period from December 1, 2021 to January 31, 2022. CL&P also agreed to irrevocably set aside $10 million in a customer assistance fund to provide bill payment assistance to certain existing non-hardship and hardship customers carrying arrearages, as approved by PURA, with the objective of disbursing the funds prior to April 30, 2022. Those customers were provided with $10 million of bill forgiveness in the first quarter of 2022. CL&P recorded a current regulatory liability of $75 million on the balance sheet associated with the provisions of the settlement agreement, with a $65 million pre-tax charge as a reduction to Operating Revenues associated with the customer credits and a $10 million charge to Operations and Maintenance expense associated with the customer assistance fund on the year ended December 31, 2021 statement of income.

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

For leases entered into or modified after the January 1, 2019 implementation date of the leases standard under Topic 842, the discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on each company's collateralized incremental interest rate to borrow over a comparable term for an individual lease because the rate implicit in the lease is not determinable.

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

The components of lease cost, prior to amounts capitalized, are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Finance Lease Cost:
Amortization of Right-of-use-Assets	$8.3	$4.6	$2.6
Interest on Lease Liabilities	2.0	3.9	1.4
Total Finance Lease Cost	10.3	8.5	4.0
Operating Lease Cost	11.6	12.2	11.1
Variable Lease Cost	78.1	61.0	57.8
Total Lease Cost	$100.0	$81.7	$72.9

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Finance Lease Cost:
Amortization of Right-of-use-Assets	$—	$0.2	$0.1	$0.5	$0.2	$0.1	$0.7	$0.2	$0.1
Interest on Lease Liabilities	—	0.6	—	0.1	0.6	—	0.3	0.6	—
Total Finance Lease Cost	—	0.8	0.1	0.6	0.8	0.1	1.0	0.8	0.1
Operating Lease Cost	0.3	2.3	0.1	0.3	2.3	0.1	0.6	2.1	0.1
Variable Lease Cost	25.6	—	52.5	16.2	—	44.8	12.2	—	45.6
Total Lease Cost	$25.9	$3.1	$52.7	$17.1	$3.1	$45.0	$13.8	$2.9	$45.8

Operating lease cost, net of the capitalized portion, is included in Operations and Maintenance (or Purchased Power, Purchased Natural Gas and Transmission expense for transmission leases) on the statements of income. Amortization of finance lease assets is included in Depreciation on the statements of income. Interest expense on finance leases is included in Interest Expense on the statements of income.

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2022				As of December 31, 2021
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Right-of-use-Assets, Net	Other Long-Term Assets	$56.9	$2.2	$22.5	$—	$47.2	$0.1	$24.3	$0.3
Operating Lease Liabilities
Current Portion	Other Current Liabilities	$9.0	$0.6	$1.2	$—	$10.0	$0.1	$1.1	$—
Long-Term	Other Long-Term Liabilities	47.9	1.6	21.3	—	37.2	—	23.2	0.3
Total Operating Lease Liabilities		$56.9	$2.2	$22.5	$—	$47.2	$0.1	$24.3	$0.3
Finance Leases:
Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$54.5	$—	$3.2	$—	$58.0	$—	$3.3	$0.7
Finance Lease Liabilities
Current Portion	Other Current Liabilities	$3.8	$—	$—	$—	$3.9	$—	$—	$0.1
Long-Term	Other Long-Term Liabilities	54.2	—	4.9	—	55.4	—	4.9	0.6
Total Finance Lease Liabilities		$58.0	$—	$4.9	$—	$59.3	$—	$4.9	$0.7

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows:

	As of December 31,
	2022				2021
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	11	4	17	—	13	7	18	7
Finance Leases	15	—	19	—	16	—	20	7
Weighted-Average Discount Rate (Percentage):
Operating Leases	3.2%	3.8%	4.0%	—%	4.1%	3.0%	4.0%	3.7%
Finance Leases	2.7%	—%	2.9%	—%	2.7%	—%	2.9%	3.5%

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.3	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	18.9	2.4	—	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	3.5	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$12.1	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	3.4	0.1	0.6	—
Financing Cash Flows from Finance Leases	4.1	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.1	—	1.9	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.3	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.9	$0.6	$1.8	$0.1
Operating Cash Flows from Finance Leases	1.7	0.3	0.6	—
Financing Cash Flows from Finance Leases	2.8	1.6	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	0.6	0.1	0.2	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	0.7	—	0.3	—

In 2020, Eversource also acquired $14.7 million of right-of-use assets in exchange for the assumption of new operating lease liabilities and $54.2 million of right-of-use assets in exchange for the assumption of new finance lease liabilities as a result of the CMA asset acquisition.

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2022 are as follows:

	Operating Leases			Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	NSTAR Electric
Year Ending December 31,
2023	$10.3	$0.7	$2.1	$5.9	$0.6
2024	9.3	0.7	2.1	5.9	0.6
2025	6.4	0.7	1.7	5.9	0.6
2026	5.5	0.3	1.7	5.4	0.7
2027	5.2	—	1.7	5.4	0.7
Thereafter	31.2	—	23.6	50.9	11.8
Future lease payments	67.9	2.4	32.9	79.4	15.0
Less amount representing interest	11.0	0.2	10.4	21.4	10.1
Present value of future minimum lease payments	$56.9	$2.2	$22.5	$58.0	$4.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.7	$116.2	$99.2	$43.0	$37.5	$—	$—
Long-Term Debt	21,044.1	18,891.3	4,216.5	3,828.3	4,425.1	4,091.8	1,164.6	970.5
Rate Reduction Bonds	453.7	424.7	—	—	—	—	453.7	424.7

As of December 31, 2021:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.3	$116.2	$122.3	$43.0	$44.0	$—	$—
Long-Term Debt	18,216.7	19,636.3	4,215.4	4,848.9	3,985.4	4,453.5	1,163.8	1,220.6
Rate Reduction Bonds	496.9	543.3	—	—	—	—	496.9	543.3

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1G, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(0.4)	$0.4	$(42.3)	$(42.3)	$(1.4)	$1.1	$(76.1)	$(76.4)

OCI Before Reclassifications	—	(1.6)	(2.5)	(4.1)	—	(0.7)	24.1	23.4
Amounts Reclassified from AOCI	—	—	7.0	7.0	1.0	—	9.7	10.7
Net OCI	—	(1.6)	4.5	2.9	1.0	(0.7)	33.8	34.1
Balance as of December 31st	$(0.4)	$(1.2)	$(37.8)	$(39.4)	$(0.4)	$0.4	$(42.3)	$(42.3)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI were net deferred tax assets of $1.3 million and $6.0 million in 2022 and 2020, respectively and were net deferred tax liabilities of $8.3 million in 2021.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2022	2021	2020
Qualified Cash Flow Hedging Instruments	$—	$(1.7)	$(2.5)	Interest Expense
Tax Effect	—	0.7	0.9	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$—	$(1.0)	$(1.6)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(9.0)	$(13.1)	$(8.1)	Other Income, Net (1)
Amortization of Prior Service Cost	(0.3)	—	(0.3)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(9.3)	(13.1)	(8.4)
Tax Effect	2.3	3.4	2.1	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(7.0)	$(9.7)	$(6.3)
Total Amounts Reclassified from AOCI, Net of Tax	$(7.0)	$(10.7)	$(7.9)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1K, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.
17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total indebtedness to total capitalization ratio requirement in its revolving credit agreements.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2022, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2022.

The Retained Earnings balances subject to dividend restrictions were $5.53 billion for Eversource, $2.46 billion for CL&P, $2.92 billion for NSTAR Electric and $572.1 million for PSNH as of December 31, 2022.

CL&P, NSTAR Electric and PSNH are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric and PSNH, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and, including but not limited to, on NSTAR Gas, Yankee Gas, EGMA, Aquarion Water Company of Connecticut, Aquarion Water Company of Massachusetts and Aquarion Water Company of New Hampshire. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2022 and 2021	Issued as of December 31,
			2022	2021
Eversource	$5	380,000,000	359,984,073	357,818,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of December 31, 2022 and 2021, there were 11,540,218 and 13,415,206 Eversource common shares held as treasury shares, respectively.  As of December 31, 2022 and 2021, there were 348,443,855 and 344,403,196 Eversource common shares outstanding, respectively.

Acquisition of The Torrington Water Company: On October 3, 2022, Aquarion acquired The Torrington Water Company (TWC) following the receipt of all required approvals. The acquisition was structured as a stock-for-stock exchange, and Eversource issued 925,264 treasury shares at closing for a purchase price of $72.1 million.

Acquisition of New England Service Company: On December 1, 2021, Aquarion acquired New England Service Company (NESC), pursuant to a definitive agreement entered into on April 8, 2021. The acquisition was structured as a stock-for-stock merger and Eversource issued 462,517 treasury shares at closing for a purchase price of $38.1 million.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2022	2021	2022	2021
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	23	$—	$—
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2022, 2021 and 2020.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2022 and 2021.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2022, 2021 and 2020, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

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

Earnings per share dilution related to the equity forward sale agreement was determined under the treasury stock method until settlement of the forward sale agreement. Under this method, the number of Eversource common shares used in calculating diluted EPS was deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement less the number of shares that would be purchased by Eversource in the market (based on the average market price during the same reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of that reporting period). Share dilution occurred when the average market price of Eversource's common shares was higher than the adjusted forward sale price. Eversource physically settled all remaining shares under the forward sale agreement as of March 26, 2020.

For the years ended December 31, 2022 and 2021, there were no antidilutive share awards excluded from the computation. For the year ended December 31, 2020, 39,560 antidilutive share awards were excluded from the EPS computation, as their impact would have been antidilutive. Antidilutive shares pertained to a purchase option extended to underwriters in connection with Eversource's June 2020 common share issuance.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2022	2021	2020
Net Income Attributable to Common Shareholders	$1,404.9	$1,220.5	$1,205.2
Weighted Average Common Shares Outstanding:
Basic	346,783,444	343,972,926	338,836,147
Dilutive Effect of:
Share-Based Compensation Awards and Other	463,324	658,130	738,994
Equity Forward Sale Agreement	—	—	271,921
Total Dilutive Effect	463,324	658,130	1,010,915
Diluted	347,246,768	344,631,056	339,847,062
Basic EPS	$4.05	$3.55	$3.56
Diluted EPS	$4.05	$3.54	$3.55

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,796.1	$1,204.9	$—	$141.7	$—	$—	$6,142.7
Commercial	2,903.3	648.5	—	66.5	—	(4.1)	3,614.2
Industrial	374.9	199.7	—	4.7	—	(20.1)	559.2
Total Retail Tariff Sales Revenues	8,074.3	2,053.1	—	212.9	—	(24.2)	10,316.1
Wholesale Transmission Revenues	—	—	1,700.5	—	—	(1,264.5)	436.0
Wholesale Market Sales Revenues	1,190.9	140.8	—	3.8	—	—	1,335.5
Other Revenues from Contracts with Customers	72.3	5.6	14.1	8.4	1,435.5	(1,425.3)	110.6
Amortization of/(Reserve for) Revenues Subject to Refund	72.0	—	0.7	(0.7)	—	—	72.0
Total Revenues from Contracts with Customers	9,409.5	2,199.5	1,715.3	224.4	1,435.5	(2,714.0)	12,270.2
Alternative Revenue Programs	(15.4)	14.8	92.7	(2.5)	—	(84.3)	5.3
Other Revenues	11.2	1.3	0.7	0.6	—	—	13.8
Total Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,989.8	$1,000.3	$—	$133.5	$—	$—	$5,123.6
Commercial	2,486.1	497.6	—	62.8	—	(5.1)	3,041.4
Industrial	345.3	167.2	—	4.3	—	(17.1)	499.7
Total Retail Tariff Sales Revenues	6,821.2	1,665.1	—	200.6	—	(22.2)	8,664.7
Wholesale Transmission Revenues	—	—	1,751.3	—	86.6	(1,384.7)	453.2
Wholesale Market Sales Revenues	575.8	82.1	—	3.9	—	—	661.8
Other Revenues from Contracts with Customers	78.1	5.1	13.6	7.5	1,267.4	(1,257.7)	114.0
Reserve for Revenues Subject to Refund	(71.1)	—	(5.0)	(2.6)	—	—	(78.7)
Total Revenues from Contracts with Customers	7,404.0	1,752.3	1,759.9	209.4	1,354.0	(2,664.6)	9,815.0
Alternative Revenue Programs	14.7	37.0	(126.1)	1.5	—	114.6	41.7
Other Revenues	4.9	0.3	0.8	0.4	—	—	6.4
Total Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,951.5	$644.9	$—	$145.1	$—	$—	$4,741.5
Commercial	2,353.4	361.9	—	62.4	—	(4.8)	2,772.9
Industrial	327.1	107.4	—	4.8	—	(13.7)	425.6
Total Retail Tariff Sales Revenues	6,632.0	1,114.2	—	212.3	—	(18.5)	7,940.0
Wholesale Transmission Revenues	—	—	1,557.3	—	74.2	(1,290.6)	340.9
Wholesale Market Sales Revenues	327.3	43.0	—	3.8	—	—	374.1
Other Revenues from Contracts with Customers	79.3	5.7	13.3	3.5	1,161.7	(1,152.0)	111.5
Total Revenues from Contracts with Customers	7,038.6	1,162.9	1,570.6	219.6	1,235.9	(2,461.1)	8,766.5
Alternative Revenue Programs	88.1	44.7	(35.2)	(4.7)	—	37.1	130.0
Other Revenues	5.6	1.1	0.7	0.5	—	—	7.9
Total Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4

	For the Years Ended December 31,
	2022			2021			2020
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,397.2	$1,601.8	$797.1	$1,994.2	$1,375.8	$619.8	$2,011.1	$1,365.8	$574.6
Commercial	1,067.9	1,457.4	380.8	890.6	1,265.0	332.2	878.3	1,176.8	299.9
Industrial	146.4	135.8	92.7	131.4	119.1	94.8	137.5	106.4	83.2
Total Retail Tariff Sales Revenues	3,611.5	3,195.0	1,270.6	3,016.2	2,759.9	1,046.8	3,026.9	2,649.0	957.7
Wholesale Transmission Revenues	755.1	670.4	275.0	863.3	616.3	271.7	754.8	576.5	226.0
Wholesale Market Sales Revenues	873.7	215.0	102.2	408.8	109.2	57.8	230.1	58.4	38.8
Other Revenues from Contracts with Customers	30.2	46.9	11.8	26.7	56.2	11.3	32.9	43.6	14.2
Amortization of/(Reserve for) Revenues Subject to Refund	72.7	—	—	(76.1)	—	—	—	—	4.6
Total Revenues from Contracts with Customers	5,343.2	4,127.3	1,659.6	4,238.9	3,541.6	1,387.6	4,044.7	3,327.5	1,241.3
Alternative Revenue Programs	56.5	0.7	20.1	(78.9)	(15.1)	(17.4)	(4.2)	54.5	2.6
Other Revenues	1.8	7.2	2.9	0.4	3.4	1.9	2.2	3.5	0.6
Eliminations	(583.8)	(552.1)	(207.8)	(523.0)	(473.5)	(194.9)	(495.2)	(444.4)	(165.4)
Total Operating Revenues	$4,817.7	$3,583.1	$1,474.8	$3,637.4	$3,056.4	$1,177.2	$3,547.5	$2,941.1	$1,079.1

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

In regulated tariff sales, the transaction prices are the rates approved by the respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions. These rates are designed to recover the costs to provide service to customers and include a return on investment. Regulatory commission-approved tracking mechanisms are included in these rates and are also used to recover, on a fully-reconciling basis, certain costs, such as the procurement of energy supply, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded costs, among others. These tracking mechanisms result in rates being changed periodically to ensure recovery of actual costs incurred and the refund of any overcollection of costs.

Customers may elect to purchase electricity from each Eversource electric utility or may contract separately with a competitive third party supplier. Revenue is not recorded for the sale of the electricity commodity to customers who have contracted separately with these suppliers, only the delivery to a customer, as the utility is acting as an agent on behalf of the third party supplier.

Wholesale Transmission Revenues:  The Eversource electric transmission-owning companies (CL&P, NSTAR Electric and PSNH) each own and maintain transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England. CL&P, NSTAR Electric and PSNH, as well as most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  The Eversource electric transmission-owning companies have a combination of FERC-approved regional and local formula rates that work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource's local rates recover the costs of transmission facilities that do not provide a benefit to the region, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC approved charges from retail customers through annual tracking mechanisms, which are retail tariff sales.

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

Wholesale Market Sales Revenues: Wholesale market sales transactions include sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and also the sale of RECs to various counterparties. ISO-NE oversees the region's wholesale electricity market and administers the transactions and terms and conditions, including payment terms, which are established in the ISO-NE tariff, between the buyers and sellers in the market. Pricing is set by the wholesale market. The wholesale transactions in the ISO-NE market occur on a day-ahead basis or a real-time basis (daily) and are, therefore, short-term. Transactions are tracked and reported by ISO-NE net by the hour, which is the net hourly position of energy sales and purchases by each market participant. The performance obligation for ISO-NE energy transactions is defined to be the net by hour transaction. Revenue is recognized when the performance obligation for these energy sales transactions is satisfied, which is when the sale occurs and the energy is transferred to the customer. For sales of natural gas, transportation, and natural gas pipeline capacity to third party marketers, revenue is recognized when the performance obligation is satisfied at the point in time the sale occurs and the natural gas or related product is transferred to the marketer. RECs are sold to various counterparties, and revenue is recognized when the performance obligation is satisfied upon transfer of title to the customer through the New England Power Pool Generation Information System. Wholesale transactions also include the sale of CL&P’s, NSTAR Electric’s and PSNH’s transmission rights associated with their proportionate equity ownership share in the transmission lines of the Hydro-Québec system in Canada.

Other Revenues from Contracts with Customers: Other revenues from contracts with customers primarily include property rentals that are not deemed leases. These revenues are generally recognized on a straight-line basis over time as the service is provided to the customer. Other revenues also include revenues from Eversource's service company, which is eliminated in consolidation.

Amortization of/(Reserve for) Revenues Subject to Refund: A reserve is recorded as a reduction to revenues when future refunds to customers are deemed probable. The reserve is reversed as refunds are provided to customers in rates. Amortization of Revenues Subject to Refund within the Electric Distribution segment in 2022 represents the reversal of a 2021 reserve at CL&P established to provide bill credits to customers as a result of the settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. The reserve was reversed as customer credits were distributed to CL&P’s customers in retail electric rates. Total customer credits as a result of the 2021 settlement and civil penalty of $93.4 million were recorded as a reserve for revenues subject to refund within current regulatory liabilities and reflected as a reduction to Operating Revenues on the 2021 income statement. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million was refunded over a one year billing period, which began September 1, 2021.

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

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $4.0 million ($0.8 million at CL&P and $2.5 million at NSTAR Electric), $4.8 million ($0.8 million at CL&P and $3.1 million at NSTAR Electric), and $4.3 million, ($0.8 million at CL&P and $2.7 million at NSTAR Electric) for the years ended December 31, 2022, 2021 and 2020, respectively.

Intercompany Eliminations: Intercompany eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business, and revenues from Eversource's service company. Intercompany revenues and expenses between the Eversource wholesale transmission businesses and the Eversource distribution businesses and from Eversource's service company are eliminated in consolidation and included in "Eliminations" in the tables above.

Receivables: Receivables, Net on the balance sheet primarily includes trade receivables from retail customers and customers related to wholesale transmission contracts, wholesale market sales, sales of RECs, and property rentals. In general, retail tariff customers and wholesale transmission customers are billed monthly and the payment terms are generally due and payable upon receipt of the bill.

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

In the ordinary course of business, Yankee Gas, NSTAR Gas and EGMA purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline project described above. These affiliate transaction costs total $77.7 million annually and are classified as Purchased Power, Purchased Natural Gas and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.

Eversource's segment information is as follows:

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3
Depreciation and Amortization	(970.4)	(157.6)	(337.4)	(50.9)	(132.6)	5.8	(1,643.1)
Other Operating Expenses	(7,663.7)	(1,727.0)	(548.4)	(111.8)	(1,189.1)	2,792.0	(8,448.0)
Operating Income	771.2	331.0	922.9	59.8	113.8	(0.5)	2,198.2
Interest Expense	(253.1)	(71.4)	(145.5)	(34.7)	(247.8)	74.2	(678.3)
Interest Income	45.1	10.2	0.5	—	66.3	(71.6)	50.5
Other Income, Net	180.4	33.6	37.9	8.5	1,600.8	(1,565.6)	295.6
Income Tax (Expense)/Benefit	(146.2)	(69.2)	(216.3)	3.2	(25.1)	—	(453.6)
Net Income	597.4	234.2	599.5	36.8	1,508.0	(1,563.5)	1,412.4
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$592.8	$234.2	$596.6	$36.8	$1,508.0	$(1,563.5)	$1,404.9
Total Assets (as of)	$27,365.0	$8,084.9	$13,369.5	$2,783.8	$26,365.2	$(24,737.5)	$53,230.9
Cash Flows Used for Investments in Plant	$1,172.6	$710.3	$1,144.0	$154.4	$260.6	$—	$3,441.9

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1
Depreciation and Amortization	(737.8)	(142.3)	(300.3)	(46.1)	(113.1)	4.6	(1,335.0)
Other Operating Expenses	(5,970.0)	(1,345.4)	(496.2)	(101.4)	(1,170.4)	2,548.6	(6,534.8)
Operating Income	715.8	301.9	838.1	63.8	70.5	3.2	1,993.3
Interest Expense	(236.4)	(58.6)	(133.2)	(32.0)	(168.8)	46.6	(582.4)
Interest Income	20.7	4.5	2.2	—	46.0	(47.8)	25.6
Other Income, Net	78.1	17.9	19.8	3.3	1,363.9	(1,347.3)	135.7
Income Tax (Expense)/Benefit	(103.5)	(60.9)	(179.4)	1.7	(2.1)	—	(344.2)
Net Income	474.7	204.8	547.5	36.8	1,309.5	(1,345.3)	1,228.0
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$470.1	$204.8	$544.6	$36.8	$1,309.5	$(1,345.3)	$1,220.5
Total Assets (as of)	$25,411.2	$7,215.9	$12,377.8	$2,551.1	$22,674.7	$(21,738.6)	$48,492.1
Cash Flows Used for Investments in Plant	$1,053.3	$721.1	$1,024.1	$137.2	$239.4	$—	$3,175.1

	For the Year Ended December 31, 2020
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,132.3	$1,208.7	$1,536.1	$215.4	$1,235.9	$(2,424.0)	$8,904.4
Depreciation and Amortization	(657.0)	(87.9)	(278.1)	(44.2)	(93.5)	1.6	(1,159.1)
Other Operating Expenses	(5,642.3)	(913.8)	(470.0)	(86.6)	(1,071.9)	2,428.0	(5,756.6)
Operating Income	833.0	207.0	788.0	84.6	70.5	5.6	1,988.7
Interest Expense	(216.0)	(40.0)	(126.8)	(32.9)	(161.0)	38.3	(538.4)
Interest Income	3.2	0.9	4.7	—	37.8	(41.8)	4.8
Other Income, Net	58.0	3.1	23.3	2.0	1,382.9	(1,365.5)	103.8
Income Tax (Expense)/Benefit	(129.6)	(36.9)	(183.8)	(12.5)	16.6	—	(346.2)
Net Income	548.6	134.1	505.4	41.2	1,346.8	(1,363.4)	1,212.7
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$544.0	$134.1	$502.5	$41.2	$1,346.8	$(1,363.4)	$1,205.2
Cash Flows Used for Investments in Plant	$1,079.0	$494.4	$1,004.6	$118.8	$246.2	$—	$2,943.0

24.     ACQUISITION OF ASSETS OF COLUMBIA GAS OF MASSACHUSETTS

On October 9, 2020, Eversource acquired certain assets and liabilities that comprised the NiSource Inc. (NiSource) natural gas distribution business in Massachusetts, which was previously doing business as Columbia Gas of Massachusetts (CMA), pursuant to an asset purchase agreement (the Agreement) entered into on February 26, 2020 between Eversource and NiSource. The cash purchase price was $1.1 billion, plus a working capital amount of $68.6 million, as finalized in 2021. Eversource financed the acquisition through a combination of debt and equity issuances in a ratio that was consistent with its consolidated capital structure.

Pro Forma Financial Information: The following unaudited pro forma financial information reflects the pro forma combined results of operations of Eversource and the CMA business acquired and reflects the amortization of purchase price adjustments assuming the acquisition had taken place on January 1, 2019. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Eversource. Pro forma net income excludes the impact of assets and liabilities not assumed by Eversource and non-recurring costs associated with the transaction.

(Pro forma amounts in millions, except share amounts)	For the Year Ended December 31, 2020
Operating Revenues	$9,273
Net Income Attributable to Common Shareholders	1,265
Basic EPS	3.73
Diluted EPS	3.72

Revenues and Net Income: The impact of CMA on Eversource's accompanying consolidated statement of income included operating revenues of $154.8 million and net income attributable to common shareholders of $13.9 million for the year ended December 31, 2020.

Transactions recognized separately from the business combination: Eversource entered into Transition Services Agreements (TSAs) with NiSource, under which NiSource provided certain administrative functions. The TSAs were completed in 2022. Eversource recorded $7.9 million and $21.4 million in Operating Expenses on the statements of income related to TSA costs for the years ended December 31, 2022 and 2021, respectively, and $15.9 million of TSA and pre-TSA costs in Operating Expenses in 2020. In addition, Eversource recorded $2.0 million in Energy Efficiency expense related to the implementation of new energy efficiency programs as specified in a DPU-approved rate settlement agreement in the fourth quarter of 2020.

25.    GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. The following table presents Eversource’s goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2021	$2,543.6	$576.8	$441.4	$884.2	$4,446.0
CMA Measurement Period Adjustments	—	—	9.6	—	9.6
Acquisition of NESC	—	—	—	21.7	21.7
Balance as of December 31, 2021	$2,543.6	$576.8	$451.0	$905.9	$4,477.3
NESC Measurement Period Adjustments	—	—	—	0.5	0.5
Acquisition of TWC	—	—	—	44.8	44.8
Balance as of December 31, 2022	$2,543.6	$576.8	$451.0	$951.2	$4,522.6

Eversource completed the acquisition of TWC on October 3, 2022, resulting in the addition of $44.8 million of goodwill, all of which was allocated to the Water Distribution reporting unit. Eversource completed the acquisition of NESC on December 1, 2021, resulting in the addition of $22.2 million of goodwill, which included measurement period increases in 2022 totaling $0.5 million. The goodwill was allocated to the Water Distribution reporting unit. Eversource completed the CMA asset acquisition on October 9, 2020, resulting in the addition of $51.9 million of goodwill, which included measurement period adjustments in 2021 resulting in an additional $9.6 million of goodwill. The goodwill was allocated to the Natural Gas Distribution reporting unit. For further information on the acquisitions of TWC and NESC, see Note 18, “Common Shares,” to the financial statements.

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

Eversource completed its annual goodwill impairment assessment for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2022 and determined that no impairment existed. There were no events subsequent to October 1, 2022 that indicated impairment of goodwill.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2022.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2022 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2022, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2022.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 15, 2023, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsections, “Selection of Trustees,” and “Delinquent Section 16(a) Reports” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2023.

Eversource Energy and CL&P

Ms. Conner and Messrs. Butler, Moreira and Schweiger, four of the seven CL&P Board of Directors are employees of Eversource Service. Messrs. Howard, McGrath and Nicholson were elected to the CL&P Board effective June 1, 2022 and are non-employee Directors of CL&P. Directors are elected annually to serve for one year until their successors are elected and qualified. CL&P is a wholly owned subsidiary of Eversource Energy.

Set forth below is certain information concerning CL&P’s directors as well as Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
Joseph R. Nolan, Jr. [1]	59	Chairman of the Board, President, Chief Executive Officer and a Trustee of Eversource Energy
John M. Moreira	61	Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P; Director of CL&P
Gregory B. Butler	65	Executive Vice President and General Counsel of Eversource Energy and CL&P; Director of CL&P
Christine M. Carmody [1]	60	Executive Vice President-Human Resources and Information Technology of Eversource Energy
Penelope M. Conner	59	Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy; Director of CL&P
Chandler J. Howard	71	Director of CL&P
James W. Hunt, III [1]	51	Executive Vice President-Corporate Relations and Sustainability and Secretary of Eversource Energy
Patrick J. McGrath	50	Director of CL&P
Ian G. Nicholson	55	Director of CL&P
Werner J. Schweiger	63	Executive Vice President and Chief Operating Officer of Eversource Energy; Chairman, Chief Executive Officer and Director of CL&P
Stephen T. Sullivan	61	President and Chief Operating Officer of CL&P
Jay S. Buth	53	Vice President, Controller and Chief Accounting Officer of Eversource Energy and CL&P
1 Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

Joseph R. Nolan, Jr. Mr. Nolan has served as Chairman of the Board of Eversource Energy since January 1, 2023, and has served as President and Chief Executive Officer and a Trustee of Eversource Energy since 2021. Previously, Mr. Nolan served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy from February 5, 2020 until May 5, 2021, and as Executive Vice President-Customer and Corporate Relations of Eversource Energy from August 8, 2016 to February 5, 2020. Based on his experience as described, Mr. Nolan has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

John M. Moreira. Mr. Moreira has served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P since May 4, 2022. He previously served as Senior Vice President-Financial and Regulatory and Treasurer of Eversource Energy and CL&P from September 12, 2018 until May 4, 2022. Based on his experience as described, Mr. Moreira has the skills and qualifications necessary to serve as a Director of CL&P.

Gregory B. Butler. Mr. Butler has served as General Counsel of Eversource Energy since May 1, 2001, and of CL&P since March 9, 2006. He has served as Executive Vice President of Eversource Energy and CL&P since August 8, 2016. He has served as a Director of CL&P since April 22, 2009. Based on his experience as described, Mr. Butler has the skills and qualifications necessary to serve as a Director of CL&P.

Christine M. Carmody. Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy since August 8, 2016. Previously, Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; and of Eversource Service from April 10, 2012 until August 8, 2016.

Penelope M. Conner. Ms. Conner has served as Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy since May 5, 2021. Previously, Ms. Conner served as Senior Vice President and Chief Customer Officer of Eversource Service from March 2, 2013 until May 5, 2021. Based on her experience as described, Ms. Conner has the skills and qualifications necessary to serve as a Director of CL&P.

Chandler J. Howard. Mr. Howard serves as a Director of Liberty Bank, a Connecticut based financial institution serving more than 200,000 consumers and businesses through 55 retail banking locations. From 2007 until his retirement in 2019, Mr. Chandler served as the President and Chief Executive Officer of Liberty Bank. Mr. Howard has significant experience in the regulated banking industry through positions of increasing responsibility at People’s United Bank, Bank of America, and Fleet Bank, culminating in a more than 35-year career at Liberty Bank. His career has provided him with a broad base of financial expertise, leadership and management skills, and community experience. Based on his experience as described, Mr. Howard has the skills and qualifications necessary to serve as a Director of CL&P.

James W. Hunt, III. Mr. Hunt has served as Executive Vice President-Corporate Relations and Sustainability of Eversource Energy since May 5, 2021, and as Secretary of Eversource Energy since July 9, 2021. Previously Mr. Hunt served as Senior Vice President-Communications, External Affairs and Sustainability of Eversource Service from December 17, 2019 until May 5, 2021 and as Senior Vice President-Regulatory Affairs and Chief Communications Officer of Eversource Service from October 3, 2016 until December 17, 2019.

Patrick J. McGrath. Mr. McGrath has been a Partner of the Connecticut law firm of Cicchetti, Tansley & McGrath LLP since 2005. Mr. McGrath has over twenty years of experience as an attorney representing clients including businesses, financial institutions and individuals in a broad range of transactional and administrative matters. He routinely provides advice to his clients to facilitate informed business decisions. Mr. McGrath also has significant experience serving on several non-profit boards. Based on his experience as described, Mr. McGrath has the skills and qualifications necessary to serve as a Director of CL&P.

Ian G. Nicholson. Mr. Nicholson is a retired Connecticut State Trooper. From 2011 to 2022, he served as a member of the Connecticut Governor’s Security Unit, and he served as a Supervisor from 2019 until his retirement in 2022. Previously, Mr. Nicholson served as the Resident State Trooper for Harwinton, Connecticut, where he developed an extensive network of experts and analysts and gained significant experience in investigative analysis with a specific focus on cybercrimes. Mr. Nicholson promotes cybersecurity best practices including training and awareness to recognize and respond to cyber threats. Based on his experience as described, Mr. Nicholson has the skills and qualifications necessary to serve as a Director of CL&P.

Werner J. Schweiger. Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014 and as Chief Executive Officer of CL&P since August 11, 2014. Mr. Schweiger has served as a Director of CL&P since May 28, 2013 and as Chairman of the Board of CL&P since May 27, 2022. Based on his experience as described, Mr. Schweiger has the skills and qualifications necessary to serve as a Director of CL&P.

Stephen T. Sullivan. Mr. Sullivan has served as President and Chief Operating Officer of CL&P since December 5, 2021. Previously Mr. Sullivan served as Vice President-Project Management and Construction of Eversource Service from March 16, 2021 until December 5, 2021, and as Vice President-Project Management of Eversource Service from October 25, 2015 until March 16, 2021.

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

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

James W. Hunt, III
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 24, 2023, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 11 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy. Its board of directors consists of four executive officers of Eversource Energy system companies and three independent, non-employee directors who were elected to the board of directors on June 1, 2022 in accordance with the previously noted settlement agreement with PURA. CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards. All of CL&P's “Named Executive Officers,” as defined below, also serve or served as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy. Compensation set by the Compensation Committee of Eversource Energy (the “Committee”) and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis (CD&A) provides information about Eversource Energy’s compensation principles, objectives, plans, policies and actions for its Named Executive Officers. The discussion describes the specific components used in its compensation programs and approach to executive compensation, how Eversource Energy measures performance, and how Eversource Energy’s compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2022 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of Eversource Energy’s compensation programs and the decisions that were made regarding 2022 performance. The CD&A also contains an assessment of performance measured against established 2022 goals and additional accomplishments, the compensation awards made by the Compensation Committee, and other information relating to Eversource Energy’s compensation programs, including:

●	Summary of 2022 Accomplishments	●	2022 Annual Incentive Program Assessment
●	Pay for Performance Philosophy	●	Long-Term Incentive Program
●	Executive Compensation Governance	●	Clawback, No Hedging and No Pledging Policies
●	Named Executive Officers	●	Share Ownership Guidelines and Retention Requirements
●	Overview of the Compensation Program	●	Other Benefits
●	Market Analysis	●	Contractual Agreements
●	Mix of Compensation Elements	●	Tax and Accounting Considerations
●	Results of 2022 Say on Pay Vote	●	Equity Grant Practices
●	Elements of 2022 Compensation	●	Compensation Committee Report
●	Risk Analysis of Executive Compensation Program

Summary of 2022 Accomplishments

2022 Financial and Operational Accomplishments

In 2022, Eversource Energy continued to outperform its peers in most financial metrics, demonstrate our leadership in ESG, and achieve the operational goals as set by the Committee, while continuing to safeguard our employees and customers. The following is a summary of some of the most important accomplishments in 2022:
•FINANCIAL PERFORMANCE: 2022 GAAP earnings per share equaled $4.05 per share, and non-GAAP earnings per share equaled $4.09. Non-GAAP earnings excludes $5.0 million of certain charges described below and in Exhibit A.(1)

•DIVIDENDS PAID: The Board of Trustees increased the annual dividend rate by 5.8 percent for 2022 to $2.55 per share, which exceeded the median dividend growth rate of 4.5 percent for the utilities that constitute the Edison Electric Institute Index (EEI Utility Index).

•SHAREHOLDER RETURN: Eversource Energy’s Total Shareholder Return (TSR) in 2022 was -5.0 percent, compared to 1.2 percent for the EEI Index of 39 companies. While our performance in recent years has trailed the EEI Utility Index, Eversource has continued to outperform the EEI Utility Index over the last five- and 10-year periods. This long-term performance ranks Eversource among the top 15 companies in the Index. An investment of $1,000 in Eversource’s common shares for the 10-year period beginning January 1, 2013 was
(1)    Non-GAAP EPS presented in this proxy statement excludes $0.04 per share relating to (1) the Columbia Gas acquisition and related transition costs in 2022 (2) charges in 2022 related to the acquisition and transition of New England Service Company and The Torrington Water Company and (3) charges in 2022 related to the strategic review of offshore wind. Eversource Energy uses this non-GAAP financial measure to more fully compare and explain 2022 earnings results without including the impact of these costs. Due to the effect of such costs on net income attributable to common shareholders, management believes that the non-GAAP presentation is a more meaningful representation of Eversource Energy’s financial performance and provides additional information to readers in analyzing historical and future performance of the business. Non-GAAP financial measures should not be considered as alternatives to Eversource Energy’s consolidated net income attributable to common shareholders. For further information, see Exhibit A to this Item 11.

worth $2,925 on December 31, 2022, representing approximately a 193% total return. The following chart represents the comparative total shareholder returns for the periods ended December 31, 2022:

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Eversource successfully advanced several strategic initiatives and produced positive regulatory outcomes during 2022. Eversource made substantial progress advancing the offshore wind strategic review by launching the process with potential buyers, with an announcement anticipated in the second quarter of 2023. The Eversource Gas Company of Massachusetts’ integration and transition that followed the Columbia Gas asset purchase was completed ahead of schedule and below budget, exiting the 115 transition service functions. In October, our Aquarion Water subsidiary successfully completed the purchase of The Torrington Water Company, adding about 10,200 customers, and in November executed a purchase and sale agreement to acquire the Pinehills Water Company, which will add about 2,700 customers upon closing, advancing our water customer growth initiative. NSTAR Electric’s rate case received a favorable order, including a rate increase of $64 million, a 9.8% return on equity, and approval of its Advanced Metering Infrastructure project with timely cost recovery, as well as a new mechanism for better timely recovery of all other capital investments. NSTAR Electric filed with the Massachusetts Department of Public Utilities (MA DPU) a creative solution that allocates cost between Transmission, Distribution and Solar Developers needed to allow Renewable Distributed Energy Resources in Massachusetts to connect to the grid. The first of six projects was approved by the MA DPU in December and Eversource expects the remaining five projects to be approved in 2023. Lastly, in Massachusetts, the MA DPU issued an order supporting Eversource’s position that recent increases in property tax expense should be treated as "exogenous," allowing for full recovery. The Federal Energy Regulatory Commission approved an innovative, cost-effective transmission support agreement between Eversource and the offshore wind project Park City Wind, enabling Eversource to integrate a necessary reliability project with that offshore wind interconnection investment, resulting in savings to customers. In New Hampshire, Eversource was successful with efforts to have the New Hampshire Public Utilities Commission (NHPUC) reinstate the Energy Efficiency Customer Program and also approved a $9 million step base rate increase. After two years of negotiations and regulatory processes, Eversource also received initial approval from the New Hampshire Public Utilities Commission allowing for the acquisition of the distribution pole plant owned by Consolidated Communications. Eversource has implemented several emergency response enhancements, including the roll out of new outage management and community portal systems, which were well received in Connecticut, Massachusetts, and New Hampshire. The Connecticut line worker pipeline program also received great feedback, as well as our support of the Connecticut Governor and Attorney General in helping customers with the recent extraordinary energy supply price increases. The positive relationships Eversource continues to have with its unions supported many of these successful initiatives.

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile for the industry in 2022; customer power interruptions were on average 19.5 months apart, a performance that is top decile among our peers.

Eversource’s recent Provincetown, Massachusetts battery storage project enables it to now help prevent outages which would otherwise affect approximately 11,000 customers.

•RESTORATION PERFORMANCE: The average system outage duration was 65.2 minutes, also top quartile in the utility industry for the fastest restoration time.
•SAFETY: Eversource’s safety performance was 1.0, measured by days away, restricted or transferred (DART) per 100 workers, which continues to improve over 2021, 2020 and 2019 performance. In 2022, Eversource used the DART-OSHA method of measurement for both the goal and 2022 results; 2019-2021 results shown in the graph below were converted to the DART-OSHA method. The strong partnerships that have been developed between Eversource management and the union leadership continue to assist us in both helping to safeguard our employees and in advancing our business initiatives.

•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 97.8 percent, which continues to exceed mandated emergency response requirements.

•ENHANCE THE CUSTOMER EXPERIENCE: Significant success has been achieved enhancing Eversource’s Customer Experience with go-live transition of Eversource Gas Company of Massachusetts' Customer Information System (CIS) and new SCADA system with no system interruptions, while delivering exceptional employee and customer experience. The next phase of the CIS/OMNI implementation impacting other Massachusetts operations has been launched. Eversource’s Advanced Metering Infrastructure Implementation Project was approved by the MA DPU in December. The new Outage Management System and Analytics Platform went live in 2022 along with a Storm Restoration Dashboard for storm events incorporating input from town and state stakeholders, all of which enhance Emergency Response capability and communication with customers, including improvements to the customer outage reporting function on Eversource’s web page. Additional technologies were implemented to reduce cyber threats and Eversource enhanced tools that increase customer password security standards. Fee free credit card transactions were also approved by the MA DPU for all electric and natural gas customers.

•CLEAN ENERGY EXECUTION: Eversource made significant progress to advance the siting of all three of its offshore wind projects (South Fork, Sunrise and Revolution Wind) at the federal and state levels, including achieving key permitting milestones and the installation of a critical duct bank system for the South Fork Wind Project. Eversource continues to advance the development of its electric vehicle infrastructure in both Connecticut and Massachusetts, successfully executed its first Massachusetts Grid Modernization plan, and submitted its next round of plan investments for approval, including Advanced Metering Infrastructure. Eversource’s commitment to clean energy advanced with the completion of the Provincetown Battery Energy Storage system, as well as demonstrating industry leadership in the MA DPU’s Future of Gas Proceeding. Eversource also executed its $596 million annual energy efficiency program, received MA DPU approval for its $1 billion new energy efficiency three-year program, and made solid progress in the Geothermal Pilot Program launched in the city of Framingham, Massachusetts. Phase 1 of the new Massachusetts Solar Program was filed with the MA DPU, and the Department also issued a constructive order on the next Grid Modernization phase. Eversource announced its commitment to developing Science Based Emission Targets and continued to position its natural gas business for long term success in many areas, including stakeholder engagement, geothermal pilot deployment, advancing RNG/hydrogen supply options, and other methane emission reductions. Eversource also established an internal team to focus on obtaining federal funding for clean energy related investments in support of customers. During 2022, Eversource, once again, received the ENERGY STAR™ Partner of the Year Sustained Excellence Award from the Environmental Protection Agency and U.S. Department of Energy.

2022 Sustainability/ESG

•SUSTAINABILITY: In 2022, Eversource’s strong environmental, social and governance performance produced numerous national and local awards and recognition. These honors are a result of a deep commitment to corporate responsibility, evidenced by the high ratings Eversource continues to receive from leading sustainability raters. In 2022, Eversource achieved its target range of 85 percent to 97 percent compared to its peer group assessed by two leading sustainability rating firms, with a combined end of-year ranking of 89.5 percent. Eversource continues to engage with a strong cross-functional network throughout the company to advance its sustainability strategy and drive performance that addresses the evolving expectations of our shareholders, customers, employees, regulators and the communities Eversource serves.

Eversource continued to take steps to mitigate climate change impacts through leading clean energy initiatives and ambitious greenhouse gas emission (GHG) reduction targets. Since 2019, Eversource has been focused on the ambitious goal of achieving carbon neutrality in company operations by 2030. Eversource continues to progress toward this goal by working with all areas of the company to reduce Scope 1 and 2 GHG emissions to as close to zero as possible. For emissions that cannot be avoided, Eversource is preparing to invest in qualified offsets. Eversource reduced its carbon footprint by 13 percent from the 2018 base year through 2021 by executing its carbon reduction initiatives associated with fleet, electric line losses, SF6 gas used in electric switchgear, energy efficiency, and leak prone gas pipe replacements. Building on this strong foundation and looking beyond its own operational GHG emissions, Eversource committed to setting a science-based target, which will be worked on with the Science Based Target initiative, to validate as an acceptable emissions goal aiming to limit global warming to 1.5 degrees Celsius. This target will address GHG reductions related to procuring energy supply on behalf of customers, the largest source of indirect Scope 3 emissions. Eversource continues to support customers to reduce their impacts on the climate through solutions such as energy efficiency programs, providing access to more renewable energy options, and advancing electric vehicle infrastructures and energy storage capabilities.

To address physical and transitional impacts related to climate change and maintain resiliency across our system in the face of climate change, Eversource continued to pursue the following actions:

•Working with regulators to gain approval for new programs that will help improve system resiliency in response to climate change, including vegetation management, pole and wire strengthening, flood proofing, and other system hardening measures;
•Implementing a grid modernization plan that will enhance the electric distribution infrastructure to improve resiliency and reliability and facilitate integration of distributed energy resources and electric vehicle infrastructure;
•Focusing on improving the efficiency of electric and natural gas distribution systems and preparing for the opportunities that clean energy advancements create;
•Investigating emerging technologies such as energy storage and automation programs that improve reliability;
•Implementing programs to address risks that may impact water availability and water quality;
•Evaluating the natural gas system and exploring alternative, less carbon-intense technologies like renewable natural gas and geothermal systems; and
•Pursuing opportunities that meet evolving customer expectations, including investments in electric vehicle infrastructure and providing customers with ways to minimize their energy use.

•DIVERSITY: In 2022, Eversource sustained its successful drive to increase workforce diversity and build a talent pipeline. In 2022, 61.6 percent of external hires were women and/or people of color, and 45.1 percent of external hires and internal promotions into leadership roles were women and/or people of color. Eversource continued to support a multitude of programs and agencies that address racial and ethnic disparities in its customers’ communities and beyond. Eversource also remains committed to developing a workforce that fully reflects the diversity of the people and communities it serves. Eversource’s hiring and talent practices emphasize diversity, equity, and inclusion (DE&I), and Eversource encourages employees to embrace different people, perspectives, and experiences in the workplace and within our communities – regardless of their race, color, religion, national origin, ancestry, sex, gender identity, age, disability, marital status, sexual orientation, active military or veteran status.

Eversource is a signatory to the CEO Action for Inclusion Pledge to advance diversity, equity and inclusion in the workplace, as well as a member of the Paradigm for Parity coalition, committed to addressing gender parity. Eversource offered a variety of programs, events, activities and discussions in 2022 focused on diversity, equity and inclusion, to provide employees with education and experiences to further emphasize messages of racial and social justice. Eversource held listening sessions with our business resource group leaders, who provided valuable input to address concerns during an ever changing and challenging year. Eversource’s Racial Equity Task Force maintained its focus on increasing racial equity and social justice through the lens of talent management, inclusion, and support for our diverse communities, including increasing business with diverse suppliers. Eversource held a highly-attended Day of Understanding virtual event to celebrate Juneteenth and followed up with discussions in business groups. Eversource continued these conversations with quarterly discussions hosted by its senior leaders, all focused on advancing our DE&I goals.

In addition, Eversource hosted monthly conversations in our Diversity and Inclusion multicultural book club and held signature learning events to celebrate Black History Month, Hispanic Heritage Month, and Asian American Month, focusing on the history, contributions, and current challenges of each group. Eversource also continued its webinar series on employee resilience and self-care. An example of Eversource’s commitment to promote equity and diversity in its communities is its investment in Girls With Impact, a business and leadership program that funds scholarships for under-resourced young women in Connecticut and Massachusetts. The investment is valued at nearly $300,000 and will fund approximately 300 scholarships. In response to the continuing calls for racial, social and environmental justice, Eversource’s Vice President of Corporate Citizenship, Equity, and Environmental Justice continued to lead a 15-member cross-functional pro-equity advisory team tasked with developing and implementing a strategy, guidelines, leadership toolkits, training materials and decision frameworks to promote equity in siting, customer-facing projects, procurement and philanthropy. This group developed and began to roll out justice and equity training to all Eversource employees in 2022. Eversource also developed a full 2021 DE&I Report, which detailed its many DE&I initiatives, programs, goals, successes, challenges and progress to date that was released in 2022. To further Eversource’s commitment to transparency, the report included our 2021 EEO-1 data.

•EMPLOYEES: Eversource recognizes that its employees are its most valuable asset. Eversource has developed strategic workplans as part of the annual business and workforce planning process to address immediate and long-range needs to ensure that it acquires, develops, and retains excellent talent. Virtual learning and development opportunities were provided in 2022 to employees, including the launch of a career management series and a new hire networking series with executive overviews. Interactive engagement and support tools were leveraged to promote remote worker effectiveness supporting the workforce with business, leadership, and technical knowledge. Employee development programs were aligned to the strategic workforce plan to support succession within all levels of the organization. Programs like the Growth Opportunities for Leadership Development Program provide development for recent college graduates and were expanded to include employees new to the utility industry. The Transmission Training, Engineering Development, and Transmission Cohort programs promoted educational and professional development opportunities for recent college graduates. Tuition assistance programs, paid internships, co-ops, and other pipeline development programs continued to ensure progress in future workforce technical skills and competencies. Targeted training, development and educational opportunities were offered to high potential employees to ensure their continued growth and development as future leaders. Thought provoking stretch assignments, high impact cross-functional team memberships, senior management interaction and exposure, targeted coaching and feedback, and diverse learning experiences that promote interdependent thinking and embrace alternative perspectives, while building teamwork and collaboration, represent core components of the key talent development program.

Additionally, Eversource leveraged educational partnerships within the diverse communities it serves in critical trade and technical areas and has developed proactive sourcing strategies to attract experienced workers in highly technical roles in areas like engineering, electric and gas operations, and energy efficiency. As part of this process, Eversource added new college partnerships to increase its pipelines for diverse talent. Eversource also provides employees with fair pay, comprehensive benefits, and a variety of field and classroom training opportunities throughout their careers to support their ongoing success on the job.

The success of these programs, policies and opportunities is evidenced by Eversource’s most current comprehensive employee survey, which saw strong participation of 70 percent of the employee population and a high level of engagement, with an eight-point improvement in overall favorability.

•AWARDS: Eversource continued to receive numerous national awards in 2022 recognizing it as a leader and catalyst in the areas of sustainability and ESG.
◦Newsweek magazine ranked Eversource as the #1 energy company in their 2023 list of the Most Responsible Companies. This listing determines the most responsible companies of 2022 based on their corporate social sustainability performance and reputation.
◦Eversource was again ranked in the top 100 of America’s Most Just Companies for 2022 by Forbes/JUST Capital in partnership with CNBC. The listing recognizes corporate social responsibility and commitment to local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, shareholder return, fair pay and benefits, and equal opportunity.
◦As You Sow named Eversource as a Top 10 Company on both their Racial Justice and DE&I scorecards.
◦Eversource was again selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies that have shown their commitment to advancing women’s equality in the workplace and transparency in gender reporting.
◦Eversource was recognized again by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for our commitment to recruiting, employing, and retaining veterans.
◦Eversource was recognized as one of America’s “best employers for diversity” by Forbes magazine, which surveyed over 50,000 U.S. employees regarding age, gender, ethnicity, LGBTQA and diversity in their current workplace.
◦Eversource was recognized as a finalist for the Healthiest Employer Program for its commitment to workplace wellness and exceptional health benefits.
◦Eversource was again selected as a “most honored” company by Institutional Investor magazine for industry leading ESG, investor relations and multiple other categories as voted by institutional investors.
◦Eversource was included in Barron’s 2022 Most Sustainable Companies list. Barron’s based its list on performance indicators that address environmental, social and governance matters.

Achievement of the 2022 performance goals, additional accomplishments and the Compensation Committee’s assessment of Eversource and executive performance are more fully described in the section below titled “2022 Annual Incentive Program Assessment.” Specific decisions regarding executive compensation based upon the Committee’s assessment of company and executive performance and market data are also described below.

Pay for Performance Philosophy

The Compensation Committee links the compensation of the executive officers, including the Named Executive Officers, to performance that will ultimately benefit customers, employees, shareholders and communities served. Eversource’s compensation program is intended to attract and retain the best executive talent in the industry, motivate our executives to meet or exceed specific stretch financial and operational goals each year, and compensate our executives in a manner that aligns compensation directly with performance. Eversource strives to provide executives with base salary, performance-based annual incentive compensation, and performance-based long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance. Additional Pay for Performance information is set forth in this Item 11.

Executive Compensation Governance

•What Eversource DOES:

✓	Focus on Pay for Performance
✓	Maintain share ownership and holding guidelines
✓	Utilize balanced incentive metrics including both absolute and relative measures
✓	Deliver the majority of incentive compensation opportunity in long-term equity
✓	Maintain double-trigger change in control vesting provisions
✓	Hold shareholder engagement meetings throughout the year between management and shareholders that discuss compensation governance financial performance, ESG, climate change and sustainability, and overall corporate governance
✓	Maintain a broad financial and personal misconduct clawback policy relating to incentive compensation
✓	Tie 75 percent of long-term incentive compensation to performance and grant 100 percent of long-term incentive compensation in equity
✓	Engage an independent compensation consultant
✓	Hold an annual Say-on-Pay vote
✓	Impose payout limitations on incentive awards
✓	Maintain limited executive and Trustee trading window

What Eversource DOESN’T do:

✗	Include tax gross ups in any new or materially amended executive compensation agreements
✗	Allow hedging, pledging or similar transactions by executives and Trustees
✗	Provide for liberal share recycling within long-term compensation grants
✗	Pay dividends on equity awards before vesting
✗	Allow for discounts or repricing of options or stock appreciation rights
✗	Grant change in control agreements (since 2010)

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this CD&A are referred to as the “Named Executive Officers” under SEC regulations. For 2022, CL&P’s Named Executive Officers (NEOs) were:

•Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy, and Chairman of the Board and Chief Executive Officer of CL&P
•John M. Moreira, Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P
•Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P
•Christine M. Carmody, Executive Vice President-Human Resources and Information Technology of Eversource Energy
•James W. Hunt, III, Executive Vice President-Corporate Relations and Sustainability and Secretary of Eversource Energy
•Joseph R. Nolan, Jr., Chairman of the Board, President and Chief Executive Officer of Eversource Energy and Former Chairman of the Board of CL&P
•Philip J. Lembo, Former Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

Overview of Our Compensation Program

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

Eversource’s Compensation Objectives. The objectives of Eversource’s compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation for shareholders, maintaining a strong balance sheet, and being a leader in clean energy and sustainability. The Committee also places great emphasis on operating performance, customer service, safety, sustainability and workforce diversity. Eversource’s compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource’s customers, employees, and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy and water reliably, safely, mindful of the environment and employee well-being, and at a reasonable cost, while providing an above-average total return to Eversource shareholders.

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based total direct compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee, and its independent compensation consultant work together to determine the market values of executive direct and indirect compensation elements by using competitive market compensation data.

The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Incumbent compensation levels may be set below the market median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in December 2022 indicated that Eversource’s aggregate executive compensation levels continue to be aligned with median market rates.

Role of the Compensation Consultant. The Committee has retained Pay Governance as its independent compensation consultant. Pay Governance reports directly to the Committee and does not provide any other services to Eversource. With the consent of the Committee, Pay Governance works cooperatively with Eversource management to develop analyses and proposals for presentation to the Committee. The

Committee generally relies on Pay Governance for peer group market data and information as to market practices and trends to assess the competitiveness of the compensation that Eversource pays to its executives and to review the Committee’s proposed compensation decisions.

Pay Governance Independence. In February 2023, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, as well as the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance’s total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource common shares or have any business or personal relationships with members of the Committee or Eversource executives.

Role of Management. Management’s roles, and specifically the roles of Eversource’s Chief Executive Officer and the Executive Vice President-Human Resources and Information Technology, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. Eversource’s Chief Executive Officer also provides recommendations on the compensation for the other Named Executive Officers other than the Executive Chairman. None of the executives makes recommendations that affect their individual compensation.

Market Analysis

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2022 compensation:

•Competitive Compensation Survey Data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent the market for executive officer talent. Utility industry data serve as the primary reference point for benchmarking officer compensation and are based on a defined peer set, as discussed below, while general industry data are derived from compensation consultant surveys and serve as a secondary reference point. General industry data are used for staff positions and are size adjusted to ensure a close correlation between the market data and Eversource’s scope of operations. The Committee references this information, which it obtains from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•Peer Group Data. In support of our executive pay decisions, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource’s executive compensation levels as compared to the 18 peer group companies listed in the table below. This peer group, which the Committee reviews annually, was chosen because these companies are similar to Eversource Energy in terms of size, business model and long-term strategies.

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

The Committee adjusts the target percentages of annual and long-term incentives based on the survey data and recommendations from Eversource’s Chief Executive Officer, after discussion with the compensation consultant, to ensure that they are approximately equal to competitive median levels.

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

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive. Eversource’s Chief Executive Officer’s responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of our other executives. As a result, Eversource’s Chief Executive Officer’s compensation is higher than the compensation of our other executives. Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by our executives, including its Chief Executive Officer.

The following table sets forth the contribution to 2022 Total Direct Compensation (TDC) of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
Werner J. Schweiger	25%	20%	41%	14%	100%
John M. Moreira	25%	20%	41%	14%	100%
Gregory B. Butler	28%	20%	39%	13%	100%
Christine M. Carmody	28%	20%	39%	13%	100%
James W. Hunt, III	33%	20%	35%	12%	100%
Joseph R. Nolan, Jr.	15%	17%	51%	17%	100%
Philip J. Lembo (3)	31%	0	52%	17%	100%
NEO average, excluding CEO	26.7%	16.2%	41.2%	14.3%	100%
NEO average, excluding CEO, Former Chairman and Former CFO	28.5%	20%	38.5%	13%	100%
(1)    The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.
(2)    Restricted Share Units (RSUs) vest in three equal annual installments over three years contingent upon continued employment.
(3)    Mr. Lembo retired during 2022 and was not eligible to receive an Annual Incentive award for 2022.

Results of Eversource's 2022 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a Say-on-Pay proposal). At Eversource’s Annual Meeting of Shareholders held on May 4, 2022, 92.27 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2021 compensation of the Named Executive Officers, as described in Eversource’s 2022 proxy statement. Eversource’s Say-on-Pay results, along with those of utility and general industry peers, are reviewed by the Committee annually to help assess whether Eversource shareholders continue to deem its executives’ compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource’s Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2022 COMPENSATION

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

When setting or adjusting base salaries, the Committee considers annual executive performance appraisals; market pay movement across industries (determined through market analysis); targeted market pay positioning for each executive; individual experience; strategic importance of a position; recommendations of Eversource’s Chief Executive Officer; and internal pay equity.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource’s Incentive Plan, which was approved by shareholders in 2018. The annual incentive program provides cash compensation intended to reward performance under Eversource’s annual operating plan. The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of shareholders, and retain the executives during the term of grants. The annual and long-term programs are designed to strike a balance between Eversource’s short- and long-term objectives so that the programs work in tandem.

In addition to the specific performance goals, the Committee assesses other factors, as well as the executives’ roles and individual performance, and then makes annual incentive program awards at the levels and amounts disclosed in this CD&A.

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

2022 ANNUAL INCENTIVE PROGRAM ASSESSMENT

In early February of 2022, the Committee established the terms of the 2022 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of Eversource’s Named Executive Officers that ranged from 70 percent to 125 percent of base salary.

At the February 2022 meeting, the Committee determined that for 2022 it would continue to base 70 percent of the annual incentive performance goals on Eversource’s overall financial performance and 30 percent of the annual performance goals on Eversource’s overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from zero percent to 200 percent of target. The Committee assigned weightings to each of the goals. For the financial component, the following goals were used: earnings per share, weighted at 60 percent, advancement of strategic growth initiatives and regulatory outcomes, weighted at 30 percent, and dividend growth, weighted at 10 percent. For the operational component, the Committee used the following goals: combined safety ratings, gas service response, diversity promotions and hires of leadership employee positions, and sustainability, customer and clean energy initiatives, weighted at 50 percent, service reliability weighted at 25 percent, and restoration of outages duration, weighted at 25 percent.

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

2022 Performance Goals

At the December 2022 meeting of the Committee, Eversource’s management provided an initial review of its 2022 performance, followed in February 2023 by a full assessment of the performance goals, the additional accomplishments noted below under the caption “Additional Factors” and the overall performance of Eversource and its executives. In addition to these meetings, the Committee and the Eversource Board were provided updates during 2022 on corporate performance. At the February 1, 2023 meeting, the Committee determined, based on its assessment of the financial and operational performance goals and the other factors noted above, to set the level of achievement of combined financial and operational performance goals results at 164 percent, reflecting the strong performance of Eversource and its executive team in executing Eversource’s Operating Plan. In arriving at this determination, the Committee determined that the weighted financial performance goals result was 118 percent and the weighted operational performance goals result was 46 percent. Eversource’s Chief Executive Officer recommended to the Committee awards for its executives (other than himself) based on his assessment of each executive’s individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive’s contributions to the overall performance of Eversource. The actual awards determined by the Committee were also based on the same criteria.

Financial Performance Goals Assessment

•FINANCIAL PERFORMANCE: Eversource’s non-GAAP earnings per share in 2022 of $4.09, which excludes the adjustment to earnings as described in Exhibit A to this Item 11, increased by 6.0 percent when compared to non-GAAP adjusted earnings per share in 2021, and exceeded the established goal of $4.06. Eversource was able to achieve this goal through effective management of the 2022 Operating Plan on a day-by-day basis, including execution of its $3.8 billion utility capital plan, and by overcoming several challenges to plan achievement, including higher than plan interest costs due to the number and scale of federal interest rate increases; higher O&M expenses caused primarily by the significant number and severity of storm events; higher employee-related costs; higher COVID-related bad debt expense; an unplanned contribution to help customers in Connecticut with the high cost of energy; and the financial and operational impacts of supply chain challenges. Please see Exhibit A to this Item 11, which provides detailed information of GAAP and non-GAAP financial information and the Committee’s determination with respect to the earnings per share goal. The Committee determined the earnings per share goal to have attained a 170 percent performance result.

•DIVIDEND GROWTH: Eversource increased its annual dividend to $2.55 per share, a 5.8 percent increase from the prior year, significantly above the utility industry’s median dividend growth of 4.5 percent for the EEI Utility Index. The Committee determined this goal to have attained a 160 percent performance result.

•STRATEGIC INITIATIVES AND REGULATORY OUTCOMES: Eversource successfully advanced several strategic initiatives and produced positive regulatory outcomes during 2022. Eversource made substantial progress advancing the offshore wind strategic review announced in 2022 by launching the process with potential buyers, with an announcement anticipated in the second quarter of 2023. The Eversource Gas Company of Massachusetts integration and transition that followed the Columbia Gas asset purchase was completed ahead of schedule and below budget, exiting the 115 transition service functions. In October, Eversource’s Aquarion Water subsidiary successfully completed the purchase of The Torrington Water Company, adding about 10,200 customers, and in November executed a purchase and sale agreement to acquire the Pinehills Water Company, which will add about 2,700 customers upon closing, advancing Eversource’s water customer growth initiative. NSTAR Electric’s rate case received a very favorable order, including a rate increase of $64 million, a 9.8% return on equity, and approval of an Advanced Metering Infrastructure project with timely cost recovery, an annual performance-based rate mechanism, as well as a new mechanism for better timely recovery of all other capital investments. Eversource filed with the MA DPU a creative solution that allocates cost between Transmission, Distribution and Solar Developers needed to allow Renewable Distributed Energy Resources in Massachusetts to connect to the grid. Lastly, in Massachusetts, the MA DPU issued an order supporting Eversource’s position that recent increases in property tax expense should be treated as "exogenous," allowing for full recovery. The Federal Energy Regulatory Commission approved an innovative, cost-effective transmission support agreement between Eversource and the offshore wind project, Park City Wind, enabling Eversource to integrate a necessary reliability project with the offshore wind interconnection investment, resulting in savings for customers. In New Hampshire, Eversource was successful with efforts to have the NHPUC reinstate the Energy Efficiency Customer Program and also approved a $9 million step base rate increase. After two years of negotiations and regulatory processes, Eversource received initial approval from the NHPUC allowing for the acquisition of the distribution pole plant owned by Consolidated Communications. Eversource has implemented several emergency response enhancements, including the roll out of its new outage management and community portal systems, which were well received in Connecticut, Massachusetts, and New Hampshire. In addition, Eversource’s Connecticut line worker pipeline program also received great feedback, as well as its support of the Connecticut Governor and Attorney General in helping customers with the recent extraordinary energy supply price increases. The Committee determined this goal to have attained a 170 percent performance result.

Operational Performance Goals Assessment

•RELIABILITY PERFORMANCE: Electric System Reliability, measured by months between interruptions, was top decile in the industry in 2022; customer power interruptions were on average 19.5 months apart. The Committee determined this goal to have attained a 175 percent performance result.
•RESTORATION PERFORMANCE: The average system outage duration was 65.2 minutes, which was in the top quartile of the utility industry for the fastest restoration time. The Committee determined this goal to have attained a 170 percent performance result.
•SAFETY: Eversource’s safety performance was 1.0, measured by days away, restricted or transferred (DART) per 100 workers, which met the stated goal and continues to improve over 2021, 2020 and 2019 performance. In 2022, Eversource used the DART-OSHA method of measurement for both the goal and 2022 results; 2019-2021 results shown in the graph below were converted to the DART-OSHA results method. The strong partnerships that have been developed between Eversource management and the leadership of our unions continue to assist us in both helping safeguard employees and in advancing business initiatives. The Committee determined this goal to be underperforming due to other considerations and to have attained a 50 percent performance result.
•GAS EMERGENCY RESPONSE: On-time response to gas customer emergency calls was 97.8 percent, which continues to exceed mandated emergency response requirements. The Committee determined this goal to have attained a 175 percent performance result.

•DIVERSE LEADERSHIP: Eversource continued its successful drive to increase workforce diversity and build a diverse talent pipeline. In 2022, 61.6 percent of Eversource’s external hires were women and/or people of color and 45.1 percent of external hires and internal promotions into leadership roles were women and/or people of color, slightly above the goal of 45 percent. The Committee determined this goal to have attained a 175 percent performance result.

•SUSTAINABILITY: In 2022, Eversource achieved the target range of 85 percent to 97 percent compared to the peer group assessed by two leading sustainability rating firms, with a combined end of-year ranking of 89.5 percent. In addition, Eversource’s strong environmental, social and governance performance, including the advancement of clean energy initiatives, resulted in numerous national and local awards and recognitions noted in this Item 11. These honors are a result of Eversource’s deep commitment to corporate responsibility, evidenced by the high ratings it receives from leading sustainability raters. Eversource continues to engage with a strong cross-functional network throughout the business to advance its sustainability strategy and drive performance that addresses the evolving expectations of shareholders, customers, employees, regulators and the communities Eversource serves. Eversource continued to position its gas business for long-term success in many areas, including stakeholder engagement, geothermal pilot deployment, advancing RNG/hydrogen supply options, and other methane emission reductions. The Committee determined this goal to have attained a 125 percent performance result.

•ENHANCE THE CUSTOMER EXPERIENCE: Eversource launched the next phase of its customer information and SCADA systems impacting our Massachusetts operations and launched the next phase of its OMNI customer information system. Eversource’s new Outage Management System and Analytics Platform went live in 2022 along with a Storm Restoration Dashboard for storm events incorporating input from town and state stakeholders, all of which enhance Eversource’s emergency response capability and communication with customers. Eversource also implemented additional technologies to reduce cyber threats, modified the View and Report Outage function with the web and enhanced tools that increase customer password security standards. The Committee determined this goal to have attained a 125 percent performance result.

•CLEAN ENERGY EXECUTION: Eversource made significant progress to advance the siting of all three of its offshore wind projects (South Fork, Sunrise and Revolution Wind) at the federal and state levels, including achieving key permitting milestones and the installation of a critical duct bank system for the South Fork Wind Project. Eversource continues to advance the development of electric vehicle infrastructure in both Connecticut and Massachusetts, successfully executed its first Massachusetts Grid Modernization plan, and submitted its next round of plan investments for approval, including Advanced Metering Infrastructure. Eversource’s commitment to clean energy advanced with the completion of the Provincetown Battery Energy Storage system, as well as demonstrating industry leadership in the MA DPU’s Future of Gas Proceeding. Eversource also executed its $596 million annual energy efficiency program and received MA DPU approval for its $1 billion new energy efficiency three-year program and made solid progress in the Geothermal Pilot Program launched in the city of Framingham, Massachusetts. Eversource announced its commitment to developing Science Based emission targets and continued to position its gas business for long-term success in many areas, including stakeholder engagement, and geothermal pilot deployment. The Committee determined this goal to have attained a 150 percent performance result.

2022 Annual Incentive Program Performance Assessments

Financial Performance Goals
Category	2022 Goal	Eversource Performance	Assessment
Earnings Per Share	$4.06 earnings per share	Exceeded: Non-GAAP earnings per share, excluding costs noted on Exhibit A of this Item 11, equaled $4.09 per share, $0.03 ahead of plan, an increase of 6% over 2021 non-GAAP earnings per share and exceeding the average growth rate of Eversource’s peers.	170%
Dividend Growth	Increase dividend beyond industry average	Achieved: Increased dividend to $2.55 per share, a $0.14 increase and 5.8% growth over 2021, exceeding the industry median of 4.5% and consistent with long range plan and management guidance.	160%
Strategic Growth Initiatives	Advancement of Key Strategic Projects and Regulatory Outcomes
Achieved: Successfully advanced several strategic initiatives and produced positive regulatory outcomes during 2022. Eversource Gas Company of Massachusetts (EGMA) integration and transition was completed ahead of schedule and below budget, exiting the 115 transition service functions. Advanced offshore wind strategic review by launching process with prospective buyers, with an announcement anticipated in the 2nd quarter of 2023. Aquarion Company successfully completed the purchase of The Torrington Water Company, adding about 10,200 customers, and executed a purchase and sale agreement to acquire the Pinehills Water Company, which will add about 2,700 customers upon closing, advancing Eversource’s water customer growth initiative. NSTAR Electric’s distribution rate case was completed with constructive results, including a $64M rate increase and 9.8% return on equity. Filed with the MA DPU a creative solution that allocates cost between Transmission, Distribution and Solar Developers needed to allow Renewable Distributed Energy Resources in MA to connect to the grid; favorable decision on the first of six projects received. The FERC approved an innovative, cost-effective transmission support agreement between Eversource and the offshore wind project, Park City Wind, enabling Eversource to integrate a necessary reliability project, resulting in savings to customers. NHPUC reinstated EE Customer Program and approved a $9M rate increase.
			170%
Weightings = Earnings Per Share: 60%; Dividend Growth: 10%; Strategic Growth Initiatives: 30%

Operational Performance Goals
Category	2022 Goal	Eversource Performance	Assessment
Reliability – Average Months Between Interruptions (MBI)	Achieve MBI of within 17.2 to 19.2 months	Exceeded: MBI = 19.5 months. At the top level of the performance goal’s range and in the top decile of the industry peer group.	175%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 63 to 76 minutes	Achieved: SAIDI = 65.2 minutes. At the top level of the performance range, and in the top quartile of the industry group as measured by recognized industry standards.	170%
Safety Rate (Days Away Restricted Time (DART))	1.0 – 1.4 DART	Achieved: 1.0 DART – At the lower (good) end of the performance goal range; outperformed industry; despite these strong numeric results, the performance assessment was reduced in recognition of the death of an employee who ultimately succumbed to injuries incurred on the job.	50%
Gas Service Response	95% - 97% on time	Achieved: 97.8%; Performance above industry average, meeting or exceeding all regulatory requirements, and above the level of the performance goal range.	175%
Diverse Leadership	40% - 45% diverse hires or promotions of leadership level	Exceeded: 45.1% - 200 out of 443 of Eversource’s promotions and hires were women and/or people of color and 61.6% of external hires were women and/or people of color.	175%
Sustainability Ranking	85th percentile – 97th percentile vs. US peer companies	Achieved: At 89.5th percentile, Eversource’s performance was first quartile; received numerous recognitions and awards acknowledging Eversource’s sustainability excellence again in 2022.	125%
Enhance the Customer Experience	Continued enhancement and efficient execution of Emergency Response Plan, OMNI Customer Information System and new SCADA system and new OMS and analytics program	Achieved: Successful go-live transition of EGMA’s Customer Information System (CIS) and new SCADA system with no system interruptions, while delivering excellent employee and customer experience. Next phase of the OMNI CIS implementation impacting other MA operations has been launched. Advanced Metering Infrastructure plan approved by the MA DPU. Outage Management System and Analytics Platform went live in 2022 along with a Storm Restoration Dashboard for storm events, incorporating input from town and state stakeholders, all of which enhance Eversource’s Emergency Response capability and communication with customers. Additional technologies were implemented to reduce cyber threats. Modified the View and Report Outage function and enhanced tools that increase customer password security standards.	125%
Clean Energy Execution	Successfully advance and execute clean energy initiatives	Achieved: Successfully advanced several additional clean energy initiatives, including the offshore wind ventures, completion of a critical duct bank installation on Long Island and receipt of key permits for all three projects. Advanced the electric vehicle infrastructure program development in CT and site installations in MA, advancing clean energy leadership in New England. Completed Provincetown Battery Energy Storage system; Geothermal Pilot Program launched in the city of Framingham, MA, as well as demonstrating industry leadership in the MA DPU Future of Gas Proceeding. Phase I of the new MA solar program was filed with the MA DPU, while the MA DPU issued a favorable order on the next Grid Mod phase. Once again, Eversource received the ENERGY STARTM Partner of the Year Sustained Excellence Award from the Environmental Protection Agency and U.S. Department of Energy. Advanced clean energy leadership by announcing a commitment to developing “Science Based Targets” for cross-sector emission reductions.	150%
Weightings = Reliability: 25%; Restoration: 25%; Safety, Gas Response, Diversity, Sustainability and Key Initiatives: 50%

Performance Goals Assessment
Financial Performance at 169% (weighted 70%)	118%
Operational Performance at 154% (weighted 30%)	46%
Overall Performance	164%

Additional Factors

The following important financial, strategic, environmental and customer-focused results were also considered by the Committee in assessing overall financial and operational performance:
•Newsweek magazine ranked Eversource as the #1 energy company in its 2023 list of the Most Responsible Companies. This listing determines the most responsible companies of 2022 based on their corporate social sustainability performance and reputation.
•Eversource was again ranked in the top 100 of America’s Most Just Companies for 2022 by Forbes/JUST Capital in partnership with CNBC. The listing recognizes corporate social responsibility and commitment to local communities and celebrates public companies for their positive impact and leadership on priorities such as ethical leadership, environmental impact, customer treatment, shareholder return, fair pay and benefits, and equal opportunity.
•Eversource was recognized again by the U.S. Department of Labor as a HIRE Vets Medallion Award recipient for its commitment to recruiting, employing, and retaining veterans.
•As You Sow named Eversource a Top 10 Company on both their Racial Justice and DE&I scorecards.
•Eversource was again selected to be included in the Bloomberg Gender-Equality Index, which recognizes companies that have shown their commitment to advancing women’s equality in the workplace and transparency in gender reporting.
•Eversource was recognized as one of America’s “best employers for diversity” by Forbes magazine, which surveyed over 50,000 U.S. employees regarding age, gender, ethnicity, LGBTQA and diversity in their current workplace.
•Eversource was recognized as a finalist for the Healthiest Employer Program for our commitment to workplace wellness and exceptional health benefits.
•Eversource was again selected as a “most honored” company by Institutional Investor magazine for industry leading ESG, investor relations and multiple other categories as voted by institutional investors.
•Eversource was on Barron’s 2022 Most Sustainable Companies list. Barron’s based its list on performance indicators that address environmental, social and governance matters.
•Eversource’s 2022 charitable giving totaled $15.8 million, including major event lead sponsorships for the Eversource Walk for Children’s Hospital of Boston, Eversource Walk and 5K Run for Easterseals New Hampshire, Mass General Cancer Center/Eversource Every Day Amazing Race, Eversource Hartford Marathon, Travelers Championship, and Special Olympics in Connecticut and New Hampshire.

Individual Executives' Performance Factors Considered by the Committee

It is the Committee’s philosophy to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, sustainability, strategic and diversity goals and objectives. The Committee also reviews and assesses individual executive performance. The Committee based the annual incentive payments on team performance and the Committee’s assessment of each executive’s individual performance in supporting the performance goals, additional achievements, and overall results of Eversource. With respect to Eversource’s Chief Executive Officer, the Committee and the independent Trustees assessed performance. Based on the recommendations of the Chief Executive Officer as to executives other than himself, the Committee assessed the performance of the active Named Executive Officers and Eversource to be excellent in totality and approved annual incentive program payments for the active Named Executive Officers noted in the Summary Compensation Table at levels that ranged from 149 percent to 185 percent of target. These payments reflected the individual and team contributions of those Named Executive Officers in achieving the goals and the additional accomplishments and Eversource’s overall performance.

In determining Mr. Nolan’s annual incentive payment of $2,688,000, which was 166 percent of target, and which reflect his and Eversource’s excellent 2022 performance, the Committee and the Board considered the totality of Eversource’s success in accomplishing the goals set by the Committee and Mr. Nolan’s performance in leading Eversource to another very successful year financially, operationally, in Eversource’s continuing successful efforts in all areas of ESG, and in overcoming several challenges resulting from substantial storm expenses and interest rate hikes along with the impacts of inflation and supply chain issues.

2022 and 2021 Annual Incentive Program Awards
Named Executive Officer	2022 Award	2021 Award
Werner J. Schweiger	$1,050,000	$1,000,000
John M. Moreira (1)	900,000	—
Gregory B. Butler	720,000	700,000
Christine M. Carmody	720,000	650,000
James W. Hunt, III (1)	500,000	—
Joseph R. Nolan, Jr.	2,688,000	2,250,000
Philip J. Lembo (2)	—	1,050,000
(1)    Messrs. Moreira and Hunt were not Named Executive Officers in 2021.
(2)    Mr. Lembo retired during 2022 and was not eligible to receive an Annual Incentive Award for 2022.

Long-Term Incentive Program

Eversource’s long-term incentive program is intended primarily to focus on Eversource’s longer-term strategic goals and to also help retain its executives. A new three-year program commences every year. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource’s believes these compensation elements create a focus on continued company and share price growth to further align the interests of the executives with the interests of shareholders.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning executive compensation with performance. Performance Shares are granted as a target number of Eversource Energy common shares. The number of Performance Shares is determined by dividing the target grant value in dollars by the average daily closing price of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the performance period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares are deemed to be invested in additional Performance Shares, which remain at risk and are not distributed until actual performance for the period is determined and vesting takes place.

Performance Shares under the 2022 – 2024, 2021 – 2023 and 2020 – 2022 Programs

For the 2022 – 2024 Program, the Committee determined it would continue to measure performance using: (i) average diluted earnings per share growth (EPSG); and (ii) relative total shareholder return (TSR) measured against the performance of companies that comprise the EEI Index. As in previous years, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. The Committee considers it a best practice to use a combination of relative and absolute metrics, with absolute EPS growth serving as a key input to shareholder value and relative TSR serving as the output.

For the 2021 – 2023 Program, the Committee also increased the percentage of total long-term incentive opportunity that is provided in Performance Shares to 75 percent and decreased the percentage of total long-term incentive opportunity that is provided in RSUs to 25 percent.

The number of Performance Shares awarded at the end of the three-year period ranges from zero percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrices below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and are measured in dollars. The target number of shares under the 2022 – 2024 Program for Eversource’s Named Executive Officers ranged from 105 percent to 368 percent of base salary. Vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance as set forth in the charts that follow. In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource’s share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent members of Eversource’s Board determined the Performance Share grants for Eversource’s Chief Executive Officer and the Executive Chairman. Based on input from Eversource’s Chief Executive Officer, the Committee determined the Performance Share grants for each of the other executive officers, including the other Named Executive Officers. For all three programs, the Committee used the same performance measures of EPSG and TSR.

The performance matrices set forth below describe how the Performance Share payout was determined under the 2020 – 2022 Program and how the Performance Share payout will be determined under the 2021 – 2023 Program and the 2022 – 2024 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target.

2020 — 2022 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9.5%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8.5%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7.5%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6.5%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5.5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4.5%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3.5%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2.5%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1.5%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0.5%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
0.0%	—	—	—	10%	20%	30%	40%	50%	70%	70%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

2021 — 2023 and 2022 — 2024 Long-Term Incentive Program Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
10.0%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
9.0%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
8.0%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
7.0%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
6.0%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
5.0%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
4.0%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
3.0%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
2.0%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
1.0%	—	—	20%	30%	50%	60%	80%	80%	100%	110%
0.0%	—	—	—	10%	20%	30%	40%	50%	60%	70%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	2022 — 2024 Performance Share Grant
Werner J. Schweiger	15,089
John M. Moreira	2,911
Gregory B. Butler	10,739
Christine M. Carmody	8,672
James W. Hunt, III	5,663
Joseph R. Nolan, Jr.	54,871
Philp J. Lembo	14,111

Results of the 2020 – 2022 Performance Share Program

The 2020 – 2022 Program was completed on December 31, 2022. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.8 percent and a three-year total shareholder return at the 45th percentile, which, when interpolated in accordance with the criteria established by the Committee, resulted in vesting performance share units at 108 percent of target. 2020, 2021 and 2022 non-GAAP earnings per share, as described in Exhibit A to this Item 11, were the basis for performance level assessment determined by the Committee at its February 2021, 2022 and 2023 meetings. At its February 1, 2023 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2020 – 2022 Long-Term Incentive Program Performance Share Awards
Named Executive Officer	Performance Share Award
Werner J. Schweiger	10,870
John M. Moreira	2,036
Gregory B. Butler	7,739
Christine M. Carmody	6,250
James W. Hunt, III	1,964
Joseph R. Nolan, Jr.	8,965
Philp J. Lembo	10,164

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

The Committee determined RSU grants for each Eversource executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant. In 2022, the percentage used for each Named Executive Officer was based on their position in Eversource and ranged from 45 percent to 123 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each executive officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for the Eversource Chief Executive Officer and the Executive Chairman. Based on input from Eversource’s Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including the other Named Executive Officers.

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

	RSUs Granted
Named Executive Officer	2020	2021 (1)	2022
Werner J. Schweiger	9,235	4,782	5,030
John M. Moreira (2)	—	—	970
Gregory B. Butler	6,575	3,404	3,580
Christine M. Carmody (3)	—	2,749	2,891
James W. Hunt, III (2)	—	—	5,663
Joseph R. Nolan, Jr.	7,616	3,944	18,290
Philip J. Lembo	8,635	4,472	4,704
(1)    Reflects change for 2021 to 75 percent Performance Shares/25 percent RSUs.
(2)    Messrs. Moreira and Hunt were not Named Executive Officers in 2020 and 2021.
(3)    Ms. Carmody was not a Named Executive Officer in 2020.

Clawbacks

If Eversource’s earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, or if any plan participant engages in a willful material violation of our Code of Business Conduct or material corporate policy, or the breach of a material covenant in an employment agreement, as determined by the Board of Trustees, the participant will be required by our 2018 Incentive Plan to reimburse us for incentive compensation awards received by them for that year. Eversource is aware of the new clawback rules and will amend its clawback policy over the next year to be in compliance with the new rules.

No Hedging and No Pledging Policy

Eversource has a long-standing policy prohibiting the purchase of any financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource common shares or other equity securities of Eversource or its subsidiaries by its Trustees and executives, including exchange-traded options to purchase or sell Eversource securities (so-called “puts” and “calls”) or financial instruments that are designed to hedge or offset any decrease in the market value of Eversource securities (including, but not limited to, prepaid variable forward contracts, equity swaps, collars and exchange funds). This policy also prohibits short sales, the holding of any Eversource common shares in a margin account, borrowing shares, selling future securities that establish a position that increases in value as the value of Eversource’s shares decreases, or pledging Eversource common shares. The policy applies to Eversource Trustees and executives but not to non-executives and does not apply to broad-based index funds or similar transactions.

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

Eversource requires that its officers attain these ownership levels within five years after promotion. All officers, including the Named Executive Officers, have either satisfied the share ownership guidelines or are expected to satisfy them within the applicable timeframe. Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the ownership requirements. Unvested performance shares do not count toward satisfying the ownership guidelines. In addition to the share ownership guidelines noted above, all officers must hold the net shares awarded under Eversource’s incentive compensation plan until the share ownership guidelines have been met.

Other Benefits

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintains a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (approximately 50 percent of such compensation for Mr. Butler). The supplemental program was discontinued in 2012 for newly elected officers.

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

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first eight percent of eligible base salary, up to a maximum of $12,200 per year for Messrs. Schweiger, Moreira, Hunt, Nolan and Lembo, and Ms. Carmody. For Mr. Butler, the program provides a match of 100 percent of the first three percent of eligible base salary, up to a maximum of $9,150 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2022, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning benefits, vehicle leasing and access to tickets to sporting events. The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource currently maintains contractual agreements with certain of our Named Executive Officers that provide for potential compensation in the event of certain terminations, including termination following a Change in Control. These agreements were made to attract and retain high quality executives and to ensure executive focus on Eversource’s business during the period leading up to a potential Change in Control, though we have not entered into a Change in Control or employment agreement with any executive since 2010. The agreements are “double-trigger” agreements that provide executives with compensation in the event of a Change in Control followed by termination of employment due to one or more of the events set forth in the agreements, while still providing an incentive to remain employed with Eversource for the transition period that follows.

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

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of the Compensation Committee (subject to further approval by all of the independent members of Eversource’s Board of Trustees of the Chief Executive Officer’s and Executive Chairman’s award) when the Committee also determines base salary, annual incentive opportunities, long-term incentive compensation grants, and annual and long-term performance plan awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P’s principal executive officer (Mr. Schweiger), CL&P’s principal financial officer (Mr. Moreira), the three other most highly compensated executive officers in 2022, Mr. Nolan, who served as Chairman of the Board of CL&P during a portion of 2022, and Mr. Lembo, who served as Executive Vice President and Chief Financial Officer of CL&P during a portion of 2022, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the tables and footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on their behalf for the fiscal year ended December 31, 2022 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (7)	Non-Equity Incentive Plan (8)	Change in Pension Value and Non- Qualified Deferred Earnings (9)	All Other Compen- sation (10)	SEC Total	Adjusted SEC Total (11)
Werner J. Schweiger (1)	2022	$787,693	1,877,101	1,050,000	—	20,589	$3,735,383	$3,735,383
Executive Vice President and Chief Operating Officer of Eversource Energy and Chairman of the Board and Chief Executive Officer of CL&P	2021	770,001	1,748,151	1,000,000	852,718	19,989	4,390,859	3,538,141
	2020	765,885	1,721,496	950,000	2,698,083	20,657	6,156,121	3,458,038
John M. Moreira (2)	2022	543,056	362,099	900,000	419,646	12,200	2,237,001	$1,817,355
Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P
Gregory B. Butler	2022	685,387	1,335,961	720,000	—	12,106	2,753,454	2,753,454
Executive Vice President and General Counsel of Eversource Energy and CL&P	2021	670,002	1,244,544	700,000	2,611,448	11,656	5,237,650	2,626,202
	2020	670,292	1,225,646	700,000	1,637,907	15,839	4,249,684	2,611,777
Christine M. Carmody (3)	2022	553,808	1,078,826	720,000	—	20,583	2,373,217	2,373,217
Executive Vice President-Human Resources and Info Technology of Eversource Energy	2021	541,001	1,005,122	650,000	645,323	19,983	2,861,429	2,216,106
James W. Hunt, III (4)	2022	458,077	854,553	500,000	127,089	22,852	1,962,571	1,835,482
Executive Vice President-Corporate Relations and Sustainability and Secretary of Eversource Energy
Joseph R. Nolan, Jr. (5)	2022	1,273,078	6,825,923	2,688,000	2,143,443	28,690	12,959,134	10,815,691
Chairman of the Board, President and Chief Executive Officer of Eversource Energy; Former Chairman of CL&P	2021	1,004,424	1,441,650	2,250,000	1,705,782	65,222	6,467,078	4,761,296
	2020	630,962	1,419,699	850,000	2,134,658	18,921	5,054,240	2,919,582
Philip J. Lembo (6)	2022	642,497	1,755,438	—	—	26,285	2,424,220	2,424,220
Retired Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2021	720,001	1,634,650	1,050,000	713,766	20,685	4,139,102	3,425,336
	2020	718,846	1,609,650	950,000	1,248,852	21,985	4,549,333	3,300,481
(1)    Mr. Schweiger was elected Chairman of the Board of CL&P on May 27, 2022.

(2)    Mr. Moreira was elected Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy and CL&P on May 4, 2022. He was not a Named Executive Officer in 2020 and 2021.

(3)    Ms. Carmody was not a Named Executive Officer in 2020.

(4)    Mr. Hunt was not a Named Executive Officer in 2020 and 2021.

(5)    Mr. Nolan served as Chairman of the Board and a director of CL&P from May 5, 2021 to May 27, 2022.

(6)    Mr. Lembo transitioned to a non-executive role on May 4, 2022, and retired effective November 30, 2022.

(7)    RSUs were granted to each Named Executive Officer in 2022 as long-term compensation, which vest in equal annual installments over three years. Each of the Named Executive Officers, except for Mr. Lembo, was also granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the performance conditions described in the CD&A are achieved as of December 31, 2024. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Schweiger: $2,100,389; Mr. Moreira: $405,211; Mr. Butler: $1,494,869; Ms. Carmody: $1,207,142; Mr. Hunt: $788,290 and Mr. Nolan: $7,683,043.

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

(8)    Consists of payments to the Named Executive Officers under the 2022 Annual Incentive Program. Mr. Lembo retired during 2022 and was not eligible to receive an Annual Incentive Award for 2022.

(9)    Includes the actuarial increase in the present value from December 31, 2021 to December 31, 2022 of the Named Executive Officers’ accumulated benefits under all of our defined benefit pension programs and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2022, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares.

(10)    Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $12,200 for each of Messrs. Schweiger, Moreira, Hunt, Nolan and Lembo, and Ms. Carmody, and $9,150 for Mr. Butler. For Mr. Nolan, the value shown includes financial planning services valued at $10,000, $4,085, representing the value in 2022 of a company-owned vehicle provided to Mr. Nolan, and $2,405 for home security systems provided in accordance with the company’s security protocols. For Mr. Lembo, the value shown includes financial planning services valued at $10,500, and $3,585, representing the value in 2022 of a company-owned vehicle provided to Mr. Lembo. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

(11)    The amounts in the Adjusted SEC Total column reflect an adjustment to the total compensation reported in the column marked SEC Total. The Adjusted SEC Total subtracts the actuarial change in pension value disclosed in the column titled “Change in Pension Value and Non-Qualified Deferred Earnings” as further described in footnote 6 above in order to reflect compensation earned during the year by the executive without consideration of pension benefit impacts. The amounts in this column differ substantially from, and are not a substitute for, the amounts noted in the SEC Total.

GRANTS OF PLAN-BASED AWARDS DURING 2022

The Grants of Plan-Based Awards Table below provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2022. The table also discloses the underlying equity awards and the grant date for equity-based awards. Eversource has not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
Werner J. Schweiger
Annual Incentive (4)	2/2/2022	$317,000	$634,000	$1,268,000	$—	$—	$—	$—	$—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	15,089	30,178	5,030	1,877,101
John M. Moreira
Annual Incentive (4)	2/2/2022	250,000	500,000	1,000,000	—	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	2,911	5,822	970	362,099
Gregory B. Butler
Annual Incentive (4)	2/2/2022	241,500	483,000	966,000	—	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	10,739	21,478	3,580	1,335,961
Christine M. Carmody
Annual Incentive (4)	2/2/2022	195,000	390,000	780,000	—	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	8,672	17,344	2,891	1,078,826
James W. Hunt, III
Annual Incentive (4)	2/2/2022	140,500	281,000	562,000	—	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	5,663	1,888	3,580	854,553
Joseph R. Nolan, Jr.
Annual Incentive (4)	2/2/2022	809,500	1,619,000	3,238,000	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—		54,871	109,742	18,290	6,825,923
Philip J. Lembo
Annual Incentive (4)	2/2/2022	—	—	—	—	—	—	—	—
Long-Term Incentive (5)	2/2/2022	—	—	—	—	14,111	28,222	4,704	1,755,438
(1)    Reflects the number of performance shares granted to each of the Named Executive Officers on February 2, 2022 under the 2022 – 2024 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2024. At the end of the Performance Period, Eversource common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the number of common shares underlying the performance shares that are actually awarded. No dividends are paid unless and until the underlying shares vest. The Annual Incentive Program did not include an equity component.

(2)    Reflects the number of RSUs granted to each of the Named Executive Officers on February 2, 2022 under the 2022 – 2024 Long-Term Incentive Program. RSUs vest in equal installments on February 2, 2023, 2024 and 2025. Eversource common shares are distributed with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on our common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with those common shares actually distributed in respect of the underlying RSUs. No dividends are paid unless and until the underlying shares vest.

(3)    Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 2, 2022 under the 2022 – 2024 Long-Term Incentive Program.

(4)    The threshold payment under the Annual Incentive Program is 50 percent of target. The actual payments in 2022 for performance in 2022 are set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

(5)    Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2022 – 2024 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2022

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2022 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
Werner J. Schweiger	11,833	$992,038	40,530	$3,398,016
John M. Moreira	2,264	189,806	7,762	650,778
Gregory B. Butler	8,423	706,205	28,852	2,418,915
Christine M. Carmody	6,802	570,267	23,300	1,953,481
James. W. Hunt, III	7,314	613,229	10,410	872,749
Joseph R. Nolan, Jr.	24,228	2,031,254	76,832	6,441,623
Philip J. Lembo	10,264	860,506	36,696	3,076,595

(1)    Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)    A total of 28,578 unvested RSUs vested on February 15, 2023 (Mr. Schweiger: 6,723; Mr. Moreira: 1,278; Mr. Butler: 4,786; Ms. Carmody: 3,864; Mr. Hunt: 1,559; and Mr. Nolan: 10,368). A total of 16,993 unvested RSUs will vest on February 15, 2024 (Mr. Schweiger: 3,394; Mr. Moreira: 655; Mr. Butler: 2,415; Ms. Carmody: 1,951; Mr. Hunt: 956; and Mr. Nolan: 7,622). A total of 11,138 unvested RSUs will vest on February 2, 2025 (Mr. Schweiger: 1,716; Mr. Moreira: 331; Mr. Butler: 1,222; Ms. Carmody: 986; Mr. Hunt: 645; and Mr. Nolan: 6,238). For Mr. Lembo, all of the unvested RSUs will vest and will be distributed on June 1, 2023.

(3)    The market value of RSUs is determined by multiplying the number of RSUs by $83.84, the closing price of Eversource Energy common shares on December 30, 2022, the last trading day of the year.

(4)    Reflects the target payout level for performance shares granted under the 2020 – 2022 Program, the 2021 – 2023 Program and the 2022 – 2024 Program.

The performance period for the 2020 – 2022 Program ended on December 31, 2022. Awards under that program are set forth in the CD&A under the “Results of the 2020 – 2022 Performance Share Program.”

The performance share awards for 2021 – 2023 Program and the 2022 – 2024 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under “Performance Shares” in the CD&A and footnote (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2021 – 2023 Program, a total of 66,799 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2023. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Schweiger: 15,102; Mr. Moreira: 2,912; Mr. Butler: 10,752; Ms. Carmody: 8,648; Mr. Hunt: 2,810; Mr. Nolan: 12,454; and Mr. Lembo: 14,121. Under the 2022 – 2024 Program, a total of 113,444 performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2024. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Schweiger: 15,438; Mr. Moreira: 2,978; Mr. Butler: 10,987; Ms. Carmody: 8,873; Mr. Hunt: 5,794; Mr. Nolan: 56,140; and Mr. Lembo: 13,234. No dividends are paid unless and until the underlying shares vest.

(5)    The market value is determined by multiplying the number of performance shares in the adjacent column by $83.84, the closing price of Eversource Energy common shares on December 30, 2022, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2022

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2022. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2022. There were no options exercised as Eversource has not granted options since 2002.

	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting (2)
Name
Werner J. Schweiger	25,673	$2,067,601
John M. Moreira	5,519	444,229
Gregory B. Butler	20,612	1,659,093
Christine M. Carmody	16,650	1,340,151
James W. Hunt, III	4,893	394,069
Joseph R. Nolan, Jr.	19,714	1,588,275
Philip J. Lembo	25,354	2,041,421

(1)    Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestment, as follows:

Name	2019 Program	2020 Program	2021 Program
Werner J. Schweiger	20,779	3,254	1,640
John M. Moreira	4,593	610	316
Gregory B. Butler	17,128	2,318	1,167
Christine M. Carmody	13,836	1,871	942
James W. Hunt, III	3,973	606	314
Joseph R. Nolan, Jr.	15,678	2,684	1,352
Philip J. Lembo	20,779	3,043	1,533

In all cases, the distribution of common shares are reduced by that number of shares valued in an amount sufficient to satisfy payroll tax withholding obligations.

(2)    Values realized on vesting of RSUs granted under the 2019 – 2021, 2020 – 2022 and 2021 – 2023 Programs were based on $82.21 per share, the closing price of Eversource Energy common shares on February 14, 2022. Values realized on vesting of performance shares granted under the 2019 – 2021 Program were based on $79.70 per share, the closing price of Eversource Energy common shares on February 23, 2022.

PENSION BENEFITS IN 2022

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

The values shown in the Pension Benefits Table for Messrs. Nolan, Lembo, Schweiger and Judge and Ms. Carmody were calculated as of December 31, 2022 based on benefit payments in the form of a lump sum. For Mr. Butler, a payment of benefits was assumed in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments on the actual ages or the earliest possible ages for retirement with unreduced benefits for the Named Executive Officers: Mr. Schweiger: age 55, Mr. Butler: age 62, Ms. Carmody: age 62, Mr. Nolan: age 62, and Mr. Lembo: age 62.

In addition, benefits were determined under the qualified pension program using tax code limits in effect on December 31, 2022. For Messrs. Schweiger, Moreira, Hunt, Nolan and Lembo and Ms. Carmody, the values shown reflect actual 2022 salary and annual incentives earned in 2021 but paid in 2022 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2022 salary and annual incentives earned in 2022 but paid in 2023 (per applicable supplemental program rules).

The present value of benefits at retirement age were determined using the discount rate within a range of 5.16 percent to 5.17 percent under ASC 715-30 pension accounting for the 2022 fiscal year end measurement as of December 31, 2022. This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, the 2022 IRS lump sum mortality table was used for Messrs. Schweiger, Moreira, Hunt, Nolan and Lembo and Ms. Carmody. The RP2014 Employee Table Projected Generationally with Scale MP2020 was used for Mr. Butler. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2022 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10‑K.

Pension Benefits
		Number of Years Credited Service (#)	Present Value of Accumulated Benefit	During Last Fiscal Year
Name	Plan Name
Werner J. Schweiger	Retirement Plan (QP)	20.83	$770,967	$—
	Supplemental Plan (Excess)	20.83	3,901,275	—
	Supplemental Plan (SERP)	20.00	8,258,175	—
John M. Moreira	Retirement Plan (QP)	22.67	773,402	—
	Supplemental Plan (PEP)	22.67	1,340,447	—
Gregory B. Butler	Retirement Plan (QP)	26.00	1,436,573	—
	Supplemental Plan (Excess)	26.00	6,296,128	—
	Supplemental Plan (Excess)	26.00	4,260,121	—
Christine M. Carmody	Retirement Plan (QP)	19.25	650,082	—
	Supplemental Plan (Excess)	19.25	1,990,139	—
	Supplemental Plan (SERP)	16.00	3,964,751	—
James W. Hunt, III	Retirement Plan (QP)	10.25	297,491	—
	Supplemental Plan (Excess)	10.25	498,737	—
Joseph R. Nolan, Jr.	Retirement Plan (QP)	37.42	1,110,849	—
	Supplemental Plan (PEP)	37.42	7,730,512	—
	Supplemental Plan (SERP)	20.00	7,111,910	—
Philip J. Lembo	Retirement Plan (QP)	39.08	1,979,805	—
	Supplemental Plan (PEP)	39.08	21,906	—
	Supplemental Plan (SERP)	39.08	8,863,836	—

NONQUALIFIED DEFERRED COMPENSATION IN 2022

The following table reports amounts contributed in 2022, together with aggregate earnings on contributions and withdrawals or distributions on contributions in 2022, under the Eversource deferred compensation program, along with aggregate balances on contributions. See the narrative above in the CD&A under the caption “Other Benefits - Deferred Compensation” for more detail on our non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
Werner J. Schweiger	$—	$—	$(5,041,612)	$—	$21,263,902
John M. Moreira	—	—	—	—	—
Gregory B. Butler	—	—	(2,567)	—	29,310
Christine M. Carmody	—	—	(134,743)	—	1,554,461
James W. Hunt, III	—	—	—	—	—
Joseph R. Nolan, Jr.			(738,565)		7,466,727
Philip J. Lembo	—	—	(350,036)	—	1,736,907
(1)    Includes the total market value of deferred compensation program balances at December 31, 2022, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $83.84, the closing price of Eversource Energy common shares on December 30, 2022, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2022, the last business day of the fiscal year.

Generally, a “change in control” means a change in ownership or control effected through (i) the acquisition of 30 percent or more of the combined voting power of common shares or other voting securities (20 percent for Mr. Butler, excluding certain defined transactions); (ii) the acquisition of more than 50 percent of our common shares, excluding certain defined transactions (for Messrs. Schweiger, Moreira, Hunt and Nolan and Ms. Carmody); (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees; (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions); and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

In the event of a change in control, the Named Executive Officers are generally entitled to receive compensation and benefits following either involuntary termination of employment without “cause” or voluntary termination of employment for “good reason” within the applicable period (generally two years following a change in control). The Compensation Committee believes that termination for good reason is conceptually the same as termination “without cause” and, in the absence of this provision, potential acquirers would have an incentive to constructively terminate executives to avoid paying severance. Termination for “cause” generally means termination due to a felony or certain other convictions; fraud, embezzlement, or theft in the course of employment; intentional, wrongful damage to Eversource property; gross misconduct or gross negligence in the course of employment or gross neglect of duties harmful to Eversource; or a material breach of obligations under the agreement. “Good reason” for termination generally exists after assignment of duties inconsistent with executive’s position, a material reduction in compensation or benefits, a transfer more than 50 miles from the executive’s pre-change in control principal business location (or for Messrs. Schweiger, Moreira, Hunt and Nolan and Ms. Carmody, an involuntary transfer outside the greater Boston metropolitan area), or requiring business travel to a substantially greater extent than required prior to the change in control.

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

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned “Pension Benefits in 2022” for information about the pension program, supplemental program and other benefits, and the section captioned “Nonqualified Deferred Compensation in 2022.”

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$634,000
	Performance Shares (2)	2,112,988	2,112,988	2,112,988	3,398,016
	RSUs (3)	518,576	518,576	518,576	992,038
	Special Retirement Benefit (4)	—	—	—	715,351
	Health and Welfare Benefits (5)	—	—	—	74,867
	Perquisites (6)	—	—	—	16,500
	Separation Payment for Liquidated Damages (8)	—	—	—	5,379,000
	Total	$2,631,564	$2,631,564	$2,631,564	$11,209,772
John M. Moreira	Annual Incentives (1)	$—	$—	$—	$500,000
	Performance Shares (2)	402,897	402,897	402,897	650,777
	RSUs (3)	98,557	98,557	98,557	189,806
	Special Retirement Benefit (4)	—	—	—	—
	Health and Welfare Benefits (5)	—	—	—	—
	Perquisites (6)	—	—	—	—
	Separation Payment for Liquidated Damages (8)	—	—	—	—
	Total	$501,454	$501,454	$501,454	$1,340,583
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$483,000
	Performance Shares (2)	1,504,249	1,504,249	1,504,249	2,418,915
	RSUs (3)	369,187	369,187	369,187	706,204
	Health and Welfare Benefits (5)	—	47,287	—	70,931
	Perquisites (6)	—	11,000	—	16,500
	Separation Payment for Liquidated Damages (8)	—	1,173,000	—	1,173,000
	Separation Payment for Non-Compete Agreement (9)	—	1,173,000	—	2,346,000
	Total	$1,873,436	$4,277,723	$1,873,436	$7,214,550
Christine M. Carmody	Annual Incentives (1)	$—	$—	$—	$390,000
	Performance Shares (2)	1,214,833	1,214,833	1,214,833	1,953,481
	RSUs (3)	298,046	298,046	298,046	570,267
	Health and Welfare Benefits (5)	—	—	—	11,737
	Perquisites (6)	—	—	—	16,500
	Separation Payment for Liquidated Damages (8)	—	—	—	3,608,930
	Total	$1,512,879	$1,512,879	$1,512,879	$6,550,915
James W. Hunt, III	Annual Incentives (1)	$—	$—	$—	$281,000
	Performance Shares (2)	469,531	469,531	469,531	872,749
	RSUs (3)	120,225	120,225	120,225	264,885
	Health and Welfare Benefits (5)	—	—	—	—
	Perquisites (6)	—	—	—	—
	Separation Payment for Liquidated Damages (8)	—	—	—	—
	Total	$589,756	$589,756	$589,756	$1,418,634
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$1,619,000
	Performance Shares (2)	2,943,513	2,943,513	2,943,513	6,441,624
	RSUs (3)	799,681	799,681	799,681	2,031,254
	Special Retirement Benefit (4)	—	—	—	16,580,742
	Health and Welfare Benefits (5)	—	—	—	109,680
	Perquisites (6)	—	—	—	30,000
	Excise Tax and Gross-ups (7)	—	—	—	10,872,687
	Separation Payment for Liquidated Damages (8)	—	—	—	10,635,000
	Total	$3,743,194	$3,743,194	$3,743,194	$48,319,987

(1)    For Termination Following a Change in Control: Represents target 2022 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)    For Voluntary Termination and Involuntary Termination Not For Cause, and Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2020 – 2022 Long-Term Incentive Program, 67 percent of the performance share awards under the 2021 – 2023 Long-Term Incentive Program, and 33 percent of the performance share awards under the 2022 – 2024 Long-Term Incentive Program. The values were calculated by multiplying the number of RSUs by $83.84, the closing price of Eversource common shares on December 30, 2022, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three Programs noted in the previous two sentences.

(3)    For Voluntary Termination and Involuntary Termination Not For Cause, and Termination Upon Death or Disability: Represents values of RSUs granted under our long-term incentive programs that, at year-end 2022, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period. For all, the values were calculated by multiplying the number of RSUs by $83.84, the closing price of Eversource common shares on December 30, 2022, the last trading day of the year. For Termination Following a Change in Control: Represents values of all RSUs granted under our long-term incentive programs that, at year-end 2022, were unvested under applicable vesting schedules, all of which vest in full.

(4)    For Termination Following a Change in Control: Represents actuarial present values at year-end 2022 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Schweiger and Nolan, pension benefits were calculated by adding three years of service. A lump sum of this benefit value is payable to Messrs. Schweiger and Nolan. Pension amounts shown in the table are present values at year-end 2022 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)    The amount noted in the Involuntary Termination, Not for Cause: Represents for Mr. Butler the value of two years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: represents estimated Company cost at year-end 2022 (estimated by our consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Schweiger and Nolan represent the value of three years (two years for Ms. Carmody) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years’ employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

(6)    The amount for Involuntary Termination, Not for Cause: Represents Company cost of reimbursing Mr. Butler for two years of financial planning and tax preparation fees. For Termination Following a Change in Control: Represents Company cost of reimbursing Messrs. Schweiger, Nolan and Butler for three years (two years for Ms. Carmody and Mr. Hunt) of financial planning and tax preparation fees.

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

(8)    For Involuntary Termination, Not for Cause: Represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control: Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Schweiger, and Nolan and Ms. Carmody, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Mr. Butler). Pursuant to Ms. Carmody’s agreement, the lump sum severance payment and payment of the value of three additional years of service under the SERP as provided under the agreement are limited to 2.99 times the sum of her most recent annual base salary and annual bonus during the period prior to the date of termination. These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

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

Payments to Retired Named Executive Officer

Mr. Lembo retired effective November 30, 2022. Mr. Lembo will receive common shares in respect of RSUs granted under the 2020, 2021 and 2022 RSU programs on June 1, 2023, the scheduled distribution date. The estimated aggregate value of these common shares is $850,447, based on a price of $82.86 per common share, the closing price of Eversource’s common shares on November 30, 2022. Mr. Lembo will also receive common shares in respect of performance shares granted under the program that ended on December 31, 2022, on February 21, 2023, the scheduled distribution date. Common shares in respect of performance share awards under the programs ending on December 31, 2023 and December 31, 2024, will be finally determined and distributed in 2024 and 2025, respectively, under the terms of those programs. The estimated aggregate value of the performance shares is $3,040,632, based on a price of $82.86 per common share, the closing price of Eversource’s common shares on November 30, 2022.

DIRECTOR COMPENSATION

The CL&P Board of Directors consists of seven directors: Gregory B. Butler, Penelope M. Conner, Chandler J. Howard, Patrick J. McGrath, John M. Moreira, Ian G. Nicholson and Werner J. Schweiger. Messrs. Howard, McGrath and Nicholson are independent, non-employee directors, who were elected to the CL&P Board of Directors on June 1, 2022, in accordance with the previously noted settlement agreement with PURA, and receive cash compensation of $50,000 per year for service on the CL&P Board as noted below. All other CL&P directors are executive officers of Eversource Energy. None of CL&P’s executive directors who are NEOs receive specific compensation for their service as directors and are compensated for all services provided to Eversource Energy and its subsidiaries, including CL&P. Ms. Conner is not an Eversource Energy NEO, but like all other CL&P directors who are also Eversource executive officers, she receives no specific compensation for her service as a director and is compensated for all services provided to Eversource Energy and its subsidiaries, including CL&P.

The table below sets forth all compensation paid to or accrued by each non-employee Director.

Director	Fees Earned or Paid in Cash ($) (1)	Total ($)
Chandler J. Howard	29,167	29,167
Patrick J. McGrath	29,167	29,167
Ian G. Nicholson	29,167	29,167

(1)    Director compensation for non-employee CL&P directors consists of cash compensation of $50,000 per year, paid quarterly. Compensation for 2022 was pro-rated, as all of the non-employee directors were elected to the CL&P Board effective June 1, 2022.

PAY RATIO

Eversource's Chief Executive Officer to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. Eversource identifies a new median employee each year. For 2022, Eversource identified the median employee by reviewing the 2022 total cash compensation of all full-time employees, excluding Eversource’s Chief Executive Officer, who were employed by Eversource and its subsidiaries on December 31, 2022. In Eversource's assessment of median employee compensation, pay was annualized for those employees who commenced work during 2022. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed by Eversource at the end of 2022 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, Eversource calculated the annual total compensation for such employee using the same methodology used for its Named Executive Officers as set forth in the 2022 Summary Compensation Table.

Mr. Nolan had 2022 total compensation of $12,959,134. Eversource’s median employee’s annual total compensation for 2022 was $136,254. Eversource’s 2022 Chief Executive Officer to median employee pay ratio is 95 to 1.

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

Adjusted Earnings (non-GAAP) is defined as Net Income Attributable to Common Shareholders, excluding the following adjustments: (1) the Columbia Gas acquisition and related transition costs in 2022, 2021 and 2020; (2) charges in 2021 and 2022 related to the acquisition and transition of New England Service Company and Torrington Water Company; (3) charges in 2022 related to the strategic review of our offshore wind investments; and (4) charges in 2021 at The Connecticut Light and Power Company (CL&P) related to a settlement agreement that included credits to customers, funding of various customer assistance initiatives, and a storm performance penalty imposed on CL&P by the Connecticut Public Utilities Regulatory Authority. We believe the impacts of the CL&P settlement agreement and the storm performance penalty imposed on CL&P by PURA, the Columbia Gas acquisition and transition costs, and charges related to the water companies’ acquisition and transition, and the offshore wind strategic review costs are not indicative of our ongoing costs and performance.

With respect to the 2022 EPS performance goal, the Compensation Committee discussed this goal at length at both its December 2022 and February 2023 meetings. The Committee first noted 2022 adjusted earnings to be $4.09 per share, a 6% growth over 2021, substantially above the projected average industry growth of 4.9%. Following those discussions, the Compensation Committee determined that it would assess the earnings per share goal based on Adjusted Earnings. The Compensation Committee considered the fact that the costs of the Columbia Gas asset acquisition and integrations, water companies’ acquisition and transition costs, and the offshore wind strategic review costs, which were for 2022 to be the costs excluded in the calculation of Adjusted Earnings, were appropriate to be excluded. The integration of Columbia Gas was the culmination of a timely significant strategic opportunity for the Company and its customers, completed in an accelerated timeframe, under budget, with constructive regulatory outcomes; the acquisition of additional water company assets is helping to further grow the water delivery business; and the strategic review of our offshore wind investment and associated costs will enable the Company to execute the best outcome relating to this substantial investment.

This non-GAAP financial measure should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

Adjusted Earnings and EPS Reconciliation
	For the Years Ended December 31,
	2022		2021		2020
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$1,404.9	$4.05	$1,220.5	$3.54	$1,205.2	$3.55
Adjustments (after-tax) to reconcile to Adjusted Earnings:
CL&P Settlement Agreement Impacting Costs	—	—	86.1	0.25	—	—
Columbia Gas Acquisition Transition Costs, Water Company acquisition costs and Strategic Review Costs	15.0	0.04	23.6	0.07	32.1	0.09
Adjusted Earnings (Non-GAAP)	$1,419.9	$4.09	$1,330.2	$3.86	$1,237.3	$3.64

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2023.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 15, 2023, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
Werner J. Schweiger, Chairman and Chief Executive Officer, and a director of CL&P	228,152	(4)	*
John M. Moreira, Executive Vice President, Chief Financial Officer and Treasurer, and a director of CL&P	21,993		*
Gregory B. Butler, Executive Vice President and General Counsel, and a director of CL&P	91,034		*
Christine M. Carmody, Executive Vice President-Human Resources and Information Technology of Eversource Energy	52,765		*
James W. Hunt, III, Executive Vice President-Corporate Relations and Sustainability and Secretary of Eversource Energy	22,410		*
Joseph R. Nolan, Jr., Chairman of the Board, President and Chief Executive Officer of Eversource Energy	163,205		*
Philip J. Lembo, Former Executive Vice President and Chief Financial Officer of CL&P	87,044	(5)	*
Penelope M. Conner, Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy, and a director of CL&P	22,111		*
Chandler J. Howard, a director of CL&P	—		*
Patrick J. McGrath, a director of CL&P	1		*
Ian G. Nicholson, a director of CL&P	—		*
All directors and executive officers as a group (13 persons)	719,799	(6)	*

*    Less than 1 percent of Eversource Energy common shares outstanding.

1.    The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.    Includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Schweiger: 103,738 shares; Mr. Moreira: 7,868 shares; Mr. Butler: 12,721 shares; Ms. Carmody: 10,270 shares; Mr. Hunt: 8,999 shares; Mr. Nolan: 112,314 shares; Mr. Lembo: 10,347 shares; and Ms. Conner: 17,731 shares.

3.    Includes shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power as follows: Mr. Schweiger: 570 shares; Mr. Moreira: 5,344 shares; Mr. Butler: 7,115 shares; Ms. Carmody: 5,600 shares; Mr. Hunt: 1,633 shares; Mr. Nolan: 21,512 shares; Mr. Lembo: 421 shares; and Ms. Conner: 432 shares.

4.    Includes 1,346 shares held in a trust of which Mr. Schweiger is the trustee and beneficiary; 437 shares in a trust of which Mr. Schweiger’s spouse is the trustee and beneficiary; 1,352 shares held by Mr. Schweiger’s spouse in a custodial account for grandchild #1; and 500 shares held by Mr. Schweiger’s spouse in a custodial account for grandchild #2.

5.    Includes 590 shares held by Mr. Lembo in a custodial account for his grandchild.

6.    Includes 302,133 unissued shares (see Note 2) and 42,793 shares held as units in the 401(k) Plan (see Note 3).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2022, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,177,024	$—	903,183
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,177,024	$—	903,183

(1)    Includes 629,734 common shares for distribution in respect of restricted share units, and 547,290 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(2)    The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)    Securities set forth in this table are authorized for issuance under compensation plans that have been approved by shareholders of Eversource Energy.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2023.

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

Each of Mr. Butler, Ms. Conner, and Messrs. Moreira and Schweiger is a director of CL&P and an employee of Eversource Service. Messrs. Howard, McGrath and Nicholson are non-employee directors of CL&P. The Board of Directors elected the three independent directors in 2022 in accordance with the previously noted PURA settlement agreement. CL&P defines independent director as one who does not have any material relationship with the Company, which it determines using the same guidelines as are used by the Eversource Energy Board of Trustees in determining Board members independence. These guidelines are available on the Eversource Energy website at www.eversource.com/content/general/about/investors/corporate-governance/board-independence-guidelines.

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2023.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2022 and 2021 totaled $7,029,422 and $6,013,205, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2022	2021
Audit Fees (1)	$5,323,600	$4,883,791
Audit Related Fees (2)	1,542,000	918,500
Tax Fees (3)	—	20,000
All Other Fees (4)	163,822	190,914
TOTAL	$7,029,422	$6,013,205

(1) Audit fees in 2022 and 2021 consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries in the Annual Report on Form 10-K, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, system conversion quality assurance, out of pocket expenses, and audits of internal controls over financial reporting as of December 31, 2022 and 2021. Audit fees in 2021 also included the audits of pension plan financial statements in connection with the acquisition of CMA.

(2) Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2022 and 2021. Audit Related Fees for the year ended 2022 also included Eversource’s ATM equity offering program.

(3) The tax service fees for the period ended December 31, 2021 were incurred for procedures performed in the ordinary course of business in support of certain federal rules in 2021. There were no tax fees rendered and no tax fees billed for the year ended December 31, 2022.

(4) All Other Fees for the period ended December 31, 2022 related to a system pre-implementation control review, an executive training program and an annual license for access to an accounting standards research tool. All Other Fees for the period ended December 31, 2021 included an advisory benchmarking project related to operations at a newly acquired business as well as an annual license for access to an accounting standards research tool.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2022, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2022 and 2021	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2022, 2021 and 2020	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2022, 2021 and 2020	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
(Thousands of Dollars)

	2022	2021
ASSETS
Current Assets:
Cash	$971	$175
Accounts Receivable from Subsidiaries	53,338	43,403
Notes Receivable from Subsidiaries	1,074,800	1,245,900
Prepayments and Other Current Assets	23,597	11,974
Total Current Assets	1,152,706	1,301,452

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	18,379,840	16,108,190
Notes Receivable from Subsidiaries	1,896,500	1,001,000
Accumulated Deferred Income Taxes	—	17,409
Goodwill	3,852,524	3,852,524
Other Long-Term Assets	108,867	101,710
Total Deferred Debits and Other Assets	24,237,731	21,080,833

Total Assets	$25,390,437	$22,382,285

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,442,200	$1,342,950
Long-Term Debt - Current Portion	1,207,047	767,681
Accounts Payable to Subsidiaries	33,530	37,609
Other Current Liabilities	112,807	87,745
Total Current Liabilities	2,795,584	2,235,985

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	8,498	—
Other Long-Term Liabilities	140,393	150,616
Total Deferred Credits and Other Liabilities	148,891	150,616

Long-Term Debt	6,972,804	5,395,840

Common Shareholders' Equity:
Common Shares	1,799,920	1,789,092
Capital Surplus, Paid in	8,401,731	8,098,514
Retained Earnings	5,527,153	5,005,391
Accumulated Other Comprehensive Loss	(39,421)	(42,275)
Treasury Stock	(216,225)	(250,878)
Common Shareholders' Equity	15,473,158	14,599,844

Total Liabilities and Capitalization	$25,390,437	$22,382,285

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Thousands of Dollars, Except Share Information)

	2022	2021	2020

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	26,708	43,048	28,645
Operating Loss	(26,708)	(43,048)	(28,645)
Interest Expense	237,773	163,613	160,887

Other Income, Net:
Equity in Earnings of Subsidiaries	1,565,474	1,345,199	1,309,630
Other, Net	79,383	47,802	38,546
Other Income, Net	1,644,857	1,393,001	1,348,176
Income Before Income Tax Benefit	1,380,376	1,186,340	1,158,644
Income Tax Benefit	(24,499)	(34,187)	(46,523)
Net Income	$1,404,875	$1,220,527	$1,205,167

Basic Earnings per Common Share	$4.05	$3.55	$3.56

Diluted Earnings per Common Share	$4.05	$3.54	$3.55

Weighted Average Common Shares Outstanding:
Basic	346,783,444	343,972,926	338,836,147
Diluted	347,246,768	344,631,056	339,847,062

STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of Dollars)	2022	2021	2020

Net Income	$1,404,875	$1,220,527	$1,205,167
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	20	972	1,596
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1,636)	(671)	342
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	4,470	33,835	(13,290)
Other Comprehensive Income/(Loss), Net of Tax	2,854	34,136	(11,352)
Comprehensive Income	$1,407,729	$1,254,663	$1,193,815

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020
(Thousands of Dollars)

	2022	2021	2020
Operating Activities:
Net Income	$1,404,875	$1,220,527	$1,205,167
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(1,565,474)	(1,345,199)	(1,309,630)
Cash Dividends Received from Subsidiaries	855,600	1,037,100	485,800
Deferred Income Taxes	25,823	20,293	(4,667)
Other	26,455	36,910	39,940
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(9,935)	(3,758)	(14,575)
Taxes Receivable/Accrued, Net	(21,627)	(19,455)	35,300
Accounts Payable to Subsidiaries	(4,079)	19,185	14,091
Other Current Assets and Liabilities, Net	35,090	8,144	21,284
Net Cash Flows Provided by Operating Activities	746,728	973,747	472,710

Investing Activities:
Capital Contributions to Subsidiaries	(1,499,300)	(1,033,000)	(1,899,340)
Return of Capital from Subsidiaries	12,000	178,800	80,000
Increase in Notes Receivable from Subsidiaries	(724,400)	(140,200)	(264,300)
Other Investing Activities	(1,289)	(3,196)	(367)
Net Cash Flows Used in Investing Activities	(2,212,989)	(997,596)	(2,084,007)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	197,058	—	928,992
Cash Dividends on Common Shares	(860,033)	(805,439)	(744,665)
Issuance of Long-Term Debt	2,800,000	1,000,000	1,550,000
Retirement of Long-Term Debt	(750,000)	(450,000)	—
Increase/(Decrease) in Notes Payable	99,250	288,625	(170,545)
Other Financing Activities	(19,193)	(9,545)	46,480
Net Cash Flows Provided by Financing Activities	1,467,082	23,641	1,610,262
Net Increase/(Decrease) in Cash and Restricted Cash	821	(208)	(1,035)
Cash and Restricted Cash - Beginning of Year	226	434	1,469
Cash and Restricted Cash - End of Year	$1,047	$226	$434

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$215,053	$164,568	$140,694
Income Taxes	$(20,992)	$(51,277)	$(43,158)

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

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2022	$417,406	$61,876	$112,533	$105,518	$486,297
2021	358,851	60,886	110,572	112,903	417,406
2020	224,821	53,461	145,005	64,436	358,851
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2022	$181,319	$15,578	$59,485	$31,062	$225,320
2021	157,447	13,495	57,779	47,402	181,319
2020	97,348	12,882	71,223	24,006	157,447
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2022	$97,005	$21,550	$12,412	$36,009	$94,958
2021	91,583	16,649	20,064	31,291	97,005
2020	75,406	15,293	23,424	22,540	91,583
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2022	$24,331	$9,211	$2,539	$6,845	$29,236
2021	17,157	13,113	3,135	9,074	24,331
2020	10,497	5,164	7,692	6,196	17,157

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

4.1.4    Ninth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2017, relating to $450 million of Senior Notes, Series K, due 2022 and $450 million of Senior Notes, Series L, due 2024 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed October 12, 2017, File No. 001-05324)

4.1.5    Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

4.1.6    Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to $400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed December 18, 2018, File No. 001-05324)

4.1.7    Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $650 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

4.1.8    Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 20, 2020, File No. 001-05324)

4.1.9    Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2021, File No. 001-05324)

4.1.10    Fifteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2021, relating to $350 million aggregate principal amount of Floating Rate Senior Notes, Series T and $300 million aggregate principal amount of Senior Notes, Series U, Due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 13, 2021, File No. 001-05324)

4.1.11    Sixteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of February 1, 2022, relating to $650 million aggregate principal amount of Senior Notes, Series V, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series W, Due 2032 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed February 25, 2022, File No. 001-05324)

4.1.12    Seventeenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of June 1, 2022, relating to $900 million aggregate principal amount of Senior Notes, Series X, Due 2024 and $600 million aggregate principal amount of Senior Notes, Series Y, Due 2027 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed June 27, 2022, File No. 001-05324)

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

4.2.9    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 2017, File No. 000-00404)

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

4.2.16    Supplemental Indenture (2023 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 10, 2023, File No. 000-00404)

4.3    CL&P Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

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

4.1.3    A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.4    A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015, File No. 001-02301)

4.1.5    A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.6    Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K/A filed on October 12, 2017 File No. 001-02301)

4.1.7    Form of 3.25% Debenture due May 15, 2029 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 23, 2019, File No. 001-02301)

4.1.8    Form of 3.95% Debenture due April 1, 2030 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on March 26, 2020, File No. 001-02301)

4.1.9 Form of 3.10% Debenture due June 1, 2051 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on June 2, 2021, File No. 001-02301)

4.1.10 Form of 1.95% Debenture due August 15, 2031 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on August 23, 2021, File No. 001-02301)

4.1.11    Form of 4.55% Debenture due June 1, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on May 17, 2022, File No. 001-02301)

4.1.12    Form of 4.95% Debenture due September 15, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 15, 2022, 2021, File No. 001-02301)

4.2    Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 10.13, 2021 Eversource Form 10-K filed on February 17, 2022)

4.2.1    First Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated October 17, 2022, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4.1, Eversource Form 10-Q filed on November 4, 2022)

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

4.3.3    Seventh Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.3.4    Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

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

4.1.2    Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.3    Twenty-First Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.1.4    Twenty-Second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on July 3, 2019 (File No. 001-06392)

4.1.5    Twenty-Third Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of August 1, 2020 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on August 31, 2020 (File No. 001-06392)

4.1.6 Twenty-Fourth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2021 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 21, 2021 (File No. 001-06392)

4.1.7    Twenty-Fifth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of January 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on January 11, 2023 (File No. 001-06392)

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

(F)    Eversource Energy, The Connecticut Light and Power Company and Public Service Company of New Hampshire

4.1    Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 10.12, 2021 Eversource Form 10-K filed on February 17, 2022)

4.1.1    First Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated October 17, 2022, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Form 10-Q filed on November 4, 2022)
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

+10.6    Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (Exhibit 10.13, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.7    Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (Exhibit 10.14, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.8    Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.9    Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.10    Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 15, 2023	By:	/s/	John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler and John M. Moreira and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman of the Board, President and	February 15, 2023
	Joseph R. Nolan, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 15, 2023
	John M. Moreira	and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/	Cotton M. Cleveland	Trustee	February 15, 2023
Cotton M. Cleveland

/s/	James S. DiStasio	Trustee	February 15, 2023
James S. DiStasio

/s/	Francis A. Doyle	Trustee	February 15, 2023
Francis A. Doyle

	Signature	Title	Date

/s/	Linda Dorcena Forry	Trustee	February 15, 2023
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 15, 2023
Gregory M. Jones

/s/	Loretta D. Keane	Trustee	February 15, 2023
Loretta D. Keane

/s/	John Y. Kim	Trustee	February 15, 2023
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 15, 2023
Kenneth R. Leibler

/s/	David H. Long	Trustee	February 15, 2023
David H. Long

/s/	William C. Van Faasen	Trustee	February 15, 2023
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 15, 2023
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 15, 2023	By:	/s/	John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler and John M. Moreira and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Werner J. Schweiger	Chairman and Chief Executive Officer	February 15, 2023
	Werner J. Schweiger	and a Director

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 15, 2023
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer and Principal Accounting Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 15, 2023
	Gregory B. Butler	and a Director

/s/	Penelope M. Conner	Director	February 15, 2023
Penelope M. Conner

/s/	Chandler J. Howard	Director	February 15, 2023
Chandler J. Howard

/s/	Patrick J. McGrath	Director	February 15, 2023
Patrick J. McGrath

/s/	Ian G. Nicholson	Director	February 15, 2023
Ian G. Nicholson

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 15, 2023	By:	/s/	John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler and John M. Moreira and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 15, 2023
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 15, 2023
Werner J. Schweiger

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 15, 2023
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer and Principal Accounting Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 15, 2023
	Gregory B. Butler	and a Director

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 15, 2023	By:	/s/	John M. Moreira
John M. Moreira
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler and John M. Moreira and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 15, 2023
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 15, 2023
Werner J. Schweiger

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 15, 2023
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer and Principal Accounting Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 15, 2023
	Gregory B. Butler	and a Director