Form 10-Q
period 2023-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2023-05-05
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2023

Eversource Energy Common Shares, $5.00 par value	348,841,840	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2022 Form 10-K	The Eversource Energy and Subsidiaries 2022 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
i

FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity
ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$35,975	$47,597
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $535,114 and $486,297 as of March 31, 2023 and December 31, 2022, respectively)	1,660,076	1,517,138
Unbilled Revenues	216,715	238,968
Materials, Supplies, Natural Gas and REC Inventory	423,343	374,395
Regulatory Assets	1,332,028	1,335,491
Prepayments and Other Current Assets	468,292	382,603
Total Current Assets	4,136,429	4,223,198
Property, Plant and Equipment, Net	36,744,855	36,112,820
Deferred Debits and Other Assets:
Regulatory Assets	4,407,875	4,242,794
Goodwill	4,522,632	4,522,632
Investments in Unconsolidated Affiliates	2,302,880	2,176,080
Prepaid Pension and PBOP	1,097,814	1,045,524
Marketable Securities	332,050	366,508
Other Long-Term Assets	560,632	541,344
Total Deferred Debits and Other Assets	13,223,883	12,894,882
Total Assets	$54,105,167	$53,230,900

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,195,500	$1,442,200
Long-Term Debt – Current Portion	1,615,461	1,320,129
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,821,911	2,113,905
Regulatory Liabilities	650,538	890,786
Other Current Liabilities	1,078,421	989,053
Total Current Liabilities	6,405,041	6,799,283
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,239,443	5,067,902
Regulatory Liabilities	3,974,374	3,930,305
Derivative Liabilities	124,281	143,929
Asset Retirement Obligations	500,695	502,713
Accrued Pension, SERP and PBOP	120,200	135,473
Other Long-Term Liabilities	884,717	888,081
Total Deferred Credits and Other Liabilities	10,843,710	10,668,403
Long-Term Debt	20,562,588	19,723,994
Rate Reduction Bonds	388,887	410,492
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,799,920
Capital Surplus, Paid In	8,412,085	8,401,731
Retained Earnings	5,782,958	5,527,153
Accumulated Other Comprehensive Loss	(36,191)	(39,421)
Treasury Stock	(209,401)	(216,225)
Common Shareholders' Equity	15,749,371	15,473,158
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$54,105,167	$53,230,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2023	2022

Operating Revenues	$3,795,643	$3,471,310

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,903,246	1,389,696
Operations and Maintenance	454,562	472,433
Depreciation	312,955	289,330
Amortization	(76,059)	236,948
Energy Efficiency Programs	222,952	199,484
Taxes Other Than Income Taxes	228,414	220,364
Total Operating Expenses	3,046,070	2,808,255
Operating Income	749,573	663,055
Interest Expense	194,543	153,245
Other Income, Net	88,981	71,561
Income Before Income Tax Expense	644,011	581,371
Income Tax Expense	150,972	136,045
Net Income	493,039	445,326
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$491,159	$443,446

Basic and Diluted Earnings Per Common Share	$1.41	$1.28

Weighted Average Common Shares Outstanding:
Basic	349,217,147	345,156,346
Diluted	349,612,013	345,661,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Net Income	$493,039	$445,326
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,254	(817)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,971	1,516
Other Comprehensive Income, Net of Tax	3,230	704
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$494,389	$444,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Income				493,039			493,039
Dividends on Common Shares - $0.675 Per Share				(235,354)			(235,354)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(13,141)				(13,141)
Issuance of Treasury Shares	364,227		23,495			6,824	30,319
Other Comprehensive Income					3,230		3,230
Balance as of March 31, 2023	348,808,082	$1,799,920	$8,412,085	$5,782,958	$(36,191)	$(209,401)	$15,749,371

	For the Three Months Ended March 31, 2022
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				445,326			445,326
Dividends on Common Shares - $0.6375 Per Share				(219,768)			(219,768)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,538)				(16,538)
Issuance of Treasury Shares	447,076		20,642			8,360	29,002
Other Comprehensive Income					704		704
Balance as of March 31, 2022	344,850,272	$1,789,092	$8,102,618	$5,229,069	$(41,571)	$(242,518)	$14,836,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$493,039	$445,326
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	312,955	289,330
Deferred Income Taxes	149,197	67,557
Uncollectible Expense	22,821	17,135
Pension, SERP and PBOP Income, Net	(24,563)	(40,642)
Pension Contributions	(1,100)	(26,100)
Regulatory Under Recoveries, Net	(158,964)	(107,767)
Customer Credits at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	—	(58,412)
Amortization	(76,059)	236,948
Cost of Removal Expenditures	(70,514)	(61,660)
Other	(54,486)	(21,409)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(225,609)	(291,723)
Taxes Receivable/Accrued, Net	284	56,519
Accounts Payable	(258,476)	(68,909)
Other Current Assets and Liabilities, Net	(39,368)	(64,253)
Net Cash Flows Provided by Operating Activities	69,157	371,940

Investing Activities:
Investments in Property, Plant and Equipment	(977,144)	(764,594)
Proceeds from Sales of Marketable Securities	64,307	90,409
Purchases of Marketable Securities	(56,508)	(76,182)
Investments in Unconsolidated Affiliates	(87,845)	(113,856)
Other Investing Activities	5,640	5,976
Net Cash Flows Used in Investing Activities	(1,051,550)	(858,247)

Financing Activities:
Cash Dividends on Common Shares	(229,405)	(213,890)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
(Decrease)/Increase in Notes Payable	(246,700)	163,350
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,550,000	1,300,000
Retirement of Long-Term Debt	(400,000)	(770,000)
Other Financing Activities	(27,002)	(26,087)
Net Cash Flows Provided by Financing Activities	623,408	429,888
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(358,985)	(56,419)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	521,752	221,008
Cash and Restricted Cash - End of Period	$162,767	$164,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$9,340	$11,312
Receivables, Net (net of allowance for uncollectible accounts of $253,376 and $225,320 as of March 31, 2023 and December 31, 2022, respectively)	633,048	612,052
Accounts Receivable from Affiliated Companies	69,095	46,439
Unbilled Revenues	54,048	59,363
Materials and Supplies	103,987	88,157
Taxes Receivable	26,723	65,785
Regulatory Assets	356,468	314,089
Prepayments and Other Current Assets	93,078	62,524
Total Current Assets	1,345,787	1,259,721
Property, Plant and Equipment, Net	11,630,278	11,467,024
Deferred Debits and Other Assets:
Regulatory Assets	1,639,960	1,593,693
Prepaid Pension	155,856	147,914
Other Long-Term Assets	302,817	290,444
Total Deferred Debits and Other Assets	2,098,633	2,032,051
Total Assets	$15,074,698	$14,758,796

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$318,000	$—
Accounts Payable	622,024	710,500
Accounts Payable to Affiliated Companies	141,792	136,277
Regulatory Liabilities	124,640	336,048
Derivative Liabilities	85,105	81,588
Other Current Liabilities	205,692	163,875
Total Current Liabilities	1,497,253	1,428,288
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,740,504	1,640,034
Regulatory Liabilities	1,277,281	1,263,396
Derivative Liabilities	124,281	143,929
Other Long-Term Liabilities	160,104	166,081
Total Deferred Credits and Other Liabilities	3,302,170	3,213,440
Long-Term Debt	4,310,233	4,216,488
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,260,765	3,260,765
Retained Earnings	2,527,520	2,463,094
Accumulated Other Comprehensive Income	205	169
Common Stockholder's Equity	5,848,842	5,784,380
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,074,698	$14,758,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Revenues	$1,338,905	$1,285,831

Operating Expenses:
Purchased Power and Transmission	850,564	523,463
Operations and Maintenance	160,316	157,061
Depreciation	92,237	87,265
Amortization of Regulatory (Liabilities)/Assets, Net	(122,315)	169,749
Energy Efficiency Programs	32,646	35,397
Taxes Other Than Income Taxes	101,584	90,373
Total Operating Expenses	1,115,032	1,063,308
Operating Income	223,873	222,523
Interest Expense	45,201	40,586
Other Income, Net	14,937	19,564
Income Before Income Tax Expense	193,609	201,501
Income Tax Expense	45,193	48,524
Net Income	$148,416	$152,977
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Net Income	$148,416	$152,977
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)
Changes in Unrealized Gains/(Losses) on Marketable Securities	43	(28)
Other Comprehensive Income/(Loss), Net of Tax	36	(35)
Comprehensive Income	$148,452	$152,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	$60,352	$3,260,765	$2,527,520	$205	$5,848,842

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	$60,352	$3,110,765	$2,306,620	$216	$5,477,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$148,416	$152,977
Adjustments to Reconcile Net Income to Net Cash Flows (Used In)/Provided by Operating Activities:
Depreciation	92,237	87,265
Deferred Income Taxes	94,267	19,627
Uncollectible Expense	3,876	3,776
Pension, SERP, and PBOP Income, Net	(4,461)	(7,330)
Regulatory Under Recoveries, Net	(110,114)	(162,474)
Customer Credits related to PURA Settlement Agreement and Storm Performance Penalty	—	(58,412)
Amortization of Regulatory (Liabilities)/Assets, Net	(122,315)	169,749
Cost of Removal Expenditures	(13,011)	(16,684)
Other	(13,964)	(9,357)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(76,482)	(125,429)
Taxes Receivable/Accrued, Net	52,261	67,708
Accounts Payable	(110,926)	38,010
Other Current Assets and Liabilities, Net	(13,412)	(24,143)
Net Cash Flows (Used in)/Provided by Operating Activities	(73,628)	135,283

Investing Activities:
Investments in Property, Plant and Equipment	(255,905)	(205,343)
Other Investing Activities	126	346
Net Cash Flows Used in Investing Activities	(255,779)	(204,997)

Financing Activities:
Cash Dividends on Common Stock	(82,600)	(73,100)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	—	100,000
Issuance of Long-Term Debt	500,000	—
Retirement of Long-Term Debt	(400,000)	—
Increase in Notes Payable to Eversource Parent	318,000	—
Other Financing Activities	(6,521)	—
Net Cash Flows Provided by Financing Activities	327,489	25,510
Net Decrease in Cash and Restricted Cash	(1,918)	(44,204)
Cash and Restricted Cash - Beginning of Period	20,327	74,788
Cash and Restricted Cash - End of Period	$18,409	$30,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$618	$738
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $94,556 and $94,958 as of March 31, 2023 and December 31, 2022, respectively)	500,985	453,371
Accounts Receivable from Affiliated Companies	59,062	35,196
Unbilled Revenues	43,091	39,680
Materials, Supplies and REC Inventory	190,301	138,352
Regulatory Assets	559,758	492,759
Prepayments and Other Current Assets	62,149	71,276
Total Current Assets	1,415,964	1,558,378
Property, Plant and Equipment, Net	11,819,012	11,626,968
Deferred Debits and Other Assets:
Regulatory Assets	1,263,534	1,221,619
Prepaid Pension and PBOP	596,214	576,809
Other Long-Term Assets	118,185	111,846
Total Deferred Debits and Other Assets	1,977,933	1,910,274
Total Assets	$15,212,909	$15,095,620

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$147,500	$—
Long-Term Debt – Current Portion	80,000	80,000
Accounts Payable	514,504	559,676
Accounts Payable to Affiliated Companies	164,953	108,907
Obligations to Third Party Suppliers	156,717	142,628
Renewable Portfolio Standards Compliance Obligations	157,580	120,239
Regulatory Liabilities	375,047	373,221
Other Current Liabilities	80,908	83,925
Total Current Liabilities	1,677,209	1,468,596
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,758,232	1,700,875
Regulatory Liabilities	1,557,614	1,548,081
Other Long-Term Liabilities	292,953	289,313
Total Deferred Credits and Other Liabilities	3,608,799	3,538,269
Long-Term Debt	4,346,024	4,345,085
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,810,242	2,778,942
Retained Earnings	2,727,367	2,921,444
Accumulated Other Comprehensive Income	268	284
Common Stockholder's Equity	5,537,877	5,700,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,212,909	$15,095,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Revenues	$956,283	$863,176

Operating Expenses:
Purchased Power and Transmission	360,925	313,748
Operations and Maintenance	166,083	164,862
Depreciation	90,430	89,033
Amortization of Regulatory Assets, Net	22,785	29,345
Energy Efficiency Programs	86,217	80,232
Taxes Other Than Income Taxes	53,510	59,774
Total Operating Expenses	779,950	736,994
Operating Income	176,333	126,182
Interest Expense	44,865	38,222
Other Income, Net	39,873	29,231
Income Before Income Tax Expense	171,341	117,191
Income Tax Expense	37,528	24,452
Net Income	$133,813	$92,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Net Income	$133,813	$92,739
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(33)	(44)
Qualified Cash Flow Hedging Instruments	5	5
Changes in Unrealized Gains/(Losses) on Marketable Securities	12	(8)
Other Comprehensive Loss, Net of Tax	(16)	(47)
Comprehensive Income	$133,797	$92,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	$—	$2,810,242	$2,727,367	$268	$5,537,877

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	$—	$2,253,942	$2,738,925	$454	$4,993,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$133,813	$92,739
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	90,430	89,033
Deferred Income Taxes	44,403	26,857
Uncollectible Expense	4,697	4,662
Pension, SERP and PBOP Income, Net	(9,886)	(13,742)
Pension Contributions	—	(5,000)
Regulatory Under Recoveries, Net	(58,000)	(10,813)
Amortization of Regulatory Assets, Net	22,785	29,345
Cost of Removal Expenditures	(12,893)	(12,852)
Other	(9,921)	(5,531)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(90,684)	2,051
Taxes Receivable/Accrued, Net	11,977	45,299
Accounts Payable	20,249	(55,743)
Other Current Assets and Liabilities, Net	(6,185)	3,559
Net Cash Flows Provided by Operating Activities	140,785	189,864

Investing Activities:
Investments in Property, Plant and Equipment	(318,673)	(234,120)
Other Investing Activities	35	96
Net Cash Flows Used in Investing Activities	(318,638)	(234,024)

Financing Activities:
Cash Dividends on Common Stock	(327,400)	(71,900)
Cash Dividends on Preferred Stock	(490)	(490)
Capital Contributions from Eversource Parent	31,300	—
Increase in Notes Payable to Eversource Parent	—	4,000
Increase in Notes Payable	147,500	112,500
Other Financing Activities	5	15
Net Cash Flows (Used in)/Provided by Financing Activities	(149,085)	44,125
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(326,938)	(35)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	345,293	18,179
Cash and Restricted Cash - End of Period	$18,355	$18,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$88	$136
Receivables, Net (net of allowance for uncollectible accounts of $33,505 and $29,236 as of March 31, 2023 and December 31, 2022, respectively)	167,960	173,337
Accounts Receivable from Affiliated Companies	25,270	8,193
Unbilled Revenues	67,266	72,713
Taxes Receivable	48,173	27,978
Materials, Supplies and REC Inventory	43,492	34,521
Regulatory Assets	140,912	102,240
Special Deposits	19,469	33,140
Prepayments and Other Current Assets	6,869	13,297
Total Current Assets	519,499	465,555
Property, Plant and Equipment, Net	4,147,985	4,060,224
Deferred Debits and Other Assets:
Regulatory Assets	697,568	593,974
Prepaid Pension	70,892	66,384
Other Long-Term Assets	15,183	16,517
Total Deferred Debits and Other Assets	783,643	676,875
Total Assets	$5,451,127	$5,202,654

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$121,100	$173,300
Long-Term Debt – Current Portion	325,000	29,668
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	301,547	291,556
Accounts Payable to Affiliated Companies	51,985	36,231
Regulatory Liabilities	86,569	161,963
Other Current Liabilities	62,784	59,616
Total Current Liabilities	992,195	795,544
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	625,374	562,802
Regulatory Liabilities	390,290	391,628
Other Long-Term Liabilities	37,418	37,087
Total Deferred Credits and Other Liabilities	1,053,082	991,517
Long-Term Debt	1,134,407	1,134,914
Rate Reduction Bonds	388,887	410,492
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,298,134	1,298,134
Retained Earnings	584,422	572,126
Accumulated Other Comprehensive Loss	—	(73)
Common Stockholder's Equity	1,882,556	1,870,187
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$5,451,127	$5,202,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Revenues	$420,155	$339,427

Operating Expenses:
Purchased Power and Transmission	226,685	125,844
Operations and Maintenance	67,796	59,573
Depreciation	34,088	31,253
Amortization of Regulatory (Liabilities)/Assets, Net	(5,317)	26,834
Energy Efficiency Programs	10,226	8,718
Taxes Other Than Income Taxes	22,105	22,785
Total Operating Expenses	355,583	275,007
Operating Income	64,572	64,420
Interest Expense	17,542	13,645
Other Income, Net	5,717	7,509
Income Before Income Tax Expense	52,747	58,284
Income Tax Expense	12,451	12,698
Net Income	$40,296	$45,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Net Income	$40,296	$45,586
Other Comprehensive Income/(Loss), Net of Tax:
Changes in Unrealized Gains/(Losses) on Marketable Securities	73	(48)
Other Comprehensive Income/(Loss), Net of Tax	73	(48)
Comprehensive Income	$40,369	$45,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	$—	$1,298,134	$584,422	$—	$1,882,556

	For the Three Months Ended March 31, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	$—	$1,088,134	$524,142	$(25)	$1,612,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$40,296	$45,586
Adjustments to Reconcile Net Income to Net Cash Flows (Used In)/Provided by Operating Activities:
Depreciation	34,088	31,253
Deferred Income Taxes	62,924	7,480
Uncollectible Expense	5,060	2,496
Pension, SERP and PBOP Income, Net	(2,552)	(3,997)
Regulatory Under Recoveries, Net	(175,865)	(32,186)
Amortization of Regulatory (Liabilities)/Assets, Net	(5,317)	26,834
Cost of Removal Expenditures	(4,508)	(7,131)
Other	1,711	(4,631)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(21,230)	(25,972)
Taxes Receivable/Accrued, Net	(20,195)	8,067
Accounts Payable	10,265	9,389
Other Current Assets and Liabilities, Net	2,462	895
Net Cash Flows (Used In)/Provided by Operating Activities	(72,861)	58,083

Investing Activities:
Investments in Property, Plant and Equipment	(133,890)	(107,916)
Other Investing Activities	216	593
Net Cash Flows Used in Investing Activities	(133,674)	(107,323)

Financing Activities:
Cash Dividends on Common Stock	(28,000)	(26,000)
Issuance of Long-Term Debt	300,000	—
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
(Decrease)/Increase in Notes Payable to Eversource Parent	(52,200)	85,800
Other Financing Activities	(5,460)	(23)
Net Cash Flows Provided by Financing Activities	192,735	38,172
Net Decrease in Cash and Restricted Cash	(13,800)	(11,068)
Cash and Restricted Cash - Beginning of Period	36,812	35,126
Cash and Restricted Cash - End of Period	$23,012	$24,058

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2022 Form 10-K, which was filed with the SEC on February 15, 2023. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2023 and December 31, 2022, and the results of operations, comprehensive income, common shareholders' equity and cash flows for the three months ended March 31, 2023 and 2022. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of March 31, 2023 adequately reflected the collection risk and net realizable value for its receivables.

As of both March 31, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of March 31st is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	22.8	22.8	—	3.9	3.9	—	4.7	4.7	5.1
Uncollectible Costs Deferred (1)	43.7	14.3	58.0	34.3	2.7	37.0	(1.3)	5.4	4.1	1.2
Write-Offs	(9.7)	(26.3)	(36.0)	(7.3)	(7.0)	(14.3)	(0.4)	(10.3)	(10.7)	(2.2)
Recoveries Collected	0.3	3.7	4.0	0.3	1.2	1.5	—	1.5	1.5	0.2
Ending Balance	$318.7	$216.4	$535.1	$216.2	$37.2	$253.4	$42.0	$52.6	$94.6	$33.5

Three Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	17.1	17.1	—	3.8	3.8	—	4.7	4.7	2.5
Uncollectible Costs Deferred (1)	0.9	14.8	15.7	(4.0)	(2.1)	(6.1)	(3.3)	5.4	2.1	1.0
Write-Offs	(2.3)	(22.0)	(24.3)	(1.1)	(0.5)	(1.6)	(0.3)	(10.6)	(10.9)	(1.8)
Recoveries Collected	0.8	5.5	6.3	0.6	2.5	3.1	—	1.9	1.9	0.2
Ending Balance	$225.5	$206.7	$432.2	$140.1	$40.4	$180.5	$39.7	$55.1	$94.8	$26.2

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs and COVID-19. The increase in the allowance for uncollectible hardship accounts in 2023 at Eversource and CL&P primarily relates to increased customer enrollment in disconnection prevention programs in Connecticut.

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2023				March 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$34.8	$9.5	$14.7	$4.2	$54.3	$15.9	$21.0	$6.6
AFUDC Equity	15.5	4.1	9.5	0.7	9.9	2.8	4.9	0.4
Equity in Earnings of Unconsolidated Affiliates	3.8	—	0.1	—	0.4	—	—	—
Investment (Loss)/Income	(1.7)	(0.6)	(0.5)	(0.1)	(0.2)	(0.4)	(0.3)	0.2
Interest Income	23.1	1.9	16.0	0.9	6.7	1.3	3.5	0.3
Other	13.5	—	0.1	—	0.5	—	0.1	—
Total Other Income, Net	$89.0	$14.9	$39.9	$5.7	$71.6	$19.6	$29.2	$7.5
E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance
(Millions of Dollars)	Ownership Interest	As of March 31, 2023	As of December 31, 2022
Offshore Wind Business - North East Offshore	50%	$2,159.2	$1,947.1
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	117.5	118.8
Renewable Energy Investment Fund	90%	—	84.1
Other	various	26.2	26.1
Total Investments in Unconsolidated Affiliates		$2,302.9	$2,176.1

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

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. As part of that review, Eversource is exploring strategic alternatives that could result in a potential sale of all, or part, of its 50 percent interest in its offshore wind partnership with Ørsted. Eversource continues to work with interested parties through this ongoing process and expects to complete this review in the second quarter of 2023. Eversource’s strategic review of its offshore wind investment does not impact the presentation of the March 31, 2023 financial statements.

Equity method investments are assessed for impairment when conditions exist that indicate that the fair value of the investment is less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. Eversource believes that the fair market value of its offshore wind investment is greater than the carrying value based upon management’s expectation for future cash flows arising from the sale of all, or part, of its investment. There are uncertainties in a sale process, and there could be changes in market conditions that would impact Eversource’s ability to sell this investment or the value it would receive for these assets. In the event that the strategic review does not result in the sale of the offshore wind business or that a sale of the offshore wind business is significantly delayed or at a lower than expected value from these changes in market conditions driven by unfavorable developments, such as scheduling or permitting delays, increases in actual costs and cost estimates, changes to tax laws impacting the project’s ability to monetize tax attributes, higher interest rates, and increases in the discount rate, it could result in Eversource having to evaluate whether or not its investment is impaired. Any resulting impairment charge could have a material adverse effect on Eversource’s financial position and results of operations.

Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation were $123.4 million and are included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows. Additional amounts in escrow as of March 31, 2023 resulting from the liquidation were received in the second quarter of 2023. A portion of the proceeds were used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in the first quarter of 2023. The liquidation benefit and charitable contribution are included in Other Income, Net on the statement of income.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022
Eversource	$55.0	$48.6
CL&P	43.1	37.8

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2023	As of March 31, 2022
Eversource	$400.8	$385.6
CL&P	101.9	102.1
NSTAR Electric	117.4	85.8
PSNH	54.6	49.5

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$36.0	$9.3	$0.6	$0.1	$374.6	$11.3	$327.7	$0.1
Restricted cash included in:
Special Deposits	89.0	8.9	17.8	19.5	102.2	8.8	17.5	33.1
Marketable Securities	17.9	0.2	—	0.2	25.4	0.2	0.1	0.4
Other Long-Term Assets	19.9	—	—	3.2	19.6	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$162.8	$18.4	$18.4	$23.0	$521.8	$20.3	$345.3	$36.8

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

Restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley and an additional energy efficiency program established under the terms of the EGMA 2020 settlement agreement. This restricted cash included $20.0 million recorded as short-term in Special Deposits as of both March 31, 2023 and December 31, 2022, and $16.7 million and $15.9 million recorded in Other Long-Term Assets on the balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,658.7	$889.2	$564.9	$204.6	$1,379.1	$799.3	$484.4	$95.4
Regulatory Tracking Mechanisms	1,028.7	228.2	432.4	122.8	1,075.3	216.8	391.5	73.7
Benefit Costs	910.3	155.6	294.4	56.1	921.7	156.7	299.5	56.6
Income Taxes, Net	856.1	492.9	118.1	13.1	853.3	491.1	115.6	16.0
Securitized Stranded Costs	424.9	—	—	424.9	435.7	—	—	435.7
Goodwill-related	276.7	—	237.6	—	281.0	—	241.2	—
Derivative Liabilities	168.8	168.8	—	—	181.8	181.8	—	—
Asset Retirement Obligations	129.2	36.5	68.0	4.5	127.9	35.9	68.2	4.4
Other Regulatory Assets	286.5	25.3	107.9	12.5	322.5	26.2	114.0	14.4
Total Regulatory Assets	5,739.9	1,996.5	1,823.3	838.5	5,578.3	1,907.8	1,714.4	696.2
Less: Current Portion	1,332.0	356.5	559.8	140.9	1,335.5	314.1	492.8	102.2
Total Long-Term Regulatory Assets	$4,407.9	$1,640.0	$1,263.5	$697.6	$4,242.8	$1,593.7	$1,221.6	$594.0

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $223.6 million (including $146.5 million for CL&P, $19.7 million for NSTAR Electric and $1.1 million for PSNH) and $210.8 million (including $135.9 million for CL&P, $19.8 million for NSTAR Electric and $1.0 million for PSNH) of additional regulatory costs as of March 31, 2023 and December 31, 2022, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of both March 31, 2023 and December 31, 2022, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $29.8 million at Eversource, $11.8 million at CL&P, and $2.2 million at NSTAR Electric.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,601.8	$980.0	$933.9	$346.1	$2,619.3	$983.6	$944.3	$348.6
Cost of Removal	705.4	144.2	412.9	20.2	670.6	130.8	405.3	14.7
Regulatory Tracking Mechanisms	653.6	145.0	341.6	73.2	890.8	361.0	336.1	155.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	291.4	38.3	148.5	30.8	270.9	34.5	139.7	28.8
AFUDC - Transmission	103.8	49.8	54.0	—	98.2	48.2	50.0	—
Benefit Costs	49.2	0.6	27.1	—	55.4	0.7	31.4	—
Other Regulatory Liabilities	219.7	44.0	14.6	6.6	215.9	40.6	14.5	6.5
Total Regulatory Liabilities	4,624.9	1,401.9	1,932.6	476.9	4,821.1	1,599.4	1,921.3	553.6
Less: Current Portion	650.5	124.6	375.0	86.6	890.8	336.0	373.2	162.0
Total Long-Term Regulatory Liabilities	$3,974.4	$1,277.3	$1,557.6	$390.3	$3,930.3	$1,263.4	$1,548.1	$391.6

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2023	As of December 31, 2022
(Millions of Dollars)
Distribution - Electric	$18,618.6	$18,326.2
Distribution - Natural Gas	7,562.8	7,443.8
Transmission - Electric	13,884.0	13,709.3
Distribution - Water	2,122.5	2,112.6
Solar	200.8	200.8
Utility	42,388.7	41,792.7
Other (1)	1,791.7	1,738.1
Property, Plant and Equipment, Gross	44,180.4	43,530.8
Less: Accumulated Depreciation
Utility	(9,317.7)	(9,167.4)
Other	(744.7)	(706.1)
Total Accumulated Depreciation	(10,062.4)	(9,873.5)
Property, Plant and Equipment, Net	34,118.0	33,657.3
Construction Work in Progress	2,626.9	2,455.5
Total Property, Plant and Equipment, Net	$36,744.9	$36,112.8

	As of March 31, 2023			As of December 31, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,510.8	$8,516.7	$2,631.4	$7,370.1	$8,410.0	$2,586.4
Transmission - Electric	6,235.2	5,382.8	2,267.6	6,165.1	5,333.8	2,212.0
Solar	—	200.8	—	—	200.8	—
Property, Plant and Equipment, Gross	13,746.0	14,100.3	4,899.0	13,535.2	13,944.6	4,798.4
Less: Accumulated Depreciation	(2,610.4)	(3,429.3)	(940.0)	(2,567.1)	(3,381.2)	(912.3)
Property, Plant and Equipment, Net	11,135.6	10,671.0	3,959.0	10,968.1	10,563.4	3,886.1
Construction Work in Progress	494.7	1,148.0	189.0	498.9	1,063.6	174.1
Total Property, Plant and Equipment, Net	$11,630.3	$11,819.0	$4,148.0	$11,467.0	$11,627.0	$4,060.2

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2023			As of December 31, 2022
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$17.0	$(0.5)	$16.5	$16.3	$(0.5)	$15.8
Long-Term Derivative Assets	Level 3	24.9	(0.8)	24.1	28.8	(0.9)	27.9
Current Derivative Liabilities	Level 3	(85.1)	—	(85.1)	(81.6)	—	(81.6)
Long-Term Derivative Liabilities	Level 3	(124.3)	—	(124.3)	(143.9)	—	(143.9)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2023 and December 31, 2022 were 674 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

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

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of March 31, 2023						As of December 31, 2022
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.44	—	$0.50	$0.47	per kW-Month	2023 - 2024	$0.44	—	$0.50	$0.47	per kW-Month	2023 - 2024

Exit price premiums of 2.3 percent through 6.6 percent, or a weighted average of 5.5 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
Derivatives, Net:
Fair Value as of Beginning of Period	$(181.8)	$(249.2)
Net Realized/Unrealized (Losses)/Gains Included in Regulatory Assets	(1.9)	6.2
Settlements	14.9	13.6
Fair Value as of End of Period	$(168.8)	$(229.4)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of March 31, 2023 and December 31, 2022 was $19.6 million and $20.0 million, respectively.  For the three months ended March 31, 2023 and 2022, there were unrealized gains of $0.8 million and unrealized losses of $4.4 million, respectively, recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $170.9 million and $170.1 million as of March 31, 2023 and December 31, 2022, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of March 31, 2023				As of December 31, 2022
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$196.5	$0.2	$(14.8)	$181.9	$201.6	$0.1	$(16.2)	$185.5

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There were $1.2 million of unrealized losses recorded on securities intended to be sold for the three months ended March 31, 2023 that were included in Other Income, Net. There have been no credit losses for the three months ended March 31, 2023 and 2022, and no allowance for credit losses as of March 31, 2023. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $161.2 million and $163.2 million as of March 31, 2023 and December 31, 2022, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of March 31, 2023 and December 31, 2022 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

As of March 31, 2023, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$39.8	$38.9
One to five years	42.5	41.1
Six to ten years	35.6	32.8
Greater than ten years	78.6	69.1
Total Debt Securities	$196.5	$181.9

(1)    Amounts in the Less than one year category include securities in the CYAPC and YAEC spent nuclear fuel trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets. Amounts also include securities in Eversource’s non-qualified executive benefit trust, which are intended to be sold in 2023.

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2023	As of December 31, 2022
Level 1:
Mutual Funds and Equities	$190.5	$190.1
Money Market Funds	17.9	25.4
Total Level 1	$208.4	$215.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$91.5	$82.3
Corporate Debt Securities	44.2	46.1
Asset-Backed Debt Securities	8.5	8.6
Municipal Bonds	9.2	12.7
Other Fixed Income Securities	10.6	10.4
Total Level 2	$164.0	$160.1
Total Marketable Securities	$372.4	$375.6

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2027, and serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,048.0	$1,442.2	$952.0	$557.8	5.22%	4.63%
NSTAR Electric Commercial Paper Program	147.5	—	502.5	650.0	4.77%	—%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2023, there were intercompany loans from Eversource parent to CL&P of $318.0 million and to PSNH of $121.1 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of March 31, 2023	As of December 31, 2022
Restricted Cash - Current Portion (included in Current Assets)	$18.7	$32.4
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	424.9	435.7
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.8	6.0
Accrued Interest (included in Other Current Liabilities)	2.7	6.9
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	388.9	410.5

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended
	March 31, 2023	March 31, 2022
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	4.1	4.4

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

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.0	$3.0	$2.1	$1.1	$1.8	$0.3	$0.3	$0.2
Interest Cost	63.7	12.6	13.5	6.8	8.5	1.6	2.3	0.9
Expected Return on Plan Assets	(115.9)	(23.4)	(28.4)	(12.3)	(19.1)	(2.4)	(9.2)	(1.4)
Actuarial Loss	12.5	0.8	4.9	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(28.4)	$(7.0)	$(7.8)	$(4.0)	$(14.2)	$(0.2)	$(10.8)	$(0.2)
Intercompany Income Allocations	N/A	$(2.0)	$(1.7)	$(0.5)	N/A	$(0.5)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.7	$4.5	$3.6	$1.8	$2.8	$0.5	$0.5	$0.2
Interest Cost	38.6	7.8	8.1	4.2	5.0	0.9	1.3	0.5
Expected Return on Plan Assets	(131.7)	(26.6)	(32.0)	(14.1)	(22.4)	(2.8)	(10.6)	(1.6)
Actuarial Loss	30.7	4.2	8.5	2.2	—	—	—	—
Prior Service Cost/(Credit)	0.4	—	0.1	—	(5.4)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(44.3)	$(10.1)	$(11.7)	$(5.9)	$(20.0)	$(1.2)	$(13.1)	$(0.8)
Intercompany Income Allocations	N/A	$(3.8)	$(2.9)	$(0.8)	N/A	$(0.9)	$(0.9)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2023		As of December 31, 2022
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	59	$121.2	59	$122.6
CL&P	13	13.6	13	13.9
NSTAR Electric	10	3.4	10	3.4
PSNH	8	6.1	8	6.1

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $111.7 million and $112.6 million as of March 31, 2023 and December 31, 2022, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $5.4 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of March 31, 2023
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore LLC	Construction-related purchase agreements with third-party contractors (1)	$726.2	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	668.6	2025 - 2028
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	409.7	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	126.2	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore LLC (5)	68.9	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	11.0	(7)
Bay State Wind LLC	Real estate purchase	2.5	2023
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	4.3	—
Various	Surety bonds (9)	37.2	2023 - 2024
Eversource Service	Lease payments for real estate	0.4	2024

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

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $838.4 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and October 2028 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $547.1 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from May 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(6)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guaranteed obligations.

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

(8)    On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. In January 2022, EI issued two letters of credit on behalf of South Fork Wind, LLC related to future decommissioning obligations of certain onshore transmission assets totaling $4.3 million.

(9)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Second Quarter 2023 Guarantees: In the second quarter of 2023, Eversource parent issued an additional guaranty on behalf of Sunrise Wind LLC totaling $86.1 million, whereby Eversource parent will guarantee Sunrise Wind LLC’s performance of certain construction obligations.

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. The DOE Phase V trial is now expected to begin in the fourth quarter of 2023.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2023 and December 31, 2022.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$137.1	$116.2	$100.8	$43.0	$36.3	$—	$—
Long-Term Debt	22,178.0	20,650.5	4,310.2	4,096.9	4,426.0	4,217.4	1,459.4	1,331.7
Rate Reduction Bonds	432.1	417.3	—	—	—	—	432.1	417.3

As of December 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.7	$116.2	$99.2	$43.0	$37.5	$—	$—
Long-Term Debt	21,044.1	18,891.3	4,216.5	3,828.3	4,425.1	4,091.8	1,164.6	970.5
Rate Reduction Bonds	453.7	424.7	—	—	—	—	453.7	424.7

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(1.2)	$(37.8)	$(39.4)	$(0.4)	$0.4	$(42.3)	$(42.3)

OCI Before Reclassifications	—	—	—	—	—	(0.8)	—	(0.8)
Amounts Reclassified from AOCI	—	1.2	2.0	3.2	—	—	1.5	1.5
Net OCI	—	1.2	2.0	3.2	—	(0.8)	1.5	0.7
Balance as of End of Period	$(0.4)	$—	$(35.8)	$(36.2)	$(0.4)	$(0.4)	$(40.8)	$(41.6)

Defined benefit plan OCI amounts reclassified from AOCI relate to the unamortized actuarial gains and losses and prior service costs on the defined benefit plans that are amortized from AOCI into Other Income, Net over the average future employee service period.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2023 and December 31, 2022	Issued as of
	Par Value		March 31, 2023	December 31, 2022
Eversource	$5	380,000,000	359,984,073	359,984,073
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Treasury Shares: As of March 31, 2023 and December 31, 2022, there were 11,175,991 and 11,540,218 Eversource common shares held as treasury shares, respectively. As of March 31, 2023 and December 31, 2022, there were 348,808,082 and 348,443,855 Eversource common shares outstanding, respectively.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. Eversource also issued treasury shares for its October 2022 water business acquisition. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

On May 3, 2023, shareholders voted to increase the authorized common shares from 380,000,000 shares to 410,000,000 shares.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2023 and 2022. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2023 and December 31, 2022. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three months ended March 31, 2023 and 2022, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net Income Attributable to Common Shareholders	$491.2	$443.4
Weighted Average Common Shares Outstanding:
Basic	349,217,147	345,156,346
Dilutive Effect	394,866	504,787
Diluted	349,612,013	345,661,133
Basic and Diluted EPS	$1.41	$1.28

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,464.0	$576.6	$—	$28.9	$—	$—	$2,069.5
Commercial	788.4	320.0	—	15.5	—	(1.0)	1,122.9
Industrial	89.1	69.6	—	1.1	—	(5.1)	154.7
Total Retail Tariff Sales Revenues	2,341.5	966.2	—	45.5	—	(6.1)	3,347.1
Wholesale Transmission Revenues	—	—	435.0	—	—	(325.3)	109.7
Wholesale Market Sales Revenues	217.3	49.1	—	0.8	—	—	267.2
Other Revenues from Contracts with Customers	18.3	1.5	4.7	2.1	413.8	(412.6)	27.8
Total Revenues from Contracts with Customers	2,577.1	1,016.8	439.7	48.4	413.8	(744.0)	3,751.8
Alternative Revenue Programs	6.0	27.4	18.7	1.7	—	(16.9)	36.9
Other Revenues	5.5	1.0	0.2	0.2	—	—	6.9
Total Operating Revenues	$2,588.6	$1,045.2	$458.6	$50.3	$413.8	$(760.9)	$3,795.6

	For the Three Months Ended March 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,186.2	$556.8	$—	$28.2	$—	$—	$1,771.2
Commercial	661.3	257.6	—	14.6	—	(1.1)	932.4
Industrial	89.6	68.1	—	1.1	—	(4.5)	154.3
Total Retail Tariff Sales Revenues	1,937.1	882.5	—	43.9	—	(5.6)	2,857.9
Wholesale Transmission Revenues	—	—	446.2	—	24.4	(364.7)	105.9
Wholesale Market Sales Revenues	365.5	33.5	—	0.8	—	—	399.8
Other Revenues from Contracts with Customers	17.7	1.0	3.8	1.9	359.1	(353.1)	30.4
Amortization of/(Reserve for) Revenues Subject to Refund (1)	58.4	—	—	(0.4)	—	—	58.0
Total Revenues from Contracts with Customers	2,378.7	917.0	450.0	46.2	383.5	(723.4)	3,452.0
Alternative Revenue Programs	4.8	10.2	(15.0)	2.2	—	13.6	15.8
Other Revenues	2.8	0.4	0.2	0.1	—	—	3.5
Total Operating Revenues	$2,386.3	$927.6	$435.2	$48.5	$383.5	$(709.8)	$3,471.3

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$762.2	$467.8	$234.0	$599.1	$404.6	$182.5
Commercial	295.3	384.3	108.6	242.2	331.3	88.4
Industrial	33.9	32.6	22.6	33.5	34.1	22.0
Total Retail Tariff Sales Revenues	1,091.4	884.7	365.2	874.8	770.0	292.9
Wholesale Transmission Revenues	195.8	167.8	71.4	209.1	165.2	71.9
Wholesale Market Sales Revenues	154.6	41.1	21.6	279.9	57.9	27.7
Other Revenues from Contracts with Customers	9.3	10.8	2.9	7.9	11.6	2.6
Amortization of Revenues Subject to Refund (1)	0.7	—	—	58.4	—	—
Total Revenues from Contracts with Customers	1,451.8	1,104.4	461.1	1,430.1	1,004.7	395.1
Alternative Revenue Programs	24.6	(9.5)	9.6	1.3	(8.2)	(3.3)
Other Revenues	2.2	2.5	1.0	0.1	2.0	0.9
Eliminations	(139.7)	(141.1)	(51.5)	(145.7)	(135.3)	(53.3)
Total Operating Revenues	$1,338.9	$956.3	$420.2	$1,285.8	$863.2	$339.4

(1)    Amortization of/(Reserve for) Revenues Subject to Refund within the Electric Distribution segment in the first quarter of 2022 represents customer credits being distributed to CL&P’s customers on retail electric bills as a result of the October 2021 CL&P settlement agreement and the 2021 civil penalty for non-compliance with storm performance standards. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million was refunded over a one year billing period, which began September 1, 2021.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily include the offshore wind business, a natural gas pipeline owned by Enbridge, Inc., and a renewable energy investment fund that was liquidated in the first quarter of 2023.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,588.6	$1,045.2	$458.6	$50.3	$413.8	$(760.9)	$3,795.6
Depreciation and Amortization	(22.0)	(77.0)	(89.9)	(13.3)	(36.8)	2.1	(236.9)
Other Operating Expenses	(2,342.3)	(730.4)	(128.2)	(27.9)	(339.6)	759.3	(2,809.1)
Operating Income	$224.3	$237.8	$240.5	$9.1	$37.4	$0.5	$749.6
Interest Expense	$(69.3)	$(21.2)	$(41.5)	$(9.4)	$(85.1)	$32.0	$(194.5)
Other Income, Net	54.3	9.0	9.4	1.1	565.8	(550.6)	89.0
Net Income Attributable to Common Shareholders	165.5	170.3	155.1	1.5	516.9	(518.1)	491.2
Cash Flows Used for Investments in Plant	371.9	165.5	336.6	37.9	65.2	—	977.1

	For the Three Months Ended March 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,386.3	$927.6	$435.2	$48.5	$383.5	$(709.8)	$3,471.3
Depreciation and Amortization	(351.6)	(51.9)	(81.9)	(12.3)	(30.2)	1.6	(526.3)
Other Operating Expenses	(1,845.6)	(657.3)	(129.3)	(27.1)	(331.4)	708.8	(2,281.9)
Operating Income	$189.1	$218.4	$224.0	$9.1	$21.9	$0.6	$663.1
Interest Expense	$(59.4)	$(15.8)	$(33.2)	$(8.2)	$(46.8)	$10.1	$(153.3)
Other Income, Net	47.6	10.1	8.9	2.2	495.9	(493.1)	71.6
Net Income Attributable to Common Shareholders	140.9	164.0	148.5	3.7	468.7	(482.4)	443.4
Cash Flows Used for Investments in Plant	280.5	127.3	266.9	27.8	62.1	—	764.6

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2023	$27,978.8	$8,127.8	$13,522.6	$2,804.2	$27,186.4	$(25,514.6)	$54,105.2
As of December 31, 2022	27,365.0	8,084.9	13,369.5	2,783.8	26,365.2	(24,737.5)	53,230.9

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2022 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. EPS by business is a financial measure that is not recognized under GAAP (non-GAAP) and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. Our earnings discussion also includes non-GAAP financial measures referencing our earnings and EPS excluding certain transaction and transition costs.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of transaction and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2022 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2022 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $491.2 million, or $1.41 per share, in the first quarter of 2023, compared with $443.4 million, or $1.28 per share, in the first quarter of 2022. Our results include after-tax transaction and transition costs recorded at Eversource parent of $0.5 million in the first quarter of 2023, compared with $5.3 million, or $0.02 per share, in the first quarter of 2022.

•We reaffirmed our projection to earn within a 2023 non-GAAP earnings guidance range of between $4.25 per share and $4.43 per share, which excludes the potential impact of the strategic review of our offshore wind investment portfolio and transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2027 from our regulated utility businesses in the upper half of the 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $69.2 million in the first quarter of 2023, compared with $371.9 million in the first quarter of 2022. Investments in property, plant and equipment totaled $977.1 million in the first quarter of 2023, compared with $764.6 million in the first quarter of 2022.

•Cash and Cash Equivalents totaled $36.0 million as of March 31, 2023, compared with $374.6 million as of December 31, 2022. Our available borrowing capacity under our commercial paper programs totaled $1.45 billion as of March 31, 2023.

•In the first quarter of 2023, we issued $1.55 billion of new long-term debt and we repaid $400 million of long-term debt.

•On May 3, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, payable on June 30, 2023 to shareholders of record as of May 18, 2023. On February 1, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on March 31, 2023 to shareholders of record as of March 2, 2023.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended March 31,
	2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$491.2	$1.41	$443.4	$1.28

Regulated Companies	$492.4	$1.41	$457.1	$1.32
Eversource Parent and Other Companies (Non-GAAP)	(0.7)	—	(8.4)	(0.02)
Non-GAAP Earnings	$491.7	$1.41	$448.7	$1.30
Transaction and Transition Costs (after-tax) (1)	(0.5)	—	(5.3)	(0.02)
Net Income Attributable to Common Shareholders (GAAP)	$491.2	$1.41	$443.4	$1.28

(1)    The after-tax costs are for the strategic review of our offshore wind investment portfolio and our water business acquisitions. The after-tax costs in 2022 also include costs associated with the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$165.5	$0.47	$140.9	$0.41
Electric Transmission	155.1	0.45	148.5	0.43
Natural Gas Distribution	170.3	0.49	164.0	0.47
Water Distribution	1.5	—	3.7	0.01
Net Income - Regulated Companies	$492.4	$1.41	$457.1	$1.32

Our electric distribution segment earnings increased $24.6 million in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to higher revenues at NSTAR Electric as a result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and a base distribution rate increase effective January 1, 2023. As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in both the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022. Electric distribution segment earnings were also favorably impacted by higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher operations and maintenance expense, higher interest expense, higher pension expense in Connecticut and New Hampshire, higher property and other tax expense, and higher depreciation expense.

Our electric transmission segment earnings increased $6.6 million in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by higher interest expense on short-term debt.

Our natural gas distribution segment earnings increased $6.3 million in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to base distribution rate increases effective November 1, 2022 at NSTAR Gas and EGMA, higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, and lower operations and maintenance expense. Those earnings increases were partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

Our water distribution segment earnings decreased $2.2 million in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to higher operations and maintenance expense.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses decreased $12.5 million in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to a benefit from the liquidation of its equity method investment in a renewable energy fund, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation, and higher interest expense. Additionally, earnings benefited from a decrease in after-tax transaction and transition costs of $4.8 million in the first quarter of 2023, as compared to the same period in 2022 and a lower effective tax rate.

Liquidity

Sources and Uses of Cash: Eversource’s regulated business is capital intensive and requires considerable capital resources. Eversource’s regulated companies’ capital resources are provided by cash flows generated from operations, short-term borrowings, long-term debt issuances, capital contributions from Eversource parent, and existing cash, and are used to fund their liquidity and capital requirements. Eversource’s regulated companies typically maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. Short-term borrowings are also used as a bridge to long-term debt financings. The levels of short-term borrowing may vary significantly over the course of the year due to the impact of fluctuations in cash flows from operations (including timing of storm costs and regulatory recoveries), dividends paid, capital contributions received and the timing of long-term debt financings.

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

Cash and Cash Equivalents totaled $36.0 million as of March 31, 2023, compared with $374.6 million as of December 31, 2022.

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 15, 2027, and serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,048.0	$1,442.2	$952.0	$557.8	5.22%	4.63%
NSTAR Electric Commercial Paper Program	147.5	—	502.5	650.0	4.77%	—%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $450 million and $300 million, respectively, which will expire on May 12, 2023. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2023, there were intercompany loans from Eversource parent to CL&P of $318.0 million and to PSNH of $121.1 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $8.3 million of interest payments in the first quarter of 2023, and paid $21.6 million of RRB principal payments and $9.0 million of interest payments in the first quarter of 2022.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $69.2 million in the first quarter of 2023, compared with $371.9 million in the first quarter of 2022. Operating cash flows were unfavorably impacted by an increase in regulatory under-recoveries driven primarily by the timing of collections for the CL&P non-bypassable FMCC and other regulatory tracking mechanisms, including energy supply, and the timing of cash payments made on our accounts payable. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $286.6 million in the first quarter of 2023, as compared to the first quarter of 2022, and is presented as a cash outflow in Amortization on the statement of cash flows.  The impact of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These unfavorable impacts were partially offset by a $71.2 million decrease in cash payments for storm costs, the timing of cash collections on our accounts receivable, the absence in 2023 of $58.4 million of customer credits distributed in 2022 at CL&P as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a decrease of $25.0 million in pension contributions made in 2023, as compared to 2022, the timing of other working capital items, and an $8.4 million decrease in income tax payments made in 2023, as compared to 2022.

Effective July 1, 2023, CL&P’s non-bypassable FMCC retail rate will change to $0.00000 per kWh, as compared to a credit of $0.01524 per kWh from January 1, 2023 to June 30, 2023. The increase in the retail rate will result in higher cash collections in the second half of 2023, as compared to the first half of 2023.

On May 3, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, payable on June 30, 2023 to shareholders of record as of May 18, 2023. On February 1, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on March 31, 2023 to shareholders of record as of March 2, 2023. In the first quarter of 2023, we paid cash dividends of $229.4 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $235.4 million. In the first quarter of 2022, we paid cash dividends of $213.9 million and issued non-cash dividends of $5.9 million in the form of treasury shares, totaling dividends of $219.8 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2023, CL&P, NSTAR Electric and PSNH paid $82.6 million, $327.4 million, and $28.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first quarter of 2023, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $977.1 million, $255.9 million, $318.7 million, and $133.9 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Investments in Unconsolidated Affiliates within investing activities on the statements of cash flows includes proceeds received from the liquidation of an equity method investment in a renewable energy investment fund of $123.4 million in the first quarter of 2023.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2022 Form 10-K.

Impact of COVID-19

The financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and the outcome of future proceedings before our state regulatory commissions to recover our incremental uncollectible customer receivable costs associated with COVID-19. As of both March 31, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $789.2 million in the first quarter of 2023, compared to $685.6 million in the first quarter of 2022.  These amounts included $42.9 million and $53.7 million in the first quarter of 2023 and 2022, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $16.3 million in the first quarter of 2023, as compared to the first quarter of 2022.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
CL&P	$77.4	$93.8
NSTAR Electric	96.6	83.4
PSNH	72.8	53.3
Total Electric Transmission	$246.8	$230.5

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

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the fourth quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, commenced in the fourth quarter of 2022. We spent $16.6 million during the first quarter of 2023 and we now expect to make additional capital expenditures of approximately $235 million on these remaining transmission upgrades. There are also several transmission projects underway in southeastern Massachusetts, including Cape Cod, required to reinforce the Southeastern Massachusetts transmission system and bring the system into compliance with applicable national and regional reliability standards. We spent $7.2 million during the first quarter of 2023 and we expect to make additional capital expenditures of approximately $100 million on these transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2023
Basic Business	$53.1	$62.0	$11.7	$126.8	$37.1	$3.5	$167.4
Aging Infrastructure	52.1	59.4	16.5	128.0	105.5	27.7	261.2
Load Growth and Other	25.7	31.3	3.1	60.1	10.6	0.2	70.9
Total Distribution	$130.9	$152.7	$31.3	$314.9	$153.2	$31.4	$499.5
2022
Basic Business	$59.3	$27.3	$13.5	$100.1	$54.9	$1.8	$156.8
Aging Infrastructure	34.2	48.6	12.4	95.2	61.2	23.6	180.0
Load Growth and Other	14.0	36.5	5.2	55.7	8.8	0.1	64.6
Total Distribution	$107.5	$112.4	$31.1	$251.0	$124.9	$25.5	$401.4

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

As of March 31, 2023 and December 31, 2022, Eversource's total equity investment balance in its offshore wind business was $2.16 billion and $1.95 billion, respectively. This equity investment includes capital expenditures for the three projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

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

On September 23, 2022, Sunrise Wind filed a Joint Proposal to the New York State Public Service Commission. Among other things, the Joint Proposal includes proposed mitigation for certain environmental, community and construction impacts associated with constructing the project. The Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Agriculture and Markets and the Long Island Commercial Fisheries Association. On November 17, 2022, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. On November 18, 2022, Sunrise Wind filed its Phase 1 Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on how the advanced components of the project will be constructed in accordance with the conditions of the approved Joint Proposal. On March 27, 2023, Sunrise Wind filed its EM&CP for Phase 2, which covers the remainder of the project components. Comments from the reviewing agencies and parties have been addressed and approval of the Phase 1 EM&CP is expected in the second quarter of 2023.

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

Construction Process: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Onshore activities for the project’s underground onshore transmission line were completed in the first quarter of 2023. Onshore activities for the construction of the onshore interconnection facility located in East Hampton, New York continue. Offshore construction activities began in the fourth quarter of 2022 and continue, with the sea-to-shore conduit system and half of the subsea transmission cable completed in the first quarter of 2023. The remainder of the marine construction activities, including the project’s monopile foundations, 11-megawatt wind turbines, and offshore substation, are expected to continue throughout the rest of 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

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

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is underway. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $1.4 billion and $1.6 billion in 2023 and expect to make investments for our three projects in total between $2.1 billion and $2.4 billion from 2024 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments could be impacted by the strategic review of our offshore wind investment.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2023 and December 31, 2022.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2023, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K.

Energy Supply Retail Rates: CL&P, NSTAR Electric and PSNH are in the process of finalizing, or have finalized, full requirements energy supply procurement contracts for its customers that choose to purchase power from the electric distribution company (standard offer, basic service or default energy service, respectively) for the second half of 2023 and each anticipates that energy supply retail rates will decrease in the second half of 2023, as compared to the first half of 2023. Energy supply rates are approved by the respective state regulatory commission and are re-set every six months for residential customers. New energy supply rates for residential customers will be established effective July 1, 2023 at CL&P and NSTAR Electric and effective August 1, 2023 at PSNH. Decreases in energy supply retail rates will result in decreases in both energy supply procurement revenues and purchased power expenses, with no impact on earnings.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA will conduct the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of performance-based regulation elements for further exploration and implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision included a tentative procedural schedule for Phase 2 with final decisions expected in May and August of 2024. At this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a base distribution rate decrease of $2.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and a request for stay of enforcement of agency decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay until further order and pending a hearing, which is scheduled in the second quarter of 2023.

New Hampshire:

PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which PSNH would acquire approximately 343,000 jointly-owned utility poles and approximately 3,800 solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the Pole Plant Adjustment Mechanism (PPAM), subject to consummation of the purchase agreement. The purchase agreement was finalized on May 1, 2023 for a purchase price of approximately $23 million.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2022 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022	Increase/(Decrease)
Operating Revenues	$3,795.6	$3,471.3	$324.3
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,903.2	1,389.7	513.5
Operations and Maintenance	454.6	472.4	(17.8)
Depreciation	313.0	289.3	23.7
Amortization	(76.1)	236.9	(313.0)
Energy Efficiency Programs	222.9	199.5	23.4
Taxes Other Than Income Taxes	228.4	220.4	8.0
Total Operating Expenses	3,046.0	2,808.2	237.8
Operating Income	749.6	663.1	86.5
Interest Expense	194.5	153.3	41.2
Other Income, Net	89.0	71.6	17.4
Income Before Income Tax Expense	644.1	581.4	62.7
Income Tax Expense	151.0	136.1	14.9
Net Income	493.1	445.3	47.8
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$491.2	$443.4	$47.8

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage (Decrease)/Increase
Three Months Ended March 31:	2023	2022		2023	2022		2023	2022
Traditional	1,900	1,992	(4.6)%	—	—	—%	313	324	(3.4)%
Decoupled and Special Contracts (1)	10,298	10,973	(6.2)%	59,783	68,518	(12.7)%	4,592	4,342	5.8%
Total Sales Volumes	12,198	12,965	(5.9)%	59,783	68,518	(12.7)%	4,905	4,666	5.1%

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

Operating Revenues: Operating Revenues by segment increased for the three months ended March 31, 2023, as compared to the same period in 2022, as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$202.3
Natural Gas Distribution	117.6
Electric Transmission	23.4
Water Distribution	1.8
Other	30.3
Eliminations	(51.1)
Total Operating Revenues	$324.3

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $28.9 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the result of a rate design change at NSTAR Electric approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues (increase of $20.7 million in 2023, as compared to 2022) and a base distribution rate increase effective January 1, 2023 at NSTAR Electric (increase of $9.9 million in 2023, as compared to 2022). As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in both the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.

•Base natural gas distribution revenues increased $10.9 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the impact of base distribution rate increases at NSTAR Gas and EGMA effective November 1, 2022.

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

Customers have the choice to purchase electricity from each Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power and amortization expense related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues. Certain eligible natural gas customers may elect to purchase natural gas from each Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the natural gas commodity to customers who have contracted separately with these operators, only the delivery to a customer, as the utility is acting as an agent on behalf of the gas supply operator.

Tracked distribution revenues increased/(decreased) for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

	Electric Distribution	Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Three Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$475.1	$63.9
CL&P FMCC	(139.3)	—
Retail transmission	(19.3)	—
Energy efficiency	10.0	18.4
Other distribution tracking mechanisms	(3.7)	10.3
Wholesale Market Sales Revenue	(148.2)	15.6

The increase in energy supply procurement within electric distribution and natural gas distribution for the three months ended March 31, 2023, as compared to the same period in 2022, was driven by higher average prices, partially offset by lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission Expense" below.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. The average NBFMCC rate in the first quarter of 2023 was a credit to customers of $0.01300 per kWh, as compared to a charge to customers of $0.01460 per kWh in the first quarter of 2022. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The NBFMCC rate will change to $0.00000 per kWh effective July 1, 2023.

The decrease in electric distribution wholesale market sales revenue for the three months ended March 31, 2023, as compared to the same period in 2022, was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $48.95 per MWh for the three months ended March 31, 2023, as compared to $105.35 per MWh for the three months ended March 31, 2022, driven primarily by lower natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $23.4 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers and the cost of energy purchase contracts, as required by regulation.  These electric and natural gas supply costs and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Purchased Natural Gas and Transmission expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Purchased Power Costs	$479.9
Natural Gas Costs	56.1
Transmission Costs	(6.8)
Eliminations	(15.7)
Total Purchased Power, Purchased Natural Gas and Transmission	$513.5

The increase in purchased power expense at the electric distribution business for the three months ended March 31, 2023, as compared to the same period in 2022, was driven primarily by higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. The increase was also due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P and higher net metering costs at CL&P, partially offset by a decrease in the cost deferral associated with long-term renewable contracts at NSTAR Electric and lower net metering costs at NSTAR Electric.

The increase in costs at the natural gas distribution segment for the three months ended March 31, 2023, as compared to the same period in 2022, was due primarily to higher average prices, partially offset by lower average supply-related sales volumes.

The decrease in transmission costs for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily the result of a decrease in costs billed by ISO-NE that support regional grid investments. This decrease was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and an increase in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Shared corporate costs (including computer software depreciation at Eversource Service)	$9.5
General costs (including vendor services in corporate areas, insurance, fees and assessments)	7.1
Operations-related expenses (including storm costs, vendor services and vehicles)	5.5
Employee-related expenses, including labor and benefits	2.6
Vegetation management	(5.3)
Other non-tracked operations and maintenance	(7.9)
Total Base Electric Distribution (Non-Tracked Costs)	11.5
Tracked Electric Costs (Electric Distribution and Electric Transmission)	1.1
Total Electric Distribution and Electric Transmission	12.6
Natural Gas Distribution:
Base (Non-Tracked Costs)	(3.7)
Tracked Costs	(1.6)
Total Natural Gas Distribution	(5.3)
Water Distribution	0.7
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	14.8
Transaction and Transition Costs	(6.5)
Eliminations	(34.1)
Total Operations and Maintenance	$(17.8)

Depreciation expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher utility plant in service balances, partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023 at NSTAR Electric.

Amortization expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates.

Amortization decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the CL&P FMCC mechanism was driven primarily by the November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $286.6 million in the first quarter of 2023, as compared to the first quarter of 2022. The decrease was partially offset by the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision and effective November 1, 2022 at NSTAR Gas and EGMA.

Energy Efficiency Programs expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the deferral adjustment at NSTAR Electric and NSTAR Gas, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher Connecticut gross earnings taxes, partially offset by a decrease in property taxes due to lower mill rates at NSTAR Electric and PSNH.

Interest Expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($44.6 million), an increase in interest on short-term notes payable ($14.1 million), an increase in interest expense on regulatory deferrals ($2.6 million), and higher amortization of debt discounts and premiums, net ($1.3 million), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($13.8 million), lower interest resulting from the payment of withheld property taxes in the second quarter of 2022 at NSTAR Electric ($1.6 million) and a decrease in RRB interest expense ($0.3 million).

Other Income, Net increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to an increase in interest income primarily from regulatory deferrals ($16.4 million), an increase in capitalized AFUDC related to equity funds ($5.6 million), and an increase in equity in earnings related to Eversource's equity method investments ($3.4 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($19.5 million) and higher investment losses driven by market volatility ($1.5 million).

Income Tax Expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher pre-tax earnings ($13.2 million), lower share-based payment excess tax benefits ($2.6 million), a decrease in amortization of EDIT ($1.5 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million), partially offset by lower state taxes ($4.0 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)
Operating Revenues	$1,338.9	$1,285.8	$53.1	$956.3	$863.2	$93.1	$420.2	$339.4	$80.8
Operating Expenses:
Purchased Power and Transmission	850.6	523.5	327.1	360.9	313.7	47.2	226.7	125.8	100.9
Operations and Maintenance	160.3	157.1	3.2	166.1	164.9	1.2	67.8	59.6	8.2
Depreciation	92.2	87.3	4.9	90.5	89.0	1.5	34.1	31.3	2.8
Amortization of Regulatory (Liabilities)/Assets, Net	(122.3)	169.7	(292.0)	22.8	29.3	(6.5)	(5.3)	26.8	(32.1)
Energy Efficiency Programs	32.6	35.4	(2.8)	86.2	80.3	5.9	10.2	8.7	1.5
Taxes Other Than Income Taxes	101.6	90.3	11.3	53.5	59.8	(6.3)	22.1	22.8	(0.7)
Total Operating Expenses	1,115.0	1,063.3	51.7	780.0	737.0	43.0	355.6	275.0	80.6
Operating Income	223.9	222.5	1.4	176.3	126.2	50.1	64.6	64.4	0.2
Interest Expense	45.2	40.6	4.6	44.9	38.2	6.7	17.5	13.6	3.9
Other Income, Net	14.9	19.6	(4.7)	39.9	29.2	10.7	5.7	7.5	(1.8)
Income Before Income Tax Expense	193.6	201.5	(7.9)	171.3	117.2	54.1	52.8	58.3	(5.5)
Income Tax Expense	45.2	48.5	(3.3)	37.5	24.5	13.0	12.5	12.7	(0.2)
Net Income	$148.4	$153.0	$(4.6)	$133.8	$92.7	$41.1	$40.3	$45.6	$(5.3)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2023	2022	Percentage Decrease
CL&P	4,802	5,263	(8.8)%
NSTAR Electric	5,496	5,710	(3.7)%
PSNH	1,900	1,992	(4.6)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $53.1 million at CL&P, $93.1 million at NSTAR Electric, and $80.8 million at PSNH, for the three months ended March 31, 2023, as compared to the same period in 2022.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $30.6 million due primarily to the result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues (increase of $20.7 million in 2023, as compared to 2022) and a base distribution rate increase effective January 1, 2023 (increase of $9.9 million in 2023, as compared to 2022). As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in both the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.
•PSNH's distribution revenues decreased $1.7 million due primarily to a decrease in sales volumes as a result of milder winter weather in the first quarter of 2023, as compared to the same period in 2022.

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

Tracked distribution revenues increased/(decreased) for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$296.5	$93.3	$85.3
CL&P FMCC	(139.3)	—	—
Retail transmission	8.1	(13.2)	(14.2)
Other distribution tracking mechanisms	3.3	0.9	2.1
Wholesale Market Sales Revenue	(125.3)	(16.8)	(6.1)

The increase in energy supply procurement at CL&P, NSTAR Electric and PSNH was driven by higher average prices, partially offset by lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. The average NBFMCC rate in the first quarter of 2023 was a credit to customers of $0.01300 per kWh, as compared to a charge to customers of $0.01460 per kWh in the first quarter of 2022. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The NBFMCC rate will change to $0.00000 per kWh effective July 1, 2023.

The decrease in wholesale market sales revenue for the three months ended March 31, 2023, as compared to the same period in 2022, was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $48.95 per MWh for the three months ended March 31, 2023, as compared to $105.35 per MWh for the three months ended March 31, 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $3.7 million at CL&P, $6.3 million at NSTAR Electric, and $13.4 million at PSNH for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations increased revenues by $6.0 million at CL&P and $1.8 million at PSNH and decreased revenues by $5.8 million at NSTAR Electric for the three months ended March 31, 2023, as compared to the same period in 2022.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers and the cost of energy purchase contracts, as required by regulation. These energy supply and other energy-related costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$305.5	$66.3	$108.1
Transmission Costs	15.4	(13.2)	(9.0)
Eliminations	6.2	(5.9)	1.8
Total Purchased Power and Transmission	$327.1	$47.2	$100.9

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
•The increase at NSTAR Electric was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. This was partially offset by a decrease in the cost deferral associated with long-term renewable contracts and a decrease in net metering costs.
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

•The increase in transmission costs at CL&P was due primarily to an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in costs billed by ISO-NE that support regional investments.
•The decrease in transmission costs at NSTAR Electric was due primarily to a decrease resulting from the retail transmission cost deferral and a decrease in costs billed by ISO-NE. This was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.
•The decrease in transmission costs at PSNH was due primarily to a decrease resulting from the retail transmission cost deferral and a decrease in costs billed by ISO-NE. This was partially offset by an increase in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Operations-related expenses (including employee-related expenses, storm costs, vendor services, and vehicles)	$4.4	$0.1	$3.6
Shared corporate costs (including computer software depreciation at Eversource Service)	3.0	5.4	1.1
General costs (including vendor services in corporate areas, insurance, fees and assessments)	2.6	3.3	1.2
Vegetation management	(5.0)	0.9	(1.2)
Other non-tracked operations and maintenance	(2.3)	(5.3)	(0.3)
Total Base Electric Distribution (Non-Tracked Costs)	2.7	4.4	4.4
Tracked Costs:
Transmission expenses	(1.6)	(0.7)	2.7
Other tracked operations and maintenance	2.1	(2.5)	1.1
Total Tracked Costs	0.5	(3.2)	3.8
Total Operations and Maintenance	$3.2	$1.2	$8.2

Depreciation expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances. The increase at NSTAR Electric was partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory (Liabilities)/Assets, Net decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $286.6 million in the first quarter of 2023, as compared to the first quarter of 2022.
•The decrease at NSTAR Electric was due to the deferral adjustment of energy-related costs and other tracked costs, partially offset by an increase due to the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The increases at NSTAR Electric and PSNH were due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased/decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The increase at CL&P was related to higher gross earnings taxes.
•The decreases at NSTAR Electric and PSNH were due primarily to a decrease in property taxes due to lower mill rates.

Interest Expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($3.8 million), an increase in interest expense on regulatory deferrals ($0.9 million), and higher interest on short-term notes payable ($0.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.7 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($7.7 million) and an increase in interest expense on regulatory deferrals ($1.8 million), partially offset by lower interest resulting from the payment of withheld property taxes in the second quarter of 2022 ($1.6 million) and an increase in capitalized AFUDC related to debt funds ($1.4 million).
•The increase at PSNH was due to higher interest on long-term debt ($3.4 million), higher interest expense on regulatory deferrals ($0.9 million), and higher interest on short-term notes payable ($0.2 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.5 million) and a decrease in RRB interest expense ($0.3 million).

Other Income, Net increased/decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($6.4 million) and higher investment losses driven by market volatility ($0.2 million), partially offset by an increase in capitalized AFUDC related to equity funds ($1.3 million) and an increase in interest income primarily on regulatory deferrals ($0.6 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($12.5 million), and an increase in capitalized AFUDC related to equity funds ($4.6 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($6.3 million).
•The decrease at PSNH was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($2.4 million) and lower investment income driven by market volatility ($0.3 million), partially offset by an increase in interest income primarily on regulatory deferrals ($0.6 million) and an increase in capitalized AFUDC related to equity funds ($0.3 million).

Income Tax Expense increased/decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($1.7 million), lower state taxes ($1.4 million), an increase in amortization of EDIT ($0.2 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million), partially offset by lower share-based payment excess tax benefits ($0.9 million).
•The increase at NSTAR Electric was due primarily to an increase in pre-tax earnings ($11.4 million), higher state taxes ($3.0 million), lower share-based payment excess tax benefits ($1.0 million), and a decrease in amortization of EDIT ($0.6 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.0 million).
•The decrease at PSNH was due primarily to lower pre-tax earnings ($1.2 million) and lower state taxes ($0.4 million), partially offset by a decrease in amortization of EDIT ($0.5 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million).

EARNINGS SUMMARY

CL&P's earnings decreased $4.6 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher property and other tax expense, higher pension plan expense, higher operations and maintenance expense, higher depreciation expense, and higher interest expense. The earnings decrease was partially offset by higher earnings from its capital tracking mechanism due to increased electric system improvements.

NSTAR Electric's earnings increased $41.1 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher revenues as a result of the rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and the base distribution rate increase effective January 1, 2023. Earnings were also favorably impacted by an increase in interest income primarily on regulatory deferrals and an increase in transmission earnings driven by a higher transmission rate base, partially offset by higher operations and maintenance expense.

PSNH's earnings decreased $5.3 million for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to higher operations and maintenance expense, higher interest expense, lower sales volumes, and higher pension plan expense. The earnings decrease was partially offset by an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

Cash Flows: CL&P had cash flows used in operating activities of $73.6 million for the three months ended March 31, 2023, as compared to cash flows provided by operating activities of $135.3 million in the same period of 2022. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven primarily by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms and the timing of cash payments made on our accounts payable. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $286.6 million in the first quarter of 2023, as compared to the first quarter of 2022, and is presented as a cash outflow in Amortization on the statement of cash flows. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Liabilities/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $64.6 million decrease in cash payments for storm costs, the absence in 2023 of $58.4 million of customer credits distributed in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, the timing of cash collections on our accounts receivable, a $30.0 million increase in income tax refunds received in 2023, as compared to 2022, and the timing of other working capital items.

Effective July 1, 2023, CL&P’s non-bypassable FMCC retail rate will change to $0.00000 per kWh, as compared to a credit of $0.01524 per kWh from January 1, 2023 to June 30, 2023. The increase in the retail rate will result in higher cash collections in the second half of 2023, as compared to the first half of 2023.

NSTAR Electric had cash flows provided by operating activities of $140.8 million for the three months ended March 31, 2023, as compared to $189.9 million in the same period of 2022. The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms, a $35.4 million decrease in income tax refunds received in 2023, as compared to 2022, and the timing of other working capital items. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash payments made on our accounts payable, a $35.5 million decrease in cash payments for storm costs, and the absence in 2023 of pension contributions of $5.0 million made in 2022.

PSNH had cash flows used in operating activities of $72.9 million for the three months ended March 31, 2023, as compared to cash flows provided by operating activities of $58.1 million in the same period of 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms, primarily the energy supply tracking mechanism resulted in an unfavorable impact of $59.8 million, and a $28.9 million increase in cash payments for storm costs. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Liabilities/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $21.9 million increase in income tax refunds received in 2023, as compared to 2022, the timing of cash collections on our accounts receivable, and the timing of cash payments made on our accounts payable.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2023, our regulated companies held collateral (letters of credit or cash) of $17.0 million from counterparties related to our standard service contracts.  As of March 31, 2023, Eversource had $36.1 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2022 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2022 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2023 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2022 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2022 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2022 Form 10-K, which risk factors are incorporated herein by reference. These risk factors should be considered carefully in evaluating our risk profile. There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2022 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2023	46	$81.17	—	—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	2,479	78.29	—	—
Total	2,525	$78.35	—	—

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Eighteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2023, relating to $750 million aggregate principal amount of its 5.45% Senior Notes, Series Z, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 6, 2023, File No. 001-05324)

	31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (CL&P)
	31	Certification by the Interim Chairman and Chief Executive Officer of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Interim Chairman and Chief Executive Officer and the Chief Financial Officer of The Connecticut Light and Power Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 5, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 5, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 5, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 5, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer