Form 10-Q
period 2023-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2023-08-04
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2023

Eversource Energy Common Shares, $5.00 par value	349,085,815	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2022 Form 10-K	The Eversource Energy and Subsidiaries 2022 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
i

FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity
ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$42,182	$47,597
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $532,427 and $486,297 as of June 30, 2023 and December 31, 2022, respectively)	1,332,314	1,517,138
Unbilled Revenues	181,100	238,968
Materials, Supplies, Natural Gas and REC Inventory	405,800	374,395
Regulatory Assets	1,382,150	1,335,491
Prepayments and Other Current Assets	378,007	382,603
Total Current Assets	3,721,553	4,223,198
Property, Plant and Equipment, Net	37,578,203	36,112,820
Deferred Debits and Other Assets:
Regulatory Assets	4,390,816	4,242,794
Goodwill	4,522,632	4,522,632
Investments in Unconsolidated Affiliates	2,227,277	2,176,080
Prepaid Pension and PBOP	1,183,689	1,045,524
Marketable Securities	327,401	366,508
Other Long-Term Assets	588,174	541,344
Total Deferred Debits and Other Assets	13,239,989	12,894,882
Total Assets	$54,539,745	$53,230,900

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$555,535	$1,442,200
Long-Term Debt – Current Portion	2,062,464	1,320,129
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,549,972	2,113,905
Regulatory Liabilities	653,808	890,786
Other Current Liabilities	929,587	989,053
Total Current Liabilities	5,794,576	6,799,283
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,275,036	5,067,902
Regulatory Liabilities	3,967,426	3,930,305
Derivative Liabilities	103,431	143,929
Asset Retirement Obligations	501,904	502,713
Accrued Pension, SERP and PBOP	119,611	135,473
Other Long-Term Liabilities	907,226	888,081
Total Deferred Credits and Other Liabilities	10,874,634	10,668,403
Long-Term Debt	21,771,980	19,723,994
Rate Reduction Bonds	388,887	410,492
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,799,920
Capital Surplus, Paid In	8,428,786	8,401,731
Retained Earnings	5,562,889	5,527,153
Accumulated Other Comprehensive Loss	(32,103)	(39,421)
Treasury Stock	(205,394)	(216,225)
Common Shareholders' Equity	15,554,098	15,473,158
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$54,539,745	$53,230,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2023	2022	2023	2022

Operating Revenues	$2,629,342	$2,572,641	$6,424,985	$6,043,951

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,161,067	940,541	3,064,313	2,330,237
Operations and Maintenance	427,290	452,174	881,852	924,608
Depreciation	319,995	294,238	632,949	583,568
Amortization	(218,422)	70,409	(294,481)	307,357
Energy Efficiency Programs	145,823	136,679	368,774	336,163
Taxes Other Than Income Taxes	232,927	223,031	461,344	443,395
Total Operating Expenses	2,068,680	2,117,072	5,114,751	4,925,328
Operating Income	560,662	455,569	1,310,234	1,118,623
Interest Expense	207,313	160,090	401,858	313,334
Impairment of Offshore Wind Investment	401,000	—	401,000	—
Other Income, Net	94,875	93,861	183,857	165,422
Income Before Income Tax Expense	47,224	389,340	691,233	970,711
Income Tax Expense	29,922	95,598	180,893	231,643
Net Income	17,302	293,742	510,340	739,068
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$15,422	$291,862	$506,581	$735,309

Basic and Diluted Earnings Per Common Share	$0.04	$0.84	$1.45	$2.13

Weighted Average Common Shares Outstanding:
Basic	349,462,359	345,893,714	349,339,752	345,525,030
Diluted	349,729,982	346,295,478	349,670,996	345,978,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$17,302	$293,742	$510,340	$739,068
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(505)	1,254	(1,323)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	4,083	(793)	6,054	724
Other Comprehensive Income/(Loss), Net of Tax	4,088	(1,293)	7,318	(589)
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$19,510	$290,569	$513,899	$734,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2023
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Income				493,039			493,039
Dividends on Common Shares - $0.675 Per Share				(235,354)			(235,354)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(13,141)				(13,141)
Issuance of Treasury Shares	364,227		23,495			6,824	30,319
Other Comprehensive Income					3,230		3,230
Balance as of March 31, 2023	348,808,082	1,799,920	8,412,085	5,782,958	(36,191)	(209,401)	15,749,371
Net Income				17,302			17,302
Dividends on Common Shares - $0.675 Per Share				(235,491)			(235,491)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			5,155				5,155
Issuance of Treasury Shares	213,854		11,546			4,007	15,553
Other Comprehensive Income					4,088		4,088
Balance as of June 30, 2023	349,021,936	$1,799,920	$8,428,786	$5,562,889	$(32,103)	$(205,394)	$15,554,098

	For the Six Months Ended June 30, 2022
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				445,326			445,326
Dividends on Common Shares - $0.6375 Per Share				(219,768)			(219,768)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(16,538)				(16,538)
Issuance of Treasury Shares	447,076		20,642			8,360	29,002
Other Comprehensive Income					704		704
Balance as of March 31, 2022	344,850,272	1,789,092	8,102,618	5,229,069	(41,571)	(242,518)	14,836,690
Net Income				293,742			293,742
Dividends on Common Shares - $0.6375 Per Share				(219,877)			(219,877)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,392,804	6,964	121,142				128,106
Long-Term Incentive Plan Activity			9,070				9,070
Issuance of Treasury Shares	167,953		11,340			3,141	14,481
Capital Stock Expense			(1,824)				(1,824)
Other Comprehensive Loss					(1,293)		(1,293)
Balance as of June 30, 2022	346,411,029	$1,796,056	$8,242,346	$5,301,054	$(42,864)	$(239,377)	$15,057,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$510,340	$739,068
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	632,949	583,568
Deferred Income Taxes	155,035	126,970
Uncollectible Expense	24,171	30,032
Pension, SERP and PBOP Income, Net	(46,600)	(80,404)
Pension Contributions	(2,400)	(52,400)
Regulatory Under Recoveries, Net	(112,050)	(226,238)
Amortization	(294,481)	307,357
Cost of Removal Expenditures	(183,552)	(169,863)
Customer Credits Distributed in 2022 at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	—	(64,909)
Payment in 2022 of Withheld Property Taxes	—	(78,446)
Impairment of Offshore Wind Investment	401,000	—
Other	(13,423)	2,530
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	137,819	(176,132)
Taxes Receivable/Accrued, Net	49,201	85,071
Accounts Payable	(489,132)	(83,550)
Other Current Assets and Liabilities, Net	(121,600)	(100,835)
Net Cash Flows Provided by Operating Activities	647,277	841,819

Investing Activities:
Investments in Property, Plant and Equipment	(2,039,512)	(1,549,081)
Proceeds from Sales of Marketable Securities	215,570	168,997
Purchases of Marketable Securities	(194,786)	(152,741)
Investments in Unconsolidated Affiliates	(390,002)	(277,001)
Other Investing Activities	11,055	10,771
Net Cash Flows Used in Investing Activities	(2,397,675)	(1,799,055)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	126,282
Cash Dividends on Common Shares	(458,959)	(427,931)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(589,200)	(1,317,950)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	3,361,000	3,350,000
Retirement of Long-Term Debt	(853,000)	(770,000)
Other Financing Activities	(27,839)	(42,133)
Net Cash Flows Provided by Financing Activities	1,406,638	892,904
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(343,760)	(64,332)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	521,752	221,008
Cash and Restricted Cash - End of Period	$177,992	$156,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$14,181	$11,312
Receivables, Net (net of allowance for uncollectible accounts of $262,790 and $225,320 as of June 30, 2023 and December 31, 2022, respectively)	546,304	612,052
Accounts Receivable from Affiliated Companies	68,375	46,439
Unbilled Revenues	49,785	59,363
Materials and Supplies	134,246	88,157
Taxes Receivable	122	65,785
Regulatory Assets	417,824	314,089
Prepayments and Other Current Assets	42,517	62,524
Total Current Assets	1,273,354	1,259,721
Property, Plant and Equipment, Net	11,818,824	11,467,024
Deferred Debits and Other Assets:
Regulatory Assets	1,601,540	1,593,693
Prepaid Pension	172,542	147,914
Other Long-Term Assets	305,102	290,444
Total Deferred Debits and Other Assets	2,079,184	2,032,051
Total Assets	$15,171,362	$14,758,796

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$151,535	$—
Accounts Payable	458,251	710,500
Accounts Payable to Affiliated Companies	101,497	136,277
Obligations to Third Party Suppliers	68,595	40,704
Regulatory Liabilities	185,323	336,048
Accrued Taxes	78,550	13,416
Derivative Liabilities	85,238	81,588
Other Current Liabilities	100,391	109,755
Total Current Liabilities	1,229,380	1,428,288
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,762,868	1,640,034
Regulatory Liabilities	1,292,290	1,263,396
Derivative Liabilities	103,431	143,929
Other Long-Term Liabilities	161,717	166,081
Total Deferred Credits and Other Liabilities	3,320,306	3,213,440
Long-Term Debt	4,607,331	4,216,488
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,260,765	3,260,765
Retained Earnings	2,576,830	2,463,094
Accumulated Other Comprehensive Income	198	169
Common Stockholder's Equity	5,898,145	5,784,380
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,171,362	$14,758,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$1,034,148	$1,035,682	$2,373,054	$2,321,514

Operating Expenses:
Purchased Power and Transmission	626,411	421,000	1,476,976	944,463
Operations and Maintenance	166,566	169,004	326,882	326,065
Depreciation	93,652	88,233	185,889	175,498
Amortization of Regulatory (Liabilities)/Assets, Net	(189,922)	42,772	(312,236)	212,522
Energy Efficiency Programs	28,137	29,780	60,783	65,177
Taxes Other Than Income Taxes	94,602	95,778	196,184	186,151
Total Operating Expenses	819,446	846,567	1,934,478	1,909,876
Operating Income	214,702	189,115	438,576	411,638
Interest Expense	47,771	42,175	92,972	82,761
Other Income, Net	13,362	19,800	28,299	39,363
Income Before Income Tax Expense	180,293	166,740	373,903	368,240
Income Tax Expense	46,993	40,902	92,187	89,426
Net Income	$133,300	$125,838	$281,716	$278,814
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$133,300	$125,838	$281,716	$278,814
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(14)	(13)
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(16)	43	(45)
Other Comprehensive (Loss)/Income, Net of Tax	(7)	(23)	29	(58)
Comprehensive Income	$133,293	$125,815	$281,745	$278,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	60,352	3,260,765	2,527,520	205	5,848,842
Net Income				133,300		133,300
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2023	6,035,205	$60,352	$3,260,765	$2,576,830	$198	$5,898,145

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	60,352	3,110,765	2,306,620	216	5,477,953
Net Income				125,838		125,838
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(23)	(23)
Balance as of June 30, 2022	6,035,205	$60,352	$3,210,765	$2,357,968	$193	$5,629,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$281,716	$278,814
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	185,889	175,498
Deferred Income Taxes	105,162	15,782
Uncollectible Expense	4,750	6,701
Pension, SERP, and PBOP Income, Net	(9,083)	(14,532)
Regulatory Over/(Under) Recoveries, Net	39,524	(141,830)
Customer Credits Distributed in 2022 related to PURA Settlement Agreement and Storm Performance Penalty	—	(64,909)
Amortization of Regulatory (Liabilities)/Assets, Net	(312,236)	212,522
Cost of Removal Expenditures	(36,781)	(37,103)
Other	(34,571)	(23,311)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	20,542	(170,500)
Taxes Receivable/Accrued, Net	132,751	18,735
Accounts Payable	(251,326)	(20,845)
Other Current Assets and Liabilities, Net	2,711	3,563
Net Cash Flows Provided by Operating Activities	129,048	238,585

Investing Activities:
Investments in Property, Plant and Equipment	(499,920)	(414,407)
Other Investing Activities	173	424
Net Cash Flows Used in Investing Activities	(499,747)	(413,983)

Financing Activities:
Cash Dividends on Common Stock	(165,200)	(146,200)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	—	200,000
Issuance of Long-Term Debt	500,000	—
Retirement of Long-Term Debt	(400,000)	—
Increase in Notes Payable to Eversource Parent	449,000	67,500
Other Financing Activities	(6,521)	—
Net Cash Flows Provided by Financing Activities	374,500	118,521
Net Increase/(Decrease) in Cash and Restricted Cash	3,801	(56,877)
Cash and Restricted Cash - Beginning of Period	20,327	74,788
Cash and Restricted Cash - End of Period	$24,128	$17,911

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$6,518	$738
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $97,794 and $94,958 as of June 30, 2023 and December 31, 2022, respectively)	450,176	453,371
Accounts Receivable from Affiliated Companies	61,834	35,196
Unbilled Revenues	47,173	39,680
Materials, Supplies and REC Inventory	120,750	138,352
Regulatory Assets	569,697	492,759
Prepayments and Other Current Assets	28,712	71,276
Total Current Assets	1,284,860	1,558,378
Property, Plant and Equipment, Net	12,109,368	11,626,968
Deferred Debits and Other Assets:
Regulatory Assets	1,230,486	1,221,619
Prepaid Pension and PBOP	626,904	576,809
Other Long-Term Assets	119,070	111,846
Total Deferred Debits and Other Assets	1,976,460	1,910,274
Total Assets	$15,370,688	$15,095,620

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$324,000	$—
Long-Term Debt – Current Portion	80,000	80,000
Accounts Payable	471,416	559,676
Accounts Payable to Affiliated Companies	115,581	108,907
Obligations to Third Party Suppliers	132,083	142,628
Renewable Portfolio Standards Compliance Obligations	67,391	120,239
Regulatory Liabilities	321,153	373,221
Other Current Liabilities	59,199	83,925
Total Current Liabilities	1,570,823	1,468,596
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,794,718	1,700,875
Regulatory Liabilities	1,562,581	1,548,081
Other Long-Term Liabilities	299,561	289,313
Total Deferred Credits and Other Liabilities	3,656,860	3,538,269
Long-Term Debt	4,346,902	4,345,085
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,891,242	2,778,942
Retained Earnings	2,861,620	2,921,444
Accumulated Other Comprehensive Income	241	284
Common Stockholder's Equity	5,753,103	5,700,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,370,688	$15,095,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$818,968	$783,650	$1,775,251	$1,646,825

Operating Expenses:
Purchased Power and Transmission	266,560	236,789	627,485	550,537
Operations and Maintenance	146,852	149,094	312,935	313,956
Depreciation	92,863	89,701	183,292	178,734
Amortization of Regulatory (Liabilities)/Assets, Net	(1,400)	20,022	21,385	49,367
Energy Efficiency Programs	70,687	69,290	156,904	149,522
Taxes Other Than Income Taxes	66,232	60,891	119,743	120,664
Total Operating Expenses	641,794	625,787	1,421,744	1,362,780
Operating Income	177,174	157,863	353,507	284,045
Interest Expense	46,761	38,984	91,626	77,206
Other Income, Net	40,909	34,259	80,782	63,490
Income Before Income Tax Expense	171,322	153,138	342,663	270,329
Income Tax Expense	36,579	33,701	74,107	58,152
Net Income	$134,743	$119,437	$268,556	$212,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$134,743	$119,437	$268,556	$212,177
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(32)	(27)	(65)	(72)
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(5)	12	(12)
Other Comprehensive Loss, Net of Tax	(27)	(27)	(43)	(74)
Comprehensive Income	$134,716	$119,410	$268,513	$212,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	—	2,810,242	2,727,367	268	5,537,877
Net Income				134,743		134,743
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			81,000			81,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2023	200	$—	$2,891,242	$2,861,620	$241	$5,753,103

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	—	2,253,942	2,738,925	454	4,993,321
Net Income				119,437		119,437
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Capital Contributions from Eversource Parent			50,000			50,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2022	200	$—	$2,303,942	$2,785,972	$427	$5,090,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$268,556	$212,177
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	183,292	178,734
Deferred Income Taxes	66,926	42,476
Uncollectible Expense	7,759	8,688
Pension, SERP and PBOP Income, Net	(20,460)	(27,750)
Pension Contributions	—	(10,000)
Regulatory Under Recoveries, Net	(126,487)	(106,074)
Amortization of Regulatory Assets, Net	21,385	49,367
Cost of Removal Expenditures	(33,750)	(26,337)
Payment in 2022 of Withheld Property Taxes	—	(76,084)
Other	(12,211)	(24,635)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(9,745)	35,107
Taxes Receivable/Accrued, Net	28,662	58,289
Accounts Payable	(68,720)	(98,187)
Other Current Assets and Liabilities, Net	(71,745)	(18,644)
Net Cash Flows Provided by Operating Activities	233,462	197,127

Investing Activities:
Investments in Property, Plant and Equipment	(677,596)	(443,978)
Other Investing Activities	48	118
Net Cash Flows Used in Investing Activities	(677,548)	(443,860)

Financing Activities:
Cash Dividends on Common Stock	(327,400)	(143,800)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	—	450,000
Capital Contributions from Eversource Parent	112,300	50,000
Increase in Notes Payable to Eversource Parent	—	3,200
Increase/(Decrease) in Notes Payable	324,000	(99,500)
Other Financing Activities	8	(7,642)
Net Cash Flows Provided by Financing Activities	107,928	251,278
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(336,158)	4,545
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	345,293	18,179
Cash and Restricted Cash - End of Period	$9,135	$22,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$140	$136
Receivables, Net (net of allowance for uncollectible accounts of $12,744 and $29,236 as of June 30, 2023 and December 31, 2022, respectively)	148,324	173,337
Accounts Receivable from Affiliated Companies	20,042	8,193
Unbilled Revenues	56,258	72,713
Taxes Receivable	25,236	27,978
Materials, Supplies and REC Inventory	57,982	34,521
Regulatory Assets	152,019	102,240
Special Deposits	32,856	33,140
Prepayments and Other Current Assets	23,589	13,297
Total Current Assets	516,446	465,555
Property, Plant and Equipment, Net	4,288,606	4,060,224
Deferred Debits and Other Assets:
Regulatory Assets	731,621	593,974
Prepaid Pension	78,552	66,384
Other Long-Term Assets	12,179	16,517
Total Deferred Debits and Other Assets	822,352	676,875
Total Assets	$5,627,404	$5,202,654

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$226,300	$173,300
Long-Term Debt – Current Portion	325,000	29,668
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	229,796	291,556
Accounts Payable to Affiliated Companies	33,086	36,231
Regulatory Liabilities	83,215	161,963
Other Current Liabilities	59,575	59,616
Total Current Liabilities	1,000,182	795,544
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	654,262	562,802
Regulatory Liabilities	395,652	391,628
Other Long-Term Liabilities	39,101	37,087
Total Deferred Credits and Other Liabilities	1,089,015	991,517
Long-Term Debt	1,134,402	1,134,914
Rate Reduction Bonds	388,887	410,492
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,398,134	1,298,134
Retained Earnings	616,784	572,126
Accumulated Other Comprehensive Loss	—	(73)
Common Stockholder's Equity	2,014,918	1,870,187
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$5,627,404	$5,202,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$350,070	$307,055	$770,225	$646,482

Operating Expenses:
Purchased Power and Transmission	144,829	110,803	371,514	236,647
Operations and Maintenance	64,503	66,730	132,298	126,303
Depreciation	34,702	31,557	68,790	62,810
Amortization of Regulatory (Liabilities)/Assets, Net	(19,954)	9,218	(25,271)	36,052
Energy Efficiency Programs	9,149	8,817	19,376	17,535
Taxes Other Than Income Taxes	25,531	25,261	47,636	48,046
Total Operating Expenses	258,760	252,386	614,343	527,393
Operating Income	91,310	54,669	155,882	119,089
Interest Expense	19,106	14,757	36,649	28,402
Other Income, Net	6,301	7,782	12,019	15,292
Income Before Income Tax Expense	78,505	47,694	131,252	105,979
Income Tax Expense	18,143	10,656	30,594	23,355
Net Income	$60,362	$37,038	$100,658	$82,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$60,362	$37,038	$100,658	$82,624
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(30)	73	(78)
Other Comprehensive (Loss)/Income, Net of Tax	—	(30)	73	(78)
Comprehensive Income	$60,362	$37,008	$100,731	$82,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	—	1,298,134	584,422	—	1,882,556
Net Income				60,362		60,362
Dividends on Common Stock				(28,000)		(28,000)
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of June 30, 2023	301	$—	$1,398,134	$616,784	$—	$2,014,918

	For the Six Months Ended June 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	—	1,088,134	524,142	(25)	1,612,251
Net Income				37,038		37,038
Dividends on Common Stock				(26,000)		(26,000)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Loss					(30)	(30)
Balance as of June 30, 2022	301	$—	$1,268,134	$535,180	$(55)	$1,803,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$100,658	$82,624
Adjustments to Reconcile Net Income to Net Cash Flows (Used In)/Provided by Operating Activities:
Depreciation	68,790	62,810
Deferred Income Taxes	89,761	3,137
Uncollectible Expense	(451)	4,544
Pension, SERP and PBOP Income, Net	(5,197)	(8,118)
Regulatory Under Recoveries, Net	(244,668)	(1,744)
Amortization of Regulatory (Liabilities)/Assets, Net	(25,271)	36,052
Cost of Removal Expenditures	(15,678)	(16,560)
Other	3,896	4,436
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	12,223	(17,306)
Taxes Receivable/Accrued, Net	4,357	10,138
Accounts Payable	(45,255)	15,920
Other Current Assets and Liabilities, Net	(35,773)	(35,559)
Net Cash Flows (Used In)/Provided by Operating Activities	(92,608)	140,374

Investing Activities:
Investments in Property, Plant and Equipment	(276,676)	(226,975)
Other Investing Activities	296	726
Net Cash Flows Used in Investing Activities	(276,380)	(226,249)

Financing Activities:
Cash Dividends on Common Stock	(56,000)	(52,000)
Capital Contributions from Eversource Parent	100,000	180,000
Issuance of Long-Term Debt	300,000	—
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Increase/(Decrease) in Notes Payable to Eversource Parent	53,000	(21,300)
Other Financing Activities	(5,460)	(47)
Net Cash Flows Provided by Financing Activities	369,935	85,048
Net Increase/(Decrease) in Cash and Restricted Cash	947	(827)
Cash and Restricted Cash - Beginning of Period	36,812	35,126
Cash and Restricted Cash - End of Period	$37,759	$34,299

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2023 and December 31, 2022, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2023 and 2022, and the cash flows for the six months ended June 30, 2023 and 2022. The results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of June 30, 2023 adequately reflected the collection risk and net realizable value for its receivables.

As of both June 30, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of June 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (2)
Three Months Ended 2023
Beginning Balance	$318.7	$216.4	$535.1	$216.2	$37.2	$253.4	$42.0	$52.6	$94.6	$33.5
Uncollectible Expense	—	1.4	1.4	—	0.9	0.9	—	3.1	3.1	(5.5)
Uncollectible Costs Deferred (1)	27.0	(5.5)	21.5	16.6	3.4	20.0	3.7	3.9	7.6	(13.5)
Write-Offs	(8.1)	(21.8)	(29.9)	(6.8)	(6.7)	(13.5)	(0.1)	(8.6)	(8.7)	(2.0)
Recoveries Collected	0.6	3.7	4.3	0.5	1.5	2.0	—	1.2	1.2	0.2
Ending Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7

Six Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	24.2	24.2	—	4.8	4.8	—	7.8	7.8	(0.5)
Uncollectible Costs Deferred (1)	70.8	8.7	79.5	50.9	6.1	57.0	2.4	9.3	11.7	(12.2)
Write-Offs	(17.8)	(48.0)	(65.8)	(14.1)	(13.7)	(27.8)	(0.5)	(18.9)	(19.4)	(4.2)
Recoveries Collected	0.8	7.4	8.2	0.8	2.7	3.5	—	2.7	2.7	0.4
Ending Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2022
Beginning Balance	$225.5	$206.7	$432.2	$140.1	$40.4	$180.5	$39.7	$55.1	$94.8	$26.2
Uncollectible Expense	—	12.9	12.9	—	2.9	2.9	—	4.0	4.0	2.0
Uncollectible Costs Deferred (1)	21.4	12.6	34.0	15.0	2.2	17.2	5.4	2.4	7.8	0.1
Write-Offs	(4.6)	(21.1)	(25.7)	(3.3)	(6.2)	(9.5)	(0.1)	(7.7)	(7.8)	(1.3)
Recoveries Collected	0.4	4.0	4.4	0.3	1.3	1.6	—	1.7	1.7	0.3
Ending Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3

Six Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	30.0	30.0	—	6.7	6.7	—	8.7	8.7	4.5
Uncollectible Costs Deferred (1)	22.4	27.3	49.7	11.0	—	11.0	2.1	7.8	9.9	1.1
Write-Offs	(6.9)	(43.1)	(50.0)	(4.4)	(6.7)	(11.1)	(0.4)	(18.3)	(18.7)	(3.1)
Recoveries Collected	1.1	9.6	10.7	0.9	3.9	4.8	—	3.6	3.6	0.5
Ending Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3

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

(2) In connection with PSNH’s pole purchase agreement on May 1, 2023, the purchase price included the forgiveness of previously reserved receivables for reimbursement of operation and maintenance and vegetation management costs.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 1E, “Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates,” Note 4, "Derivative Instruments," Note 5, "Marketable Securities," and Note 10, "Fair Value of Financial Instruments," to the financial statements.

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2023				June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$33.3	$8.4	$14.1	$3.9	$54.9	$16.2	$21.4	$6.7
AFUDC Equity	19.0	4.6	12.0	1.1	11.2	2.8	6.1	0.6
Equity in Earnings of Unconsolidated Affiliates (1)	5.0	—	0.1	—	16.6	—	0.1	—
Investment (Loss)/Income	(1.4)	(1.1)	0.3	(0.3)	1.3	(0.7)	0.5	0.1
Interest Income	21.4	1.5	14.4	1.2	9.5	1.5	6.1	0.4
Other (1)	17.6	—	—	0.4	0.4	—	0.1	—
Total Other Income, Net	$94.9	$13.4	$40.9	$6.3	$93.9	$19.8	$34.3	$7.8

	For the Six Months Ended
	June 30, 2023				June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$68.1	$17.9	$28.8	$8.1	$109.2	$32.1	$42.4	$13.3
AFUDC Equity	34.5	8.7	21.5	1.8	21.1	5.6	11.0	1.0
Equity in Earnings of Unconsolidated Affiliates (1)	8.8	—	0.2	—	17.1	—	0.1	—
Investment (Loss)/Income	(3.1)	(1.7)	(0.2)	(0.4)	1.1	(1.1)	0.2	0.3
Interest Income	44.5	3.4	30.4	2.1	16.1	2.8	9.6	0.7
Other (1)	31.1	—	0.1	0.4	0.8	—	0.2	—
Total Other Income, Net	$183.9	$28.3	$80.8	$12.0	$165.4	$39.4	$63.5	$15.3

(1)    Eversource’s equity method investment in a renewable energy fund was liquidated in March 2023. Liquidation proceeds in excess of the carrying value were recorded in both the first and second quarters of 2023 within Other in the table above. See Note 1E, "Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates," for further information. For the three and six months ended June 30, 2022, pre-tax income of $12.2 million associated with this investment was included in Equity in Earnings of Unconsolidated Affiliates within Other Income, Net in the table above.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance
(Millions of Dollars)	Ownership Interest	As of June 30, 2023	As of December 31, 2022
Offshore Wind Business - North East Offshore	50%	$2,083.1	$1,947.1
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	116.4	118.8
Renewable Energy Investment Fund	90%	—	84.1
Other	various	27.8	26.1
Total Investments in Unconsolidated Affiliates		$2,227.3	$2,176.1

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

Offshore Wind Business: Eversource’s offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs for the Revolution Wind and South Fork Wind projects and an Offshore Wind Renewable Energy Certificate (OREC) contract for the Sunrise Wind project, as well as an uncommitted offshore lease area. The offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300-square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts. The offshore wind investment includes capital expenditures for the three offshore wind projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. On May 25, 2023, Eversource announced that it has completed this review. As a result of completing this review, Eversource announced the following updates:

•On May 25, 2023, Eversource entered into a purchase and sale agreement with Ørsted for its 50 percent interest in an uncommitted lease area of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts for $625 million in an all-cash transaction. Ørsted currently owns the other 50 percent share of the uncommitted lease area. This transaction is expected to close by the end of the third quarter of 2023, subject to regulatory approvals.
•On May 25, 2023, Eversource entered into a binding letter of intent with Ørsted to use $575 million of the proceeds from the lease area sale to provide tax equity for the South Fork Wind project through a new tax equity ownership interest. As a 50 percent joint owner in South Fork Wind at the time of this transaction, half of that amount will be returned to Eversource. Eversource will recover its $575 million tax equity investment primarily in the form of investment tax credits that will be received around the time of the project’s commercial operation date, with the majority used in the fourth quarter of 2023 and the first half of 2024 to lower Eversource’s cash tax obligation. Construction of South Fork Wind commenced in early 2022, with commercial operation expected in late 2023. Eversource’s tax equity investment in South Fork Wind is also expected to close in the third quarter of 2023.
•Eversource has also determined that it will continue to pursue the sale of its existing 50 percent interest in its three jointly-owned, contracted offshore wind projects.

In connection with these developments in the strategic review, Eversource has evaluated its aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The current estimate of fair value is based on the expected sale price of Eversource’s 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, the value of the tax equity ownership interest, and the expectation of a successful repricing of the Sunrise Wind OREC contract. As a result, Eversource recognized a pre-tax other-than-temporary impairment charge of $401.0 million ($331.0 million after-tax, which includes the impact of a $40 million valuation allowance for federal and state capital loss carryforwards) in the second quarter of 2023. The fair value of the investment will be updated based on final sales prices and final sales terms, final OREC pricing for the Sunrise Wind contract, and investment tax credit qualifications (including any investment tax credit adders), and changes to our estimates of these items could result in an adjustment to this impairment charge.

The impairment evaluation involved judgments in developing the estimate and timing of future cash flows arising from the anticipated sale transactions and from expected investment tax credits resulting from the tax equity ownership interest in South Fork Wind, and in the selection of the discount rate used to determine fair value, all of which are Level 3 fair value measurements.

The impairment charge is a non-cash charge and will not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to North East Offshore up to the time of the sale of the offshore wind projects. Proceeds from the transaction will be used to pay off parent company debt. Eversource’s strategic review of its offshore wind investment does not impact the presentation of the June 30, 2023 financial statements.

Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation totaled $147.0 million and are included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows. Of this amount, $123.4 million was received in the first quarter of 2023, and $23.6 million was received from escrow in the second quarter of 2023. A portion of the proceeds was used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in the first quarter of 2023. The liquidation benefit received in excess of the investment’s carrying value and the charitable contribution are included in Other Income, Net on the statement of income.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Eversource	$44.7	$44.5	$99.7	$93.1
CL&P	38.9	39.0	82.0	76.8

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2023	As of June 30, 2022
Eversource	$457.5	$357.2
CL&P	104.8	96.7
NSTAR Electric	113.4	75.1
PSNH	59.6	49.6

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$42.2	$14.2	$6.5	$0.1	$374.6	$11.3	$327.7	$0.1
Restricted cash included in:
Special Deposits	75.6	9.0	2.3	32.9	102.2	8.8	17.5	33.1
Marketable Securities	42.6	0.9	0.3	1.6	25.4	0.2	0.1	0.4
Other Long-Term Assets	17.6	—	—	3.2	19.6	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$178.0	$24.1	$9.1	$37.8	$521.8	$20.3	$345.3	$36.8

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

Restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash included $20.0 million recorded as short-term in Special Deposits as of both June 30, 2023 and December 31, 2022, and $14.4 million and $15.9 million recorded in Other Long-Term Assets on the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,680.7	$875.2	$552.9	$252.6	$1,379.1	$799.3	$484.4	$95.4
Regulatory Tracking Mechanisms	1,075.7	286.6	438.3	136.9	1,075.3	216.8	391.5	73.7
Benefit Costs	873.9	144.1	282.2	52.3	921.7	156.7	299.5	56.6
Income Taxes, Net	864.7	499.8	121.7	12.7	853.3	491.1	115.6	16.0
Securitized Stranded Costs	414.1	—	—	414.1	435.7	—	—	435.7
Goodwill-related	272.5	—	234.0	—	281.0	—	241.2	—
Derivative Liabilities	152.1	152.1	—	—	181.8	181.8	—	—
Asset Retirement Obligations	132.1	37.1	69.4	4.5	127.9	35.9	68.2	4.4
Other Regulatory Assets	307.2	24.4	101.7	10.5	322.5	26.2	114.0	14.4
Total Regulatory Assets	5,773.0	2,019.3	1,800.2	883.6	5,578.3	1,907.8	1,714.4	696.2
Less: Current Portion	1,382.2	417.8	569.7	152.0	1,335.5	314.1	492.8	102.2
Total Long-Term Regulatory Assets	$4,390.8	$1,601.5	$1,230.5	$731.6	$4,242.8	$1,593.7	$1,221.6	$594.0

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $248.3 million (including $164.4 million for CL&P, $23.7 million for NSTAR Electric and $1.1 million for PSNH) and $210.8 million (including $135.9 million for CL&P, $19.8 million for NSTAR Electric and $1.0 million for PSNH) of additional regulatory costs as of June 30, 2023 and December 31, 2022, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of both June 30, 2023 and December 31, 2022, these regulatory costs included incremental COVID-19 related non-tracked uncollectible expense deferred of $29.8 million at Eversource, $11.8 million at CL&P, and $2.2 million at NSTAR Electric.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,584.1	$976.5	$923.6	$343.7	$2,619.3	$983.6	$944.3	$348.6
Cost of Removal	660.9	147.1	412.8	19.3	670.6	130.8	405.3	14.7
Regulatory Tracking Mechanisms	683.7	215.4	290.7	77.4	890.8	361.0	336.1	155.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	312.7	42.3	157.8	32.7	270.9	34.5	139.7	28.8
AFUDC - Transmission	110.2	51.5	58.7	—	98.2	48.2	50.0	—
Benefit Costs	50.1	0.6	25.7	—	55.4	0.7	31.4	—
Other Regulatory Liabilities	219.5	44.2	14.5	5.8	215.9	40.6	14.5	6.5
Total Regulatory Liabilities	4,621.2	1,477.6	1,883.8	478.9	4,821.1	1,599.4	1,921.3	553.6
Less: Current Portion	653.8	185.3	321.2	83.2	890.8	336.0	373.2	162.0
Total Long-Term Regulatory Liabilities	$3,967.4	$1,292.3	$1,562.6	$395.7	$3,930.3	$1,263.4	$1,548.1	$391.6

Recent Regulatory Development:

PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which PSNH would acquire both jointly-owned and solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the Pole Plant Adjustment Mechanism (PPAM), subject to consummation of the purchase agreement. The purchase agreement was finalized on May 1, 2023 for a purchase price of $23.3 million. Upon consummation of the purchase agreement, PSNH established a regulatory asset of $16.9 million for operation and maintenance expenses and vegetation management expenses associated with the purchased poles incurred from February 10, 2021 through April 30, 2023 that PSNH is authorized to collect through the PPAM regulatory tracking mechanism. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2023	As of December 31, 2022
(Millions of Dollars)
Distribution - Electric	$18,984.3	$18,326.2
Distribution - Natural Gas	7,667.0	7,443.8
Transmission - Electric	14,106.9	13,709.3
Distribution - Water	2,158.9	2,112.6
Solar	200.8	200.8
Utility	43,117.9	41,792.7
Other (1)	1,856.0	1,738.1
Property, Plant and Equipment, Gross	44,973.9	43,530.8
Less: Accumulated Depreciation
Utility	(9,483.3)	(9,167.4)
Other	(783.4)	(706.1)
Total Accumulated Depreciation	(10,266.7)	(9,873.5)
Property, Plant and Equipment, Net	34,707.2	33,657.3
Construction Work in Progress	2,871.0	2,455.5
Total Property, Plant and Equipment, Net	$37,578.2	$36,112.8

	As of June 30, 2023			As of December 31, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,652.7	$8,672.3	$2,699.6	$7,370.1	$8,410.0	$2,586.4
Transmission - Electric	6,327.6	5,457.9	2,323.1	6,165.1	5,333.8	2,212.0
Solar	—	200.8	—	—	200.8	—
Property, Plant and Equipment, Gross	13,980.3	14,331.0	5,022.7	13,535.2	13,944.6	4,798.4
Less: Accumulated Depreciation	(2,640.2)	(3,480.8)	(956.6)	(2,567.1)	(3,381.2)	(912.3)
Property, Plant and Equipment, Net	11,340.1	10,850.2	4,066.1	10,968.1	10,563.4	3,886.1
Construction Work in Progress	478.7	1,259.2	222.5	498.9	1,063.6	174.1
Total Property, Plant and Equipment, Net	$11,818.8	$12,109.4	$4,288.6	$11,467.0	$11,627.0	$4,060.2

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2023			As of December 31, 2022
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$17.0	$(0.5)	$16.5	$16.3	$(0.5)	$15.8
Long-Term Derivative Assets	Level 3	20.6	(0.6)	20.0	28.8	(0.9)	27.9
Current Derivative Liabilities	Level 3	(85.2)	—	(85.2)	(81.6)	—	(81.6)
Long-Term Derivative Liabilities	Level 3	(103.4)	—	(103.4)	(143.9)	—	(143.9)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both June 30, 2023 and December 31, 2022 were 674 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

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

The following is a summary of the significant unobservable inputs utilized in the valuations of the derivative contracts classified as Level 3:

	As of June 30, 2023						As of December 31, 2022
CL&P	Range			Average		Period Covered	Range			Average		Period Covered
Forward Reserve Prices	$0.44	—	$7.50	$3.97	per kW-Month	2023 - 2024	$0.44	—	$0.50	$0.47	per kW-Month	2023 - 2024

Exit price premiums of 1.8 percent through 6.1 percent, or a weighted average of 5.0 percent, are also Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

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

CL&P	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022	2023	2022
Derivatives, Net:
Fair Value as of Beginning of Period	$(168.8)	$(229.4)	$(181.8)	$(249.2)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	1.8	2.6	(0.1)	8.8
Settlements	14.9	13.5	29.8	27.1
Fair Value as of End of Period	$(152.1)	$(213.3)	$(152.1)	$(213.3)

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of June 30, 2023 and December 31, 2022 was $3.1 million and $20.0 million, respectively.  For each of the three months ended June 30, 2023 and 2022, there were unrealized losses of $4.7 million recorded in Other Income, Net related to these equity securities. For the six months ended June 30, 2023 and 2022, there were unrealized losses of $3.9 million and $9.1 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $161.6 million and $170.1 million as of June 30, 2023 and December 31, 2022, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of June 30, 2023				As of December 31, 2022
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$203.6	$0.1	$(10.9)	$192.8	$201.6	$0.1	$(16.2)	$185.5

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There were $1.2 million of unrealized losses recorded on securities intended to be sold for the six months ended June 30, 2023 that were included in Other Income, Net. There have been no credit losses for the three and six months ended June 30, 2023 and 2022, and no allowance for credit losses as of June 30, 2023. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $165.8 million and $163.2 million as of June 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of June 30, 2023 and December 31, 2022 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

As of June 30, 2023, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$46.6	$46.6
One to five years	31.5	30.6
Six to ten years	39.3	37.4
Greater than ten years	86.2	78.2
Total Debt Securities	$203.6	$192.8

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2023	As of December 31, 2022
Level 1:
Mutual Funds and Equities	$164.7	$190.1
Money Market Funds	42.6	25.4
Total Level 1	$207.3	$215.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$81.9	$82.3
Corporate Debt Securities	41.5	46.1
Asset-Backed Debt Securities	6.4	8.6
Municipal Bonds	9.7	12.7
Other Fixed Income Securities	10.7	10.4
Total Level 2	$150.2	$160.1
Total Marketable Securities	$357.5	$375.6

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$529.0	$1,442.2	$1,471.0	$557.8	5.31%	4.63%
NSTAR Electric Commercial Paper Program	324.0	—	326.0	650.0	5.17%	—%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire on May 10, 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in July 2023, $297.5 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt on Eversource’s balance sheet as of June 30, 2023.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2023, there were intercompany loans from Eversource parent to CL&P of $449.0 million and to PSNH of $226.3 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in July 2023, $297.5 million of CL&P's intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of June 30, 2023.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Availability under Long-Term Debt Issuance Authorizations: On June 7, 2023, PURA approved Yankee Gas’ request for authorization to issue up to $350 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2023	As of December 31, 2022
Restricted Cash - Current Portion (included in Current Assets)	$31.3	$32.4
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	414.1	435.7
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.5	6.0
Accrued Interest (included in Other Current Liabilities)	6.6	6.9
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	388.9	410.5

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	3.9	4.3	8.0	8.7

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

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.7	$3.1	$1.9	$1.1	$2.0	$0.3	$0.3	$0.2
Interest Cost	63.5	12.7	13.5	6.8	8.4	1.5	2.3	0.9
Expected Return on Plan Assets	(116.5)	(23.7)	(28.5)	(12.5)	(19.5)	(2.3)	(9.3)	(1.4)
Actuarial Loss	11.6	0.6	4.0	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.3)	0.1
Settlement Loss	3.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(26.7)	$(7.3)	$(9.0)	$(4.2)	$(14.5)	$(0.2)	$(11.0)	$(0.2)
Intercompany Income Allocations	N/A	(0.6)	(0.4)	(0.1)	N/A	(0.4)	(0.5)	(0.1)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.7	$6.1	$4.0	$2.2	$3.8	$0.6	$0.6	$0.4
Interest Cost	127.2	25.3	27.0	13.6	16.9	3.1	4.6	1.8
Expected Return on Plan Assets	(232.4)	(47.1)	(56.9)	(24.8)	(38.6)	(4.7)	(18.5)	(2.8)
Actuarial Loss	24.1	1.4	8.9	0.8	—	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.6	(8.5)	0.2
Settlement Loss	3.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(55.1)	$(14.3)	$(16.8)	$(8.2)	$(28.7)	$(0.4)	$(21.8)	$(0.4)
Intercompany Income Allocations	N/A	(2.6)	(2.1)	(0.6)	N/A	(0.9)	(1.1)	(0.3)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.5	$4.7	$3.4	$1.7	$3.0	$0.5	$0.5	$0.3
Interest Cost	38.6	7.8	8.2	4.2	5.1	0.9	1.3	0.6
Expected Return on Plan Assets	(130.7)	(26.5)	(32.1)	(14.0)	(22.6)	(2.8)	(10.6)	(1.7)
Actuarial Loss	28.4	4.0	8.1	1.9	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(45.9)	$(10.0)	$(12.3)	$(6.2)	$(19.9)	$(1.1)	$(13.0)	$(0.7)
Intercompany Income Allocations	N/A	$(4.1)	$(3.2)	$(0.9)	N/A	$(0.9)	$(0.9)	$(0.3)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$35.2	$9.2	$7.0	$3.5	$5.8	$1.0	$1.0	$0.5
Interest Cost	77.2	15.6	16.3	8.4	10.1	1.8	2.6	1.1
Expected Return on Plan Assets	(262.4)	(53.1)	(64.1)	(28.1)	(45.0)	(5.6)	(21.2)	(3.3)
Actuarial Loss	59.1	8.2	16.6	4.1	—	—	—	—
Prior Service Cost/(Credit)	0.7	—	0.2	—	(10.8)	0.5	(8.5)	0.2
Total Net Periodic Benefit Plan Income	$(90.2)	$(20.1)	$(24.0)	$(12.1)	$(39.9)	$(2.3)	$(26.1)	$(1.5)
Intercompany Income Allocations	N/A	$(7.9)	$(6.1)	$(1.7)	N/A	$(1.8)	$(1.8)	$(0.6)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2023		As of December 31, 2022
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	62	$130.9	59	$122.6
CL&P	13	12.3	13	13.9
NSTAR Electric	12	5.5	10	3.4
PSNH	8	7.7	8	6.1

The increase in the reserve balance was due primarily to the addition of one environmental site at NSTAR Gas, two additional environmental sites at NSTAR Electric, and changes in cost estimates at certain MGP sites at our natural gas companies and PSNH for which additional remediation will be required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $121.1 million and $112.6 million as of June 30, 2023 and December 31, 2022, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.4 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of June 30, 2023
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore	Construction-related purchase agreements with third-party contractors (1)	$726.4	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	742.8	2025 - 2028
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	405.1	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	83.9	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore (5)	53.5	(5)
South Fork Wind, LLC	Power Purchase Agreement Security (6)	7.1	(6)
Sunrise Wind LLC	OREC capacity production (7)	11.0	(7)
Bay State Wind LLC	Real estate purchase	2.5	2024
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (8)	14.2	—
Various	Surety bonds (9)	38.2	2023 - 2024
Eversource Service	Lease payments for real estate	0.3	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contractors, in an aggregate amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 5, below.

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $925.6 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and October 2028 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $547.2 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from May 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $171.5 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from September 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

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

(8)    On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, which holds Eversource's investments in offshore wind-related equity method investments, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. In January 2022, EI issued two letters of credit on behalf of South Fork Wind, LLC related to future decommissioning obligations of certain onshore transmission assets totaling $4.3 million. In June 2023, EI issued an additional letter of credit on behalf of Sunrise Wind LLC related to future environmental remediation in the amount of $9.9 million.

(9)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Third Quarter 2023 Guarantees: In the third quarter of 2023, Eversource parent issued an additional guaranty on behalf of Sunrise Wind LLC totaling $143.0 million, whereby Eversource parent will guarantee Sunrise Wind LLC’s performance of certain construction obligations.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2023 and December 31, 2022.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.5	$116.2	$99.3	$43.0	$37.2	$—	$—
Long-Term Debt	23,834.4	21,761.1	4,607.3	4,252.5	4,426.9	4,106.7	1,459.4	1,281.1
Rate Reduction Bonds	432.1	407.9	—	—	—	—	432.1	407.9

As of December 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.7	$116.2	$99.2	$43.0	$37.5	$—	$—
Long-Term Debt	21,044.1	18,891.3	4,216.5	3,828.3	4,425.1	4,091.8	1,164.6	970.5
Rate Reduction Bonds	453.7	424.7	—	—	—	—	453.7	424.7

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(1.2)	$(37.8)	$(39.4)	$(0.4)	$0.4	$(42.3)	$(42.3)

OCI Before Reclassifications	—	—	0.1	0.1	—	(1.3)	(2.5)	(3.8)
Amounts Reclassified from AOCI	—	1.2	6.0	7.2	—	—	3.2	3.2
Net OCI	—	1.2	6.1	7.3	—	(1.3)	0.7	(0.6)
Balance as of End of Period	$(0.4)	$—	$(31.7)	$(32.1)	$(0.4)	$(0.9)	$(41.6)	$(42.9)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of		Issued as of
	Par Value	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Eversource	$5	410,000,000	380,000,000	359,984,073	359,984,073
CL&P	$10	24,500,000	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100,000,000	200	200
PSNH	$1	100,000,000	100,000,000	301	301

Treasury Shares: As of June 30, 2023 and December 31, 2022, there were 10,962,137 and 11,540,218 Eversource common shares held as treasury shares, respectively. As of June 30, 2023 and December 31, 2022, there were 349,021,936 and 348,443,855 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2023 and 2022 and $3.8 million for each of the six months ended June 30, 2023 and 2022. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2023 and December 31, 2022. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and six months ended June 30, 2023 and 2022, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income Attributable to Common Shareholders	$15.4	$291.9	$506.6	$735.3
Weighted Average Common Shares Outstanding:
Basic	349,462,359	345,893,714	349,339,752	345,525,030
Dilutive Effect	267,623	401,764	331,244	453,276
Diluted	349,729,982	346,295,478	349,670,996	345,978,306
Basic and Diluted EPS	$0.04	$0.84	$1.45	$2.13

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,142.2	$198.4	$—	$38.9	$—	$—	$1,379.5
Commercial	692.1	129.9	—	18.2	—	(1.2)	839.0
Industrial	84.9	41.9	—	1.1	—	(4.7)	123.2
Total Retail Tariff Sales Revenues	1,919.2	370.2	—	58.2	—	(5.9)	2,341.7
Wholesale Transmission Revenues	—	—	403.0	—	—	(303.8)	99.2
Wholesale Market Sales Revenues	112.3	39.8	—	1.0	—	—	153.1
Other Revenues from Contracts with Customers	21.0	1.1	4.5	2.0	408.8	(405.8)	31.6
Total Revenues from Contracts with Customers	2,052.5	411.1	407.5	61.2	408.8	(715.5)	2,625.6
Alternative Revenue Programs	(3.0)	(3.1)	72.5	(3.4)	—	(65.7)	(2.7)
Other Revenues	4.9	1.1	0.1	0.3	—	—	6.4
Total Operating Revenues	$2,054.4	$409.1	$480.1	$58.1	$408.8	$(781.2)	$2,629.3

	For the Six Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,606.2	$774.9	$—	$67.9	$—	$—	$3,449.0
Commercial	1,480.5	450.0	—	33.7	—	(2.3)	1,961.9
Industrial	174.1	111.4	—	2.1	—	(9.7)	277.9
Total Retail Tariff Sales Revenues	4,260.8	1,336.3	—	103.7	—	(12.0)	5,688.8
Wholesale Transmission Revenues	—	—	838.1	—	—	(629.1)	209.0
Wholesale Market Sales Revenues	329.6	88.9	—	1.8	—	—	420.3
Other Revenues from Contracts with Customers	39.2	2.7	9.1	4.0	822.7	(818.3)	59.4
Total Revenues from Contracts with Customers	4,629.6	1,427.9	847.2	109.5	822.7	(1,459.4)	6,377.5
Alternative Revenue Programs	3.1	24.3	91.2	(1.7)	—	(82.7)	34.2
Other Revenues	10.3	2.1	0.4	0.5	—	—	13.3
Total Operating Revenues	$4,643.0	$1,454.3	$938.8	$108.3	$822.7	$(1,542.1)	$6,425.0

	For the Three Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,004.8	$218.5	$—	$35.3	$—	$—	$1,258.6
Commercial	664.1	122.6	—	16.7	—	(1.4)	802.0
Industrial	88.9	43.5	—	1.1	—	(5.1)	128.4
Total Retail Tariff Sales Revenues	1,757.8	384.6	—	53.1	—	(6.5)	2,189.0
Wholesale Transmission Revenues	—	—	334.5	—	25.1	(266.4)	93.2
Wholesale Market Sales Revenues	212.6	33.2	—	0.9	—	—	246.7
Other Revenues from Contracts with Customers	24.9	1.2	3.9	1.9	310.6	(309.8)	32.7
Total Revenues from Contracts with Customers	1,995.3	419.0	338.4	55.9	335.7	(582.7)	2,561.6
Alternative Revenue Programs	6.8	(3.0)	119.0	(1.4)	—	(113.2)	8.2
Other Revenues	2.3	0.2	0.2	0.1	—	—	2.8
Total Operating Revenues	$2,004.4	$416.2	$457.6	$54.6	$335.7	$(695.9)	$2,572.6

	For the Six Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,191.0	$775.3	$—	$63.4	$—	$—	$3,029.7
Commercial	1,325.5	380.1	—	31.3	—	(2.5)	1,734.4
Industrial	178.5	111.6	—	2.2	—	(9.6)	282.7
Total Retail Tariff Sales Revenues	3,695.0	1,267.0	—	96.9	—	(12.1)	5,046.8
Wholesale Transmission Revenues	—	—	780.7	—	49.6	(631.1)	199.2
Wholesale Market Sales Revenues	578.1	66.7	—	1.7	—	—	646.5
Other Revenues from Contracts with Customers	36.1	2.2	7.0	4.2	669.7	(662.9)	56.3
Amortization of/(Reserve for) Revenues Subject to Refund (1)	64.9	—	0.7	(0.7)	—	—	64.9
Total Revenues from Contracts with Customers	4,374.1	1,335.9	788.4	102.1	719.3	(1,306.1)	6,013.7
Alternative Revenue Programs	11.5	7.2	104.0	0.8	—	(99.6)	23.9
Other Revenues	5.1	0.7	0.4	0.2	—	—	6.4
Total Operating Revenues	$4,390.7	$1,343.8	$892.8	$103.1	$719.3	$(1,405.7)	$6,044.0

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$593.7	$370.5	$178.0	$526.1	$326.9	$151.8
Commercial	255.0	347.2	90.2	255.3	327.8	81.7
Industrial	31.3	31.1	22.5	36.0	30.6	22.3
Total Retail Tariff Sales Revenues	880.0	748.8	290.7	817.4	685.3	255.8
Wholesale Transmission Revenues	172.5	166.9	63.6	115.8	163.6	55.1
Wholesale Market Sales Revenues	62.9	32.5	16.9	143.4	47.8	21.4
Other Revenues from Contracts with Customers	8.8	12.9	4.4	14.7	11.8	3.0
Total Revenues from Contracts with Customers	1,124.2	961.1	375.6	1,091.3	908.5	335.3
Alternative Revenue Programs	52.6	(5.0)	21.9	92.2	14.3	19.3
Other Revenues	2.5	1.8	0.7	0.2	1.6	0.7
Eliminations	(145.2)	(138.9)	(48.1)	(148.0)	(140.7)	(48.2)
Total Operating Revenues	$1,034.1	$819.0	$350.1	$1,035.7	$783.7	$307.1

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,355.9	$838.3	$412.0	$1,125.2	$731.5	$334.3
Commercial	550.3	731.5	198.8	497.5	659.1	170.1
Industrial	65.2	63.8	45.1	69.5	64.7	44.3
Total Retail Tariff Sales Revenues	1,971.4	1,633.6	655.9	1,692.2	1,455.3	548.7
Wholesale Transmission Revenues	368.3	334.7	135.1	325.0	328.8	126.9
Wholesale Market Sales Revenues	217.6	73.6	38.4	423.4	105.6	49.1
Other Revenues from Contracts with Customers	17.0	23.6	7.3	15.3	23.4	5.7
Amortization of Revenues Subject to Refund (1)	1.7	—	—	65.6	—	—
Total Revenues from Contracts with Customers	2,576.0	2,065.5	836.7	2,521.5	1,913.1	730.4
Alternative Revenue Programs	77.3	(14.5)	31.5	93.4	6.1	16.0
Other Revenues	4.7	4.3	1.7	0.3	3.6	1.6
Eliminations	(284.9)	(280.0)	(99.7)	(293.7)	(276.0)	(101.5)
Total Operating Revenues	$2,373.1	$1,775.3	$770.2	$2,321.5	$1,646.8	$646.5

(1)    Amortization of/(Reserve for) Revenues Subject to Refund within the Electric Distribution segment in the first half of 2022 represents customer credits being distributed to CL&P’s customers on retail electric bills as a result of the October 2021 CL&P settlement agreement and the 2021 civil penalty for non-compliance with storm performance standards. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million was refunded over a one year billing period, which began September 1, 2021.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,054.4	$409.1	$480.1	$58.1	$408.8	$(781.2)	$2,629.3
Depreciation and Amortization	82.1	(41.7)	(92.0)	(14.1)	(38.0)	2.2	(101.5)
Other Operating Expenses	(1,905.2)	(339.4)	(136.2)	(28.6)	(337.2)	779.5	(1,967.1)
Operating Income	$231.3	$28.0	$251.9	$15.4	$33.6	$0.5	$560.7
Interest Expense	$(68.2)	$(21.5)	$(42.2)	$(9.2)	$(100.6)	$34.4	$(207.3)
Impairment of Offshore Wind Investment	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	47.9	9.7	9.5	1.5	100.9	(74.6)	94.9
Net Income Attributable to Common Shareholders	165.5	11.7	161.0	9.3	(292.4)	(39.7)	15.4

	For the Six Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,643.0	$1,454.3	$938.8	$108.3	$822.7	$(1,542.1)	$6,425.0
Depreciation and Amortization	60.0	(118.7)	(181.9)	(27.4)	(74.8)	4.3	(338.5)
Other Operating Expenses	(4,247.4)	(1,069.8)	(264.5)	(56.5)	(676.9)	1,538.8	(4,776.3)
Operating Income	$455.6	$265.8	$492.4	$24.4	$71.0	$1.0	$1,310.2
Interest Expense	$(137.6)	$(42.7)	$(83.7)	$(18.6)	$(185.7)	$66.4	$(401.9)
Impairment of Offshore Wind Investment	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	102.1	18.7	18.9	2.7	666.8	(625.3)	183.9
Net Income Attributable to Common Shareholders	331.0	181.9	316.1	10.8	224.7	(557.9)	506.6
Cash Flows Used for Investments in Plant	817.3	371.5	636.9	74.7	139.1	—	2,039.5

	For the Three Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,004.4	$416.2	$457.6	$54.6	$335.7	$(695.9)	$2,572.6
Depreciation and Amortization	(198.1)	(39.1)	(83.3)	(12.5)	(33.2)	1.6	(364.6)
Other Operating Expenses	(1,636.1)	(360.7)	(141.3)	(27.0)	(279.4)	692.1	(1,752.4)
Operating Income	$170.2	$16.4	$233.0	$15.1	$23.1	$(2.2)	$455.6
Interest Expense	$(60.3)	$(16.7)	$(37.5)	$(8.4)	$(53.5)	$16.3	$(160.1)
Other Income, Net	53.0	10.6	9.3	2.1	354.3	(335.4)	93.9
Net Income Attributable to Common Shareholders	129.0	7.7	151.5	9.0	316.0	(321.3)	291.9

	For the Six Months Ended June 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,390.7	$1,343.8	$892.8	$103.1	$719.3	$(1,405.7)	$6,044.0
Depreciation and Amortization	(549.7)	(91.1)	(165.3)	(24.8)	(63.4)	3.3	(891.0)
Other Operating Expenses	(3,481.7)	(1,018.0)	(270.5)	(54.1)	(610.9)	1,400.8	(4,034.4)
Operating Income	$359.3	$234.7	$457.0	$24.2	$45.0	$(1.6)	$1,118.6
Interest Expense	$(119.8)	$(32.5)	$(70.6)	$(16.5)	$(100.3)	$26.4	$(313.3)
Other Income, Net	100.5	20.8	18.2	4.2	850.2	(828.5)	165.4
Net Income Attributable to Common Shareholders	269.9	171.7	300.0	12.7	784.7	(803.7)	735.3
Cash Flows Used for Investments in Plant	541.8	275.4	543.6	65.6	122.7	—	1,549.1

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2023	$27,932.6	$8,089.8	$14,054.2	$2,817.2	$27,475.0	$(25,829.1)	$54,539.7
As of December 31, 2022	27,365.0	8,084.9	13,369.5	2,783.8	26,365.2	(24,737.5)	53,230.9

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as the Eversource 2022 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding the impairment charge for the offshore wind investment, a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned, and certain transaction and transition costs. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the impairment charge for the offshore wind investment, the loss on the disposition of land associated with an abandoned project, and transaction and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    the ability to sell Eversource’s 50 percent interest in three offshore wind projects under development on the timeline we expect, to satisfy the investment tax credit qualifications related to the tax equity investment in the South Fork Wind project, and the ability of the Revolution Wind and Sunrise Wind projects to qualify for the investment tax credit adders, and to successfully reprice the Sunrise Wind OREC contract,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $15.4 million, or $0.04 per share, in the second quarter of 2023, and $506.6 million, or $1.45 per share, in the first half of 2023, compared with $291.9 million, or $0.84 per share, in the second quarter of 2022, and $735.3 million, or $2.13 per share, in the first half of 2022. Results for the second quarter and first half of 2023 include an after-tax impairment charge of $331.0 million or $0.95 per share, related to our offshore wind investment recorded at Eversource parent. Our results also include after-tax transaction, transition and other charges recorded at Eversource parent of $6.2 million in the second quarter of 2023 and $6.7 million in the first half of 2023, compared with $5.5 million in the second quarter of 2022 and $10.8 million in the first half of 2022. Excluding the offshore wind impairment and these other charges, our non-GAAP earnings were $352.6 million, or $1.00 per share, in the second quarter of 2023, and $844.3 million, or $2.41 per share, in the first half of 2023, compared with $297.4 million, or $0.86 per share, in the second quarter of 2022, and $746.1 million, or $2.16 per share, in the first half of 2022.

•We reaffirmed our projection to earn within a 2023 non-GAAP EPS guidance range of $4.25 per share to $4.43 per share, which excludes the impact of the strategic review of our offshore wind investment portfolio and associated impairment charge, the loss on disposition of land, and transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2027 from our regulated utility businesses in the upper half of the 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $647.3 million in the first half of 2023, compared with $841.8 million in the first half of 2022. Investments in property, plant and equipment totaled $2.04 billion in the first half of 2023, compared with $1.55 billion in the first half of 2022.

•Cash and Cash Equivalents totaled $42.2 million as of June 30, 2023, compared with $374.6 million as of December 31, 2022. Our available borrowing capacity under our commercial paper programs totaled $1.80 billion as of June 30, 2023.

•In the first half of 2023, we issued $3.36 billion of new long-term debt and we repaid $853 million of long-term debt.

•On May 3, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on June 30, 2023 to shareholders of record as of May 18, 2023.

Strategic Developments:

•On May 25, 2023, we announced that we have completed the strategic review of our 50 percent ownership interest in the offshore wind investment portfolio. As a result of completing this review, we announced that we entered into a purchase and sale agreement with Ørsted for our 50 percent interest in an uncommitted lease area of approximately 175,000 developable acres for $625 million in an all-cash transaction; we entered into a binding letter of intent with Ørsted to use $575 million of the proceeds from the lease area sale to provide tax equity for the South Fork Wind project through a new tax equity ownership interest; and we determined that we will continue to pursue the sale of our existing 50 percent interest in the three jointly-owned contracted offshore wind projects. In connection with these developments in the strategic review, we evaluated our aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The current estimate of fair value is based on the expected sale price of our 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, the value of the tax equity ownership interest, and the expectation of a successful repricing of the Sunrise Wind OREC contract. As a result, we recognized a pre-tax other-than-temporary impairment charge of $401.0 million ($331.0 million after-tax) in the second quarter of 2023. The fair value of the investment will be updated based on final sales prices and final sales terms, final OREC pricing for the Sunrise Wind contract, and investment tax credit qualifications (including any investment tax credit adders), and changes to our estimates of these items could result in an adjustment to this impairment charge.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$15.4	$0.04	$291.9	$0.84	$506.6	$1.45	$735.3	$2.13

Regulated Companies	$347.5	$0.99	$297.2	$0.86	$839.8	$2.40	$754.3	$2.18
Eversource Parent and Other Companies (Non-GAAP)	5.1	0.01	0.2	—	4.5	0.01	(8.2)	(0.02)
Non-GAAP Earnings	$352.6	$1.00	$297.4	$0.86	$844.3	$2.41	$746.1	$2.16
Impairment of Offshore Wind Investment (after-tax) (1)	(331.0)	(0.95)	—	—	(331.0)	(0.95)	—	—
Loss on Land Disposition (after-tax) (2)	(4.8)	(0.01)	—	—	(4.8)	(0.01)	—	—
Transaction and Transition Costs (after-tax) (3)	(1.4)	—	(5.5)	(0.02)	(1.9)	—	(10.8)	(0.03)
Net Income Attributable to Common Shareholders (GAAP)	$15.4	$0.04	$291.9	$0.84	$506.6	$1.45	$735.3	$2.13

(1) In the second quarter of 2023, Eversource recorded an impairment charge associated with its equity method investment in its offshore wind business resulting from the completion of the strategic review of its offshore wind investment portfolio.

(2)    In the second quarter of 2023, Eversource recorded a loss on the disposition of land. The land was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned.

(3)    The transaction costs are for the strategic review of our offshore wind investment portfolio and our water business acquisitions. The costs in 2022 also include costs associated with the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$165.5	$0.47	$129.0	$0.37	$331.0	$0.95	$269.9	$0.78
Electric Transmission	161.0	0.46	151.5	0.44	316.1	0.90	300.0	0.87
Natural Gas Distribution	11.7	0.03	7.7	0.02	181.9	0.52	171.7	0.49
Water Distribution	9.3	0.03	9.0	0.03	10.8	0.03	12.7	0.04
Net Income - Regulated Companies	$347.5	$0.99	$297.2	$0.86	$839.8	$2.40	$754.3	$2.18

Our electric distribution segment earnings increased $36.5 million in the second quarter of 2023, as compared to the second quarter of 2022, due primarily to the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, lower operations and maintenance due primarily to lower storm costs and lower employee-related costs, a base distribution rate increase effective January 1, 2023 at NSTAR Electric, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher interest expense, higher pension expense in Connecticut and New Hampshire, higher depreciation expense, and higher property tax expense.

Our electric distribution segment earnings increased $61.1 million in the first half of 2023, as compared to the first half of 2022, due primarily to higher revenues at NSTAR Electric as a result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and a base distribution rate increase effective January 1, 2023. As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in each of the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022. Electric distribution segment earnings were also favorably impacted by higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income. Those earnings increases were partially offset by higher interest expense, higher pension expense in Connecticut and New Hampshire, higher property and other tax expense, and higher depreciation expense.

Our electric transmission segment earnings increased $9.5 million and $16.1 million in the second quarter and the first half of 2023, respectively, as compared to the second quarter and the first half of 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $4.0 million and $10.2 million in the second quarter and the first half of 2023, respectively, as compared to the second quarter and the first half of 2022, due primarily to higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, base distribution rate increases effective November 1, 2022 at NSTAR Gas and EGMA, lower operations and maintenance expense, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

Our water distribution segment earnings increased $0.3 million and decreased $1.9 million in the second quarter and the first half of 2023, respectively, as compared to the second quarter and the first half of 2022. Lower first half earnings were due primarily to higher operations and maintenance expense and higher interest expense.

Eversource Parent and Other Companies:  Eversource parent and other companies’ earnings decreased $326.8 million and $314.2 million in the second quarter and the first half of 2023, respectively, as compared to the second quarter and the first half of 2022, due primarily to the impairment of Eversource Parent’s offshore wind investment, which resulted in an after-tax charge of $331.0 million, or $0.95 per share. Earnings were also unfavorably impacted by higher interest expense and a loss on the disposition of land in the second quarter of 2023 that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned. The earnings decreases were partially offset by a benefit in both the first and second quarter from the liquidation of Eversource Parent’s equity method investment in a renewable energy fund, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023. Additionally, earnings in both periods benefited from a lower effective tax rate and a decrease in after-tax transaction and transition costs of $4.1 million and $8.9 million in the second quarter and the first half of 2023, respectively, as compared to the second quarter and first half of 2022.

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

Cash and Cash Equivalents totaled $42.2 million as of June 30, 2023, compared with $374.6 million as of December 31, 2022.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$529.0	$1,442.2	$1,471.0	$557.8	5.31%	4.63%
NSTAR Electric Commercial Paper Program	324.0	—	326.0	650.0	5.17%	—%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire on May 10, 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in July 2023, $297.5 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt on Eversource’s balance sheet as of June 30, 2023.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2023, there were intercompany loans from Eversource parent to CL&P of $449.0 million and to PSNH of $226.3 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in July 2023, $297.5 million of CL&P's intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of June 30, 2023.

Availability under Long-Term Debt Issuance Authorizations: On June 7, 2023, PURA approved Yankee Gas’ request for authorization to issue up to $350 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $8.3 million of interest payments in the first half of 2023, and paid $21.6 million of RRB principal payments and $9.0 million of interest payments in the first half of 2022.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $647.3 million in the first half of 2023, compared with $841.8 million in the first half of 2022. Operating cash flows were unfavorably impacted by an increase in regulatory under-recoveries driven primarily by the timing of collections for the CL&P non-bypassable FMCC and other regulatory tracking mechanisms, including energy supply, the timing of cash payments made on our accounts payable, an increase in cost of removal expenditures, and the timing of other working capital items. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $507.0 million in the first half of 2023, as compared to the first half of 2022, and is presented as a cash outflow in Amortization on the statement of cash flows. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, the absence in 2023 of $78.4 million of payments in 2022 related to withheld property taxes at our Massachusetts companies, the absence in 2023 of $64.9 million of customer credits distributed in 2022 at CL&P as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a decrease of $50.0 million in pension contributions made in 2023 compared to 2022, a $34.2 million increase due to income tax refunds received in 2023 compared to income tax payments in 2022, and a $27.7 million decrease in cash payments for storm costs.

Effective July 1, 2023, CL&P’s non-bypassable FMCC retail rate changed to $0.00000 per kWh, as compared to a credit of $0.01524 per kWh from January 1, 2023 to June 30, 2023. The increase in the retail rate will result in higher cash collections in the second half of 2023, as compared to the first half of 2023.

On May 3, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on June 30, 2023 to shareholders of record as of May 18, 2023. In the first half of 2023, we paid cash dividends of $459.0 million and issued non-cash dividends of $11.8 million in the form of treasury shares, totaling dividends of $470.8 million. In the first half of 2022, we paid cash dividends of $427.9 million and issued non-cash dividends of $11.7 million in the form of treasury shares, totaling dividends of $439.6 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2023, CL&P, NSTAR Electric and PSNH paid $165.2 million, $327.4 million, and $56.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first half of 2023, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.04 billion, $499.9 million, $677.6 million, and $276.7 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Investments in Unconsolidated Affiliates within investing activities on the statements of cash flows includes proceeds received from the liquidation of an equity method investment in a renewable energy investment fund of $147.0 million in the first half of 2023.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2022 Form 10-K.

Credit Ratings: On May 22, 2023, S&P changed CL&P’s outlook from positive to stable.

Impact of COVID-19

The financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and the outcome of future proceedings before our state regulatory commissions to recover our incremental uncollectible customer receivable costs associated with COVID-19. As of both June 30, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $1.98 billion in the first half of 2023, compared to $1.56 billion in the first half of 2022.  These amounts included $119.1 million and $103.8 million in the first half of 2023 and 2022, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $55.2 million in the first half of 2023, as compared to the first half of 2022.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022
CL&P	$162.9	$187.6
NSTAR Electric	227.4	175.0
PSNH	168.1	140.6
Total Electric Transmission	$558.4	$503.2

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

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the fourth quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, commenced in the fourth quarter of 2022. We spent $37.4 million during the first half of 2023 and we now expect to make additional capital expenditures of approximately $215 million on these remaining transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2023
Basic Business	$135.9	$172.1	$38.7	$346.7	$93.9	$7.7	$448.3
Aging Infrastructure	120.8	146.7	40.3	307.8	305.4	60.2	673.4
Load Growth and Other	62.1	80.0	11.9	154.0	26.9	0.3	181.2
Total Distribution	$318.8	$398.8	$90.9	$808.5	$426.2	$68.2	$1,302.9
2022
Basic Business	$124.1	$67.7	$30.0	$221.8	$101.3	$5.4	$328.5
Aging Infrastructure	89.9	95.9	33.3	219.1	209.7	53.5	482.3
Load Growth and Other	30.6	82.3	10.8	123.7	20.1	0.3	144.1
Total Distribution	$244.6	$245.9	$74.1	$564.6	$331.1	$59.2	$954.9

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

Offshore Wind Business: Our offshore wind business includes a 50 percent ownership interest in North East Offshore, which holds PPAs for the Revolution Wind and South Fork Wind projects and an OREC contract for the Sunrise Wind project, as well as an uncommitted offshore lease area. Our offshore wind projects are being developed and constructed through a joint and equal partnership with Ørsted. The offshore leases include a 257 square-mile ocean lease off the coasts of Massachusetts and Rhode Island and a separate, adjacent 300-square-mile ocean lease located approximately 25 miles south of the coast of Massachusetts.

As of June 30, 2023 and December 31, 2022, Eversource's total equity investment balance in its offshore wind business was $2.08 billion and $1.95 billion, respectively. This equity investment includes capital expenditures for the three offshore wind projects, as well as capitalized costs related to future development, acquisition costs of offshore lease areas, and capitalized interest.

Strategic Review of Offshore Wind Investment: On May 4, 2022, Eversource announced that it had initiated a strategic review of its offshore wind investment portfolio. On May 25, 2023, Eversource announced that it has completed this review. As a result of completing this review, Eversource announced the following updates:

•On May 25, 2023, Eversource entered into a purchase and sale agreement with Ørsted for its 50 percent interest in an uncommitted lease area of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts for $625 million in an all-cash transaction. Ørsted currently owns the other 50 percent share of the uncommitted lease area. This transaction is expected to close by the end of the third quarter of 2023, subject to regulatory approvals.
•On May 25, 2023, Eversource entered into a binding letter of intent with Ørsted to use $575 million of the proceeds from the lease area sale to provide tax equity for the South Fork Wind project through a new tax equity ownership interest. As a 50 percent joint owner in South Fork Wind at the time of this transaction, half of that amount will be returned to Eversource. Eversource will recover its $575 million tax equity investment primarily in the form of investment tax credits that will be received around the time of the project’s commercial operation date, with the majority used in the fourth quarter of 2023 and the first half of 2024 to lower Eversource’s cash tax obligation. Construction of South Fork Wind commenced in early 2022, with commercial operation expected in late 2023. Eversource’s tax equity investment in South Fork Wind is also expected to close in the third quarter of 2023.
•Eversource has also determined that it will continue to pursue the sale of its existing 50 percent interest in its three jointly-owned, contracted offshore wind projects. This process continues to progress, and Eversource anticipates an announcement in the near term.

In connection with these developments in the strategic review, Eversource has evaluated its aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The current estimate of fair value is based on the expected sale price of Eversource’s 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, the value of the tax equity ownership interest, and the expectation of a successful repricing of the Sunrise Wind OREC contract. As a result, Eversource recognized a pre-tax other-than-temporary impairment charge of $401.0 million ($331.0 million after-tax, which includes the impact of a $40 million valuation allowance for federal and state capital loss carryforwards) in the second quarter of 2023. The fair value of the investment will be updated based on final sales prices and final sales terms, final OREC pricing for the Sunrise Wind contract, and investment tax credit qualifications (including any investment tax credit adders), and changes to our estimates of these items could result in an adjustment to this impairment charge.

The impairment charge is a non-cash charge and will not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to North East Offshore up to the time of the sale of the offshore wind projects. Proceeds from the transaction will be used to pay off parent company debt.

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

(1)    Index OREC strike price. In June 2023, Sunrise Wind filed a petition with the New York State Public Service Commission for an order authorizing NYSERDA to amend the Sunrise Wind OREC contract to incorporate interconnection cost inflation adjustments.

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

Federal Siting and Permitting Process: The federal siting and permitting process for each of our offshore wind projects commence with the filing of a Construction and Operations Plan (COP) application with BOEM. The first major milestone in the BOEM review process is an issuance of a Notice of Intent (NOI) to complete an Environmental Impact Statement (EIS). BOEM then provides a review schedule for the project’s COP approval. BOEM conducts environmental and technical reviews of the COP. The EIS assesses the environmental, social, and economic impacts of constructing the project and recommends measures to minimize impacts. The Final EIS will inform BOEM in deciding whether to approve the project or to approve with modifications and BOEM will then issue its Record of Decision. BOEM issues its final approval of the COP following the Record of Decision.

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. BOEM released its Draft EIS on September 2, 2022 and its Final EIS on July 17, 2023 for the Revolution Wind project, and released its Draft EIS on December 16, 2022 for the Sunrise Wind project. The EISs for Revolution Wind and Sunrise Wind include an impact assessment of alternative project configurations. Each of the identified alternative configurations in the Revolution Wind Final EIS and Sunrise Wind Draft EIS had a similar level of environmental impacts, and if an alternative configuration was selected, the Revolution Wind project and the Sunrise Wind project would each still meet their respective contractual output requirements. For Revolution Wind, the Record of Decision is expected in the third quarter of 2023, and final approval is expected in the fourth quarter of 2023. For Sunrise Wind, a Final EIS and Record of Decision are expected in the fourth quarter of 2023, and final approval is expected in the first quarter of 2024.

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

On September 23, 2022, Sunrise Wind filed a Joint Proposal to the New York State Public Service Commission. Among other things, the Joint Proposal includes proposed mitigation for certain environmental, community and construction impacts associated with constructing the project. The Joint Proposal was signed by the New York Departments of Public Service, Environmental Conservation, Transportation and State as well as the Office of Agriculture and Markets and the Long Island Commercial Fisheries Association. On November 17, 2022, the New York Public Service Commission approved an order adopting the Joint Proposal and granting a Certificate of Environmental Compatibility and Public Need. On November 18, 2022, Sunrise Wind filed its Phase 1 Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on limited onshore construction activities subject to state and local jurisdiction. On March 27, 2023, Sunrise Wind filed its EM&CP for Phase 2, which covers the remainder of the project components. On June 22, 2023, Sunrise Wind received approval of the Phase 1 EM&CP. On July 13, 2023, the New York State Public Service Commission approved Sunrise Wind’s notice for authorization to proceed with construction for Phase 1.

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

Construction Process: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. Onshore activities for the project’s underground onshore transmission line were completed in the first quarter of 2023. Onshore activities for the construction of the onshore interconnection facility located in East Hampton, New York continue and are expected to be completed in the third quarter of 2023. Offshore construction activities began in the fourth quarter of 2022 and continue, with the installation of the subsea transmission cable largely complete. The remainder of the marine construction activities, including the project’s monopile foundations, 11-megawatt wind turbines, and offshore substation, are expected to continue throughout the rest of 2023. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

For Revolution Wind and Sunrise Wind, major construction is expected to begin in the second half of 2023 or early 2024 once all necessary federal, state and local approvals are received and the joint venture has made its final investment decision for each project.

Projected In-Service Dates: We expect the South Fork Wind project to be in-service by the end of 2023. For Revolution Wind and Sunrise Wind, based on the updated BOEM permit schedules outlining when BOEM will complete its review of the COP, we currently expect in-service dates in 2025 for both projects.

Projected Investments: For Revolution Wind and Sunrise Wind, we are preparing our final project designs and advancing the appropriate federal, state, and local siting and permitting processes along with our offshore wind partner, Ørsted. Construction of South Fork Wind is underway. Construction-related purchase agreements with third-party contractors and materials contracts have largely been secured. Subject to advancing our final project designs and federal, state and local permitting processes and construction schedules, we currently expect to make investments in our offshore wind business between $1.4 billion and $1.6 billion in 2023 and expect to make investments for our three projects in total between $2.1 billion and $2.4 billion from 2024 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments are expected to be impacted by the completion of the strategic review of our offshore wind investment.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2023 and December 31, 2022.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of actual 2022 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5.5 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2022 actual rate base) on Eversource's after-tax earnings is approximately $18 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2023, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K.

Energy Supply Retail Rates: CL&P, NSTAR Electric and PSNH have finalized full requirements energy supply procurement contracts for its customers that choose to purchase power from the electric distribution company (standard offer, basic service or default energy service, respectively) for the second half of 2023 and new energy supply rates for residential customers were established effective July 1, 2023 at CL&P and NSTAR Electric and effective August 1, 2023 at PSNH. Energy supply rates are approved by the respective state regulatory commission and are re-set every six months for residential customers. CL&P’s standard service rate for residential customers decreased to 13.82 cents per kWh effective July 1, 2023, as compared to 24.17 cents effective January 1, 2023. NSTAR Electric’s basic service rate for residential customers in eastern Massachusetts decreased to 16.08 cents per kWh and for western Massachusetts customers to 14.85 cents per kWh effective July 1, 2023, as compared to 25.78 cents and 21.99 cents effective January 1, 2023, respectively. PSNH’s default energy service rate for residential customers decreased to 12.58 cents per kWh effective August 1, 2023, as compared to 20.22 cents effective February 1, 2023. Decreases in energy supply retail rates will result in decreases in both energy supply procurement revenues and purchased power expenses, with no impact on earnings.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA will conduct the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of performance-based regulation elements for further exploration and implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning with final decisions expected in May and August of 2024. At this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a base distribution rate decrease of $2.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and requested a stay of the decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay and on May 25, 2023 granted a permanent stay of certain orders affecting base rates, which will keep existing rates in place until the appeal is completed. The stay included the condition that AWC-CT place any revenue received from customers above the rates and amounts authorized in the March 15, 2023 decision in a separate, interest bearing account until further order. A hearing on the merits of the appeal is scheduled for December 14, 2023.

Massachusetts:

Termination of Commonwealth Wind Power Purchase Agreement: On July 13, 2023, Commonwealth Wind, LLC, a subsidiary of Avangrid Renewables, and NSTAR Electric signed an agreement to terminate the Commonwealth Wind offshore wind generation PPA, at the request of Commonwealth Wind, LLC. Commonwealth Wind, LLC will pay a termination payment of $25.9 million to NSTAR Electric resulting from the termination of the PPA, which NSTAR Electric will return to customers. The termination agreement is effective upon DPU approval, which has been requested within 30 days.

New Hampshire:

PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which PSNH would acquire both jointly-owned and solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the PPAM, subject to consummation of the purchase agreement. The purchase agreement was finalized on May 1, 2023 for a purchase price of $23.3 million. Upon consummation of the purchase agreement, PSNH established a regulatory asset of $16.9 million for operation and maintenance expenses and vegetation management expenses associated with the purchased poles incurred from February 10, 2021 through April 30, 2023 that PSNH is authorized to collect through the PPAM regulatory tracking mechanism. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

Legislative and Policy Matters

Connecticut: On June 29, 2023, Connecticut enacted Public Act No. 23-102 (Substitute Senate Bill No. 7) (the Act) that encompasses 40 sections. The Act prohibits recovery in retail rates of certain costs incurred by utilities, including costs for consultants and outside counsel for rate cases, membership dues, and lobbying. None of the rate-setting provisions will result in an immediate change to rates, as all will require some future process, primarily a general distribution rate proceeding before PURA.

The Act also makes prospective adjustments to the timing and procedures used in the retail rate setting process, including (1) requiring additional procedural steps to be satisfied for proposed settlements of cases; (2) increasing the deadline to issue a final decision on an application from a water company to amend base rates from 200 days to 270 days; (3) authorizing PURA to elect to evaluate if rates should be reduced on an interim basis if a utility earns an ROE that exceeds its authorized ROE by 50 basis points over a rolling 12-month period ending with the two most recent consecutive financial quarters (instead of the current standard of 100 basis points); and (4) authorizing PURA to elect to convene a general rate hearing at an interval of less than four years unless prohibited from doing so by an agency decision or other law. The Act is prospective, not retroactive and therefore does not change obligations or rate provisions established by settlements implemented prior to the Act.

The Act also prohibits CL&P’s electric system improvements (ESI) capital tracking mechanism from being reauthorized in the next general distribution proceeding. The ESI will therefore remain in place until base distribution rates are adjusted in CL&P’s next general distribution rate proceeding. The Act also excludes storms and other emergencies affecting 70 percent or more of an electric distribution company’s customers from the 2020 law requiring credits for residential customers who are without power for 96 or more consecutive hours.

Lastly, the Act was amended by Public Act No. 23-204 (House Bill No. 6941) to require the Governor to designate the chairperson of PURA from among the sitting commissioners by June 30, 2023 and every two years thereafter; and to delete the changes in Section 21 of the Act to the duties and powers of PURA commissioners. Designation of the chairperson does not constitute a renomination for a full commission term, as otherwise provided by law.

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

Refer to Note 1E, “Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates,” to the financial statements for further discussion of the critical accounting estimates surrounding impairment analysis.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Operating Revenues	$2,629.3	$2,572.6	$56.7	$6,425.0	$6,044.0	$381.0
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,161.1	940.5	220.6	3,064.3	2,330.2	734.1
Operations and Maintenance	427.3	452.2	(24.9)	881.9	924.6	(42.7)
Depreciation	320.0	294.2	25.8	632.9	583.6	49.3
Amortization	(218.5)	70.4	(288.9)	(294.5)	307.4	(601.9)
Energy Efficiency Programs	145.8	136.7	9.1	368.8	336.2	32.6
Taxes Other Than Income Taxes	232.9	223.0	9.9	461.4	443.4	18.0
Total Operating Expenses	2,068.6	2,117.0	(48.4)	5,114.8	4,925.4	189.4
Operating Income	560.7	455.6	105.1	1,310.2	1,118.6	191.6
Interest Expense	207.4	160.1	47.3	401.8	313.3	88.5
Impairment of Offshore Wind Investment	401.0	—	401.0	401.0	—	401.0
Other Income, Net	94.9	93.9	1.0	183.9	165.4	18.5
Income Before Income Tax Expense	47.2	389.4	(342.2)	691.3	970.7	(279.4)
Income Tax Expense	29.9	95.6	(65.7)	180.9	231.6	(50.7)
Net Income	17.3	293.8	(276.5)	510.4	739.1	(228.7)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$15.4	$291.9	$(276.5)	$506.6	$735.3	$(228.7)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage Increase
Three Months Ended June 30:	2023	2022		2023	2022		2023	2022
Traditional	1,745	1,795	(2.8)%	—	—	—%	370	346	6.9%
Decoupled and Special Contracts (1)	9,419	9,840	(4.3)%	23,751	24,894	(4.6)%	6,000	5,244	14.4%
Total Sales Volumes	11,164	11,635	(4.0)%	23,751	24,894	(4.6)%	6,370	5,590	14.0%

Six Months Ended June 30:
Traditional	3,645	3,787	(3.7)%	—	—	—%	679	670	1.3%
Decoupled and Special Contracts (1)	19,717	20,813	(5.3)%	83,534	93,413	(10.6)%	10,592	9,586	10.5%
Total Sales Volumes	23,362	24,600	(5.0)%	83,534	93,413	(10.6)%	11,271	10,256	9.9%

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

Operating Revenues: Operating Revenues by segment increased/(decreased) for the three and six months ended June 30, 2023, as compared to the same periods in 2022, as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$50.0	$252.3
Natural Gas Distribution	(7.1)	110.5
Electric Transmission	22.5	46.0
Water Distribution	3.5	5.2
Other	73.1	103.4
Eliminations	(85.3)	(136.4)
Total Operating Revenues	$56.7	$381.0

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $7.2 million and $36.1 million for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The increase for the three month period was due primarily to a base distribution rate increase effective January 1, 2023 at NSTAR Electric. The increase for the six month period was due primarily to the result of a rate design change at NSTAR Electric approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues (increase of $20.2 million in 2023, as compared to 2022) and a base distribution rate increase effective January 1, 2023 at NSTAR Electric (increase of $17.9 million in 2023, as compared to 2022). As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in each of the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.

•Base natural gas distribution revenues increased $2.1 million and $13.1 million for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the impact of base distribution rate increases at NSTAR Gas and EGMA effective November 1, 2022.

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

Customers have the choice to purchase electricity from each Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues. Certain eligible natural gas customers may elect to purchase natural gas from each Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the natural gas commodity to customers who have contracted separately with these operators, only the delivery to a customer, as the utility is acting as an agent on behalf of the gas supply operator.

Tracked distribution revenues increased/(decreased) for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$297.5	$772.4	$(35.6)	$28.3
CL&P FMCC	(128.9)	(268.3)	—	—
Retail transmission	(29.1)	(48.4)	—	—
Energy efficiency	4.6	14.7	10.0	28.3
Other distribution tracking mechanisms	(0.8)	(4.5)	9.8	20.1
Wholesale Market Sales Revenue	(100.3)	(248.5)	6.6	22.2

The increase in energy supply procurement within electric distribution for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was driven by higher average prices, partially offset by lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution for the three months ended June 30, 2023, as compared to the same period in 2022, was driven by lower average supply-related sales volumes and lower average prices. The increase in energy supply procurement within natural gas distribution for the six months ended June 30, 2023, as compared to the same period in 2022, was driven by higher average prices, partially offset by lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission Expense" below.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023.

The decrease in electric distribution wholesale market sales revenue for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $27.05 per MWh and $42.15 per MWh for the three and six months ended June 30, 2023, as compared to $65.90 per MWh and $89.01 per MWh for the same periods in 2022, driven primarily by lower natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $22.5 million and $46.0 million for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs.  These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Purchased Natural Gas and Transmission expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Energy supply procurement costs	$300.1	$778.4
Other electric distribution costs	(9.8)	(8.2)
Natural gas costs	(27.9)	28.2
Transmission costs	(24.1)	(31.0)
Eliminations	(17.7)	(33.3)
Total Purchased Power, Purchased Natural Gas and Transmission	$220.6	$734.1

The increase in purchased power expense at the electric distribution business for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was driven primarily by higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. The increase was partially offset by a decrease in long-term renewable contract costs and lower net metering costs at NSTAR Electric for the three and six month periods.

The decrease in costs at the natural gas distribution segment for the three months ended June 30, 2023, as compared to the same period in 2022, was due primarily to lower average supply-related sales volumes and lower average prices. The increase in costs at the natural gas distribution segment for the six months ended June 30, 2023, as compared to the same period in 2022, was due primarily to higher average prices, partially offset by lower average supply-related sales volumes.

The decrease in transmission costs for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily the result of a decrease in costs billed by ISO-NE that support regional grid investments and a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. This decrease was partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(12.4)	$(9.8)
Storm costs	(9.5)	(9.6)
Operations-related expenses (including vendor services and vehicles)	(4.1)	1.5
Vegetation management	2.1	(3.2)
Shared corporate costs (including computer software depreciation at Eversource Service)	8.1	17.6
General costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments)	2.5	10.9
Other non-tracked operations and maintenance	(3.3)	(11.5)
Total Base Electric Distribution (Non-Tracked Costs)	(16.6)	(4.1)
Tracked Electric Costs (Electric Distribution and Electric Transmission)	9.7	9.8
Total Electric Distribution and Electric Transmission	(6.9)	5.7
Natural Gas Distribution:
Base (Non-Tracked Costs) - Decreases due primarily to lower general costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments) and lower employee-related expenses; six month decrease partially offset by higher shared corporate costs	(7.1)	(10.8)
Tracked Costs	(0.5)	(2.1)
Total Natural Gas Distribution	(7.6)	(12.9)
Water Distribution	1.5	2.2
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	63.1	77.9
Transaction and Transition Costs	(5.6)	(12.1)
Eliminations	(69.4)	(103.5)
Total Operations and Maintenance	$(24.9)	$(42.7)

Depreciation expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to higher utility plant in service balances, partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023 at NSTAR Electric.

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

Amortization decreased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the CL&P FMCC mechanism was driven primarily by the November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $220.3 million in the second quarter of 2023, as compared to the second quarter of 2022 and $507.0 million in the first half of 2023, as compared to the first half of 2022. The decrease was also driven by the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023. The decrease was partially offset by the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision and effective November 1, 2022 at NSTAR Gas and EGMA.

Energy Efficiency Programs expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to the deferral adjustment at NSTAR Electric, NSTAR Gas and EGMA, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher property taxes as a result of higher utility plant balances. For the six months ended June 30, 2023, as compared to the same period in 2022, the increase was due primarily to higher Connecticut gross earnings taxes and higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to an increase in interest on long-term debt as a result of new debt issuances ($57.9 million and $102.5 million, respectively), an increase in interest on short-term notes payable ($5.7 million and $19.8 million, respectively), an increase in interest expense on regulatory deferrals ($1.3 million and $3.9 million, respectively), and higher amortization of debt discounts and premiums, net ($1.1 million and $2.4 million, respectively), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($18.3 million and $32.2 million, respectively), a decrease in RRB interest expense ($0.3 million and $0.7 million, respectively) and lower interest resulting from the payment of withheld property taxes in the second quarter of 2022 at NSTAR Electric for the six month period ($1.7 million).

Impairment of Offshore Wind Investment relates to an impairment charge associated with Eversource’s equity method investment in its offshore wind business resulting from the completion of the strategic review of its offshore wind investment portfolio. See "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Income, Net increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, due primarily to an increase in interest income primarily from regulatory deferrals ($11.9 million and $28.4 million, respectively) and an increase in capitalized AFUDC related to equity funds ($7.8 million and $13.4 million, respectively), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($21.6 million and $41.1 million, respectively), a decrease in equity in earnings related to Eversource's equity method investments ($11.6 million and $8.3 million, respectively), a loss on the disposition of land in the second quarter of 2023 ($6.5 million), and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($2.7 million and $4.2 million, respectively). Other Income, Net also increased in both periods due to a benefit in both the first and second quarter of 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023.

Income Tax Expense decreased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to lower pre-tax earnings ($71.9 million), a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($11.8 million), lower state taxes ($26.2 million), and higher share-based payment excess tax benefits ($0.1 million), partially offset by a decrease in amortization of EDIT ($1.4 million), and an increase in valuation allowances primarily related to the impairment of Eversource’s offshore wind investment ($42.9 million).

Income Tax Expense decreased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to lower pre-tax earnings ($58.7 million), a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($10.8 million), and lower state taxes ($29.5 million), partially offset by lower share-based payment excess tax benefits ($2.5 million), a decrease in amortization of EDIT ($2.9 million) and an increase in valuation allowances primarily related to the impairment of Eversource’s offshore wind investment ($42.9 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)
Operating Revenues	$2,373.1	$2,321.5	$51.6	$1,775.3	$1,646.8	$128.5	$770.2	$646.5	$123.7
Operating Expenses:
Purchased Power and Transmission	1,477.0	944.5	532.5	627.5	550.5	77.0	371.5	236.6	134.9
Operations and Maintenance	326.9	326.1	0.8	312.9	314.0	(1.1)	132.3	126.3	6.0
Depreciation	185.9	175.5	10.4	183.3	178.7	4.6	68.8	62.8	6.0
Amortization of Regulatory (Liabilities)/Assets, Net	(312.2)	212.5	(524.7)	21.4	49.4	(28.0)	(25.3)	36.1	(61.4)
Energy Efficiency Programs	60.8	65.2	(4.4)	156.9	149.5	7.4	19.4	17.5	1.9
Taxes Other Than Income Taxes	196.1	186.1	10.0	119.8	120.7	(0.9)	47.6	48.1	(0.5)
Total Operating Expenses	1,934.5	1,909.9	24.6	1,421.8	1,362.8	59.0	614.3	527.4	86.9
Operating Income	438.6	411.6	27.0	353.5	284.0	69.5	155.9	119.1	36.8
Interest Expense	93.0	82.8	10.2	91.6	77.1	14.5	36.6	28.4	8.2
Other Income, Net	28.3	39.4	(11.1)	80.8	63.5	17.3	12.0	15.3	(3.3)
Income Before Income Tax Expense	373.9	368.2	5.7	342.7	270.4	72.3	131.3	106.0	25.3
Income Tax Expense	92.2	89.4	2.8	74.1	58.2	15.9	30.6	23.4	7.2
Net Income	$281.7	$278.8	$2.9	$268.6	$212.2	$56.4	$100.7	$82.6	$18.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2023	2022	Percentage Decrease
CL&P	9,138	9,919	(7.9)%
NSTAR Electric	10,579	10,894	(2.9)%
PSNH	3,645	3,787	(3.7)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $51.6 million at CL&P, $128.5 million at NSTAR Electric, and $123.7 million at PSNH, for the six months ended June 30, 2023, as compared to the same period in 2022.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $38.1 million due primarily to the result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues (increase of $20.2 million in 2023, as compared to 2022) and a base distribution rate increase effective January 1, 2023 (increase of $17.9 million in 2023, as compared to 2022). As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change will result in higher revenues in each of the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.
•PSNH's distribution revenues decreased $2.0 million due primarily to a decrease in sales volumes as a result of milder weather for the six months ended June 30, 2023, as compared to the same period in 2022.

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

Customers have the choice to purchase electricity from each Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues.

Tracked distribution revenues increased/(decreased) for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$493.9	$152.4	$126.1
CL&P FMCC	(268.3)	—	—
Retail transmission	9.5	(31.8)	(26.1)
Other distribution tracking mechanisms	5.1	(2.7)	7.8
Wholesale Market Sales Revenue	(205.8)	(32.0)	(10.7)

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

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023.

The decrease in wholesale market sales revenue for the six months ended June 30, 2023, as compared to the same period in 2022, was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $42.15 per MWh for the six months ended June 30, 2023, as compared to $89.01 per MWh for the same period in 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $8.4 million at CL&P, $12.3 million at NSTAR Electric, and $25.3 million at PSNH for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations increased revenues by $8.8 million at CL&P and $1.8 million at PSNH and decreased revenues by $4.0 million at NSTAR Electric for the six months ended June 30, 2023, as compared to the same period in 2022.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$491.4	$161.7	$125.3
Other electric distribution costs	13.7	(48.9)	27.0
Transmission costs	20.1	(31.9)	(19.2)
Eliminations	7.3	(3.9)	1.8
Total Purchased Power and Transmission	$532.5	$77.0	$134.9

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers, and the cost of energy purchase contracts entered into as required by regulation.

•The increase at CL&P was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes.
•The increase at NSTAR Electric was due primarily to higher energy supply procurement costs resulting from higher average prices, partially offset by lower average supply-related sales volumes. This was partially offset by a decrease in long-term renewable contract costs and a decrease in net metering costs.
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

•The increase in transmission costs at CL&P was due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in costs billed by ISO-NE that support regional investments.
•The decrease in transmission costs at NSTAR Electric and PSNH was due primarily to a decrease resulting from the retail transmission cost deferral and a decrease in costs billed by ISO-NE. This was partially offset by an increase in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Vegetation management	$(6.8)	$5.2	$(1.6)
Employee-related expenses, including labor and benefits	(6.1)	(3.9)	0.2
Operations-related expenses (including storm costs, vendor services and vehicles)	(3.3)	(4.1)	(0.7)
Shared corporate costs (including computer software depreciation at Eversource Service)	5.7	9.9	2.0
General costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments)	4.6	3.1	3.2
Other non-tracked operations and maintenance	(3.7)	(5.1)	(2.7)
Total Base Electric Distribution (Non-Tracked Costs)	(9.6)	5.1	0.4
Tracked Costs:
Transmission expenses	(1.6)	(2.8)	0.9
Other tracked operations and maintenance	12.0	(3.4)	4.7
Total Tracked Costs	10.4	(6.2)	5.6
Total Operations and Maintenance	$0.8	$(1.1)	$6.0

Depreciation expense increased for the six months ended June 30, 2023, as compared to the same period in 2022, for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances. The increase at NSTAR Electric was partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory (Liabilities)/Assets, Net decreased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $507.0 million in the first half of 2023, as compared to the first half of 2022.
•The decrease at NSTAR Electric was due to the deferral adjustment of energy-related costs and other tracked costs, partially offset by an increase due to the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs, as well as the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased/decreased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The increases at NSTAR Electric and PSNH were due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased at CL&P for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher gross earnings taxes and higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($7.9 million) and higher interest on short-term notes payable ($4.7 million), partially offset by an increase in capitalized AFUDC related to debt funds ($1.6 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($12.9 million), an increase in interest expense on regulatory deferrals ($3.7 million), and higher interest on short-term notes payable ($2.7 million), partially offset by an increase in capitalized AFUDC related to debt funds ($3.3 million) and lower interest resulting from the payment of withheld property taxes in the second quarter of 2022 ($1.7 million).

•The increase at PSNH was due to higher interest on long-term debt ($7.3 million), higher interest on short-term notes payable ($2.1 million), and higher interest expense on regulatory deferrals ($0.7 million), partially offset by an increase in capitalized AFUDC related to debt funds ($1.3 million) and a decrease in RRB interest expense ($0.7 million).

Other Income, Net increased/decreased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

•The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($14.2 million) and higher investment losses driven by market volatility ($0.6 million), partially offset by an increase in capitalized AFUDC related to equity funds ($3.1 million) and an increase in interest income primarily on regulatory deferrals ($0.6 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($20.8 million), and an increase in capitalized AFUDC related to equity funds ($10.5 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($13.6 million) and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($0.4 million).
•The decrease at PSNH was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($5.2 million) and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($0.7 million), partially offset by an increase in interest income primarily on regulatory deferrals ($1.4 million) and an increase in capitalized AFUDC related to equity funds ($0.8 million).

Income Tax Expense increased for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($1.2 million), higher state taxes ($0.7 million), lower share-based payment excess tax benefits ($0.9 million), and an increase in valuation allowances ($2.8 million), partially offset by an increase in amortization of EDIT ($0.3 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.5 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($15.2 million), higher state taxes ($3.3 million), lower share-based payment excess tax benefits ($1.0 million), and a decrease in amortization of EDIT ($1.3 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.9 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($5.3 million), higher state taxes ($1.2 million), and a decrease in amortization of EDIT ($0.9 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $2.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher earnings from its capital tracking mechanism due to increased electric system improvements and lower operations and maintenance expense. The earnings increase was partially offset by higher pension plan expense, higher interest expense, higher depreciation expense, and higher property and other tax expense.

NSTAR Electric's earnings increased $56.4 million for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher revenues as a result of the rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and the base distribution rate increase effective January 1, 2023. Earnings were also favorably impacted by an increase in transmission earnings driven by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income, partially offset by higher property and other tax expense, higher interest expense, and higher operations and maintenance expense.

PSNH's earnings increased $18.1 million for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher interest expense, higher pension plan expense, and lower sales volumes.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $129.0 million for the six months ended June 30, 2023, as compared to $238.6 million in the same period of 2022. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven primarily by the timing of collections for the non-bypassable FMCC regulatory tracking mechanism, the timing of cash payments made on our accounts payable, and the timing of other working capital items. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $507.0 million in the first half of 2023, as compared to the first half of 2022, and is presented as a cash outflow in Amortization of Regulatory (Liabilities)/Assets on the statement of cash flows. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $189.8 million increase due to income tax refunds received in 2023 compared to income tax payments in 2022, the absence in 2023 of $64.9 million of customer credits distributed in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, and a $36.5 million decrease in cash payments for storm costs.

Effective July 1, 2023, CL&P’s non-bypassable FMCC retail rate changed to $0.00000 per kWh, as compared to a credit of $0.01524 per kWh from January 1, 2023 to June 30, 2023. The increase in the retail rate will result in higher cash collections in the second half of 2023, as compared to the first half of 2023.

NSTAR Electric had cash flows provided by operating activities of $233.5 million for the six months ended June 30, 2023, as compared to $197.1 million in the same period of 2022. The increase in operating cash flows was due primarily to the absence in 2023 of $76.1 million of payments in 2022 related to withheld property taxes, a $71.7 million decrease in cash payments for storm costs, the timing of cash payments made on our accounts payable, and the absence in 2023 of pension contributions of $10.0 million made in 2022. These favorable impacts were partially offset by an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, a $20.7 million decrease in income tax refunds received in 2023 compared to 2022, and the timing of other working capital items. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows.

PSNH had cash flows used in operating activities of $92.6 million for the six months ended June 30, 2023, as compared to cash flows provided by operating activities of $140.4 million in the same period of 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms, primarily the energy supply tracking mechanism resulted in an unfavorable impact of $49.3 million, an $80.6 million increase in cash payments for storm costs, and the timing of cash payments made on our accounts payable. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $73.6 million increase due to income tax refunds received in 2023 compared to income tax payments in 2022, and the timing of cash collections on our accounts receivable.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended June 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
(Millions of Dollars)	2023	2022	Increase/(Decrease)
Operating Revenues	$1,034.1	$1,035.7	$(1.6)
Operating Expenses:
Purchased Power and Transmission	626.4	421.0	205.4
Operations and Maintenance	166.6	169.0	(2.4)
Depreciation	93.7	88.2	5.5
Amortization of Regulatory (Liabilities)/ Assets, Net	(189.9)	42.8	(232.7)
Energy Efficiency Programs	28.1	29.8	(1.7)
Taxes Other Than Income Taxes	94.5	95.8	(1.3)
Total Operating Expenses	819.4	846.6	(27.2)
Operating Income	214.7	189.1	25.6
Interest Expense	47.8	42.2	5.6
Other Income, Net	13.4	19.8	(6.4)
Income Before Income Tax Expense	180.3	166.7	13.6
Income Tax Expense	47.0	40.9	6.1
Net Income	$133.3	$125.8	$7.5

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 4,337 and 4,656 for the three months ended June 30, 2023 and 2022, respectively, resulting in a decrease of 6.9 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $1.6 million for the three months ended June 30, 2023, as compared to the same period in 2022.

Base Distribution Revenues: CL&P's base distribution revenues were flat.

Tracked Revenues: Tracked revenues increased/(decreased) for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues:
Energy supply procurement	$197.4
FMCC	(128.9)
Other distribution tracking mechanisms	3.2
Wholesale Market Sales Revenue	(80.5)

The increase in energy supply procurement was driven by higher average prices, partially offset by lower average supply-related sales volumes.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023.

The decrease in wholesale market sales revenue for the three months ended June 30, 2023, as compared to the same period in 2022, was due primarily to lower average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $27.05 per MWh for the three months ended June 30, 2023, as compared to $65.90 per MWh for the same period in 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $4.6 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business in rates charged to customers. The impact of eliminations increased revenues by $2.8 million.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs.  These energy supply procurement, other energy-related costs, and transmission costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense increased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)
Energy supply procurement costs	$196.5
Other distribution costs	3.0
Transmission costs	4.7
Eliminations	1.2
Total Purchased Power and Transmission	$205.4

The increase in energy supply procurement costs was driven by higher average prices, partially offset by lower average supply-related sales volumes.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(6.4)
Storm costs	(4.7)
Operations-related expenses (including vegetation management, vendor services and vehicles)	(4.4)
Shared corporate costs (including computer software depreciation at Eversource Service)	2.7
Other non-tracked operations and maintenance	0.6
Total Base Electric Distribution (Non-Tracked Costs)	(12.2)
Total Tracked Costs	9.8
Total Operations and Maintenance	$(2.4)

Depreciation expense increased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to a higher net plant in service balance.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory (Liabilities)/Assets, Net decreased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $220.3 million in the second quarter of 2023, as compared to the second quarter of 2022.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended June 30, 2023, as compared to the same period in 2022, due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Interest Expense increased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher interest on long-term debt ($4.1 million) and higher interest on short-term notes payable ($4.1 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.9 million) and a decrease in interest expense on regulatory deferrals ($0.8 million).

Other Income, Net decreased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to a decrease related to pension, SERP and PBOP non-service income components ($7.8 million) and higher investment losses driven by market volatility ($0.4 million), partially offset by an increase in capitalized AFUDC related to equity funds ($1.8 million).

Income Tax Expense increased for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to higher pre-tax earnings ($2.8 million), higher state taxes ($1.2 million), and an increase in valuation allowances ($2.8 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.7 million).

EARNINGS SUMMARY

CL&P's earnings increased $7.5 million for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to lower operations and maintenance expense and higher earnings from its capital tracking mechanism due to increased electric system improvements. The earnings increase was partially offset by higher pension plan expense, higher interest expense, and higher depreciation expense.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2023, our regulated companies held collateral (letters of credit or cash) of $27.0 million from counterparties related to our standard service contracts.  As of June 30, 2023, Eversource had $21.8 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2023 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2023	—	$—	—	—
May 1 - May 31, 2023	210	75.95	—	—
June 1 - June 30, 2023	2,773	70.30	—	—
Total	2,983	$70.70	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On May 31, 2023, Jay S. Buth, Vice President, Controller and Chief Accounting Officer, terminated a Rule 10b5-1 plan that he entered into on May 24, 2021.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4.1
Eighteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2023, establishing the terms of the additional $550 million aggregate principal amount of its 5.45% Senior Notes, Series Z, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 6, 2023, File No. 001-05324)

*	4.2
Nineteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2023, relating to the issuance of an additional $550 million aggregate principal amount of its 5.45% Senior Notes, Series Z, Due 2028, $450 million aggregate principal amount of Senior Notes, Series AA, Due 2026 and $800 million aggregate principal amount of Senior Notes, Series BB, Due 2033 (Exhibit 4.3, Eversource Energy Current Report on Form 8-K filed May 11, 2023, File No. 001-05324)

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
Supplemental Indenture (2023 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of July 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 6, 2023, File No. 000-00404)

	31	Certification by the Chairman and Chief Executive Officer of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and Chief Executive Officer and the Chief Financial Officer of The Connecticut Light and Power Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 4, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 4, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 4, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 4, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer