Form 10-Q
period 2023-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2023-11-07
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2023

Eversource Energy Common Shares, $5.00 par value	349,326,209	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$78,813	$47,597
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $542,746 and $486,297 as of September 30, 2023 and December 31, 2022, respectively)	1,430,183	1,517,138
Unbilled Revenues	171,934	238,968
Materials, Supplies, Natural Gas and REC Inventory	445,810	374,395
Regulatory Assets	1,507,888	1,335,491
Prepayments and Other Current Assets	374,471	382,603
Total Current Assets	4,009,099	4,223,198
Property, Plant and Equipment, Net	38,518,294	36,112,820
Deferred Debits and Other Assets:
Regulatory Assets	4,348,700	4,242,794
Goodwill	4,530,121	4,522,632
Investments in Unconsolidated Affiliates	2,723,931	2,176,080
Prepaid Pension and PBOP	1,238,512	1,045,524
Marketable Securities	327,381	366,508
Other Long-Term Assets	597,305	541,344
Total Deferred Debits and Other Assets	13,765,950	12,894,882
Total Assets	$56,293,343	$53,230,900

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,529,800	$1,442,200
Long-Term Debt – Current Portion	2,071,862	1,320,129
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,642,181	2,113,905
Regulatory Liabilities	724,413	890,786
Other Current Liabilities	1,108,178	989,053
Total Current Liabilities	7,119,644	6,799,283
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,238,623	5,067,902
Regulatory Liabilities	4,021,830	3,930,305
Derivative Liabilities	85,322	143,929
Asset Retirement Obligations	504,671	502,713
Accrued Pension, SERP and PBOP	118,462	135,473
Other Long-Term Liabilities	908,731	888,081
Total Deferred Credits and Other Liabilities	10,877,639	10,668,403
Long-Term Debt	22,087,267	19,723,994
Rate Reduction Bonds	367,282	410,492
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,799,920
Capital Surplus, Paid In	8,443,820	8,401,731
Retained Earnings	5,666,861	5,527,153
Accumulated Other Comprehensive Loss	(24,022)	(39,421)
Treasury Stock	(200,638)	(216,225)
Common Shareholders' Equity	15,685,941	15,473,158
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$56,293,343	$53,230,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2023	2022	2023	2022

Operating Revenues	$2,791,482	$3,215,645	$9,216,467	$9,259,596

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,168,599	1,388,041	4,232,912	3,718,278
Operations and Maintenance	500,711	454,289	1,382,563	1,378,897
Depreciation	329,528	302,143	962,477	885,711
Amortization	(143,979)	111,287	(438,460)	418,644
Energy Efficiency Programs	162,425	162,545	531,199	498,708
Taxes Other Than Income Taxes	243,645	240,047	704,989	683,441
Total Operating Expenses	2,260,929	2,658,352	7,375,680	7,583,679
Operating Income	530,553	557,293	1,840,787	1,675,917
Interest Expense	222,283	178,174	624,140	491,509
Impairment of Offshore Wind Investment	—	—	401,000	—
Other Income, Net	79,123	89,831	262,980	255,253
Income Before Income Tax Expense	387,393	468,950	1,078,627	1,439,661
Income Tax Expense	45,850	117,661	226,743	349,305
Net Income	341,543	351,289	851,884	1,090,356
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$339,663	$349,409	$846,245	$1,084,717

Basic Earnings Per Common Share	$0.97	$1.01	$2.42	$3.13

Diluted Earnings Per Common Share	$0.97	$1.00	$2.42	$3.13

Weighted Average Common Shares Outstanding:
Basic	349,704,155	347,297,411	349,461,219	346,115,823
Diluted	349,851,969	347,762,693	349,731,320	346,573,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$341,543	$351,289	$851,884	$1,090,356
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	15	15
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(667)	1,254	(1,990)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	8,076	2,520	14,130	3,244
Other Comprehensive Income, Net of Tax	8,081	1,858	15,399	1,269
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$347,744	$351,267	$861,644	$1,085,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2023
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Income				493,039			493,039
Dividends on Common Shares - $0.675 Per Share				(235,354)			(235,354)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(13,141)				(13,141)
Issuance of Treasury Shares	364,227		23,495			6,824	30,319
Other Comprehensive Income					3,230		3,230
Balance as of March 31, 2023	348,808,082	1,799,920	8,412,085	5,782,958	(36,191)	(209,401)	15,749,371
Net Income				17,302			17,302
Dividends on Common Shares - $0.675 Per Share				(235,491)			(235,491)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			5,155				5,155
Issuance of Treasury Shares	213,854		11,546			4,007	15,553
Other Comprehensive Income					4,088		4,088
Balance as of June 30, 2023	349,021,936	1,799,920	8,428,786	5,562,889	(32,103)	(205,394)	15,554,098
Net Income				341,543			341,543
Dividends on Common Shares - $0.675 Per Share				(235,691)			(235,691)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			3,075				3,075
Issuance of Treasury Shares	253,839		11,959			4,756	16,715
Other Comprehensive Income					8,081		8,081
Balance as of September 30, 2023	349,275,775	$1,799,920	$8,443,820	$5,666,861	$(24,022)	$(200,638)	$15,685,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$851,884	$1,090,356
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	962,477	885,711
Deferred Income Taxes	78,276	170,752
Uncollectible Expense	40,945	40,753
Pension, SERP and PBOP Income, Net	(64,311)	(120,416)
Pension Contributions	(5,000)	(80,000)
Regulatory Under Recoveries, Net	(4,148)	(32,193)
Amortization	(438,460)	418,644
Cost of Removal Expenditures	(237,368)	(284,706)
Customer Credits Distributed in 2022 at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	—	(72,041)
Payment in 2022 of Withheld Property Taxes	—	(78,446)
Impairment of Offshore Wind Investment	401,000	—
Other	(114,111)	(34,702)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	6,738	(294,383)
Taxes Receivable/Accrued, Net	177,618	160,260
Accounts Payable	(385,741)	11,821
Other Current Assets and Liabilities, Net	(100,646)	(92,506)
Net Cash Flows Provided by Operating Activities	1,169,153	1,688,904

Investing Activities:
Investments in Property, Plant and Equipment	(3,125,617)	(2,352,743)
Proceeds from Sales of Marketable Securities	341,871	340,660
Purchases of Marketable Securities	(287,814)	(313,714)
Investments in Unconsolidated Affiliates	(887,365)	(617,588)
Other Investing Activities	(57)	15,245
Net Cash Flows Used in Investing Activities	(3,958,982)	(2,928,140)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	197,108
Cash Dividends on Common Shares	(688,878)	(643,634)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Increase/(Decrease) in Notes Payable	87,600	(1,103,950)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	4,340,300	4,045,000
Retirement of Long-Term Debt	(1,203,000)	(775,000)
Other Financing Activities	(38,189)	(50,191)
Net Cash Flows Provided by Financing Activities	2,448,984	1,620,484
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(340,845)	381,248
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	521,752	221,008
Cash and Restricted Cash - End of Period	$180,907	$602,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$9,798	$11,312
Receivables, Net (net of allowance for uncollectible accounts of $276,337 and $225,320 as of September 30, 2023 and December 31, 2022, respectively)	629,064	612,052
Accounts Receivable from Affiliated Companies	54,765	46,439
Unbilled Revenues	51,527	59,363
Materials, Supplies and REC Inventory	145,774	88,157
Taxes Receivable	26	65,785
Regulatory Assets	383,672	314,089
Prepaid Property Taxes	79,848	25,281
Prepayments and Other Current Assets	36,216	37,243
Total Current Assets	1,390,690	1,259,721
Property, Plant and Equipment, Net	12,035,967	11,467,024
Deferred Debits and Other Assets:
Regulatory Assets	1,598,934	1,593,693
Prepaid Pension	180,485	147,914
Other Long-Term Assets	303,561	290,444
Total Deferred Debits and Other Assets	2,082,980	2,032,051
Total Assets	$15,509,637	$14,758,796

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$213,400	$—
Accounts Payable	555,676	710,500
Accounts Payable to Affiliated Companies	119,235	136,277
Obligations to Third Party Suppliers	79,211	40,704
Regulatory Liabilities	155,901	336,048
Derivative Liabilities	84,179	81,588
Other Current Liabilities	182,278	123,171
Total Current Liabilities	1,389,880	1,428,288
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,778,431	1,640,034
Regulatory Liabilities	1,308,284	1,263,396
Derivative Liabilities	85,322	143,929
Other Long-Term Liabilities	167,651	166,081
Total Deferred Credits and Other Liabilities	3,339,688	3,213,440
Long-Term Debt	4,606,833	4,216,488
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,384,265	3,260,765
Retained Earnings	2,612,228	2,463,094
Accumulated Other Comprehensive Income	191	169
Common Stockholder's Equity	6,057,036	5,784,380
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,509,637	$14,758,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$1,190,096	$1,369,101	$3,563,150	$3,690,614

Operating Expenses:
Purchased Power and Transmission	659,971	641,052	2,136,947	1,585,515
Operations and Maintenance	198,773	189,864	525,655	515,928
Depreciation	95,218	89,468	281,107	264,966
Amortization of Regulatory (Liabilities)/Assets, Net	(113,165)	105,825	(425,402)	318,347
Energy Efficiency Programs	39,903	37,934	100,687	103,111
Taxes Other Than Income Taxes	107,037	104,298	303,222	290,449
Total Operating Expenses	987,737	1,168,441	2,922,216	3,078,316
Operating Income	202,359	200,660	640,934	612,298
Interest Expense	52,439	42,391	145,410	125,152
Other Income, Net	18,311	21,927	46,610	61,290
Income Before Income Tax Expense	168,231	180,196	542,134	548,436
Income Tax Expense	48,843	36,909	141,030	126,334
Net Income	$119,388	$143,287	$401,104	$422,102
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$119,388	$143,287	$401,104	$422,102
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(21)	(20)
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(23)	43	(68)
Other Comprehensive (Loss)/Income, Net of Tax	(7)	(30)	22	(88)
Comprehensive Income	$119,381	$143,257	$401,126	$422,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	60,352	3,260,765	2,527,520	205	5,848,842
Net Income				133,300		133,300
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2023	6,035,205	60,352	3,260,765	2,576,830	198	5,898,145
Net Income				119,388		119,388
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Capital Contributions from Eversource Parent			123,500			123,500
Other Comprehensive Loss					(7)	(7)
Balance as of September 30, 2023	6,035,205	$60,352	$3,384,265	$2,612,228	$191	$6,057,036

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				152,977		152,977
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(35)	(35)
Balance as of March 31, 2022	6,035,205	60,352	3,110,765	2,306,620	216	5,477,953
Net Income				125,838		125,838
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(23)	(23)
Balance as of June 30, 2022	6,035,205	60,352	3,210,765	2,357,968	193	5,629,278
Net Income				143,287		143,287
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(73,100)		(73,100)
Other Comprehensive Loss					(30)	(30)
Balance as of September 30, 2022	6,035,205	$60,352	$3,210,765	$2,426,765	$163	$5,698,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$401,104	$422,102
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	281,107	264,966
Deferred Income Taxes	115,450	(18,780)
Uncollectible Expense	7,106	10,816
Pension, SERP, and PBOP Income, Net	(13,699)	(21,751)
Regulatory Over/(Under) Recoveries, Net	198,519	(47,620)
Customer Credits Distributed in 2022 related to PURA Settlement Agreement and Storm Performance Penalty	—	(72,041)
Amortization of Regulatory (Liabilities)/Assets, Net	(425,402)	318,347
Cost of Removal Expenditures	(56,168)	(54,145)
Other	(21,415)	(19,310)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(113,592)	(271,658)
Taxes Receivable/Accrued, Net	107,774	106,737
Accounts Payable	(112,946)	273
Other Current Assets and Liabilities, Net	(47,800)	(63,682)
Net Cash Flows Provided by Operating Activities	320,038	554,254

Investing Activities:
Investments in Property, Plant and Equipment	(797,282)	(608,966)
Other Investing Activities	173	513
Net Cash Flows Used in Investing Activities	(797,109)	(608,453)

Financing Activities:
Cash Dividends on Common Stock	(247,800)	(219,300)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	123,500	200,000
Issuance of Long-Term Debt	800,000	—
Retirement of Long-Term Debt	(400,000)	—
Increase in Notes Payable to Eversource Parent	213,400	26,000
Other Financing Activities	(9,244)	—
Net Cash Flows Provided by Financing Activities	475,687	2,531
Net Decrease in Cash and Restricted Cash	(1,384)	(51,668)
Cash and Restricted Cash - Beginning of Period	20,327	74,788
Cash and Restricted Cash - End of Period	$18,943	$23,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$5,991	$738
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $100,826 and $94,958 as of September 30, 2023 and December 31, 2022, respectively)	523,997	453,371
Accounts Receivable from Affiliated Companies	48,986	35,196
Unbilled Revenues	46,878	39,680
Materials, Supplies and REC Inventory	140,470	138,352
Regulatory Assets	638,464	492,759
Prepayments and Other Current Assets	73,571	71,276
Total Current Assets	1,478,357	1,558,378
Property, Plant and Equipment, Net	12,409,156	11,626,968
Deferred Debits and Other Assets:
Regulatory Assets	1,190,138	1,221,619
Prepaid Pension and PBOP	646,640	576,809
Other Long-Term Assets	119,884	111,846
Total Deferred Debits and Other Assets	1,956,662	1,910,274
Total Assets	$15,844,175	$15,095,620

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$209,500	$—
Long-Term Debt – Current Portion	80,000	80,000
Accounts Payable	497,660	559,676
Accounts Payable to Affiliated Companies	113,723	108,907
Obligations to Third Party Suppliers	166,995	142,628
Renewable Portfolio Standards Compliance Obligations	88,938	120,239
Regulatory Liabilities	416,046	373,221
Other Current Liabilities	98,907	83,925
Total Current Liabilities	1,671,769	1,468,596
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,812,533	1,700,875
Regulatory Liabilities	1,587,567	1,548,081
Other Long-Term Liabilities	304,228	289,313
Total Deferred Credits and Other Liabilities	3,704,328	3,538,269
Long-Term Debt	4,496,484	4,345,085
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	2,902,542	2,778,942
Retained Earnings	3,025,841	2,921,444
Accumulated Other Comprehensive Income	211	284
Common Stockholder's Equity	5,928,594	5,700,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$15,844,175	$15,095,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$953,531	$1,105,452	$2,728,782	$2,752,278

Operating Expenses:
Purchased Power and Transmission	308,999	421,217	936,484	971,754
Operations and Maintenance	174,091	161,770	487,026	475,727
Depreciation	94,103	91,194	277,396	269,928
Amortization of Regulatory (Liabilities)/Assets, Net	(6,462)	15,940	14,923	65,307
Energy Efficiency Programs	95,351	105,708	252,255	255,230
Taxes Other Than Income Taxes	68,449	65,085	188,191	185,748
Total Operating Expenses	734,531	860,914	2,156,275	2,223,694
Operating Income	219,000	244,538	572,507	528,584
Interest Expense	48,178	41,829	139,804	119,035
Other Income, Net	39,908	37,895	120,690	101,385
Income Before Income Tax Expense	210,730	240,604	553,393	510,934
Income Tax Expense	46,019	52,520	120,126	110,674
Net Income	$164,711	$188,084	$433,267	$400,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$164,711	$188,084	$433,267	$400,260
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(35)	(61)	(100)	(132)
Qualified Cash Flow Hedging Instruments	5	5	15	15
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(6)	12	(19)
Other Comprehensive Loss, Net of Tax	(30)	(62)	(73)	(136)
Comprehensive Income	$164,681	$188,022	$433,194	$400,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	—	2,810,242	2,727,367	268	5,537,877
Net Income				134,743		134,743
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			81,000			81,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2023	200	—	2,891,242	2,861,620	241	5,753,103
Net Income				164,711		164,711
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			11,300			11,300
Other Comprehensive Loss					(30)	(30)
Balance as of September 30, 2023	200	$—	$2,902,542	$3,025,841	$211	$5,928,594

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				92,739		92,739
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(47)	(47)
Balance as of March 31, 2022	200	—	2,253,942	2,738,925	454	4,993,321
Net Income				119,437		119,437
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Capital Contributions from Eversource Parent			50,000			50,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2022	200	—	2,303,942	2,785,972	427	5,090,341
Net Income				188,084		188,084
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(71,900)		(71,900)
Other Comprehensive Loss					(62)	(62)
Balance as of September 30, 2022	200	$—	$2,303,942	$2,901,666	$365	$5,205,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$433,267	$400,260
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	277,396	269,928
Deferred Income Taxes	72,220	34,025
Uncollectible Expense	12,988	12,159
Pension, SERP and PBOP Income, Net	(31,007)	(41,790)
Pension Contributions	—	(15,000)
Regulatory Under Recoveries, Net	(103,903)	(36,203)
Amortization of Regulatory Assets, Net	14,923	65,307
Cost of Removal Expenditures	(49,379)	(33,467)
Payment in 2022 of Withheld Property Taxes	—	(76,084)
Other	(11,174)	(8,961)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(76,989)	(67,950)
Taxes Receivable/Accrued, Net	61,773	122,467
Accounts Payable	(60,363)	(55,676)
Other Current Assets and Liabilities, Net	(10,752)	65,609
Net Cash Flows Provided by Operating Activities	529,000	634,624

Investing Activities:
Investments in Property, Plant and Equipment	(1,012,357)	(691,940)
Other Investing Activities	48	143
Net Cash Flows Used in Investing Activities	(1,012,309)	(691,797)

Financing Activities:
Cash Dividends on Common Stock	(327,400)	(215,700)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	150,000	850,000
Capital Contributions from Eversource Parent	123,600	50,000
Increase in Notes Payable to Eversource Parent	—	2,800
Increase/(Decrease) in Notes Payable	209,500	(162,500)
Other Financing Activities	(1,368)	(13,191)
Net Cash Flows Provided by Financing Activities	152,862	509,939
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(330,447)	452,766
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	345,293	18,179
Cash and Restricted Cash - End of Period	$14,846	$470,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash	$33,943	$136
Receivables, Net (net of allowance for uncollectible accounts of $12,408 and $29,236 as of September 30, 2023 and December 31, 2022, respectively)	159,704	173,337
Accounts Receivable from Affiliated Companies	17,139	8,193
Unbilled Revenues	44,540	72,713
Taxes Receivable	24,280	27,978
Materials, Supplies and REC Inventory	59,555	34,521
Regulatory Assets	177,120	102,240
Special Deposits	18,185	33,140
Prepayments and Other Current Assets	2,900	13,297
Total Current Assets	537,366	465,555
Property, Plant and Equipment, Net	4,433,033	4,060,224
Deferred Debits and Other Assets:
Regulatory Assets	739,372	593,974
Prepaid Pension	83,111	66,384
Other Long-Term Assets	11,997	16,517
Total Deferred Debits and Other Assets	834,480	676,875
Total Assets	$5,804,879	$5,202,654

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$100	$173,300
Long-Term Debt – Current Portion	325,000	29,668
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	193,802	291,556
Accounts Payable to Affiliated Companies	35,920	36,231
Regulatory Liabilities	114,561	161,963
Other Current Liabilities	83,046	59,616
Total Current Liabilities	795,639	795,544
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	668,174	562,802
Regulatory Liabilities	391,013	391,628
Other Long-Term Liabilities	40,931	37,087
Total Deferred Credits and Other Liabilities	1,100,118	991,517
Long-Term Debt	1,431,584	1,134,914
Rate Reduction Bonds	367,282	410,492
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,498,134	1,298,134
Retained Earnings	612,122	572,126
Accumulated Other Comprehensive Loss	—	(73)
Common Stockholder's Equity	2,110,256	1,870,187
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$5,804,879	$5,202,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Operating Revenues	$353,074	$430,642	$1,123,300	$1,077,124

Operating Expenses:
Purchased Power and Transmission	128,040	215,360	499,553	452,007
Operations and Maintenance	85,230	67,811	217,529	194,114
Depreciation	35,517	32,187	104,307	94,997
Amortization of Regulatory (Liabilities)/Assets, Net	(9,963)	7,398	(35,234)	43,449
Energy Efficiency Programs	11,097	11,142	30,473	28,678
Taxes Other Than Income Taxes	25,748	25,331	73,384	73,377
Total Operating Expenses	275,669	359,229	890,012	886,622
Operating Income	77,405	71,413	233,288	190,502
Interest Expense	19,252	15,030	55,901	43,432
Other Income, Net	7,180	8,073	19,199	23,365
Income Before Income Tax Expense	65,333	64,456	196,586	170,435
Income Tax Expense	13,995	13,009	44,590	36,364
Net Income	$51,338	$51,447	$151,996	$134,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022	2023	2022

Net Income	$51,338	$51,447	$151,996	$134,071
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Unrealized (Losses)/Gains on Marketable Securities	—	(39)	73	(117)
Other Comprehensive (Loss)/Income, Net of Tax	—	(39)	73	(117)
Comprehensive Income	$51,338	$51,408	$152,069	$133,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	—	1,298,134	584,422	—	1,882,556
Net Income				60,362		60,362
Dividends on Common Stock				(28,000)		(28,000)
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of June 30, 2023	301	—	1,398,134	616,784	—	2,014,918
Net Income				51,338		51,338
Dividends on Common Stock				(56,000)		(56,000)
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of September 30, 2023	301	$—	$1,498,134	$612,122	$—	$2,110,256

	For the Nine Months Ended September 30, 2022
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				45,586		45,586
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(48)	(48)
Balance as of March 31, 2022	301	—	1,088,134	524,142	(25)	1,612,251
Net Income				37,038		37,038
Dividends on Common Stock				(26,000)		(26,000)
Capital Contributions from Eversource Parent			180,000			180,000
Other Comprehensive Loss					(30)	(30)
Balance as of June 30, 2022	301	—	1,268,134	535,180	(55)	1,803,259
Net Income				51,447		51,447
Dividends on Common Stock				(26,000)		(26,000)
Other Comprehensive Loss					(39)	(39)
Balance as of September 30, 2022	301	$—	$1,268,134	$560,627	$(94)	$1,828,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2023	2022

Operating Activities:
Net Income	$151,996	$134,071
Adjustments to Reconcile Net Income to Net Cash Flows (Used In)/Provided by Operating Activities:
Depreciation	104,307	94,997
Deferred Income Taxes	96,711	(12,212)
Uncollectible Expense	1,534	8,060
Pension, SERP and PBOP Income, Net	(7,841)	(12,269)
Regulatory (Under)/Over Recoveries, Net	(251,048)	63,423
Amortization of Regulatory (Liabilities)/Assets, Net	(35,234)	43,449
Cost of Removal Expenditures	(29,448)	(25,682)
Other	11,479	10,317
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	4,011	(66,751)
Taxes Receivable/Accrued, Net	27,797	20,986
Accounts Payable	(70,102)	(3,969)
Other Current Assets and Liabilities, Net	(17,092)	(7,681)
Net Cash Flows (Used In)/Provided by Operating Activities	(12,930)	246,739

Investing Activities:
Investments in Property, Plant and Equipment	(431,937)	(346,318)
Other Investing Activities	296	879
Net Cash Flows Used in Investing Activities	(431,641)	(345,439)

Financing Activities:
Cash Dividends on Common Stock	(112,000)	(78,000)
Capital Contributions from Eversource Parent	200,000	180,000
Issuance of Long-Term Debt	600,000	—
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
(Decrease)/Increase in Notes Payable to Eversource Parent	(173,200)	29,100
Other Financing Activities	(8,524)	(70)
Net Cash Flows Provided by Financing Activities	463,066	87,820
Net Increase/(Decrease) in Cash and Restricted Cash	18,495	(10,880)
Cash and Restricted Cash - Beginning of Period	36,812	35,126
Cash and Restricted Cash - End of Period	$55,307	$24,246

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2023 and December 31, 2022, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2023 and 2022, and the cash flows for the nine months ended September 30, 2023 and 2022. The results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs being offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of September 30, 2023 adequately reflected the collection risk and net realizable value for its receivables.

As of both September 30, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates. No COVID-19 related uncollectible amounts were deferred at PSNH as a result of a July 2021 NHPUC order. Based on the status of our COVID-19 regulatory dockets, policies and practices in the jurisdictions in which we operate, we believe the state regulatory commissions in Connecticut and Massachusetts will allow us to recover our incremental uncollectible customer receivable costs associated with COVID-19.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (2)
Three Months Ended 2023
Beginning Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7
Uncollectible Expense	—	16.8	16.8	—	2.4	2.4	—	5.2	5.2	2.0
Uncollectible Costs Deferred (1)	33.9	14.0	47.9	29.4	3.1	32.5	3.4	4.5	7.9	1.1
Write-Offs	(17.5)	(40.4)	(57.9)	(14.9)	(7.6)	(22.5)	0.1	(11.5)	(11.4)	(3.6)
Recoveries Collected	0.2	3.3	3.5	0.2	0.9	1.1	—	1.3	1.3	0.2
Ending Balance	$354.8	$187.9	$542.7	$241.2	$35.1	$276.3	$49.1	$51.7	$100.8	$12.4

Nine Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	40.9	40.9	—	7.1	7.1	—	13.0	13.0	1.5
Uncollectible Costs Deferred (1)	104.7	22.8	127.5	80.3	9.3	89.6	5.8	13.8	19.6	(11.1)
Write-Offs	(35.3)	(88.5)	(123.8)	(29.0)	(21.3)	(50.3)	(0.4)	(30.4)	(30.8)	(7.8)
Recoveries Collected	1.0	10.8	11.8	1.0	3.6	4.6	—	4.0	4.0	0.6
Ending Balance	$354.8	$187.9	$542.7	$241.2	$35.1	$276.3	$49.1	$51.7	$100.8	$12.4

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2022
Beginning Balance	$242.7	$215.1	$457.8	$152.1	$40.6	$192.7	$45.0	$55.5	$100.5	$27.3
Uncollectible Expense	—	10.7	10.7	—	4.1	4.1	—	3.5	3.5	3.5
Uncollectible Costs Deferred (1)	15.6	9.4	25.0	11.3	2.0	13.3	2.8	4.0	6.8	0.1
Write-Offs	(6.5)	(33.2)	(39.7)	(5.0)	(7.7)	(12.7)	(0.3)	(12.3)	(12.6)	(2.3)
Recoveries Collected	0.3	3.5	3.8	0.2	1.0	1.2	—	1.3	1.3	0.2
Ending Balance	$252.1	$205.5	$457.6	$158.6	$40.0	$198.6	$47.5	$52.0	$99.5	$28.8

Nine Months Ended 2022
Beginning Balance	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	40.8	40.8	—	10.8	10.8	—	12.2	12.2	8.1
Uncollectible Costs Deferred (1)	38.0	36.7	74.7	22.3	2.0	24.3	4.9	11.8	16.7	1.2
Write-Offs	(13.5)	(76.3)	(89.8)	(9.4)	(14.4)	(23.8)	(0.7)	(30.6)	(31.3)	(5.4)
Recoveries Collected	1.5	13.0	14.5	1.1	4.9	6.0	—	4.9	4.9	0.6
Ending Balance	$252.1	$205.5	$457.6	$158.6	$40.0	$198.6	$47.5	$52.0	$99.5	$28.8

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2023				September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$28.5	$7.0	$12.9	$3.7	$55.3	$16.2	$21.6	$6.8
AFUDC Equity	21.0	5.2	12.5	1.6	12.6	3.7	6.5	0.7
Equity in Earnings of Unconsolidated Affiliates	2.7	—	0.1	—	3.8	—	0.1	—
Investment Income	2.7	1.5	0.7	0.4	1.3	0.2	0.4	0.2
Interest Income	24.1	4.6	13.6	1.5	14.1	1.8	9.2	0.4
Other	0.1	—	0.1	—	2.7	—	0.1	—
Total Other Income, Net	$79.1	$18.3	$39.9	$7.2	$89.8	$21.9	$37.9	$8.1

	For the Nine Months Ended
	September 30, 2023				September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$96.6	$24.9	$41.7	$11.8	$164.5	$48.3	$64.0	$20.1
AFUDC Equity	55.5	13.9	34.0	3.4	33.7	9.3	17.5	1.7
Equity in Earnings of Unconsolidated Affiliates (1)	11.5	—	0.3	—	20.8	—	0.2	—
Investment (Loss)/Income	(0.4)	(0.2)	0.5	—	2.4	(0.9)	0.6	0.5
Interest Income	68.6	8.0	44.0	3.6	30.3	4.6	18.8	1.1
Other (1)	31.2	—	0.2	0.4	3.6	—	0.3	—
Total Other Income, Net	$263.0	$46.6	$120.7	$19.2	$255.3	$61.3	$101.4	$23.4

(1)    Eversource’s equity method investment in a renewable energy fund was liquidated in March 2023. Liquidation proceeds in excess of the carrying value were recorded in 2023 within Other in the table above. See Note 1E, "Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates," for further information. For the nine months ended September 30, 2022, pre-tax income of $12.2 million associated with this investment was included in Equity in Earnings of Unconsolidated Affiliates within Other Income, Net in the table above.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

		Investment Balance
(Millions of Dollars)	Ownership Interest	As of September 30, 2023	As of December 31, 2022
Offshore Wind Business	50%	$2,578.6	$1,947.1
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	116.8	118.8
Renewable Energy Investment Fund	90%	—	84.1
Other	various	28.5	26.1
Total Investments in Unconsolidated Affiliates		$2,723.9	$2,176.1

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

Offshore Wind Business: Eversource’s offshore wind business includes 50 percent ownership interests in North East Offshore and South Fork Class B Member, LLC, which collectively hold PPAs for the Revolution Wind and South Fork Wind projects and an Offshore Wind Renewable Energy Certificate (OREC) contract for the Sunrise Wind project. Eversource’s offshore wind business also includes a tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A shares. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

On May 25, 2023, Eversource announced that it had completed the strategic review of its offshore wind investment portfolio and determined that it would continue to pursue the sale of its offshore wind investment. The sale process of Eversource’s existing 50 percent interest in its three jointly-owned, contracted offshore wind projects continues to progress, and Eversource anticipates an announcement in the near term.

On September 7, 2023, Eversource completed the sale of its 50 percent interest in an uncommitted lease area consisting of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts to Ørsted for $625 million in an all-cash transaction. Eversource and Ørsted had entered into the purchase and sale agreement of this uncommitted lease area on May 25, 2023.

In September of 2023, Eversource and Ørsted executed a Tax Equity Capital Contribution Agreement for South Fork Wind and funded this tax equity investment. Eversource made a contribution of $528 million using the proceeds from the lease area sale to provide tax equity for South Fork Wind through this new tax equity member interest. In exchange for its investment, Eversource expects to receive investment tax credits as turbines are placed in service for South Fork Wind. These credits will be utilized to reduce Eversource’s federal tax liability, including refunds expected over the next twelve to eighteen months. South Fork Wind is expected to be fully in-service in early 2024.

In the second quarter of 2023, in connection with the conclusion of the strategic review, Eversource evaluated its aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The estimate of fair value was based on future cash flows arising from the expected sale price of Eversource’s 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, expected investment tax credits and potential investment tax credit adder amounts, and the value of the tax equity ownership interest. As a result, Eversource recognized a pre-tax other-than-temporary impairment charge of $401.0 million ($331.0 million after-tax, which includes the impact of a $40 million valuation allowance for federal and state capital loss carryforwards) in the second quarter of 2023.

The impairment evaluation involved judgments in developing the estimate and timing of future cash flows arising from the anticipated sale transactions, including future project spending amounts that could reduce the ultimate sales value, expected ability to qualify the Revolution Wind and Sunrise Wind projects for investment tax credit adders, the expectation of improved Sunrise Wind OREC contract value, and the selection of the discount rate used to determine fair value, all of which are Level 3 fair value measurements. The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could materially increase the impairment charge. The impairment evaluation was based on best information available at the impairment assessment date. Management evaluated its investment as of September 30, 2023 and concluded that, considering all facts and circumstances as of that date, there were no impairment triggering events in the third quarter of 2023. Accordingly, no additional impairment charge was applicable.

The impairment valuation model includes a key judgment of future cash flows from the sale of the Sunrise Wind project of up to $450 million, which was based on the expectation of a successful repricing of the Sunrise Wind OREC contract. In June 2023, Sunrise Wind had filed a petition with the New York State Public Service Commission for an order authorizing NYSERDA to amend the Sunrise Wind OREC contract to incorporate interconnection costs and to provide for inflation adjustments. This value for Sunrise Wind was assessed through September 30, 2023, assuming that the contract repricing would be successful given NYSERDA’s public support for pricing adjustments. On October 12, 2023, the New York State Public Service Commission denied this petition. New York is in the process of establishing an expedited offshore wind renewable energy solicitation, with NYSERDA issuing a request for information to potential bidders on October 26, 2023. Eversource and Ørsted are evaluating the next steps in this re-bidding process. Given the unfavorable development on the OREC pricing denial in the fourth quarter of 2023, Eversource will evaluate the project’s next steps and probability of success in the New York re-bidding process. It is possible that adverse developments could impact the fair value of Sunrise Wind and could result in a significant impairment in a future period.

Another key assumption in the impairment model of our offshore wind investment was investment tax credit (“ITC”) adders that were included in the Inflation Reduction Act. An ITC adder is an additional 10 percent of credit value for ITC eligible costs and include two distinct qualifications related to either using domestic sourced materials (domestic content) or construction of an onshore substation in a designated community (energy communities). Similar to the base ITC of 30 percent of the eligible costs, any ITC adders generated would be used to reduce Eversource’s current federal tax liability and could be used to receive tax refunds from prior years as well. Management estimated in the second quarter of 2023 that it would be able to realize a 10 percent ITC adder for both the Sunrise Wind and Revolution Wind projects, which is a total expected value of approximately $400 million. There is uncertainty at this time as to whether or not those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant impairment in a future period.

The three contracted offshore wind projects also are facing construction and scheduling related pressures, which may cause additional required capital contributions from Eversource that are not factored into the expected sales price. It is possible that these future spending amounts could result in a significant impairment charge in a future period.

Management will continue to monitor and evaluate all facts and circumstances in the offshore wind sales process and the impact on its investment balance. The fair value of the investment will be updated based on changes in critical assumptions, the final sales price, and final sales terms. It is possible that there will be changes in our expectations of the timing of the sale of our three projects. Adverse changes in facts and circumstances of estimates and timing of future cash flows and the factors described above could result in the recognition of additional, significant impairment charges and could be material to the financial statements.

The impairment charge was a non-cash charge and did not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to its offshore wind investment up to the time of the sale of the offshore wind projects. Proceeds from the transaction will be used to pay off parent company debt. Eversource’s expected sale of its offshore wind investment does not impact the presentation of the September 30, 2023 financial statements.

Proceeds received from the sale of the uncommitted lease area and the contribution for the tax equity investment in South Fork Wind, along with continued capital contributions in the offshore wind investment, are included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows for the nine months ended September 30, 2023.

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

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Eversource	$53.7	$52.9	$153.4	$146.0
CL&P	50.2	49.2	132.2	126.0

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2023	As of September 30, 2022
Eversource	$462.4	$394.1
CL&P	86.3	96.7
NSTAR Electric	135.9	94.5
PSNH	71.9	49.7

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$78.8	$9.8	$6.0	$33.9	$374.6	$11.3	$327.7	$0.1
Restricted cash included in:
Special Deposits	68.4	9.1	8.8	18.2	102.2	8.8	17.5	33.1
Marketable Securities	16.2	—	—	—	25.4	0.2	0.1	0.4
Other Long-Term Assets	17.5	—	—	3.2	19.6	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$180.9	$18.9	$14.8	$55.3	$521.8	$20.3	$345.3	$36.8

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, cash held in escrow accounts, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. As of both September 30, 2023 and December 31, 2022, restricted cash included in Marketable Securities represented restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations. As of December 31, 2022, restricted cash included in Marketable Securities also included money market funds held in trusts to fund certain non-qualified executive benefits.

Restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash included $20.0 million recorded as short-term in Special Deposits as of both September 30, 2023 and December 31, 2022, and $14.3 million and $15.9 million recorded in Other Long-Term Assets on the balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,700.6	$882.7	$553.9	$264.0	$1,379.1	$799.3	$484.4	$95.4
Regulatory Tracking Mechanisms	1,173.3	254.3	473.4	166.1	1,075.3	216.8	391.5	73.7
Benefit Costs	863.4	143.2	278.0	51.8	921.7	156.7	299.5	56.6
Income Taxes, Net	879.6	504.5	125.7	17.6	853.3	491.1	115.6	16.0
Securitized Stranded Costs	403.3	—	—	403.3	435.7	—	—	435.7
Goodwill-related	268.3	—	230.4	—	281.0	—	241.2	—
Derivative Liabilities	136.6	136.6	—	—	181.8	181.8	—	—
Asset Retirement Obligations	135.0	37.8	70.9	4.7	127.9	35.9	68.2	4.4
Other Regulatory Assets	296.5	23.5	96.3	9.0	322.5	26.2	114.0	14.4
Total Regulatory Assets	5,856.6	1,982.6	1,828.6	916.5	5,578.3	1,907.8	1,714.4	696.2
Less: Current Portion	1,507.9	383.7	638.5	177.1	1,335.5	314.1	492.8	102.2
Total Long-Term Regulatory Assets	$4,348.7	$1,598.9	$1,190.1	$739.4	$4,242.8	$1,593.7	$1,221.6	$594.0

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $251.4 million (including $159.8 million for CL&P, $26.7 million for NSTAR Electric and $1.2 million for PSNH) and $210.8 million (including $135.9 million for CL&P, $19.8 million for NSTAR Electric and $1.0 million for PSNH) of additional regulatory costs as of September 30, 2023 and December 31, 2022, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

As of September 30, 2023 and December 31, 2022, these regulatory costs included $85.6 million (including $65.6 million for CL&P and $9.6 million for NSTAR Electric) and $64.0 million (including $52.8 million for CL&P and $3.5 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs. As of both September 30, 2023 and December 31, 2022, these regulatory costs also included incremental COVID-19 related non-tracked uncollectible expense deferred of $29.8 million at Eversource, $11.8 million at CL&P, and $2.2 million at NSTAR Electric.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2023				As of December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,568.6	$973.4	$915.2	$341.6	$2,619.3	$983.6	$944.3	$348.6
Cost of Removal	680.8	154.9	418.3	16.0	670.6	130.8	405.3	14.7
Regulatory Tracking Mechanisms	740.5	205.4	345.2	108.4	890.8	361.0	336.1	155.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	333.4	46.1	166.8	34.7	270.9	34.5	139.7	28.8
AFUDC - Transmission	117.6	53.5	64.1	—	98.2	48.2	50.0	—
Benefit Costs	43.9	0.5	21.4	—	55.4	0.7	31.4	—
Other Regulatory Liabilities	261.4	30.4	72.6	4.9	215.9	40.6	14.5	6.5
Total Regulatory Liabilities	4,746.2	1,464.2	2,003.6	505.6	4,821.1	1,599.4	1,921.3	553.6
Less: Current Portion	724.4	155.9	416.0	114.6	890.8	336.0	373.2	162.0
Total Long-Term Regulatory Liabilities	$4,021.8	$1,308.3	$1,587.6	$391.0	$3,930.3	$1,263.4	$1,548.1	$391.6

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

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2023	As of December 31, 2022
(Millions of Dollars)
Distribution - Electric	$19,238.3	$18,326.2
Distribution - Natural Gas	7,754.4	7,443.8
Transmission - Electric	14,233.1	13,709.3
Distribution - Water	2,203.6	2,112.6
Solar	200.8	200.8
Utility	43,630.2	41,792.7
Other (1)	1,959.2	1,738.1
Property, Plant and Equipment, Gross	45,589.4	43,530.8
Less: Accumulated Depreciation
Utility	(9,518.6)	(9,167.4)
Other	(823.0)	(706.1)
Total Accumulated Depreciation	(10,341.6)	(9,873.5)
Property, Plant and Equipment, Net	35,247.8	33,657.3
Construction Work in Progress	3,270.5	2,455.5
Total Property, Plant and Equipment, Net	$38,518.3	$36,112.8

	As of September 30, 2023			As of December 31, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,717.0	$8,816.5	$2,745.1	$7,370.1	$8,410.0	$2,586.4
Transmission - Electric	6,345.8	5,536.6	2,352.4	6,165.1	5,333.8	2,212.0
Solar	—	200.8	—	—	200.8	—
Property, Plant and Equipment, Gross	14,062.8	14,553.9	5,097.5	13,535.2	13,944.6	4,798.4
Less: Accumulated Depreciation	(2,659.0)	(3,535.5)	(974.2)	(2,567.1)	(3,381.2)	(912.3)
Property, Plant and Equipment, Net	11,403.8	11,018.4	4,123.3	10,968.1	10,563.4	3,886.1
Construction Work in Progress	632.2	1,390.8	309.7	498.9	1,063.6	174.1
Total Property, Plant and Equipment, Net	$12,036.0	$12,409.2	$4,433.0	$11,467.0	$11,627.0	$4,060.2

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2023			As of December 31, 2022
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 3	$16.9	$(0.5)	$16.4	$16.3	$(0.5)	$15.8
Long-Term Derivative Assets	Level 3	17.0	(0.5)	16.5	28.8	(0.9)	27.9
Current Derivative Liabilities	Level 3	(84.2)	—	(84.2)	(81.6)	—	(81.6)
Long-Term Derivative Liabilities	Level 3	(85.3)	—	(85.3)	(143.9)	—	(143.9)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both September 30, 2023 and December 31, 2022 were 674 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

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

Exit price premiums of 1.3 percent through 5.5 percent, or a weighted average of 4.5 percent, are Level 3 significant unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments.

As of December 31, 2022, Level 3 unobservable inputs also utilized in the valuation of CL&P’s capacity-related related contracts included forward reserve prices of $0.44 per kW-Month through $0.50 per kW-Month, or a weighted average of $0.47 per kW-Month, over the period 2023 through 2024. As of September 30, 2023, these forward reserve prices are now observable.

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

CL&P	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	2023	2022
Derivatives, Net:
Fair Value as of Beginning of Period	$(152.1)	$(213.3)	$(181.8)	$(249.2)
Net Realized/Unrealized (Losses)/Gains Included in Regulatory Assets	(1.5)	2.4	(1.6)	11.2
Settlements	17.0	15.0	46.8	42.1
Fair Value as of End of Period	$(136.6)	$(195.9)	$(136.6)	$(195.9)
5.    MARKETABLE SECURITIES

Eversource’s marketable securities include the CYAPC and YAEC legally restricted trusts that each hold equity and available-for-sale debt securities to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Eversource also holds trusts that are not subject to regulatory oversight by state or federal agencies that are primarily used to fund certain non-qualified executive benefits. The marketable securities within these non-qualified executive benefit trusts were sold in 2023. Equity and available-for-sale debt marketable securities are recorded at fair value, with the current portion recorded in Prepayments and Other Current Assets and the long-term portion recorded in Marketable Securities on the balance sheets.

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2022 was $20.0 million. These equity securities were sold during 2023 and resulted in a $1.1 million gain recorded in Other Income, Net for the nine months ended September 30, 2023.  For the three and nine months ended September 30, 2022, there was $1.5 million and $10.6 million of unrealized losses, respectively, recorded in Other Income, Net that related to equity securities still held at the reporting date.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $168.3 million and $170.1 million as of September 30, 2023 and December 31, 2022, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of September 30, 2023				As of December 31, 2022
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$173.0	$0.3	$(11.0)	$162.3	$201.6	$0.1	$(16.2)	$185.5

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There was $1.2 million of realized losses recorded on securities sold for the nine months ended September 30, 2023 that were reclassified out of Accumulated Other Comprehensive Income and recorded in Other Income, Net. There have been no credit losses for the three and nine months ended September 30, 2023 and 2022, and no allowance for credit losses as of September 30, 2023. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio are investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $162.2 million and $163.2 million as of September 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of September 30, 2023 and December 31, 2022 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

As of September 30, 2023, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$19.0	$19.4
One to five years	29.9	29.2
Six to ten years	41.7	39.9
Greater than ten years	82.4	73.8
Total Debt Securities	$173.0	$162.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2023	As of December 31, 2022
Level 1:
Mutual Funds and Equities	$168.3	$190.1
Money Market Funds	16.2	25.4
Total Level 1	$184.5	$215.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$86.1	$82.3
Corporate Debt Securities	34.1	46.1
Asset-Backed Debt Securities	5.9	8.6
Municipal Bonds	9.3	12.7
Other Fixed Income Securities	10.7	10.4
Total Level 2	$146.1	$160.1
Total Marketable Securities	$330.6	$375.6

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 13, 2028. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 13, 2028, and serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,320.3	$1,442.2	$679.7	$557.8	5.53%	4.63%
NSTAR Electric Commercial Paper Program	209.5	—	440.5	650.0	5.35%	—%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2023, there were intercompany loans from Eversource parent to CL&P of $213.4 million and to PSNH of $0.1 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

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

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2023 Debentures	5.60%	150.0	September 2023	October 2028	Repay Series G Senior Notes at maturity and short-term debt and for general corporate purposes
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	September 2023	October 2033	Repaid Series S Bonds at maturity and for general corporate purposes
PSNH Series S First Mortgage Bonds	3.50%	(325.0)	November 2023	November 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Variable Rate Series T Senior Notes	SOFR plus 0.25%	(350.0)	August 2023	August 2023	Paid at maturity
Yankee Gas Series V First Mortgage Bonds	5.51%	170.0	August 2023	August 2030	Repaid short-term debt and general corporate purposes
Aquarion Water Company of Connecticut Senior Notes	5.89%	50.0	September 2023	October 2043	Repaid existing indebtedness, paid capital expenditures and general corporate purposes

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2023	As of December 31, 2022
Restricted Cash - Current Portion (included in Current Assets)	$16.6	$32.4
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	403.3	435.7
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.7	6.0
Accrued Interest (included in Other Current Liabilities)	2.5	6.9
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	367.3	410.5

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	3.9	4.2	11.9	12.9

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.7	$3.1	$1.9	$1.0	$1.9	$0.4	$0.3	$0.2
Interest Cost	63.4	12.6	13.5	6.8	8.5	1.5	2.3	0.9
Expected Return on Plan Assets	(116.3)	(23.5)	(28.4)	(12.3)	(19.3)	(2.3)	(9.2)	(1.4)
Actuarial Loss	10.9	0.5	4.0	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.2)	0.1
Settlement Loss	8.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(22.3)	$(7.3)	$(8.9)	$(4.1)	$(14.3)	$(0.2)	$(10.8)	$(0.2)
Intercompany Expense/(Income) Allocations	N/A	$0.8	$0.9	$0.3	N/A	$(0.5)	$(0.5)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$32.4	$9.2	$5.9	$3.2	$5.7	$1.0	$0.9	$0.6
Interest Cost	190.6	37.9	40.5	20.4	25.4	4.6	6.9	2.7
Expected Return on Plan Assets	(348.7)	(70.6)	(85.3)	(37.1)	(57.9)	(7.0)	(27.7)	(4.2)
Actuarial Loss	35.0	1.9	12.9	1.2	—	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Settlement Loss	12.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(77.4)	$(21.6)	$(25.7)	$(12.3)	$(43.0)	$(0.6)	$(32.6)	$(0.6)
Intercompany Income Allocations	N/A	$(1.8)	$(1.2)	$(0.3)	N/A	$(1.4)	$(1.6)	$(0.5)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.5	$4.7	$3.4	$1.7	$2.9	$0.5	$0.5	$0.3
Interest Cost	38.6	7.8	8.2	4.2	5.0	0.9	1.3	0.5
Expected Return on Plan Assets	(130.7)	(26.5)	(32.1)	(14.0)	(22.5)	(2.8)	(10.6)	(1.7)
Actuarial Loss	28.4	4.0	8.1	1.9	—	—	—	—
Prior Service Cost/(Credit)	0.4	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(45.8)	$(10.0)	$(12.3)	$(6.2)	$(20.0)	$(1.1)	$(13.0)	$(0.8)
Intercompany Income Allocations	N/A	$(4.0)	$(3.2)	$(1.0)	N/A	$(0.9)	$(0.9)	$(0.3)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$52.7	$13.9	$10.4	$5.2	$8.7	$1.5	$1.5	$0.8
Interest Cost	115.8	23.4	24.5	12.6	15.1	2.7	3.9	1.6
Expected Return on Plan Assets	(393.1)	(79.6)	(96.2)	(42.1)	(67.5)	(8.4)	(31.8)	(5.0)
Actuarial Loss	87.5	12.2	24.7	6.0	—	—	—	—
Prior Service Cost/(Credit)	1.1	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Income	$(136.0)	$(30.1)	$(36.3)	$(18.3)	$(59.9)	$(3.4)	$(39.1)	$(2.3)
Intercompany Income Allocations	N/A	$(11.9)	$(9.3)	$(2.7)	N/A	$(2.7)	$(2.7)	$(0.9)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2023		As of December 31, 2022
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	63	$130.5	59	$122.6
CL&P	14	12.6	13	13.9
NSTAR Electric	12	5.4	10	3.4
PSNH	8	7.7	8	6.1

The increase in the reserve balance was due primarily to the addition of one environmental site at NSTAR Gas, two additional environmental sites at NSTAR Electric, and changes in cost estimates at certain MGP sites at our natural gas companies and PSNH for which additional remediation will be required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $120.5 million and $112.6 million as of September 30, 2023 and December 31, 2022, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. Eversource regularly reviews performance risk under these guarantee arrangements, and in the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.4 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of September 30, 2023
Company (Obligor)	Description	Maximum Exposure (in millions)	Expiration Dates
North East Offshore	Construction-related purchase agreements with third-party contractors (1)	$705.8	(1)
Sunrise Wind LLC	Construction-related purchase agreements with third-party contractors (2)	823.3	2025 - 2028
Revolution Wind, LLC	Construction-related purchase agreements with third-party contractors (3)	381.1	2024 - 2027
South Fork Wind, LLC	Construction-related purchase agreements with third-party contractors (4)	55.5	2023 - 2026
Eversource Investment LLC	Funding and indemnification obligations of South Fork Wind (5)	77.4	(5)
South Fork Class B Member, LLC	Funding and indemnification obligations of South Fork Wind (6)	77.4	(6)
Eversource Investment LLC	Funding and indemnification obligations of North East Offshore (7)	29.8	(7)
South Fork Wind, LLC	Power Purchase Agreement Security (8)	7.1	(8)
Sunrise Wind LLC	OREC capacity production (9)	11.0	(9)
Bay State Wind LLC	Real estate purchase	2.5	2024
South Fork Wind, LLC	Transmission interconnection	1.2	—
Eversource Investment LLC	Letters of Credit (10)	15.2	—
Eversource TEI LLC	South Fork Wind Tax Equity (11)	—	(11)
Various	Surety bonds (12)	38.8	2023 - 2024
Eversource Service	Lease payments for real estate	0.3	2024

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, North East Offshore (NEO), under which Eversource parent agreed to guarantee 50 percent of NEO’s performance of obligations under certain purchase agreements with third-party contractors, in an aggregate amount not to exceed $1.3 billion with an expiration date in 2025. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation. Any amounts paid under this guarantee to Ørsted will count toward, but not increase, the maximum amount of the Funding Guarantee described in Note 7, below.

(2)     Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an aggregate amount not to exceed $1.06 billion, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from March 2025 and October 2028 and (ii) full performance of the guaranteed obligations.

(3)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, Revolution Wind, LLC, whereby Eversource parent will guarantee Revolution Wind, LLC's performance of certain obligations, in an aggregate amount not to exceed $546.4 million, in connection with construction-related purchase agreements. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging from May 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

(4)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations in connection with construction-related purchase agreements. Under these guarantees, Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in a total aggregate amount not to exceed $161.0 million. Eversource parent’s obligations under these guarantees expire upon the earlier of (i) dates ranging from October 2023 and August 2026 and (ii) full performance of the guaranteed obligations.

(5)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary Eversource Investment LLC (EI), which holds Eversource's investments in offshore wind-related equity method investments, whereby Eversource parent will guarantee EI’s performance of certain obligations, in an amount not to exceed $110.0 million, primarily in connection with capital expenditure funding obligations during the construction phase of the South Fork Wind project. Eversource parent obligations expire upon the full performance of the guaranteed obligations.

(6)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Class B Member, LLC, whereby Eversource parent will guarantee South Fork Class B Member, LLC’s performance of certain obligations, in an amount not to exceed $499.5 million, primarily in connection with capital expenditure funding obligations during the construction phase of the South Fork Wind project. Eversource parent obligations expire upon the full performance of the guaranteed obligations.

(7)    Eversource parent issued a guarantee (Funding Guarantee) on behalf of EI, under which Eversource parent agreed to guarantee certain funding obligations and certain indemnification payments of EI under the operating agreement of NEO, in an amount not to exceed $910 million. The guaranteed obligations include payment of EI's funding obligations during the construction phase of NEO’s underlying offshore wind projects and indemnification obligations associated with third party credit support for its investment in NEO. Eversource parent’s obligations under the Funding Guarantee expire upon the full performance of the guaranteed obligations.

(8)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guaranteed obligations.

(9)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations.

(10)    On September 16, 2020, Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. In January 2022, EI issued two letters of credit on behalf of South Fork Wind, LLC related to future decommissioning obligations of certain onshore transmission assets totaling $4.3 million. In June 2023, EI issued a letter of credit on behalf of Sunrise Wind LLC related to future environmental remediation in the amount of $9.9 million. In September 2023, EI issued a letter of credit on behalf of Revolution Wind, LLC related to onshore transmission construction in the amount of $1.0 million.

(11)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary, Eversource TEI LLC, whereby Eversource parent will guarantee Eversource TEI LLC’s performance of certain obligations, in an amount not to exceed $528.4 million, primarily in connection with tax equity funding obligations during the construction phase of the South Fork Wind project. Eversource parent obligations expire upon the full performance of the guaranteed obligations.

(12)    Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. The DOE Phase V trial is now expected to begin in 2024.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2023 and December 31, 2022.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$118.0	$116.2	$87.2	$43.0	$30.8	$—	$—
Long-Term Debt	24,159.1	21,260.5	4,606.8	4,025.3	4,576.5	4,071.1	1,756.6	1,483.4
Rate Reduction Bonds	410.5	381.6	—	—	—	—	410.5	381.6

As of December 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.7	$116.2	$99.2	$43.0	$37.5	$—	$—
Long-Term Debt	21,044.1	18,891.3	4,216.5	3,828.3	4,425.1	4,091.8	1,164.6	970.5
Rate Reduction Bonds	453.7	424.7	—	—	—	—	453.7	424.7

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(1.2)	$(37.8)	$(39.4)	$(0.4)	$0.4	$(42.3)	$(42.3)

OCI Before Reclassifications	—	—	0.1	0.1	—	(2.0)	(2.5)	(4.5)
Amounts Reclassified from AOCI	—	1.2	14.1	15.3	—	—	5.8	5.8
Net OCI	—	1.2	14.2	15.4	—	(2.0)	3.3	1.3
Balance as of End of Period	$(0.4)	$—	$(23.6)	$(24.0)	$(0.4)	$(1.6)	$(39.0)	$(41.0)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. Defined benefit plan amounts reclassified from AOCI also include a settlement loss amortized into net periodic benefit plan expense/(income) for the nine months ended September 30, 2023. See Note 8, "Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of		Issued as of
	Par Value	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Eversource	$5	410,000,000	380,000,000	359,984,073	359,984,073
CL&P	$10	24,500,000	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100,000,000	200	200
PSNH	$1	100,000,000	100,000,000	301	301

Treasury Shares: As of September 30, 2023 and December 31, 2022, there were 10,708,298 and 11,540,218 Eversource common shares held as treasury shares, respectively. As of September 30, 2023 and December 31, 2022, there were 349,275,775 and 348,443,855 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2023 and 2022 and $5.6 million for each of the nine months ended September 30, 2023 and 2022. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2023 and December 31, 2022. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and nine months ended September 30, 2023 and 2022, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income Attributable to Common Shareholders	$339.7	$349.4	$846.2	$1,084.7
Weighted Average Common Shares Outstanding:
Basic	349,704,155	347,297,411	349,461,219	346,115,823
Dilutive Effect	147,814	465,282	270,101	457,278
Diluted	349,851,969	347,762,693	349,731,320	346,573,101
Basic EPS	$0.97	$1.01	$2.42	$3.13
Diluted EPS	$0.97	$1.00	$2.42	$3.13

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,375.9	$83.0	$—	$44.7	$—	$—	$1,503.6
Commercial	764.1	33.7	—	19.6	—	(1.1)	816.3
Industrial	94.5	30.2	—	1.2	—	(4.8)	121.1
Total Retail Tariff Sales Revenues	2,234.5	146.9	—	65.5	—	(5.9)	2,441.0
Wholesale Transmission Revenues	—	—	520.2	—	—	(386.6)	133.6
Wholesale Market Sales Revenues	154.9	71.6	—	1.1	—	—	227.6
Other Revenues from Contracts with Customers	20.9	1.3	4.8	2.0	394.7	(392.4)	31.3
Total Revenues from Contracts with Customers	2,410.3	219.8	525.0	68.6	394.7	(784.9)	2,833.5
Alternative Revenue Programs	(43.8)	(2.4)	(33.6)	(0.3)	—	31.9	(48.2)
Other Revenues	4.8	0.9	0.2	0.3	—	—	6.2
Total Operating Revenues	$2,371.3	$218.3	$491.6	$68.6	$394.7	$(753.0)	$2,791.5

	For the Nine Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,982.1	$858.0	$—	$112.6	$—	$—	$4,952.7
Commercial	2,244.7	483.6	—	53.2	—	(3.4)	2,778.1
Industrial	268.5	141.7	—	3.4	—	(14.6)	399.0
Total Retail Tariff Sales Revenues	6,495.3	1,483.3	—	169.2	—	(18.0)	8,129.8
Wholesale Transmission Revenues	—	—	1,358.2	—	—	(1,015.6)	342.6
Wholesale Market Sales Revenues	484.4	160.5	—	2.9	—	—	647.8
Other Revenues from Contracts with Customers	60.1	3.9	14.1	6.1	1,217.3	(1,210.7)	90.8
Total Revenues from Contracts with Customers	7,039.8	1,647.7	1,372.3	178.2	1,217.3	(2,244.3)	9,211.0
Alternative Revenue Programs	(40.7)	21.9	57.6	(2.0)	—	(50.8)	(14.0)
Other Revenues	15.2	3.0	0.5	0.8	—	—	19.5
Total Operating Revenues	$7,014.3	$1,672.6	$1,430.4	$177.0	$1,217.3	$(2,295.1)	$9,216.5

	For the Three Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,492.9	$94.7	$—	$45.7	$—	$—	$1,633.3
Commercial	890.5	76.7	—	18.5	—	(1.7)	984.0
Industrial	105.6	33.6	—	1.3	—	(5.2)	135.3
Total Retail Tariff Sales Revenues	2,489.0	205.0	—	65.5	—	(6.9)	2,752.6
Wholesale Transmission Revenues	—	—	520.3	—	29.9	(416.3)	133.9
Wholesale Market Sales Revenues	317.1	22.7	—	1.1	—	—	340.9
Other Revenues from Contracts with Customers	17.3	0.6	3.4	2.1	313.6	(311.9)	25.1
Amortization of/(Reserve for) Revenues Subject to Refund (1)	7.0	—	—	(0.1)	—	—	6.9
Total Revenues from Contracts with Customers	2,830.4	228.3	523.7	68.6	343.5	(735.1)	3,259.4
Alternative Revenue Programs	(37.7)	(2.8)	(55.1)	(3.6)	—	52.6	(46.6)
Other Revenues	2.4	0.1	0.2	0.1	—	—	2.8
Total Operating Revenues	$2,795.1	$225.6	$468.8	$65.1	$343.5	$(682.5)	$3,215.6

	For the Nine Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,683.9	$870.0	$—	$109.1	$—	$—	$4,663.0
Commercial	2,216.0	456.9	—	49.9	—	(4.2)	2,718.6
Industrial	284.1	145.2	—	3.5	—	(14.8)	418.0
Total Retail Tariff Sales Revenues	6,184.0	1,472.1	—	162.5	—	(19.0)	7,799.6
Wholesale Transmission Revenues	—	—	1,301.0	—	79.4	(1,047.3)	333.1
Wholesale Market Sales Revenues	895.2	89.3	—	2.8	—	—	987.3
Other Revenues from Contracts with Customers	53.4	2.8	10.5	6.2	983.3	(974.9)	81.3
Amortization of/(Reserve for) Revenues Subject to Refund (1)	71.9	—	0.7	(0.9)	—	—	71.7
Total Revenues from Contracts with Customers	7,204.5	1,564.2	1,312.2	170.6	1,062.7	(2,041.2)	9,273.0
Alternative Revenue Programs	(26.2)	4.3	48.9	(2.8)	—	(46.9)	(22.7)
Other Revenues	7.5	0.9	0.5	0.4	—	—	9.3
Total Operating Revenues	$7,185.8	$1,569.4	$1,361.6	$168.2	$1,062.7	$(2,088.1)	$9,259.6

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$703.9	$480.5	$191.5	$739.1	$507.6	$246.2
Commercial	286.4	389.4	88.7	311.2	469.6	110.4
Industrial	39.0	31.9	23.6	41.9	39.3	24.4
Total Retail Tariff Sales Revenues	1,029.3	901.8	303.8	1,092.2	1,016.5	381.0
Wholesale Transmission Revenues	245.1	186.4	88.7	250.3	183.8	86.2
Wholesale Market Sales Revenues	112.8	28.6	13.5	232.9	57.5	26.7
Other Revenues from Contracts with Customers	7.7	12.4	5.0	7.5	10.7	3.1
Amortization of Revenues Subject to Refund (1)	1.3	—	—	7.0	—	—
Total Revenues from Contracts with Customers	1,396.2	1,129.2	411.0	1,589.9	1,268.5	497.0
Alternative Revenue Programs	(49.3)	(29.0)	0.9	(65.1)	(20.5)	(7.2)
Other Revenues	2.4	1.9	0.7	0.2	1.8	0.6
Eliminations	(159.2)	(148.6)	(59.5)	(155.9)	(144.3)	(59.8)
Total Operating Revenues	$1,190.1	$953.5	$353.1	$1,369.1	$1,105.5	$430.6

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,059.9	$1,318.7	$603.5	$1,864.4	$1,239.0	$580.5
Commercial	836.7	1,121.0	287.5	808.7	1,128.8	280.5
Industrial	104.1	95.7	68.7	111.4	104.0	68.7
Total Retail Tariff Sales Revenues	3,000.7	2,535.4	959.7	2,784.5	2,471.8	929.7
Wholesale Transmission Revenues	613.3	521.0	223.9	575.2	512.7	213.1
Wholesale Market Sales Revenues	330.4	102.1	51.9	656.3	163.1	75.8
Other Revenues from Contracts with Customers	24.7	36.0	12.2	22.8	34.1	8.8
Amortization of Revenues Subject to Refund (1)	3.1	—	—	72.6	—	—
Total Revenues from Contracts with Customers	3,972.2	3,194.5	1,247.7	4,111.4	3,181.7	1,227.4
Alternative Revenue Programs	28.0	(43.5)	32.4	28.3	(14.4)	8.8
Other Revenues	7.1	6.3	2.3	0.5	5.4	2.1
Eliminations	(444.1)	(428.5)	(159.1)	(449.6)	(420.4)	(161.2)
Total Operating Revenues	$3,563.2	$2,728.8	$1,123.3	$3,690.6	$2,752.3	$1,077.1

(1)    Amortization of/(Reserve for) Revenues Subject to Refund within the Electric Distribution segment in the third quarter and the first nine months of 2022 primarily represents the reversal of a 2021 reserve at CL&P established to provide bill credits to customers as a result of the settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. The reserve was reversed as customer credits were distributed to CL&P’s customers in retail electric rates. Total customer credits as a result of the 2021 settlement and civil penalty were $93.4 million. The settlement amount of $65 million was refunded over a two-month billing period from December 1, 2021 to January 31, 2022 and the civil penalty of $28.4 million was refunded over a one year billing period, which began September 1, 2021.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.   Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,371.3	$218.3	$491.6	$68.6	$394.7	$(753.0)	$2,791.5
Depreciation and Amortization	(0.7)	(38.0)	(94.5)	(13.9)	(40.7)	2.3	(185.5)
Other Operating Expenses	(2,124.0)	(211.1)	(144.9)	(30.9)	(315.7)	751.2	(2,075.4)
Operating Income/(Loss)	$246.6	$(30.8)	$252.2	$23.8	$38.3	$0.5	$530.6
Interest Expense	$(76.8)	$(19.7)	$(43.0)	$(9.8)	$(111.4)	$38.4	$(222.3)
Other Income, Net	53.5	9.2	11.9	1.3	415.9	(412.7)	79.1
Net Income/(Loss) Attributable to Common Shareholders	173.3	(33.7)	160.3	16.6	397.0	(373.8)	339.7

	For the Nine Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,014.3	$1,672.6	$1,430.4	$177.0	$1,217.3	$(2,295.1)	$9,216.5
Depreciation and Amortization	59.3	(156.7)	(276.4)	(41.3)	(115.5)	6.6	(524.0)
Other Operating Expenses	(6,371.4)	(1,280.8)	(409.4)	(87.5)	(992.6)	2,290.0	(6,851.7)
Operating Income	$702.2	$235.1	$744.6	$48.2	$109.2	$1.5	$1,840.8
Interest Expense	$(214.4)	$(62.4)	$(126.7)	$(28.4)	$(297.0)	$104.8	$(624.1)
Impairment of Offshore Wind Investment	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	155.7	27.9	30.8	4.0	1,082.6	(1,038.0)	263.0
Net Income Attributable to Common Shareholders	504.3	148.2	476.4	27.4	621.6	(931.7)	846.2
Cash Flows Used for Investments in Plant	1,230.3	536.8	1,011.3	140.1	207.1	—	3,125.6

	For the Three Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,795.1	$225.6	$468.8	$65.1	$343.5	$(682.5)	$3,215.6
Depreciation and Amortization	(256.9)	(25.1)	(85.1)	(12.7)	(35.4)	1.8	(413.4)
Other Operating Expenses	(2,261.5)	(226.3)	(143.7)	(28.8)	(265.7)	681.1	(2,244.9)
Operating Income/(Loss)	$276.7	$(25.8)	$240.0	$23.6	$42.4	$0.4	$557.3
Interest Expense	$(64.5)	$(18.8)	$(36.6)	$(8.7)	$(69.6)	$20.0	$(178.2)
Other Income, Net	59.6	11.1	10.1	2.1	429.9	(423.0)	89.8
Net Income/(Loss) Attributable to Common Shareholders	225.1	(24.6)	155.8	16.7	379.0	(402.6)	349.4

	For the Nine Months Ended September 30, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,185.8	$1,569.4	$1,361.6	$168.2	$1,062.7	$(2,088.1)	$9,259.6
Depreciation and Amortization	(806.7)	(116.2)	(250.3)	(37.5)	(98.8)	5.1	(1,304.4)
Other Operating Expenses	(5,743.2)	(1,244.3)	(414.3)	(82.9)	(876.5)	2,081.9	(6,279.3)
Operating Income	$635.9	$208.9	$697.0	$47.8	$87.4	$(1.1)	$1,675.9
Interest Expense	$(184.2)	$(51.2)	$(107.3)	$(25.2)	$(169.9)	$46.3	$(491.5)
Other Income, Net	160.1	31.9	28.3	6.4	1,280.1	(1,251.5)	255.3
Net Income Attributable to Common Shareholders	495.0	147.2	455.8	29.4	1,163.6	(1,206.3)	1,084.7
Cash Flows Used for Investments in Plant	823.9	424.5	823.3	103.4	177.6	—	2,352.7

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2023	$28,840.9	$8,404.5	$14,693.4	$2,885.1	$29,019.0	$(27,549.6)	$56,293.3
As of December 31, 2022	27,365.0	8,084.9	13,369.5	2,783.8	26,365.2	(24,737.5)	53,230.9

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as the Eversource 2022 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    the ability to sell Eversource’s 50 percent interest in three offshore wind projects under development on the timeline we expect, to satisfy the investment tax credit qualifications related to the tax equity investment in the South Fork Wind project, the ability of the Revolution Wind and Sunrise Wind projects to qualify for the investment tax credit adders, and to successfully rebid the Sunrise Wind OREC contract at an increased value,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $339.7 million, or $0.97 per share, in the third quarter of 2023, and $846.2 million, or $2.42 per share, in the first nine months of 2023, compared with $349.4 million, or $1.00 per share, in the third quarter of 2022, and $1.08 billion, or $3.13 per share, in the first nine months of 2022. Results for the first nine months of 2023 include an after-tax impairment charge of $331.0 million or $0.95 per share, related to our offshore wind investment recorded at Eversource parent. Our results also include after-tax transaction, transition and other charges recorded at Eversource parent of $6.9 million in the first nine months of 2023, compared with $13.0 million in the first nine months of 2022 and $2.2 million in the third quarter of 2022. Excluding the offshore wind impairment and these other charges, our non-GAAP earnings were $1.18 billion, or $3.38 per share, in the first nine months of 2023, compared with $1.10 billion, or $3.17 per share, in the first nine months of 2022 and $351.6 million, or $1.01 per share, in the third quarter of 2022.

•We narrowed our projection to earn within a 2023 non-GAAP EPS guidance range of $4.30 per share to $4.43 per share, which excludes the impact of the expected sale of our offshore wind investment portfolio and associated impairment charge, the loss on disposition of land, and transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2027 from our regulated utility businesses in the upper half of the 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $1.17 billion in the first nine months of 2023, compared with $1.69 billion in the first nine months of 2022. Investments in property, plant and equipment totaled $3.13 billion in the first nine months of 2023, compared with $2.35 billion in the first nine months of 2022.

•Cash and Cash Equivalents totaled $78.8 million as of September 30, 2023, compared with $374.6 million as of December 31, 2022. Our available borrowing capacity under our commercial paper programs totaled $1.12 billion as of September 30, 2023.

•In the first nine months of 2023, we issued $4.34 billion of new long-term debt and we repaid $1.20 billion of long-term debt.

•On September 14, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on September 29, 2023 to shareholders of record as of September 25, 2023.

Strategic Developments:

•On September 7, 2023, Eversource completed the sale of its 50 percent interest in an uncommitted lease area consisting of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts to Ørsted for $625 million in an all-cash transaction. In September of 2023, Eversource and Ørsted executed a Tax Equity Capital Contribution Agreement for South Fork Wind and funded this tax equity investment. Eversource made a contribution of $528 million using the proceeds from the lease area sale to provide tax equity for South Fork Wind through a new tax equity member interest. Eversource continues to progress towards completion of the sales process for the three contracted offshore wind projects.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$339.7	$0.97	$349.4	$1.00	$846.2	$2.42	$1,084.7	$3.13

Regulated Companies	$316.5	$0.91	$373.0	$1.07	$1,156.3	$3.30	$1,127.4	$3.26
Eversource Parent and Other Companies (Non-GAAP)	23.2	0.06	(21.4)	(0.06)	27.8	0.08	(29.7)	(0.09)
Non-GAAP Earnings	$339.7	$0.97	$351.6	$1.01	$1,184.1	$3.38	$1,097.7	$3.17
Impairment of Offshore Wind Investment (after-tax) (1)	—	—	—	—	(331.0)	(0.95)	—	—
Loss on Land Disposition (after-tax) (2)	—	—	—	—	(4.8)	(0.01)	—	—
Transaction and Transition Costs (after-tax) (3)	—	—	(2.2)	(0.01)	(2.1)	—	(13.0)	(0.04)
Net Income Attributable to Common Shareholders (GAAP)	$339.7	$0.97	$349.4	$1.00	$846.2	$2.42	$1,084.7	$3.13

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

(3)    The transaction costs are for the expected sale of our offshore wind investment portfolio and our water business acquisitions. The costs in 2022 also include costs associated with the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$173.3	$0.50	$225.1	$0.65	$504.3	$1.44	$495.0	$1.43
Electric Transmission	160.3	0.46	155.8	0.44	476.4	1.36	455.8	1.32
Natural Gas Distribution	(33.7)	(0.10)	(24.6)	(0.07)	148.2	0.42	147.2	0.42
Water Distribution	16.6	0.05	16.7	0.05	27.4	0.08	29.4	0.09
Net Income - Regulated Companies	$316.5	$0.91	$373.0	$1.07	$1,156.3	$3.30	$1,127.4	$3.26

Our electric distribution segment earnings decreased $51.8 million in the third quarter of 2023, as compared to the third quarter of 2022, due primarily to lower revenues at NSTAR Electric as a result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues, higher operations and maintenance expense due primarily to higher storm-related costs, a higher effective tax rate, higher interest expense, higher depreciation expense, and higher property and other tax expense. Those earnings decreases were partially offset by higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, a base distribution rate increase effective January 1, 2023 at NSTAR Electric, and an increase in interest income primarily on regulatory deferrals.

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

Our electric distribution segment earnings increased $9.3 million in the first nine months of 2023, as compared to the first nine months of 2022, due primarily to a base distribution rate increase effective January 1, 2023 at NSTAR Electric, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income. Those earnings increases were partially offset by higher interest expense, higher operations and maintenance expense, lower revenues at NSTAR Electric as a result of a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues, higher property and other tax expense, higher depreciation expense, and a higher effective tax rate.

Our electric transmission segment earnings increased $4.5 million and $20.6 million in the third quarter and the first nine months of 2023, respectively, as compared to the third quarter and the first nine months of 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment loss increased $9.1 million in the third quarter of 2023, as compared to the third quarter of 2022, due primarily to an unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, higher depreciation expense, higher operations and maintenance expense, and a higher effective tax rate, partially offset by higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure and lower property tax expense.

Our natural gas distribution segment earnings increased $1.0 million in the first nine months of 2023, as compared to the first nine months of 2022, due primarily to higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, base distribution rate increases effective November 1, 2022 at NSTAR Gas and EGMA, an increase in interest income primarily on regulatory deferrals, and lower operations and maintenance expense. Those earnings increases were partially offset by higher depreciation expense, an unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, a higher effective tax rate, higher interest expense, and higher property tax expense.

Our water distribution segment earnings decreased $0.1 million and $2.0 million in the third quarter and the first nine months of 2023, respectively, as compared to the third quarter and the first nine months of 2022. Lower first nine months earnings were due primarily to higher operations and maintenance expense and higher interest expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ earnings increased $46.8 million in the third quarter of 2023, as compared to the third quarter of 2022, due primarily to a lower effective tax rate as a result of the ability to utilize tax credits and benefits, partially offset by higher interest expense.

Eversource parent and other companies’ losses increased $267.4 million in the first nine months of 2023, as compared to the first nine months of 2022, due primarily to the impairment of Eversource Parent’s offshore wind investment in the second quarter of 2023, which resulted in an after-tax charge of $331.0 million, or $0.95 per share. Earnings were also unfavorably impacted by higher interest expense and a loss on the disposition of land in the second quarter of 2023 that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned. Earnings benefited by a lower effective tax rate as a result of the ability to utilize tax credits and benefits in the third quarter of 2023, as well as a decrease in after-tax transaction and transition costs of $10.9 million in the first nine months of 2023, as compared to the first nine months of 2022. Additionally, earnings were favorably impacted by a benefit in both the first and second quarters of 2023 from the liquidation of Eversource Parent’s equity method investment in a renewable energy fund, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023.

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

Cash and Cash Equivalents totaled $78.8 million as of September 30, 2023, compared with $374.6 million as of December 31, 2022.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 13, 2028. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 13, 2028, and serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,320.3	$1,442.2	$679.7	$557.8	5.53%	4.63%
NSTAR Electric Commercial Paper Program	209.5	—	440.5	650.0	5.35%	—%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2023 or December 31, 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2023, there were intercompany loans from Eversource parent to CL&P of $213.4 million and to PSNH of $0.1 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Availability under Long-Term Debt Issuance Authorizations: On June 7, 2023, PURA approved Yankee Gas’ request for authorization to issue up to $350 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2023 Debentures	5.60%	150.0	September 2023	October 2028	Repay Series G Senior Notes at maturity and short-term debt and for general corporate purposes
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	September 2023	October 2033	Repaid Series S Bonds at maturity and for general corporate purposes
PSNH Series S First Mortgage Bonds	3.50%	(325.0)	November 2023	November 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repay Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Variable Rate Series T Senior Notes	SOFR plus 0.25%	(350.0)	August 2023	August 2023	Paid at maturity
Yankee Gas Series V First Mortgage Bonds	5.51%	170.0	August 2023	August 2030	Repaid short-term debt and general corporate purposes
Aquarion Water Company of Connecticut Senior Notes	5.89%	50.0	September 2023	October 2043	Repaid existing indebtedness, paid capital expenditures and general corporate purposes

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $16.2 million of interest payments in the first nine months of 2023, and paid $43.2 million of RRB principal payments and $17.6 million of interest payments in the first nine months of 2022.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.17 billion in the first nine months of 2023, compared with $1.69 billion in the first nine months of 2022. Operating cash flows were unfavorably impacted by an increase in regulatory under-recoveries driven primarily by the timing of collections for the CL&P non-bypassable FMCC and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable and the timing of other working capital items. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $717.3 million in the first nine months of 2023, as compared to the first nine months of 2022, and is presented as a cash outflow in Amortization on the statement of cash flows. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, the absence in 2023 of $78.4 million of payments in 2022 related to withheld property taxes at our Massachusetts companies, a decrease of $75.0 million in pension contributions made in 2023 compared to 2022, the absence in 2023 of $72.0 million of customer credits distributed in 2022 at CL&P as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a $54.2 million increase in operating cash flows due to income tax refunds received in 2023 compared to income tax payments in 2022, a decrease in cost of removal expenditures and a $12.7 million decrease in cash payments for storm costs.

On September 14, 2023, our Board of Trustees approved a common share dividend payment of $0.675 per share, paid on September 29, 2023 to shareholders of record as of September 25, 2023. In the first nine months of 2023, we paid cash dividends of $688.9 million and issued non-cash dividends of $17.6 million in the form of treasury shares, totaling dividends of $706.5 million. In the first nine months of 2022, we paid cash dividends of $643.6 million and issued non-cash dividends of $17.4 million in the form of treasury shares, totaling dividends of $661.0 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2023, CL&P, NSTAR Electric and PSNH paid $247.8 million, $327.4 million, and $112.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first nine months of 2023, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $3.13 billion, $797.3 million, $1.01 billion, and $431.9 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Investments in Unconsolidated Affiliates within investing activities on the statements of cash flows includes proceeds received from the liquidation of an equity method investment in a renewable energy investment fund of $147.0 million and proceeds received from the sale of an uncommitted lease area in our offshore wind business of $625 million in the first nine months of 2023.

On October 16, 2023, Eversource received a $318 million distribution from its offshore wind investment, primarily as a result of being a 50 percent joint owner in South Fork Wind, which was restructured as a tax equity investment. This distribution was used to pay down short-term debt.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2022 Form 10-K.

Credit Ratings: On September 14, 2023, S&P changed Eversource parent’s and NSTAR Electric’s outlook from positive to stable and CL&P’s outlook from stable to negative. On October 26, 2023, S&P changed Eversource parent’s, NSTAR Electric’s, and PSNH’s outlook from stable to negative. On October 27, 2023, Fitch changed Eversource parent’s and NSTAR Electric’s outlook from stable to negative. On October 27, 2023, Moody’s downgraded the ratings on Eversource parent and NSTAR Electric and revised the outlooks from negative to stable.

A summary of our corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	A-	Negative	Baa2	Stable	BBB+	Negative
CL&P	A	Negative	A3	Stable	A-	Stable
NSTAR Electric	A	Negative	A2	Stable	A	Negative
PSNH	A	Negative	A3	Stable	A-	Stable

A summary of the current credit ratings by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

S&P	S&P	Moody’s	Fitch
Eversource Parent	BBB+	Baa2	BBB+
CL&P	A+	A1	A+
NSTAR Electric	A	A2	A+
PSNH	A+	A1	A+

Impact of COVID-19

The financial impacts of COVID-19 as it relates to our businesses primarily relate to collectability of customer receivables and the outcome of future proceedings before our state regulatory commissions to recover our incremental uncollectible customer receivable costs associated with COVID-19. As of both September 30, 2023 and December 31, 2022, the total amount incurred as a result of COVID-19 included in the allowance for uncollectible accounts was $50.9 million at Eversource, $16.0 million at CL&P, and $4.1 million at NSTAR Electric. At our Connecticut and Massachusetts utilities, the COVID-19 related uncollectible amounts were deferred either as incremental regulatory costs or deferred through existing regulatory tracking mechanisms that recover uncollectible energy supply costs, as management believes it is probable that these costs will ultimately be recovered from customers in future rates.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $3.21 billion in the first nine months of 2023, compared to $2.52 billion in the first nine months of 2022.  These amounts included $172.3 million and $177.3 million in the first nine months of 2023 and 2022, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $154.8 million in the first nine months of 2023, as compared to the first nine months of 2022.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022
CL&P	$282.1	$284.4
NSTAR Electric	388.3	283.0
PSNH	283.1	231.3
Total Electric Transmission	$953.5	$798.7

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

Our transmission projects in Massachusetts include electric transmission upgrades in the greater Boston metropolitan area. Two of these upgrades, the Mystic-Woburn and the Wakefield-Woburn reliability projects, are under construction and are expected to be placed in service by the fourth quarter of 2023. Construction on the last remaining upgrade, the Sudbury-Hudson Reliability Project, commenced in the fourth quarter of 2022. We spent $83 million during the first nine months of 2023 and we expect to make additional capital expenditures of approximately $170 million on these remaining transmission upgrades.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2023
Basic Business	$209.4	$271.3	$60.5	$541.2	$145.9	$11.8	$698.9
Aging Infrastructure	194.2	216.6	72.3	483.1	507.8	99.4	1,090.3
Load Growth and Other	88.0	136.3	22.9	247.2	46.3	0.5	294.0
Total Distribution	$491.6	$624.2	$155.7	$1,271.5	$700.0	$111.7	$2,083.2
2022
Basic Business	$186.6	$118.3	$40.2	$345.1	$135.6	$9.5	$490.2
Aging Infrastructure	150.7	159.7	47.1	357.5	378.8	87.4	823.7
Load Growth and Other	39.9	122.0	20.5	182.4	43.2	0.7	226.3
Total Distribution	$377.2	$400.0	$107.8	$885.0	$557.6	$97.6	$1,540.2

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

Offshore Wind Business: Our offshore wind business includes 50 percent ownership interests in wind partnerships, which collectively hold PPAs for the Revolution Wind and South Fork Wind projects, an OREC contract for the Sunrise Wind project, and a tax equity investment in South Fork Wind. Our offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

As of September 30, 2023 and December 31, 2022, Eversource's total equity investment balance in its offshore wind business was $2.58 billion and $1.95 billion, respectively.

Expected Sale of Offshore Wind Investment: On May 25, 2023, Eversource announced that it had completed the strategic review of its offshore wind investment portfolio and determined that it would continue to pursue the sale of its offshore wind investment. The sale process of Eversource’s existing 50 percent interest in its three jointly-owned, contracted offshore wind projects continues to progress, and Eversource anticipates an announcement in the near term.

On September 7, 2023, Eversource completed the sale of its 50 percent interest in an uncommitted lease area consisting of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts to Ørsted for $625 million in an all-cash transaction. Eversource and Ørsted had entered into the purchase and sale agreement of this uncommitted lease area on May 25, 2023.

In September of 2023, Eversource and Ørsted executed a Tax Equity Capital Contribution Agreement for South Fork Wind and funded this tax equity investment. Eversource made a contribution of $528 million using the proceeds from the lease area sale to provide tax equity for South Fork Wind through this new tax equity member interest. In exchange for its investment, Eversource expects to receive investment tax credits as turbines are placed in service for South Fork Wind. These credits will be utilized to reduce Eversource’s federal tax liability, including refunds expected over the next twelve to eighteen months. South Fork Wind is expected to be fully in-service in early 2024.

In the second quarter of 2023, in connection with the conclusion of the strategic review, Eversource evaluated its aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The estimate of fair value was based on future cash flows arising from the expected sale price of Eversource’s 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, expected investment tax credits and potential investment tax credit adder amounts, and the value of the tax equity ownership interest. As a result, Eversource recognized a pre-tax other-than-temporary impairment charge of $401.0 million ($331.0 million after-tax, which includes the impact of a $40 million valuation allowance for federal and state capital loss carryforwards) in the second quarter of 2023.

The impairment evaluation involved judgments in developing the estimate and timing of future cash flows arising from the anticipated sale transactions, including future project spending amounts that could reduce the ultimate sales value, expected ability to qualify the Revolution Wind and Sunrise Wind projects for investment tax credit adders, the expectation of improved Sunrise Wind OREC contract value, and the selection of the discount rate used to determine fair value. The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could materially increase the impairment charge. The impairment evaluation was based on best information available at the impairment assessment date. Management evaluated its investment as of September 30, 2023 and concluded that, considering all facts and circumstances as of that date, there were no impairment triggering events in the third quarter of 2023. Accordingly, no additional impairment charge was applicable.

The impairment valuation model includes a key judgment of future cash flows from the sale of the Sunrise Wind project of up to $450 million, which was based on the expectation of a successful repricing of the Sunrise Wind OREC contract. In June 2023, Sunrise Wind had filed a petition with the New York State Public Service Commission for an order authorizing NYSERDA to amend the Sunrise Wind OREC contract to incorporate interconnection costs and to provide for inflation adjustments. This value for Sunrise Wind was assessed through September 30, 2023, assuming that the contract repricing would be successful given NYSERDA’s public support for pricing adjustments. On October 12, 2023, the New York State Public Service Commission denied this petition. New York is in the process of establishing an expedited offshore wind renewable energy solicitation, with NYSERDA issuing a request for information to potential bidders on October 26, 2023. Eversource and Ørsted are evaluating the next steps in this re-bidding process. Given the unfavorable development on the OREC pricing denial in the fourth quarter of 2023, Eversource will evaluate the project’s next steps and probability of success in the New York re-bidding process. It is possible that adverse developments could impact the fair value of Sunrise Wind and could result in a significant impairment in a future period.

Another key assumption in the impairment model of our offshore wind investment was investment tax credit (“ITC”) adders that were included in the Inflation Reduction Act. An ITC adder is an additional 10 percent of credit value for ITC eligible costs and include two distinct qualifications related to either using domestic sourced materials (domestic content) or construction of an onshore substation in a designated community (energy communities). Similar to the base ITC of 30 percent of the eligible costs, any ITC adders generated would be used to reduce Eversource’s current federal tax liability and could be used to receive tax refunds from prior years as well. Management estimated in the second quarter of 2023 that it would be able to realize a 10 percent ITC adder for both the Sunrise Wind and Revolution Wind projects, which is a total expected value of approximately $400 million. There is uncertainty at this time as to whether or not those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant impairment in a future period.

The three contracted offshore wind projects also are facing construction and scheduling related pressures, which may cause additional required capital contributions from Eversource that are not factored into the expected sales price. It is possible that these future spending amounts could result in a significant impairment charge in a future period.

Management will continue to monitor and evaluate all facts and circumstances in the offshore wind sales process and the impact on its investment balance. The fair value of the investment will be updated based on changes in critical assumptions, the final sales price, and final sales terms. It is possible that there will be changes in our expectations of the timing of the sale of our three projects. Adverse changes in facts and circumstances of estimates and timing of future cash flows and the factors described above could result in the recognition of additional, significant impairment charges and could be material to the financial statements.

The impairment charge was a non-cash charge and did not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to its offshore wind investment up to the time of the sale of the offshore wind projects. Proceeds from the transaction will be used to pay off parent company debt.

Proceeds received from the sale of the uncommitted lease area and the contribution for the tax equity investment in South Fork Wind, along with continued capital contributions in the offshore wind investment, are included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows for the nine months ended September 30, 2023.

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

Federal Siting and Permitting Process: The federal siting and permitting process for each of our offshore wind projects commence with the filing of a Construction and Operations Plan (COP) application with BOEM. BOEM provides a review schedule for the project’s COP approval and conducts environmental and technical reviews of the COP. BOEM issues an Environmental Impact Statement (EIS) that assesses the environmental, social, and economic impacts of constructing the project and recommends measures to minimize impacts. The Final EIS will inform BOEM in deciding whether to approve the project or to approve with modifications and BOEM will then issue its Record of Decision. BOEM issues its final approval of the COP following the Record of Decision.

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. BOEM released its Draft EIS on September 2, 2022 and its Final EIS on July 17, 2023 for the Revolution Wind project, and released its Draft EIS on December 16, 2022 for the Sunrise Wind project. For Revolution Wind, on August 21, 2023, BOEM issued its Record of Decision, which concluded BOEM’s environmental review of the project and identified the recommended configuration. Final approval is expected in the fourth quarter of 2023. For Sunrise Wind, a Final EIS and Record of Decision are expected in the fourth quarter of 2023, and final approval is expected in the first quarter of 2024.

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

On November 17, 2022, the New York Public Service Commission approved an order adopting a Joint Proposal filed by Sunrise Wind and granting a Certificate of Environmental Compatibility and Public Need. On November 18, 2022, Sunrise Wind filed its Phase 1 Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on limited onshore construction activities subject to state and local jurisdiction. On March 27, 2023, Sunrise Wind filed its EM&CP for Phase 2, which covers the remainder of the project components. On June 22, 2023, Sunrise Wind received approval of the Phase 1 EM&CP. On July 13, 2023, the New York State Public Service Commission approved Sunrise Wind’s notice for authorization to proceed with construction for Phase 1.

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

Construction Process: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. All major onshore construction activities, including the project’s underground onshore transmission line and the onshore interconnection facility located in East Hampton, New York are complete. Offshore construction activities began in the fourth quarter of 2022 and continue, with installation of the subsea transmission cable, the monopile foundations and offshore substation complete. The remainder of the marine construction activities, primarily installation of the project’s 11-megawatt wind turbines, are expected to continue throughout the rest of 2023 and into early 2024. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however it believes it is probable it will be able to overcome these challenges.

For Revolution Wind, on October 31, 2023, the joint venture made its final investment decision to advance to full onshore and offshore construction and installation, and major construction is expected to begin in the fourth quarter of 2023 once all necessary federal, state and local approvals are received. For Sunrise Wind, once all necessary federal, state and local approvals are received and the joint venture has made its final investment decision, then major construction is expected to begin. Both projects have started limited onshore construction activities.

Projected In-Service Dates: We expect the South Fork Wind project to be fully in-service in early 2024. For Revolution Wind and Sunrise Wind, based on the updated BOEM permit schedules outlining when BOEM will complete its review of the COP, we currently expect in-service dates in late 2025 for both projects.

Projected Investments: We currently expect to make investments in our offshore wind business between $1.4 billion and $1.6 billion in 2023 and expect to make investments for our three projects in total between $2.1 billion and $2.4 billion from 2024 through 2026. These estimates assume that the three projects are completed and are in-service by the end of 2025, as planned. These projected investments are expected to be impacted by the expected future sale of our offshore wind investment and related developments.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2023 and December 31, 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2023 and December 31, 2022.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of estimated 2023 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5.5 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2023 estimated rate base) on Eversource's after-tax earnings is approximately $19.5 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2023, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2022 Form 10-K.

Energy Supply Retail Rates: CL&P, NSTAR Electric and PSNH each finalized full requirements energy supply procurement contracts for its customers that choose to purchase power from the electric distribution company (standard offer, basic service or default energy service, respectively) for the second half of 2023 and new energy supply rates for residential customers were established effective July 1, 2023 at CL&P and NSTAR Electric and effective August 1, 2023 at PSNH. Energy supply rates are approved by the respective state regulatory commission and are re-set every six months for residential customers. CL&P’s standard service rate for residential customers decreased to 13.82 cents per kWh effective July 1, 2023, as compared to 24.17 cents effective January 1, 2023. NSTAR Electric’s basic service rate for residential customers in eastern Massachusetts decreased to 16.08 cents per kWh and for western Massachusetts customers to 14.85 cents per kWh effective July 1, 2023, as compared to 25.78 cents and 21.99 cents effective January 1, 2023, respectively. PSNH’s default energy service rate for residential customers decreased to 12.58 cents per kWh effective August 1, 2023, as compared to 20.22 cents effective February 1, 2023. Decreases in energy supply retail rates result in decreases in both energy supply procurement revenues and purchased power expenses, with no impact on earnings.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA will conduct the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of performance-based regulation elements for further exploration and implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning with final decisions expected in May and August of 2024. The three reopener dockets continue to progress through the Phase 2 process. We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

Termination of Park City Wind Power Purchase Agreement: On October 2, 2023, Park City Wind LLC and CL&P signed an agreement to terminate the Park City Wind offshore wind generation PPA, at the request of Park City Wind LLC. The termination agreement was effective on October 13, 2023, the date of PURA approval. In October 2023, Park City Wind LLC paid a termination payment of $12.9 million to CL&P resulting from the termination of the PPA, which CL&P will return to customers.

Massachusetts:

Termination of SouthCoast Wind Power Purchase Agreements: On August 28, 2023, SouthCoast Wind Energy LLC and NSTAR Electric signed agreements to terminate three SouthCoast Wind offshore wind generation PPAs, at the request of SouthCoast Wind Energy LLC. The termination agreements were effective on September 29, 2023, the date of DPU approval. In October 2023, SouthCoast Wind Energy, LLC paid a termination payment totaling $32.5 million to NSTAR Electric resulting from the termination of the PPAs, which NSTAR Electric will return to customers.

Termination of Commonwealth Wind Power Purchase Agreement: On July 13, 2023, Commonwealth Wind, LLC and NSTAR Electric signed an agreement to terminate the Commonwealth Wind offshore wind generation PPA, at the request of Commonwealth Wind, LLC. The termination agreement was effective on August 23, 2023, the date of DPU approval. In October 2023, Commonwealth Wind, LLC paid a termination payment of $25.9 million to NSTAR Electric, which NSTAR Electric will return to customers.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
Operating Revenues	$2,791.5	$3,215.6	$(424.1)	$9,216.5	$9,259.6	$(43.1)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,168.6	1,388.0	(219.4)	4,232.9	3,718.3	514.6
Operations and Maintenance	500.7	454.3	46.4	1,382.6	1,378.9	3.7
Depreciation	329.5	302.1	27.4	962.5	885.7	76.8
Amortization	(144.0)	111.3	(255.3)	(438.5)	418.6	(857.1)
Energy Efficiency Programs	162.4	162.5	(0.1)	531.2	498.7	32.5
Taxes Other Than Income Taxes	243.7	240.1	3.6	705.0	683.5	21.5
Total Operating Expenses	2,260.9	2,658.3	(397.4)	7,375.7	7,583.7	(208.0)
Operating Income	530.6	557.3	(26.7)	1,840.8	1,675.9	164.9
Interest Expense	222.3	178.1	44.2	624.3	491.6	132.7
Impairment of Offshore Wind Investment	—	—	—	401.0	—	401.0
Other Income, Net	79.1	89.8	(10.7)	263.0	255.3	7.7
Income Before Income Tax Expense	387.4	469.0	(81.6)	1,078.5	1,439.6	(361.1)
Income Tax Expense	45.8	117.7	(71.9)	226.7	349.3	(122.6)
Net Income	341.6	351.3	(9.7)	851.8	1,090.3	(238.5)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$339.7	$349.4	$(9.7)	$846.2	$1,084.7	$(238.5)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage Decrease
Three Months Ended September 30:	2023	2022		2023	2022		2023	2022
Traditional	2,090	2,140	(2.3)%	—	—	—%	469	596	(21.3)%
Decoupled and Special Contracts (1)	12,140	12,545	(3.2)%	15,755	15,751	—%	7,168	8,379	(14.5)%
Total Sales Volumes	14,230	14,685	(3.1)%	15,755	15,751	—%	7,637	8,975	(14.9)%

Nine Months Ended September 30:
Traditional	5,735	5,927	(3.2)%	—	—	—%	1,148	1,227	(6.4)%
Decoupled and Special Contracts (1)	31,858	33,358	(4.5)%	99,289	109,163	(9.0)%	17,761	17,965	(1.1)%
Total Sales Volumes	37,593	39,285	(4.3)%	99,289	109,163	(9.0)%	18,909	19,192	(1.5)%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$(423.8)	$(171.5)
Natural Gas Distribution	(7.3)	103.2
Electric Transmission	22.8	68.8
Water Distribution	3.5	8.8
Other	51.2	154.6
Eliminations	(70.5)	(207.0)
Total Operating Revenues	$(424.1)	$(43.1)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues decreased $30.4 million for the three month period due primarily to a rate design change at NSTAR Electric approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and resulted in a decrease of $42.0 million, partially offset by a base distribution rate increase effective January 1, 2023 at NSTAR Electric of $12.0 million.

•Base electric distribution revenues increased $5.6 million for the nine month period due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2023 of $29.9 million, partially offset by a rate design change at NSTAR Electric approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and resulted in a decrease of $20.8 million. As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change results in higher revenues in each of the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.

•Base natural gas distribution revenues increased $1.6 million and $14.7 million for the respective three and nine month periods due primarily to the impact of base distribution rate increases at NSTAR Gas and EGMA effective November 1, 2022.

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

Tracked distribution revenues increased/(decreased) for the three and nine month periods, due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(102.5)	$680.0	$(71.1)	$(42.8)
CL&P FMCC	(75.1)	(343.4)	—	—
Retail transmission	(48.7)	(97.2)	—	—
Energy efficiency	(9.6)	5.0	5.8	34.1
Other distribution tracking mechanisms	(4.3)	(19.4)	5.1	24.3
Wholesale Market Sales Revenue	(162.2)	(410.8)	48.9	71.2

The decrease in energy supply procurement within electric distribution for the three month period was driven by lower average supply-related sales volumes, partially offset by higher average prices. The increase in energy supply procurement within electric distribution for the nine month period was driven by higher average prices, partially offset by lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution for the three month period was driven by lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution for the nine month period was driven by lower average supply-related sales volumes, partially offset by higher average prices.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission Expense" below.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023. As a result of the 2023 CL&P RAM decision, the average NBFMCC rate changed to $0.00293 per kWh effective September 1, 2023.

The decrease in electric distribution wholesale market sales revenue for the three and nine month periods was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $32.17 per MWh and $38.16 per MWh for the three and nine months ended September 30, 2023, respectively, as compared to $81.50 per MWh and $86.13 per MWh for the same periods in 2022, respectively, driven primarily by lower natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $22.8 million and $68.8 million for the three and nine month periods, respectively, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs.  These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  The variance in Purchased Power, Purchased Natural Gas and Transmission expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Energy supply procurement costs	$(107.9)	$670.6
Other electric distribution costs	(6.6)	(14.8)
Natural gas costs	(24.8)	3.4
Transmission costs	(59.0)	(90.0)
Eliminations	(21.1)	(54.6)
Total Purchased Power, Purchased Natural Gas and Transmission	$(219.4)	$514.6

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The decrease in other electric distributions costs for the three and nine month periods was primarily the result of a decrease in long-term renewable contract costs and lower net metering costs at NSTAR Electric, partially offset by higher long-term contractual energy-related costs at CL&P that are recovered in the non-bypassable component of the FMCC mechanism, and by higher net metering costs at PSNH.

Costs at the natural gas distribution segment include supply procurement costs for retail customers and supply costs for wholesale third party marketers. Total natural gas costs decreased for the three month period due primarily to lower average purchased volumes and lower average prices. Total natural gas costs increased for the nine month period due primarily to an increase in the retail cost deferral, partially offset by lower average purchased volumes and lower average prices.

The decrease in transmission costs for the three and nine month periods was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers and a decrease in costs billed by ISO-NE that support regional grid investments. These decreases were partially offset by an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$18.3	$8.7
Shared corporate costs (including computer software depreciation at Eversource Service)	7.1	24.7
Other non-tracked operations and maintenance	0.3	(10.7)
General costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments)	0.1	11.1
Employee-related expenses (including labor and benefits)	(0.4)	(10.2)
Vegetation management	(0.4)	(4.1)
Operations-related expenses (including vendor services and vehicles)	(4.6)	(3.1)
Total Base Electric Distribution (Non-Tracked Costs)	20.4	16.4
Tracked Electric Costs (Electric Distribution and Electric Transmission)	18.2	28.1
Total Electric Distribution and Electric Transmission	38.6	44.5
Natural Gas Distribution:
Base (Non-Tracked Costs) - Three month increase due primarily to higher bad debt expense, partially offset by lower employee-related expenses; nine month decrease due primarily to lower employee-related expenses	4.0	(6.8)
Tracked Costs	1.1	(0.9)
Total Natural Gas Distribution	5.1	(7.7)
Water Distribution	1.7	3.9
Eversource Parent and Other Companies - other operations and maintenance	52.4	130.3
Eliminations	(48.6)	(152.4)
Transaction and Transition Costs	(2.8)	(14.9)
Total Operations and Maintenance	$46.4	$3.7

Depreciation expense increased for the three and nine month periods due primarily to higher utility plant in service balances, partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023 at NSTAR Electric.

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

Amortization decreased for the three and nine month periods due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the CL&P FMCC mechanism was driven primarily by the November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $210.3 million in the three month period and $717.3 million in the nine month period. The nine month decrease was also driven by the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

The decreases for the three and nine month periods were partially offset by the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 at NSTAR Electric and effective November 1, 2022 at NSTAR Gas and EGMA, and an unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing that resulted in an increase to amortization expense of $9.0 million recorded in the third quarter of 2023.

Energy Efficiency Programs expense increased for the nine month period due primarily to the deferral adjustment at NSTAR Gas and EGMA, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three month period due primarily to higher employment-related taxes based on the timing of payroll pay periods. For the nine month period, the increase was due primarily to higher employment-related taxes based on the timing of payroll pay periods, higher Connecticut gross earnings taxes, and higher property taxes as a result of higher utility plant balances.

Interest Expense increased for the three and nine month periods due primarily to an increase in interest on long-term debt as a result of new debt issuances ($46.5 million and $149.0 million, respectively), an increase in interest on short-term notes payable ($11.8 million and $31.5 million, respectively), an increase in interest expense on regulatory deferrals ($4.3 million and $8.2 million, respectively), and higher amortization of debt discounts and premiums, net ($0.1 million and $2.5 million, respectively), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($18.8 million and $51.0 million, respectively), and a decrease in RRB interest expense ($0.3 million and $1.0 million, respectively).

Impairment of Offshore Wind Investment relates to an impairment charge in the second quarter of 2023 associated with Eversource’s equity method investment in its offshore wind business resulting from the completion of the strategic review of its offshore wind investment portfolio. See "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Income, Net decreased for the three month period due primarily to a decrease related to pension, SERP and PBOP non-service income components ($26.8 million), the absence in 2023 of a gain on sale of property in 2022 ($2.5 million), and a decrease in equity in earnings related to Eversource's equity method investments ($1.1 million), partially offset by an increase in interest income primarily from regulatory deferrals ($10.0 million), an increase in capitalized AFUDC related to equity funds ($8.4 million), and higher investment income driven by market volatility ($1.4 million).

Other Income, Net increased for the nine month period due primarily to an increase in interest income primarily from regulatory deferrals ($38.3 million) and an increase in capitalized AFUDC related to equity funds ($21.8 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($67.9 million), a decrease in equity in earnings related to Eversource's equity method investments ($9.3 million), a loss on the disposition of land in 2023 compared to gains on the sales of property in 2022 ($9.2 million), and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($2.8 million). Other Income, Net also increased for the nine month period due to a benefit in both the first and second quarters of 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023.

Income Tax Expense decreased for the three month period due primarily to lower pre-tax earnings ($17.1 million), lower state taxes ($9.2 million), and lower return to provision adjustments ($66.7 million), partially offset by a decrease in amortization of EDIT ($1.3 million), an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.7 million), lower share-based payment excess tax benefits ($0.1 million), and an increase in reserves ($14.0 million, of which $8.8 million relates to an uncertain tax position).

Income Tax Expense decreased for the nine month period due primarily to lower pre-tax earnings ($75.8 million), lower state taxes ($37.6 million), a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($6.1 million), and lower return to provision adjustments ($66.7 million), partially offset by lower share-based payment excess tax benefits ($2.6 million), a decrease in amortization of EDIT ($4.1 million) and an increase in reserves ($56.9 million) primarily related to the impairment of Eversource’s offshore wind investment valuation allowance reserve of $40 million and $8.8 million relating to an uncertain tax position.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)
Operating Revenues	$3,563.1	$3,690.6	$(127.5)	$2,728.8	$2,752.3	$(23.5)	$1,123.3	$1,077.1	$46.2
Operating Expenses:
Purchased Power and Transmission	2,136.9	1,585.5	551.4	936.5	971.8	(35.3)	499.6	452.0	47.6
Operations and Maintenance	525.7	515.9	9.8	487.0	475.7	11.3	217.5	194.1	23.4
Depreciation	281.1	265.0	16.1	277.4	269.9	7.5	104.3	95.0	9.3
Amortization of Regulatory (Liabilities)/Assets, Net	(425.4)	318.3	(743.7)	14.9	65.3	(50.4)	(35.2)	43.4	(78.6)
Energy Efficiency Programs	100.7	103.1	(2.4)	252.3	255.2	(2.9)	30.5	28.7	1.8
Taxes Other Than Income Taxes	303.2	290.5	12.7	188.2	185.8	2.4	73.3	73.4	(0.1)
Total Operating Expenses	2,922.2	3,078.3	(156.1)	2,156.3	2,223.7	(67.4)	890.0	886.6	3.4
Operating Income	640.9	612.3	28.6	572.5	528.6	43.9	233.3	190.5	42.8
Interest Expense	145.4	125.2	20.2	139.8	119.0	20.8	55.9	43.4	12.5
Other Income, Net	46.6	61.3	(14.7)	120.7	101.4	19.3	19.2	23.4	(4.2)
Income Before Income Tax Expense	542.1	548.4	(6.3)	553.4	511.0	42.4	196.6	170.5	26.1
Income Tax Expense	141.0	126.3	14.7	120.1	110.7	9.4	44.6	36.4	8.2
Net Income	$401.1	$422.1	$(21.0)	$433.3	$400.3	$33.0	$152.0	$134.1	$17.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2023	2022	Percentage Decrease
CL&P	14,830	15,781	(6.0)%
NSTAR Electric	17,028	17,577	(3.1)%
PSNH	5,735	5,927	(3.2)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $127.5 million at CL&P and $23.5 million at NSTAR Electric, and increased $46.2 million at PSNH for the nine month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $9.1 million in the nine month period due primarily to a base distribution rate increase effective January 1, 2023 of $29.9 million, partially offset by a rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues and resulted in a decrease of $20.8 million. As part of the 2022 NSTAR Electric rate case decision, certain customer rates changed from seasonal demand charges to a single annual demand charge effective January 1, 2023, resulting in a shift in the timing of revenues and earnings recognized quarterly in 2023, as compared to 2022, but with no impact on an annual basis. This rate design change results in higher revenues in each of the first and fourth quarters of 2023 of approximately $21 million, offset by lower revenues in the third quarter of 2023 of approximately $42 million, as compared to the same periods in 2022.
•PSNH's distribution revenues decreased $3.5 million due primarily to a decrease in sales volumes as a result of milder weather in 2023 compared to 2022.

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

Tracked distribution revenues increased/(decreased) for the nine month period, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$489.4	$144.7	$45.9
CL&P FMCC	(343.4)	—	—
Retail transmission	21.6	(86.7)	(32.1)
Other distribution tracking mechanisms	13.7	(44.3)	16.2
Wholesale Market Sales Revenue	(325.9)	(61.0)	(23.9)

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

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023. As a result of the 2023 CL&P RAM decision, the average NBFMCC rate changed to $0.00293 per kWh effective September 1, 2023.

The decrease in wholesale market sales revenue for the nine month period was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $38.16 per MWh for the nine months ended September 30, 2023, as compared to $86.13 per MWh for the same period in 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $10.6 million at CL&P, $20.5 million at NSTAR Electric, and $37.7 million at PSNH for the nine month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations increased revenues by $5.5 million at CL&P and $2.1 million at PSNH and decreased revenues by $8.1 million at NSTAR Electric for the nine month period.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$484.2	$142.1	$44.3
Other electric distribution costs	37.4	(82.4)	30.2
Transmission costs	25.8	(86.8)	(29.0)
Eliminations	4.0	(8.2)	2.1
Total Purchased Power and Transmission	$551.4	$(35.3)	$47.6

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at CL&P is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, at NSTAR Electric is due to a decrease in long-term renewable contract costs and a decrease in net metering costs, and at PSNH is due primarily to higher net-metering costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P was due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. These were partially offset by a decrease in costs billed by ISO-NE that support regional investments.
•The decrease in transmission costs at NSTAR Electric and PSNH was due primarily to a decrease resulting from the retail transmission cost deferral and a decrease in costs billed by ISO-NE. These were partially offset by an increase in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$11.3	$0.4	$(3.0)
Shared corporate costs (including computer software depreciation at Eversource Service)	8.1	13.9	2.7
General costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments)	1.3	5.7	4.1
Vegetation management	(2.8)	2.0	(3.3)
Other non-tracked operations and maintenance	(3.2)	(5.3)	(2.2)
Operations-related expenses (including vendor services and vehicles)	(4.6)	0.1	1.4
Employee-related expenses (including labor and benefits)	(4.9)	(6.0)	0.7
Total Base Electric Distribution (Non-Tracked Costs)	5.2	10.8	0.4
Tracked Costs:
Transmission expenses	(7.4)	0.3	2.0
Other tracked operations and maintenance	12.0	0.2	21.0
Total Tracked Costs	4.6	0.5	23.0
Total Operations and Maintenance	$9.8	$11.3	$23.4

Depreciation expense increased for the nine month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances. The increase at NSTAR Electric was partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory (Liabilities)/Assets, Net decreased for the nine month period due primarily to the following:

•The decrease at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $717.3 million in the nine month period.

•The decrease at NSTAR Electric was due to the deferral adjustment of energy-related costs and other tracked costs, partially offset by an increase due to the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs, as well as the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. The variance in Energy Efficiency Programs expense for the nine month period is due primarily to the following:

•The decreases at CL&P and NSTAR Electric were due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The increase at PSNH was due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased at CL&P and NSTAR Electric for the nine month period, due primarily to higher employment-related taxes based on the timing of payroll pay periods. The increase at CL&P is also due to higher property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes.

Interest Expense increased for the nine month period due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($15.4 million), higher interest on short-term notes payable ($6.4 million), and an increase in interest expense on regulatory deferrals ($1.7 million), partially offset by an increase in capitalized AFUDC related to debt funds ($2.3 million) and lower amortization of debt discounts and premiums, net ($0.2 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt ($14.7 million), higher interest on short-term notes payable ($6.5 million), and an increase in interest expense on regulatory deferrals ($6.0 million), partially offset by an increase in capitalized AFUDC related to debt funds ($5.0 million).
•The increase at PSNH was due to higher interest on long-term debt ($11.4 million) and higher interest on short-term notes payable ($4.3 million), partially offset by an increase in capitalized AFUDC related to debt funds ($2.6 million) and a decrease in RRB interest expense ($1.0 million).

Other Income, Net changed for the nine month period due primarily to the following:

•The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($23.4 million), partially offset by an increase in capitalized AFUDC related to equity funds ($4.6 million), an increase in interest income primarily on regulatory deferrals ($3.4 million) and lower investment losses driven by market volatility ($0.7 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($25.2 million), and an increase in capitalized AFUDC related to equity funds ($16.5 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($22.3 million) and lower investment income driven by market volatility ($0.1 million).
•The decrease at PSNH was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($8.3 million) and lower investment income driven by market volatility ($0.5 million), partially offset by an increase in interest income primarily on regulatory deferrals ($2.5 million) and an increase in capitalized AFUDC related to equity funds ($1.7 million).

Income Tax Expense increased for the nine month period due primarily to the following:

•The increase at CL&P was due primarily to higher return to provision adjustments ($7.2 million), lower share-based payment excess tax benefits ($0.9 million), higher state taxes ($0.8 million), and an increase in valuation allowances ($7.8 million), partially offset by lower pre-tax earnings ($1.3 million), an increase in amortization of EDIT ($0.2 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($8.9 million), higher state taxes ($0.8 million), lower share-based payment excess tax benefits ($1.0 million), and a decrease in amortization of EDIT ($2.0 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.3 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($5.5 million), higher state taxes ($1.4 million), a decrease in amortization of EDIT ($1.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million), partially offset by lower return to provision adjustments ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings decreased $21.0 million for the nine month period due primarily to a higher effective tax rate, higher interest expense, higher operations and maintenance expense, higher depreciation expense, and higher property and other tax expense. The earnings decrease was partially offset by higher earnings from its capital tracking mechanism due to increased electric system improvements.

NSTAR Electric's earnings increased $33.0 million for the nine month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2023, an increase in interest income primarily on regulatory deferrals, an increase in transmission earnings driven by a higher transmission rate base, and higher AFUDC equity income. The earnings increase was partially offset by the rate design change approved by the DPU in the 2022 rate case that shifted the recovery of quarterly revenues, higher property and other tax expense, higher interest expense, higher operations and maintenance expense, and higher depreciation expense.

PSNH's earnings increased $17.9 million for the nine month period due primarily to the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023 and an increase in transmission earnings driven by a higher transmission rate base. The earnings increase was partially offset by higher interest expense and lower sales volumes.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $320.0 million for the nine months ended September 30, 2023, as compared to $554.3 million in the same period of 2022. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven primarily by the timing of collections for the non-bypassable FMCC, the SBC and other regulatory tracking mechanisms, and the timing of cash payments made on our accounts payable. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $717.3 million in the first nine months of 2023, as compared to the first nine months of 2022, and is presented as a cash outflow in Amortization of Regulatory (Liabilities)/Assets on the statement of cash flows. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $123.0 million increase in operating cash flows due to income tax refunds received in 2023 compared to income tax payments in 2022, the absence in 2023 of $72.0 million of customer credits distributed in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a $43.2 million decrease in cash payments for storm costs, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $529.0 million for the nine months ended September 30, 2023, as compared to $634.6 million in the same period of 2022. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including transmission, net metering, long-term renewable contracts and transition costs, the timing of other working capital items, a $32.1 million decrease in income tax refunds received in 2023 compared to 2022, an increase in cost of removal expenditures, the timing of cash collections on our accounts receivable, and the timing of cash payments made on our accounts payable. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These unfavorable impacts were partially offset by the absence in 2023 of $76.1 million of payments in 2022 related to withheld property taxes, a $75.6 million decrease in cash payments for storm costs, and the absence in 2023 of pension contributions of $15.0 million made in 2022.

PSNH had cash flows used in operating activities of $12.9 million for the nine months ended September 30, 2023, as compared to cash flows provided by operating activities of $246.7 million in the same period of 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including energy supply, stranded costs, retail transmission and wholesale transmission, a $106.1 million increase in cash payments for storm costs, the timing of cash payments made on our accounts payable, the timing of other working capital items, and an increase in cost of removal expenditures. The impact of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $107.3 million increase in operating cash flows due to income tax refunds received in 2023 compared to income tax payments in 2022, and the timing of cash collections on our accounts receivable.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended September 30, 2023 and 2022 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,
(Millions of Dollars)	2023	2022	Increase/(Decrease)
Operating Revenues	$1,190.1	$1,369.1	$(179.0)
Operating Expenses:
Purchased Power and Transmission	660.0	641.1	18.9
Operations and Maintenance	198.8	189.9	8.9
Depreciation	95.2	89.5	5.7
Amortization of Regulatory (Liabilities)/Assets, Net	(113.2)	105.8	(219.0)
Energy Efficiency Programs	39.9	37.9	2.0
Taxes Other Than Income Taxes	107.0	104.2	2.8
Total Operating Expenses	987.7	1,168.4	(180.7)
Operating Income	202.4	200.7	1.7
Interest Expense	52.5	42.4	10.1
Other Income, Net	18.3	21.9	(3.6)
Income Before Income Tax Expense	168.2	180.2	(12.0)
Income Tax Expense	48.8	36.9	11.9
Net Income	$119.4	$143.3	$(23.9)

Operating Revenues
Sales Volumes: CL&P's retail electric GWh sales volumes were 5,692 and 5,862 for the three months ended September 30, 2023 and 2022, respectively, resulting in a decrease of 2.9 percent. Fluctuations in retail electric sales volumes do not impact earnings due to its PURA-approved distribution revenue decoupling mechanism.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $179.0 million for the three month period.

Base Distribution Revenues: CL&P's base distribution revenues were flat.

Tracked Revenues: Tracked revenues increased/(decreased) for the three month period, due primarily to the following:

(Millions of Dollars)
Retail Tariff Tracked Revenues:
FMCC	$(75.1)
Retail transmission	12.0
Other distribution tracking mechanisms	4.2
Wholesale Market Sales Revenue	(120.1)

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission Expense" below.

The decrease in CL&P’s FMCC revenues was driven by a decrease in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate, which reflects the impact of returning net benefits of higher wholesale market sales received in the ISO-NE market for long-term state approved energy contracts at CL&P, which are then credited back to customers through the retail NBFMCC rate. CL&P’s average NBFMCC rate in effect from January 1, 2022 through April 30, 2022 was $0.01423 per kWh and from May 1 through August 31, 2022 was $0.01251 per kWh. As a result of the CL&P RAM proceeding in Docket No. 22-01-03, CL&P reduced the average NBFMCC rate effective September 1, 2022 from $0.01251 per kWh to $0.00000 per kWh. As part of a November 2022 rate relief plan, CL&P further reduced the average NBFMCC rate effective January 1, 2023 to a credit of $0.01524 per kWh. These rate reductions returned to customers the net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023. As a result of the 2023 CL&P RAM decision, the average NBFMCC rate changed to $0.00293 per kWh effective September 1, 2023.

The decrease in wholesale market sales revenue for the three month period was due primarily to lower average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $32.17 per MWh for the three months ended September 30, 2023, as compared to $81.50 per MWh for the same period in 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $2.3 million due primarily to a higher transmission rate base as a result of continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to transmission revenues derived from ISO-NE regional transmission charges to the distribution business that recover the costs of the wholesale transmission business in rates charged to customers. The impact of eliminations decreased revenues by $3.3 million.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all CL&P customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement, other energy-related costs, and transmission costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense is due primarily to the following:

(Millions of Dollars)
Energy supply procurement costs	$(7.2)
Other distribution costs	23.7
Transmission costs	5.7
Eliminations	(3.3)
Total Purchased Power and Transmission	$18.9

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The increase in other distribution costs was due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism. The increase in transmission costs was due primarily to an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. These were partially offset by a decrease in costs billed by ISO-NE that support regional investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$14.7
Vegetation management	3.9
Shared corporate costs (including computer software depreciation at Eversource Service)	2.4
Operations-related expenses (including employee-related expenses, including labor and benefits, vendor services and vehicles)	(3.7)
General costs (including vendor services in corporate areas, bad debt expense, insurance, fees and assessments)	(3.3)
Other non-tracked operations and maintenance	0.6
Total Base Electric Distribution (Non-Tracked Costs)	14.6
Total Tracked Costs	(5.7)
Total Operations and Maintenance	$8.9

Depreciation expense increased for the three month period due primarily to a higher net plant in service balance.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. Amortization of Regulatory (Liabilities)/Assets, Net decreased for the three month period due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance, which resulted in a decrease to amortization expense of $210.3 million in the three month period.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense increased for the three month period due to the deferral adjustment, which reflects actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes increased at CL&P for the three month period due primarily to higher employment-related taxes based on the timing of payroll pay periods and higher Connecticut gross earnings taxes.

Interest Expense increased for the three month period due primarily to higher interest on long-term debt ($7.5 million), an increase in interest expense on regulatory deferrals ($1.6 million), and higher interest on short-term notes payable ($1.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.6 million).

Other Income, Net decreased for the three month period due primarily to a decrease related to pension, SERP and PBOP non-service income components ($9.2 million), partially offset by an increase in interest income primarily from regulatory deferrals ($2.8 million), an increase in capitalized AFUDC related to equity funds ($1.5 million) and higher investment income driven by market volatility ($1.3 million).

Income Tax Expense increased for the three month period due primarily to an increase in valuation allowances ($5.0 million), higher return to provision adjustments ($7.2 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.7 million), partially offset by lower pre-tax earnings ($2.5 million) and lower state taxes ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings decreased $23.9 million for the three month period due primarily to a higher effective tax rate, higher operations and maintenance expense, higher interest expense, and higher depreciation expense. The earnings decrease was partially offset by higher earnings from its capital tracking mechanism due to increased electric system improvements.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2023, our regulated companies held collateral (letters of credit or cash) of $32.0 million from counterparties related to our standard service contracts.  As of September 30, 2023, Eversource had $28.5 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2023 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2023	—	$—	—	—
August 1 - August 31, 2023	—	—	—	—
September 1 - September 30, 2023	3,239	58.52	—	—
Total	3,239	$58.52	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 5.60% Debenture due October 1, 2028 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 25, 2023, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
*	4
Twenty-Sixth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of September 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on September 25, 2023 (File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 7, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 7, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 7, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 7, 2023	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer