Form 10-K
period 2023-12-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2024-02-14
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2023) was $24,734,207,777 based on a closing market price of $70.92 per share for the 348,762,095 common shares outstanding held by non-affiliates on June 30, 2023.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2024
Eversource Energy Common Shares, $5.00 par value	349,687,183	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares, and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire, respectively.

The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, and each is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10‑K.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire each separately file this combined Form 10-K.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2022 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2024, are incorporated by reference into Parts II and III of this Report.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
i

ESOP	Employee Stock Ownership Plan
Eversource 2022 Form 10-K	The Eversource Energy and Subsidiaries 2022 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
OREC	Offshore Wind Renewable Energy Certificate
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2023 FORM 10-K ANNUAL REPORT

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•our ability to complete the offshore wind investments sales process on the timelines, terms and pricing we expect; if we and the counterparties are unable to satisfy all closing conditions and consummate the purchase and sale transactions with respect to our offshore wind assets; if Sunrise Wind does not win in the OREC contract solicitation process; if we are unable to qualify for investment tax credits related to these projects; if we experience variability in the projected construction costs of the offshore wind projects, if there is a deterioration of market conditions in the offshore wind industry; and if the projects do not commence operation as scheduled or within budget or are not completed,
•disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
•    other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and are updated as necessary and available on our website at www.eversource.com and on the SEC’s website at www.sec.gov, and we encourage you to consult such disclosures.

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

Eversource Energy (Eversource), headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 2005. We are engaged primarily in the energy delivery business through the following wholly-owned utility subsidiaries:

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

CL&P, NSTAR Electric and PSNH also serve New England customers through Eversource's electric transmission business. Along with NSTAR Gas, EGMA and Yankee Gas, each is doing business as Eversource Energy in its respective service territory.

Eversource, CL&P, NSTAR Electric and PSNH each report their financial results separately. We also include information in this report on a segment basis for Eversource. Eversource has four reportable segments: electric distribution, electric transmission, natural gas distribution and water distribution. These segments represent substantially all of Eversource's total consolidated revenues. CL&P, NSTAR Electric and PSNH do not report separate business segments.

Eversource has an offshore wind business, which includes 50 percent ownership interests in three offshore wind projects and a tax equity investment in one of the projects. For further information, see "Offshore Wind Business” below.

ELECTRIC DISTRIBUTION SEGMENT

Eversource's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric and PSNH, which are engaged in the distribution of electricity to retail customers in Connecticut, Massachusetts and New Hampshire, respectively, and the solar power facilities of NSTAR Electric.

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2023, CL&P furnished retail franchise electric service to approximately 1.28 million customers in 157 cities and towns in Connecticut. CL&P does not own any electric generation facilities.

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

CL&P Settlement Agreement: In accordance with a 2021 settlement agreement, CL&P agreed that its current base distribution rates would be frozen, subject to certain customer credits, until no earlier than January 1, 2024. The rate freeze applied only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also did not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings that were either pending or that could be initiated during the rate freeze period, that could have placed additional obligations on CL&P. The approval of the settlement agreement satisfied the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

CL&P Performance Based Rate Making: PURA currently has an open proceeding to evaluate and eventually implement performance based regulation (PBR) for electric distribution companies. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2023, CL&P supplied approximately 56 percent of its customer load at SS or LRS rates while the other 44 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 25 percent being on competitive supply, while 75 percent remain with SS or LRS. Because customer migration is limited to energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

As approved by PURA, CL&P periodically enters into full requirements supply contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements supply contracts for LRS loads every three months. If CL&P does not obtain full requirements supply contracts for 100 percent of the customer load for any period, it is authorized by PURA to meet the remaining load obligations directly through the ISO-NE wholesale markets. Currently, CL&P has full requirements supply contracts in place for 100 percent of its SS load for the first half of 2024. For the second half of 2024, CL&P has 70 percent of its SS load under full requirements supply contracts and intends to purchase an additional 30 percent of full requirements. Ten percent of the SS load for 2025 has been procured. CL&P obtained a full requirements supply contract for its LRS load through June 2024 and intends to purchase 100 percent of full requirements for LRS for the remainder of 2024. CL&P is prepared to self-manage the LRS load if unable to obtain full requirements supply contracts for LRS.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2023, NSTAR Electric furnished retail franchise electric service to approximately 1.49 million customers in 161 cities and towns in eastern and western Massachusetts, including Boston, Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area.

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

•A revenue decoupling adjustment that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the DPU. Annual base distribution amounts are adjusted for inflation and certain other items and filed for approval by the DPU on an annual basis, until the next rate case.

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

•Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, storm restoration, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, advanced metering infrastructure costs, electric vehicle make-ready infrastructure costs and provisional system planning charges. These charges are reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

As approved by the DPU, NSTAR Electric has signed long-term commitments for the purchase of energy from renewable energy facilities.

Distribution Rate Case: NSTAR Electric distribution rates were established in a November 2022 DPU-approved rate case, with rates effective January 1, 2023. The DPU approved a renewal of the PBR plan originally authorized in its last rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2023 performance as the company achieved results at or above target for all of its SQ metrics in 2023.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy supply requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. As approved by the DPU, NSTAR Electric enters into supply contracts for basic service for approximately 32 percent of its residential and 29 percent of its small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for 7 percent of its large C&I customers every three months.

During 2023, NSTAR Electric supplied approximately 18 percent of its overall customer load at basic service rates. The remaining 82 percent of its overall customer load was served either by municipal aggregation or competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or its operating income.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2023, PSNH furnished retail franchise electric service to approximately 539,000 retail customers in 215 cities and towns in New Hampshire. PSNH does not own any electric generation facilities.

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

•A Transmission Charge Adjustment Mechanism (TCAM) that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•A Stranded Cost Recovery Charge (SCRC), which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations, other long-term investments and obligations, and the remaining costs associated with the 2018 sales of its generation facilities.

•A Systems Benefits Charge (SBC), which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines. The SBC also has a component for the company to collect lost base revenue (LBR) from the implementation of energy efficiency measures. LBR will remain a component of the SBC charge unless and until PSNH has a decoupling or other revenue adjustment mechanism approved by the NHPUC.

•A Regulatory Reconciliation Adjustment (RRA) that reconciles the difference between certain estimated and actual costs included in base distribution rates, including costs related to regulatory assessments, vegetation management program expenses, property tax expenses, storm cost amortization updated for the actual cost of long-term debt and lost base revenues related to net metering.

•A Pole Plant Adjustment Mechanism (PPAM) that recovers certain costs associated with poles acquired under a 2023 purchase agreement between PSNH and Consolidated Communications, including the operation and maintenance of poles, pole inspections, and vegetation management expenses incurred, beginning February 10, 2021 through April 30, 2023. For further information, see "Regulatory Developments and Rate Matters - New Hampshire" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Distribution Rate Case: PSNH’s distribution rates were established in a December 2020 NHPUC-approved settlement agreement, with rates effective January 1, 2021. PSNH was also permitted three step increases, effective January 1, 2021, August 1, 2021, and August 1, 2022, to reflect plant additions in calendar years 2019, 2020 and 2021, respectively. The NHPUC approved a rate increase effective February 1, 2022 designed to collect $1.1 million dollars annually to fund a reserve account to pay for arrearage forgiveness for customers with past due balances and the New Start Program. On October 20, 2022, the NHPUC approved the third step adjustment for 2021 plant in service to recover a revenue requirement of $8.9 million, with rates effective November 1, 2022. The total approved revenue requirement increase was collected over the remainder of the rate year (November 1, 2022 – July 31, 2023).

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and as approved by the NHPUC, purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 64 percent of its residential and small C&I customers and for 9 percent of its large C&I customers.

During 2023, PSNH supplied approximately 37 percent of its customer load at default energy service rates while the other 63 percent of its customer load had migrated to competitive energy suppliers. Because customer migration is limited to energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, investments in net utility plant generally enter rate base after they are placed in commercial operation. At the end of 2023, our estimated transmission rate base was approximately $9.8 billion, including approximately $4.1 billion at CL&P, $3.9 billion at NSTAR Electric, and $1.8 billion at PSNH.

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

During 2019 and 2020, FERC also issued multiple decisions in two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted new methodologies for determining base ROEs. On August 9, 2022, the Court issued a decision vacating these MISO FERC decisions and remanded to FERC to reopen the proceedings. At this time, Eversource cannot predict how and when FERC will address the Court’s findings on the remand of the MISO FERC opinions or any potential associated impact on the NETOs’ four pending ROE complaint cases.

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

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 307,000 customers in 59 communities in central and eastern Massachusetts. EGMA distributes natural gas to approximately 336,000 customers in 66 communities throughout Massachusetts. Yankee Gas distributes natural gas to approximately 252,000 customers in 85 cities and towns in Connecticut. Total throughput (sales and transportation) in 2023 was approximately 67.1 Bcf for NSTAR Gas, 54.2 Bcf for EGMA, and 56.4 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers who rely on natural gas for space heating, hot water, cooking and commercial and industrial applications.

NSTAR Gas, EGMA and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  All NSTAR Gas and EGMA retail customers have the ability to choose to purchase gas from third party marketers under the Massachusetts Retail Choice program. In the past year in Massachusetts, Retail Choice represented only approximately one percent of the total residential load, while Retail Choice represented approximately 50 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. For customers who purchase natural gas from NSTAR Gas, EGMA and Yankee Gas, the purchased natural gas commodity cost is passed through to those customers without mark-up. NSTAR Gas, EGMA and Yankee Gas do not earn a profit on the cost of purchased gas.

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

A portion of the storage of natural gas supply for NSTAR Gas and EGMA during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource. NSTAR Gas has access to facilities consisting of an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas and facilities that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. EGMA has access to approximately 1.8 Bcf of LNG and 0.1 Bcf of LPG storage, with a total vaporization capacity of 0.14 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

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

•A System Expansion Rate (SER) reconciliation mechanism at Yankee Gas, which compares distribution system expansion investment costs and revenues from system expansion customers with the level projected in current distribution customer rates.  This reconciliation is performed annually and customer rates are adjusted accordingly.

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

Distribution Rate Cases:
NSTAR Gas: NSTAR Gas distribution rates were established in an October 2020 DPU-approved rate case, with rates effective November 1, 2020. The DPU also approved a 10-year PBR plan through November 1, 2030, which includes inflation-based adjustments to annual base distribution amounts effective annually beginning November 1, 2021. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Yankee Gas: Yankee Gas distribution rates were established in a December 2018 PURA-approved rate case settlement agreement, with rates effective November 15, 2018. PURA also approved step adjustments effective January 1, 2020 and January 1, 2021.

Service Quality Metrics: NSTAR Gas and EGMA are subject to SQ metrics that measure safety, reliability and customer service and each could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas and EGMA will not be required to pay any SQ charges relating to their 2023 performance.

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

In October 2020, the DPU opened Docket “DPU 20-80 The Future of Gas” to examine the role of Massachusetts natural gas local distribution companies (LDCs) in helping to meet the state’s 2050 climate goals. In December 2023, the DPU issued an order for this docket. The DPU will consider and, in some cases, require new processes and analysis for traditional natural gas investments, which may require significant changes to the LDC planning process and business models. The DPU intends to put policies and structures in place that would protect customers as Massachusetts works to decarbonize the building sector, which may involve subsequent dockets and regulatory proceedings and potentially recasting the role of LDCs in Massachusetts. The DPU preserved customer choice for energy needs and encouraged further development of decarbonized alternatives, such as the networked geothermal systems that NSTAR Gas is piloting in Framingham, Massachusetts. At this time, Eversource cannot predict the ultimate outcome of this proceeding, as the Company and other LDCs are seeking formal clarity from the DPU to fully understand the resulting impact to their natural gas businesses and the associated timing of any impacts. The Company does not believe there is any indication of an inability to recover costs or risk of impairment of our natural gas assets at this time.

Connecticut: Yankee Gas' December 2018 PURA-approved rate case settlement agreement included an accelerated pipeline replacement cost recovery program. The GSI rate recovers accelerated pipeline replacement as well as other capital investment through an annual reconciliation. Yankee Gas files its GSI reconciliation annually on March 1st for rates effective April 1st.

In September 2021, PURA undertook a review of Connecticut natural gas companies’ infrastructure system expansion plan (SEP) to determine if the SEP continues to be in the best interest of the state’s comprehensive energy strategy. On April 27, 2022, PURA issued an order for the immediate winding down of the SEP by (1) ending the enrollment of new customers in the SEP program and permitting only a specific group of potential customers who have executed a services agreement with a natural gas company on or before a specified date (subsequently approved as August 16, 2022) to qualify for incentives under the current SEP; (2) directing all surplus non-firm margin to be deferred as a regulatory liability and applied to rate base in a future rate proceeding; and (3) directing the natural gas companies to cease all outbound and passive marketing regarding the SEP. On July 15, 2022, Yankee Gas appealed the portion of this order pertaining to the deferral of non-firm margin as a reduction to future rate base. On October 24, 2023, Yankee Gas informed the Connecticut Superior Court that the parties mutually agreed to resolve the appeal through a stipulation, which clarified that PURA will decide in Yankee Gas’s next gas rate case the ratemaking treatment of the deferred non-firm margin. Yankee Gas evaluated the prospective impact of this proceeding and does not believe the impact will be material to its future financial position, results of operations and cash flows.

Sources and Availability of Natural Gas Supply

NSTAR Gas and EGMA maintain flexible resource portfolios consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas and EGMA purchase transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale (as well as Ontario, Canada specific to EGMA), which supply to the final delivery points in the NSTAR Gas and EGMA service areas. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. EGMA purchases the majority of its natural gas supply under a number of firm, competitively bid annual portfolio management contracts, and manages a portion of its own portfolio. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas and EGMA utilize on-system LNG facilities (and also LPG facilities for EGMA) to meet winter peaking demands. These LNG facilities are located within NSTAR Gas' and EGMA’s distribution systems and are used to liquefy pipeline natural gas and/or receive liquefied natural gas or liquefied petroleum gas to be stored during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, and 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in two different locations in Massachusetts. EGMA has firm underground storage contracts and total storage capacity entitlements of approximately 8.6 Bcf, and 1.9 Bcf LNG and LPG storage is provided by Hopkinton LNG Corp. in facilities located at seven different locations in Massachusetts.

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

WATER DISTRIBUTION SEGMENT

Aquarion Company (Aquarion) operates five separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT, and The Torrington Water Company), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA), and New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH, and Abenaki Water Company). These regulated companies provide water services to approximately 241,000 residential, commercial, industrial, municipal and fire protection and other customers, in 72 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2023, approximately 92 percent of Aquarion’s customers were based in Connecticut.

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

Sources and Availability of Water Supply

Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 135 million gallons per day, as well as water purchased from other water suppliers. Approximately 98 percent of our annual production is self-supplied and processed at ten surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.

The capacities of Aquarion’s sources of supply, and water treatment, pumping and distribution facilities, are considered sufficient to meet the present requirements of Aquarion’s customers under normal conditions. On occasion, drought declarations are issued for portions of Aquarion’s service territories in response to extended periods of dry weather conditions.

OFFSHORE WIND BUSINESS

Eversource’s offshore wind business includes 50 percent ownership interests in wind partnerships, which collectively hold the Revolution Wind, South Fork Wind and Sunrise Wind projects, and a tax equity investment in South Fork Wind. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted. Revolution Wind is a 704 MW offshore wind power project located approximately 15 miles south of the Rhode Island coast, and South Fork Wind is a 130 MW offshore wind power project located approximately 35 miles east of Long Island. Sunrise Wind is a 924 MW offshore wind facility located 35 miles east of Montauk Point, Long Island. The completion dates for these projects are subject to federal permitting through BOEM, engineering, state siting and permitting in New York, Rhode Island and Massachusetts and construction schedules.

We are in the process of selling our existing 50 percent interests in the three jointly-owned offshore wind projects. In connection with the sales process, we have recorded impairments to the carrying value of the offshore wind investments to reflect the investments at estimated fair value. For more information on these projects, the sales process, and the impairment evaluations, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL EXPENDITURES

For information on capital expenditures and projects during 2023, as well as projected capital expenditures by business, see "Business Development and Capital Expenditures" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2023, the total RPS obligation was 35.0 percent and will ultimately reach 48.0 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its generation service charge rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2023, the RPS and Clean Energy Standard (CES) requirements were 59.2 percent, and will ultimately reach 63.1 percent in 2025. Massachusetts electric suppliers were also required to meet Alternative Energy Portfolio Standards (APS) of 5.75 percent and Clean Peak Energy Standards (CPS) of 6.0 percent in 2023. Those requirements will reach 6.25 and 9.00 percent in 2025, respectively. NSTAR Electric is permitted to recover any costs incurred in complying with these requirements from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2023, the total RPS obligation was 23.4 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

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

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or natural resource damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at contaminated sites. As of December 31, 2023, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $128.2 million, representing 65 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $117.1 million of the total $128.2 million as of December 31, 2023. MGP costs are recoverable through rates charged to our customers.

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

Global Climate Change and Greenhouse Gas Emission Issues

Eversource assesses the regulatory, physical and transitional impacts related to climate change to develop mitigation strategies including evaluating the impacts of more severe weather events, financial risks, changing customer behaviors, and opportunities to reduce emissions in our operations and for the region through clean energy and emerging technologies investments.

Regulatory Impacts of Climate Change: Global climate change continues to receive increasing focus from the federal and state governments. The Biden administration has communicated a strong focus on addressing climate change by setting a U.S. target of reducing greenhouse gas (GHG) emissions by 50 percent by 2030, compared to 2005 levels, and achieving net-zero emissions by 2050 economy-wide. The plan calls for aggressive measures focused on clean transportation, clean energy and climate investments targeted at environmental justice communities. In support of this plan, federal funding and incentive programs for clean transportation and energy offer opportunities for Eversource to invest in projects that have the ability to reduce emissions in the region while benefiting our communities and shareholders. Similarly, some of the states in which we operate have aggressive climate goals and implementation plans. In Connecticut, legislation includes a target to achieve zero-carbon electricity by 2040. In response to the 2021 Massachusetts climate legislation calling for increased electrification of the transportation and building sectors, in 2023, Eversource developed an Electric Sector Modernization Plan (ESMP) detailing steps the Company will take over the next five and ten years to help ensure reliability and resiliency while supporting a clean energy future. Similarly, the Massachusetts “Future of Gas” docket (DPU 20-80) looks to identify ways for natural gas local distribution companies to support the state’s net zero by 2050 climate goal. These state regulations and related policies may introduce risks and opportunities to our businesses if demands for energy or heating change.

Eversource continually evaluates the evolving regulatory landscape concerning climate change, which could potentially lead to additional requirements and additional rules and regulations that could impact how we operate our businesses. Potential future environmental statutes and regulations, such as additional greenhouse gas reduction regulations to address global climate change, could impose significant additional costs and there can be no assurance that regulators will approve the recovery of those costs.

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

Physical risks from climate change may be acute due to increased severity of extreme weather events or chronic due to changes in precipitation patterns and extreme variability in weather patterns, rising mean temperatures and/or rising sea levels, and shifting weather conditions, such as changes in precipitation, extreme heat, more frequent and severe storms, droughts, wildfires and floods. These risks may result in customers’ energy and water usage increasing or decreasing depending on the duration and magnitude of the changes, degradation of water quality and our ability to reliably deliver our services to customers. Severe weather may cause outages, potential disruption of operations, and property damage to our assets.

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

Eversource has made a corporate commitment to reduce Scope 1 and 2 GHG emissions from our operations and reach carbon neutrality by 2030. In December 2023, we submitted an application to the Science Based Target initiative (SBTi) seeking validation of a broader GHG target, which will expand our emission reduction efforts and include indirect Scope 3 sources. Greenhouse gas emissions from our operations consist primarily of line loss (emissions associated with the energy lost when power is transmitted and distributed across the electric system), methane leaks from our natural gas distribution system, operating our facilities and vehicle fleet, and sulfur hexafluoride (SF6) leaks from electric equipment. To measure our influences on climate change, we quantify and publicly report our operational carbon footprint through a third-party verified GHG emission inventory on an annual basis. Our initiatives to reduce GHG emissions across our company include improving energy efficiency and expanding the use of renewable energy at our buildings, utilizing alternative fuels and introducing more hybrid vehicles into the company fleet, reducing fugitive emissions of methane and SF6 by replacing leak-prone natural gas pipes, improving maintenance of SF6 electrical equipment, and piloting innovative technologies, such as alternative SF6 electrical equipment.

Our business is also exposed to climate-related transitional risks, such as policy, legal and reputational impacts, and technology and market changes as we enable broad decarbonization of the electrical and building sectors in support of regional policies and targets. We actively support local, state and federal emission reduction goals to address climate change and pursue climate-related opportunities that enable continued business success while serving the needs of our customers. Our clean energy investments help reduce regional emissions while improving shareholder value. Meanwhile, our energy efficiency solutions and electric vehicle infrastructure investments allow our customers to make choices that minimize climate-related impacts.

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

HUMAN CAPITAL

Eversource is committed to delivering reliable energy and superior customer service; expanding energy options for our region; environmental stewardship; a safe, diverse and fairly compensated workforce; and community service and leadership. Our employees are critical to achieving this mission and we recognize the importance of attracting, retaining and developing our employees. Leaders at all levels strive to create a workplace where our employees are engaged, empowered, advocate for the customer, work collaboratively, raise ideas for improvement and focus on delivering superior customer experience. We build employee engagement through continuous communication, developing talent, fostering teamwork and creating a diverse, equitable and inclusive workplace. We have established metrics and annual goals on our corporate scorecard, including safety performance, talent diversity and employee engagement, that drive accountability for progress across all areas of the business.

As of December 31, 2023, Eversource Energy employed a total of 10,171 employees, excluding temporary employees, of which 1,529 were employed by CL&P, 2,044 were employed by NSTAR Electric, and 830 were employed by PSNH. In addition, 4,007 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 49 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by various collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We provide safety training and perform field safety job observations of both internal and contractor crews with a focus on high-energy hazards. We use metrics such as Eversource Corporate Days Away Restricted Time (DART) and High Energy Field Observations, among others, to monitor safety performance. Our DART safety performance was 0.81 in 2023, measured by days away, restricted or transferred per 100 workers, using the DART-OSHA method of measurement.

Diversity, Equity & Inclusion. Our commitment to Diversity, Equity & Inclusion (DEI) is critical to building a diverse, empowered and engaged team that delivers superior service safely to our customers. A diverse workforce and inclusive culture contribute to our success and sustainability by driving innovation and creating trusted relationships with our employees, customers, suppliers, and community partners. We continue to identify and support many programs and agencies that address disparities in our communities and beyond. We also remain committed to developing a workforce that fully reflects the diversity of the people and communities we serve. Our hiring practices emphasize inclusion, and we encourage employees to embrace different people, perspectives, and experiences in our workplace and within our communities. Additionally, our leadership behaviors underscore the importance of creating inclusive teams, where employees’ voices and contributions are essential to delivering superior customer service.

Eversource continues to develop a diverse workforce and has DEI goals and initiatives for diversity in leadership promotions and new hires, diverse external hires, number of diverse applicants for jobs, key talent, workforce representation including female employees, diverse employees, and veteran hires, leadership engagement, community support and supplier spending. Eversource drives accountability for DEI progress throughout the company and executive compensation is linked to meeting these goals. We sustained our successful drive to increase workforce diversity in 2023 with 55.9% of our external hires being women and/or people of color and 48.1% percent of new hires and promotions into leadership roles being women and/or people of color.

Eversource’s executive leadership team promotes and supports DEI by building and leading diverse, inclusive work teams with high engagement. Leaders are committed to growing a pipeline of diverse talent, leveraging multiple perspectives to improve customer service, using diverse suppliers, and engaging with multicultural organizations in our communities. Our DEI council, business resource groups, and cross-functional pro-

equity advisory team, which developed equity guidelines and began to implement justice and equity training to all employees starting in 2022 and continuing into 2024, provide our leaders with valuable feedback on the impact of our DEI and environmental justice efforts.
Eversource's Board of Trustees is committed to diversity, equity and inclusion and receives regular monthly progress updates. The Corporate Governance, Environmental and Social Responsibility Committee of the Board of Trustees is responsible for the oversight of environmental, human capital management and social responsibility strategies, programs and policies. The Board of Trustees seeks diversity in gender, race, ethnicity and personal background when considering Trustee candidates.

Compensation, Health and Wellness Benefits. Eversource is committed to the health, safety and wellness of our employees. We provide competitive compensation and comprehensive benefit packages, including healthcare, life insurance, sick time and disability plans, death benefits, retirement plans (defined benefit pension plans or 401k Plan), an Employee Stock Purchase Plan, health savings and flexible spending accounts, paid time off, employee assistance programs, and tuition assistance, among many others. Eversource also provides wellness programs and benefits to encourage employees and their families to adopt and maintain healthy lifestyle habits. Eversource has established flexible work guidelines and offers hybrid work arrangements to employees in applicable positions.

Talent Development, Training Programs and Education Opportunities. Strategic workforce plans are developed every year as part of the annual business planning process to address immediate and long-range needs and to ensure that Eversource acquires, develops and retains diverse, capable talent. Eversource supports and develops its employees through training and development programs that build and strengthen employees’ leadership and skill set. Employee development programs are aligned to our strategic workforce plan to support succession within all levels of the organization. Continuous professional development is important to support our employees’ ongoing success. These professional development programs include leadership effectiveness programs designed to develop new and current supervisors; a talent management process to identify high potential and emerging talent and ensure their development; multiple early career development programs in Engineering, Transmission and Operations; educational and professional development opportunities for employees who are recent college graduates; tuition assistance program; paid internships and co-ops; and workforce development programs focused on building a talent pipeline for our technical craft roles.

We leverage educational partnerships in critical trade and technical areas and have developed proactive sourcing strategies to attract experienced workers in highly technical roles in engineering, electric and gas operations, and energy efficiency. As part of this process, Eversource identifies critical roles and develops succession plans to ensure we have a capable supply of talent for the future.

Community & Social Impact. Eversource and our employees support many nonprofit organizations and programs that make a positive difference in the lives of our customers and the communities that we serve. The Eversource Foundation provides grants to charitable organizations that help to make broad, meaningful, and sustainable change, with a focus on environmental justice and historically marginalized communities. Our employees also lend their time and talents to volunteer with charitable organizations that address local high-priority concerns and needs. Our goal at Eversource is to lend a hand to organizations that really make a difference in the communities where we live and work.

See Item 11, Executive Compensation, included in this Annual Report on Form 10-K, as well as our 2022 Sustainability Report and our 2022 Diversity, Equity and Inclusion Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report, our Diversity, Equity and Inclusion Report, or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

Cybersecurity Threats and Attacks:

Cyberattacks, including acts of war or terrorism, targeted directly on or indirectly affecting our systems or the systems of third parties on which we rely, could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

Cyberattacks that seek to exploit potential vulnerabilities in the utility industry and seek to disrupt electric, natural gas and water transmission and distribution systems are increasing in sophistication, magnitude and frequency. Various geo-political conflicts and acts of war around the world continue to result in increased cyberattacks against critical infrastructure. A successful cyberattack on the information technology systems that control our transmission, distribution, natural gas and water systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our information technology systems and assets. We deploy substantial technologies to system and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse. Specifically, regarding vulnerabilities, we patch systems where patches are available to deploy, and have technologies that detect exploits of vulnerabilities and proactively block the exploit when it happens. We also interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages, potential ransom and defense costs related to breaches of networks or operational technology, but it may be insufficient in limits and coverage exclusions to cover all losses.

Any such cyberattacks could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations and cash flows.

For further information, see Item 1C, Cybersecurity included in this Annual Report on Form 10-K.

The unauthorized access to, and the misappropriation of, confidential and proprietary Company, customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we, and our third-party suppliers, rely on information technology to maintain sensitive Company, customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential Company, customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We employ system controls to prevent the dissemination of certain confidential information and periodically train employees on phishing risks. We maintain cyber insurance to cover damages, potential ransom and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to address a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Offshore Wind Business Risk:

Our financial position and future results could be materially adversely affected if we are unable to sell our 50 percent interests in three offshore wind projects on the timelines, terms and pricing we expect, if we and the counterparties are unable to satisfy all closing conditions and consummate the purchase and sale transactions with respect to our offshore wind assets, if Sunrise Wind does not win in the OREC contract solicitation process, if we are unable to qualify for investment tax credits related to these projects, if we experience variability in the projected construction costs of the offshore wind projects, if there is a deterioration of market conditions in the offshore wind industry, and if the projects do not commence operation as scheduled or within budget or are not completed.

Our offshore wind business includes 50 percent ownership interests in three jointly-owned offshore wind projects being developed and constructed. The development and construction of these offshore wind electric generation facilities involves numerous significant risks including meeting construction schedules, federal, state and local permitting and regulatory approval processes, scheduling or permitting delays, cost overruns, higher interest rates, tax strategies and changes to federal tax laws impacting the offshore wind partnership’s ability to monetize tax attributes, new legislation impacting the industry, the cancellation of any projects, and actions of our strategic partner. Operational risks of these offshore wind electric generation facilities include maintaining continuing interconnection arrangements, power purchase agreements, or other market mechanisms, as well as interconnecting utility and Regional Transmission Organizations rules, policies, procedures and FERC tariffs that permit future offshore wind project operations, and capacity factors once projects are placed in operation. These risks could impact our offshore wind partnership’s ability to generate returns from its offshore wind projects and result in lower investment returns.

We have entered into agreements to sell our interest in the three offshore wind projects, however we may be unable to complete the sales of these projects on the timelines and for the sales value we expect. If the ultimate sales value of our interest in these projects is lower than expected, or we are unable to sell our interests, it could have an adverse effect on our financial condition and results of operations. The sales agreements are subject to certain regulatory approvals as well as other conditions, and we may be unable to satisfy all closing conditions necessary to consummate the purchase and sale transactions. The purchaser of the Revolution Wind and South Fork Wind projects may be unable to reach a partnership agreement with Ørsted, which is a condition of closing that transaction. The sale of the Sunrise Wind project to Ørsted is dependent on the successful outcome of Sunrise Wind’s re-bidding process of its OREC contract in the New York solicitation. If Sunrise Wind were to lose to a competing bid in the New York solicitation, then the existing OREC contract for Sunrise Wind will be cancelled according to the state’s requirements, and Eversource and Ørsted’s joint venture for Sunrise Wind will remain in place. That scenario could adversely impact the ability to sell the Sunrise Wind project in the future, and could result in the project to be abandoned. If the Sunrise Wind project were to be abandoned, there would be cancellation and other abandonment costs incurred, and those costs could be above amounts already assumed in our impairment evaluation and reflected in the current fair value on our balance sheet, which could have an adverse effect on our financial condition and results of operations.

Future cash flows resulting from the expected sales are also impacted by the ability to qualify the Revolution Wind project for investment tax credit adders, as included in the Inflation Reduction Act. Evaluating the project’s qualifications to achieve these investment tax credit adders requires significant judgment, and we may be unable to meet these qualifications. Additionally, for Revolution Wind and South Fork Wind, there could be cost overruns on the projects through each project's respective commercial operation date, which would not be recovered in the expected sales price and other potential future payments to maintain transaction economics required of Eversource. Amounts incurred above those that have already been assumed in our impairment evaluation and reflected in the current fair value on our balance sheet would adversely impact our financial position, results of operations and cash flows.

These risks could adversely affect the ultimate value of the wind projects and result in an additional, significant impairment in a future period, which could have a material adverse effect on our financial condition and results of operations. Lower-than-expected sales prices, or the inability to sell the wind projects, could also result in liquidity issues, negatively impact certain of our financial metrics and operations plan, or could result in a downgrade in our credit rating, which could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the NERC. The regulatory process may be adversely affected by the political, regulatory and economic environment in the states in which we operate.

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric, natural gas and water companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective state regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings, or challenges to certain provisions in our distribution tariffs could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings could adversely affect our financial position, results of operations and cash flows. We continue to experience challenges related to the regulatory environment in Connecticut with respect to our electric distribution, natural gas, and water businesses.

The federal, state and local political and economic environment currently has, and may in the future have, an adverse effect on regulatory decisions with negative consequences for us. These decisions may require us to cancel, reduce, or delay planned development activities or other planned capital expenditures or investments or otherwise incur costs that we may not be able to recover through rates. There can be no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, and storm restoration. The inability to recover a significant amount of operating costs could have an adverse effect on our financial position, results of operations, and cash flows. Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies. In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. These actions would have an adverse effect on our financial position, results of operations and cash flows.

The FERC has jurisdiction over our transmission costs recovery and our allowed ROEs. If FERC changes its methodology on developing ROEs, there could be a negative impact on our results of operations and cash flows. Additionally, certain outside parties have filed four complaints against transmission-owning electric companies within ISO-NE alleging that our allowed ROEs are unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations and cash flows.

The FERC also has jurisdiction over our transmission rate incentives such as the regional transmission organization (RTO) participation ROE incentive adder, CWIP in rate base incentive and the abandoned plant incentive. If the FERC changes its policies regarding these incentives, there could be a negative impact on our financial position, results of operations and cash flows. Additionally, the FERC issued a Supplemental Notice of Proposed Rulemaking (NOPR) on Transmission Incentives that proposes to eliminate the existing RTO ROE incentive adder for utilities that have been participating in an RTO for more than three years. A FERC decision approving this proposal could adversely affect our financial position, results of operations and cash flows.

FERC's policy has encouraged competition for transmission projects, even within existing service territories of electric companies, as it looks to expand the transmission system to accommodate state and federal policy goals to utilize more renewable energy resources as well as to enhance reliability and resilience for extreme weather events. Implementation of FERC's goals, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operations and lower rate base growth.

Changes in tax laws, as well as the potential tax effects of business decisions could negatively impact our business, results of operations, financial condition and cash flows.

We are exposed to significant reputational risks, which make us vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events, including those related to climate change. Adverse publicity of this nature could harm our reputation and the reputation of our subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view us in a favorable light; and may cause us to be subject to less favorable legislative and regulatory outcomes, legal claims or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. Further, we rely upon purchased power and purchased natural gas supply from third parties to meet customers’ energy requirements. Due to a variety of factors, including the inflationary economic environment, geo-political conflicts, and increased customer energy demand, the cost of energy supply in New England remains high. We also may be required to implement rolling blackouts by ISO-NE, the region’s independent grid operator if enough capacity is not available in the area to meet peak demand needs. The significant supply cost increases, as well as any failure to meet customer energy requirements, could negatively impact the satisfaction of our customers and our customers’ ability to pay their utility bills, which could have an adverse impact on our business, reputation, financial position, results of operations and cash flows.

Addressing any adverse publicity, regulatory scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of our business, on the morale and performance of our employees and on our relationships with respective regulators, customers and counterparties. We are unable to predict future legislative or regulatory changes, initiatives or interpretations or other legal proceedings, and there can be no assurance that we will be able to respond adequately to such actions. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our financial position, results of operations and cash flows.

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries’ operations are subject to extensive and increasing federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality (including treatment of PFAS (Per- and Polyfluoroalkyl Substances) and lead), water discharges, the management of hazardous material and solid waste, and air emissions. Compliance with these requirements requires us to incur significant costs relating to environmental permitting, monitoring, maintenance and upgrading of facilities, remediation, and reporting. For our water business, compliance with proposed water quality regulations, including those for PFAS and lead, could require the construction of facilities and replacement of customer lead service lines, respectively.

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

For further information, see Item 1, Business – Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

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

Severe weather induced by climate change, such as extreme and frequent ice and snow storms, tornadoes, micro-bursts, hurricanes, floods, droughts, wildfires, and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers and could result in penalties or fines. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows. We maintain property insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. Additionally, these types of weather events risk interruption of the supply chain and could disrupt the delivery of goods and services required for our operations.

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

Our water supplies, including water provided to our customers, are also subject to possible contamination from naturally occurring compounds and elements or non-organic substances, including PFAS and lead. Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations and cash flows. We maintain liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

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

Business and Operational Risks:

Strategic development or investment opportunities in electric transmission, distributed generation, or clean-energy technologies may not be successful, which could have a material adverse effect on our business prospects.

We are pursuing investment opportunities in electric transmission facilities, distributed generation and other clean-energy infrastructure, including interconnection facilities. The development of these projects involve numerous significant risks including federal, state and local permitting and regulatory approval processes, scheduling or permitting delays, increased costs, tax strategies and changes to federal tax laws, new legislation impacting the industry, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, and competition from incumbent utilities and other entities. Also, supply constraints in New England have led to significant increases in commodity costs which may impact our ability to accomplish our strategic objectives. Further, regional clean energy goals may not be achieved if local, state, and federal policy is not in alignment with integrated planning of our infrastructure investments.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events resulting from equipment failures such as wildfires and explosions, or external events such as a solar event, an electromagnetic event, or other similar occurrences; increasingly severe weather conditions due to climate change beyond equipment and plant design capacity; human error; global supply chain disruptions; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, including permitting and siting, the risk of failures in the electric transmission system may increase. We also implement new information technology systems from time to time, which may disrupt operations. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operations and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

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

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. The global supply chain of goods and services remains volatile, and as a result, we are seeing delivery delays of certain goods, particularly certain types of transformers. If significant difficulties in the global supply chain cycle or inflationary impacts were to worsen, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

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

Goodwill, investments in equity method investments, and long-lived assets if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2023, totaled $4.53 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization.

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

Item 1C. Cybersecurity

The Company’s policies, practices and technologies allow it to protect its information systems and operational assets from threats. The Board of Trustees and its Finance and Audit Committees continue to provide substantial and focused attention to cyber and system security. The Finance Committee of the Board of Trustees is responsible for oversight of the Company’s enterprise-wide risks, including risks associated with cyber and physical security, and the Company’s programs and practices to monitor and mitigate these risks.

Management prepares comprehensive cyber security reports that are discussed at each meeting of the Finance Committee. The reports focus on the changing threat landscape and the risks to the Company, describe Eversource’s cyber security drills and exercises, attempted and actual breaches on our systems, cyber incidents within the utility industry and around the world, and mitigation strategies. In addition, third-party experts of cyber security risks provide periodic assessments to the utility industry and the Company in particular to the Finance Committee. The Company regularly reviews and updates its cyber and system security programs, and the Finance Committee continues to enhance its robust oversight activities, including meetings with financial, information technology, legal and accounting management, other members of the Board, representatives of the Company’s independent registered public accounting firm, and outside advisors and experts in cyber security risks, at which cyber and system security programs and issues that might affect the Company’s financial statements and operational systems are discussed.

The Company has a robust Enterprise Risk Management Program which has identified cyber security as a top enterprise risk. The managing and monitoring of risks are the responsibility of the Company’s Risk Committee, which meets quarterly and is chaired by the Chief Financial Officer.

The Company is committed to continuous monitoring and assessment of cyber security controls. The Chief Information Security Officer is responsible for developing, implementing, and enforcing our cyber security program and information security policies to protect the Company’s information systems and operational assets. The Chief Information Security Officer position requires at least 15 years of relevant information security experience and relevant security certifications. The Chief Information Security Officer reports directly to the Chief Information Officer and provides regular updates to the executive management team. Our Chief Information Security Officer has over 20 years of relevant experience.

The Company created a Cyber Governance Committee, which includes the Chief Information Security Officer, Chief Information Technology Officer, Chief Accounting Officer, members of the executive management team, and other assurance functions such as Corporate Compliance, Enterprise Risk Management, and Internal Audit.

To assess, identify and manage material risks from cybersecurity threats and to prevent, detect, mitigate and remediate a cyber security or ransomware incident, the following key processes and programs have been implemented and are performed by the Company’s Cyber Security Group, which is overseen by the Chief Information Security Officer:

•Implementation of security solutions and standards based on industry best practices to prevent unauthorized access. The Company’s cyber program has been modeled after the National Institute of Standards and Technology framework; a widely accepted framework utilized by critical infrastructure industries.
•Periodic external assessments, including outside system access testing, are performed. Rigorous auditing of all safeguards is performed on a regular basis. Risk assessments are held to identify and address new and changing risks to protect systems and sensitive data. Identified areas are monitored and improvements are implemented.
•Eversource participates in information sharing programs both within and outside the utility industry, including with the U.S. government and industry organizations, to be able to identify and respond to emerging threats.
•The Company maintains current incident response and business continuity plans, which are periodically updated and tested.
•Network activity is monitored on an ongoing basis.
•Anti-phishing and malware tools are utilized and assessed.
•Employees are trained to recognize phishing attempts and are periodically tested. Results of phishing testing are benchmarked against other companies both within and outside the utility industry.

Specific to third parties, Eversource has implemented formal screening processes for any applicable vendors by the Company’s Cyber Security Group as part of the Procurement process. The vendors are risk ranked based on the type of work being performed. Periodic rescreening is performed on critical vendors. Vendors are required to attest to their business continuity programs and provide evidence of appropriate insurance and indemnification agreements. The Company bars sourcing from countries included on the Department of Homeland Security’s list of Prohibited Nations to further protect the Company’s supply chain. The Company maintains cyber insurance which covers breaches of networks and operational technology. Our existing insurance limits may be inadequate to cover a material cyber incident. This could expose us to potentially significant claims and damages.

As of December 31, 2023, there were no risks from cybersecurity threats, including due to any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations, or financial condition.

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2023, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	455	76
Transformer capacity (in kVa)	47,706,000	16,222,000
Overhead lines (in circuit miles)	40,673	3,992
Underground lines (in circuit miles)	18,119	423
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	157	21	174	30	124	25
Transformer capacity (in kVa)	21,850,000	3,184,000	21,420,000	8,688,000	4,436,000	4,350,000
Overhead lines (in circuit miles)	16,738	1,679	11,619	1,260	12,316	1,053
Underground lines (in circuit miles)	6,884	143	9,135	277	2,100	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	638,464	293,942	173,705	170,817
Aggregate capacity (in kVa)	39,360,574	16,730,938	15,327,341	7,302,295

Electric Generating Plants

As of December 31, 2023, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Capacity (kilowatts, dc)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2023, NSTAR Gas owned 22 active gate stations, 147 district regulator stations, and approximately 3,330 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2023, EGMA owned 14 active gate stations, 191 district regulator stations, and approximately 5,033 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns three propane peak shaving plants at three locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.1 Bcf. Combined, these seven plants have an aggregate storage capacity equivalent to 1.9 Bcf of natural gas that is provided to EGMA under contract.

As of December 31, 2023, Yankee Gas owned 28 active gate stations, 200 district regulator stations, and approximately 3,540 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Natural Gas Transmission System

As of December 31, 2023, NSTAR Gas owned 0.65 miles of intrastate transmission natural gas pipeline. NSTAR Gas reclassified 0.35 miles of transmission pipeline from 49 CFR 192 Pipeline regulated to 49 CFR 193 LNG regulated at the Hopkinton LNG facility. As of December 31, 2023, EGMA did not own any miles of intrastate transmission natural gas pipeline. EGMA replaced its last remaining 0.5 miles of transmission pipeline. The replacement pipeline was designed and engineered to be Distribution class.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2023, Aquarion owned and operated sources of water supply with a combined yield of approximately 135 million gallons per day; 3,802 miles of transmission and distribution mains; 10 surface water treatment plants; 36 dams; and 119 wellfields.

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

EGMA Through its charter, which is unlimited in time, EGMA has the right to engage in the business of delivering and selling natural gas within its respective service territory, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon natural gas companies under Massachusetts laws. The locations in public ways for natural gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases, the actions of these authorities are subject to appeal to the DPU. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, no other entity may provide natural gas delivery service to retail customers within the EGMA service territory without the written consent of EGMA. This consent must be filed with the DPU and the municipality so affected.

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

Aquarion Water Company of New Hampshire and Abenaki Water Company The NHPUC, pursuant to statutory law, has issued orders granting and affirming AWC-NH’s and Abenaki Water Company’s exclusive franchises to own, operate, and manage plant and equipment and any part of the same, for the conveyance of water for the public located within its franchise territory. AWC-NH’s franchise territory encompasses the towns of Hampton, North Hampton, Rye and a limited portion of Stratham. Abenaki Water Company’s franchises extend to the boundaries of the water systems in the towns of Belmont, Bow, Carroll, and Gilford. Subject to NHPUC’s regulations, AWC-NH and Abenaki have the right to establish and fix rates for use of the water distributed and to establish reasonable regulations regarding the same.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth the executive officers of Eversource Energy as of February 14, 2024. All of Eversource Energy’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Joseph R. Nolan, Jr.	60	Chairman of the Board, President, Chief Executive Officer and a Trustee
John M. Moreira	62	Executive Vice President, Chief Financial Officer and Treasurer
Gregory B. Butler	66	Executive Vice President and General Counsel
Paul Chodak III	60	Executive Vice President and Chief Operating Officer
Penelope M. Conner	60	Executive Vice President-Customer Experience and Energy Strategy
James W. Hunt, III	52	Executive Vice President-Corporate Relations and Sustainability and Secretary
Susan Sgroi	59	Executive Vice President-Human Resources and Information Technology
Jay S. Buth	54	Vice President, Controller and Chief Accounting Officer

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

Paul Chodak III. Mr. Chodak has served as Executive Vice President and Chief Operating Officer of Eversource Energy since November 13, 2023. Previously, Mr. Chodak served as Executive Vice President – Generation of American Electric Power Company, Inc. (“AEP”) from January 1, 2019 until September 15, 2023, and as Executive Vice President – Utilities of AEP from January 1, 2017 until December 31, 2018.

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

Susan Sgroi. Ms. Sgroi has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy since January 8, 2024. Previously, Ms. Sgroi served as Executive Vice President and Chief Human Resources Officer of Blue Cross and Blue Shield of Massachusetts from 2015 until October 31, 2023.

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

(b)    Holders

As of January 31, 2024, there were 29,025 registered common shareholders of our company on record.  As of the same date, there were a total of 349,687,183 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2018 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2018 through 2023, assuming all dividends are reinvested.

Total Shareholder Return

$240
$220
$200
$180
$160
$140
$120
$100
2018
2019
2020
2021
2022
2023
Eversource Energy
EEI Index
S&P 500
Cumulative Five-Year Return
Eversource Energy 10.7%
EEI Index 34.4%
S&P 500 107.2%

December 31,
	2018	2019	2020	2021	2022	2023
Eversource Energy	$100	$134	$140	$152	$144	$111
EEI Index	$100	$126	$124	$146	$147	$134
S&P 500	$100	$131	$156	$200	$164	$207

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2023	—	$—	—	—
November 1 - November 30, 2023	—	—	—	—
December 1 - December 31, 2023	2,941	61.80	—	—
Total	2,941	$61.80	—	—

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2023 compared to fiscal year 2022 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2021 items and of fiscal year 2022 compared to fiscal year 2021, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2022 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding the impairment charges for the offshore wind investments, a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned, certain transaction and transition costs, and our earnings and EPS excluding charges at CL&P related to an October 2021 settlement agreement that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by PURA. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the impairment charges for the offshore wind investments, the loss on the disposition of land associated with an abandoned project, transaction and transition costs, and the CL&P October 2021 settlement agreement, and the 2021 storm performance penalty imposed on CL&P by PURA are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We had a loss of $442.2 million, or $1.26 per share, in 2023, compared with earnings of $1.40 billion, or $4.05 per share, in 2022. Our 2023 results include after-tax impairment charges of $1.95 billion, or $5.58 per share, recorded at Eversource parent to reflect our current estimate of the fair value of the offshore wind projects. Our 2023 results also include after-tax land abandonment and other charges recorded at Eversource parent of $6.9 million, or $0.02 per share. Our 2022 results include after-tax transaction and transition costs of $15.0 million, or $0.04 per share. Excluding the offshore wind impairments and these other charges, our non-GAAP earnings were $1.52 billion, or $4.34 per share, in 2023, compared with $1.42 billion, or $4.09 per share, in 2022.

•We project that we will earn within a 2024 non-GAAP earning guidance range of between $4.50 per share and $4.67 per share, which excludes the impact of the expected sales of our 50 percent interests in three jointly-owned offshore wind projects and related transaction costs. We also project that our long-term EPS growth rate through 2028 from our regulated utility businesses will be in a 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $1.65 billion in 2023, compared with $2.40 billion in 2022.  Investments in property, plant and equipment totaled $4.34 billion in 2023 and $3.44 billion in 2022.

•Cash and Cash Equivalents totaled $53.9 million as of December 31, 2023, compared with $374.6 million as of December 31, 2022.  Our available borrowing capacity under our commercial paper programs totaled $512.3 million as of December 31, 2023.

•In 2023, we issued $5.20 billion of new long-term debt and we repaid $2.01 billion of long-term debt.

•In 2023, we paid dividends totaling $2.70 per common share, compared with dividends of $2.55 per common share in 2022. Our quarterly common share dividend payment was $0.675 per share in 2023, as compared to $0.6375 per share in 2022.  On January 31, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, payable on March 29, 2024 to shareholders of record as of March 5, 2024.

•We project to make capital expenditures of $23.12 billion from 2024 through 2028, of which we expect $9.71 billion to be in our electric distribution segment, $5.44 billion to be in our natural gas distribution segment, $5.77 billion to be in our electric transmission segment, and $1.08 billion to be in our water distribution segment.  We also project to invest $1.12 billion in information technology and facilities upgrades and enhancements.

•On February 13, 2024, we initiated an exploratory assessment of monetizing our water distribution business and are exploring the potential sale of the business.

Strategic Developments:

•On February 13, 2024, Eversource announced that it has executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction at each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which GIP’s obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Eversource currently expects that South Fork Wind will reach full commercial operation prior to closing of the sale with GIP and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind. Closing of the transaction is currently expected to occur in mid-2024.

•On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind. The sale is subject to the successful selection of Sunrise Wind in the ongoing New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of sale agreements, receipt of final federal construction permits, and relevant regulatory approvals. If Sunrise Wind is not successful in the solicitation, then the existing OREC contract for Sunrise Wind will be cancelled according to the state’s requirements, and Eversource and Ørsted’s joint venture for Sunrise Wind will remain in place. In that scenario, Ørsted and Eversource would then assess their options in determining the best path forward for Sunrise Wind and its assets, which include the BOEM offshore lease area.

•On January 25, 2024, Eversource and Ørsted submitted a new proposal for Sunrise Wind in the New York fourth offshore wind solicitation.

•Four of South Fork Wind’s twelve turbines were installed and placed into service by January 1, 2024, meeting the project commercial operation date requirements under the power purchase agreement with LIPA. All wind turbines are expected to be installed and placed into service by the end of March 2024.

Earnings Overview

Consolidated:  Below is a summary of our earnings/(loss) by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net (Loss)/Income Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2023		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (Loss)/Income Attributable to Common Shareholders (GAAP)	$(442.2)	$(1.26)	$1,404.9	$4.05	$1,220.5	$3.54

Regulated Companies (Non-GAAP)	$1,509.3	$4.31	$1,460.4	$4.21	$1,342.4	$3.89
Eversource Parent and Other Companies (Non-GAAP)	8.4	0.03	(40.5)	(0.12)	(12.2)	(0.03)
Non-GAAP Earnings	$1,517.7	$4.34	$1,419.9	$4.09	$1,330.2	$3.86
Impairments of Offshore Wind Investments (after-tax) (1)	(1,953.0)	(5.58)	—	—	—	—
Land Abandonment Loss and Other Charges (after-tax) (2)	(6.9)	(0.02)	—	—	—	—
Transaction and Transition Costs (after-tax) (3)	—	—	(15.0)	(0.04)	(23.6)	(0.07)
CL&P Settlement Impacts (after-tax) (4)	—	—	—	—	(86.1)	(0.25)
Net (Loss)/Income Attributable to Common Shareholders (GAAP)	$(442.2)	$(1.26)	$1,404.9	$4.05	$1,220.5	$3.54

(1)    We recorded impairment charges resulting from the expected sales of our offshore wind investments and to reflect our current estimate of the fair value of the offshore wind projects. For further information, see "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)    The 2023 charges primarily include a loss on the disposition of land. The land was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned.

(3) Transaction costs in 2022 and 2021 primarily include costs associated with the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems.

(4) The 2021 after-tax costs are associated with the October 1, 2021 CL&P settlement agreement approved by PURA that included credits to customers and funding of various customer assistance initiatives and a 2021 storm performance penalty imposed on CL&P by PURA.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2023		2022		2021
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,509.3	$4.31	$1,460.4	$4.21	$1,256.3	$3.64

Electric Distribution, excluding CL&P Settlement Impacts (Non-GAAP)	$608.0	$1.74	$592.8	$1.71	$556.2	$1.61
Electric Transmission	643.4	1.84	596.6	1.72	544.6	1.58
Natural Gas Distribution	224.8	0.64	234.2	0.67	204.8	0.59
Water Distribution	33.1	0.09	36.8	0.11	36.8	0.11
Net Income - Regulated Companies (Non-GAAP)	$1,509.3	$4.31	$1,460.4	$4.21	$1,342.4	$3.89
CL&P Settlement Impacts (after-tax)	—	—	—	—	(86.1)	(0.25)
Net Income - Regulated Companies (GAAP)	$1,509.3	$4.31	$1,460.4	$4.21	$1,256.3	$3.64

Our electric distribution segment earnings increased $15.2 million in 2023, as compared to 2022, due primarily to a base distribution rate increase effective January 1, 2023 at NSTAR Electric, higher earnings from CL&P's capital tracking mechanism due to increased electric system improvements, an increase in interest income primarily on regulatory deferrals, the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, and higher AFUDC equity income. Those earnings increases were partially offset by higher operations and maintenance expense, higher interest expense, higher property and other tax expense, higher depreciation expense and lower pension income.

Our electric transmission segment earnings increased $46.8 million in 2023, as compared to 2022, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and a lower effective tax rate.

Our natural gas distribution segment earnings decreased $9.4 million in 2023, as compared to 2022, due primarily to higher depreciation expense, higher interest expense, a higher effective tax rate, an unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, higher operations and maintenance expense arising primarily from higher uncollectible expense, and higher property tax expense. Those earnings decreases were partially offset by higher earnings from capital tracking mechanisms due to continued investments in natural gas infrastructure, base distribution rate increases effective November 1, 2023 and November 1, 2022 at NSTAR Gas and effective November 1, 2022 at EGMA, and an increase in interest income primarily on regulatory deferrals.

Our water distribution segment earnings decreased $3.7 million in 2023, as compared to 2022, due primarily to higher depreciation, operations and maintenance expense and higher interest expense.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses increased $1.90 billion in 2023, as compared to 2022, due primarily to the 2023 impairments of Eversource parent’s offshore wind investments, which resulted in a total after-tax charge of $1.95 billion, or $5.58 per share. Earnings were also unfavorably impacted by higher interest expense and a loss on the disposition of land in 2023 that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned. Earnings benefited by a lower effective tax rate as a result of the ability to utilize tax credits and benefits in 2023, as well as a decrease in after-tax transaction and transition costs. Additionally, 2023 earnings were favorably impacted from the liquidation of Eversource parent’s equity method investment in a renewable energy fund, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in 2023.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund other corporate obligations, such as pension contributions. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. In addition, Eversource uses its capital resources to fund investments in its offshore wind business, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $2.09 billion, $308.5 million and $143.6 million at Eversource, NSTAR Electric and PSNH, respectively, as of December 31, 2023.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

As of December 31, 2023, $1.95 billion of Eversource's long-term debt, including $1.35 billion at Eversource parent and $139.8 million at CL&P, matures within the next 12 months. Eversource, with its solid credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt. Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

Cash and Cash Equivalents totaled $53.9 million as of December 31, 2023, compared with $374.6 million as of December 31, 2022.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Eversource Parent Commercial Paper Program	$1,771.9	$1,442.2	$228.1	$557.8	5.60%	4.63%
NSTAR Electric Commercial Paper Program	365.8	—	284.2	650.0	5.40%	—%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2023 or 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Availability under Long-Term Debt Issuance Authorizations: On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024. On November 30, 2022, the PURA approved CL&P's request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2024. As a result of CL&P’s January 2024 long-term debt issuance, CL&P has now fully utilized this authorization. On June 7, 2023, PURA approved Yankee Gas’ request for authorization to issue up to $350 million in long-term debt through December 31, 2024. On November 21, 2023, NSTAR Electric petitioned the DPU requesting authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2024 Series A First Mortgage Bonds	4.65%	350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2023 Debentures	5.60%	150.0	September 2023	October 2028	Repaid Series G Senior Notes at maturity and short-term debt and for general corporate purposes
NSTAR Electric 2013 Series G Senior Notes	3.88%	(80.0)	November 2023	November 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	September 2023	October 2033	Repaid Series S Bonds at maturity and for general corporate purposes
PSNH Series S First Mortgage Bonds	3.50%	(325.0)	November 2023	November 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Variable Rate Series T Senior Notes	SOFR plus 0.25%	(350.0)	August 2023	August 2023	Paid at maturity
Eversource Parent Series CC Senior Notes	5.95%	800.0	November 2023	February 2029	Repaid Series N Senior Notes at maturity and short-term debt
Eversource Parent Series N Senior Notes	3.80%	(400.0)	December 2023	December 2023	Paid at maturity
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Yankee Gas Series V First Mortgage Bonds	5.51%	170.0	August 2023	August 2030	Repaid short-term debt and general corporate purposes
EGMA Series D First Mortgage Bonds	5.73%	58.0	November 2023	November 2028	Repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut Senior Notes	5.89%	50.0	September 2023	October 2043	Repaid existing indebtedness, paid capital expenditures and general corporate purposes

As a result of the CL&P and Eversource parent long-term debt issuances in January 2024, $139.8 million and $990.9 million, respectively, of current portion of long-term debt were reclassified as Long-Term Debt on CL&P’s and Eversource parent’s balance sheets as of December 31, 2023.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments in each of 2023 and 2022, and paid $16.2 million and $17.6 million of interest payments in 2023 and 2022, respectively.

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. In 2023, no shares were issued under this agreement. In 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.65 billion in 2023, compared with $2.40 billion in 2022. Operating cash flows were unfavorably impacted by an increase in regulatory under-recoveries driven primarily by the timing of collections for the CL&P non-bypassable FMCC and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, a $26.7 million increase in cash payments to vendors for storm costs, an $11.9 million increase in cost of removal expenditures, and the timing of other working capital items. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance and created an under-recovery balance as of December 31, 2023, which resulted in a decrease to amortization expense of $802.3 million in 2023, as compared to 2022, and is presented as a cash outflow in Amortization on the statement of cash flows. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, the absence in 2023 of $78.4 million of payments in 2022 related to withheld property taxes at our Massachusetts companies, a decrease of $76.3 million in pension contributions made in 2023 compared to 2022, the absence in 2023 of $72.0 million of customer credits distributed in 2022 at CL&P as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, and a $38.7 million increase in operating cash flows due to lower income tax payments.

In 2023, we paid cash dividends of $919.0 million and issued non-cash dividends of $23.4 million in the form of treasury shares, totaling dividends of $942.4 million, or $2.70 per common share. In 2022, we paid cash dividends of $860.0 million and issued non-cash dividends of $23.1 million in the form of treasury shares, totaling dividends of $883.1 million, or $2.55 per common share. Our quarterly common share dividend payment was $0.675 per share in 2023, as compared to $0.6375 per share in 2022.  On January 31, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, payable on March 29, 2024 to shareholders of record as of March 5, 2024.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2023, CL&P, NSTAR Electric and PSNH paid $330.4 million, $327.4 million and $112.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In 2023, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $4.34 billion, $1.09 billion, $1.38 billion and $605.1 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Capital contributions in the offshore wind investments, including the 2023 contribution for the tax equity investment in South Fork Wind, are included in Investments in Unconsolidated Affiliates on the statements of cash flows. Proceeds received from the sale of the uncommitted lease area of $625 million in 2023 and from an October 2023 distribution of $318 million received primarily as a result of being a 50 percent joint owner in the Class B shares of South Fork Wind which was restructured as a tax equity investment, are included in Proceeds from Unconsolidated Affiliates on the statement of cash flows. Proceeds from the October 2023 distribution were used to pay down short-term debt. Proceeds from Unconsolidated Affiliates also includes proceeds received from the liquidation of an equity method investment in a renewable energy investment fund of $147.6 million in 2023.

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

Estimated interest payments on existing long-term fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement as of December 31, 2023 and are as follows:

(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Eversource	$933.3	$868.1	$827.5	$774.5	$671.6	$6,860.6	$10,935.6

Our commitments to make payments in addition to these contractual obligations include other liabilities reflected on our balance sheets, future funding of our offshore wind equity method investments until the expected sales are completed, and guarantees of certain obligations primarily associated with our offshore wind investments. The future funding and guarantee obligations associated with our offshore wind investments will be impacted by the expected sales of our offshore wind investments and related developments.

For information regarding our projected capital expenditures over the next five years, see "Business Development and Capital Expenditures - Projected Capital Expenditures" and for further information on the expected sales of our offshore wind investments, see “Business Development and Capital Expenditures - Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Ratings:  A summary of our current corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	A-	Watch Neg	Baa2	Negative	BBB	Stable
CL&P	A	Watch Neg	A3	Stable	A-	Stable
NSTAR Electric	A	Watch Neg	A2	Negative	A-	Stable
PSNH	A	Watch Neg	A3	Stable	A-	Stable

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Watch Neg	Baa2	Negative	BBB	Stable
CL&P	A+	Watch Neg	A1	Stable	A+	Stable
NSTAR Electric	A	Watch Neg	A2	Negative	A	Stable
PSNH	A+	Watch Neg	A1	Stable	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $4.59 billion in 2023, $3.79 billion in 2022, and $3.54 billion in 2021.  These amounts included $214.4 million in 2023, $266.5 million in 2022, and $238.0 million in 2021 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures increased by $240.8 million in 2023, as compared to 2022.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
CL&P	$470.4	$416.8	$400.0
NSTAR Electric	567.4	438.4	480.3
PSNH	410.0	351.8	235.0
Total Electric Transmission	$1,447.8	$1,207.0	$1,115.3

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

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2023
Basic Business	$280.3	$376.6	$91.1	$748.0	$208.2	$18.5	$974.7
Aging Infrastructure	260.7	310.0	86.4	657.1	719.5	142.3	1,518.9
Load Growth and Other	138.0	191.3	37.2	366.5	70.1	0.9	437.5
Total Distribution	$679.0	$877.9	$214.7	$1,771.6	$997.8	$161.7	$2,931.1

2022
Basic Business	$267.8	$202.4	$68.6	$538.8	$175.2	$16.8	$730.8
Aging Infrastructure	199.9	245.1	70.8	515.8	562.3	137.6	1,215.7
Load Growth and Other	90.7	177.0	31.3	299.0	66.4	0.9	366.3
Total Distribution	$558.4	$624.5	$170.7	$1,353.6	$803.9	$155.3	$2,312.8

2021
Basic Business	$256.2	$179.9	$56.0	$492.1	$206.1	$16.5	$714.7
Aging Infrastructure	178.0	219.1	67.7	464.8	509.6	127.1	1,101.5
Load Growth and Other	80.2	169.9	37.1	287.2	83.3	0.6	371.1
Total Distribution	$514.4	$568.9	$160.8	$1,244.1	$799.0	$144.2	$2,187.3

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

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, natural gas distribution and water distribution for 2024 through 2028, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2024	2025	2026	2027	2028	2024 - 2028 Total
CL&P Transmission	$393	$332	$255	$279	$194	$1,453
NSTAR Electric Transmission	450	526	640	838	903	3,357
PSNH Transmission	357	349	158	49	49	962
Total Electric Transmission	1,200	1,207	1,053	1,166	1,146	5,772
Electric Distribution	2,009	1,869	2,051	2,006	1,770	9,705
Natural Gas Distribution	1,044	1,087	1,142	1,089	1,079	5,441
Total Electric and Natural Gas Distribution	3,053	2,956	3,193	3,095	2,849	15,146
Water Distribution	169	204	218	234	251	1,076
Information Technology and All Other	225	234	223	202	239	1,123
Total	$4,647	$4,601	$4,687	$4,697	$4,485	$23,117

The projections do not include investments related to offshore wind projects.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

Offshore Wind Business: Eversource’s offshore wind business includes 50 percent ownership interests in wind partnerships, which collectively hold the Revolution Wind, South Fork Wind and Sunrise Wind projects, and a tax equity investment in South Fork Wind. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

As of December 31, 2023 and 2022, Eversource's total equity investment balance in its offshore wind business was $515.5 million and $1.95 billion, respectively.

Expected Sales of Offshore Wind Investments: On May 25, 2023, Eversource announced that it had completed a strategic review of its offshore wind investments and determined that it would pursue the sale of its offshore wind investments. On September 7, 2023, Eversource completed the sale of its 50 percent interest in an uncommitted lease area consisting of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts to Ørsted for $625 million in an all-cash transaction.

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. As a result of this investment, Eversource expects to receive investment tax credits after the turbines are placed in service for South Fork Wind and meet the requirements to qualify for the ITC. These credits will be utilized to reduce Eversource’s federal tax liability or generate tax refunds over the next 24 months. All of South Fork Wind’s twelve turbines are expected to be installed and placed into service by the end of March 2024.

On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind. The sale is subject to the successful selection of Sunrise Wind in the ongoing New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of sale agreements, receipt of final federal construction permits, and relevant regulatory approvals. If Sunrise Wind is not successful in the solicitation, then the existing OREC contract for Sunrise Wind will be cancelled according to the state’s requirements, and Eversource and Ørsted’s joint venture for Sunrise Wind will remain in place. In that scenario, Ørsted and Eversource would then assess their options in determining the best path forward for Sunrise Wind and its assets, which include the BOEM offshore lease area. If Sunrise Wind’s revised bid is successful in the new solicitation, Sunrise Wind would have 90 days to negotiate a new OREC agreement at the re-bid price. In a successful re-bid, Ørsted would become the sole owner of Sunrise Wind, while Eversource would remain contracted to lead the project’s onshore construction. If Sunrise Wind is successful in the re-bid, Ørsted would pay Eversource 50 percent of the negotiated purchase price upon closing the sale transaction, with the remaining 50 percent paid when onshore construction is completed and certain other milestones are achieved. On January 25, 2024, Eversource and Ørsted submitted a new proposal for Sunrise Wind in the New York fourth offshore wind solicitation.

On February 13, 2024, Eversource announced that it has executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction at each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which GIP’s obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Eversource currently expects that South Fork Wind will reach full commercial operation prior to closing of the sale with GIP and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

Factors that could result in Eversource’s total net proceeds from the transaction to be lower or higher include Revolution Wind’s eligibility for federal investment tax credits at other than the anticipated 40 percent level; the ultimate cost of construction and extent of cost overruns for Revolution Wind; delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment; and a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation date of the Revolution Wind project.

Closing a transaction with GIP would be subject to customary conditions, including certain regulatory approvals under the Hart Scott Rodino Act and by the New York Public Service Commission and the FERC, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. Closing of the transaction is currently expected to occur in mid-2024. If closing of the sale is delayed, additional capital contributions made by Eversource would be recovered in the sales price. Under the agreement, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend.

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

In connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected sales price at that time. This established a new cost basis in the investments. Negative developments in the fourth quarter of 2023, including a lower expected sales price, additional projected construction cost increases, and the October 2023 OREC pricing denial for Sunrise Wind, resulted in Eversource conducting an impairment evaluation and recognizing an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) and establishing a new cost basis in the investments as of December 31, 2023. The Eversource statement of income reflects a total pre-tax other-than-temporary impairment charge of $2.17 billion ($1.95 billion after-tax) in its offshore wind investments for the year ended 2023.

The impairment evaluations involved judgments in developing the estimates and timing of the future cash flows arising from the expected sales price of Eversource’s 50 percent interest in the wind projects, including expected sales value from investment tax credit adder amounts, less estimated costs to sell, and uncertainties related to the Sunrise Wind re-bid process in New York’s offshore wind solicitation. Additional assumptions in the fourth quarter assessment included revised projected construction costs and estimated project cost overruns, estimated termination costs, salvage values of Sunrise Wind assets, and the value of the tax equity ownership interest. The assumptions used in the discounted cash flow analyses are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could materially change the impairment charges. The impairment evaluations were based on best information available at the impairment assessment dates. New information from events or circumstances arising after the balance sheet date, such as the January 25, 2024 re-bid of Sunrise Wind in the New York solicitation, are not included in the December 31, 2023 impairment evaluation. All significant inputs into the impairment evaluations were Level 3 fair value measurements.

The expected cash flows arising from the anticipated sales are a significant input in the impairment evaluation. In the fourth quarter of 2023, project construction forecasts were updated, and these new forecasts reflected additional expenditures for construction and scheduling related pressures, including the availability and increased cost of installation vessels and supply chain cost increases related to foundation fabrication. In determining the current fair value of the investments, these updated projections exceeded the previously estimated projections for construction expenditures, which resulted in a revised sales price that was significantly lower than the previous bid value. Another significant assumption in the impairment evaluation includes the probability of payment of future cost overruns on the three wind projects through each project's respective commercial operation date, which would not be recovered in the expected sales price. This assumption was based on construction projections updated in the fourth quarter of 2023 exceeding prior estimates. An increase in expected cost overruns could result in a significant impairment in a future period.

Another key assumption in the impairment model of our offshore wind investments was investment tax credit (“ITC”) adders that were included in the Inflation Reduction Act and were a separate part of the sales price value offered by GIP. An ITC adder is an additional 10 percent of credit value for ITC eligible costs and include two distinct qualifications related to either using domestic sourced materials (domestic content) or construction of an onshore substation in a designated community (energy community). Similar to the base ITC of 30 percent of the eligible costs, any ITC adders generated would be used to reduce an owner’s federal tax liability and could be used to receive tax refunds from prior years as well. Management believes there is a high likelihood that the 10 percent energy community ITC adder is realizable, and that ITC adder would amount to approximately $170 million of additional sales value related to Revolution Wind and that it would qualify for the ITC adder after it reaches commercial operation in 2025. Although management believes the ITC adder value is realizable, there is some uncertainty at this time as to whether or not those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant impairment in a future period.

Another fourth quarter 2023 development included in the impairment evaluation is the key judgment regarding the probability of future cash inflows and outflows associated with the sale or abandonment of the Sunrise Wind project and the expected outcome of the New York fourth offshore wind solicitation in 2024. In June 2023, Sunrise Wind filed a petition with the New York State Public Service Commission for an order authorizing NYSERDA to amend the Sunrise Wind OREC contract to increase the contract price to cover increased costs and inflation. At that time, management expected the contract repricing would be successful given NYSERDA’s public support for pricing adjustments. On October 12, 2023, the New York State Public Service Commission denied this petition. Subsequent to the denial, on November 30, 2023, the general terms of an expedited offshore wind renewable energy solicitation in New York were released. A primary condition for Sunrise Wind to participate in this new solicitation was to agree to terminate its existing OREC agreement. As of December 31, 2023, Eversource and Ørsted were considering whether to submit a new bid for Sunrise Wind, the price at which a new bid would be made, and the probability of success in the new bidding process. The December 31, 2023 impairment evaluation included management’s judgment of the likelihood of possible future scenarios that included the Sunrise Wind project continuing with its existing OREC contract, the project re-bidding and being selected in the new solicitation, the project re-bidding and not being selected, or the project not moving forward. The unfavorable development of the October 2023 denial of the OREC pricing petition, management’s assessment of the likelihood of success in the competitive New York re-bidding process, and the increased costs to build the project, have resulted in management’s assumption that the Sunrise Wind project will ultimately be abandoned, and therefore, no sales value was modeled in the impairment evaluation. Additionally, in the abandonment assumption, management has assumed the loss of contingent sales value associated with any related ITC adders and has estimated future cash outflows for Eversource’s share of cancellation costs required under Sunrise Wind’s supplier contracts, partially offset by expected salvage value and expected cost overruns not incurred in the case of abandonment that are included in the fourth quarter 2023 impairment charge. An increase in expected cancellation costs could result in a significant impairment in a future period.

A summary of the significant estimates and assumptions included in the 2023 impairment charges is as follows:

	Second Quarter 2023	Fourth Quarter 2023	Total
(Millions of Dollars)
Lower expected sales proceeds across all three wind projects	$401	$525	$926
Expected cost overruns not recovered in the sales price	—	441	441
Loss of sales value from the sale price offered by GIP, including loss of ITC adders value, cancellation costs and other impacts assuming Sunrise Wind project is abandoned	—	800	800
Impairment Charges, pre-tax	401	1,766	2,167
Tax Benefit	(70)	(144)	(214)
Impairment Charges, after-tax	$331	$1,622	1,953

A summary of the carrying value by investee and by project as of December 31, 2023 is as follows:

	Investments Expected to be Disposed of			Investment to be Held
	North East Offshore		South Fork Class B Member, LLC	South Fork Wind Holdings, LLC Class A	Total Offshore Wind Investments
(Millions of Dollars)	Sunrise Wind	Revolution Wind
Carrying Value as of December 31, 2023, before Impairment Charge	$699	$799	$299	$485	$2,282
Fourth Quarter 2023 Impairment Charge	(1,218)	(544)	—	(4)	(1,766)
Carrying Value as of December 31, 2023	$(519)	$255	$299	$481	$516

Management will continue to monitor and evaluate all facts and circumstances in the offshore wind sales process and the impact on its investment balance. Adverse changes in facts and circumstances of estimates and timing of future cash flows and the factors described above could result in the recognition of additional, significant impairment charges that could be material to the financial statements.

The impairment charge was a non-cash charge and did not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to its offshore wind investments up to the time of disposition of each of the offshore wind projects. Capital contributions are expected until the sales are completed and changes in the timing and amounts of these contributions would be adjusted in the sales prices and therefore not result in an additional impairment charge. Proceeds from the transactions will be used to pay off parent company debt. Eversource’s offshore wind investments do not meet the criteria to qualify for presentation as a discontinued operation.

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

The offshore wind projects require receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is led by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. South Fork Wind and Revolution Wind have received all required approvals to start construction. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state and local agencies could adversely impact the timing of Sunrise Wind’s' in-service date.

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

Revolution Wind and Sunrise Wind filed their COP applications with BOEM in March 2020 and September 2020, respectively. For the Revolution Wind project, BOEM released its Draft EIS on September 2, 2022 and its Final EIS on July 17, 2023. On August 21, 2023, BOEM issued its Record of Decision, which concluded BOEM’s environmental review of the project and identified the recommended configuration. Final approval of the Revolution Wind project was received on November 20, 2023. For the Sunrise Wind project, BOEM released its Draft EIS on December 16, 2022 and its Final EIS on December 15, 2023. The Record of Decision is expected in the first quarter of 2024 and final approval of Sunrise Wind is expected in the second quarter of 2024.

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

On November 17, 2022, the New York Public Service Commission approved an order adopting a Joint Proposal filed by Sunrise Wind and granting a Certificate of Environmental Compatibility and Public Need. On November 18, 2022, Sunrise Wind filed its Phase 1 Environmental Management and Construction Plan (EM&CP) with the New York Public Service Commission, which details the plans on limited onshore construction activities subject to state and local jurisdiction. On March 27, 2023, Sunrise Wind filed its EM&CP for Phase 2, which covers the remainder of the project components. On June 22, 2023, Sunrise Wind received approval of the Phase 1 EM&CP. On July 13, 2023, the New York State Public Service Commission approved Sunrise Wind’s notice for authorization to proceed with construction for Phase 1. On December 18, 2023, Sunrise Wind received approval of the Phase 2 EM&CP.

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

Construction Process: South Fork Wind received all required approvals to start construction and the project entered the construction phase in early 2022. All major onshore construction activities, including the project’s underground onshore transmission line and the onshore interconnection facility located in East Hampton, New York are complete. Offshore construction activities began in the fourth quarter of 2022, and installation of the subsea transmission cable, the monopile foundations and offshore substation was completed in 2023. Installation of the project’s 11-megawatt wind turbines continued throughout 2023 and four of South Fork Wind’s twelve turbines were placed into service by January 1, 2024, meeting the project commercial operation date requirements under the power purchase agreement with LIPA. All wind turbines are expected to be installed and placed into service by the end of March 2024. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however we believe it is probable we will be able to overcome these challenges.

For Revolution Wind, on October 31, 2023, the joint venture made its final investment decision to advance to full onshore and offshore construction and installation, and major construction began in the fourth quarter of 2023 upon receipt of all necessary federal, state and local approvals. For Sunrise Wind, once all necessary federal, state and local approvals are received and the joint venture has made its final investment decision, informed in part by the outcome of the New York fourth solicitation, then major construction is expected to begin. Sunrise Wind has started limited onshore construction activities.

Projected In-Service Dates: We expect the South Fork Wind project to be in-service by the end of March 2024 and the Revolution Wind project to be in-service in late 2025. For Sunrise Wind, based on the updated BOEM permit schedule outlining when BOEM will complete its review of the COP, we currently expect an in-service date in 2026.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2023 and 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2023 and 2022.

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

FERC Notice of Proposed Rulemaking on Transmission Incentives: On March 20, 2020, FERC issued a Notice of Proposed Rulemaking (NOPR) on transmission incentives. The NOPR intends to revise FERC’s electric transmission incentive policies to reflect competing uses of transmission due to generation resource mix, technological innovation and shifts in load patterns. FERC proposes to grant transmission incentives based on measurable project economics and reliability benefits to consumers rather than its current project risks and challenges framework.  On July 1, 2020, Eversource filed comments generally supporting the NOPR.

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

Base Distribution Rates:  In Connecticut, electric, natural gas and water utilities serving more than seventy-five thousand customers are required to file a distribution rate case within four years of the last rate case. PURA can elect to convene a general rate hearing at an interval of less than four years unless prohibited from doing so by an agency decision or other law. CL&P's and Yankee Gas' base distribution rates were each established in 2018 PURA-approved rate case settlement agreements. On October 27, 2021, PURA approved a settlement agreement for CL&P that included a current base distribution rate freeze until no earlier than January 1, 2024. The approval of the settlement agreement satisfied the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

On March 15, 2023, PURA issued a final decision that rejected Aquarion Water Company of Connecticut’s (AWC-CT) application with PURA to amend its existing rate schedules. AWC-CT filed an appeal on the decision and on May 25, 2023, the State of Connecticut Superior Court granted a permanent stay of certain orders affecting base rates, which will keep existing rates in place until the appeal is completed. For further information, see "Regulatory Developments and Rate Matters - Connecticut," below.

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

In New Hampshire, PSNH's base distribution rates were established in a December 2020 NHPUC-approved rate case settlement agreement. Aquarion's base distribution rates were established in a July 2022 NHPUC-approved rate case settlement agreement, with a single step adjustment approved on January 19, 2023. Rates were effective March 1, 2023.

Rate Reconciling Mechanisms: The Eversource electric distribution companies obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  CL&P, NSTAR Electric and PSNH enter into full requirements energy supply procurement contracts for its customers that choose to purchase power from the electric distribution company (standard offer, basic service or default energy service, respectively). The natural gas distribution companies procure natural gas for firm and seasonal customers. These energy supply and natural gas supply procurement costs are recovered from customers in supply rates that are approved by the respective state regulatory commission.  The rates are reset periodically (every six months for electric residential customers) and are fully reconciled to their costs.  New energy supply rates for residential customers are established effective July 1st at CL&P and NSTAR Electric and effective August 1st at PSNH. Each electric and natural gas distribution company fully recovers its energy supply costs through approved regulatory rate mechanisms on a timely basis and, therefore, such costs have no impact on earnings. Increases or decreases in energy supply retail rates result in corresponding fluctuations in both energy supply procurement revenues and purchased power or purchased natural gas expenses on the statements of income.

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

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance based regulation (PBR) for electric distribution companies. PURA is conducting the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of PBR elements for further exploration and potential implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning with final decisions expected in 2025.

On November 16, 2023, PURA issued a straw proposal in the first reopener that focused on revenue adjustment mechanisms. The proposal outlines potential additions and reforms to the current revenue adjustment mechanisms, such as multi-year rate plans, earnings sharing mechanisms and the revenue decoupling mechanism, which would apply at the time of CL&P’s next distribution rate case. The straw proposal is not authoritative and technical sessions are continuing prior to a final decision. PURA is expected to issue a straw proposal in the second reopener focusing on performance incentive mechanisms (PIMs) in the first quarter of 2024. The three reopener dockets continue to progress through the Phase 2 process. We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Storm Filing: On December 22, 2023, CL&P initiated a docket seeking a prudency review of approximately $634 million of catastrophic storm costs for twenty-four weather events from January 1, 2018 to December 31, 2021. In the filing, CL&P requested PURA establish a rate to collect $50 million annually from customers from the date of the final decision in this proceeding. This rate would be effective until the next distribution rate case and would replenish the under-collected storm reserve and reduce future carrying charges for customers.

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for an Amended EDC Advanced Metering Infrastructure Proposal. On November 8, 2021, CL&P submitted an Amended Proposal in response to this request with an updated schedule for the years 2022 through 2028, which included additional information as required by PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. On January 3, 2024, PURA issued a final decision regarding CL&P’s Advanced Metering Infrastructure investment and implementation plan, which CL&P most recently estimated at $766.4 million for capital costs and one-time operating expenses. In CL&P’s view, the final decision does not provide a reasonable path for cost recovery and delays implementation by a year. In addition, the final decision modifies the prudence standard for recovery of costs expended on the project, improperly linking recovery to outcomes not known at the outset of the project. On January 18, 2024, CL&P submitted a motion for reconsideration to PURA asking that the agency modify these aspects of the decision.

Termination of Park City Wind’s Power Purchase Agreement with CL&P: On October 2, 2023, Park City Wind LLC and CL&P signed an agreement to terminate the Park City Wind offshore wind generation PPA, at the request of Park City Wind LLC. The termination agreement was effective on October 13, 2023, the date of PURA approval. In October 2023, Park City Wind LLC paid a termination payment of $12.9 million to CL&P resulting from the termination of the PPA, which CL&P will return to customers.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a base distribution rate decrease of $2.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and requested a stay of the decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay and on May 25, 2023 granted a permanent stay of certain orders affecting base rates, which will keep existing rates in place until the appeal is completed. The stay included the condition that AWC-CT place any revenue received from customers above the rates and amounts authorized in the March 15, 2023 decision in a separate, interest bearing account until further order. A hearing on the merits of the appeal was held on January 11, 2024. A decision from the State of Connecticut Superior Court is pending.

Massachusetts:

NSTAR Electric Distribution Rates: On November 30, 2022, the DPU issued its decision in the NSTAR Electric distribution rate case and approved a base distribution rate increase of $64 million effective January 1, 2023.

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. NSTAR Electric submitted its first annual PBR Adjustment filing on September 15, 2023 and on December 26, 2023, the DPU approved a $104.9 million increase to base distribution rates effective January 1, 2024. The base distribution rate increase was comprised of a $50.6 million inflation-based adjustment and a $54.3 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement.

NSTAR Electric’s Electric Sector Modernization Plan (ESMP) Filing: Massachusetts state law requires the electric distribution companies to file a comprehensive distribution system plan by January 29, 2024, to proactively upgrade the distribution system (and, where applicable, the associated transmission system) to: (i) improve grid reliability, communications and resiliency; (ii) enable increased, timely adoption of renewable energy and distributed energy resources; (iii) promote energy storage and electrification technologies necessary to decarbonize the environment and economy; (iv) prepare for future climate-driven impacts on the transmission and distribution systems; (v) accommodate increased transportation electrification, increased building electrification and other potential future demands on distribution and, where applicable, the transmission system; and (vi) minimize or mitigate impacts on Massachusetts ratepayers, thereby helping the state realize its statewide greenhouse gas emissions limits and sublimits under the law. On January 29, 2024, NSTAR Electric filed its ESMP with the DPU. NSTAR Electric’s plan meets these requirements by providing a comprehensive view of all the investments required to build a safer, more reliable, more resilient electric distribution system taking into account the needs of environmental justice communities. For the five-year period from 2025 through 2029, the proposed incremental capital investment is $608 million and the incremental expense amount is $211 million. The DPU must approve, approve with modification, or reject the ESMP filing within seven months after filing.

Termination of SouthCoast Wind’s Power Purchase Agreements with NSTAR Electric: On August 28, 2023, SouthCoast Wind Energy LLC and NSTAR Electric signed agreements to terminate three SouthCoast Wind offshore wind generation PPAs, at the request of SouthCoast Wind Energy LLC. The termination agreements were effective on September 29, 2023, the date of DPU approval. In October 2023, SouthCoast Wind Energy, LLC paid a termination payment totaling $32.5 million to NSTAR Electric resulting from the termination of the PPAs, which NSTAR Electric will return to customers.

Termination of Commonwealth Wind’s Power Purchase Agreement with NSTAR Electric: On July 13, 2023, Commonwealth Wind, LLC and NSTAR Electric signed an agreement to terminate the Commonwealth Wind offshore wind generation PPA, at the request of Commonwealth Wind, LLC. The termination agreement was effective on August 23, 2023, the date of DPU approval. In October 2023, Commonwealth Wind, LLC paid a termination payment of $25.9 million to NSTAR Electric, which NSTAR Electric will return to customers.

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. NSTAR Gas submitted its third annual PBR Adjustment filing on September 15, 2023 and on October 30, 2023, the DPU approved a $25.4 million increase to base distribution rates, of which, $15.5 million was associated with a base rate adjustment and the remainder for a prior period exogenous cost adjustment, for effect on November 1, 2023.

New Hampshire:

PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which, PSNH would acquire both jointly-owned and solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the PPAM, subject to consummation of the purchase agreement. The purchase agreement was finalized on May 1, 2023 for a purchase price of $23.3 million. Upon consummation of the purchase agreement, PSNH established a regulatory asset of $16.9 million for operation and maintenance expenses and vegetation management expenses associated with the purchased poles incurred from February 10, 2021 through April 30, 2023 that PSNH is authorized to collect through the PPAM regulatory tracking mechanism. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit recorded in Amortization expense on the PSNH statement of income in 2023.

PSNH Energy Efficiency Plan: On February 24, 2022, a state law was enacted that directed that the joint utility energy efficiency plan and programming framework in effect on January 1, 2021 be utilized going forward, including utility performance incentive payments, lost base revenue calculations, and Evaluation, Measurement, and Verification process. Additionally, the law established a process for future plan proposals, including the 2024 through 2026 triennial plan, and includes a mechanism for future rate increases based on the consumer price index.

On November 30, 2023, the NHPUC approved a three-year joint utility energy efficiency plan for 2024 through 2026, of which, $158 million is the PSNH program budget over the next three years. Additionally, on December 22, 2023, the NHPUC approved the annual LBR rate for 2024, allowing PSNH to recover approximately $14 million in revenue that would have been collected if not for the implementation of energy efficiency measures.

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

The Act also makes prospective adjustments to the timing and procedures used in the retail rate setting process, including (1) requiring additional procedural steps to be satisfied for proposed settlements of cases; (2) increasing the deadline to issue a final decision on an application from a water company to amend base rates from 200 days to 270 days; (3) authorizing PURA to elect to evaluate if rates should be reduced on an interim basis if a utility earns an ROE that exceeds its authorized ROE by 50 basis points over a rolling 12-month period ending with the two most recent consecutive financial quarters (instead of the current standard of 100 basis points); and (4) authorizing PURA to elect to convene a general rate hearing at an interval of less than four years unless prohibited from doing so by an agency decision or other law. The Act is prospective, not retroactive and therefore, does not change obligations or rate provisions established by settlements implemented prior to the Act.

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

We believe that the operations of each of our regulated companies currently satisfy the criteria for application of regulatory accounting. If events or circumstances should change in a future period so that those criteria are no longer satisfied, we would be required to eliminate any associated regulatory assets and liabilities and the impact would be recognized in the statement of income and may result in a material adverse effect on results of operations and financial condition.

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

We use judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements. The ultimate outcome of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Established rates are also often subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed. Storm restoration and pre-staging costs are subject to prudency reviews from our regulators. We have $1.75 billion of deferred storm costs that either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review as of December 31, 2023. Tropical Storm Isaias resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2023. While it is possible that some amount of the Tropical Storm Isaias costs may be disallowed by PURA, any such amount cannot be estimated at this time. We believe that our storm restoration costs were prudently incurred, meet the criteria for cost recovery and are probable of recovery.

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

Expected Long-Term Rate of Return on Plan Assets Assumption:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2023, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service Pension and PBOP plans.  For the forecasted 2024 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service Pension and PBOP plans will be used reflecting our target asset allocations.

Discount Rate Assumptions:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2023, the discount rates used to determine the funded status were within a range of 4.9 percent to 5.0 percent for the Pension and SERP Plans, and 5.0 percent to 5.2 percent for the PBOP Plans.  As of December 31, 2022, the discount rates used were within a range of 5.1 percent to 5.2 percent for the Pension and SERP Plans, and 5.2 percent for the PBOP Plans.  The decrease in the discount rates used to calculate the funded status resulted in an increase to the Pension and SERP Plans’ projected benefit obligation of $98.9 million and an increase to the PBOP Plans' projected benefit obligation of $12.0 million as of December 31, 2023.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2023 expense were within a range of 4.9 percent to 5.3 percent for the Pension and SERP Plans, and within a range of 5.1 percent to 5.4 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. In 2023, our mortality assumption utilized the Society of Actuaries base mortality tables (Pri-2012), adjusted to reflect Eversource’s own mortality experience, and projected generationally using the MP-2021 improvement scale.

Compensation/Progression Rate Assumptions:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants will receive in the future.  As of December 31, 2023 and 2022, the compensation/progression rates used to determine the funded status were within a range of 3.5 percent to 4.0 percent.

Health Care Cost Assumptions: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2023, for the Aquarion PBOP Plan, the health care trend rate used to determine the funded status for pre-65 retirees is 6.75 percent, with an ultimate rate of 5 percent in 2031, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Actuarial Gains and Losses:  Actuarial gains and losses represent the differences between actuarial assumptions and actual information or updated assumptions. Unamortized actuarial gains or losses arising at the December 31st measurement date are primarily from differences in actual investment performance compared to our expected return and changes in the discount rate assumption. The Eversource Service Pension and PBOP Plans use the corridor approach to determine the amount of gain or loss to amortize into net periodic benefit expense/income. The corridor approach defers all actuarial gains and losses arising at remeasurement and the net unrecognized actuarial gain or loss balance is amortized as a component of expense if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the market value of the plan’s assets or the projected benefit obligation. The amount of net unrecognized actuarial gain or loss in excess of the 10 percent corridor is amortized to expense over the estimated average future employee service period. For the Eversource Service Pension Plan, the net actuarial gain or loss is amortized as a component of expense over the estimated average future employee service period of seven years. For the Eversource Service PBOP Plan, the net unrecognized actuarial gain or loss was within the 10 percent corridor and therefore there was no amortization to expense during 2023.

A decrease in the discount rate used to determine our pension funded status would increase our projected benefit obligation at December 31st, resulting in a higher unamortized actuarial loss to be recognized in future years’ pension expense, subject to exceeding the 10 percent corridor. A decrease in the discount rate at December 31st would also result in a decrease in the interest cost component and an increase in the service cost component of the subsequent year’s benefit plan expense.

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

Net Periodic Benefit Expense/Income: Pension, SERP and PBOP expense/income is determined by our actuaries and consists of service cost and prior service cost/credit, interest cost based on the discounting of the obligations, amortization of actuarial gains and losses, and the expected return on plan assets. For the Pension and SERP Plans, pre-tax net periodic benefit income was $108.4 million and $181.6 million for the years ended December 31, 2023 and 2022, respectively, and there was pre-tax net periodic benefit expense of $23.6 million for the year ended December 31, 2021.  For the PBOP Plans, pre-tax net periodic benefit income was $57.3 million, $79.8 million and $60.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The change in pension, SERP and PBOP expense/income arising from the annual remeasurement does not fully impact earnings. Our Massachusetts utilities recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year, therefore the change in their pension and PBOP expense does not impact earnings. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension expenses, therefore the change in their pension expense does not impact earnings. Any differences between the fixed level of PBOP expense included in our formula rate and the PBOP expense calculated in accordance with authoritative accounting guidance is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. Additionally, the portion of our pension and PBOP expense that relates to company labor devoted to capital projects is capitalized on the balance sheet instead of being charged to expense.

Forecasted Expense/Income and Expected Contributions:  We estimate that net periodic benefit income in 2024 for the Pension and SERP Plans will be approximately $90 million and for the PBOP Plans will be approximately $65 million. The decrease in pension income from 2023 to 2024 is driven primarily by higher amortization of actuarial loss due to unrecognized actuarial loss arising in 2023, partially offset by the absence in 2024 of a 2023 SERP settlement charge and a decrease in the interest cost component due to a lower discount rate. The increase in PBOP income from 2023 to 2024 is driven primarily by favorable expected return on assets due to a higher asset balance and a decrease in the interest cost component due to a lower discount rate. For the PBOP Plans, there is no amortization of actuarial loss in 2024. Pension, SERP and PBOP expense/income for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements. Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Eversource Service Pension Plan in 2024 and we do not expect to make pension contributions in 2024. It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2024.

Sensitivity Analysis:  The following table illustrates the hypothetical effect on reported annual net periodic benefit income as a result of a change in the following assumptions by 50 basis points:

	Pension Plans (excluding SERP Plans)		PBOP Plans
	Decrease in Plan Income		Decrease in Plan Income
(Millions of Dollars)	For the Years Ended December 31,		For the Years Ended December 31,
Eversource	2023	2022	2023	2022
Lower expected long-term rate of return	$29.1	$32.5	$0.2	$5.6
Lower discount rate	24.7	32.6	4.7	1.7
Higher compensation rate	8.1	7.6	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions, all of which totaled $4.53 billion as of December 31, 2023. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2023, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, $451 million to Natural Gas Distribution and $961 million to Water Distribution.

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

We performed an impairment assessment of goodwill as of October 1, 2023 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units. Our qualitative assessment included an evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

The 2023 goodwill impairment assessment resulted in a conclusion that goodwill is not impaired. We believe that the fair value of the reporting units was substantially in excess of carrying value. Adverse regulatory actions, changes in the regulatory and political environment, or changes in significant assumptions could potentially result in future goodwill impairment indicators.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and other assets, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. An impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The review of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows. If indicators are present for a long-lived asset or asset group, a comparison of the undiscounted expected future cash flows to the carrying value is performed. No impairments occurred during the year 2023.

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

Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

In connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline was other-than-temporary. The impairment evaluations involved judgments in developing the estimate and timing of future cash flows, including key judgments in determining the most likely outcome of the projects, the likelihood of realization of investment tax credit adders, and the likelihood of future spending amounts and cost overruns, as well as potential cancellation costs and salvage values of Sunrise Wind assets. The assumptions used in the discounted cash flow analyses are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could materially change the impairment charges. The impairment evaluations were based on best information available at the impairment assessment date.

Management will continue to monitor and evaluate all facts and circumstances in the offshore wind sales process and the impact on its investment balance. Adverse changes in facts and circumstances of estimates and timing of future cash flows and the factors described above could result in the recognition of additional, significant impairment charges and could be material to the financial statements. See Note 6, “Investments in Unconsolidated Affiliates,” to the financial statements for further information on the impairments to Eversource’s offshore wind equity method investments carrying value.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Increase/(Decrease)
Operating Revenues	$11,910.7	$12,289.3	$(378.6)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	5,168.2	5,014.1	154.1
Operations and Maintenance	1,895.7	1,865.3	30.4
Depreciation	1,305.8	1,194.2	111.6
Amortization	(490.1)	448.9	(939.0)
Energy Efficiency Programs	691.4	658.0	33.4
Taxes Other Than Income Taxes	940.4	910.6	29.8
Total Operating Expenses	9,511.4	10,091.1	(579.7)
Operating Income	2,399.3	2,198.2	201.1
Interest Expense	855.4	678.3	177.1
Impairments of Offshore Wind Investments	2,167.0	—	2,167.0
Other Income, Net	348.1	346.1	2.0
(Loss)/Income Before Income Tax Expense	(275.0)	1,866.0	(2,141.0)
Income Tax Expense	159.7	453.6	(293.9)
Net (Loss)/Income	(434.7)	1,412.4	(1,847.1)
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net (Loss)/Income Attributable to Common Shareholders	$(442.2)	$1,404.9	$(1,847.1)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage Decrease
	2023	2022		2023	2022		2023	2022
Traditional	7,590	7,764	(2.2)%	—	—	—%	1,488	1,857	(19.9)%
Decoupled	41,978	43,493	(3.5)%	142,328	152,291	(6.5)%	23,129	23,154	(0.1)%
Total Sales Volumes	49,568	51,257	(3.3)%	142,328	152,291	(6.5)%	24,617	25,011	(1.6)%
Weather, fluctuations in energy supply rates, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage and water consumption. Industrial sales volumes are less sensitive to temperature variations than residential and commercial sales volumes. In our service territories, weather impacts both electric and water sales volumes during the summer and both electric and natural gas sales volumes during the winter; however, natural gas sales volumes are more sensitive to temperature variations than electric sales volumes. Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

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

Operating Revenues: The variance in Operating Revenues by segment in 2023, as compared to 2022, is as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$(431.8)
Natural Gas Distribution	6.1
Electric Transmission	107.2
Water Distribution	10.0
Other	201.1
Eliminations	(271.2)
Total Operating Revenues	$(378.6)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $36.6 million due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2023.

•Base natural gas distribution revenues increased $18.5 million due primarily to base distribution rate increases effective November 1, 2023 and November 1, 2022 at NSTAR Gas and effective November 1, 2022 at EGMA.

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

Tracked distribution revenues increased/(decreased) in 2023, as compared to 2022, due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$506.4	$(153.5)
CL&P FMCC	(330.1)	—
Retail transmission	(80.9)	—
Energy efficiency	2.3	38.1
Other distribution tracking mechanisms	(11.4)	36.7
Wholesale Market Sales Revenue	(565.9)	65.9

The increase in energy supply procurement within electric distribution was driven by higher average prices, partially offset by lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution was driven by lower average prices and lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission" expense below.

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

The decrease in electric distribution wholesale market sales revenue was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $36.60 per MWh in 2023, as compared to $82.88 per MWh in 2022, driven primarily by lower natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $107.2 million due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power, Purchased Natural Gas and Transmission expense in 2023, as compared to 2022, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Energy supply procurement costs	$495.3
Other electric distribution costs	(68.7)
Natural gas supply costs	(113.9)
Transmission costs	(87.1)
Eliminations	(71.5)
Total Purchased Power, Purchased Natural Gas and Transmission	$154.1

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The decrease in other electric distributions costs was primarily the result of a decrease in long-term renewable contract costs and lower net metering costs at NSTAR Electric, partially offset by higher long-term contractual energy-related costs at CL&P that are recovered in the non-bypassable component of the FMCC mechanism, and by higher net metering costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs decreased due primarily to lower average prices and lower average purchased supply volumes, partially offset by an increase in the retail cost deferral.

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

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2023, as compared to 2022, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Shared corporate costs (including IT system depreciation at Eversource Service)	$41.4
Storm costs	13.3
Uncollectible expense	5.1
General costs (including vendor services in corporate areas, insurance, fees and assessments)	4.7
Absence in 2023 of energy assistance program as part of CL&P rate relief plan	(10.0)
Employee-related expenses, including labor and benefits	(9.2)
Operations-related expenses (including vegetation management, vendor services and vehicles)	(7.8)
Total Base Electric Distribution (Non-Tracked Costs)	37.5
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase due primarily to higher uncollectible expense and higher funding of NSTAR Electric storm reserve as part of January 1, 2023 rate change, partially offset by lower pension tracking mechanism at NSTAR Electric	44.7
Total Electric Distribution and Electric Transmission	82.2
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense and shared corporate costs, partially offset by lower employee-related expenses	6.5
Tracked Costs	(0.1)
Total Natural Gas Distribution	6.4
Water Distribution	4.8
Parent and Other Companies and Eliminations:
Eversource Parent and Other Companies - other operations and maintenance	158.8
Transaction and Transition Costs	(17.8)
Eliminations	(204.0)
Total Operations and Maintenance	$30.4

Depreciation expense increased due primarily to higher net plant in service balances, partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023 at NSTAR Electric.

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

Amortization decreased due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the CL&P FMCC mechanism was driven primarily by the November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-bypassable FMCC retail rate decreased the regulatory over-recovery balance and created an under-recovery balance as of December 31, 2023, which resulted in a decrease to amortization expense of $802.3 million. The decrease was also driven by the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the statement of income in 2023.

The decrease was partially offset by the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 at NSTAR Electric and effective November 1, 2022 at NSTAR Gas and EGMA, and an unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing that resulted in an increase to amortization expense of $9.0 million recorded in 2023.

Energy Efficiency Programs expense increased due primarily to the deferral adjustment and the timing of the recovery of energy efficiency costs at NSTAR Gas and EGMA, partially offset by a decrease at NSTAR Electric. The deferral adjustment reflects the actual costs of energy efficiency programs compared to the amounts billed to customers. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased due primarily to higher employment-related taxes based on the timing of payroll pay periods, higher property taxes as a result of higher assessments and higher utility plant balances, and higher Connecticut gross earnings taxes.

Interest Expense increased due primarily to an increase in interest on long-term debt as a result of new debt issuances ($200.3 million), an increase in interest on short-term notes payable ($43.8 million), higher amortization of debt discounts and premiums, net ($2.7 million), and an increase in interest expense on regulatory deferrals ($1.3 million), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($63.1 million), and a decrease in RRB interest expense ($1.3 million).

Impairments of Offshore Wind Investments relates to impairment charges in the second and fourth quarters of 2023 associated with Eversource’s offshore wind equity method investments resulting from the expected sale of the 50 percent interests in three jointly-owned offshore wind projects. See "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Income, Net increased due primarily to an increase in interest income primarily from regulatory deferrals ($43.7 million) and an increase in capitalized AFUDC related to equity funds ($30.8 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($86.9 million), a loss on the disposition of land in 2023 compared to gains on the sales of property in 2022 ($9.0 million), a decrease in equity in earnings related to Eversource’s equity method investments ($7.4 million), and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($6.8 million). Other Income, Net also increased due to a benefit in 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in 2023.

Income Tax Expense decreased due primarily to lower pre-tax earnings ($449.6 million), lower state taxes ($3.4 million), a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.4 million), an increase in amortization of EDIT ($2.4 million), and lower return to provision adjustments ($66.7 million), partially offset by lower share-based payment excess tax benefits ($2.6 million), and an increase in reserves ($233.0 million) primarily related to the impairment of Eversource’s offshore wind investment valuation allowance reserve of $224.0 million and $8.8 million relating to an uncertain tax position.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)	2023	2022	Increase/ (Decrease)
Operating Revenues	$4,578.8	$4,817.7	$(238.9)	$3,515.5	$3,583.1	$(67.6)	$1,447.9	$1,474.8	$(26.9)
Operating Expenses:
Purchased Power and Transmission	2,612.9	2,110.3	502.6	1,154.0	1,264.8	(110.8)	605.0	665.5	(60.5)
Operations and Maintenance	733.3	707.2	26.1	668.5	640.8	27.7	284.4	256.0	28.4
Depreciation	376.9	355.5	21.4	372.6	362.0	10.6	140.4	128.0	12.4
Amortization of Regulatory (Liabilities)/Assets, Net	(500.3)	335.6	(835.9)	16.1	83.9	(67.8)	(16.3)	42.9	(59.2)
Energy Efficiency Programs	133.5	134.2	(0.7)	325.6	332.3	(6.7)	39.6	37.4	2.2
Taxes Other Than Income Taxes	401.1	384.7	16.4	256.1	246.7	9.4	93.9	95.3	(1.4)
Total Operating Expenses	3,757.4	4,027.5	(270.1)	2,792.9	2,930.5	(137.6)	1,147.0	1,225.1	(78.1)
Operating Income	821.4	790.2	31.2	722.6	652.6	70.0	300.9	249.7	51.2
Interest Expense	193.4	169.4	24.0	189.2	162.9	26.3	72.8	59.5	13.3
Other Income, Net	61.6	83.3	(21.7)	164.1	142.7	21.4	26.6	32.7	(6.1)
Income Before Income Tax Expense	689.6	704.1	(14.5)	697.5	632.4	65.1	254.7	222.9	31.8
Income Tax Expense	170.9	171.2	(0.3)	153.0	140.0	13.0	59.0	51.3	7.7
Net Income	$518.7	$532.9	$(14.2)	$544.5	$492.4	$52.1	$195.7	$171.6	$24.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2023	2022	Decrease	Percentage Decrease
CL&P	19,577	20,560	(983)	(4.8)%
NSTAR Electric	22,401	22,933	(532)	(2.3)%
PSNH	7,590	7,764	(174)	(2.2)%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $238.9 million at CL&P, $67.6 million at NSTAR Electric, and $26.9 million at PSNH in 2023, as compared to 2022.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $37.4 million due primarily to a base distribution rate increase effective January 1, 2023.
•PSNH's distribution revenues decreased $0.8 million due primarily to a decrease in sales volumes as a result of milder weather in 2023 compared to 2022, partially offset by a base distribution rate increase effective August 1, 2022.

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

The variance in tracked distribution revenues in 2023, as compared to 2022, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$442.8	$119.8	$(56.2)
CL&P FMCC	(330.1)	—	—
Retail transmission	40.4	(100.7)	(20.6)
Other distribution tracking mechanisms	22.0	(61.6)	30.5
Wholesale Market Sales Revenue	(444.6)	(83.2)	(38.1)

The increase in energy supply procurement at CL&P and NSTAR Electric was driven by higher average prices, partially offset by lower average supply-related sales volumes. The decrease in energy supply procurement at PSNH was driven by lower average supply-related sales volumes, partially offset by higher average prices. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission" expense below.

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

The decrease in wholesale market sales revenue was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $36.60 per MWh in 2023, as compared to $82.88 per MWh in 2022, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $21.9 million at CL&P, $36.1 million at NSTAR Electric and $49.2 million at PSNH due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations increased revenues by $8.6 million at CL&P and $2.9 million at PSNH and decreased revenues by $18.2 million at NSTAR Electric.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense in 2023, as compared to 2022, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$437.2	$117.6	$(59.5)
Other electric distribution costs	22.6	(109.6)	18.3
Transmission costs	35.7	(100.8)	(22.0)
Eliminations	7.1	(18.0)	2.7
Total Purchased Power and Transmission	$502.6	$(110.8)	$(60.5)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at CL&P is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, at NSTAR Electric is due to a decrease in long-term renewable contract costs and lower net metering costs, and at PSNH is due primarily to higher net metering costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P was due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. These increases were partially offset by a decrease in costs billed by ISO-NE that support regional grid investments.
•The decrease in transmission costs at NSTAR Electric and PSNH was due primarily to a decrease resulting from the retail transmission cost deferral and a decrease in costs billed by ISO-NE. These decreases were partially offset by an increase in Local Network Service charges.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2023, as compared to 2022, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Shared corporate costs (including IT system depreciation at Eversource Service)	$14.2	$22.5	$4.7
Storm costs	17.4	(0.8)	(3.3)
General costs (including vendor services in corporate areas, insurance, fees and assessments)	6.6	0.2	(2.1)
Absence in 2023 of energy assistance program as part of CL&P rate relief plan	(10.0)	—	—
Employee-related expenses, including labor and benefits	(5.3)	(5.2)	1.3
Operations-related expenses (including vegetation management, vendor services and vehicles)	(4.7)	3.3	(6.4)
Uncollectible expense	(4.5)	4.5	5.1
Total Base Electric Distribution (Non-Tracked Costs)	13.7	24.5	(0.7)
Total Tracked Costs	12.4	3.2	29.1
Total Operations and Maintenance	$26.1	$27.7	$28.4

Depreciation expense increased for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances. The increase at NSTAR Electric was partially offset by a decrease in approved depreciation rates as part of the rate case decision effective January 1, 2023.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory (Liabilities)/Assets, Net is due primarily to the following:

•The decrease at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The decrease in the FMCC mechanism was driven primarily by the CL&P November 2022 rate relief plan, which reduced the non-bypassable FMCC rate effective January 1, 2023. The reduction in the CL&P non-

bypassable FMCC retail rate decreased the regulatory over-recovery balance and created an under-recovery balance as of December 31, 2023, which resulted in a decrease to amortization expense of $802.3 million.
•The decrease at NSTAR Electric was due to the deferral adjustment of energy-related costs and other tracked costs, partially offset by an increase due to the amortization of historical exogenous property taxes that were approved for recovery effective January 1, 2023 in the November 2022 NSTAR Electric distribution rate case decision.
•The decrease at PSNH was due to the deferral adjustment of energy-related and other tracked costs, as well as the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. The variance in Energy Efficiency Programs expense is due primarily to the following:

•The decrease at NSTAR Electric was due to the deferral adjustment, which reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, and the timing of the recovery of energy efficiency costs.
•The increase at PSNH was due to the deferral adjustment and the timing of the recovery of energy efficiency costs.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increase at CL&P was related to higher Connecticut gross earnings taxes, higher employment-related taxes based on the timing of payroll pay periods, and higher property taxes as a result of higher utility plant balances.
•The increase at NSTAR Electric was due to higher property taxes as a result of higher assessments and higher utility plant balances and higher employment-related taxes based on the timing of payroll pay periods.
•The decrease at PSNH was due to lower property taxes as a result of lower assessments accompanied by lower mill rates, partially offset by an increase due to higher employment-related taxes based on the timing of payroll pay periods.

Interest Expense - the variance is due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt ($23.2 million) and higher interest on short-term notes payable ($9.5 million), partially offset by a decrease in interest expense on regulatory deferrals ($4.6 million), an increase in capitalized AFUDC related to debt funds ($2.9 million), and lower amortization of debt discounts and premiums, net ($0.3 million).
•The increase at NSTAR Electric was due primarily to higher interest on long-term debt ($16.0 million), higher interest on short-term notes payable ($10.1 million), and an increase in interest expense on regulatory deferrals ($8.0 million), partially offset by an increase in capitalized AFUDC related to debt funds ($6.5 million).
•The increase at PSNH was due primarily to higher interest on long-term debt ($17.4 million) and higher interest on short-term notes payable ($5.4 million), partially offset by an increase in capitalized AFUDC related to debt funds ($4.7 million), a decrease in interest expense on regulatory deferrals ($3.7 million), and a decrease in RRB interest expense ($1.3 million).

Other Income, Net - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($29.5 million) and an increase in investment losses driven by market volatility ($1.1 million), partially offset by an increase in capitalized AFUDC related to equity funds ($6.4 million) and an increase in interest income primarily on regulatory deferrals ($2.5 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($29.9 million) and an increase in capitalized AFUDC related to equity funds ($21.1 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($28.1 million) and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($1.4 million).
•The decrease at PSNH was due primarily to a decrease related to pension, SERP and PBOP non-service income components ($10.6 million) and investment losses in 2023 compared to investment income in 2022 driven by market volatility ($0.9 million), partially offset by an increase in capitalized AFUDC related to equity funds ($2.9 million) and an increase in interest income primarily on regulatory deferrals ($2.2 million).

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($3.0 million), lower state taxes ($3.0 million), an increase in amortization of EDIT ($1.3 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.4 million), partially offset by higher return to provision adjustments ($7.3 million), lower share-based payment excess tax benefits ($0.9 million), and an increase in valuation allowances ($0.2 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($13.7 million), higher state taxes ($1.6 million), lower share-based payment excess tax benefits ($1.0 million), and a decrease in amortization of EDIT ($0.8 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.1 million).

•The increase at PSNH was due primarily to higher pre-tax earnings ($6.7 million), higher state taxes ($1.6 million), and a decrease in amortization of EDIT ($0.9 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million), and lower return to provision adjustments ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings decreased $14.2 million in 2023, as compared to 2022, due primarily to higher operations and maintenance expense, higher interest expense, higher depreciation expense, lower pension income, a higher effective tax rate, and higher property and other tax expense. The earnings decrease was partially offset by higher earnings from its capital tracking mechanism due to increased electric system improvements.

NSTAR Electric's earnings increased $52.1 million in 2023, as compared to 2022, due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2023, an increase in transmission earnings driven by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income. The earnings increase was partially offset by higher operations and maintenance expense, higher property and other tax expense, higher interest expense, and higher depreciation expense.

PSNH's earnings increased $24.1 million in 2023, as compared to 2022, due primarily to an increase in transmission earnings driven by a higher transmission rate base and the impact of a new regulatory tracking mechanism at PSNH that allows for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023. The earnings increase was partially offset by higher interest expense, higher depreciation expense, and lower pension income.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $449.6 million in 2023, as compared to $869.6 million in 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven primarily by the timing of collections for the non-bypassable FMCC, the SBC and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, and an $8.9 million increase in cost of removal expenditures. In 2023, CL&P increased the flow back to customers of net revenues generated by long-term state-approved energy contracts by providing these credits to customers through the non-bypassable FMCC retail rate. The reduction in the non-bypassable FMCC retail rate decreased the regulatory over-recovery balance and created an under-recovery balance as of December 31, 2023, which resulted in a decrease to amortization expense of $802.3 million in 2023, as compared to 2022, and is presented as a cash outflow in Amortization of Regulatory (Liabilities)/Assets on the statement of cash flows. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $161.7 million increase in operating cash flows due to income tax refunds received in 2023 compared to income tax payments in 2022, the timing of cash collections on our accounts receivable, the absence in 2023 of $72.0 million of customer credits distributed in 2022 as a result of the October 2021 settlement agreement and the 2021 storm performance penalty for CL&P’s response to Tropical Storm Isaias, a $32.4 million decrease in cash payments to vendors for storm costs, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $713.6 million in 2023, as compared to $771.5 million in 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including transmission and net metering, the timing of other working capital items, the timing of cash collections on our accounts receivable, an $11.0 million increase in cost of removal expenditures, and a $7.5 million increase in income tax payments made. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These unfavorable impacts were partially offset by the absence in 2023 of $76.3 million of payments in 2022 related to withheld property taxes, a $59.1 million decrease in cash payments to vendors for storm costs, the absence in 2023 of pension contributions of $15.0 million made in 2022, and the timing of cash payments made on our accounts payable.

PSNH had cash flows provided by operating activities of $32.0 million in 2023, as compared to $361.5 million in 2022.  The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including energy supply, stranded costs, retail transmission and wholesale transmission, the timing of cash payments made on our accounts payable, a $118.2 million increase in cash payments to vendors for storm costs, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory (Liabilities)/Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $118.2 million increase in operating cash flows due to income tax refunds received in 2023 compared to income tax payments in 2022, and the timing of cash collections on our accounts receivable.

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

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates.  As of December 31, 2023, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2023, our regulated companies held collateral (letters of credit or cash) of $32.0 million from counterparties related to our standard service contracts. As of December 31, 2023, Eversource had $28.7 million of cash posted with ISO-NE related to energy transactions.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2023.

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
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
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Investments in Unconsolidated Affiliates – Impact of Offshore Wind Impairment and Offshore Wind Divestiture - Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

Eversource’s offshore wind business includes 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC, which collectively hold three offshore wind projects. North East Offshore holds the Revolution Wind project and the Sunrise Wind project. South Fork Class B Member, LLC holds the South Fork Wind project. Eversource’s offshore wind business also includes a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A shares. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

In the second quarter of 2023, the Company announced that it had completed the strategic review of its offshore wind investments and determined that it would continue to pursue the sale of its offshore wind investments. The Company also entered into a purchase and sale agreement with Ørsted for its 50% interest in an uncommitted lease area and committed to provide tax equity for the South Fork Wind project through a new tax equity ownership interest. In connection with the conclusion of the strategic review, Eversource evaluated its aggregate investment in the projects, uncommitted lease area, and other related capitalized costs and determined that the carrying value of the equity method offshore wind investment exceeded the fair value of the investment and that the decline was other-than-temporary. The estimate of fair value was based on the expected sale price of the Company’s 50 percent interest in the three contracted projects based on the most recent bid value, the sale price of the uncommitted lease area included in the purchase and sale agreement, expected investment tax credits and potential investment tax credit adder amounts, the value of the tax equity ownership interest, and the expectation of a successful repricing of the Sunrise Wind Offshore Renewable Energy Credit (“OREC”) contract. As a result, the Company recognized an other-than temporary impairment charge in the second quarter of 2023.

In the fourth quarter of 2023, The New York State Public Service Commission denied Sunrise Wind’s petition to amend its OREC contract to increase the contract price to cover increased costs and inflation. Also during the fourth quarter, project construction forecasts were updated, and these new forecasts reflected additional expenditures for construction and scheduling related pressures, including the availability and increased cost of installation vessels and supply chain cost increases related to foundation fabrication. In determining the current fair value of the investments, these updated projections exceeded the previously estimated projections for construction expenditures, which resulted in a revised sales price that is now significantly lower than the previous bid value. Accordingly, the Company also recognized an other-than temporary impairment charge in the fourth quarter of 2023.

We identified the evaluation of other-than-temporary impairment charge for the offshore wind investment as a critical audit matter. It involves a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the price and the discount rate used in the discounted future cash flow method.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate used to determine fair market values and the estimates of discounted future cash flows expected from the sale of the investment.

•    We tested the effectiveness of management’s controls over impairment considerations including the aggregate investment in the projects, the sale price of the uncommitted lease area, and other related capitalized costs, as well as the discounted cash flow analysis for the offshore wind investments. We tested the effectiveness of management’s controls over the initial recognition of the impairment charge.

•    We evaluated the Company’s disclosures related to the impairment charges disclosed in the financial statements.

•    We evaluated the assumptions utilized within the discounted cash flow model used in the Company’s impairment analysis.

•    We made inquiries of management and evaluated the full impairment analysis from management that supported the other-than-temporary impairment charge in accordance with ASC 323-10-35-32A “Equity Method and Joint Ventures – Subsequent Measurement”.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 14, 2024

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2023	2022

ASSETS
Current Assets:
Cash	$53,873	$47,597
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $554,455 and $486,297 as of December 31, 2023 and 2022, respectively)	1,431,531	1,517,138
Unbilled Revenues	225,325	238,968
Materials, Supplies, Natural Gas and REC Inventory	507,307	374,395
Regulatory Assets	1,674,196	1,335,491
Prepayments and Other Current Assets	355,762	382,603
Total Current Assets	4,247,994	4,223,198
Property, Plant and Equipment, Net	39,498,607	36,112,820
Deferred Debits and Other Assets:
Regulatory Assets	4,714,970	4,242,794
Goodwill	4,532,100	4,522,632
Investments in Unconsolidated Affiliates	660,473	2,176,080
Prepaid Pension and PBOP	1,028,207	1,045,524
Marketable Securities	337,814	366,508
Other Long-Term Assets	592,080	541,344
Total Deferred Debits and Other Assets	11,865,644	12,894,882
Total Assets	$55,612,245	$53,230,900

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,930,422	$1,442,200
Long-Term Debt – Current Portion	824,847	1,320,129
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,869,187	2,113,905
Regulatory Liabilities	591,750	890,786
Other Current Liabilities	1,081,981	989,053
Total Current Liabilities	6,341,397	6,799,283
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,303,730	5,067,902
Regulatory Liabilities	4,022,923	3,930,305
Derivative Liabilities	67,999	143,929
Asset Retirement Obligations	505,844	502,713
Accrued Pension, SERP and PBOP	123,754	135,473
Other Long-Term Liabilities	961,239	888,081
Total Deferred Credits and Other Liabilities	10,985,489	10,668,403
Long-Term Debt	23,588,616	19,723,994
Rate Reduction Bonds	367,282	410,492
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,569	155,570
Common Shareholders' Equity:
Common Shares	1,799,920	1,799,920
Capital Surplus, Paid In	8,460,876	8,401,731
Retained Earnings	4,142,515	5,527,153
Accumulated Other Comprehensive Loss	(33,737)	(39,421)
Treasury Stock	(195,682)	(216,225)
Common Shareholders' Equity	14,173,892	15,473,158
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$55,612,245	$53,230,900

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS)/INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2023	2022	2021

Operating Revenues	$11,910,705	$12,289,336	$9,863,085

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	5,168,241	5,014,074	3,372,344
Operations and Maintenance	1,895,703	1,865,328	1,739,685
Depreciation	1,305,840	1,194,246	1,103,008
Amortization	(490,117)	448,892	231,965
Energy Efficiency Programs	691,344	658,051	592,775
Taxes Other Than Income Taxes	940,359	910,591	829,987
Total Operating Expenses	9,511,370	10,091,182	7,869,764
Operating Income	2,399,335	2,198,154	1,993,321
Interest Expense	855,441	678,274	582,334
Impairments of Offshore Wind Investments	2,167,000	—	—
Other Income, Net	348,069	346,088	161,282
(Loss)/Income Before Income Tax Expense	(275,037)	1,865,968	1,572,269
Income Tax Expense	159,684	453,574	344,223
Net (Loss)/Income	(434,721)	1,412,394	1,228,046
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net (Loss)/Income Attributable to Common Shareholders	$(442,240)	$1,404,875	$1,220,527

Basic (Loss)/Earnings Per Common Share	$(1.27)	$4.05	$3.55

Diluted (Loss)/Earnings Per Common Share	$(1.26)	$4.05	$3.54

Weighted Average Common Shares Outstanding:
Basic	349,580,638	346,783,444	343,972,926
Diluted	349,840,481	347,246,768	344,631,056

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Net (Loss)/Income	$(434,721)	$1,412,394	$1,228,046
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	972
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,252	(1,636)	(671)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	4,412	4,470	33,835
Other Comprehensive Income, Net of Tax	5,684	2,854	34,136
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive (Loss)/Income Attributable to Common Shareholders	$(436,556)	$1,407,729	$1,254,663

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2021	342,954,023	$1,789,092	$8,015,663	$4,613,201	$(76,411)	$(277,979)	$14,063,566
Net Income				1,228,046			1,228,046
Dividends on Common Shares - $2.41 Per Share				(828,337)			(828,337)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			3,537				3,537
Issuance of Treasury Shares	986,656		49,913			18,451	68,364
Issuance of Treasury Shares for Acquisition of New England Service Company	462,517		29,401			8,650	38,051
Other Comprehensive Income					34,136		34,136
Balance as of December 31, 2021	344,403,196	1,789,092	8,098,514	5,005,391	(42,275)	(250,878)	14,599,844
Net Income				1,412,394			1,412,394
Dividends on Common Shares - $2.55 Per Share				(883,113)			(883,113)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	2,165,671	10,828	189,077				199,905
Long-Term Incentive Plan Activity			8,335				8,335
Issuance of Treasury Shares	949,724		53,822			17,350	71,172
Capital Stock Expense			(2,847)				(2,847)
Issuance of Treasury Shares for Acquisition of The Torrington Water Company	925,264		54,830			17,303	72,133
Other Comprehensive Income					2,854		2,854
Balance as of December 31, 2022	348,443,855	1,799,920	8,401,731	5,527,153	(39,421)	(216,225)	15,473,158
Net Loss				(434,721)			(434,721)
Dividends on Common Shares - $2.70 Per Share				(942,398)			(942,398)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			1,375				1,375
Issuance of Treasury Shares	1,096,411		57,770			20,543	78,313
Other Comprehensive Income					5,684		5,684
Balance as of December 31, 2023	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Activities:
Net (Loss)/Income	$(434,721)	$1,412,394	$1,228,046
Adjustments to Reconcile Net (Loss)/Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,305,840	1,194,246	1,103,008
Deferred Income Taxes	85,405	346,779	347,056
Uncollectible Expense	72,468	61,876	60,886
Pension, SERP and PBOP Income, Net	(90,706)	(160,857)	(14,693)
Pension and PBOP Contributions	(6,860)	(83,148)	(182,344)
Regulatory Under Recoveries, Net	(151,548)	(205,294)	(314,211)
(Customer Credits)/Reserve at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	—	(72,041)	81,274
Amortization	(490,117)	448,892	231,965
Cost of Removal Expenditures	(315,699)	(303,755)	(242,130)
Payment in 2022 of Withheld Property Taxes	—	(78,446)	—
Impairments of Offshore Wind Investments	2,167,000	—	—
Other	(53,026)	(39,192)	(64,640)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(124,393)	(470,593)	(135,505)
Taxes Receivable/Accrued, Net	36,357	18,358	(110,621)
Accounts Payable	(287,637)	377,657	(29,201)
Other Current Assets and Liabilities, Net	(66,202)	(45,583)	3,710
Net Cash Flows Provided by Operating Activities	1,646,161	2,401,293	1,962,600

Investing Activities:
Investments in Property, Plant and Equipment	(4,336,849)	(3,441,852)	(3,175,080)
Proceeds from Sales of Marketable Securities	395,604	457,612	447,893
Purchases of Marketable Securities	(336,779)	(424,174)	(414,980)
Investments in Unconsolidated Affiliates	(1,680,473)	(742,496)	(327,385)
Proceeds from Unconsolidated Affiliates	1,090,662	—	—
Other Investing Activities	(2,897)	20,420	22,178
Net Cash Flows Used in Investing Activities	(4,870,732)	(4,130,490)	(3,447,374)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	197,058	—
Cash Dividends on Common Shares	(918,995)	(860,033)	(805,439)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
Increase/(Decrease) in Notes Payable	695,552	(78,170)	256,125
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Issuance of Long-Term Debt	5,198,345	4,045,000	3,230,000
Retirement of Long-Term Debt	(2,008,470)	(1,175,000)	(1,142,500)
Other Financing Activities	(46,466)	(48,185)	(46,625)
Net Cash Flows Provided by Financing Activities	2,869,237	2,029,941	1,440,832
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(355,334)	300,744	(43,942)
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	521,752	221,008	264,950
Cash, Cash Equivalents and Restricted Cash - End of Year	$166,418	$521,752	$221,008

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2023.

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
February 14, 2024

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2023	2022

ASSETS
Current Assets:
Cash	$10,213	$11,312
Receivables, Net (net of allowance for uncollectible accounts of $296,030 and $225,320 as of December 31, 2023 and 2022, respectively)	558,993	612,052
Accounts Receivable from Affiliated Companies	60,450	46,439
Unbilled Revenues	57,403	59,363
Materials, Supplies and REC Inventory	156,467	88,157
Taxes Receivable	41,253	65,785
Regulatory Assets	480,369	314,089
Prepayments and Other Current Assets	53,536	62,524
Total Current Assets	1,418,684	1,259,721
Property, Plant and Equipment, Net	12,340,192	11,467,024
Deferred Debits and Other Assets:
Regulatory Assets	1,662,778	1,593,693
Prepaid Pension and PBOP	129,801	147,914
Other Long-Term Assets	298,169	290,444
Total Deferred Debits and Other Assets	2,090,748	2,032,051
Total Assets	$15,849,624	$14,758,796

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$249,670	$—
Accounts Payable	622,055	710,500
Accounts Payable to Affiliated Companies	134,726	136,277
Obligations to Third Party Suppliers	75,753	40,704
Regulatory Liabilities	102,239	336,048
Derivative Liabilities	81,944	81,588
Other Current Liabilities	127,703	123,171
Total Current Liabilities	1,394,090	1,428,288
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,860,122	1,640,034
Regulatory Liabilities	1,315,928	1,263,396
Derivative Liabilities	67,999	143,929
Other Long-Term Liabilities	190,186	166,081
Total Deferred Credits and Other Liabilities	3,434,235	3,213,440
Long-Term Debt	4,814,429	4,216,488
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,384,265	3,260,765
Retained Earnings	2,645,868	2,463,094
Accumulated Other Comprehensive Income	185	169
Common Stockholder's Equity	6,090,670	5,784,380
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$15,849,624	$14,758,796

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Revenues	$4,578,804	$4,817,744	$3,637,412

Operating Expenses:
Purchased Power and Transmission	2,612,949	2,110,253	1,392,969
Operations and Maintenance	733,287	707,162	644,175
Depreciation	376,904	355,511	338,915
Amortization of Regulatory (Liabilities)/Assets, Net	(500,367)	335,636	99,009
Energy Efficiency Programs	133,453	134,222	129,564
Taxes Other Than Income Taxes	401,135	384,746	363,862
Total Operating Expenses	3,757,361	4,027,530	2,968,494
Operating Income	821,443	790,214	668,918
Interest Expense	193,361	169,348	166,107
Other Income, Net	61,560	83,252	30,187
Income Before Income Tax Expense	689,642	704,118	532,998
Income Tax Expense	170,909	171,198	131,273
Net Income	$518,733	$532,920	$401,725

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Net Income	$518,733	$532,920	$401,725
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	(26)	(26)
Changes in Unrealized Gains/(Loss) on Marketable Securities	42	(56)	(25)
Other Comprehensive Income/(Loss), Net of Tax	16	(82)	(51)
Comprehensive Income	$518,749	$532,838	$401,674

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	6,035,205	$60,352	$2,810,765	$2,173,367	$302	$5,044,786
Net Income				401,725		401,725
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(341,400)		(341,400)
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Loss					(51)	(51)
Balance as of December 31, 2021	6,035,205	60,352	3,010,765	2,228,133	251	5,299,501
Net Income				532,920		532,920
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(292,400)		(292,400)
Capital Contributions from Eversource Parent			250,000			250,000
Other Comprehensive Loss					(82)	(82)
Balance as of December 31, 2022	6,035,205	60,352	3,260,765	2,463,094	169	5,784,380
Net Income				518,733		518,733
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(330,400)		(330,400)
Capital Contributions from Eversource Parent			123,500			123,500
Other Comprehensive Income					16	16
Balance as of December 31, 2023	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Activities:
Net Income	$518,733	$532,920	$401,725
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	376,904	355,511	338,915
Deferred Income Taxes	184,037	45,381	123,889
Uncollectible Expense	11,675	15,578	13,495
Pension, SERP and PBOP (Income)/Expense, Net	(18,316)	(28,971)	5,295
Pension Contributions	—	—	(98,913)
Regulatory Over/(Under) Recoveries, Net	157,200	(144,793)	(152,775)
(Customer Credits)/Reserve related to PURA Settlement Agreement and Storm Performance Penalty	—	(72,041)	81,274
Amortization of Regulatory (Liabilities)/Assets, Net	(500,367)	335,636	99,009
Cost of Removal Expenditures	(80,479)	(71,596)	(95,792)
Other	(16,194)	(25,927)	(10,194)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(100,684)	(256,338)	(75,881)
Taxes Receivable/Accrued, Net	25,633	897	(25,162)
Accounts Payable	(88,040)	207,698	24,895
Other Current Assets and Liabilities, Net	(20,535)	(24,308)	(16,925)
Net Cash Flows Provided by Operating Activities	449,567	869,647	612,855

Investing Activities:
Investments in Property, Plant and Equipment	(1,093,121)	(876,740)	(790,083)
Other Investing Activities	173	591	329
Net Cash Flows Used in Investing Activities	(1,092,948)	(876,149)	(789,754)

Financing Activities:
Cash Dividends on Common Stock	(330,400)	(292,400)	(341,400)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
Increase in Notes Payable to Eversource Parent	457,000	—	—
Issuance of Long-Term Debt	800,000	—	425,000
Retirement of Long-Term Debt	(400,000)	—	(120,500)
Capital Contributions from Eversource Parent	123,500	250,000	200,000
Other Financing Activities	(9,244)	—	(5,663)
Net Cash Flows Provided by/(Used In) Financing Activities	635,297	(47,959)	151,878
Net Decrease in Cash and Restricted Cash	(8,084)	(54,461)	(25,021)
Cash and Restricted Cash - Beginning of Year	20,327	74,788	99,809
Cash and Restricted Cash - End of Year	$12,243	$20,327	$74,788

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2023.

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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
February 14, 2024

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2023	2022

ASSETS
Current Assets:
Cash	$6,740	$738
Cash Equivalents	—	327,006
Receivables, Net (net of allowance for uncollectible accounts of $97,026 and $94,958 as of December 31, 2023 and 2022, respectively)	487,707	453,371
Accounts Receivable from Affiliated Companies	74,634	35,196
Unbilled Revenues	49,897	39,680
Materials, Supplies and REC Inventory	173,770	138,352
Regulatory Assets	676,083	492,759
Prepayments and Other Current Assets	41,464	71,276
Total Current Assets	1,510,295	1,558,378
Property, Plant and Equipment, Net	12,753,787	11,626,968
Deferred Debits and Other Assets:
Regulatory Assets	1,281,836	1,221,619
Prepaid Pension and PBOP	608,617	576,809
Other Long-Term Assets	116,978	111,846
Total Deferred Debits and Other Assets	2,007,431	1,910,274
Total Assets	$16,271,513	$15,095,620

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$365,847	$—
Long-Term Debt – Current Portion	—	80,000
Accounts Payable	599,696	559,676
Accounts Payable to Affiliated Companies	144,622	108,907
Obligations to Third Party Suppliers	139,823	142,628
Renewable Portfolio Standards Compliance Obligations	116,010	120,239
Regulatory Liabilities	368,070	373,221
Other Current Liabilities	84,688	83,925
Total Current Liabilities	1,818,756	1,468,596
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,849,613	1,700,875
Regulatory Liabilities	1,585,311	1,548,081
Other Long-Term Liabilities	327,388	289,313
Total Deferred Credits and Other Liabilities	3,762,312	3,538,269
Long-Term Debt	4,496,947	4,345,085
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,013,842	2,778,942
Retained Earnings	3,136,612	2,921,444
Accumulated Other Comprehensive Income	44	284
Common Stockholder's Equity	6,150,498	5,700,670
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$16,271,513	$15,095,620

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Revenues	$3,515,539	$3,583,070	$3,056,350

Operating Expenses:
Purchased Power and Transmission	1,154,013	1,264,824	932,530
Operations and Maintenance	668,466	640,834	563,172
Depreciation	372,578	361,969	337,451
Amortization of Regulatory Assets, Net	16,150	83,855	55,774
Energy Efficiency Programs	325,593	332,247	288,612
Taxes Other Than Income Taxes	256,090	246,705	216,703
Total Operating Expenses	2,792,890	2,930,434	2,394,242
Operating Income	722,649	652,636	662,108
Interest Expense	189,254	162,892	146,048
Other Income, Net	164,129	142,661	74,844
Income Before Income Tax Expense	697,524	632,405	590,904
Income Tax Expense	152,996	139,977	114,335
Net Income	$544,528	$492,428	$476,569
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Net Income	$544,528	$492,428	$476,569
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(272)	(221)	(100)
Qualified Cash Flow Hedging Instruments	20	20	298
Changes in Unrealized Gains/(Losses) on Marketable Securities	12	(16)	(6)
Other Comprehensive (Loss)/Income, Net of Tax	(240)	(217)	192
Comprehensive Income	$544,288	$492,211	$476,761

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	200	$—	$1,993,942	$2,527,167	$309	$4,521,418
Net Income				476,569		476,569
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(283,200)		(283,200)
Capital Contributions from Eversource Parent			260,000			260,000
Other Comprehensive Income					192	192
Balance as of December 31, 2021	200	—	2,253,942	2,718,576	501	4,973,019
Net Income				492,428		492,428
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(287,600)		(287,600)
Capital Contributions from Eversource Parent			525,000			525,000
Other Comprehensive Loss					(217)	(217)
Balance as of December 31, 2022	200	—	2,778,942	2,921,444	284	5,700,670
Net Income				544,528		544,528
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			234,900			234,900
Other Comprehensive Loss					(240)	(240)
Balance as of December 31, 2023	200	$—	$3,013,842	$3,136,612	$44	$6,150,498

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Activities:
Net Income	$544,528	$492,428	$476,569
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	372,578	361,969	337,451
Deferred Income Taxes	96,224	78,039	57,507
Uncollectible Expense	22,791	21,550	16,649
Pension, SERP and PBOP Income, Net	(41,554)	(55,830)	(26,120)
Pension Contributions	—	(15,000)	(30,000)
Regulatory Under Recoveries, Net	(141,865)	(88,220)	(79,075)
Amortization of Regulatory Assets, Net	16,150	83,855	55,774
Cost of Removal Expenditures	(68,290)	(57,339)	(58,967)
Payment in 2022 of Withheld Property Taxes	—	(76,311)	—
Other	(2,123)	(14,294)	(32,447)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(82,659)	(23,757)	(45,774)
Taxes Receivable/Accrued, Net	27,394	35,143	(16,219)
Accounts Payable	11,357	8,815	31,650
Other Current Assets and Liabilities, Net	(40,974)	20,430	13,944
Net Cash Flows Provided by Operating Activities	713,557	771,478	700,942

Investing Activities:
Investments in Property, Plant and Equipment	(1,376,135)	(954,281)	(960,949)
Other Investing Activities	48	165	91
Net Cash Flows Used in Investing Activities	(1,376,087)	(954,116)	(960,858)

Financing Activities:
Cash Dividends on Common Stock	(327,400)	(287,600)	(283,200)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
Increase/(Decrease) in Notes Payable	365,847	(162,500)	(32,500)
Decrease in Notes Payable to Eversource Parent	—	—	(21,300)
Capital Contributions from Eversource Parent	234,900	525,000	260,000
Issuance of Long-Term Debt	150,000	850,000	600,000
Retirement of Long-Term Debt	(80,000)	(400,000)	(250,000)
Other Financing Activities	(1,365)	(13,188)	(10,355)
Net Cash Flows Provided by Financing Activities	340,022	509,752	260,685
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(322,508)	327,114	769
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	345,293	18,179	17,410
Cash, Cash Equivalents and Restricted Cash - End of Year	$22,785	$345,293	$18,179

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2023.

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
February 14, 2024

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2023	2022

ASSETS
Current Assets:
Cash	$240	$136
Receivables, Net (net of allowance for uncollectible accounts of $14,322 and $29,236 as of December 31, 2023 and 2022, respectively)	152,276	173,337
Accounts Receivable from Affiliated Companies	18,214	8,193
Unbilled Revenues	55,012	72,713
Taxes Receivable	27,146	27,978
Materials, Supplies and REC Inventory	77,066	34,521
Regulatory Assets	189,450	102,240
Special Deposits	31,586	33,140
Prepayments and Other Current Assets	18,489	13,297
Total Current Assets	569,479	465,555
Property, Plant and Equipment, Net	4,574,652	4,060,224
Deferred Debits and Other Assets:
Regulatory Assets	773,783	593,974
Prepaid Pension and PBOP	58,979	66,384
Other Long-Term Assets	16,558	16,517
Total Deferred Debits and Other Assets	849,320	676,875
Total Assets	$5,993,451	$5,202,654

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$233,000	$173,300
Long-Term Debt – Current Portion	—	29,668
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	205,744	291,556
Accounts Payable to Affiliated Companies	41,272	36,231
Regulatory Liabilities	117,515	161,963
Other Current Liabilities	72,328	59,616
Total Current Liabilities	713,069	795,544
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	691,532	562,802
Regulatory Liabilities	393,574	391,628
Other Long-Term Liabilities	42,484	37,087
Total Deferred Credits and Other Liabilities	1,127,590	991,517
Long-Term Debt	1,431,591	1,134,914
Rate Reduction Bonds	367,282	410,492
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,698,134	1,298,134
Retained Earnings	655,785	572,126
Accumulated Other Comprehensive Loss	—	(73)
Common Stockholder's Equity	2,353,919	1,870,187
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$5,993,451	$5,202,654

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Revenues	$1,447,873	$1,474,799	$1,177,248

Operating Expenses:
Purchased Power and Transmission	604,983	665,478	370,271
Operations and Maintenance	284,442	255,991	237,659
Depreciation	140,417	127,962	120,065
Amortization of Regulatory (Liabilities)/Assets, Net	(16,343)	42,867	86,832
Energy Efficiency Programs	39,618	37,434	38,752
Taxes Other Than Income Taxes	93,894	95,301	91,465
Total Operating Expenses	1,147,011	1,225,033	945,044
Operating Income	300,862	249,766	232,204
Interest Expense	72,786	59,548	56,998
Other Income, Net	26,597	32,666	14,565
Income Before Income Tax Expense	254,673	222,884	189,771
Income Tax Expense	59,014	51,314	39,433
Net Income	$195,659	$171,570	$150,338

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Net Income	$195,659	$171,570	$150,338
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	—	—	673
Changes in Unrealized Gains/(Loss) on Marketable Securities	73	(96)	(37)
Other Comprehensive Income/(Loss), Net of Tax	73	(96)	636
Comprehensive Income	$195,732	$171,474	$150,974

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2021	301	$—	$928,134	$615,018	$(613)	$1,542,539
Net Income				150,338		150,338
Dividends on Common Stock				(260,800)		(260,800)
Capital Contributions from Eversource Parent			160,000			160,000
Other Comprehensive Income					636	636
Balance as of December 31, 2021	301	—	1,088,134	504,556	23	1,592,713
Net Income				171,570		171,570
Dividends on Common Stock				(104,000)		(104,000)
Capital Contributions from Eversource Parent			210,000			210,000
Other Comprehensive Loss					(96)	(96)
Balance as of December 31, 2022	301	—	1,298,134	572,126	(73)	1,870,187
Net Income				195,659		195,659
Dividends on Common Stock				(112,000)		(112,000)
Capital Contributions from Eversource Parent			400,000			400,000
Other Comprehensive Income					73	73
Balance as of December 31, 2023	301	$—	$1,698,134	$655,785	$—	$2,353,919

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2023	2022	2021

Operating Activities:
Net Income	$195,659	$171,570	$150,338
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	140,417	127,962	120,065
Deferred Income Taxes	118,970	15,765	(14,530)
Uncollectible Expense	3,989	9,211	13,113
Pension, SERP and PBOP Income, Net	(10,484)	(16,421)	(3,296)
Regulatory (Under)/Over Recoveries, Net	(273,472)	53,181	32,587
Amortization of Regulatory (Liabilities)/Assets, Net	(16,343)	42,867	86,832
Cost of Removal Expenditures	(39,976)	(39,895)	(30,804)
Other	10,391	8,691	(1,370)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(5,434)	(62,078)	(32,003)
Taxes Receivable/Accrued, Net	916	(23,492)	3,952
Accounts Payable	(55,957)	81,046	(3,256)
Other Current Assets and Liabilities, Net	(36,637)	(6,908)	14,454
Net Cash Flows Provided by Operating Activities	32,039	361,499	336,082

Investing Activities:
Investments in Property, Plant and Equipment	(605,109)	(485,611)	(326,379)
Other Investing Activities	296	1,013	562
Net Cash Flows Used in Investing Activities	(604,813)	(484,598)	(325,817)

Financing Activities:
Cash Dividends on Common Stock	(112,000)	(104,000)	(260,800)
Increase in Notes Payable to Eversource Parent	59,700	62,700	64,300
Issuance of Long-Term Debt	600,000	—	350,000
Retirement of Long-Term Debt	(325,000)	—	(282,000)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Capital Contributions from Eversource Parent	400,000	210,000	160,000
Other Financing Activities	(8,524)	(705)	(2,984)
Net Cash Flows Provided by/(Used In) Financing Activities	570,966	124,785	(14,694)
Net (Decrease)/Increase in Cash and Restricted Cash	(1,808)	1,686	(4,429)
Cash and Restricted Cash - Beginning of Year	36,812	35,126	39,555
Cash and Restricted Cash - End of Year	$35,004	$36,812	$35,126

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

Eversource holds several equity ownership interests that are not consolidated and are accounted for under the equity method, including 50 percent ownership interests in three offshore wind projects and a tax equity investment in one of the projects. See Note 6, “Investments in Unconsolidated Affiliates,” for further information on Eversource’s equity method investments and impairment charges recorded in 2023 to the offshore wind investments carrying value.

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

As of December 31, 2023 and 2022, Eversource's carrying amount of goodwill was $4.53 billion and $4.52 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment assessment for each of its reporting units as of October 1, 2023 and determined that no impairment exists.  See Note 24, "Goodwill," for further information.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category. Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of December 31, 2023 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (2)
Balance as of January 1, 2021	$194.8	$164.1	$358.9	$129.1	$28.3	$157.4	$39.7	$51.9	$91.6	$17.2
Uncollectible Expense	—	60.9	60.9	—	13.5	13.5	—	16.6	16.6	13.1
Uncollectible Costs Deferred (1)	51.9	58.7	110.6	32.3	25.5	57.8	4.3	15.8	20.1	3.1
Write-Offs	(22.0)	(107.7)	(129.7)	(18.0)	(36.2)	(54.2)	(0.7)	(36.3)	(37.0)	(10.0)
Recoveries Collected	1.4	15.3	16.7	1.2	5.6	6.8	—	5.7	5.7	0.9
Balance as of December 31, 2021	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	61.9	61.9	—	15.6	15.6	—	21.6	21.6	9.2
Uncollectible Costs Deferred (1)	77.8	34.7	112.5	58.3	1.2	59.5	1.5	10.9	12.4	2.5
Write-Offs	(21.3)	(102.7)	(124.0)	(15.3)	(23.0)	(38.3)	(1.1)	(41.2)	(42.3)	(7.7)
Recoveries Collected	1.8	16.7	18.5	1.3	5.9	7.2	—	6.3	6.3	0.9
Balance as of December 31, 2022	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	72.5	72.5	—	11.7	11.7	—	22.8	22.8	4.0
Uncollectible Costs Deferred (1)	137.0	21.2	158.2	114.4	12.0	126.4	1.5	16.0	17.5	(8.7)
Write-Offs	(55.9)	(122.2)	(178.1)	(44.7)	(28.5)	(73.2)	(1.6)	(41.7)	(43.3)	(10.9)
Recoveries Collected	1.3	14.3	15.6	1.1	4.7	5.8	—	5.0	5.0	0.7
Balance as of December 31, 2023	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3

(1)    These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs and COVID-19. The increase in the allowance for uncollectible hardship accounts in both 2023 and 2022 at Eversource and CL&P primarily relates to increased customer enrollment in disconnection prevention programs in Connecticut.

(2)    In connection with PSNH’s pole purchase agreement on May 1, 2023, the purchase price included the forgiveness of previously reserved receivables for reimbursement of operation and maintenance and vegetation management costs.

E.    Transfer of Energy Efficiency Loans
CL&P transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $55 million.  The amounts of the loans are included in Receivables, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $8.5 million and $14.5 million, respectively, as of December 31, 2023, and $9.1 million and $13.0 million, respectively, as of December 31, 2022.

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

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Materials and Supplies	$397.9	$156.2	$130.8	$76.5	$221.0	$88.2	$81.0	$34.4
Natural Gas	65.5	—	—	—	95.9	—	—	—
RECs	43.9	0.3	43.0	0.6	57.5	—	57.4	0.1
Total	$507.3	$156.5	$173.8	$77.1	$374.4	$88.2	$138.4	$34.5

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Investments in Unconsolidated Affiliates," Note 7, "Asset Retirement Obligations," Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," Note 15, "Fair Value of Financial Instruments," and Note 24, “Goodwill,” to the financial statements.

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

I.     Operating Expenses
The cost of natural gas included in Purchased Power, Purchased Natural Gas and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Eversource - Cost of Natural Gas	$792.2	$1,010.2	$718.6

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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2023	2022	2021
Borrowed Funds	$44.6	$21.8	$18.4
Equity Funds	78.1	47.3	37.3
Total AFUDC	$122.7	$69.1	$55.7
Average AFUDC Rate	5.8%	4.7%	4.2%

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$7.7	$17.2	$6.1	$4.8	$10.7	$1.4	$2.9	$9.0	$0.8
Equity Funds	20.0	45.7	5.4	13.6	24.6	2.5	7.7	20.4	1.6
Total AFUDC	$27.7	$62.9	$11.5	$18.4	$35.3	$3.9	$10.6	$29.4	$2.4
Average AFUDC Rate	6.7%	5.9%	5.1%	6.6%	5.4%	2.6%	5.0%	4.9%	2.5%
K.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$132.9	$219.8	$84.4
AFUDC Equity	78.1	47.3	37.3
Equity in Earnings of Unconsolidated Affiliates (2)	15.5	22.9	14.2
Investment (Loss)/Income	(4.9)	1.9	(0.2)
Interest Income	94.2	50.5	25.6
Other (2)	32.3	3.7	—
Total Other Income, Net	$348.1	$346.1	$161.3

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$34.9	$57.4	$16.2	$64.4	$85.5	$26.8	$15.2	$40.2	$10.3
AFUDC Equity	20.0	45.7	5.4	13.6	24.6	2.5	7.7	20.4	1.6
Investment (Loss)/Income	(2.4)	(0.2)	(0.7)	(1.3)	1.2	0.2	1.3	0.1	0.1
Interest Income	9.0	60.6	5.3	6.5	30.7	3.1	5.9	13.4	2.4
Other	0.1	0.6	0.4	0.1	0.7	0.1	0.1	0.7	0.2
Total Other Income, Net	$61.6	$164.1	$26.6	$83.3	$142.7	$32.7	$30.2	$74.8	$14.6

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

(2)    Eversource’s equity method investment in a renewable energy fund was liquidated in March 2023. Liquidation proceeds in excess of the carrying value were recorded in 2023 within Other in the table above. See Note 6, “Investments in Unconsolidated Affiliates,” for further information. For the years ended December 31, 2022 and 2021, pre-tax income of $12.2 million and $2.1 million, respectively, associated with this investment was included in Equity in Earnings of Unconsolidated Affiliates within Other Income, Net in the table above.

L.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Eversource	$202.9	$194.7	$181.9
CL&P	174.9	166.1	158.1

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

M.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2023	2022	2021
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$783.2	$636.2	$568.7
Income Taxes	39.2	77.9	121.6
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	564.1	586.9	467.9

	As of and For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$176.8	$182.8	$62.8	$167.2	$152.8	$58.3	$161.5	$141.6	$56.5
Income Taxes	(44.1)	31.3	(59.9)	117.6	23.8	58.3	38.4	74.2	51.1
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	139.8	178.9	65.9	131.8	184.3	76.2	110.6	120.0	68.7

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$53.9	$10.2	$6.7	$0.2	$374.6	$11.3	$327.7	$0.1
Restricted cash included in:
Special Deposits	81.5	2.0	16.1	31.6	102.2	8.8	17.5	33.1
Marketable Securities	13.7	—	—	—	25.4	0.2	0.1	0.4
Other Long-Term Assets	17.3	—	—	3.2	19.6	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$166.4	$12.2	$22.8	$35.0	$521.8	$20.3	$345.3	$36.8

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, cash held in escrow accounts, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. As of both December 31, 2023 and December 31, 2022, restricted cash included in Marketable Securities represented money market funds held in restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations. As of December 31, 2022, restricted cash included in Marketable Securities also included money market funds held in trusts to fund certain non-qualified executive benefits.

Eversource’s restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both December 31, 2023 and December 31, 2022, and $14.1 million and $15.9 million recorded in Other Long-Term Assets on the balance sheets as of December 31, 2023 and December 31, 2022, respectively.

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

As of December 31, 2022, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $5.5 million and $3.8 million, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and were eliminated in consolidation on the Eversource financial statements. As of December 31, 2023, these intercompany balances were settled.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2023 and 2022 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource made contributions to the Eversource Energy Foundation of $20.0 million in 2023 and $8.0 million in 2022, and did not make any contributions in 2021.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,785.9	$896.6	$609.1	$280.2	$1,379.1	$799.3	$484.4	$95.4
Regulatory Tracking Mechanisms	1,319.2	354.5	482.9	182.2	1,075.3	216.8	391.5	73.7
Benefit Costs	1,117.3	197.4	336.7	79.3	921.7	156.7	299.5	56.6
Income Taxes, Net	912.4	512.6	128.6	16.4	853.3	491.1	115.6	16.0
Securitized Stranded Costs	392.5	—	—	392.5	435.7	—	—	435.7
Goodwill-related	264.1	—	226.7	—	281.0	—	241.2	—
Asset Retirement Obligations	137.9	38.5	72.3	4.7	127.9	35.9	68.2	4.4
Derivative Liabilities	120.9	120.9	—	—	181.8	181.8	—	—
Other Regulatory Assets	339.0	22.7	101.6	8.0	322.5	26.2	114.0	14.4
Total Regulatory Assets	6,389.2	2,143.2	1,957.9	963.3	5,578.3	1,907.8	1,714.4	696.2
Less: Current Portion	1,674.2	480.4	676.1	189.5	1,335.5	314.1	492.8	102.2
Total Long-Term Regulatory Assets	$4,715.0	$1,662.8	$1,281.8	$773.8	$4,242.8	$1,593.7	$1,221.6	$594.0

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

Multiple tropical and severe storms over the past several years have caused extensive damage to Eversource’s electric distribution systems resulting in significant numbers and durations of customer outages, along with significant pre-staging costs. Storms in 2023 that qualified for future recovery resulted in deferred storm restoration costs and pre-staging costs totaling $542 million at Eversource, including $178 million at CL&P, $192 million at NSTAR Electric, and $172 million at PSNH. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. Of Eversource’s total deferred storm costs, $1.75 billion either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review (including $975 million at CL&P, $526 million at NSTAR Electric and $246 million at PSNH) as of December 31, 2023. These storm cost totals exclude storm funding amounts that are collected in rates, which are recorded as a reduction to the deferred storm cost regulatory asset balance.

CL&P, NSTAR Electric and PSNH are seeking approval of their deferred storm restoration costs through the applicable regulatory recovery process. As part of CL&P’s October 1, 2021 settlement agreement, CL&P agreed to freeze its current base distribution rates (including storm costs) until no earlier than January 1, 2024. On December 22, 2023, CL&P initiated a docket seeking a prudency review of approximately $634 million of catastrophic storm costs for twenty-four weather events from January 1, 2018 to December 31, 2021. In the filing, CL&P requested PURA establish a rate to collect $50 million annually from customers from the date of the final decision in this proceeding. This rate would be effective until the next distribution rate case and would replenish the under-collected storm reserve and reduce future carrying charges for customers.

CL&P’s storm events include the August 4, 2020 Tropical Storm Isaias, which resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2023. Although in 2021 PURA found that CL&P’s performance in its preparation for, and response to, Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it presented in its 2023 storm filing, credible evidence demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery; and as a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of CL&P.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2023, there were 16 years of amortization remaining.

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

Other Regulatory Assets:  Other Regulatory Assets primarily include environmental remediation costs, certain uncollectible accounts receivable for hardship customers, certain exogenous property taxes and merger-related costs allowed for recovery, contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, water tank painting costs, losses associated with the reacquisition or redemption of long-term debt, removal costs incurred that exceed amounts collected from customers, and various other items.

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $241.7 million (including $166.7 million for CL&P, $21.9 million for NSTAR Electric and $1.2 million for PSNH) and $210.8 million (including $135.9 million for CL&P, $19.8 million for NSTAR Electric and $1.0 million for PSNH) of additional regulatory costs not yet specifically approved as of December 31, 2023 and 2022, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency.  Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of December 31, 2023 and 2022, these regulatory costs included $82.1 million (including $64.0 million for CL&P and $7.3 million for NSTAR Electric) and $64.0 million (including $52.8 million for CL&P and $3.5 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return is not recorded on the balance sheets. The equity return for PSNH was $10.2 million and $4.1 million as of December 31, 2023 and 2022, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,548.6	$969.2	$905.1	$339.3	$2,619.3	$983.6	$944.3	$348.6
Cost of Removal	666.6	157.9	420.9	16.2	670.6	130.8	405.3	14.7
Regulatory Tracking Mechanisms	668.3	154.0	347.2	114.4	890.8	361.0	336.1	155.0
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	354.0	49.9	175.9	36.6	270.9	34.5	139.7	28.8
AFUDC - Transmission	124.3	56.1	68.2	—	98.2	48.2	50.0	—
Benefit Costs	51.0	0.6	22.2	—	55.4	0.7	31.4	—
Other Regulatory Liabilities	201.9	30.4	13.9	4.6	215.9	40.6	14.5	6.5
Total Regulatory Liabilities	4,614.7	1,418.1	1,953.4	511.1	4,821.1	1,599.4	1,921.3	553.6
Less: Current Portion	591.8	102.2	368.1	117.5	890.8	336.0	373.2	162.0
Total Long-Term Regulatory Liabilities	$4,022.9	$1,315.9	$1,585.3	$393.6	$3,930.3	$1,263.4	$1,548.1	$391.6

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

Cost of Removal:  Eversource's regulated companies currently recover amounts in rates for future costs of removal of plant assets over the lives of the assets.  The estimated cost to remove utility assets from service is recognized as a component of depreciation expense, and the cumulative amount collected from customers but not yet expended is recognized as a regulatory liability.  Expended removal costs that exceed amounts collected from customers are recognized as regulatory assets, as they are probable of recovery in future rates.

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

FERC ROE Complaints:  As of December 31, 2023 and 2022, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracking Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2023 and 2022 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Regulatory Developments:

2022 CL&P Rate Relief Plan: On November 28, 2022, Governor Lamont, DEEP, Office of Consumer Counsel, and CL&P jointly developed a rate relief plan for electric customers for the winter peak season of January 1, 2023 through April 30, 2023. On December 16, 2022, PURA approved the rate relief plan. As part of the rate relief plan, CL&P reduced the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate effective January 1, 2023 to provide customers with an average $10 monthly bill credit from January through April 2023. This rate reduction accelerated the return to customers of net revenues generated by long-term state-approved energy contracts with the Millstone and Seabrook nuclear power plants of approximately $90 million. The rate relief plan also included instituting a temporary, flat monthly discount for qualifying low-income hardship customers effective January 1, 2023. This flat-rate credit will continue until a new low-income discount rate that was approved by PURA in an October 19, 2022 decision is implemented in 2024. These aspects of the rate relief plan do not impact CL&P’s earnings but do impact its future cash flows. Also as part of the rate relief plan, CL&P committed to contribute $10 million to an energy assistance program for qualifying hardship customers, which was distributed as a bill credit to those customers during 2023. CL&P recorded a current liability of $10 million on the balance sheet and a charge to expense on the statement of income for the year ended December 31, 2022 associated with the customer assistance program.

2022 NSTAR Electric Distribution Rate Case: On November 30, 2022, the DPU issued its decision in the NSTAR Electric distribution rate case and approved a base distribution rate increase of $64 million effective January 1, 2023. The DPU approved a renewal of the PBR plan originally authorized in its previous rate case for a five-year term, with a corresponding stay out provision. The PBR plan term has the possibility of a five-year extension. The PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. The DPU also allowed for adjustments to the PBR mechanism for the recovery of future capital additions based on a historical five-year average of total capital additions, beginning with the January 1, 2024 PBR adjustment. The decision allows an authorized regulatory ROE of 9.80 percent on a capital structure including 53.2 percent equity.

Among other items, the DPU approved an increase to the annual storm fund contribution collected through base distribution rates from $10 million to $31 million, and allowed for the recovery of storm threshold costs of $1.3 million per storm event subsequent to the eighth storm in a calendar year (six recovered in base rates plus two additional storms). The DPU approved cost recovery of a portion of NSTAR Electric’s outstanding storm costs beginning on January 1, 2023 and January 1, 2024, subject to reconciliation from future prudency reviews. In a subsequent compliance filing, the DPU allowed recovery to commence for outstanding storm costs occurring between 2018 and 2022 and interest in a total of $162.1 million over a five-year period starting January 1, 2023. In addition, NSTAR Electric will begin to recover 2021 exogenous storms and interest in a total of $220.9 million over a five-year period beginning January 1, 2024. The DPU also approved the recovery of historical exogenous property taxes of $30.8 million incurred from 2020 through 2022 over a two-year period and $8.3 million incurred from 2012 through 2015 over a five-year period effective January 1, 2023. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the NSTAR Electric December 31, 2022 balance sheet.

2023 NSTAR Electric Distribution Rates: NSTAR Electric submitted its first annual PBR Adjustment filing on September 15, 2023 and on December 26, 2023, the DPU approved a $104.9 million increase to base distribution rates effective January 1, 2024. The base distribution rate increase was comprised of a $50.6 million inflation-based adjustment and a $54.3 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement.

2022 NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. NSTAR Gas submitted its second annual PBR Adjustment filing on September 15, 2022 and on October 31, 2022, the DPU approved a $21.7 million increase to base distribution rates for effect on November 1, 2022. The increase is inclusive of a $4.5 million permanent increase related to exogenous property taxes and a $5.4 million increase related to an October 6, 2021 mitigation plan filing that delayed recovery of a portion of a base distribution rate increase originally scheduled to take effect November 1, 2021. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.2 million over a two-year period through a separate reconciling mechanism effective November 1, 2022. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the Eversource December 31, 2022 balance sheet.

2023 NSTAR Gas Distribution Rates: NSTAR Gas submitted its third annual PBR Adjustment filing on September 15, 2023 and on October 30, 2023, the DPU approved a $25.4 million increase to base distribution rates, of which, $15.5 million was associated with a base rate adjustment and the remainder for a prior period exogenous cost adjustment, for effect on November 1, 2023.

2022 EGMA Distribution Rates: As established in an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU, on September 16, 2022 EGMA filed for its second base distribution rate increase and on October 31, 2022, the DPU approved a $6.7 million increase to base distribution rates and a $3.3 million increase to the Tax Act Credit Factor for effect on November 1, 2022. The DPU also approved the recovery of historical exogenous property taxes incurred from November 1, 2020 through October 31, 2022 of $8.6 million over a two-year period through a separate reconciling mechanism effective November 1, 2022. EGMA will request recovery of incremental property taxes incurred after October 31, 2022 in future exogenous filings. As a result of this decision, these deferred property taxes were reclassified from Other Long-Term Assets to Regulatory Assets on the Eversource December 31, 2022 balance sheet.

2023 PSNH Pole Acquisition Approval: On November 18, 2022, the NHPUC issued a decision that approved a proposed purchase agreement between PSNH and Consolidated Communications, in which, PSNH would acquire both jointly-owned and solely-owned poles and pole assets. The NHPUC also authorized PSNH to recover certain expenses associated with the operation and maintenance of the transferred poles, pole inspections, and vegetation management expenses through a new cost recovery mechanism, the Pole Plant Adjustment Mechanism (PPAM), subject to consummation of the purchase agreement. The purchase agreement was finalized on May 1, 2023 for a purchase price of $23.3 million. Upon consummation of the purchase agreement, PSNH established a regulatory asset of $16.9 million for operation and maintenance expenses and vegetation management expenses associated with the purchased poles incurred from February 10, 2021 through April 30, 2023 that PSNH is authorized to collect through the PPAM regulatory tracking mechanism. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit recorded in Amortization expense on the PSNH statement of income in 2023.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2023	2022
Distribution - Electric	$19,656.5	$18,326.2
Distribution - Natural Gas	8,155.3	7,443.8
Transmission - Electric	14,666.8	13,709.3
Distribution - Water	2,280.1	2,112.6
Solar	201.1	200.8
Utility	44,959.8	41,792.7
Other (1)	2,006.8	1,738.1
Property, Plant and Equipment, Gross	46,966.6	43,530.8
Less: Accumulated Depreciation
Utility	(9,670.1)	(9,167.4)
Other	(869.6)	(706.1)
Total Accumulated Depreciation	(10,539.7)	(9,873.5)
Property, Plant and Equipment, Net	36,426.9	33,657.3
Construction Work in Progress	3,071.7	2,455.5
Total Property, Plant and Equipment, Net	$39,498.6	$36,112.8

	As of December 31,
	2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$7,897.1	$9,000.5	$2,799.2	$7,370.1	$8,410.0	$2,586.4
Transmission - Electric	6,548.2	5,630.8	2,489.5	6,165.1	5,333.8	2,212.0
Solar	—	201.1	—	—	200.8	—
Property, Plant and Equipment, Gross	14,445.3	14,832.4	5,288.7	13,535.2	13,944.6	4,798.4
Less: Accumulated Depreciation	(2,670.5)	(3,585.9)	(984.0)	(2,567.1)	(3,381.2)	(912.3)
Property, Plant and Equipment, Net	11,774.8	11,246.5	4,304.7	10,968.1	10,563.4	3,886.1
Construction Work in Progress	565.4	1,507.3	270.0	498.9	1,063.6	174.1
Total Property, Plant and Equipment, Net	$12,340.2	$12,753.8	$4,574.7	$11,467.0	$11,627.0	$4,060.2

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2023	2022	2021
Eversource	3.1%	3.0%	3.1%
CL&P	2.8%	2.8%	2.8%
NSTAR Electric	2.7%	2.7%	2.8%
PSNH	3.0%	3.0%	3.1%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2023
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	34.0	35.3	34.5	29.6
Distribution - Natural Gas	35.7	—	—	—
Transmission - Electric	40.6	37.1	45.3	41.4
Distribution - Water	40.0	—	—	—
Solar	22.8	—	22.8	—
Other (1)	10.4	—	—	—

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of December 31,
	2023				2022
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$16.4	$(0.5)	$15.9	Level 3	$16.3	$(0.5)	$15.8
Long-Term Derivative Assets	Level 2	13.6	(0.5)	13.1	Level 3	28.8	(0.9)	27.9
Current Derivative Liabilities	Level 2	(81.9)	—	(81.9)	Level 3	(81.6)	—	(81.6)
Long-Term Derivative Liabilities	Level 2	(68.0)	—	(68.0)	Level 3	(143.9)	—	(143.9)

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2023, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2023 and 2022 were 682 MW and 674 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the years ended December 31, 2023, 2022 and 2021, there were losses of $3.9 million, gains of $10.1 million and losses of $7.1 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price. Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty’s credit rating for assets and the Company’s credit rating for liabilities. Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of December 31, 2023, and were classified as Level 3 as of December 31, 2022.

Exit price premiums are unobservable inputs applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts. The risk premium was weighted by the relative fair value of the net derivative instruments. As of December 31, 2022, these exit price premiums were a Level 3 significant unobservable input and ranged from 2.9 percent through 7.1 percent, or a weighted average of 6.1 percent. As of December 31, 2023, exit price premiums are no longer considered significant in the valuation of the derivative contracts.

As of December 31, 2022, Level 3 significant unobservable inputs also utilized in the valuation of CL&P’s capacity-related contracts included forward reserve prices of $0.44 per kW-Month through $0.50 per kW-Month, or a weighted average of $0.47 per kW-Month, over the period 2023 through 2024. As of December 31, 2023, these forward reserve price inputs are now observable.

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

CL&P (Millions of Dollars)	For the Years Ended December 31,
	2023	2022
Derivatives, Net:
Fair Value as of Beginning of Period	$(181.8)	$(249.2)
Net Realized/Unrealized (Losses)/Gains Included in Regulatory Assets	(3.9)	10.1
Settlements	64.8	57.3
Transfers out of Level 3 (1)	120.9	—
Fair Value as of End of Period	$—	$(181.8)
(1) Transfers out of Level 3 pertain to certain significant valuation inputs becoming observable as well as certain unobservable inputs no longer being significant to the fair value of the derivative contracts. Eversource's policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.

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

Equity Securities: Unrealized gains and losses on equity securities held in Eversource's trusts are recorded in Other Income, Net on the statements of income. The fair value of these equity securities as of December 31, 2023 and 2022 was $3.3 million and $20.0 million, respectively.  Eversource’s non-qualified executive benefits equity securities were sold during 2023 and resulted in a $1.1 million gain recorded in Other Income, Net for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, there were unrealized losses of $9.7 million and unrealized gains of $4.4 million recorded in Other Income, Net related to these equity securities, respectively.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $173.6 million and $170.1 million as of December 31, 2023 and 2022, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in long-term Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of the available-for-sale debt securities:

	As of December 31,
	2023				2022
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$169.5	$1.4	$(6.6)	$164.3	$201.6	$0.1	$(16.2)	$185.5

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified executive benefit trust are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. These debt securities were sold during 2023 and resulted in $1.2 million of realized losses for the year ended December 31, 2023 that were reclassified out of Accumulated Other Comprehensive Income and recorded in Other Income, Net. There were no credit losses for the years ended December 31, 2023 and 2022, and no allowance for credit losses as of December 31, 2023. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated. Debt securities included in Eversource's non-qualified benefit trust portfolio were investment-grade bonds with a lower default risk based on their credit quality.

Eversource's debt securities also include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $164.3 million and $163.2 million as of December 31, 2023 and 2022, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. Pre-tax unrealized gains and losses as of December 31, 2023 and 2022 primarily relate to the debt securities included in CYAPC's and YAEC's spent nuclear fuel trusts.

CYAPC and YAEC’s spent nuclear fuel trusts are restricted and are classified in long-term Marketable Securities on the balance sheets.

As of December 31, 2023, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year	$15.9	$15.9
One to five years	30.9	30.9
Six to ten years	38.1	37.8
Greater than ten years	84.6	79.7
Total Debt Securities	$169.5	$164.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2023	2022
Level 1:
Mutual Funds and Equities	$176.9	$190.1
Money Market Funds	13.7	25.4
Total Level 1	$190.6	$215.5
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$90.1	$82.3
Corporate Debt Securities	34.0	46.1
Asset-Backed Debt Securities	5.6	8.6
Municipal Bonds	9.8	12.7
Other Fixed Income Securities	11.1	10.4
Total Level 2	$150.6	$160.1
Total Marketable Securities	$341.2	$375.6

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

				Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest			2023	2022
Offshore Wind Business	50%	-	100%	$515.5	$1,947.1
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%			116.0	118.8
Renewable Energy Investment Fund	90%			—	84.1
Other	various			29.0	26.1
Total Investments in Unconsolidated Affiliates				$660.5	$2,176.1

For the years ended December 31, 2023, 2022 and 2021, Eversource had equity in earnings of unconsolidated affiliates of $15.5 million, $22.9 million, and $14.2 million, respectively. Eversource received dividends from its equity method investees (excluding proceeds received from sale or liquidation of investments) of $20.1 million, $26.2 million, and $21.6 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Eversource’s offshore wind investments, which include 50 percent ownership interests in two offshore wind joint ventures and a 100 percent ownership in a tax equity investment, do not represent controlling financial interests. Eversource’s offshore wind investments, its share of the natural gas pipeline and other investments included in the table above are accounted for under the equity method.

Offshore Wind Business: Eversource’s offshore wind business includes 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC, which collectively hold three offshore wind projects. North East Offshore holds the Revolution Wind project and the Sunrise Wind project. South Fork Class B Member, LLC holds the South Fork Wind project. Eversource’s offshore wind business also includes a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A shares. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

Expected Sales of Offshore Wind Investments: On May 25, 2023, Eversource announced that it had completed a strategic review of its offshore wind investments and determined that it would pursue the sale of its offshore wind investments. On September 7, 2023, Eversource completed the sale of its 50 percent interest in an uncommitted lease area consisting of approximately 175,000 developable acres located 25 miles off the south coast of Massachusetts to Ørsted for $625 million in an all-cash transaction.

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. As a result of this investment, Eversource expects to receive investment tax credits after the turbines are placed in service for South Fork Wind and meet the requirements to qualify for the ITC. These credits will be utilized to reduce Eversource’s federal tax liability or generate tax refunds over the next 24 months. All of South Fork Wind’s twelve turbines are expected to be installed and placed into service by the end of March 2024.

On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind. The sale is subject to the successful selection of Sunrise Wind in the ongoing New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of sale agreements, receipt of final federal construction permits, and relevant regulatory approvals. If Sunrise Wind is not successful in the solicitation, then the existing OREC contract for Sunrise Wind will be cancelled according to the state’s requirements, and Eversource and Ørsted’s joint venture for Sunrise Wind will remain in place. In that scenario, Ørsted and Eversource would then assess their options in determining the best path forward for Sunrise Wind and its assets, which include the BOEM offshore lease area. If Sunrise Wind’s revised bid is successful in the new solicitation, Sunrise Wind would have 90 days to negotiate a new OREC agreement at the re-bid price. In a successful re-bid, Ørsted would become the sole owner of Sunrise Wind, while Eversource would remain contracted to lead the project’s onshore construction. If Sunrise Wind is successful in the re-bid, Ørsted would pay Eversource 50 percent of the negotiated purchase price upon closing the sale transaction, with the remaining 50 percent paid when onshore construction is completed and certain other milestones are achieved. On January 25, 2024, Eversource and Ørsted submitted a new proposal for Sunrise Wind in the New York fourth offshore wind solicitation.

On February 13, 2024, Eversource announced that it has executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction at each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which GIP’s obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Eversource currently expects that South Fork Wind will reach full commercial operation prior to closing of the sale with GIP and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

Factors that could result in Eversource’s total net proceeds from the transaction to be lower or higher include Revolution Wind’s eligibility for federal investment tax credits at other than the anticipated 40 percent level; the ultimate cost of construction and extent of cost overruns for Revolution Wind; delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment; and a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation date of the Revolution Wind project.

Closing a transaction with GIP would be subject to customary conditions, including certain regulatory approvals under the Hart Scott Rodino Act and by the New York Public Service Commission and the FERC, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. Closing of the transaction is currently expected to occur in mid-2024. If closing of the sale is delayed, additional capital contributions made by Eversource would be recovered in the sales price. Under the agreement, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend.

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

In connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected sales price at that time. This established a new cost basis in the investments. Negative developments in the fourth quarter of 2023, including a lower expected sales price, additional projected construction cost increases, and the October 2023 OREC pricing denial for Sunrise Wind, resulted in Eversource conducting an impairment evaluation and recognizing an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) and establishing a new cost basis in the investments as of December 31, 2023. The Eversource statement of income reflects a total pre-tax other-than-temporary impairment charge of $2.17 billion ($1.95 billion after-tax) in its offshore wind investments for the year ended 2023.

The impairment evaluations involved judgments in developing the estimates and timing of the future cash flows arising from the expected sales price of Eversource’s 50 percent interest in the wind projects, including expected sales value from investment tax credit adder amounts, less estimated costs to sell, and uncertainties related to the Sunrise Wind re-bid process in New York’s offshore wind solicitation. Additional assumptions in the fourth quarter assessment included revised projected construction costs and estimated project cost overruns, estimated termination costs, salvage values of Sunrise Wind assets, and the value of the tax equity ownership interest. The assumptions used in the discounted cash flow analyses are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could materially change the impairment charges. The impairment evaluations were based on best information available at the impairment assessment dates. New information from events or circumstances arising after the balance sheet date, such as the January 25, 2024 re-bid of Sunrise Wind in the New York solicitation, are not included in the December 31, 2023 impairment evaluation. All significant inputs into the impairment evaluations were Level 3 fair value measurements.

The expected cash flows arising from the anticipated sales are a significant input in the impairment evaluation. In the fourth quarter of 2023, project construction forecasts were updated, and these new forecasts reflected additional expenditures for construction and scheduling related pressures, including the availability and increased cost of installation vessels and supply chain cost increases related to foundation fabrication. In determining the current fair value of the investments, these updated projections exceeded the previously estimated projections for construction expenditures, which resulted in a revised sales price that was significantly lower than the previous bid value. Another significant assumption in the impairment evaluation includes the probability of payment of future cost overruns on the three wind projects through each project's respective commercial operation date, which would not be recovered in the expected sales price. This assumption was based on construction projections updated in the fourth quarter of 2023 exceeding prior estimates. An increase in expected cost overruns could result in a significant impairment in a future period.

Another key assumption in the impairment model of our offshore wind investments was investment tax credit (“ITC”) adders that were included in the Inflation Reduction Act and were a separate part of the sales price value offered by GIP. An ITC adder is an additional 10 percent of credit value for ITC eligible costs and include two distinct qualifications related to either using domestic sourced materials (domestic content) or construction of an onshore substation in a designated community (energy community). Similar to the base ITC of 30 percent of the eligible costs, any ITC adders generated would be used to reduce an owner’s federal tax liability and could be used to receive tax refunds from prior years as well. Management believes there is a high likelihood that the 10 percent energy community ITC adder is realizable, and that ITC adder would amount to approximately $170 million of additional sales value related to Revolution Wind and that it would qualify for the ITC adder after it reaches commercial operation in 2025. Although management believes the ITC adder value is realizable, there is some uncertainty at this time as to whether or not those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant impairment in a future period.

Another fourth quarter 2023 development included in the impairment evaluation is the key judgment regarding the probability of future cash inflows and outflows associated with the sale or abandonment of the Sunrise Wind project and the expected outcome of the New York fourth offshore wind solicitation in 2024. In June 2023, Sunrise Wind filed a petition with the New York State Public Service Commission for an order authorizing NYSERDA to amend the Sunrise Wind OREC contract to increase the contract price to cover increased costs and inflation. At that time, management expected the contract repricing would be successful given NYSERDA’s public support for pricing adjustments. On October 12, 2023, the New York State Public Service Commission denied this petition. Subsequent to the denial, on November 30, 2023, the general terms of an expedited offshore wind renewable energy solicitation in New York were released. A primary condition for Sunrise Wind to participate in this new solicitation was to agree to terminate its existing OREC agreement. As of December 31, 2023, Eversource and Ørsted were considering whether to submit a new bid for Sunrise Wind, the price at which a new bid would be made, and the probability of success in the new bidding process. The December 31, 2023 impairment evaluation included management’s judgment of the likelihood of possible future scenarios that included the Sunrise Wind project continuing with its existing OREC contract, the project re-bidding and being selected in the new solicitation, the project re-bidding and not being selected, or the project not moving forward. The unfavorable development of the October 2023 denial of the OREC pricing petition, management’s assessment of the likelihood of success in the competitive New York re-bidding process, and the increased costs to build the project, have resulted in management’s assumption that the Sunrise Wind project will ultimately be abandoned, and therefore, no sales value was modeled in the impairment evaluation. Additionally, in the abandonment assumption, management has assumed the loss of contingent sales value associated with any related ITC adders and has estimated future cash outflows for Eversource’s share of cancellation costs required under Sunrise Wind’s supplier contracts, partially offset by expected salvage value and expected cost overruns not incurred in the case of abandonment that are included in the fourth quarter 2023 impairment charge. An increase in expected cancellation costs could result in a significant impairment in a future period.

A summary of the significant estimates and assumptions included in the 2023 impairment charges is as follows:

	Second Quarter 2023	Fourth Quarter 2023	Total
(Millions of Dollars)
Lower expected sales proceeds across all three wind projects	$401	$525	$926
Expected cost overruns not recovered in the sales price	—	441	441
Loss of sales value from the sale price offered by GIP, including loss of ITC adders value, cancellation costs and other impacts assuming Sunrise Wind project is abandoned	—	800	800
Impairment Charges, pre-tax	401	1,766	2,167
Tax Benefit	(70)	(144)	(214)
Impairment Charges, after-tax	$331	$1,622	1,953

A summary of the carrying value by investee and by project as of December 31, 2023 is as follows:

	Investments Expected to be Disposed of			Investment to be Held
	North East Offshore		South Fork Class B Member, LLC	South Fork Wind Holdings, LLC Class A	Total Offshore Wind Investments
(Millions of Dollars)	Sunrise Wind	Revolution Wind
Carrying Value as of December 31, 2023, before Impairment Charge	$699	$799	$299	$485	$2,282
Fourth Quarter 2023 Impairment Charge	(1,218)	(544)	—	(4)	(1,766)
Carrying Value as of December 31, 2023	$(519)	$255	$299	$481	$516

Management will continue to monitor and evaluate all facts and circumstances in the offshore wind sales process and the impact on its investment balance. Adverse changes in facts and circumstances of estimates and timing of future cash flows and the factors described above could result in the recognition of additional, significant impairment charges that could be material to the financial statements.

The impairment charge was a non-cash charge and did not impact Eversource’s cash position. Eversource will continue to make future cash expenditures for required cash contributions to its offshore wind investments up to the time of disposition of each of the offshore wind projects. Capital contributions are expected until the sales are completed and changes in the timing and amounts of these contributions would be adjusted in the sales prices and therefore not result in an additional impairment charge. Proceeds from the transactions will be used to pay off parent company debt. Eversource’s offshore wind investments do not meet the criteria to qualify for presentation as a discontinued operation.

Capital contributions in the offshore wind investments, including the 2023 contribution for the tax equity investment in South Fork Wind, are included in Investments in Unconsolidated Affiliates on the statements of cash flows. Proceeds received from the 2023 sale of the uncommitted lease area and from an October 2023 distribution of $318 million received primarily as a result of being a 50 percent joint owner in the Class B shares of South Fork Wind which was restructured as a tax equity investment, are included in Proceeds from Unconsolidated Affiliates on the statement of cash flows.

As of December 31, 2023, Eversource’s share of underlying equity in net assets of the offshore wind business exceeded the carrying amount of the offshore wind investments as a result of the 2023 impairments. As of December 31, 2022, the carrying amount of Eversource’s offshore wind investments exceeded its share of underlying equity in net assets by $343.1 million. The basis differences as of December 31, 2022 were primarily comprised of $168.9 million of equity method goodwill that was not being amortized, intangible assets for PPAs, and capitalized interest.

Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation totaled $147.6 million and are included in Proceeds from Unconsolidated Affiliates on the statement of cash flows for the year ended December 31, 2023. A portion of the proceeds was used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in 2023. The liquidation benefit received in excess of the investment’s carrying value and the charitable contribution are included in Other Income, Net on the statement of income.

NSTAR Electric: As of December 31, 2023 and 2022, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $9.6 million and $9.3 million, respectively.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$502.7	$37.4	$101.3	$4.9	$500.1	$35.0	$97.5	$4.7
Liabilities Settled During the Year	(24.9)	—	—	—	(22.3)	—	—	—
Accretion	29.2	2.5	4.3	0.3	28.9	2.4	4.1	0.2
Revisions in Estimated Cash Flows	(1.2)	—	(0.8)	—	(4.0)	—	(0.3)	—
Balance as of End of Year	$505.8	$39.9	$104.8	$5.2	$502.7	$37.4	$101.3	$4.9

Eversource's amounts include CYAPC and YAEC's AROs of $315.8 million and $320.5 million as of December 31, 2023 and 2022, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

8.     SHORT-TERM DEBT

Short-Term Debt - Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P and NSTAR Electric is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On November 30, 2023, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2025.  On December 18, 2023, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 31, 2025.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2023, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $483.2 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2023, CL&P had $625.7 million of unsecured debt capacity available under this authorization.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Eversource Parent Commercial Paper Program	$1,771.9	$1,442.2	$228.1	$557.8	5.60%	4.63%
NSTAR Electric Commercial Paper Program	365.8	—	284.2	650.0	5.40%	—%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2023 or 2022.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2023.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023.

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2023 and 2022, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. As of December 31, 2022, there were intercompany loans from Eversource parent to PSNH of $173.3 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)		As of December 31,
	Interest Rate	2023	2022
First Mortgage Bonds:
1994 Series D due 2024	7.875%	$139.8	$139.8
2004 Series B due 2034	5.750%	130.0	130.0
2005 Series B due 2035	5.625%	100.0	100.0
2006 Series A due 2036	6.350%	250.0	250.0
2007 Series B due 2037	5.750%	150.0	150.0
2007 Series D due 2037	6.375%	100.0	100.0
2013 Series A due 2023	2.500%	—	400.0
2014 Series A due 2044	4.300%	475.0	475.0
2015 Series A due 2045	4.150%	350.0	350.0
2017 Series A due 2027	3.200%	500.0	500.0
2018 Series A due 2048	4.000%	800.0	800.0
2020 Series A due 2025	0.750%	400.0	400.0
2021 Series A due 2031	2.050%	425.0	425.0
2023 Series A due 2053	5.250%	500.0	—
2023 Series B due 2033	4.900%	300.0	—
Total First Mortgage Bonds		4,619.8	4,219.8
Less Amounts due Within One Year		(139.8)	(400.0)
Current Portion Classified as Long-Term Debt (1)		139.8	400.0
Commercial Paper Classified as Long-Term Debt (See Note 8, Short-Term Debt)		207.3	—
Unamortized Premiums and Discounts, Net		18.0	21.5
Unamortized Debt Issuance Costs		(30.7)	(24.8)
CL&P Long-Term Debt		$4,814.4	$4,216.5

NSTAR Electric (Millions of Dollars)		As of December 31,
	Interest Rate	2023	2022
Debentures:
2006 Debentures due 2036	5.750%	$200.0	$200.0
2010 Debentures due 2040	5.500%	300.0	300.0
2014 Debentures due 2044	4.400%	300.0	300.0
2015 Debentures due 2025	3.250%	250.0	250.0
2016 Debentures due 2026	2.700%	250.0	250.0
2017 Debentures due 2027	3.200%	700.0	700.0
2019 Debentures due 2029	3.250%	400.0	400.0
2020 Debentures due 2030	3.950%	400.0	400.0
2021 Debentures due 2051	3.100%	300.0	300.0
2021 Debentures due 2031	1.950%	300.0	300.0
2022 Debentures due 2052	4.550%	450.0	450.0
2022 Debentures due 2052	4.950%	400.0	400.0
2023 Debentures due 2028	5.600%	150.0	—
Total Debentures		4,400.0	4,250.0
Notes:
2004 Senior Notes Series B due 2034	5.900%	50.0	50.0
2007 Senior Notes Series D due 2037	6.700%	40.0	40.0
2013 Senior Notes Series G due 2023	3.880%	—	80.0
2016 Senior Notes Series H due 2026	2.750%	50.0	50.0
Total Notes		140.0	220.0
Less Amounts due Within One Year		—	(80.0)
Unamortized Premiums and Discounts, Net		(14.0)	(14.8)
Unamortized Debt Issuance Costs		(29.1)	(30.1)
NSTAR Electric Long-Term Debt		$4,496.9	$4,345.1

PSNH (Millions of Dollars)		As of December 31,
	Interest Rate	2023	2022
First Mortgage Bonds:
2005 Series M due 2035	5.600%	$50.0	$50.0
2013 Series S due 2023	3.500%	—	325.0
2019 Series T due 2049	3.600%	300.0	300.0
2020 Series U due 2050	2.400%	150.0	150.0
2021 Series V due 2031	2.200%	350.0	350.0
2023 Series W due 2053	5.150%	300.0	—
2023 Series X due 2033	5.350%	300.0	—
Total First Mortgage Bonds		1,450.0	1,175.0
Less Amounts due Within One Year		—	(325.0)
Current Portion Classified as Long-Term Debt (1)		—	295.3
Unamortized Premiums and Discounts, Net		(4.9)	(2.5)
Unamortized Debt Issuance Costs		(13.5)	(7.9)
PSNH Long-Term Debt		$1,431.6	$1,134.9

OTHER (Millions of Dollars)				As of December 31,
	Interest Rate			2023	2022
Eversource Parent - Senior Notes due 2024 - 2050	0.800%	-	5.950%	$10,300.0	$8,150.0
Yankee Gas - First Mortgage Bonds due 2024 - 2051	1.380%	-	5.510%	1,015.0	845.0
NSTAR Gas - First Mortgage Bonds due 2025 - 2051	2.250%	-	7.110%	705.0	705.0
EGMA - First Mortgage Bonds due 2028 - 2052	2.110%	-	5.730%	708.0	650.0
Aquarion - Senior Notes due 2024	4.000%			360.0	360.0
Aquarion - Unsecured Notes due 2028 - 2052	3.000%	-	6.430%	527.0	464.7
Aquarion - Secured Debt due 2027 - 2044	1.550%	-	9.290%	39.0	34.4
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)				12.5	11.9
Fair Value Adjustment (2)				19.3	26.2
Less Fair Value Adjustment - Current Portion (2)				(5.5)	(7.0)
Less Amounts due in One Year				(1,810.2)	(1,203.4)
Current Portion Classified as Long-Term Debt (1)				990.9	—
Unamortized Premiums and Discounts, Net				49.7	40.1
Unamortized Debt Issuance Costs				(65.0)	(49.4)
Total Other Long-Term Debt				$12,845.7	$10,027.5

Total Eversource Long-Term Debt				$23,588.6	$19,724.0

(1)     As a result of the CL&P and Eversource parent long-term debt issuances in January 2024, $139.8 million and $990.9 million, respectively, of current portion of long-term debt were reclassified as Long-Term Debt on CL&P’s and Eversource parent’s balance sheets as of December 31, 2023. As a result of the CL&P and PSNH long-term debt issuances in January 2023, $400 million and $295.3 million, respectively, of current portion of long-term debt were reclassified as Long-Term Debt on CL&P’s and PSNH’s balance sheets as of December 31, 2022.

(2)     The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion.

Availability under Long-Term Debt Issuance Authorizations: On June 14, 2022, the DPU approved NSTAR Gas’ request for authorization to issue up to $325 million in long-term debt through December 31, 2024. On November 30, 2022, the PURA approved CL&P's request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2024. As a result of CL&P’s January 2024 long-term debt issuance, CL&P has now fully utilized this authorization. On June 7, 2023, PURA approved Yankee Gas’ request for authorization to issue up to $350 million in long-term debt through December 31, 2024. On November 21, 2023, NSTAR Electric petitioned the DPU requesting authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2023 Series A First Mortgage Bonds	5.25%	$500.0	January 2023	January 2053	Repaid 2013 Series A Bonds at maturity and short-term debt, and paid capital expenditures and working capital
CL&P 2013 Series A First Mortgage Bonds	2.50%	(400.0)	January 2023	January 2023	Paid at maturity
CL&P 2023 Series B First Mortgage Bonds	4.90%	300.0	July 2023	July 2033	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2024 Series A First Mortgage Bonds	4.65%	350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2023 Debentures	5.60%	150.0	September 2023	October 2028	Repaid Series G Senior Notes at maturity and short-term debt and for general corporate purposes
NSTAR Electric 2013 Series G Senior Notes	3.88%	(80.0)	November 2023	November 2023	Paid at maturity
PSNH Series W First Mortgage Bonds	5.15%	300.0	January 2023	January 2053	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	September 2023	October 2033	Repaid Series S Bonds at maturity and for general corporate purposes
PSNH Series S First Mortgage Bonds	3.50%	(325.0)	November 2023	November 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	750.0	March 2023	March 2028	Repaid Series F Senior Notes at maturity and short-term debt
Eversource Parent Series F Senior Notes	2.80%	(450.0)	May 2023	May 2023	Paid at maturity
Eversource Parent Series Z Senior Notes	5.45%	550.0	May 2023	March 2028	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series AA Senior Notes	4.75%	450.0	May 2023	May 2026	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Series BB Senior Notes	5.125%	800.0	May 2023	May 2033	Repaid Series T Senior Notes and Series N Senior Notes at maturity and short-term debt
Eversource Parent Variable Rate Series T Senior Notes	SOFR plus 0.25%	(350.0)	August 2023	August 2023	Paid at maturity
Eversource Parent Series CC Senior Notes	5.95%	800.0	November 2023	February 2029	Repaid Series N Senior Notes at maturity and short-term debt
Eversource Parent Series N Senior Notes	3.80%	(400.0)	December 2023	December 2023	Paid at maturity
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Yankee Gas Series V First Mortgage Bonds	5.51%	170.0	August 2023	August 2030	Repaid short-term debt and general corporate purposes
EGMA Series D First Mortgage Bonds	5.73%	58.0	November 2023	November 2028	Repaid short-term debt, paid capital expenditures and working capital
Aquarion Water Company of Connecticut Senior Notes	5.89%	50.0	September 2023	October 2043	Repaid existing indebtedness, paid capital expenditures and general corporate purposes

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

No long-term debt defaults have occurred as of December 31, 2023.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel). CYAPC has partially paid this obligation and recorded an accrual for its remaining liability to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. As of December 31, 2023 and 2022, as a result of consolidating CYAPC, Eversource has consolidated $12.5 million and $11.9 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. The obligation includes accumulated interest costs of $9.5 million and $8.8 million as of December 31, 2023 and 2022, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2024 through 2028 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2023:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2024	$1,950.0	$139.8	$—	$—
2025	1,400.2	400.0	250.0	—
2026	1,390.2	—	300.0	—
2027	2,539.2	500.0	700.0	—
2028	1,978.5	—	150.0	—
Thereafter	15,005.7	3,580.0	3,140.0	1,450.0
Total	$24,263.8	$4,619.8	$4,540.0	$1,450.0

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

(Millions of Dollars)	As of December 31,
PSNH Balance Sheets:	2023	2022
Restricted Cash - Current Portion (included in Current Assets)	$30.0	$32.4
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	392.5	435.7
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.3	6.0
Accrued Interest (included in Other Current Liabilities)	6.3	6.9
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	367.3	410.5

(Millions of Dollars) PSNH Income Statements:	For the Years Ended December 31,
	2023	2022	2021
Amortization of RRB Principal (included in Amortization of Regulatory (Liabilities)/Assets, Net)	$43.2	$43.2	$43.2
Interest Expense on RRB Principal (included in Interest Expense)	15.7	17.0	18.4

Estimated principal payments on RRBs as of December 31, 2023, is summarized annually through 2028 and thereafter as follows:

(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
PSNH	$43.2	$43.2	$43.2	$43.2	$43.2	$194.5	$410.5

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

	Pension and SERP
	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,220.1)	$(1,030.0)	$(1,110.4)	$(556.2)	$(6,729.7)	$(1,330.9)	$(1,448.4)	$(721.0)
Service Cost	(43.1)	(12.3)	(7.8)	(4.3)	(70.1)	(18.7)	(13.8)	(6.9)
Interest Cost	(254.0)	(50.5)	(53.9)	(27.3)	(154.5)	(31.3)	(32.8)	(16.9)
Actuarial (Loss)/Gain	(110.4)	(19.7)	(17.6)	(11.6)	1,385.8	284.1	295.5	156.7
Benefits Paid - Pension	317.3	66.1	76.7	35.7	302.5	63.3	68.4	33.9
Benefits Paid - Lump Sum	28.9	—	5.3	1.0	33.0	—	14.8	1.0
Benefits Paid - SERP	43.0	0.3	0.2	0.4	12.9	0.3	0.2	0.4
Employee Transfers	—	(2.4)	0.5	—	—	3.2	5.7	(3.4)
Benefit Obligation as of End of Year	$(5,238.4)	$(1,048.5)	$(1,107.0)	$(562.3)	$(5,220.1)	$(1,030.0)	$(1,110.4)	$(556.2)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$5,806.4	$1,172.0	$1,418.8	$618.0	$6,495.5	$1,323.8	$1,596.0	$694.6
Employer Contributions	5.0	—	—	—	80.0	—	15.0	—
Actual Return on Pension Plan Assets	309.8	61.7	75.3	32.7	(433.6)	(85.3)	(103.3)	(45.1)
Benefits Paid - Pension	(317.3)	(66.1)	(76.7)	(35.7)	(302.5)	(63.3)	(68.4)	(33.9)
Benefits Paid - Lump Sum	(28.9)	—	(5.3)	(1.0)	(33.0)	—	(14.8)	(1.0)
Employee Transfers	—	2.4	(0.5)	—	—	(3.2)	(5.7)	3.4
Fair Value of Pension Plan Assets as of End of Year	$5,775.0	$1,170.0	$1,411.6	$614.0	$5,806.4	$1,172.0	$1,418.8	$618.0
Funded Status as of December 31st	$536.6	$121.5	$304.6	$51.7	$586.3	$142.0	$308.4	$61.8

Actuarial (Loss)/Gain: For the year ended December 31, 2023, the actuarial loss was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource's Pension and SERP Plans’ projected benefit obligation of $98.9 million. For the year ended December 31, 2022, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's Pension and SERP Plans’ projected benefit obligation of $1.48 billion.

As of December 31, 2023 and 2022, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2023	$4,936.8	$977.8	$1,051.9	$522.1
2022	4,911.6	960.7	1,055.1	516.9

	PBOP
	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(693.7)	$(127.9)	$(189.5)	$(74.6)	$(884.3)	$(165.5)	$(238.4)	$(92.3)
Service Cost	(7.6)	(1.3)	(1.2)	(0.7)	(11.6)	(2.0)	(2.0)	(1.1)
Interest Cost	(33.8)	(6.2)	(9.2)	(3.7)	(20.2)	(3.7)	(5.3)	(2.2)
Actuarial Gain/(Loss)	5.0	4.4	(5.8)	0.8	173.6	33.0	39.4	15.2
Benefits Paid	52.7	10.0	16.7	6.1	52.1	10.4	16.6	6.0
Employee Transfers	—	—	0.5	(0.1)	—	(0.1)	0.2	(0.2)
Plan Amendment	1.4	0.4	0.2	0.2	—	—	—	—
Impact of Acquisitions	—	—	—	—	(3.3)	—	—	—
Benefit Obligation as of End of Year	$(676.0)	$(120.6)	$(188.3)	$(72.0)	$(693.7)	$(127.9)	$(189.5)	$(74.6)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$970.1	$120.6	$456.1	$72.3	$1,138.3	$145.7	$530.0	$88.0
Actual Return on Plan Assets	104.7	12.6	52.3	8.3	(119.6)	(15.0)	(57.0)	(9.8)
Employer Contributions	1.9	—	—	—	3.1	—	—	—
Benefits Paid	(52.3)	(10.0)	(16.7)	(6.1)	(51.7)	(10.4)	(16.6)	(6.0)
Employee Transfers	—	(0.2)	(1.3)	0.2	—	0.3	(0.3)	0.1
Fair Value of Plan Assets as of End of Year	$1,024.4	$123.0	$490.4	$74.7	$970.1	$120.6	$456.1	$72.3
Funded Status as of December 31st	$348.4	$2.4	$302.1	$2.7	$276.4	$(7.3)	$266.6	$(2.3)

Actuarial Gain/(Loss): For the year ended December 31, 2023, the actuarial gain was primarily attributable to changes to termination, retirement, and dependency rates that were updated as a result of an experience study performed in 2023, updated census data, changes to plan provisions, and other assumption changes, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $17 million. The actuarial gain was partially offset by a decrease in the discount rate, which resulted in an increase to the Eversource PBOP projected benefit obligation of $12 million. For the year ended December 31, 2022, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $180.1 million.

A reconciliation of the prepaid assets and liabilities within the Eversource Pension, SERP and PBOP Plans’ funded status to the balance sheets is as follows:

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Prepaid Pension	$672.2	$127.4	$306.5	$56.3	$756.7	$147.9	$310.2	$66.4
Prepaid PBOP	356.0	2.4	302.1	2.7	288.8	—	266.6	—
Prepaid Pension and PBOP	$1,028.2	$129.8	$608.6	$59.0	$1,045.5	$147.9	$576.8	$66.4

Accrued Pension	$—	$—	$—	$—	$3.7	$—	$—	$—
Accrued SERP	135.6	5.9	1.9	4.6	166.7	5.9	1.8	4.6
Accrued PBOP	7.6	—	—	—	12.4	7.3	—	2.3
Less: Accrued SERP - current portion	(19.4)	(0.3)	(0.2)	(0.4)	(47.3)	(0.3)	(0.2)	(0.4)
Accrued Pension, SERP and PBOP	$123.8	$5.6	$1.7	$4.2	$135.5	$12.9	$1.6	$6.5

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2023			2022			2023			2022
Discount Rate	4.9%	—	5.0%	5.1%	—	5.2%	5.0%	—	5.2%	5.2%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 6.75 percent, with an ultimate rate of 5 percent in 2031, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

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

	Pension and SERP				PBOP
	For the Year Ended December 31, 2023				For the Year Ended December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$43.1	$12.3	$7.8	$4.3	$7.6	$1.3	$1.2	$0.7
Interest Cost	254.0	50.5	53.9	27.3	33.8	6.2	9.2	3.7
Expected Return on Plan Assets	(465.0)	(94.2)	(113.8)	(49.5)	(77.1)	(9.4)	(36.9)	(5.5)
Actuarial Loss	45.8	2.5	17.1	1.5	—	—	—	—
Prior Service Cost/(Credit)	1.3	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	12.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(108.4)	$(28.9)	$(34.7)	$(16.4)	$(57.3)	$(0.8)	$(43.5)	$(0.7)
Intercompany Income Allocations	N/A	$(4.0)	$(3.0)	$(0.8)	N/A	$(1.9)	$(2.1)	$(0.7)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2022				For the Year Ended December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$70.1	$18.7	$13.8	$6.9	$11.6	$2.0	$2.0	$1.1
Interest Cost	154.5	31.3	32.8	16.9	20.2	3.7	5.3	2.2
Expected Return on Plan Assets	(523.6)	(106.3)	(128.4)	(56.1)	(89.9)	(11.4)	(42.4)	(6.7)
Actuarial Loss	116.0	16.2	32.8	7.9	—	—	—	—
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.7)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Income	$(181.6)	$(40.1)	$(48.7)	$(24.4)	$(79.8)	$(4.6)	$(52.1)	$(3.0)
Intercompany Income Allocations	N/A	$(16.0)	$(12.4)	$(3.6)	N/A	$(3.7)	$(3.6)	$(1.2)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2021				For the Year Ended December 31, 2021
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$85.8	$23.0	$15.8	$8.9	$13.5	$2.3	$2.4	$1.2
Interest Cost	130.0	27.3	26.8	14.5	17.4	3.2	4.4	1.8
Expected Return on Plan Assets	(437.5)	(86.8)	(108.1)	(47.5)	(79.1)	(10.3)	(36.9)	(6.1)
Actuarial Loss	243.9	45.5	61.6	20.7	8.9	1.8	2.4	0.7
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.2)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Expense/(Income)	$23.6	$9.0	$(3.6)	$(3.4)	$(60.5)	$(1.9)	$(44.7)	$(2.0)
Intercompany Expense/(Income) Allocations	N/A	$8.0	$8.8	$2.7	N/A	$(1.6)	$(1.9)	$(0.6)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2023			2022			2021			2023			2022			2021
Discount Rate	4.9%	—	5.3%	2.2%	—	3.2%	1.5%	—	3.0%	5.1%	—	5.4%	2.3%	—	3.3%	1.8%	—	3.1%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension Plan, the expected long-term rate of return was 7.94 percent and 7 percent for the years ended December 31, 2023 and 2022, respectively. For the Aquarion PBOP Plan the expected long-term rate of return was 7 percent for the years ended December 31, 2023 and 2022 and the health care cost trend rate was a range of 3.5 percent to 7 percent for the year ended December 31, 2023 and 3.5 percent to 6.5 percent for the year ended December 31, 2022.

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

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Actuarial (Gain)/Loss Arising During the Year	$251.1	$(431.6)	$14.0	$4.6	$(32.0)	$36.8	$(0.3)	$(0.8)
Actuarial Loss Reclassified as Net Periodic Benefit Expense	(38.8)	(107.0)	(7.0)	(9.0)	—	—	—	—
Settlement Loss	—	—	(12.4)	—	—	—	—	—
Prior Service Credit Arising During the Year	—	—	—	—	(0.9)	—	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.2)	(1.2)	(0.1)	(0.2)	21.8	21.8	(0.2)	(0.1)

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2023 and 2022:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2023	2022	2023	2022
Pension and SERP
Actuarial Loss	$1,101.0	$888.7	$56.5	$61.9
Prior Service Cost	2.9	4.1	0.3	0.4
PBOP
Actuarial Loss	$49.8	$81.8	$2.4	$2.7
Prior Service (Credit)/Cost	(87.4)	(108.3)	0.7	0.9

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

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2024	2025	2026	2027	2028	2029 - 2033
Pension and SERP	$370.2	$367.1	$370.8	$373.8	$375.0	$1,864.3
PBOP	55.2	54.7	53.8	52.8	51.8	241.1

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, there is no minimum funding requirement for our Eversource Service Pension Plan in 2024 and we do not expect to make pension contributions in 2024. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2024.

Eversource contributed $5.0 million and $1.9 million to the Aquarion Pension and PBOP Plans, respectively, in 2023. Eversource currently estimates contributing $5.0 million and $2.4 million to the Aquarion Pension and PBOP Plans, respectively, in 2024.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment guidelines for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension Plan assets, the Eversource Service PBOP Plan assets and the Aquarion Pension Plan assets, and a 7 percent long-term rate of return for the Aquarion PBOP Plan, to estimate its 2024 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2023			2022
	Target Asset Allocation		Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
	Eversource Pension Plan	Eversource PBOP Plan	Eversource Pension Plan and PBOP Plan	Eversource Pension Plan and PBOP Plan

Equity Securities:
United States	—%	20.0%	8.5%	15.0%	8.5%
Global	20.0%	—%	8.75%	10.0%	8.75%
Non-United States	—%	11.0%	8.5%	8.0%	8.5%
Emerging Markets	—%	6.0%	10.0%	4.0%	10.0%
Debt Securities:
Fixed Income	16.0%	17.0%	5.5%	13.0%	4.0%
Public High Yield Fixed Income	5.0%	—%	7.5%	4.0%	6.5%
United States Treasuries	11.0%	—%	4.5%	—%	—%
Private Debt	10.0%	13.0%	10.0%	13.0%	9.0%
Private Equity	23.0%	18.0%	12.0%	18.0%	12.0%
Real Assets	15.0%	15.0%	7.5%	15.0%	7.5%

The following tables present, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2023				2022
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$374.0	$—	$853.0	$1,227.0	$407.7	$—	$1,102.2	$1,509.9
Fixed Income (1)	354.6	340.9	1,516.4	2,211.9	277.1	78.5	1,598.8	1,954.4
Private Equity	—	—	1,685.3	1,685.3	—	—	1,684.9	1,684.9
Real Assets	173.6	—	722.1	895.7	181.8	—	731.0	912.8
Total	$902.2	$340.9	$4,776.8	$6,019.9	$866.6	$78.5	$5,116.9	$6,062.0
Less: 401(h) PBOP Assets (2)				(244.9)				(255.6)
Total Pension Assets				$5,775.0				$5,806.4

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2023				2022
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$139.1	$—	$212.1	$351.2	$153.2	$—	$183.5	$336.7
Fixed Income	33.4	43.0	159.8	236.2	18.2	40.2	141.1	199.5
Private Equity	—	—	87.7	87.7	—	—	70.9	70.9
Real Assets	70.5	—	33.9	104.4	71.2	—	36.2	107.4
Total	$243.0	$43.0	$493.5	$779.5	$242.6	$40.2	$431.7	$714.5
Add: 401(h) PBOP Assets (2)				244.9				255.6
Total PBOP Assets				$1,024.4				$970.1

(1)     Fixed Income investments classified as Level 1 as of December 31, 2023 and 2022 include pending purchases and pending redemption settlements of $31 million and $138 million, respectively.

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

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2023	$67.3	$9.0	$13.7	$5.4
2022	59.9	7.7	12.8	4.8
2021	55.5	7.0	12.2	4.3

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 7,400,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2023 and 2022, Eversource had 4,587,376 and 903,183 common shares, respectively, available for issuance under these plans.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	629,734	$68.52
Granted	248,124	$76.42
Shares Issued	(181,409)	$87.09
Forfeited	(24,207)	$83.43
Outstanding as of December 31, 2023	672,242	$65.89

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2023, 2022 and 2021 was $76.42, $85.96 and $81.89, respectively.  As of December 31, 2023 and 2022, the number and weighted average grant-date fair value of unvested RSUs was 326,581 and $80.76 per share, and 300,592 and $87.21 per share, respectively.  During 2023, there were 199,145 RSUs at a weighted average grant-date fair value of $86.92 per share that vested during the year and were either paid or deferred.  As of December 31, 2023, 345,661 RSUs were fully vested and deferred and an additional 310,252 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	547,290	$87.49
Granted	278,983	$83.39
Shares Issued	(125,677)	$90.49
Forfeited	(36,172)	$85.13
Outstanding as of December 31, 2023	664,424	$85.33

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2023, 2022 and 2021 was $83.39, $83.34 and $76.08, respectively.  As of December 31, 2023 and 2022, the number and weighted average grant-date fair value of unvested performance shares was 485,480 and $85.20 per share, and 457,069 and $88.43 per share, respectively.  During 2023, there were 214,742 performance shares at a weighted average grant-date fair value of $89.70 per share that vested during the year and were either paid or deferred.  As of December 31, 2023, 178,944 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Compensation Expense	$27.8	$33.4	$28.2
Future Income Tax Benefit	7.3	8.7	7.3

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$8.7	$8.7	$3.0	$10.0	$10.7	$3.6	$8.8	$9.0	$3.0
Future Income Tax Benefit	2.3	2.3	0.8	2.6	2.8	0.9	2.3	2.3	0.8
As of December 31, 2023, there was $31.3 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $5.8 million for CL&P, $8.6 million for NSTAR Electric, and $1.9 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.81 years for Eversource, CL&P, NSTAR Electric and PSNH.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards. The Company issues treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the year ended December 31, 2023, a tax deficiency associated with the distribution of stock compensation awards increased income tax expense by $0.5 million, which decreased cash flows from operating activities on the statements of cash flows. For the years ended December 31, 2022 and 2021, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $2.1 million and $4.0 million, respectively, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2023	2022	2021
Actuarially-Determined Liability	$32.6	$43.4	$42.8
Other Retirement Benefits Expense (1)	2.6	10.9	2.2

	As of and For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.2	$—	$1.1	$0.2	$0.1	$1.3	$0.2	$0.1	$1.5
Other Retirement Benefits Expense (1)	0.8	0.8	0.4	4.0	3.7	1.3	0.7	0.7	0.3
(1)    Other Retirement Benefits Expense in 2022 includes a one-time special retirement benefit payable of $9.2 million, which was paid in 2023.

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2023	2022	2021
Current Income Taxes:
Federal	$75.8	$95.8	$21.5
State	0.6	13.6	(21.6)
Total Current	76.4	109.4	(0.1)
Deferred Income Taxes, Net:
Federal	(0.9)	198.8	199.7
State	86.3	148.0	147.4
Total Deferred	85.4	346.8	347.1
Investment Tax Credits, Net	(2.1)	(2.6)	(2.8)
Income Tax Expense	$159.7	$453.6	$344.2

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$(10.8)	$50.7	$(40.0)	$106.2	$55.0	$29.6	$15.0	$52.3	$43.1
State	(2.3)	7.8	(20.0)	20.1	8.7	5.9	(7.0)	6.2	10.8
Total Current	(13.1)	58.5	(60.0)	126.3	63.7	35.5	8.0	58.5	53.9
Deferred Income Taxes, Net:
Federal	130.3	50.1	81.2	17.2	35.6	5.9	76.3	16.3	(14.9)
State	53.7	46.1	37.8	28.2	42.4	9.9	47.6	41.2	0.4
Total Deferred	184.0	96.2	119.0	45.4	78.0	15.8	123.9	57.5	(14.5)
Investment Tax Credits, Net	—	(1.7)	—	(0.5)	(1.7)	—	(0.6)	(1.7)	—
Income Tax Expense	$170.9	$153.0	$59.0	$171.2	$140.0	$51.3	$131.3	$114.3	$39.4

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2023	2022	2021
(Loss)/Income Before Income Tax Expense	$(275.0)	$1,866.0	$1,572.3

Statutory Federal Income Tax Expense at 21%	(57.7)	391.9	330.2
Tax Effect of Differences:
Depreciation	(25.8)	(17.1)	(18.1)
Investment Tax Credit Amortization	(2.1)	(2.6)	(2.8)
State Income Taxes, Net of Federal Impact	(11.4)	75.9	54.4
Dividends on ESOP	(5.3)	(5.1)	(5.1)
Tax Asset Valuation Allowance/Reserve Adjustments	295.8	51.6	44.6
Tax Deficiency/(Excess Stock Benefit)	0.5	(2.1)	(4.0)
EDIT Amortization	(51.5)	(49.1)	(69.1)
Other, Net	17.2	10.2	14.1
Income Tax Expense	$159.7	$453.6	$344.2
Effective Tax Rate	(58.1)%	24.3%	21.9%
.

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$689.6	$697.5	$254.7	$704.1	$632.4	$222.9	$533.0	$590.9	$189.8

Statutory Federal Income Tax Expense at 21%	144.9	146.5	53.5	147.9	132.8	46.8	111.9	124.1	39.9
Tax Effect of Differences:
Depreciation	(5.6)	(8.8)	(1.0)	(3.7)	(4.2)	0.9	(6.4)	(3.4)	(0.2)
Investment Tax Credit Amortization	—	(1.7)	—	(0.5)	(1.7)	—	(0.6)	(1.7)	—
State Income Taxes, Net of Federal Impact	(10.7)	42.5	14.1	(6.6)	40.3	12.5	(4.6)	37.5	8.9
Tax Asset Valuation Allowance/Reserve Adjustments	51.3	—	—	44.7	—	—	36.7	—	—
Tax Deficiency/(Excess Stock Benefit)	0.2	0.2	0.1	(0.7)	(0.8)	(0.3)	(1.5)	(1.4)	(0.5)
EDIT Amortization	(10.5)	(28.4)	(6.8)	(9.2)	(29.2)	(7.7)	(9.8)	(43.2)	(10.5)
Other, Net	1.3	2.7	(0.9)	(0.7)	2.8	(0.9)	5.6	2.4	1.8
Income Tax Expense	$170.9	$153.0	$59.0	$171.2	$140.0	$51.3	$131.3	$114.3	$39.4
Effective Tax Rate	24.8%	21.9%	23.2%	24.3%	22.1%	23.0%	24.6%	19.3%	20.8%

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

	As of December 31,
	2023				2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$244.5	$29.9	$66.8	$13.0	$228.9	$25.3	$57.4	$11.6
Derivative Liabilities	33.0	33.0	—	—	53.8	53.8	—	—
Regulatory Deferrals - Liabilities	452.0	94.4	291.5	23.8	529.5	146.6	285.7	42.1
Allowance for Uncollectible Accounts	143.8	79.6	21.5	3.9	125.5	60.5	20.7	7.9
Tax Effect - Tax Regulatory Liabilities	739.0	320.7	227.1	95.5	762.9	324.6	241.8	97.8
Net Operating Loss Carryforwards	13.8	—	—	—	16.7	—	—	—
Purchase Accounting Adjustment	56.7	—	—	—	62.0	—	—	—
Equity Method Wind Investments	584.9	—	—	—	—	—	—	—
Other	200.1	125.3	25.0	23.4	176.6	109.5	20.5	21.3
Total Deferred Tax Assets	2,467.8	682.9	631.9	159.6	1,955.9	720.3	626.1	180.7
Less: Valuation Allowance (1)	328.1	80.6	—	—	82.8	63.3	—	—
Net Deferred Tax Assets	$2,139.7	$602.3	$631.9	$159.6	$1,873.1	$657.0	$626.1	$180.7
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$5,103.3	$1,703.4	$1,728.6	$566.5	$4,793.7	$1,602.0	$1,643.7	$523.8
Property Tax Accruals	95.0	42.0	39.8	6.3	95.3	40.7	41.3	6.7
Regulatory Amounts:
Regulatory Deferrals - Assets	1,512.3	470.0	474.5	250.3	1,251.9	406.4	407.9	165.2
Tax Effect - Tax Regulatory Assets	284.0	191.9	10.5	8.3	271.7	185.6	10.7	7.9
Goodwill-related Regulatory Asset - 1999 Merger	72.2	—	61.9	—	76.8	—	65.9	—
Employee Benefits	282.0	38.8	146.7	16.8	305.5	45.0	140.8	18.7
Derivative Assets	6.4	6.4	—	—	10.5	10.5	—	—
Other	88.2	9.9	19.5	2.9	135.6	6.8	16.7	21.2
Total Deferred Tax Liabilities	$7,443.4	$2,462.4	$2,481.5	$851.1	$6,941.0	$2,297.0	$2,327.0	$743.5

(1)    As of December 31, 2023, the Eversource Valuation Allowance of $328.1 million includes $224.0 million related to the impairment of Eversource’s offshore wind investments.

2022 Federal Legislation: On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This is a broad package of legislation that includes incentives and support for clean energy resource development. Most notable for Eversource, the investment tax credit (ITC) on offshore wind projects increases from 30 percent to 40 percent if certain requirements for labor and domestic content are met. The act also re-establishes the production tax credit for solar and wind energy projects, gives increased credit for projects in certain communities, and sets credits for qualifying clean energy generation and energy storage projects. The tax provisions of the IRA provide additional incentives for offshore wind projects and could reduce retail electricity costs for our customers related to those clean energy investments. The IRA includes other tax provisions focused on implementing a 15 percent minimum tax on adjusted financial statement income and a one percent excise tax on corporate share repurchases. The Department of Treasury and the Internal Revenue Service issued some guidance during 2023; however, they are expected to issue additional needed guidance with respect to the application of the newly enacted IRA provisions in the future. We will continue to monitor and evaluate impacts on our consolidated financial statements. We currently do not expect the alternative minimum tax change to have a material impact on our earnings, financial condition or cash flows.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2023					2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
State Net Operating Loss	$243.4	$—	$—	$—	2023 - 2041	$288.1	$—	$—	$—	2022 - 2041
State Tax Credit	228.5	157.5	—	—	2023 - 2028	204.5	137.7	—	—	2022 - 2027
State Charitable Contribution	7.9	—	—	—	2023 - 2027	20.1	—	—	—	2022 - 2026

In 2023, the Company increased its valuation allowance reserve for state credits by $21.3 million ($17.3 million for CL&P), net of tax, to reflect an update for expiring tax credits. In 2022, the Company increased its valuation allowance reserve for state credits by $21.3 million ($18.8 million for CL&P), net of tax, to reflect an update for expiring tax credits.

For 2023, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $104.1 million (net of tax) and for 2022, state credit and state loss carryforwards were partially reserved by a valuation allowance of $82.8 million (net of tax).

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2021	$61.8	$25.8
Gross Increases - Current Year	11.3	3.8
Gross Decreases - Prior Year	(0.3)	(0.6)
Lapse of Statute of Limitations	(7.0)	(2.8)
Balance as of December 31, 2021	65.8	26.2
Gross Increases - Current Year	11.5	3.5
Gross Decreases - Prior Year	(2.4)	(0.9)
Lapse of Statute of Limitations	(7.8)	(3.3)
Balance as of December 31, 2022	67.1	25.5
Gross Increases - Current Year	23.4	4.0
Gross Increases - Prior Year	0.1	0.1
Gross Decreases - Prior Year	(0.1)	—
Lapse of Statute of Limitations	(9.2)	(3.8)
Balance as of December 31, 2023	$81.3	$25.8

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded. The amount of interest expense recognized on uncertain tax positions was $0.3 million for the year ended December 31, 2023. There was no interest expense/(income) recognized on uncertain tax positions for the years ended December 31, 2022 or 2021. Accrued interest payable was $0.4 million and $0.1 million as of December 31, 2023 and 2022, respectively.

Tax Positions:  During 2023 and 2022, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2023:

Description	Tax Years
Federal	2023
Connecticut	2020 - 2023
Massachusetts	2020 - 2023
New Hampshire	2020 - 2023

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2022	$115.4	$13.9	$3.3	$6.3
Additions	12.6	0.9	0.4	0.5
Payments/Reductions	(5.4)	(0.9)	(0.3)	(0.7)
Balance as of December 31, 2022	122.6	13.9	3.4	6.1
Additions	16.8	2.6	2.5	1.7
Payments/Reductions	(11.2)	(2.7)	(0.5)	(0.2)
Balance as of December 31, 2023	$128.2	$13.8	$5.4	$7.6

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2023	65	16	12	8
2022	59	13	10	8

The increase in the reserve balance was due primarily to the addition of one environmental site at NSTAR Gas, two additional sites at NSTAR Electric, three additional sites at CL&P, and changes in cost estimates at certain MGP sites at our natural gas companies and PSNH for which additional remediation will be required.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $117.1 million and $112.6 million as of December 31, 2023 and 2022, respectively, and related primarily to the natural gas business segment.

As of December 31, 2023, for 19 environmental sites (11 for CL&P and 1 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2023, $39.9 million (including $12.6 million for CL&P and $0.3 million for NSTAR Electric) had been accrued as a liability for these sites.

As of December 31, 2023, for 7 environmental sites (1 for CL&P) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2023, $29.4 million (including $0.4 million for CL&P) has been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $17.7 million ($0.5 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2023, for the remaining 39 environmental sites (including 4 for CL&P, 11 for NSTAR Electric and 8 for PSNH) that are included in the Company's reserve for environmental costs, the $58.9 million accrual (including $0.8 million for CL&P, $5.1 million for NSTAR Electric and $7.6 million for PSNH) represents management's best estimate of the probable liability and no additional loss is estimable at this time.

PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2023 are as follows:

Eversource
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy Purchase Contracts	$769.4	$863.0	$867.9	$897.6	$893.1	$5,368.8	$9,659.8
Natural Gas Procurement	423.2	402.3	317.8	264.8	236.0	1,211.8	2,855.9
Purchased Power and Capacity	86.7	75.2	2.9	2.7	2.7	4.5	174.7
Peaker CfDs	17.2	14.1	12.8	9.1	6.8	43.7	103.7
Transmission Support Commitments	19.3	22.2	27.4	31.1	31.1	31.1	162.2
Total	$1,315.8	$1,376.8	$1,228.8	$1,205.3	$1,169.7	$6,659.9	$12,956.3

CL&P
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy Purchase Contracts	$618.8	$628.3	$628.0	$631.2	$632.2	$2,087.8	$5,226.3
Purchased Power and Capacity	83.8	72.4	0.1	—	—	—	156.3
Peaker CfDs	17.2	14.1	12.8	9.1	6.8	43.7	103.7
Transmission Support Commitments	7.6	8.8	10.8	12.3	12.3	12.3	64.1
Total	$727.4	$723.6	$651.7	$652.6	$651.3	$2,143.8	$5,550.4

NSTAR Electric
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy Purchase Contracts	$123.0	$202.9	$206.5	$209.3	$205.1	$2,983.5	$3,930.3
Purchased Power and Capacity	2.9	2.8	2.8	2.7	2.7	4.5	18.4
Transmission Support Commitments	7.6	8.7	10.8	12.3	12.3	12.3	64.0
Total	$133.5	$214.4	$220.1	$224.3	$220.1	$3,000.3	$4,012.7

PSNH
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy Purchase Contracts	$27.6	$31.8	$33.4	$57.1	$55.8	$297.5	$503.2
Transmission Support Commitments	4.1	4.7	5.8	6.5	6.5	6.5	34.1
Total	$31.7	$36.5	$39.2	$63.6	$62.3	$304.0	$537.3

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts for the purchase of energy supply, the amounts of which vary with customers' energy needs.

Renewable Energy Purchase Contracts:  Renewable energy purchase contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2044 for CL&P and NSTAR Electric and 2033 for PSNH.

Renewable Energy and Purchase Contracts includes long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts to purchase electricity generated by this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated energy costs under this contract are expected to begin when the facilities are in service in 2024 and range between $100 million and $200 million per year under NSTAR Electric’s 20-year contract, totaling approximately $2.6 billion.

As required by 2018 regulation, CL&P and UI each entered into PURA-approved ten-year contracts in 2019 to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility, which represents a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). Also as required by 2018 regulation, CL&P and UI each entered into PURA-approved eight-year contracts in 2019 to purchase a combined amount of approximately 18 percent of the Seabrook Nuclear Power Plant’s output (approximately 15 percent by CL&P) beginning January 1, 2022. The total estimated remaining future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $2.4 billion and are reflected in the table above. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and the DPU, respectively, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities, such as the long-term commitments of NSTAR Electric pertaining to the Massachusetts Clean Energy 83D contract entered into in 2018.

Natural Gas Procurement:  Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies, which extend through 2045.

Purchased Power and Capacity:  These contracts include capacity CfDs with generation facilities at CL&P through 2026, and various IPP contracts or purchase obligations for electricity which extend through 2024 for CL&P and 2031 for NSTAR Electric. CL&P's portion of the costs and benefits under these capacity contracts are recovered from, or refunded to, CL&P's customers.

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

Transmission Support Commitments:  Along with other New England utilities, CL&P, NSTAR Electric and PSNH have entered into agreements to support the costs of, and receive rights to use, transmission and terminal facilities that import electricity from the Hydro-Québec system in Canada. CL&P, NSTAR Electric and PSNH are obligated to pay, over a 20-year period ending in 2040, their proportionate shares of the annual operation and maintenance expenses and capital costs of those facilities.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Renewable Energy Purchase Contracts	$581.4	$678.1	$609.2
Natural Gas Procurement	695.8	1,042.8	712.7
Purchased Power and Capacity	69.0	61.6	56.4
Peaker CfDs	20.1	13.4	24.3
Transmission Support Commitments	14.2	12.7	15.4

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy Purchase Contracts	$474.1	$60.0	$47.3	$513.2	$90.8	$74.1	$457.1	$84.7	$67.4
Purchased Power and Capacity	65.5	2.9	0.6	57.7	3.0	0.9	53.1	3.0	0.3
Peaker CfDs	20.1	—	—	13.4	—	—	24.3	—	—
Transmission Support Commitments	5.6	5.6	3.0	5.0	5.0	2.7	6.1	6.0	3.3

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. The DOE Phase V trial is expected to begin in the spring of 2024.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $4.4 million and $4.2 million as of December 31, 2023 and 2022, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of December 31, 2023
Company (Obligor)	Description	Maximum Exposure (in millions)
North East Offshore, LLC, Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$1,941.1
Eversource Investment LLC and South Fork Class B Member, LLC	Funding and indemnification obligations of South Fork Wind and North East Offshore, LLC (2)	485.9
Sunrise Wind LLC	OREC capacity production (3)	11.0
South Fork Wind, LLC	Power Purchase Agreement Security (4)	7.1
Eversource Investment LLC	Letters of Credit (5)	15.2
Eversource TEI LLC	South Fork Wind Tax Equity (6)	—
Various	Surety bonds (7)	38.8
Sunrise Wind LLC	Surety bonds (8)	20.5

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliates, North East Offshore, LLC (NEO), Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC, under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $3.03 billion. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between May 2024 and October 2028 and (ii) full performance of the guaranteed obligations. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation.

(2)    Eversource parent issued guarantees on behalf of its wholly-owned subsidiary Eversource Investment LLC (EI), which holds Eversource's investments in offshore wind-related equity method investments, and on behalf of its 50 percent-owned affiliate, South Fork Class B Member, LLC, whereby Eversource parent will guarantee each entity’s performance of certain capital expenditure funding obligations during the construction phases of the South Fork Wind project and NEO’s underlying offshore wind projects. Eversource parent also guaranteed certain indemnification obligations of EI associated with third party credit support for EI’s investment in NEO. These guarantees will not exceed $1.52 billion and expire upon the full performance of the guaranteed obligations.

(3)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, Sunrise Wind LLC, whereby Eversource parent will guarantee Sunrise Wind LLC's performance of certain obligations, in an amount not to exceed $15.4 million, under the Offshore Wind Renewable Energy Certificate Purchase and Sale Agreement (the Agreement). The Agreement was executed by and between the New York State Energy Research and Development Authority (NYSERDA) and Sunrise Wind LLC. The guarantee expires upon the full performance of the guaranteed obligations. Effective January 1, 2024, the maximum exposure under the guarantee increased from $11.0 million to $15.4 million.

(4)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guaranteed obligations.

(5)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of December 31, 2023, EI has issued letters of credit on behalf of South Fork Wind, LLC, Sunrise Wind LLC and Revolution Wind, LLC totaling $15.2 million. In January 2024, EI issued two additional letters of credit on behalf of Sunrise Wind LLC totaling $8.0 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

(6)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary, Eversource TEI LLC, whereby Eversource parent will guarantee Eversource TEI LLC’s performance of certain obligations, in an amount not to exceed $528.4 million, primarily in connection with tax equity funding obligations during the construction phase of the South Fork Wind project. Eversource parent’s obligations expire upon the full performance of the guaranteed obligations.

(7)    Surety bonds expire in 2024. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(8)    In December 2023, Sunrise Wind LLC issued a surety bond related to future decommissioning obligations of certain onshore transmission assets in the amount of $20.5 million. The surety bond shall remain outstanding until full performance of the obligations.
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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2023 and 2022. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2023 and 2022.

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

In exchange for the $75 million of customer credits and assistance, PURA’s interim rate reduction docket was resolved without findings. As a result of the settlement agreement, neither the 90 basis point reduction to CL&P’s return on equity introduced in PURA’s storm-related decision issued April 28, 2021, nor the 45 basis point reduction to CL&P’s return on equity included in PURA’s decision issued September 14, 2021 in the interim rate reduction docket, will be implemented. CL&P also agreed to freeze its current base distribution rates, subject to the customer credits described above, until no earlier than January 1, 2024. The rate freeze applied only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also did not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings that were either pending or that could be initiated during the rate freeze period, that could have placed additional obligations on CL&P. The approval of the settlement agreement satisfied the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

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

The components of lease cost, prior to amounts capitalized, are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Finance Lease Cost:
Amortization of Right-of-use-Assets	$4.8	$8.3	$4.6
Interest on Lease Liabilities	2.0	2.0	3.9
Total Finance Lease Cost	6.8	10.3	8.5
Operating Lease Cost	11.4	11.6	12.2
Variable Lease Cost	69.2	78.1	61.0
Total Lease Cost	$87.4	$100.0	$81.7

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Finance Lease Cost:
Amortization of Right-of-use-Assets	$—	$0.2	$—	$—	$0.2	$0.1	$0.5	$0.2	$0.1
Interest on Lease Liabilities	—	0.6	—	—	0.6	—	0.1	0.6	—
Total Finance Lease Cost	—	0.8	—	—	0.8	0.1	0.6	0.8	0.1
Operating Lease Cost	0.7	3.0	0.4	0.3	2.3	0.1	0.3	2.3	0.1
Variable Lease Cost	21.9	—	47.3	25.6	—	52.5	16.2	—	44.8
Total Lease Cost	$22.6	$3.8	$47.7	$25.9	$3.1	$52.7	$17.1	$3.1	$45.0

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

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2023				As of December 31, 2022
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Right-of-use-Assets, Net	Other Long-Term Assets	$53.5	$2.2	$27.7	$4.7	$56.9	$2.2	$22.5	$—
Operating Lease Liabilities
Current Portion	Other Current Liabilities	$9.5	$0.8	$2.2	$1.5	$9.0	$0.6	$1.2	$—
Long-Term	Other Long-Term Liabilities	44.0	1.4	25.5	3.2	47.9	1.6	21.3	—
Total Operating Lease Liabilities		$53.5	$2.2	$27.7	$4.7	$56.9	$2.2	$22.5	$—
Finance Leases:
Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$68.6	$18.3	$3.0	$—	$54.5	$—	$3.2	$—
Finance Lease Liabilities
Current Portion	Other Current Liabilities	$5.4	$1.4	$—	$—	$3.8	$—	$—	$—
Long-Term	Other Long-Term Liabilities	67.3	16.9	4.9	—	54.2	—	4.9	—
Total Finance Lease Liabilities		$72.7	$18.3	$4.9	$—	$58.0	$—	$4.9	$—

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

Other information related to leases is as follows:

	As of December 31,
	2023				2022
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	9	4	13	3	11	4	17	—
Finance Leases	13	9	18	—	15	—	19	—
Weighted-Average Discount Rate (Percentage):
Operating Leases	4.0%	5.2%	4.2%	5.2%	3.2%	3.8%	4.0%	—%
Finance Leases	3.3%	5.3%	2.9%	—%	2.7%	—%	2.9%	—%

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.5	$0.7	$2.5	$0.4
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	12.8	0.6	7.0	5.0
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	18.5	18.3	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.3	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	18.9	2.4	—	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	3.5	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$12.1	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	3.4	0.1	0.6	—
Financing Cash Flows from Finance Leases	4.1	1.4	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	2.1	—	1.9	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	2.3	—	—	—

As of December 31, 2023, lease agreements executed but not having yet commenced totaled $11.5 million for Eversource, $7 million for CL&P and $4.5 million for NSTAR Electric. These amounts are not recorded as right-of-use assets and operating lease liabilities as of December 31, 2023, but will be in 2024. Also in 2023, EGMA executed an early termination of an office space lease in connection with the purchase of the same facilities from the lessor, which reduced right-of-use assets for operating leases of Eversource by $7.5 million.

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2023 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric
Year Ending December 31,
2024	$11.1	$0.9	$3.4	$1.7	$7.8	$1.9	$0.6
2025	8.3	0.9	3.0	1.7	8.2	2.3	0.7
2026	6.9	0.5	3.0	1.5	7.8	2.4	0.7
2027	4.3	—	2.3	0.1	7.9	2.5	0.7
2028	4.3	—	2.4	—	7.2	2.6	0.7
Thereafter	30.3	—	24.6	—	57.8	11.5	11.0
Future lease payments	65.2	2.3	38.7	5.0	96.7	23.2	14.4
Less amount representing interest	11.7	0.1	11.0	0.3	24.0	4.9	9.5
Present value of future minimum lease payments	$53.5	$2.2	$27.7	$4.7	$72.7	$18.3	$4.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$122.2	$116.2	$90.4	$43.0	$31.8	$—	$—
Long-Term Debt	24,413.5	22,855.2	4,814.4	4,572.0	4,496.9	4,273.7	1,431.6	1,292.6
Rate Reduction Bonds	410.5	395.0	—	—	—	—	410.5	395.0

As of December 31, 2022:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$136.7	$116.2	$99.2	$43.0	$37.5	$—	$—
Long-Term Debt	21,044.1	18,891.3	4,216.5	3,828.3	4,425.1	4,091.8	1,164.6	970.5
Rate Reduction Bonds	453.7	424.7	—	—	—	—	453.7	424.7

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

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(0.4)	$(1.2)	$(37.8)	$(39.4)	$(0.4)	$0.4	$(42.3)	$(42.3)

OCI Before Reclassifications	—	—	(8.8)	(8.8)	—	(1.6)	(2.5)	(4.1)
Amounts Reclassified from AOCI	—	1.2	13.3	14.5	—	—	7.0	7.0
Net OCI	—	1.2	4.5	5.7	—	(1.6)	4.5	2.9
Balance as of December 31st	$(0.4)	$—	$(33.3)	$(33.7)	$(0.4)	$(1.2)	$(37.8)	$(39.4)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI were net deferred tax assets of $4.9 million and $1.3 million in 2023 and 2022, respectively and were net deferred tax liabilities of $8.3 million in 2021.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2023	2022	2021
Qualified Cash Flow Hedging Instruments	$—	$—	$(1.7)	Interest Expense
Tax Effect	—	—	0.7	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	—	—	(1.0)

Unrealized Gains/(Losses) on Marketable Securities	(1.6)	—	—	Other Income, Net
Tax Effect	0.4	—	—	Income Tax Expense
Unrealized Gains/(Losses) on Marketable Securities, Net of Tax	(1.2)	—	—

Defined Benefit Plan Costs:
Amortization of Actuarial Losses	(7.0)	(9.0)	(13.1)	Other Income, Net (1)
Amortization of Prior Service Cost	(0.3)	(0.3)	—	Other Income, Net (1)
Settlement Loss	(12.4)	—	—	Other Income, Net (1)
Total Defined Benefit Plan Costs	(19.7)	(9.3)	(13.1)
Tax Effect	6.4	2.3	3.4	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	(13.3)	(7.0)	(9.7)
Total Amounts Reclassified from AOCI, Net of Tax	$(14.5)	$(7.0)	$(10.7)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1K, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total indebtedness to total capitalization ratio requirement in its revolving credit agreements.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, Eversource is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 70 percent at the end of each fiscal quarter and each other company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2023, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2023.

The Retained Earnings balances subject to dividend restrictions were $4.14 billion for Eversource, $2.65 billion for CL&P, $3.14 billion for NSTAR Electric and $655.8 million for PSNH as of December 31, 2023.

CL&P, NSTAR Electric and PSNH are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric and PSNH, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and, including but not limited to, on NSTAR Gas, Yankee Gas, EGMA, and Aquarion’s operating companies. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31,		Issued as of December 31,
		2023	2022	2023	2022
Eversource	$5	410,000,000	380,000,000	359,984,073	359,984,073
CL&P	$10	24,500,000	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100,000,000	200	200
PSNH	$1	100,000,000	100,000,000	301	301

Common Share Issuances and 2022 Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2023, no shares were issued under this agreement. In 2022, Eversource issued 2,165,671 common shares, which resulted in proceeds of $197.1 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of December 31, 2023 and 2022, there were 10,443,807 and 11,540,218 Eversource common shares held as treasury shares, respectively.  As of December 31, 2023 and 2022, there were 349,540,266 and 348,443,855 Eversource common shares outstanding, respectively.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2023	2022	2023	2022
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	13	23	$—	$—
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2023, 2022 and 2021.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2023 and 2022.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2023, 2022 and 2021, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

21.     EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings/(loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.

For the years ended December 31, 2023, 2022 and 2021, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted earnings/(loss) per share:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2023	2022	2021
Net (Loss)/Income Attributable to Common Shareholders	$(442.2)	$1,404.9	$1,220.5
Weighted Average Common Shares Outstanding:
Basic	349,580,638	346,783,444	343,972,926
Dilutive Effect	259,843	463,324	658,130
Diluted	349,840,481	347,246,768	344,631,056
Basic (Loss)/Earnings Per Common Share	$(1.27)	$4.05	$3.55
Diluted (Loss)/Earnings Per Common Share	$(1.26)	$4.05	$3.54

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$5,054.2	$1,145.4	$—	$144.7	$—	$—	$6,344.3
Commercial	2,893.2	637.7	—	69.8	—	(4.8)	3,595.9
Industrial	352.4	186.8	—	4.5	—	(19.7)	524.0
Total Retail Tariff Sales Revenues	8,299.8	1,969.9	—	219.0	—	(24.5)	10,464.2
Wholesale Transmission Revenues	—	—	1,777.5	—	—	(1,310.5)	467.0
Wholesale Market Sales Revenues	625.0	206.7	—	3.9	—	—	835.6
Other Revenues from Contracts with Customers	82.6	5.6	14.6	8.1	1,636.6	(1,628.0)	119.5
Amortization of Revenues Subject to Refund	—	—	4.3	—	—	—	4.3
Total Revenues from Contracts with Customers	9,007.4	2,182.2	1,796.4	231.0	1,636.6	(2,963.0)	11,890.6
Alternative Revenue Programs	(54.3)	35.5	118.9	0.4	—	(106.5)	(6.0)
Other Revenues	20.4	4.0	0.6	1.1	—	—	26.1
Total Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,796.1	$1,204.9	$—	$141.7	$—	$—	$6,142.7
Commercial	2,903.3	648.5	—	66.5	—	(4.1)	3,614.2
Industrial	374.9	199.7	—	4.7	—	(20.1)	559.2
Total Retail Tariff Sales Revenues	8,074.3	2,053.1	—	212.9	—	(24.2)	10,316.1
Wholesale Transmission Revenues	—	—	1,700.5	—	—	(1,264.5)	436.0
Wholesale Market Sales Revenues	1,190.9	140.8	—	3.8	—	—	1,335.5
Other Revenues from Contracts with Customers	72.3	5.6	14.1	8.4	1,435.5	(1,425.3)	110.6
Amortization of/(Reserve for) Revenues Subject to Refund	72.0	—	0.7	(0.7)	—	—	72.0
Total Revenues from Contracts with Customers	9,409.5	2,199.5	1,715.3	224.4	1,435.5	(2,714.0)	12,270.2
Alternative Revenue Programs	(15.4)	14.8	92.7	(2.5)	—	(84.3)	5.3
Other Revenues	11.2	1.3	0.7	0.6	—	—	13.8
Total Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,989.8	$1,000.3	$—	$133.5	$—	$—	$5,123.6
Commercial	2,486.1	497.6	—	62.8	—	(5.1)	3,041.4
Industrial	345.3	167.2	—	4.3	—	(17.1)	499.7
Total Retail Tariff Sales Revenues	6,821.2	1,665.1	—	200.6	—	(22.2)	8,664.7
Wholesale Transmission Revenues	—	—	1,751.3	—	86.6	(1,384.7)	453.2
Wholesale Market Sales Revenues	575.8	82.1	—	3.9	—	—	661.8
Other Revenues from Contracts with Customers	78.1	5.1	13.6	7.5	1,267.4	(1,257.7)	114.0
Reserve for Revenues Subject to Refund	(71.1)	—	(5.0)	(2.6)	—	—	(78.7)
Total Revenues from Contracts with Customers	7,404.0	1,752.3	1,759.9	209.4	1,354.0	(2,664.6)	9,815.0
Alternative Revenue Programs	14.7	37.0	(126.1)	1.5	—	114.6	41.7
Other Revenues	4.9	0.3	0.8	0.4	—	—	6.4
Total Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1

	For the Years Ended December 31,
	2023			2022			2021
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,597.8	$1,691.0	$765.4	$2,397.2	$1,601.8	$797.1	$1,994.2	$1,375.8	$619.8
Commercial	1,082.1	1,442.3	369.6	1,067.9	1,457.4	380.8	890.6	1,265.0	332.2
Industrial	137.2	123.2	92.0	146.4	135.8	92.7	131.4	119.1	94.8
Total Retail Tariff Sales Revenues	3,817.1	3,256.5	1,227.0	3,611.5	3,195.0	1,270.6	3,016.2	2,759.9	1,046.8
Wholesale Transmission Revenues	794.7	692.0	290.8	755.1	670.4	275.0	863.3	616.3	271.7
Wholesale Market Sales Revenues	429.1	131.8	64.1	873.7	215.0	102.2	408.8	109.2	57.8
Other Revenues from Contracts with Customers	32.4	49.1	18.1	30.2	46.9	11.8	26.7	56.2	11.3
Amortization of/(Reserve for) Revenues Subject to Refund	4.3	—	—	72.7	—	—	(76.1)	—	—
Total Revenues from Contracts with Customers	5,077.6	4,129.4	1,600.0	5,343.2	4,127.3	1,659.6	4,238.9	3,541.6	1,387.6
Alternative Revenue Programs	66.8	(52.0)	49.8	56.5	0.7	20.1	(78.9)	(15.1)	(17.4)
Other Revenues	9.6	8.4	3.0	1.8	7.2	2.9	0.4	3.4	1.9
Eliminations	(575.2)	(570.3)	(204.9)	(583.8)	(552.1)	(207.8)	(523.0)	(473.5)	(194.9)
Total Operating Revenues	$4,578.8	$3,515.5	$1,447.9	$4,817.7	$3,583.1	$1,474.8	$3,637.4	$3,056.4	$1,177.2

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

Electric customers may elect to purchase electricity from each Eversource electric utility or may contract separately with a competitive third party supplier. Certain eligible natural gas customers may elect to purchase natural gas from each Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the electricity or the natural gas commodity to customers who have contracted separately with these suppliers, only the delivery to a customer, as the utility is acting as an agent on behalf of the supplier.

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

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $4.6 million ($0.7 million at CL&P and $2.5 million at NSTAR Electric), $4.0 million ($0.8 million at CL&P and $2.5 million at NSTAR Electric), and $4.8 million, ($0.8 million at CL&P and $3.1 million at NSTAR Electric) for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily include the offshore wind business, a natural gas pipeline owned by Enbridge, Inc., and a renewable energy investment fund that was liquidated in 2023.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense. Eversource's segment information is as follows:

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7
Depreciation and Amortization	(18.2)	(214.2)	(371.2)	(56.0)	(158.8)	2.7	(815.7)
Other Operating Expenses	(8,104.6)	(1,662.6)	(550.5)	(117.1)	(1,329.8)	3,068.9	(8,695.7)
Operating Income	850.7	344.9	994.2	59.4	148.0	2.1	2,399.3
Interest Expense	(291.7)	(85.7)	(163.7)	(38.5)	(425.3)	149.5	(855.4)
Impairments of Offshore Wind Investments	—	—	—	—	(2,167.0)	—	(2,167.0)
Interest Income	74.5	18.2	0.4	—	150.6	(149.5)	94.2
Other Income/(Loss), Net	136.2	20.4	41.2	5.9	(261.8)	312.0	253.9
Income Tax (Expense)/Benefit	(157.1)	(73.0)	(225.8)	6.3	289.9	—	(159.7)
Net Income/(Loss)	612.6	224.8	646.3	33.1	(2,265.6)	314.1	(434.7)
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$608.0	$224.8	$643.4	$33.1	$(2,265.6)	$314.1	$(442.2)
Total Assets (as of)	$29,426.4	$8,775.3	$14,806.5	$2,944.8	$26,337.7	$(26,678.5)	$55,612.2
Cash Flows Used for Investments in Plant	$1,668.1	$844.1	$1,406.3	$167.0	$251.3	$—	$4,336.8

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3
Depreciation and Amortization	(970.4)	(157.6)	(337.4)	(50.9)	(132.6)	5.8	(1,643.1)
Other Operating Expenses	(7,663.7)	(1,727.0)	(548.4)	(111.8)	(1,189.1)	2,792.0	(8,448.0)
Operating Income	771.2	331.0	922.9	59.8	113.8	(0.5)	2,198.2
Interest Expense	(253.1)	(71.4)	(145.5)	(34.7)	(247.8)	74.2	(678.3)
Interest Income	45.1	10.2	0.5	—	66.3	(71.6)	50.5
Other Income, Net	180.4	33.6	37.9	8.5	1,600.8	(1,565.6)	295.6
Income Tax (Expense)/Benefit	(146.2)	(69.2)	(216.3)	3.2	(25.1)	—	(453.6)
Net Income	597.4	234.2	599.5	36.8	1,508.0	(1,563.5)	1,412.4
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$592.8	$234.2	$596.6	$36.8	$1,508.0	$(1,563.5)	$1,404.9
Total Assets (as of)	$27,365.0	$8,084.9	$13,369.5	$2,783.8	$26,365.2	$(24,737.5)	$53,230.9
Cash Flows Used for Investments in Plant	$1,172.6	$710.3	$1,144.0	$154.4	$260.6	$—	$3,441.9

	For the Year Ended December 31, 2021
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,423.6	$1,789.6	$1,634.6	$211.3	$1,354.0	$(2,550.0)	$9,863.1
Depreciation and Amortization	(737.8)	(142.3)	(300.3)	(46.1)	(113.1)	4.6	(1,335.0)
Other Operating Expenses	(5,970.0)	(1,345.4)	(496.2)	(101.4)	(1,170.4)	2,548.6	(6,534.8)
Operating Income	715.8	301.9	838.1	63.8	70.5	3.2	1,993.3
Interest Expense	(236.4)	(58.6)	(133.2)	(32.0)	(168.8)	46.6	(582.4)
Interest Income	20.7	4.5	2.2	—	46.0	(47.8)	25.6
Other Income, Net	78.1	17.9	19.8	3.3	1,363.9	(1,347.3)	135.7
Income Tax (Expense)/Benefit	(103.5)	(60.9)	(179.4)	1.7	(2.1)	—	(344.2)
Net Income	474.7	204.8	547.5	36.8	1,309.5	(1,345.3)	1,228.0
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$470.1	$204.8	$544.6	$36.8	$1,309.5	$(1,345.3)	$1,220.5
Cash Flows Used for Investments in Plant	$1,053.3	$721.1	$1,024.1	$137.2	$239.4	$—	$3,175.1

24.    GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. The following table presents Eversource’s goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2022	$2,543.6	$576.8	$451.0	$905.9	$4,477.3
NESC Measurement Period Adjustments	—	—	—	0.5	0.5
Acquisition of TWC	—	—	—	44.8	44.8
Balance as of December 31, 2022	$2,543.6	$576.8	$451.0	$951.2	$4,522.6
Water Acquisitions	—	—	—	9.5	9.5
Balance as of December 31, 2023	$2,543.6	$576.8	$451.0	$960.7	$4,532.1

Eversource completed the acquisition of TWC on October 3, 2022, resulting in the addition of $44.8 million of goodwill, all of which was allocated to the Water Distribution reporting unit. Eversource completed the acquisition of NESC on December 1, 2021, resulting in the addition of $22.2 million of goodwill, which included measurement period increases in 2022 totaling $0.5 million. Eversource completed two water acquisitions in 2023, resulting in the addition of $9.5 million of goodwill. The goodwill was allocated to the Water Distribution reporting unit. For further information on the acquisitions of TWC and NESC, see Note 18, “Common Shares,” to the financial statements.

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

Eversource completed its annual goodwill impairment assessment for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2023 and determined that no impairment existed. There were no events subsequent to October 1, 2023 that indicated impairment of goodwill.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2023.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2023 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

No additional information is required to be disclosed under this item as of December 31, 2023, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2023.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Eversource Energy

The information required by this Item 10 for Eversource Energy is incorporated herein by reference to certain information contained in the sections captioned “Election of Trustees,” and “Governance of Eversource Energy” plus related subsections, of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2024.

Information concerning executive officers of Eversource Energy required by this Item 10 is reported under a separate caption entitled “Information About Our Executive Officers” in Part I of this report.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 10 is omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 22, 2024, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 11 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Securities Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2024.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 12 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2023, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,336,666	$—	4,587,376
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,336,666	$—	4,587,376
(1)    Includes 672,242 common shares for distribution in respect of restricted share units, and 664,424 performance shares issuable at target, all pursuant to the terms of our Incentive Plans.

(2)    The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)    Securities set forth in this table are authorized for issuance under compensation plans that have been approved by shareholders of Eversource Energy.

For information regarding our Incentive Plans, see Note 11C, "Employee Benefits - Share Based Payments," to the financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2024.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 13 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Principal Independent Registered Public Accounting Firm" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 22, 2024.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2023 and 2022 totaled $7,070,914 and $7,029,422, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2023	2022
Audit Fees (1)	$5,310,000	$5,323,600
Audit Related Fees (2)	1,759,000	1,542,000
All Other Fees (3)	1,914	163,822
TOTAL	$7,070,914	$7,029,422

(1) Audit Fees consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries in the Annual Report on Form 10-K, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, system conversion quality assurance, out of pocket expenses, and audits of internal controls over financial reporting for the years ended December 31, 2023 and 2022.

(2) Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2023 and 2022. Audit Related Fees for the year ended 2022 also included Eversource’s ATM equity offering program.

(3) All Other Fees for the years ended December 31, 2023 and 2022 related to an annual license for access to an accounting standards research tool. All Other Fees for the year ended December 31, 2022 also related to a system pre-implementation control review and an executive training program.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2023, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2023 and 2022	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2023, 2022 and 2021	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2023, 2022 and 2021	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(Thousands of Dollars)

	2023	2022
ASSETS
Current Assets:
Cash	$542	$971
Accounts Receivable from Subsidiaries	60,191	53,338
Notes Receivable from Subsidiaries	2,045,570	1,074,800
Prepayments and Other Current Assets	103,735	23,597
Total Current Assets	2,210,038	1,152,706

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	17,977,812	18,379,840
Notes Receivable from Subsidiaries	2,296,500	1,896,500
Accumulated Deferred Income Taxes	10,131	—
Goodwill	3,852,524	3,852,524
Other Long-Term Assets	28,287	108,867
Total Deferred Debits and Other Assets	24,165,254	24,237,731

Total Assets	$26,375,292	$25,390,437

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,564,575	$1,442,200
Long-Term Debt - Current Portion	364,653	1,207,047
Accounts Payable to Subsidiaries	38,051	33,530
Accrued Interest	106,070	72,951
Other Current Liabilities	41,268	39,856
Total Current Liabilities	2,114,617	2,795,584

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	—	8,498
Other Long-Term Liabilities	134,432	140,393
Total Deferred Credits and Other Liabilities	134,432	148,891

Long-Term Debt	9,952,351	6,972,804

Common Shareholders' Equity:
Common Shares	1,799,920	1,799,920
Capital Surplus, Paid in	8,460,876	8,401,731
Retained Earnings	4,142,515	5,527,153
Accumulated Other Comprehensive Loss	(33,737)	(39,421)
Treasury Stock	(195,682)	(216,225)
Common Shareholders' Equity	14,173,892	15,473,158

Total Liabilities and Capitalization	$26,375,292	$25,390,437

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF (LOSS)/INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Thousands of Dollars, Except Share Information)

	2023	2022	2021

Operating Revenues	$840	$—	$—

Operating Expenses:
Other	12,769	26,708	43,048
Operating Loss	(11,929)	(26,708)	(43,048)
Interest Expense	397,281	237,773	163,613

Other Income, Net:
Equity in (Losses)/Earnings of Subsidiaries	(312,040)	1,565,474	1,345,199
Other, Net	188,003	79,383	47,802
Other (Loss)/Income, Net	(124,037)	1,644,857	1,393,001
(Loss)/Income Before Income Tax Benefit	(533,247)	1,380,376	1,186,340
Income Tax Benefit	(91,007)	(24,499)	(34,187)
Net (Loss)/Income	$(442,240)	$1,404,875	$1,220,527

Basic (Loss)/Earnings per Common Share	$(1.27)	$4.05	$3.55

Diluted (Loss)/Earnings per Common Share	$(1.26)	$4.05	$3.54

Weighted Average Common Shares Outstanding:
Basic	349,580,638	346,783,444	343,972,926
Diluted	349,840,481	347,246,768	344,631,056

STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Thousands of Dollars)	2023	2022	2021

Net (Loss)/Income	$(442,240)	$1,404,875	$1,220,527
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	972
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,252	(1,636)	(671)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	4,412	4,470	33,835
Other Comprehensive Income, Net of Tax	5,684	2,854	34,136
Comprehensive (Loss)/Income	$(436,556)	$1,407,729	$1,254,663

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

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(Thousands of Dollars)

	2023	2022	2021
Operating Activities:
Net (Loss)/Income	$(442,240)	$1,404,875	$1,220,527
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Losses/(Earnings) of Subsidiaries	312,040	(1,565,474)	(1,345,199)
Cash Dividends Received from Subsidiaries	1,027,400	855,600	1,037,100
Deferred Income Taxes	(22,256)	25,823	20,293
Other	(12,834)	26,455	36,910
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(6,853)	(9,935)	(3,758)
Taxes Receivable/Accrued, Net	(80,968)	(21,627)	(19,455)
Accounts Payable to Subsidiaries	4,521	(4,079)	19,185
Other Current Assets and Liabilities, Net	35,357	35,090	8,144
Net Cash Flows Provided by Operating Activities	814,167	746,728	973,747

Investing Activities:
Capital Contributions to Subsidiaries	(1,369,700)	(1,499,300)	(1,033,000)
Return of Capital from Subsidiaries	438,000	12,000	178,800
Increase in Notes Receivable from Subsidiaries	(1,578,100)	(724,400)	(140,200)
Other Investing Activities	147,567	(1,289)	(3,196)
Net Cash Flows Used in Investing Activities	(2,362,233)	(2,212,989)	(997,596)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	197,058	—
Cash Dividends on Common Shares	(918,995)	(860,033)	(805,439)
Issuance of Long-Term Debt	3,350,000	2,800,000	1,000,000
Retirement of Long-Term Debt	(1,200,000)	(750,000)	(450,000)
Increase in Notes Payable	329,705	99,250	288,625
Other Financing Activities	(13,076)	(19,193)	(9,545)
Net Cash Flows Provided by Financing Activities	1,547,634	1,467,082	23,641
Net (Decrease)/Increase in Cash and Restricted Cash	(432)	821	(208)
Cash and Restricted Cash - Beginning of Year	1,047	226	434
Cash and Restricted Cash - End of Year	$615	$1,047	$226

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$366,645	$215,053	$164,568
Income Taxes	$23,984	$(20,992)	$(51,277)

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

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2023	$486,297	$72,468	$158,205	$162,515	$554,455
2022	417,406	61,876	112,533	105,518	486,297
2021	358,851	60,886	110,572	112,903	417,406
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2023	$225,320	$11,675	$126,360	$67,325	$296,030
2022	181,319	15,578	59,485	31,062	225,320
2021	157,447	13,495	57,779	47,402	181,319
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2023	$94,958	$22,791	$17,488	$38,211	$97,026
2022	97,005	21,550	12,412	36,009	94,958
2021	91,583	16,649	20,064	31,291	97,005
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2023	$29,236	$3,989	$(8,735)	$10,168	$14,322
2022	24,331	9,211	2,539	6,845	29,236
2021	17,157	13,113	3,135	9,074	24,331

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

4.1.1    Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.1.2    Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.1.3    Ninth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2017, relating to $450 million of Senior Notes, Series K, due 2022 and $450 million of Senior Notes, Series L, due 2024 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed October 12, 2017, File No. 001-05324)

4.1.4    Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

4.1.5    Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to $400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed December 18, 2018, File No. 001-05324)

4.1.6    Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $650 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

4.1.7    Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 20, 2020, File No. 001-05324)

4.1.8    Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2021, File No. 001-05324)

4.1.9    Fifteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2021, relating to $350 million aggregate principal amount of Floating Rate Senior Notes, Series T and $300 million aggregate principal amount of Senior Notes, Series U, Due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 13, 2021, File No. 001-05324)

4.1.10    Sixteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of February 1, 2022, relating to $650 million aggregate principal amount of Senior Notes, Series V, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series W, Due 2032 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed February 25, 2022, File No. 001-05324)

4.1.11    Seventeenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of June 1, 2022, relating to $900 million aggregate principal amount of Senior Notes, Series X, Due 2024 and $600 million aggregate principal amount of Senior Notes, Series Y, Due 2027 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed June 27, 2022, File No. 001-05324)

4.1.12    Eighteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2023, relating to $1.3 billion aggregate principal amount of Senior Notes, Series Z, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed March 6, 2023, File No. 001-05324)

4.1.13    Nineteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2023, relating to $450 million aggregate principal amount of Senior Notes, Series AA, Due 2026 and $800 million aggregate principal amount of Senior Notes, Series BB, Due 2033 (Exhibit 4.3, Eversource Energy Current Report on Form 8‑K filed May 11, 2023, File No. 001-05324)

4.1.14    Twentieth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of November 1, 2023, relating to $800 million aggregate principal amount of Senior Notes, Series CC, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed November 13, 2023, File No. 001-05324)

4.1.15    Twenty-First Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2024, relating to $350 million aggregate principal amount of Senior Notes, Series DD, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series EE, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 19, 2024, File No. 001-05324)

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

4.2.5    Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

4.2.6    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.7    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.2.8    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 2017, File No. 000-00404)

4.2.9    Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

4.2.10    Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 2, 2018, File No. 000-00404)

4.2.11    Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 4, 2019, File No. 000-00404)

4.2.12    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2019 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on September 23, 2019, File No. 000-00404)

4.2.13    Supplemental Indenture (2020 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of December 1, 2020 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on December 4, 2020, File No. 000-00404)

4.2.14    Supplemental Indenture (2021 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2021 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 2, 2021, File No. 000-00404)

4.2.15    Supplemental Indenture (2023 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 10, 2023, File No. 000-00404)

4.2.16    Supplemental Indenture (2023 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of July 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 6, 2023, File No. 000-00404)

4.2.17    Supplemental Indenture (2024 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2024 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 23, 2024, File No. 000-00404)

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

4.1.13    Form of 5.60% Debenture due October 1, 2028 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 25, 2023, 2021, File No. 001-02301)

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

4.3.3    Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

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

4.1.2    Twenty-Second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on July 3, 2019 (File No. 001-06392)

4.1.3    Twenty-Third Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of August 1, 2020 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on August 31, 2020 (File No. 001-06392)

4.1.4 Twenty-Fourth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2021 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 21, 2021 (File No. 001-06392)

4.1.5    Twenty-Fifth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of January 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on January 11, 2023 (File No. 001-06392)

4.1.6    Twenty-Sixth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of September 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on September 25, 2023 (File No. 001-06392)

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

*4.1.2    Second Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated November 29, 2023, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender.

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

+10.7    Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.8    Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.9    Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

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

+10.5    2018 Eversource Energy Incentive Plan (Exhibit 99.2, Eversource Energy Current Report on Form 8-K dated May 3, 2018)

10.5.1    Amendment Number 1 to the 2018 Eversource Incentive Plan, effective May 3, 2023 (Appendix A to the Eversource Energy Definitive Proxy Statement for the 2023 Eversource Energy Annual Meeting of Shareholders, dated March 24, 2023)

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

*19.     Insider Trading Policy

*21.    Subsidiaries of the Registrant

*23.    Consents of Independent Registered Public Accounting Firm

*31.    Rule 13a - 14(a)/15 d - 14(a) Certifications

(A)    Eversource Energy

31    Certification by the Chairman of the Board, President and Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1    Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)    The Connecticut Light and Power Company

31    Certification by the Chairman and Chief Executive Officer of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(D)    Public Service Company of New Hampshire

31    Certification by the Chairman of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1    Certification by the Chief Financial Officer of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32    18 U.S.C. Section 1350 Certifications

(A)    Eversource Energy

32    Certification by the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)    The Connecticut Light and Power Company

32    Certification by the Chairman and Chief Executive Officer and the Chief Financial Officer of CL&P pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C)    NSTAR Electric Company

32    Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(D)    Public Service Company of New Hampshire

32    Certification by the Chairman and the Chief Financial Officer of PSNH pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97    Clawback Policy

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 14, 2024	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, John M. Moreira and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman of the Board, President and	February 14, 2024
	Joseph R. Nolan, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2024
	John M. Moreira	and Treasurer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 14, 2024
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 14, 2024
Cotton M. Cleveland

/s/	Francis A. Doyle	Trustee	February 14, 2024
Francis A. Doyle

/s/	Linda Dorcena Forry	Trustee	February 14, 2024
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 14, 2024
Gregory M. Jones

	Signature	Title	Date

/s/	Loretta D. Keane	Trustee	February 14, 2024
Loretta D. Keane

/s/	John Y. Kim	Trustee	February 14, 2024
John Y. Kim

/s/	Kenneth R. Leibler	Trustee	February 14, 2024
Kenneth R. Leibler

/s/	David H. Long	Trustee	February 14, 2024
David H. Long

/s/	Daniel J. Nova	Trustee	February 14, 2024
Daniel J. Nova

/s/	William C. Van Faasen	Trustee	February 14, 2024
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 14, 2024
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 14, 2024	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, John M. Moreira and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Paul Chodak III	Chairman and Chief Executive Officer	February 14, 2024
	Paul Chodak III	and a Director
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2024
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2024
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2024
	Jay S. Buth	and Chief Accounting Officer

/s/	Penelope M. Conner	Director	February 14, 2024
Penelope M. Conner

/s/	Chandler J. Howard	Director	February 14, 2024
Chandler J. Howard

/s/	Patrick J. McGrath	Director	February 14, 2024
Patrick J. McGrath

/s/	Ian G. Nicholson	Director	February 14, 2024
Ian G. Nicholson

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 14, 2024	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, John M. Moreira and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 14, 2024
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 14, 2024
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2024
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2024
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2024
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 14, 2024	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, John M. Moreira and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 14, 2024
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 14, 2024
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2024
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2024
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2024
	Jay S. Buth	and Chief Accounting Officer