Form 10-Q
period 2024-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2024-05-03
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2024

Eversource Energy Common Shares, $5.00 par value	352,255,238	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
i

ESOP	Employee Stock Ownership Plan
Eversource 2023 Form 10-K	The Eversource Energy and Subsidiaries 2023 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
OREC	Offshore Wind Renewable Energy Certificate
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$259,213	$53,873
Receivables, Net (net of allowance for uncollectible accounts of $570,134 and $554,455 as of March 31, 2024 and December 31, 2023, respectively)	1,593,487	1,431,531
Unbilled Revenues	195,594	225,325
Materials, Supplies, Natural Gas and REC Inventory	555,211	507,307
Regulatory Assets	1,889,499	1,674,196
Prepayments and Other Current Assets	387,854	355,762
Total Current Assets	4,880,858	4,247,994
Property, Plant and Equipment, Net	40,289,378	39,498,607
Deferred Debits and Other Assets:
Regulatory Assets	4,839,271	4,714,970
Goodwill	4,532,135	4,532,100
Investments in Unconsolidated Affiliates	741,697	660,473
Prepaid Pension and PBOP	1,085,121	1,028,207
Marketable Securities	334,293	337,814
Other Long-Term Assets	619,472	592,080
Total Deferred Debits and Other Assets	12,151,989	11,865,644
Total Assets	$57,322,225	$55,612,245

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$2,102,871	$1,930,422
Long-Term Debt – Current Portion	865,374	824,847
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,663,661	1,869,187
Regulatory Liabilities	641,472	591,750
Other Current Liabilities	1,050,998	1,081,981
Total Current Liabilities	6,367,586	6,341,397
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,314,688	5,303,730
Regulatory Liabilities	4,051,377	4,022,923
Asset Retirement Obligations	506,040	505,844
Accrued Pension, SERP and PBOP	124,035	123,754
Other Long-Term Liabilities	983,853	1,029,238
Total Deferred Credits and Other Liabilities	10,979,993	10,985,489
Long-Term Debt	24,929,813	23,588,616
Rate Reduction Bonds	345,677	367,282
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,569
Common Shareholders' Equity:
Common Shares	1,806,385	1,799,920
Capital Surplus, Paid In	8,537,591	8,460,876
Retained Earnings	4,413,593	4,142,515
Accumulated Other Comprehensive Loss	(28,534)	(33,737)
Treasury Stock	(185,447)	(195,682)
Common Shareholders' Equity	14,543,588	14,173,892
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$57,322,225	$55,612,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2024	2023

Operating Revenues	$3,332,575	$3,795,643

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,235,956	1,903,246
Operations and Maintenance	462,964	454,562
Depreciation	339,914	312,955
Amortization	(2,325)	(76,059)
Energy Efficiency Programs	213,479	222,952
Taxes Other Than Income Taxes	236,614	228,414
Total Operating Expenses	2,486,602	3,046,070
Operating Income	845,973	749,573
Interest Expense	250,749	194,543
Other Income, Net	91,030	88,981
Income Before Income Tax Expense	686,254	644,011
Income Tax Expense	162,526	150,972
Net Income	523,728	493,039
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$521,848	$491,159

Basic and Diluted Earnings Per Common Share	$1.49	$1.41

Weighted Average Common Shares Outstanding:
Basic	350,717,114	349,217,147
Diluted	350,997,220	349,612,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Net Income	$523,728	$493,039
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5
Changes in Unrealized Gains on Marketable Securities	—	1,254
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	5,198	1,971
Other Comprehensive Income, Net of Tax	5,203	3,230
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$527,051	$494,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,292,892	6,465	69,972				76,437
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Capital Stock Expense			(1,042)				(1,042)
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	$1,806,385	$8,537,591	$4,413,593	$(28,534)	$(185,447)	$14,543,588

	For the Three Months Ended March 31, 2023
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Income				493,039			493,039
Dividends on Common Shares - $0.675 Per Share				(235,354)			(235,354)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(13,141)				(13,141)
Issuance of Treasury Shares	364,227		23,495			6,824	30,319
Other Comprehensive Income					3,230		3,230
Balance as of March 31, 2023	348,808,082	$1,799,920	$8,412,085	$5,782,958	$(36,191)	$(209,401)	$15,749,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$523,728	$493,039
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	339,914	312,955
Deferred Income Taxes	156,976	149,197
Uncollectible Expense	16,387	22,821
Pension, SERP and PBOP Income, Net	(16,938)	(24,563)
Pension Contributions	(1,250)	(1,100)
Regulatory Under Recoveries, Net	(232,350)	(158,964)
Amortization	(2,325)	(76,059)
Cost of Removal Expenditures	(57,337)	(70,514)
Other	(58,687)	(54,486)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(212,171)	(225,609)
Taxes Receivable/Accrued, Net	65,641	284
Accounts Payable	(107,014)	(258,476)
Other Current Assets and Liabilities, Net	(123,262)	(39,368)
Net Cash Flows Provided by Operating Activities	291,312	69,157

Investing Activities:
Investments in Property, Plant and Equipment	(1,149,443)	(977,144)
Proceeds from Sales of Marketable Securities	41,729	64,307
Purchases of Marketable Securities	(37,555)	(56,508)
Investments in Unconsolidated Affiliates	(307,433)	(87,845)
Other Investing Activities	5,850	5,640
Net Cash Flows Used in Investing Activities	(1,446,852)	(1,051,550)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	75,395	—
Cash Dividends on Common Shares	(244,786)	(229,405)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Increase/(Decrease) in Notes Payable	216,119	(246,700)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,350,000	1,550,000
Retirement of Long-Term Debt	—	(400,000)
Other Financing Activities	(23,725)	(27,002)
Net Cash Flows Provided by Financing Activities	1,349,518	623,408
Net Increase/(Decrease) in Cash and Restricted Cash	193,978	(358,985)
Cash and Restricted Cash - Beginning of Period	166,418	521,752
Cash and Restricted Cash - End of Period	$360,396	$162,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$29,006	$10,213
Receivables, Net (net of allowance for uncollectible accounts of $307,834 and $296,030 as of March 31, 2024 and December 31, 2023, respectively)	586,642	558,993
Accounts Receivable from Affiliated Companies	90,586	60,450
Unbilled Revenues	50,625	57,403
Materials, Supplies and REC Inventory	177,258	156,467
Regulatory Assets	717,608	480,369
Prepayments and Other Current Assets	89,317	94,789
Total Current Assets	1,741,042	1,418,684
Property, Plant and Equipment, Net	12,532,477	12,340,192
Deferred Debits and Other Assets:
Regulatory Assets	1,710,091	1,662,778
Prepaid Pension and PBOP	138,609	129,801
Other Long-Term Assets	318,942	298,169
Total Deferred Debits and Other Assets	2,167,642	2,090,748
Total Assets	$16,441,161	$15,849,624

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$426,100	$249,670
Long-Term Debt – Current Portion	139,845	—
Accounts Payable	579,695	622,055
Accounts Payable to Affiliated Companies	151,316	134,726
Obligations to Third Party Suppliers	70,037	75,753
Regulatory Liabilities	117,335	102,239
Derivative Liabilities	79,197	81,944
Other Current Liabilities	166,265	127,703
Total Current Liabilities	1,729,790	1,394,090
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,960,837	1,860,122
Regulatory Liabilities	1,333,875	1,315,928
Other Long-Term Liabilities	241,293	258,185
Total Deferred Credits and Other Liabilities	3,536,005	3,434,235
Long-Term Debt	4,814,040	4,814,429
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,484,265	3,384,265
Retained Earnings	2,700,331	2,645,868
Accumulated Other Comprehensive Income	178	185
Common Stockholder's Equity	6,245,126	6,090,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,441,161	$15,849,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Revenues	$1,121,291	$1,338,905

Operating Expenses:
Purchased Power and Transmission	565,996	850,564
Operations and Maintenance	186,764	160,316
Depreciation	98,445	92,237
Amortization of Regulatory Liabilities, Net	(91,713)	(122,315)
Energy Efficiency Programs	35,600	32,646
Taxes Other Than Income Taxes	103,801	101,584
Total Operating Expenses	898,893	1,115,032
Operating Income	222,398	223,873
Interest Expense	54,824	45,201
Other Income, Net	16,468	14,937
Income Before Income Tax Expense	184,042	193,609
Income Tax Expense	45,689	45,193
Net Income	$138,353	$148,416
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Net Income	$138,353	$148,416
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)
Changes in Unrealized Gains on Marketable Securities	—	43
Other Comprehensive (Loss)/Income, Net of Tax	(7)	36
Comprehensive Income	$138,346	$148,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	$60,352	$3,484,265	$2,700,331	$178	$6,245,126

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	$60,352	$3,260,765	$2,527,520	$205	$5,848,842

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$138,353	$148,416
Adjustments to Reconcile Net Income to Net Cash Flows Used In Operating Activities:
Depreciation	98,445	92,237
Deferred Income Taxes	91,630	94,267
Uncollectible Expense	3,507	3,876
Pension, SERP, and PBOP Income, Net	(3,557)	(4,461)
Regulatory Under Recoveries, Net	(139,979)	(110,114)
Amortization of Regulatory Liabilities, Net	(91,713)	(122,315)
Cost of Removal Expenditures	(17,675)	(13,011)
Other	(32,174)	(13,964)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(80,396)	(76,482)
Taxes Receivable/Accrued, Net	66,015	52,261
Accounts Payable	(20,613)	(110,926)
Other Current Assets and Liabilities, Net	(38,466)	(13,412)
Net Cash Flows Used In Operating Activities	(26,623)	(73,628)

Investing Activities:
Investments in Property, Plant and Equipment	(285,888)	(255,905)
Other Investing Activities	—	126
Net Cash Flows Used in Investing Activities	(285,888)	(255,779)

Financing Activities:
Cash Dividends on Common Stock	(82,500)	(82,600)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	100,000	—
Issuance of Long-Term Debt	350,000	500,000
Retirement of Long-Term Debt	—	(400,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(30,900)	318,000
Other Financing Activities	(3,887)	(6,521)
Net Cash Flows Provided by Financing Activities	331,323	327,489
Net Increase/(Decrease) in Cash and Restricted Cash	18,812	(1,918)
Cash and Restricted Cash - Beginning of Period	12,243	20,327
Cash and Restricted Cash - End of Period	$31,055	$18,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$20,226	$6,740
Receivables, Net (net of allowance for uncollectible accounts of $97,653 and $97,026 as of March 31, 2024 and December 31, 2023, respectively)	545,961	487,707
Accounts Receivable from Affiliated Companies	74,263	74,634
Unbilled Revenues	47,999	49,897
Materials, Supplies and REC Inventory	210,993	173,770
Regulatory Assets	718,726	676,083
Prepayments and Other Current Assets	65,926	41,464
Total Current Assets	1,684,094	1,510,295
Property, Plant and Equipment, Net	13,040,321	12,753,787
Deferred Debits and Other Assets:
Regulatory Assets	1,322,249	1,281,836
Prepaid Pension and PBOP	629,131	608,617
Other Long-Term Assets	125,196	116,978
Total Deferred Debits and Other Assets	2,076,576	2,007,431
Total Assets	$16,800,991	$16,271,513

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$419,000	$365,847
Accounts Payable	486,110	599,696
Accounts Payable to Affiliated Companies	215,751	144,622
Obligations to Third Party Suppliers	162,414	139,823
Renewable Portfolio Standards Compliance Obligations	142,193	116,010
Regulatory Liabilities	405,190	368,070
Other Current Liabilities	86,460	84,688
Total Current Liabilities	1,917,118	1,818,756
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,892,041	1,849,613
Regulatory Liabilities	1,603,079	1,585,311
Other Long-Term Liabilities	334,530	327,388
Total Deferred Credits and Other Liabilities	3,829,650	3,762,312
Long-Term Debt	4,497,954	4,496,947
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,313,842	3,013,842
Retained Earnings	3,199,399	3,136,612
Accumulated Other Comprehensive Income	28	44
Common Stockholder's Equity	6,513,269	6,150,498
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,800,991	$16,271,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Revenues	$947,615	$956,283

Operating Expenses:
Purchased Power and Transmission	273,305	360,925
Operations and Maintenance	173,672	166,083
Depreciation	96,922	90,430
Amortization of Regulatory Assets, Net	48,392	22,785
Energy Efficiency Programs	82,301	86,217
Taxes Other Than Income Taxes	60,010	53,510
Total Operating Expenses	734,602	779,950
Operating Income	213,013	176,333
Interest Expense	49,423	44,865
Other Income, Net	47,114	39,873
Income Before Income Tax Expense	210,704	171,341
Income Tax Expense	50,727	37,528
Net Income	$159,977	$133,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Net Income	$159,977	$133,813
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(21)	(33)
Qualified Cash Flow Hedging Instruments	5	5
Changes in Unrealized Gains on Marketable Securities	—	12
Other Comprehensive Loss, Net of Tax	(16)	(16)
Comprehensive Income	$159,961	$133,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	$—	$3,313,842	$3,199,399	$28	$6,513,269

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	$—	$2,810,242	$2,727,367	$268	$5,537,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$159,977	$133,813
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	96,922	90,430
Deferred Income Taxes	31,812	44,403
Uncollectible Expense	6,109	4,697
Pension, SERP and PBOP Income, Net	(8,954)	(9,886)
Regulatory Under Recoveries, Net	(85,422)	(58,000)
Amortization of Regulatory Assets, Net	48,392	22,785
Cost of Removal Expenditures	(11,715)	(12,893)
Other	(12,395)	(9,921)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(74,262)	(90,684)
Taxes Receivable/Accrued, Net	(18,223)	11,977
Accounts Payable	13,088	20,249
Other Current Assets and Liabilities, Net	7,316	(6,185)
Net Cash Flows Provided by Operating Activities	152,645	140,785

Investing Activities:
Investments in Property, Plant and Equipment	(394,895)	(318,673)
Other Investing Activities	—	35
Net Cash Flows Used in Investing Activities	(394,895)	(318,638)

Financing Activities:
Cash Dividends on Common Stock	(96,700)	(327,400)
Cash Dividends on Preferred Stock	(490)	(490)
Capital Contributions from Eversource Parent	300,000	31,300
Increase in Notes Payable	53,153	147,500
Other Financing Activities	5	5
Net Cash Flows Provided by/(Used In) Financing Activities	255,968	(149,085)
Net Increase/(Decrease) in Cash and Restricted Cash	13,718	(326,938)
Cash and Restricted Cash - Beginning of Period	22,785	345,293
Cash and Restricted Cash - End of Period	$36,503	$18,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$14,067	$240
Receivables, Net (net of allowance for uncollectible accounts of $13,812 and $14,322 as of March 31, 2024 and December 31, 2023, respectively)	146,327	152,276
Accounts Receivable from Affiliated Companies	21,732	18,214
Unbilled Revenues	45,108	55,012
Taxes Receivable	33,534	27,146
Materials, Supplies and REC Inventory	79,846	77,066
Regulatory Assets	188,057	189,450
Special Deposits	17,065	31,586
Prepayments	5,291	18,489
Total Current Assets	551,027	569,479
Property, Plant and Equipment, Net	4,707,625	4,574,652
Deferred Debits and Other Assets:
Regulatory Assets	811,457	773,783
Prepaid Pension and PBOP	64,019	58,979
Other Long-Term Assets	16,062	16,558
Total Deferred Debits and Other Assets	891,538	849,320
Total Assets	$6,150,190	$5,993,451

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$233,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	212,844	205,744
Accounts Payable to Affiliated Companies	57,836	41,272
Regulatory Liabilities	86,141	117,515
Other Current Liabilities	63,096	72,328
Total Current Liabilities	463,127	713,069
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	724,212	691,532
Regulatory Liabilities	389,427	393,574
Other Long-Term Liabilities	42,793	42,484
Total Deferred Credits and Other Liabilities	1,156,432	1,127,590
Long-Term Debt	1,682,679	1,431,591
Rate Reduction Bonds	345,677	367,282
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,798,134	1,698,134
Retained Earnings	704,141	655,785
Common Stockholder's Equity	2,502,275	2,353,919
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,150,190	$5,993,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Revenues	$326,116	$420,155

Operating Expenses:
Purchased Power and Transmission	87,938	226,685
Operations and Maintenance	68,712	67,796
Depreciation	37,409	34,088
Amortization of Regulatory Assets/(Liabilities), Net	21,264	(5,317)
Energy Efficiency Programs	11,176	10,226
Taxes Other Than Income Taxes	23,316	22,105
Total Operating Expenses	249,815	355,583
Operating Income	76,301	64,572
Interest Expense	19,194	17,542
Other Income, Net	7,050	5,717
Income Before Income Tax Expense	64,157	52,747
Income Tax Expense	15,801	12,451
Net Income	$48,356	$40,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Net Income	$48,356	$40,296
Other Comprehensive Income, Net of Tax:
Changes in Unrealized Gains on Marketable Securities	—	73
Other Comprehensive Income, Net of Tax	—	73
Comprehensive Income	$48,356	$40,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$—	$2,353,919
Net Income				48,356		48,356
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of March 31, 2024	301	$—	$1,798,134	$704,141	$—	$2,502,275

	For the Three Months Ended March 31, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	$—	$1,298,134	$584,422	$—	$1,882,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$48,356	$40,296
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used In) Operating Activities:
Depreciation	37,409	34,088
Deferred Income Taxes	31,763	62,924
Uncollectible Expense	1,163	5,060
Pension, SERP and PBOP Income, Net	(2,322)	(2,552)
Regulatory Under Recoveries, Net	(78,464)	(175,865)
Amortization of Regulatory Assets/(Liabilities), Net	21,264	(5,317)
Cost of Removal Expenditures	(12,518)	(4,508)
Other	761	1,711
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	11,194	(21,230)
Taxes Receivable/Accrued, Net	(6,387)	(20,195)
Accounts Payable	(1,559)	10,265
Other Current Assets and Liabilities, Net	1,186	2,462
Net Cash Flows Provided by/(Used In) Operating Activities	51,846	(72,861)

Investing Activities:
Investments in Property, Plant and Equipment	(148,934)	(133,890)
Other Investing Activities	—	216
Net Cash Flows Used in Investing Activities	(148,934)	(133,674)

Financing Activities:
Cash Dividends on Common Stock	—	(28,000)
Capital Contributions from Eversource Parent	100,000	—
Issuance of Long-Term Debt	—	300,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Increase/(Decrease) in Notes Payable to Eversource Parent	18,000	(52,200)
Other Financing Activities	—	(5,460)
Net Cash Flows Provided by Financing Activities	96,395	192,735
Net Decrease in Cash and Restricted Cash	(693)	(13,800)
Cash and Restricted Cash - Beginning of Period	35,004	36,812
Cash and Restricted Cash - End of Period	$34,311	$23,012

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2023 Form 10-K, which was filed with the SEC on February 14, 2024. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2024 and December 31, 2023, and the results of operations, comprehensive income, common shareholders' equity and cash flows for the three months ended March 31, 2024 and 2023. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results expected for a full year.

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

Eversource holds several equity ownership interests that are not consolidated and are accounted for under the equity method, including 50 percent ownership interests in three offshore wind projects and a tax equity investment in one of the projects. See Note 1E, "Summary of Significant Accounting Policies – Investments in Unconsolidated Affiliates," for further information on Eversource’s equity method investments.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of March 31, 2024 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of March 31st is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2024
Beginning Balance	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	16.4	16.4	—	3.5	3.5	—	6.1	6.1	1.2
Uncollectible Costs Deferred (1)	27.5	11.4	38.9	22.7	2.7	25.4	(0.8)	4.4	3.6	1.3
Write-Offs	(15.1)	(28.5)	(43.6)	(10.8)	(7.7)	(18.5)	(1.0)	(9.2)	(10.2)	(3.2)
Recoveries Collected	0.2	3.7	3.9	0.2	1.2	1.4	—	1.2	1.2	0.2
Ending Balance	$379.4	$190.7	$570.1	$271.8	$36.0	$307.8	$41.8	$55.9	$97.7	$13.8

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	22.8	22.8	—	3.9	3.9	—	4.7	4.7	5.1
Uncollectible Costs Deferred (1)	43.7	14.3	58.0	34.3	2.7	37.0	(1.3)	5.4	4.1	1.2
Write-Offs	(9.7)	(26.3)	(36.0)	(7.3)	(7.0)	(14.3)	(0.4)	(10.3)	(10.7)	(2.2)
Recoveries Collected	0.3	3.7	4.0	0.3	1.2	1.5	—	1.5	1.5	0.2
Ending Balance	$318.7	$216.4	$535.1	$216.2	$37.2	$253.4	$42.0	$52.6	$94.6	$33.5

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2024				March 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$27.8	$6.5	$12.3	$3.6	$34.8	$9.5	$14.7	$4.2
AFUDC Equity	26.8	6.0	16.2	1.9	15.5	4.1	9.5	0.7
Equity in Earnings of Unconsolidated Affiliates	7.8	—	0.2	—	3.8	—	0.1	—
Investment (Loss)/Income	(0.8)	(0.7)	0.4	(0.2)	(1.7)	(0.6)	(0.5)	(0.1)
Interest Income	30.0	4.7	18.0	1.8	23.1	1.9	16.0	0.9
Other (1)	(0.6)	—	—	—	13.5	—	0.1	—
Total Other Income, Net	$91.0	$16.5	$47.1	$7.1	$89.0	$14.9	$39.9	$5.7

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

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

				Investment Balance
(Millions of Dollars)	Ownership Interest			As of March 31, 2024	As of December 31, 2023
Offshore Wind Business	50%	-	100%	$596.4	$515.5
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%			115.9	116.0
Other	various			29.4	29.0
Total Investments in Unconsolidated Affiliates				$741.7	$660.5

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

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. As a result of this investment, Eversource expects to receive approximately $400 million of investment tax credits (ITC) after the turbines are placed in service for South Fork Wind and meet the requirements to qualify for the ITC, in addition to other expected future cash flow benefits that aggregate to approximately $100 million. These investment tax credits will be utilized to reduce

Eversource’s federal tax liability or generate tax refunds in future periods through 2026. As of March 31, 2024, six South Fork Wind turbines met the requirements to qualify for the investment tax credits. As a result, $193 million of expected investment tax credits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and an increase in deferred tax assets of $139 million on the Eversource balance sheet as of March 31, 2024. An additional $37 million deferred tax asset was established through a reduction of the tax equity investment balance due to a temporary difference on the related depreciable property as of March 31, 2024. These balance sheet reclassifications represent non-cash transactions.

Expected Sales of Offshore Wind Investments: On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind, subject to the successful selection of Sunrise Wind in the New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of agreements including the equity and asset purchase agreement, receipt of the final approval by BOEM of the Sunrise Wind Construction and Operations Plan (COP), and relevant regulatory approvals. On January 25, 2024, Sunrise Wind submitted a proposal in the New York fourth offshore wind solicitation and was selected by NYSERDA on February 29, 2024 for contract negotiation. Sunrise Wind is currently negotiating an OREC contract with NYSERDA that will include the price proposed by Sunrise Wind in the solicitation. We expect the OREC contract to be finalized in the second quarter of 2024.

On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted, and upon closing, Ørsted will become the sole owner of Sunrise Wind. Eversource will remain contracted to manage Sunrise Wind’s onshore construction through completion. In accordance with the equity and asset purchase agreement, Ørsted will pay Eversource 50 percent of the negotiated purchase price upon closing the sale transaction, with the remaining 50 percent paid after onshore construction is completed and certain other milestones are achieved. Upon the closing of the transaction, Eversource will not have any ongoing ownership interest in the project, nor any ongoing financial or credit support obligations associated with project costs. The impact of the purchase price from the sale of Sunrise Wind to Ørsted, as compared to the current carrying value of the investment which had assumed an abandonment of the project, will be reflected when the sale of Sunrise Wind is completed. In accordance with accounting guidance, the impairment loss recognized on the Sunrise Wind investment cannot subsequently be reversed for increases in estimated fair value, and therefore the impact will be recognized when the sale occurs. Eversource expects the sale of Sunrise Wind to Ørsted will be completed later this year.

On February 13, 2024, Eversource announced that it executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction of each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. South Fork Wind construction has been completed and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

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

Closing the transaction with GIP is subject to customary conditions, including certain regulatory approvals by the New York Public Service Commission, the FERC, and a review under the Hart Scott Rodino Act, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. The review period under the Hart Scott Rodino Act has expired. Closing of this transaction is currently expected to occur later this year. If closing of the sale is delayed, additional capital contributions made by Eversource would be recovered in the sales price. Under this agreement with GIP, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend.

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

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. In the first quarter of 2024, there were no indicators of an other-than-temporary impairment in Eversource’s equity method investment balance.

2023 Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation of $123.4 million were received in the first quarter of 2023 and were included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows. A portion of the proceeds was used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in the first quarter of 2023. The liquidation benefit received in excess of the investment’s carrying value and the charitable contribution are included in Other Income, Net on the statement of income.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023
Eversource	$53.3	$55.0
CL&P	43.9	43.1

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2024	As of March 31, 2023
Eversource	$453.6	$400.8
CL&P	112.8	101.9
NSTAR Electric	132.7	117.4
PSNH	75.2	54.6

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$259.2	$29.0	$20.2	$14.1	$53.9	$10.2	$6.7	$0.2
Restricted cash included in:
Special Deposits	68.7	2.1	16.3	17.0	81.5	2.0	16.1	31.6
Marketable Securities	16.0	—	—	—	13.7	—	—	—
Other Long-Term Assets	16.5	—	—	3.2	17.3	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$360.4	$31.1	$36.5	$34.3	$166.4	$12.2	$22.8	$35.0

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, cash held in escrow accounts, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. As of both March 31, 2024 and December 31, 2023, restricted cash included in Marketable Securities represented money market funds held in restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

Eversource’s restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both March 31, 2024 and December 31, 2023, and $13.3 million and $14.1 million recorded in Other Long-Term Assets on the balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,942.7	$957.6	$657.3	$327.8	$1,785.9	$896.6	$609.1	$280.2
Regulatory Tracking Mechanisms	1,541.2	593.5	522.3	184.9	1,319.2	354.5	482.9	182.2
Benefit Costs	1,098.1	194.5	330.2	78.0	1,117.3	197.4	336.7	79.3
Income Taxes, Net	925.7	517.5	133.6	15.5	912.4	512.6	128.6	16.4
Securitized Stranded Costs	381.7	—	—	381.7	392.5	—	—	392.5
Goodwill-related	259.9	—	223.1	—	264.1	—	226.7	—
Asset Retirement Obligations	141.0	39.1	73.8	4.9	137.9	38.5	72.3	4.7
Derivative Liabilities	103.7	103.7	—	—	120.9	120.9	—	—
Other Regulatory Assets	334.8	21.8	100.6	6.8	339.0	22.7	101.6	8.0
Total Regulatory Assets	6,728.8	2,427.7	2,040.9	999.6	6,389.2	2,143.2	1,957.9	963.3
Less: Current Portion	1,889.5	717.6	718.7	188.1	1,674.2	480.4	676.1	189.5
Total Long-Term Regulatory Assets	$4,839.3	$1,710.1	$1,322.2	$811.5	$4,715.0	$1,662.8	$1,281.8	$773.8

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $243.9 million (including $169.2 million for CL&P, $21.7 million for NSTAR Electric and $1.3 million for PSNH) and $241.7 million (including $166.7 million for CL&P, $21.9 million for NSTAR Electric and $1.2 million for PSNH) of additional regulatory costs not yet specifically approved as of March 31, 2024 and December 31, 2023, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of March 31, 2024 and December 31, 2023, these regulatory costs included $75.9 million (including $60.7 million for CL&P and $6.5 million for NSTAR Electric) and $82.1 million (including $64.0 million for CL&P and $7.3 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,537.0	$966.1	$899.5	$337.5	$2,548.6	$969.2	$905.1	$339.3
Regulatory Tracking Mechanisms	711.7	167.5	384.2	80.2	668.3	154.0	347.2	114.4
Cost of Removal	687.6	168.2	431.0	14.8	666.6	157.9	420.9	16.2
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	373.2	53.1	184.9	38.2	354.0	49.9	175.9	36.6
AFUDC - Transmission	135.5	58.5	77.0	—	124.3	56.1	68.2	—
Benefit Costs	44.8	0.5	18.0	—	51.0	0.6	22.2	—
Other Regulatory Liabilities	203.1	37.3	13.7	4.8	201.9	30.4	13.9	4.6
Total Regulatory Liabilities	4,692.9	1,451.2	2,008.3	475.5	4,614.7	1,418.1	1,953.4	511.1
Less: Current Portion	641.5	117.3	405.2	86.1	591.8	102.2	368.1	117.5
Total Long-Term Regulatory Liabilities	$4,051.4	$1,333.9	$1,603.1	$389.4	$4,022.9	$1,315.9	$1,585.3	$393.6

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2024	As of December 31, 2023
(Millions of Dollars)
Distribution - Electric	$19,929.5	$19,656.5
Distribution - Natural Gas	8,234.7	8,155.3
Transmission - Electric	15,182.6	14,666.8
Distribution - Water	2,294.9	2,280.1
Solar	201.1	201.1
Utility	45,842.8	44,959.8
Other (1)	2,069.3	2,006.8
Property, Plant and Equipment, Gross	47,912.1	46,966.6
Less: Accumulated Depreciation
Utility	(9,835.7)	(9,670.1)
Other	(916.2)	(869.6)
Total Accumulated Depreciation	(10,751.9)	(10,539.7)
Property, Plant and Equipment, Net	37,160.2	36,426.9
Construction Work in Progress	3,129.2	3,071.7
Total Property, Plant and Equipment, Net	$40,289.4	$39,498.6

	As of March 31, 2024			As of December 31, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,003.9	$9,138.5	$2,827.4	$7,897.1	$9,000.5	$2,799.2
Transmission - Electric	6,609.2	6,014.5	2,560.5	6,548.2	5,630.8	2,489.5
Solar	—	201.1	—	—	201.1	—
Property, Plant and Equipment, Gross	14,613.1	15,354.1	5,387.9	14,445.3	14,832.4	5,288.7
Less: Accumulated Depreciation	(2,707.9)	(3,648.7)	(1,004.7)	(2,670.5)	(3,585.9)	(984.0)
Property, Plant and Equipment, Net	11,905.2	11,705.4	4,383.2	11,774.8	11,246.5	4,304.7
Construction Work in Progress	627.3	1,334.9	324.4	565.4	1,507.3	270.0
Total Property, Plant and Equipment, Net	$12,532.5	$13,040.3	$4,707.6	$12,340.2	$12,753.8	$4,574.7

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

Derivative contracts that are not designated as normal are recorded at fair value as derivative assets or liabilities on the balance sheets.  For the electric and natural gas companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as contract settlement amounts are recovered from, or refunded to, customers in their respective energy supply rates.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2024			As of December 31, 2023
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$15.8	$(0.4)	$15.4	$16.4	$(0.5)	$15.9
Long-Term Derivative Assets	Level 2	9.9	(0.4)	9.5	13.6	(0.5)	13.1
Current Derivative Liabilities	Level 2	(79.2)	—	(79.2)	(81.9)	—	(81.9)
Long-Term Derivative Liabilities	Level 2	(49.4)	—	(49.4)	(68.0)	—	(68.0)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2024 and December 31, 2023 were 682 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended March 31, 2024 and 2023, there were losses of $1.0 million and $1.9 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with CL&P’s derivative contracts.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both March 31, 2024 and December 31, 2023.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P	For the Three Months Ended March 31, 2023
(Millions of Dollars)
Derivatives, Net:
Fair Value as of Beginning of Period	$(181.8)
Net Realized/Unrealized Losses Included in Regulatory Assets	(1.9)
Settlements	14.9
Fair Value as of End of Period	$(168.8)

5.    MARKETABLE SECURITIES

Eversource’s marketable securities include the CYAPC and YAEC legally restricted trusts that each hold equity and available-for-sale debt securities to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Eversource also holds trusts that are not subject to regulatory oversight by state or federal agencies that are primarily used to fund certain non-qualified executive benefits. The marketable securities within the non-qualified executive benefit trusts were sold in 2023. Equity and available-for-sale debt marketable securities are recorded at fair value, with the current portion recorded in Prepayments and Other Current Assets and the long-term portion recorded in Marketable Securities on the balance sheets.

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $172.3 million and $173.6 million as of March 31, 2024 and December 31, 2023, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in long-term Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Unrealized gains and losses on equity securities held in Eversource's trusts are recorded in Other Income, Net on the statements of income. The equity securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. The fair value of equity securities held in Eversource’s trusts as of March 31, 2024 and December 31, 2023 were $3.7 million and $3.3 million, respectively. For the three months ended March 31, 2024 and 2023, there were unrealized gains of $0.4 million and $0.8 million recorded in Other Income, Net related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities:

	As of March 31, 2024				As of December 31, 2023
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$170.5	$0.2	$(8.7)	$162.0	$169.5	$1.4	$(6.6)	$164.3

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts in the amounts of $162.0 million and $164.3 million as of March 31, 2024 and December 31, 2023, respectively. Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income. CYAPC and YAEC’s spent nuclear fuel trusts are restricted and are classified in long-term Marketable Securities on the balance sheets.

The debt securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. Any unrealized gains and losses on available-for-sale debt securities held in Eversource's trusts are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There were no credit losses for the three months ended March 31, 2024 and 2023, and no allowance for credit losses as of March 31, 2024. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of March 31, 2024, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$19.4	$19.4
One to five years	31.5	31.0
Six to ten years	37.7	36.4
Greater than ten years	81.9	75.2
Total Debt Securities	$170.5	$162.0

Realized Gains and Losses:  Realized gains and losses are recorded in Other Income, Net for Eversource's benefit trusts and are offset in long-term liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource non-qualified benefit trusts, and the average cost basis method for the CYAPC and YAEC spent nuclear fuel trusts to compute the realized gains and losses on the sale of marketable securities.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2024	As of December 31, 2023
Level 1:
Mutual Funds and Equities	$176.0	$176.9
Money Market Funds	16.0	13.7
Total Level 1	$192.0	$190.6
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$89.2	$90.1
Corporate Debt Securities	34.2	34.0
Asset-Backed Debt Securities	5.4	5.6
Municipal Bonds	7.3	9.8
Other Fixed Income Securities	9.9	11.1
Total Level 2	$146.0	$150.6
Total Marketable Securities	$338.0	$341.2

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 13, 2028, that serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,934.9	$1,771.9	$65.1	$228.1	5.66%	5.60%
NSTAR Electric Commercial Paper Program	419.0	365.8	231.0	284.2	5.38%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the PSNH long-term debt issuance in April 2024, $251.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of March 31, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2024, there were intercompany loans from Eversource parent to CL&P of $426.1 million and to PSNH of $251.0 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023. As a result of the PSNH long-term debt issuance in April 2024, $251.0 million of PSNH’s intercompany borrowings were reclassified to Long-Term Debt on PSNH’s balance sheet as of March 31, 2024.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt

As a result of the Eversource parent long-term debt issuances in April 2024, $1.39 billion of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of March 31, 2024.

In March 2024, NSTAR Gas closed on two First Mortgage Bonds, Series W and Series X for $160.0 million and $40.0 million, respectively, and these bonds will be issued in June 2024.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of March 31, 2024	As of December 31, 2023
Restricted Cash - Current Portion (included in Special Deposits)	$15.5	$30.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	381.7	392.5
Other Regulatory Liabilities (included in Regulatory Liabilities)	5.7	5.3
Accrued Interest (included in Other Current Liabilities)	2.4	6.3
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	345.7	367.3

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended
	March 31, 2024	March 31, 2023
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	3.7	4.1

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

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.8	$2.9	$2.1	$1.0	$1.7	$0.3	$0.3	$0.1
Interest Cost	62.0	12.4	13.1	6.7	8.0	1.4	2.2	0.9
Expected Return on Plan Assets	(115.6)	(23.3)	(28.3)	(12.2)	(20.4)	(2.4)	(9.9)	(1.4)
Actuarial Loss/(Gain)	19.8	2.5	6.4	1.1	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(18.4)	$(5.5)	$(6.6)	$(3.4)	$(16.2)	$(0.4)	$(11.6)	$(0.3)
Intercompany Expense/(Income) Allocations	N/A	$0.3	$0.4	$0.1	N/A	$(0.6)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.0	$3.0	$2.1	$1.1	$1.8	$0.3	$0.3	$0.2
Interest Cost	63.7	12.6	13.5	6.8	8.5	1.6	2.3	0.9
Expected Return on Plan Assets	(115.9)	(23.4)	(28.4)	(12.3)	(19.1)	(2.4)	(9.2)	(1.4)
Actuarial Loss	12.5	0.8	4.9	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(28.4)	$(7.0)	$(7.8)	$(4.0)	$(14.2)	$(0.2)	$(10.8)	$(0.2)
Intercompany Income Allocations	N/A	$(2.0)	$(1.7)	$(0.5)	N/A	$(0.5)	$(0.6)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2024		As of December 31, 2023
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	66	$128.0	65	$128.2
CL&P	16	13.8	16	13.8
NSTAR Electric	13	5.9	12	5.4
PSNH	8	7.7	8	7.6

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $116.1 million and $117.1 million as of March 31, 2024 and December 31, 2023, respectively, and related primarily to the natural gas business segment.

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

B.    Long-Term Contractual Arrangements
PSNH’s estimated future annual costs of long-term renewable energy purchase contracts related to the purchase of capacity, energy and RECs from a New Hampshire generation plant and totaled $503.2 million as of December 31, 2023. The NHPUC approved the termination of the PPA related to this generation plant effective February 29, 2024. As of March 31, 2024, there are no remaining long-term renewable energy purchase contracts at PSNH.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $2.6 million and $4.4 million as of March 31, 2024 and December 31, 2023, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of March 31, 2024
Company (Obligor)	Description	Maximum Exposure (in millions)
North East Offshore, LLC, Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$1,824.3
Eversource Investment LLC and South Fork Class B Member, LLC	Funding and indemnification obligations of South Fork Wind and North East Offshore, LLC (2)	458.5
Sunrise Wind LLC	OREC capacity production (3)	15.4
South Fork Wind, LLC	Power Purchase Agreement Security (4)	7.1
Eversource Investment LLC	Letters of Credit (5)	23.2
Eversource TEI LLC	South Fork Wind Tax Equity (6)	50.0
Various Eversource subsidiaries	Surety bonds (7)	38.8
Sunrise Wind LLC	Surety bonds (8)	48.2

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliates, North East Offshore, LLC (NEO), Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC, under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $3.02 billion. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between May 2024 and October 2028 and (ii) full performance of the guaranteed obligations. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation.

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

(5)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of March 31, 2024, EI has issued letters of credit on behalf of South Fork Wind, LLC, Sunrise Wind LLC and Revolution Wind, LLC totaling $23.2 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

(6)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary, Eversource TEI LLC, whereby Eversource parent will guarantee Eversource TEI LLC’s performance of certain obligations, in an amount not to exceed $50.0 million, in connection with any remaining obligations under the LLC agreement. Eversource parent’s obligations expire upon the full performance of the guaranteed obligations.

(7)    Surety bonds expire in 2024 and 2025. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(8)    Sunrise Wind LLC issued surety bonds related to future remediation obligations of certain onshore transmission assets totaling $48.2 million. One surety bond expires in March 2025 and the other surety bonds will remain outstanding until full performance of the related obligations.

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. On March 13, 2024, the court issued an order establishing a schedule to resolve pending discovery issues by June 10, 2024, after which the court will set dates for further proceedings in the DOE Phase V trial.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2024 and December 31, 2023.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.0	$116.2	$90.7	$43.0	$32.3	$—	$—
Long-Term Debt	25,795.2	23,895.8	4,953.9	4,615.2	4,498.0	4,186.0	1,682.7	1,508.4
Rate Reduction Bonds	388.9	369.3	—	—	—	—	388.9	369.3

As of December 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$122.2	$116.2	$90.4	$43.0	$31.8	$—	$—
Long-Term Debt	24,413.5	22,855.2	4,814.4	4,572.0	4,496.9	4,273.7	1,431.6	1,292.6
Rate Reduction Bonds	410.5	395.0	—	—	—	—	410.5	395.0

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(33.3)	$(33.7)	$(0.4)	$(1.2)	$(37.8)	$(39.4)

Amounts Reclassified from AOCI	—	5.2	5.2	—	1.2	2.0	3.2
Net OCI	—	5.2	5.2	—	1.2	2.0	3.2
Balance as of End of Period	$(0.4)	$(28.1)	$(28.5)	$(0.4)	$—	$(35.8)	$(36.2)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2024 and December 31, 2023	Issued as of
	Par Value		March 31, 2024	December 31, 2023
Eversource	$5	410,000,000	361,276,965	359,984,073
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first quarter of 2024, Eversource issued 1,292,892 common shares, which resulted in proceeds of $75.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. In 2023, no shares were issued under this agreement.

Treasury Shares: As of March 31, 2024 and December 31, 2023, there were 9,897,551 and 10,443,807 Eversource common shares held as treasury shares, respectively. As of March 31, 2024 and December 31, 2023, there were 351,379,414 and 349,540,266 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2024 and 2023. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2024 and December 31, 2023. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three months ended March 31, 2024 and 2023, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net Income Attributable to Common Shareholders	$521.8	$491.2
Weighted Average Common Shares Outstanding:
Basic	350,717,114	349,217,147
Dilutive Effect	280,106	394,866
Diluted	350,997,220	349,612,013
Basic and Diluted EPS	$1.49	$1.41

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,254.1	$507.6	$—	$30.3	$—	$—	$1,792.0
Commercial	707.5	247.1	—	16.2	—	(1.7)	969.1
Industrial	87.7	59.8	—	1.0	—	(5.1)	143.4
Total Retail Tariff Sales Revenues	2,049.3	814.5	—	47.5	—	(6.8)	2,904.5
Wholesale Transmission Revenues	—	—	474.1	—	—	(361.6)	112.5
Wholesale Market Sales Revenues	165.3	58.2	—	0.9	—	—	224.4
Other Revenues from Contracts with Customers	28.4	1.1	3.9	(0.2)	443.6	(441.4)	35.4
Total Revenues from Contracts with Customers	2,243.0	873.8	478.0	48.2	443.6	(809.8)	3,276.8
Alternative Revenue Programs	13.2	31.5	29.6	1.6	—	(26.8)	49.1
Other Revenues	5.5	0.7	0.2	0.3	—	—	6.7
Total Operating Revenues	$2,261.7	$906.0	$507.8	$50.1	$443.6	$(836.6)	$3,332.6

	For the Three Months Ended March 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,464.0	$576.6	$—	$28.9	$—	$—	$2,069.5
Commercial	788.4	320.0	—	15.5	—	(1.0)	1,122.9
Industrial	89.1	69.6	—	1.1	—	(5.1)	154.7
Total Retail Tariff Sales Revenues	2,341.5	966.2	—	45.5	—	(6.1)	3,347.1
Wholesale Transmission Revenues	—	—	435.0	—	—	(325.3)	109.7
Wholesale Market Sales Revenues	217.3	49.1	—	0.8	—	—	267.2
Other Revenues from Contracts with Customers	18.3	1.5	4.7	2.1	413.8	(412.6)	27.8
Total Revenues from Contracts with Customers	2,577.1	1,016.8	439.7	48.4	413.8	(744.0)	3,751.8
Alternative Revenue Programs	6.0	27.4	18.7	1.7	—	(16.9)	36.9
Other Revenues	5.5	1.0	0.2	0.2	—	—	6.9
Total Operating Revenues	$2,588.6	$1,045.2	$458.6	$50.3	$413.8	$(760.9)	$3,795.6

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$626.8	$462.2	$165.1	$762.2	$467.8	$234.0
Commercial	252.4	373.5	82.0	295.3	384.3	108.6
Industrial	33.3	29.9	24.5	33.9	32.6	22.6
Total Retail Tariff Sales Revenues	912.5	865.6	271.6	1,091.4	884.7	365.2
Wholesale Transmission Revenues	200.7	188.8	84.6	195.8	167.8	71.4
Wholesale Market Sales Revenues	121.2	31.6	12.5	154.6	41.1	21.6
Other Revenues from Contracts with Customers	16.4	11.1	5.2	10.0	10.8	2.9
Total Revenues from Contracts with Customers	1,250.8	1,097.1	373.9	1,451.8	1,104.4	461.1
Alternative Revenue Programs	27.4	7.8	7.6	24.6	(9.5)	9.6
Other Revenues	2.9	2.0	0.8	2.2	2.5	1.0
Eliminations	(159.8)	(159.3)	(56.2)	(139.7)	(141.1)	(51.5)
Total Operating Revenues	$1,121.3	$947.6	$326.1	$1,338.9	$956.3	$420.2

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.   Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,261.7	$906.0	$507.8	$50.1	$443.6	$(836.6)	$3,332.6
Depreciation and Amortization	(109.8)	(83.0)	(101.0)	(0.6)	(45.7)	2.5	(337.6)
Other Operating Expenses	(1,905.1)	(554.6)	(141.9)	(32.0)	(349.5)	834.1	(2,149.0)
Operating Income	$246.8	$268.4	$264.9	$17.5	$48.4	$—	$846.0
Interest Expense	$(82.5)	$(24.5)	$(40.9)	$(11.4)	$(146.1)	$54.7	$(250.7)
Other Income, Net	56.6	10.1	14.1	1.7	622.6	(614.1)	91.0
Net Income Attributable to Common Shareholders	168.1	190.6	176.7	5.4	540.4	(559.4)	521.8
Cash Flows Used for Investments in Plant	471.3	244.8	358.4	31.9	43.0	—	1,149.4

	For the Three Months Ended March 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,588.6	$1,045.2	$458.6	$50.3	$413.8	$(760.9)	$3,795.6
Depreciation and Amortization	(22.0)	(77.0)	(89.9)	(13.3)	(36.8)	2.1	(236.9)
Other Operating Expenses	(2,342.3)	(730.4)	(128.2)	(27.9)	(339.6)	759.3	(2,809.1)
Operating Income	$224.3	$237.8	$240.5	$9.1	$37.4	$0.5	$749.6
Interest Expense	$(69.3)	$(21.2)	$(41.5)	$(9.4)	$(85.1)	$32.0	$(194.5)
Other Income, Net	54.3	9.0	9.4	1.1	565.8	(550.6)	89.0
Net Income Attributable to Common Shareholders	165.5	170.3	155.1	1.5	516.9	(518.1)	491.2
Cash Flows Used for Investments in Plant	371.9	165.5	336.6	37.9	65.2	—	977.1

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2024	$30,437.0	$8,948.5	$15,129.8	$2,972.2	$28,358.1	$(28,523.4)	$57,322.2
As of December 31, 2023	29,426.4	8,775.3	14,806.5	2,944.8	26,337.7	(26,678.5)	55,612.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2023 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes a financial measure that is not recognized under GAAP (non-GAAP), EPS by business, which is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. We use this non-GAAP financial measure to evaluate and provide details of earnings results by business. This non-GAAP financial measure should not be considered as an alternative to EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in

Eversource's 2023 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2023 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $521.8 million, or $1.49 per share, in the first quarter of 2024, compared with $491.2 million, or $1.41 per share, in the first quarter of 2023.

•We reaffirmed our projection to earn within a 2024 non-GAAP earnings guidance range of between $4.50 per share and $4.67 per share, which excludes the impact of the expected sales of our 50 percent interests in three jointly-owned offshore wind projects and related transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2028 within a 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $291.3 million in the first quarter of 2024, compared with $69.2 million in the first quarter of 2023. Investments in property, plant and equipment totaled $1.15 billion in the first quarter of 2024, compared with $977.1 million in the first quarter of 2023.

•Cash totaled $259.2 million as of March 31, 2024, compared with $53.9 million as of December 31, 2023. Our available borrowing capacity under our commercial paper programs totaled $296.1 million as of March 31, 2024.

•In the first quarter of 2024, we issued $1.35 billion of new long-term debt.

•On May 1, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, payable on June 28, 2024 to shareholders of record as of May 16, 2024. On January 31, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on March 29, 2024 to shareholders of record as of March 5, 2024.

•On February 13, 2024, we initiated an exploratory assessment of a potential sale of our water distribution business.

Strategic Developments:

•On February 13, 2024, Eversource announced that it executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction of each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. South Fork Wind construction has been completed and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind. Closing of the transaction is currently expected to occur later this year.

•On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind, subject to the successful selection of Sunrise Wind in the New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of agreements including the equity and asset purchase agreement, receipt of the final approval by BOEM of the Sunrise Wind COP, and relevant regulatory approvals. On January 25, 2024, Sunrise Wind submitted a proposal in the New York fourth offshore wind solicitation and was selected by NYSERDA on February 29, 2024 for contract negotiation. Sunrise Wind is currently negotiating an OREC contract with NYSERDA that will include the price proposed by Sunrise Wind in the solicitation. We expect the OREC contract to be finalized in the second quarter of 2024.

On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted, and upon closing, Ørsted will become the sole owner of Sunrise Wind. Eversource will remain contracted to manage Sunrise Wind’s onshore construction through completion. In accordance with the equity and asset purchase agreement, Ørsted will pay Eversource 50 percent of the negotiated purchase price upon closing the sale transaction, with the remaining 50 percent paid after onshore construction is completed and certain other milestones are achieved. Upon the closing of the transaction, Eversource will not have any ongoing ownership interest in the project, nor any ongoing financial or credit support obligations associated with project costs. The impact of the purchase price from the sale of Sunrise Wind to Ørsted, as compared to the current carrying value of the investment which had assumed an abandonment of the project, will be reflected when the sale of Sunrise Wind is completed. Eversource expects the sale of Sunrise Wind to Ørsted will be completed later this year.

•As of January 1, 2024, four of South Fork Wind’s twelve turbines were placed into service and met the project commercial operation date requirements under the power purchase agreement with LIPA. Installation of the project’s twelve 11-megawatt wind turbines was completed in February 2024 and all are now producing power. Final commissioning, including warranty testing and construction contract close-out, is underway.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS.

	For the Three Months Ended March 31,
	2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Regulated Companies	$540.8	$1.53	$492.4	$1.41
Eversource Parent and Other Companies	(19.0)	(0.04)	(1.2)	—
Net Income Attributable to Common Shareholders	$521.8	$1.49	$491.2	$1.41

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$168.1	$0.48	$165.5	$0.47
Electric Transmission	176.7	0.50	155.1	0.45
Natural Gas Distribution	190.6	0.54	170.3	0.49
Water Distribution	5.4	0.01	1.5	—
Net Income - Regulated Companies	$540.8	$1.53	$492.4	$1.41

Our electric distribution segment earnings increased $2.6 million in the first quarter of 2024, as compared to the first quarter of 2023, due primarily to higher revenues from a base distribution rate increase effective January 1, 2024 at NSTAR Electric and from CL&P's capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher interest expense, higher depreciation expense, higher operations and maintenance expense, and higher property and other tax expense.

Our electric transmission segment earnings increased $21.6 million in the first quarter of 2024, as compared to the first quarter of 2023, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher AFUDC equity income.

Our natural gas distribution segment earnings increased $20.3 million in the first quarter of 2024, as compared to the first quarter of 2023, due primarily to higher revenues from capital tracking mechanisms due to continued investments in natural gas infrastructure and from a base distribution rate increase effective November 1, 2023 at NSTAR Gas, lower operations and maintenance expense, and lower property tax expense. Those earnings increases were partially offset by higher depreciation expense and higher interest expense.

Our water distribution segment earnings increased $3.9 million in the first quarter of 2024, as compared to the first quarter of 2023. Higher first quarter earnings were due primarily to an after-tax benefit of $5.2 million recorded to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA from the effective date of the order on March 15, 2023 through March 31, 2024. The adjustment was recorded as a result of the State of Connecticut Superior Court’s decision on the rate case appeal on March 25, 2024. The impacts primarily include a reserve recorded for revenues subject to refund as a result of the lower authorized revenues not yet reflected in current rates, offset by a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision. Earnings were also unfavorably impacted by higher interest expense and higher operations and maintenance expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses increased $17.8 million in the first quarter of 2024, as compared to the first quarter of 2023, due primarily to higher interest expense and the absence of a benefit in the first quarter of 2023 from the liquidation of Eversource parent’s equity method investment in a renewable energy fund, partially offset by the absence of a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023. Parent and other companies also benefited from a lower effective tax rate.

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

Cash totaled $259.2 million as of March 31, 2024, compared with $53.9 million as of December 31, 2023.

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 13, 2028, that serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,934.9	$1,771.9	$65.1	$228.1	5.66%	5.60%
NSTAR Electric Commercial Paper Program	419.0	365.8	231.0	284.2	5.38%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, which will expire in 2024. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the PSNH long-term debt issuance in April 2024, $251.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of March 31, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2024, there were intercompany loans from Eversource parent to CL&P of $426.1 million and to PSNH of $251.0 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023. As a result of the PSNH long-term debt issuance in April 2024, $251.0 million of PSNH’s intercompany borrowings were reclassified to Long-Term Debt on PSNH’s balance sheet as of March 31, 2024.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt

As a result of the Eversource parent long-term debt issuances in April 2024, $1.39 billion of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of March 31, 2024.

In March 2024, NSTAR Gas closed on two First Mortgage Bonds, Series W and Series X for $160.0 million and $40.0 million, respectively, and these bonds will be issued in June 2024.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $7.6 million of interest payments in the first quarter of 2024, and paid $21.6 million of RRB principal payments and $8.3 million of interest payments in the first quarter of 2023.

Common Share Issuances and Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. In the first quarter of 2024, Eversource issued 1,292,892 common shares, which resulted in proceeds of $75.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $291.3 million in the first quarter of 2024, compared with $69.2 million in the first quarter of 2023. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, a $66.6 million increase in operating cash flows due to income tax refunds received in 2024 compared to income tax payments made in 2023, a decrease in regulatory under-recoveries driven primarily by the timing of collections for regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, and a $13.2 million decrease in cost of removal expenditures. The CL&P non-bypassable FMCC retail rate increased in the first quarter of 2024, as compared to the first quarter of 2023, which lowered the regulatory under-recovery deferral adjustment and resulted in an improvement to operating cash flows of $53.1 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These favorable impacts were partially offset by the timing of other working capital items and a $42.6 million increase in cash payments to vendors for storm costs.

On April 17, 2024, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for the six RAM components, with rates effective July 1, 2024 through April 30, 2025. The rate approvals include the recovery of NBFMCC and SBC net under-recoveries as of December 31, 2023 of $264.9 million and $86.2 million, respectively, and the recovery of expected net costs of $388.5 million for the NBFMCC and $254.4 million for the SBC for the period July 1, 2024 through April 30, 2025. The NBFMCC rate adjustment is primarily driven by long-term nuclear power purchase agreements required by state policy and the SBC rate adjustment is primarily driven by costs associated with accounts receivable hardship customer protection.

On May 1, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, payable on June 28, 2024 to shareholders of record as of May 16, 2024. On January 31, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on March 29, 2024 to shareholders of record as of March 5, 2024. In the first quarter of 2024, we paid cash dividends of $244.8 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $250.8 million. In the first quarter of 2023, we paid cash dividends of $229.4 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $235.4 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2024, CL&P and NSTAR Electric paid $82.5 million and $96.7 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first quarter of 2024, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.15 billion, $285.9 million, $394.9 million, and $148.9 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2023 Form 10-K. See Note 9B, “Commitments and Contingencies - Long-Term Contractual Arrangements,” to the financial statements for discussion of material changes to our cash requirements from contractual obligations. Other than as described in the footnote, there have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2023 Form 10-K.

Credit Ratings: On March 5, 2024, S&P revised the outlook from watch negative to negative for Eversource parent, CL&P, NSTAR Electric, and PSNH.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $1.09 billion in the first quarter of 2024, compared to $789.2 million in the first quarter of 2023.  These amounts included $75.6 million and $42.9 million in the first quarter of 2024 and 2023, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $116.0 million in the first quarter of 2024, as compared to the first quarter of 2023.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
CL&P	$133.5	$77.4
NSTAR Electric	117.6	96.6
PSNH	111.7	72.8
Total Electric Transmission	$362.8	$246.8

Our transmission projects are designed to improve the reliability of the electric grid, meet customer demand for power, and strengthen the electric grid's resilience against extreme weather and other safety and security threats. In Connecticut, Massachusetts and New Hampshire, our transmission projects include transmission line upgrades, the installation of new transmission interconnection facilities, substations and lines, and transmission substation enhancements.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2024
Basic Business	$70.5	$112.6	$22.5	$205.6	$53.5	$5.0	$264.1
Aging Infrastructure	62.0	65.8	8.8	136.6	130.0	25.9	292.5
Load Growth and Other	27.3	48.6	13.8	89.7	9.6	0.2	99.5
Total Distribution	$159.8	$227.0	$45.1	$431.9	$193.1	$31.1	$656.1
2023
Basic Business	$53.1	$62.0	$11.7	$126.8	$37.1	$3.5	$167.4
Aging Infrastructure	52.1	59.4	16.5	128.0	105.5	27.7	261.2
Load Growth and Other	25.7	31.3	3.1	60.1	10.6	0.2	70.9
Total Distribution	$130.9	$152.7	$31.3	$314.9	$153.2	$31.4	$499.5

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

As of March 31, 2024 and December 31, 2023, Eversource's total equity investment balance in its offshore wind business was $596.4 million and $515.5 million, respectively.

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

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. As a result of this investment, Eversource expects to receive approximately $400 million of investment tax credits (ITC) after the turbines are placed in service for South Fork Wind and meet the requirements to qualify for the ITC, in addition to other expected future cash flow benefits that aggregate to approximately $100 million. These investment tax credits will be utilized to reduce Eversource’s federal tax liability or generate tax refunds in future periods through 2026. As of March 31, 2024, six South Fork Wind turbines met the requirements to qualify for the investment tax credits. As a result, $193 million of expected investment tax credits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and an increase in deferred tax assets of $139 million on the Eversource balance sheet as of March 31, 2024. An additional $37 million deferred tax asset was established through a reduction of the tax equity investment balance due to a temporary difference on the related depreciable property as of March 31, 2024. These balance sheet reclassifications represent non-cash transactions.

As a result of expected tax credits generated from our wind investments, Eversource expects lower federal income tax payments, which will improve operating cash flows between 2024 through 2026.

Expected Sales of Offshore Wind Investments: On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind, subject to the successful selection of Sunrise Wind in the New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of agreements including the equity and asset purchase agreement, receipt of the final approval by BOEM of the Sunrise Wind COP, and relevant regulatory approvals. On January 25, 2024, Sunrise Wind submitted a proposal in the New York fourth offshore wind solicitation and was selected by NYSERDA on February 29, 2024 for contract negotiation. Sunrise Wind is currently negotiating an OREC contract with NYSERDA that will include the price proposed by Sunrise Wind in the solicitation. We expect the OREC contract to be finalized in the second quarter of 2024.

On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted, and upon closing, Ørsted will become the sole owner of Sunrise Wind. Eversource will remain contracted to manage Sunrise Wind’s onshore construction through completion. In accordance with the equity and asset purchase agreement, Ørsted will pay Eversource 50 percent of the negotiated purchase price upon closing the sale transaction, with the remaining 50 percent paid after onshore construction is completed and certain other milestones are achieved. Upon the closing of the transaction, Eversource will not have any ongoing ownership interest in the project, nor any ongoing financial or credit support obligations associated with project costs. The impact of the purchase price from the sale of Sunrise Wind to Ørsted, as compared to the current carrying value of the investment which had assumed an abandonment of the project, will be reflected when the sale of Sunrise Wind is completed. In accordance with accounting guidance, the impairment loss recognized on the Sunrise Wind investment cannot subsequently be reversed for increases in estimated fair value, and therefore the impact will be recognized when the sale occurs. Eversource expects the sale of Sunrise Wind to Ørsted will be completed later this year.

On February 13, 2024, Eversource announced that it executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP). As part of this transaction, Eversource expects to receive approximately $1.1 billion of cash proceeds upon closing, which includes the sales value related to the 10 percent energy community ITC adder of approximately $170 million related to Revolution Wind, and to exit these projects while retaining certain cost sharing obligations for the construction of Revolution Wind. The purchase price is subject to future post-closing adjustment payments based on, among other things, the progress, timing and expense of construction of each project. The cost sharing obligations provide that Eversource would share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for the Revolution Wind project, after which obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. Additionally, Eversource’s financial exposure will be adjusted by certain purchase price adjustments to be made following commercial operation of the Revolution Wind project and closing of South Fork as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. South Fork Wind construction has been completed and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

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

Closing the transaction with GIP is subject to customary conditions, including certain regulatory approvals by the New York Public Service Commission, the FERC, and a review under the Hart Scott Rodino Act, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. The review period under the Hart Scott Rodino Act has expired. Closing of this transaction is currently expected to occur later this year. If closing of the sale is delayed, additional capital contributions made by Eversource would be recovered in the sales price. Under this agreement with GIP, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend.

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

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. In the first quarter of 2024, there were no indicators of an other-than-temporary impairment in Eversource’s equity method investment balance.

Permitting and Construction of Offshore Wind Projects: The offshore wind projects require receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is led by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. Significant delays in the siting and permitting process resulting from the timeline for obtaining approval from BOEM and the state agencies could adversely impact the timing of Sunrise Wind’s in-service date.

Federal Siting and Permitting Process: The federal siting and permitting process for each of our offshore wind projects commences with the filing of a Construction and Operations Plan (COP) application with BOEM. BOEM provides a review schedule for the project’s COP approval and conducts environmental and technical reviews of the COP. BOEM issues an Environmental Impact Statement (EIS) that assesses the environmental, social, and economic impacts of constructing the project and recommends measures to minimize impacts. The Final EIS will inform BOEM in deciding whether to approve the project or to approve with modifications and BOEM will then issue its Record of Decision. BOEM issues its final approval of the COP following the Record of Decision. South Fork Wind and Revolution Wind have received final approval from BOEM.

Sunrise Wind filed its COP application with BOEM in September 2020. For the Sunrise Wind project, BOEM released its Draft EIS on December 16, 2022 and its Final EIS on December 15, 2023. The Record of Decision was received on March 26, 2024 and final approval of Sunrise Wind is expected in the second quarter of 2024.

State and Local Siting and Permitting Process: All state and local approvals have been received for South Fork and Revolution Wind. For Sunrise Wind, all state and local approvals required to start construction have been received.

Construction Process: South Fork Wind entered the construction phase in early 2022 and construction activities have been completed. As of January 1, 2024, four of South Fork Wind’s twelve turbines were placed into service and met the project commercial operation date requirements under the power purchase agreement with LIPA. Installation of the project’s twelve 11-megawatt wind turbines was completed in February 2024 and all are now producing power. Final commissioning, including warranty testing and construction contract close-out, is underway. South Fork Wind faces several challenges and appeals of New York State and federal agency approvals, however we believe it is probable we will be able to overcome these challenges.

For Revolution Wind, on October 31, 2023, the joint venture made its final investment decision to advance to full onshore and offshore construction and installation, and major construction began in the fourth quarter of 2023 upon receipt of all necessary federal, state and local approvals. Construction of the project’s onshore substation, onshore interconnection facility, and duct bank for the onshore underground transmission cable is underway. Offshore construction activities have also begun, with boulder clearance underway to prepare for offshore transmission cable installation. Other marine construction activities, including installation of the wind turbine foundations, 11-megawatt wind turbines, transmission cable, and offshore substations, are expected to occur in 2024 and 2025. We expect the Revolution Wind project to be in-service in late 2025.

For Sunrise Wind, on March 26, 2024, the joint venture made its final investment decision to proceed with the project. Construction of the direct current to alternating current onshore converter station and 18-mile onshore duct bank for the onshore underground transmission cable is now underway. In addition, expansion of the onshore substation where Sunrise Wind will interconnect into the New York power grid has begun. Marine construction activities for Sunrise Wind are expected to begin later this year. For Sunrise Wind, based on the current expected timing of BOEM’s final approval and the start of offshore construction, we currently expect an in-service date in 2026.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2024 and December 31, 2023.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2024, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2023 Form 10-K.

Connecticut:

CL&P Performance-Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA is conducting the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of PBR elements for further exploration and potential implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning with final decisions expected in 2025.

On November 16, 2023, PURA issued a straw proposal in the first reopener that focused on revenue adjustment mechanisms. The proposal outlines potential additions and reforms to the current revenue adjustment mechanisms, such as multi-year rate plans, earnings sharing mechanisms and the revenue decoupling mechanism. On March 14, 2024, PURA issued a straw proposal in the second reopener docket which concentrates on performance mechanisms in a PBR framework. The proposal suggests the development of performance incentive mechanisms, reported metrics and scorecards. These straw proposals are not authoritative and additional technical sessions, hearings and testimony will continue prior to a final decision, which will not be applied until the time of CL&P’s next distribution rate case.

We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Storm Filing: On December 22, 2023, CL&P initiated a docket seeking a prudency review of approximately $634 million of catastrophic storm costs for twenty-four weather events from January 1, 2018 to December 31, 2021. In the filing, CL&P requested PURA establish a rate to collect $50 million annually from customers from the date of the final decision in this proceeding. On March 1, 2024, PURA declined this request stating that a rate amendment should be conducted as part of a rate case. CL&P re-filed this request but removed the rate aspect and is seeking just the prudency review of the storm costs. On March 28, 2024, PURA established a proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events occurring between 2018 and 2021. PURA established a partial procedural schedule with hearings scheduled in the third quarter of 2025. Although we cannot predict the ultimate outcome of this matter, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery. As a result, management does not expect the storm cost review by PURA to have a material impact on the financial position or results of operations of CL&P.

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure (AMI) investment and implementation plan. On August 17, 2021, PURA issued a Notice of Request for an Amended EDC Advanced Metering Infrastructure Proposal. On November 8, 2021, CL&P submitted an Amended Proposal in response to this request with an updated schedule for the years 2022 through 2028, which included additional information as required by PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. On January 3, 2024, PURA issued a final decision regarding CL&P’s Advanced Metering Infrastructure investment and implementation plan, which CL&P most recently estimated at $766.4 million for capital costs and operating expenses. In CL&P’s view, the final decision does not provide a reasonable path for cost recovery and delays implementation by at least a year during the pendency of the cost recovery proceeding. In addition, the final decision modifies the prudence standard for recovery of costs expended on the project, improperly linking recovery to outcomes not known at the outset of the project. On January 18, 2024, CL&P submitted a motion for reconsideration to PURA asking that the agency modify these aspects of the decision, which PURA subsequently denied on February 14, 2024. On March 6, 2024, CL&P filed written comments citing four major problems associated with PURA’s guidelines for recovery of the costs of AMI implementation, which if not addressed, represent obstacles to AMI implementation in Connecticut. On April 16, 2024, PURA issued a procedural order directing Eversource and inviting all parties and intervenors to submit pre-filed testimony pertaining to AMI by May 14, 2024, and rebuttal testimony by May 29, 2024. A final decision is expected in the fourth quarter of 2024.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a decrease to total authorized revenues of $4.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and requested a stay of the decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay and on May 25, 2023 granted a permanent stay of certain orders affecting base rates, which will keep existing rates in place until the appeal is completed. The stay included the condition that AWC-CT place any revenue received from customers above the rates and amounts authorized in the March 15, 2023 decision in a separate, interest bearing account until further order. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal which dismissed nine, remanded back to PURA two, and partially remanded one of AWC-CT’s twelve claims of error in its appeal. On March 28, 2024, AWC-CT filed an appeal of the Connecticut Superior Court decision to the Connecticut Appellate Court and on April 8, 2024, requested the appeal move directly to the Connecticut Supreme Court for review. A ruling on the appeal is pending. On April 18, 2024, PURA initiated a docket in which PURA will address the matters on remand. PURA's final decision is scheduled for July 31, 2024.

Although previous rates continue to remain in effect until PURA issues an updated final order, as a result of the State of Connecticut Superior Court’s decision on the appeal, AWC-CT recorded the impacts of the PURA rate case decision from the effective date of the order on March 15, 2023 through March 31, 2024. The impacts primarily include a reserve recorded for revenues subject to refund as a result of the lower authorized revenues not yet reflected in current rates, offset by a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision. These adjustments resulted in an after-tax benefit of $5.2 million recorded in the first quarter of 2024.

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 26, 2023, the DPU approved a $104.9 million increase to base distribution rates effective January 1, 2024. The base distribution rate increase was comprised of a $50.6 million inflation-based adjustment and a $54.3 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement.

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

Future of Gas Docket: In October 2020, the DPU opened Docket “DPU 20-80 The Future of Gas” to examine the role of Massachusetts natural gas local distribution companies (LDCs) in helping to meet the state’s 2050 climate goals. In December 2023, the DPU issued an order for this docket. The DPU will consider and, in some cases, require new processes and analysis for traditional natural gas investments, which may require significant changes to the LDC planning process and business models. The DPU intends to put policies and structures in place that would protect customers as Massachusetts works to decarbonize the building sector, which may involve subsequent dockets and regulatory proceedings and potentially recasting the role of LDCs in Massachusetts. The DPU preserved customer choice for energy needs and encouraged further development of decarbonized alternatives, such as the networked geothermal systems that NSTAR Gas is piloting in Framingham, Massachusetts. On December 29, 2023, Eversource and other LDCs sought formal clarity from the DPU to fully understand the resulting impact to their natural gas businesses and the associated timing of any impacts. On April 2, 2024, the DPU issued an order responding to the request for clarification indicating that the LDCs shall implement the inclusion of a Non-Gas Pipeline Alternatives (NPA) analysis on all project authorizations effective immediately. Existing NPA analysis processes will be used until such time a formal stakeholder-based NPA analysis framework is established and approved by the DPU. The DPU also indicated that NSTAR Gas and EGMA are not required to provide climate compliance performance metrics in the next PBR filing, however would be expected to propose metrics at the latest in the next base distribution rate proceeding. Greenhouse gas emissions reporting was not changed from the order. Eversource does not believe there is any indication of an inability to recover costs or risk of impairment of NSTAR Gas’ and EGMA’s natural gas assets at this time.

Legislative and Policy Matters:

Federal: On April 10, 2024, the U.S. Environmental Protection Agency announced the final regulation setting drinking water standards for six per- and polyfluoroalkyl substances (PFAS) compounds. The regulation requires compliance under a phased approach in which systems will need to complete the initial monitoring requirements for each PFAS within three years, and when warranted, take steps to assure compliance within five years. Beginning in 2027, systems will need to report results of initial monitoring and regular monitoring and issue public notifications for any monitoring and reporting violations. Starting in 2029, systems must comply with all maximum contaminant levels (MCL) and provide public notification for MCL violations. Eversource is currently evaluating the impacts to comply with the regulation for its water business.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2023 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023	Increase/(Decrease)
Operating Revenues	$3,332.6	$3,795.6	$(463.0)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,236.0	1,903.2	(667.2)
Operations and Maintenance	463.0	454.6	8.4
Depreciation	339.9	313.0	26.9
Amortization	(2.3)	(76.1)	73.8
Energy Efficiency Programs	213.4	222.9	(9.5)
Taxes Other Than Income Taxes	236.6	228.4	8.2
Total Operating Expenses	2,486.6	3,046.0	(559.4)
Operating Income	846.0	749.6	96.4
Interest Expense	250.8	194.5	56.3
Other Income, Net	91.0	89.0	2.0
Income Before Income Tax Expense	686.2	644.1	42.1
Income Tax Expense	162.5	151.0	11.5
Net Income	523.7	493.1	30.6
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$521.8	$491.2	$30.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase
Three Months Ended March 31:	2024	2023		2024	2023		2024	2023
Traditional	1,948	1,900	2.5%	—	—	—%	344	313	9.9%
Decoupled	10,587	10,298	2.8%	61,535	59,783	2.9%	4,807	4,592	4.7%
Total Sales Volumes	12,535	12,198	2.8%	61,535	59,783	2.9%	5,151	4,905	5.0%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$(326.9)
Natural Gas Distribution	(139.2)
Electric Transmission	49.2
Water Distribution	(0.2)
Other	29.8
Eliminations	(75.7)
Total Operating Revenues	$(463.0)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $28.0 million for the three month period due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2024.
•Base natural gas distribution revenues increased $9.6 million for the three month period due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2023.

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

Customers have the choice to purchase electricity from their Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each utility purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues. Certain eligible natural gas customers may elect to purchase natural gas from their Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the natural gas commodity to customers who have contracted separately with these operators, only the delivery to a customer, as the utility is acting as an agent on behalf of the gas supply operator.

The variance in tracked distribution revenues for the three month period is due primarily to the following:

	Electric Distribution	Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Three Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(514.0)	$(166.4)
CL&P FMCC	77.7	—
Retail transmission	47.2	—
Other distribution tracking mechanisms	83.8	9.3
Wholesale Market Sales Revenue	(52.0)	9.1

The decrease in energy supply procurement within electric distribution for the three month period was driven by lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution for the three month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission” expense below.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. Effective July 1, 2023, the average NBFMCC rate changed to $0.00000 per kWh. As a result of the 2023 CL&P RAM decision, the average NBFMCC rate changed to $0.00293 per kWh effective September 1, 2023.

The decrease in electric distribution wholesale market sales revenue for the three month period was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $39.65 per MWh for the three months ended March 31, 2024, as compared to $48.95 per MWh for the same period in 2023, driven primarily by lower natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $49.2 million for the three month period due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

(Millions of Dollars)	Three Months Ended
Energy supply procurement costs	$(514.3)
Other electric distribution costs	11.8
Natural gas supply costs	(153.4)
Transmission costs	34.5
Eliminations	(45.8)
Total Purchased Power, Purchased Natural Gas and Transmission	$(667.2)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs for the three month period was primarily the result of higher net metering costs at NSTAR Electric, partially offset by a decrease in long-term renewable energy purchase contract costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs decreased for the three month period due primarily to a decrease in the retail cost deferral and lower average prices, partially offset by higher average purchased volumes.

The increase in transmission costs for the three month period was primarily the result of an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, an increase in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers, and an increase in costs billed by ISO-NE that support regional grid investments.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Vegetation management	$3.7
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	3.0
Shared corporate costs (including IT system depreciation at Eversource Service)	2.6
Employee-related expenses (including labor and benefits)	(0.8)
Total Base Electric Distribution (Non-Tracked Costs)	8.5
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase due primarily to higher transmission expense	26.5
Total Electric Distribution and Electric Transmission	35.0
Natural Gas Distribution:
Base (Non-Tracked Costs) - Decrease due primarily to lower employee-related expenses and lower uncollectible expenses	(11.1)
Tracked Costs	0.3
Total Natural Gas Distribution	(10.8)
Water Distribution	3.5
Eversource Parent and Other Companies - other operations and maintenance	9.9
Eliminations	(29.2)
Total Operations and Maintenance	$8.4

Depreciation expense increased for the three month period due primarily to higher net plant in service balances.

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

The variance in Amortization for the three month period is due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in the first quarter of 2024, as compared to the first quarter of 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the first quarter of 2024 as compared to the deferral adjustment in the first quarter of 2023, resulting in an increase to amortization expense of $53.1 million. Amortization expense also increased at NSTAR Electric as a result of an increase in storm costs recovered in rates.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense decreased for the three month period due primarily to the deferral adjustment, partially offset by higher program spending.

Taxes Other Than Income Taxes expense increased for the three month period due primarily to higher property taxes as a result of higher assessments and higher utility plant balances, partially offset by lower Connecticut gross earnings taxes.

Interest Expense increased for the three month period due primarily to an increase in interest on long-term debt as a result of new debt issuances ($55.5 million), higher interest on short-term notes payable due to increased borrowings ($8.1 million), and an increase in interest expense on regulatory deferrals ($4.1 million), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($15.2 million).

Other Income, Net increased for the three month period due primarily to an increase in capitalized AFUDC related to equity funds ($11.3 million), an increase in interest income primarily from regulatory deferrals ($6.9 million), an increase in equity in earnings related to Eversource's equity method investments ($4.0 million), and a decrease in investment losses driven by market volatility ($0.9 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($7.0 million). Other Income, Net also decreased for the three month period due to the absence in 2024 of a benefit in the first quarter of 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023.

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($8.9 million), higher state taxes ($6.6 million), a decrease in amortization of EDIT ($4.6 million), and a higher share-based payment tax deficiency ($1.8 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($10.4 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)
Operating Revenues	$1,121.3	$1,338.9	$(217.6)	$947.6	$956.3	$(8.7)	$326.1	$420.2	$(94.1)
Operating Expenses:
Purchased Power and Transmission	566.0	850.6	(284.6)	273.3	360.9	(87.6)	87.9	226.7	(138.8)
Operations and Maintenance	186.8	160.3	26.5	173.7	166.1	7.6	68.7	67.8	0.9
Depreciation	98.4	92.2	6.2	96.9	90.5	6.4	37.4	34.1	3.3
Amortization of Regulatory (Liabilities)/Assets, Net	(91.7)	(122.3)	30.6	48.4	22.8	25.6	21.3	(5.3)	26.6
Energy Efficiency Programs	35.6	32.6	3.0	82.3	86.2	(3.9)	11.2	10.2	1.0
Taxes Other Than Income Taxes	103.8	101.6	2.2	60.0	53.5	6.5	23.3	22.1	1.2
Total Operating Expenses	898.9	1,115.0	(216.1)	734.6	780.0	(45.4)	249.8	355.6	(105.8)
Operating Income	222.4	223.9	(1.5)	213.0	176.3	36.7	76.3	64.6	11.7
Interest Expense	54.8	45.2	9.6	49.4	44.9	4.5	19.2	17.5	1.7
Other Income, Net	16.5	14.9	1.6	47.1	39.9	7.2	7.1	5.7	1.4
Income Before Income Tax Expense	184.1	193.6	(9.5)	210.7	171.3	39.4	64.2	52.8	11.4
Income Tax Expense	45.7	45.2	0.5	50.7	37.5	13.2	15.8	12.5	3.3
Net Income	$138.4	$148.4	$(10.0)	$160.0	$133.8	$26.2	$48.4	$40.3	$8.1

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2024	2023	Percentage Increase
CL&P	5,001	4,802	4.1%
NSTAR Electric	5,586	5,496	1.6%
PSNH	1,948	1,900	2.5%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $217.6 million at CL&P, $8.7 million at NSTAR Electric, and $94.1 million at PSNH for the three month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $26.0 million for the three month period due primarily to a base distribution rate increase effective January 1, 2024.
•PSNH's distribution revenues increased $2.0 million for the three month period due primarily to an increase in sales volumes in 2024 compared to 2023.

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

Customers have the choice to purchase electricity from their Eversource electric utility or from a competitive third party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each utility purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues.

The variance in tracked distribution revenues for the three month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(279.6)	$(112.2)	$(122.2)
CL&P FMCC	77.7	—	—
Retail transmission	24.4	11.7	11.1
Other distribution tracking mechanisms	(2.9)	70.4	16.3
Wholesale Market Sales Revenue	(33.4)	(9.5)	(9.1)

The decrease in energy supply procurement at CL&P, NSTAR Electric and PSNH for the three month period was driven by lower average prices and lower average supply-related sales volumes. Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission” expense below.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. Effective July 1, 2023, the average NBFMCC rate changed to $0.00000 per kWh. As a result of the 2023 CL&P RAM decision, the average NBFMCC rate changed to $0.00293 per kWh effective September 1, 2023.

The decrease in wholesale market sales revenue for the three month period was due primarily to lower average electricity market prices received for wholesale sales at CL&P, NSTAR Electric and PSNH. ISO-NE average market prices received for CL&P’s wholesale sales decreased to an average price of $39.65 per MWh for the three months ended March 31, 2024, as compared to $48.95 per MWh for the same period in 2023, driven primarily by lower natural gas prices in New England. CL&P’s volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA that CL&P entered into in 2019, as required by regulation. CL&P sells the energy purchased from Millstone and Seabrook into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net sales or net cost amount is refunded to, or recovered from, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $16.1 million at CL&P, $22.7 million at NSTAR Electric, and $10.4 million at PSNH for the three month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $20.1 million at CL&P, $18.2 million at NSTAR Electric, and $4.7 million at PSNH for the three month period.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(280.1)	$(112.7)	$(121.5)
Other electric distribution costs	—	31.6	(19.8)
Transmission costs	15.6	11.7	7.2
Eliminations	(20.1)	(18.2)	(4.7)
Total Purchased Power and Transmission	$(284.6)	$(87.6)	$(138.8)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at NSTAR Electric is due to an increase in net metering costs and the variance at PSNH is due primarily to a decrease in long-term renewable energy purchase contract costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The increase in transmission costs at CL&P and PSNH was due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, an increase resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers, and an increase in costs billed by ISO-NE that support regional grid investments.
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in Local Network Service charges and an increase resulting from the retail transmission cost deferral. These increases were partially offset by a decrease in costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Vegetation management	$6.8	$(1.9)	$(1.2)
Storm costs	2.2	0.8	(2.9)
Employee-related expenses (including labor and benefits)	2.0	(2.7)	(0.1)
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	1.9	0.5	0.5
Shared corporate costs (including IT system depreciation at Eversource Service)	1.3	0.9	0.4
Total Base Electric Distribution (Non-Tracked Costs)	14.2	(2.4)	(3.3)
Total Tracked Costs - Increase due primarily to higher transmission expense	12.3	10.0	4.2
Total Operations and Maintenance	$26.5	$7.6	$0.9

Depreciation expense increased for the three month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory (Liabilities)/Assets, Net for the three month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in the first quarter of 2024, as compared to the first quarter of 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the first quarter of 2024 as compared to the deferral adjustment in the first quarter of 2023, resulting in an increase to amortization expense of $53.1 million.
•The increase in expense at NSTAR Electric was due to the deferral adjustment of energy-related and other tracked costs that are included in the transition and solar facilities regulatory mechanisms, and higher amortization of storm costs recovered in rates.
•The increase in expense at PSNH was due to the deferral adjustment of energy-related and other tracked costs that are included in the stranded cost recovery charge regulatory mechanism.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The variance in Energy Efficiency Programs expense for the three month period is due primarily to the following:

•The increase at CL&P was due to the deferral adjustment, partially offset by lower program spending.
•The decrease at NSTAR Electric was due to the deferral adjustment, partially offset by higher program spending.
•The increase at PSNH was due to higher program spending, partially offset by the deferral adjustment.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher property taxes as a result of higher utility plant balances.
•The increase at NSTAR Electric was due primarily to higher property taxes as a result of higher assessments and higher utility plant balances.
•The increase at PSNH was due primarily to higher property taxes as a result of higher utility plant balances, partially offset by lower mill rates.

Interest Expense - the variance is due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt as a result of new debt issuances ($7.0 million), higher interest on short-term notes payable due to increased borrowings ($3.5 million), and higher amortization of debt discounts and premiums, net ($0.2 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.6 million) and a decrease in interest expense on regulatory deferrals ($0.4 million).
•The increase at NSTAR Electric was due to higher interest on short-term notes payable due to increased borrowings ($5.2 million), an increase in interest expense on regulatory deferrals ($3.3 million) and higher interest on long-term debt as a result of a new debt issuance ($1.3 million), partially offset by an increase in capitalized AFUDC related to debt funds ($5.4 million).
•The increase at PSNH was due to higher interest on short-term notes payable ($2.8 million) and higher interest on long-term debt due to higher interest rates ($1.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($1.7 million), a decrease in interest expense on regulatory deferrals ($0.7 million), a decrease in RRB interest expense ($0.3 million) and lower amortization of debt discounts and premiums, net ($0.2 million).

Other Income, Net - the variance is due primarily to the following:

•The increase at CL&P was due primarily to an increase in interest income primarily on regulatory deferrals ($2.8 million) and an increase in capitalized AFUDC related to equity funds ($1.9 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($3.0 million).
•The increase at NSTAR Electric was due primarily to an increase in capitalized AFUDC related to equity funds ($6.7 million), an increase in interest income primarily on regulatory deferrals ($2.0 million) and investment income in 2024 compared to investment loss in 2023 driven by market volatility ($0.9 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($2.4 million).
•The increase at PSNH was due primarily to an increase in capitalized AFUDC related to equity funds ($1.2 million) and an increase in interest income primarily on regulatory deferrals ($0.9 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($0.6 million).

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to a higher share-based payment tax deficiency ($0.6 million), a decrease in amortization of EDIT ($0.3 million), higher state taxes ($0.1 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million), partially offset by lower pre-tax earnings ($2.0 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($8.3 million), higher state taxes ($2.2 million), a higher share-based payment tax deficiency ($0.6 million), and a decrease in amortization of EDIT ($3.5 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.4 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($2.4 million), higher state taxes ($0.6 million), and a decrease in amortization of EDIT ($0.5 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings decreased $10.0 million for the three month period due primarily to higher operations and maintenance expense, higher interest expense, and higher depreciation expense, partially offset by higher earnings from its capital tracking mechanism due to increased electric system improvements and an increase in transmission earnings driven by a higher transmission rate base.

NSTAR Electric's earnings increased $26.2 million for the three month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2024, an increase in transmission earnings driven by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, and lower operations and maintenance expense. The earnings increase was partially offset by higher interest expense, higher property tax expense, and higher depreciation expense.

PSNH's earnings increased $8.1 million for the three month period due primarily to an increase in transmission earnings driven by a higher transmission rate base, lower operations and maintenance expense, and higher sales volumes. The earnings increase was partially offset by higher depreciation expense and higher interest expense.

LIQUIDITY

Cash Flows: CL&P had cash flows used in operating activities of $26.6 million for the three months ended March 31, 2024, as compared to $73.6 million in the same period of 2023. The improvement in operating cash flows was due primarily to the timing of cash payments made on our accounts payable and a decrease in regulatory under-recoveries driven primarily by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rate increased in the first quarter of 2024, as compared to the first quarter of 2023, which lowered the regulatory under-recovery deferral adjustment and resulted in an improvement to operating cash flows of $53.1 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Liabilities, Net on the statements of cash flows. These favorable impacts were partially offset by the timing of other working capital items, an $11.8 million increase in cash payments to vendors for storm costs, a $4.7 million increase in cost of removal expenditures, the timing of cash collections on our accounts receivable, and a $3.0 million decrease in income tax refunds received in 2024 compared to 2023.

NSTAR Electric had cash flows provided by operating activities of $152.6 million for the three months ended March 31, 2024, as compared to $140.8 million in the same period of 2023. The increase in operating cash flows was due primarily to a decrease in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including net metering and energy efficiency costs, the timing of cash collections on our accounts receivable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by a $43.8 million increase in cash payments to vendors for storm costs, a $39.4 million decrease in operating cash flows due to income tax payments made in 2024 compared to income tax refunds received in 2023, and the timing of cash payments made on our accounts payable.

PSNH had cash flows provided by operating activities of $51.8 million for the three months ended March 31, 2024, as compared to cash flows used in operating activities of $72.9 million in the same period of 2023.  The increase in operating cash flows was due primarily to a decrease in regulatory under-recoveries driven by the timing of collections for regulatory tracking mechanisms including energy supply and stranded costs, the timing of cash collections on our accounts receivable, and a $12.9 million decrease in cash payments to vendors for storm costs. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, an $11.7 million decrease in income tax refunds received in 2024 compared to 2023, and an $8.0 million increase in cost of removal expenditures.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of March 31, 2024, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2024, our regulated companies held collateral (letters of credit or cash) of $10.0 million from counterparties related to our standard service contracts.  As of March 31, 2024, Eversource had $29.1 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2023 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2023 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2024 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2023 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2023 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2023 Form 10-K, which risk factors are incorporated herein by reference. These risk factors should be considered carefully in evaluating our risk profile. There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2023 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2024	—	$—	—	—
February 1 - February 29, 2024	—	—	—	—
March 1 - March 31, 2024	1,039	58.95	—	—
Total	1,039	$58.95	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Twenty-Second Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of April 1, 2024, relating to $700 million aggregate principal amount of Senior Notes, Series FF, Due 2031 and $700 million aggregate principal amount of Senior Notes, Series GG, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed April 18, 2024, File No. 001-05324)

+	10	Form of Executive Change in Control and Involuntary Termination Severance Program Agreement, dated December 4, 2023

	31	Certification by the Chairman of the Board, President and Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Twenty-Seventh Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of April 1, 2024 (Exhibit 4.3, PSNH Current Report on Form 8-K filed on April 1, 2024 (File No. 001-06392))

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 3, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 3, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 3, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 3, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer