Form 10-Q
period 2024-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2024-08-02
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2024

Eversource Energy Common Shares, $5.00 par value	357,384,733	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
North East Offshore	North East Offshore, LLC, an offshore wind business being developed jointly by Eversource and Denmark-based Ørsted
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
BOEM	U.S. Bureau of Ocean Energy Management
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
i

ESOP	Employee Stock Ownership Plan
Eversource 2023 Form 10-K	The Eversource Energy and Subsidiaries 2023 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSEP	Gas System Enhancement Program
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
OREC	Offshore Wind Renewable Energy Certificate
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$33,381	$53,873
Receivables, Net (net of allowance for uncollectible accounts of $579,582 and $554,455 as of June 30, 2024 and December 31, 2023, respectively)	1,473,255	1,431,531
Unbilled Revenues	196,710	225,325
Materials, Supplies, Natural Gas and REC Inventory	532,415	507,307
Regulatory Assets	2,071,652	1,674,196
Prepayments and Other Current Assets	365,209	355,762
Total Current Assets	4,672,622	4,247,994
Property, Plant and Equipment, Net	41,126,153	39,498,607
Deferred Debits and Other Assets:
Regulatory Assets	4,995,989	4,714,970
Goodwill	4,532,135	4,532,100
Investments in Unconsolidated Affiliates	949,037	660,473
Prepaid Pension and PBOP	1,101,017	1,028,207
Marketable Securities	331,730	337,814
Other Long-Term Assets	643,771	592,080
Total Deferred Debits and Other Assets	12,553,679	11,865,644
Total Assets	$58,352,454	$55,612,245

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,401,600	$1,930,422
Long-Term Debt – Current Portion	1,328,251	824,847
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,759,283	1,869,187
Accrued Interest	327,814	260,577
Regulatory Liabilities	652,291	591,750
Other Current Liabilities	740,700	821,404
Total Current Liabilities	6,253,149	6,341,397
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,249,786	5,303,730
Regulatory Liabilities	4,092,811	4,022,923
Asset Retirement Obligations	508,733	505,844
Accrued Pension, SERP and PBOP	125,381	123,754
Other Long-Term Liabilities	966,558	1,029,238
Total Deferred Credits and Other Liabilities	10,943,269	10,985,489
Long-Term Debt	25,836,078	23,588,616
Rate Reduction Bonds	345,677	367,282
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,569
Common Shareholders' Equity:
Common Shares	1,820,954	1,799,920
Capital Surplus, Paid In	8,710,844	8,460,876
Retained Earnings	4,496,830	4,142,515
Accumulated Other Comprehensive Loss	(29,581)	(33,737)
Treasury Stock	(180,334)	(195,682)
Common Shareholders' Equity	14,818,713	14,173,892
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$58,352,454	$55,612,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2024	2023	2024	2023

Operating Revenues	$2,533,522	$2,629,342	$5,866,097	$6,424,985

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	841,431	1,161,067	2,077,387	3,064,313
Operations and Maintenance	464,424	427,290	927,388	881,852
Depreciation	354,591	319,995	694,505	632,949
Amortization	(114,137)	(218,422)	(116,462)	(294,481)
Energy Efficiency Programs	145,288	145,823	358,767	368,774
Taxes Other Than Income Taxes	239,427	232,927	476,042	461,344
Total Operating Expenses	1,931,024	2,068,680	4,417,627	5,114,751
Operating Income	602,498	560,662	1,448,470	1,310,234
Interest Expense	271,316	207,313	522,064	401,858
Impairment of Offshore Wind Investment	—	401,000	—	401,000
Other Income, Net	115,285	94,875	206,315	183,857
Income Before Income Tax Expense	446,467	47,224	1,132,721	691,233
Income Tax Expense	109,246	29,922	271,772	180,893
Net Income	337,221	17,302	860,949	510,340
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$335,341	$15,422	$857,190	$506,581

Basic Earnings Per Common Share	$0.95	$0.04	$2.44	$1.45

Diluted Earnings Per Common Share	$0.95	$0.04	$2.43	$1.45

Weighted Average Common Shares Outstanding:
Basic	353,212,378	349,462,359	351,964,747	349,339,752
Diluted	353,419,658	349,729,982	352,208,440	349,670,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$337,221	$17,302	$860,949	$510,340
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Unrealized Gains on Marketable Securities	—	—	—	1,254
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(1,052)	4,083	4,146	6,054
Other Comprehensive (Loss)/Income, Net of Tax	(1,047)	4,088	4,156	7,318
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$334,294	$19,510	$861,346	$513,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,292,892	6,465	69,972				76,437
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Capital Stock Expense			(1,042)				(1,042)
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	1,806,385	8,537,591	4,413,593	(28,534)	(185,447)	14,543,588
Net Income				337,221			337,221
Dividends on Common Shares - $0.715 Per Share				(252,104)			(252,104)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	2,913,757	14,569	160,088				174,657
Long-Term Incentive Plan Activity			4,245				4,245
Issuance of Treasury Shares	272,900		10,783			5,113	15,896
Capital Stock Expense			(1,863)				(1,863)
Other Comprehensive Loss					(1,047)		(1,047)
Balance as of June 30, 2024	354,566,071	$1,820,954	$8,710,844	$4,496,830	$(29,581)	$(180,334)	$14,818,713

	For the Six Months Ended June 30, 2023
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Income				493,039			493,039
Dividends on Common Shares - $0.675 Per Share				(235,354)			(235,354)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(13,141)				(13,141)
Issuance of Treasury Shares	364,227		23,495			6,824	30,319
Other Comprehensive Income					3,230		3,230
Balance as of March 31, 2023	348,808,082	1,799,920	8,412,085	5,782,958	(36,191)	(209,401)	15,749,371
Net Income				17,302			17,302
Dividends on Common Shares - $0.675 Per Share				(235,491)			(235,491)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			5,155				5,155
Issuance of Treasury Shares	213,854		11,546			4,007	15,553
Other Comprehensive Income					4,088		4,088
Balance as of June 30, 2023	349,021,936	$1,799,920	$8,428,786	$5,562,889	$(32,103)	$(205,394)	$15,554,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$860,949	$510,340
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	694,505	632,949
Deferred Income Taxes	297,901	155,035
Uncollectible Expense	26,279	24,171
Pension, SERP and PBOP Income, Net	(35,719)	(46,600)
Pension Contributions	(2,500)	(2,400)
Regulatory Under Recoveries, Net	(383,152)	(112,050)
Amortization	(116,462)	(294,481)
Cost of Removal Expenditures	(113,024)	(183,552)
Impairment of Offshore Wind Investment	—	401,000
Other	(99,544)	(13,423)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(95,839)	137,819
Taxes Receivable/Accrued, Net	41,275	49,201
Accounts Payable	(82,355)	(489,132)
Other Current Assets and Liabilities, Net	(30,288)	(121,600)
Net Cash Flows Provided by Operating Activities	962,026	647,277

Investing Activities:
Investments in Property, Plant and Equipment	(2,220,917)	(2,039,512)
Proceeds from Sales of Marketable Securities	91,437	215,570
Purchases of Marketable Securities	(83,502)	(194,786)
Investments in Unconsolidated Affiliates	(729,354)	(390,002)
Other Investing Activities	11,355	11,055
Net Cash Flows Used in Investing Activities	(2,930,981)	(2,397,675)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	248,189	—
Cash Dividends on Common Shares	(490,910)	(458,959)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(698,252)	(589,200)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	3,850,000	3,361,000
Retirement of Long-Term Debt	(900,000)	(853,000)
Other Financing Activities	(48,493)	(27,839)
Net Cash Flows Provided by Financing Activities	1,935,170	1,406,638
Net Decrease in Cash and Restricted Cash	(33,785)	(343,760)
Cash and Restricted Cash - Beginning of Period	166,418	521,752
Cash and Restricted Cash - End of Period	$132,633	$177,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$—	$10,213
Receivables, Net (net of allowance for uncollectible accounts of $308,586 and $296,030 as of June 30, 2024 and December 31, 2023, respectively)	586,542	558,993
Accounts Receivable from Affiliated Companies	43,052	60,450
Unbilled Revenues	58,505	57,403
Materials, Supplies and REC Inventory	192,600	156,467
Regulatory Assets	860,776	480,369
Prepayments and Other Current Assets	56,444	94,789
Total Current Assets	1,797,919	1,418,684
Property, Plant and Equipment, Net	12,688,615	12,340,192
Deferred Debits and Other Assets:
Regulatory Assets	1,731,870	1,662,778
Prepaid Pension and PBOP	136,231	129,801
Other Long-Term Assets	329,433	298,169
Total Deferred Debits and Other Assets	2,197,534	2,090,748
Total Assets	$16,684,068	$15,849,624

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$407,800	$249,670
Long-Term Debt – Current Portion	139,845	—
Accounts Payable	586,253	622,055
Accounts Payable to Affiliated Companies	96,302	134,726
Obligations to Third Party Suppliers	67,364	75,753
Regulatory Liabilities	133,305	102,239
Derivative Liabilities	77,391	81,944
Other Current Liabilities	166,144	127,703
Total Current Liabilities	1,674,404	1,394,090
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,024,055	1,860,122
Regulatory Liabilities	1,351,877	1,315,928
Other Long-Term Liabilities	227,921	258,185
Total Deferred Credits and Other Liabilities	3,603,853	3,434,235
Long-Term Debt	4,814,280	4,814,429
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,584,265	3,384,265
Retained Earnings	2,830,542	2,645,868
Accumulated Other Comprehensive Income	172	185
Common Stockholder's Equity	6,475,331	6,090,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,684,068	$15,849,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$964,623	$1,034,148	$2,085,914	$2,373,054

Operating Expenses:
Purchased Power and Transmission	480,426	626,411	1,046,423	1,476,976
Operations and Maintenance	197,445	166,566	384,209	326,882
Depreciation	100,411	93,652	198,856	185,889
Amortization of Regulatory Liabilities, Net	(155,031)	(189,922)	(246,744)	(312,236)
Energy Efficiency Programs	31,540	28,137	67,140	60,783
Taxes Other Than Income Taxes	96,393	94,602	200,193	196,184
Total Operating Expenses	751,184	819,446	1,650,077	1,934,478
Operating Income	213,439	214,702	435,837	438,576
Interest Expense	61,894	47,771	116,718	92,972
Other Income, Net	22,977	13,362	39,445	28,299
Income Before Income Tax Expense	174,522	180,293	358,564	373,903
Income Tax Expense	42,921	46,993	88,610	92,187
Net Income	$131,601	$133,300	$269,954	$281,716
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$131,601	$133,300	$269,954	$281,716
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(7)	(13)	(14)
Changes in Unrealized Gains on Marketable Securities	—	—	—	43
Other Comprehensive (Loss)/Income, Net of Tax	(6)	(7)	(13)	29
Comprehensive Income	$131,595	$133,293	$269,941	$281,745

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	60,352	3,484,265	2,700,331	178	6,245,126
Net Income				131,601		131,601
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2024	6,035,205	$60,352	$3,584,265	$2,830,542	$172	$6,475,331

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	60,352	3,260,765	2,527,520	205	5,848,842
Net Income				133,300		133,300
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2023	6,035,205	$60,352	$3,260,765	$2,576,830	$198	$5,898,145

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$269,954	$281,716
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	198,856	185,889
Deferred Income Taxes	146,839	105,162
Uncollectible Expense	6,326	4,750
Pension, SERP, and PBOP Income, Net	(6,379)	(9,083)
Regulatory (Under)/Over Recoveries, Net	(117,569)	39,524
Amortization of Regulatory Liabilities, Net	(246,744)	(312,236)
Cost of Removal Expenditures	(32,317)	(36,781)
Other	(42,305)	(34,571)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(53,861)	20,542
Taxes Receivable/Accrued, Net	83,731	132,751
Accounts Payable	(54,887)	(251,326)
Other Current Assets and Liabilities, Net	(41,887)	2,711
Net Cash Flows Provided by Operating Activities	109,757	129,048

Investing Activities:
Investments in Property, Plant and Equipment	(532,235)	(499,920)
Other Investing Activities	—	173
Net Cash Flows Used in Investing Activities	(532,235)	(499,747)

Financing Activities:
Cash Dividends on Common Stock	(82,500)	(165,200)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	200,000	—
Issuance of Long-Term Debt	350,000	500,000
Retirement of Long-Term Debt	—	(400,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(49,200)	449,000
Other Financing Activities	(4,218)	(6,521)
Net Cash Flows Provided by Financing Activities	411,303	374,500
Net (Decrease)/Increase in Cash and Restricted Cash	(11,175)	3,801
Cash and Restricted Cash - Beginning of Period	12,243	20,327
Cash and Restricted Cash - End of Period	$1,068	$24,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$2,730	$6,740
Receivables, Net (net of allowance for uncollectible accounts of $106,174 and $97,026 as of June 30, 2024 and December 31, 2023, respectively)	490,160	487,707
Accounts Receivable from Affiliated Companies	103,877	74,634
Unbilled Revenues	62,319	49,897
Materials, Supplies and REC Inventory	166,717	173,770
Regulatory Assets	757,447	676,083
Prepayments and Other Current Assets	37,050	41,464
Total Current Assets	1,620,300	1,510,295
Property, Plant and Equipment, Net	13,322,862	12,753,787
Deferred Debits and Other Assets:
Regulatory Assets	1,305,490	1,281,836
Prepaid Pension and PBOP	654,183	608,617
Other Long-Term Assets	130,839	116,978
Total Deferred Debits and Other Assets	2,090,512	2,007,431
Total Assets	$17,033,674	$16,271,513

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$236,500	$365,847
Accounts Payable	483,571	599,696
Accounts Payable to Affiliated Companies	132,079	144,622
Obligations to Third Party Suppliers	232,608	139,823
Renewable Portfolio Standards Compliance Obligations	70,689	116,010
Regulatory Liabilities	413,492	368,070
Other Current Liabilities	75,516	84,688
Total Current Liabilities	1,644,455	1,818,756
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,925,079	1,849,613
Regulatory Liabilities	1,619,614	1,585,311
Other Long-Term Liabilities	335,403	327,388
Total Deferred Credits and Other Liabilities	3,880,096	3,762,312
Long-Term Debt	5,092,959	4,496,947
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,313,842	3,013,842
Retained Earnings	3,059,312	3,136,612
Accumulated Other Comprehensive Income	10	44
Common Stockholder's Equity	6,373,164	6,150,498
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,033,674	$16,271,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$845,068	$818,968	$1,792,683	$1,775,251

Operating Expenses:
Purchased Power and Transmission	209,348	266,560	482,653	627,485
Operations and Maintenance	163,580	146,852	337,252	312,935
Depreciation	100,286	92,863	197,208	183,292
Amortization of Regulatory Assets/(Liabilities), Net	21,236	(1,400)	69,627	21,385
Energy Efficiency Programs	66,662	70,687	148,962	156,904
Taxes Other Than Income Taxes	71,049	66,232	131,061	119,743
Total Operating Expenses	632,161	641,794	1,366,763	1,421,744
Operating Income	212,907	177,174	425,920	353,507
Interest Expense	54,689	46,761	104,113	91,626
Other Income, Net	48,421	40,909	95,536	80,782
Income Before Income Tax Expense	206,639	171,322	417,343	342,663
Income Tax Expense	49,036	36,579	99,763	74,107
Net Income	$157,603	$134,743	$317,580	$268,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$157,603	$134,743	$317,580	$268,556
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(23)	(32)	(44)	(65)
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Unrealized Gains on Marketable Securities	—	—	—	12
Other Comprehensive Loss, Net of Tax	(18)	(27)	(34)	(43)
Comprehensive Income	$157,585	$134,716	$317,546	$268,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	—	3,313,842	3,199,399	28	6,513,269
Net Income				157,603		157,603
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(297,200)		(297,200)
Other Comprehensive Loss					(18)	(18)
Balance as of June 30, 2024	200	$—	$3,313,842	$3,059,312	$10	$6,373,164

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	—	2,810,242	2,727,367	268	5,537,877
Net Income				134,743		134,743
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			81,000			81,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2023	200	$—	$2,891,242	$2,861,620	$241	$5,753,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$317,580	$268,556
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	197,208	183,292
Deferred Income Taxes	54,640	66,926
Uncollectible Expense	12,007	7,759
Pension, SERP and PBOP Income, Net	(18,003)	(20,460)
Regulatory Under Recoveries, Net	(157,521)	(126,487)
Amortization of Regulatory Assets, Net	69,627	21,385
Cost of Removal Expenditures	(22,832)	(33,750)
Other	(27,840)	(12,211)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(41,197)	(9,745)
Taxes Receivable/Accrued, Net	(5,328)	28,662
Accounts Payable	(77,371)	(68,720)
Other Current Assets and Liabilities, Net	40,403	(71,745)
Net Cash Flows Provided by Operating Activities	341,373	233,462

Investing Activities:
Investments in Property, Plant and Equipment	(729,758)	(677,596)
Other Investing Activities	—	48
Net Cash Flows Used in Investing Activities	(729,758)	(677,548)

Financing Activities:
Cash Dividends on Common Stock	(393,900)	(327,400)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	600,000	—
Capital Contributions from Eversource Parent	300,000	112,300
(Decrease)/Increase in Notes Payable	(129,347)	324,000
Other Financing Activities	(6,081)	8
Net Cash Flows Provided by Financing Activities	369,692	107,928
Net Decrease in Cash and Restricted Cash	(18,693)	(336,158)
Cash and Restricted Cash - Beginning of Period	22,785	345,293
Cash and Restricted Cash - End of Period	$4,092	$9,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$252	$240
Receivables, Net (net of allowance for uncollectible accounts of $14,135 and $14,322 as of June 30, 2024 and December 31, 2023, respectively)	155,242	152,276
Accounts Receivable from Affiliated Companies	15,226	18,214
Unbilled Revenues	49,398	55,012
Taxes Receivable	38,220	27,146
Materials, Supplies and REC Inventory	81,032	77,066
Regulatory Assets	175,003	189,450
Special Deposits	30,651	31,586
Prepayments	23,456	18,489
Total Current Assets	568,480	569,479
Property, Plant and Equipment, Net	4,833,400	4,574,652
Deferred Debits and Other Assets:
Regulatory Assets	922,613	773,783
Prepaid Pension and PBOP	64,530	58,979
Other Long-Term Assets	19,383	16,558
Total Deferred Debits and Other Assets	1,006,526	849,320
Total Assets	$6,408,406	$5,993,451

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$132,000	$233,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	288,517	205,744
Accounts Payable to Affiliated Companies	33,835	41,272
Regulatory Liabilities	79,112	117,515
Other Current Liabilities	73,148	72,328
Total Current Liabilities	649,822	713,069
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	758,015	691,532
Regulatory Liabilities	392,184	393,574
Other Long-Term Liabilities	39,528	42,484
Total Deferred Credits and Other Liabilities	1,189,727	1,127,590
Long-Term Debt	1,731,461	1,431,591
Rate Reduction Bonds	345,677	367,282
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,798,134	1,698,134
Retained Earnings	693,585	655,785
Common Stockholder's Equity	2,491,719	2,353,919
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,408,406	$5,993,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$287,311	$350,070	$613,427	$770,225

Operating Expenses:
Purchased Power and Transmission	36,995	144,829	124,933	371,514
Operations and Maintenance	69,643	64,503	138,355	132,298
Depreciation	38,127	34,702	75,536	68,790
Amortization of Regulatory Assets/(Liabilities), Net	28,729	(19,954)	49,993	(25,271)
Energy Efficiency Programs	9,695	9,149	20,871	19,376
Taxes Other Than Income Taxes	24,465	25,531	47,780	47,636
Total Operating Expenses	207,654	258,760	457,468	614,343
Operating Income	79,657	91,310	155,959	155,882
Interest Expense	20,259	19,106	39,453	36,649
Other Income, Net	7,772	6,301	14,822	12,019
Income Before Income Tax Expense	67,170	78,505	131,328	131,252
Income Tax Expense	15,726	18,143	31,528	30,594
Net Income	$51,444	$60,362	$99,800	$100,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$51,444	$60,362	$99,800	$100,658
Other Comprehensive Income, Net of Tax:
Changes in Unrealized Gains on Marketable Securities	—	—	—	73
Other Comprehensive Income, Net of Tax	—	—	—	73
Comprehensive Income	$51,444	$60,362	$99,800	$100,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$—	$2,353,919
Net Income				48,356		48,356
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of March 31, 2024	301	—	1,798,134	704,141	—	2,502,275
Net Income				51,444		51,444
Dividends on Common Stock				(62,000)		(62,000)
Balance as of June 30, 2024	301	$—	$1,798,134	$693,585	$—	$2,491,719

	For the Six Months Ended June 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	—	1,298,134	584,422	—	1,882,556
Net Income				60,362		60,362
Dividends on Common Stock				(28,000)		(28,000)
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of June 30, 2023	301	$—	$1,398,134	$616,784	$—	$2,014,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$99,800	$100,658
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used In) Operating Activities:
Depreciation	75,536	68,790
Deferred Income Taxes	64,545	89,761
Uncollectible Expense	2,178	(451)
Pension, SERP and PBOP Income, Net	(4,469)	(5,197)
Regulatory Under Recoveries, Net	(167,077)	(244,668)
Amortization of Regulatory Assets/(Liabilities), Net	49,993	(25,271)
Cost of Removal Expenditures	(20,358)	(15,678)
Other	(2,691)	3,896
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	1,916	12,223
Taxes Receivable/Accrued, Net	(11,045)	4,357
Accounts Payable	(3,697)	(45,255)
Other Current Assets and Liabilities, Net	(8,142)	(35,773)
Net Cash Flows Provided by/(Used In) Operating Activities	76,489	(92,608)

Investing Activities:
Investments in Property, Plant and Equipment	(289,667)	(276,676)
Other Investing Activities	—	296
Net Cash Flows Used in Investing Activities	(289,667)	(276,380)

Financing Activities:
Cash Dividends on Common Stock	(62,000)	(56,000)
Capital Contributions from Eversource Parent	100,000	100,000
Issuance of Long-Term Debt	300,000	300,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
(Decrease)/Increase in Notes Payable to Eversource Parent	(101,000)	53,000
Other Financing Activities	(3,140)	(5,460)
Net Cash Flows Provided by Financing Activities	212,255	369,935
Net (Decrease)/Increase in Cash and Restricted Cash	(923)	947
Cash and Restricted Cash - Beginning of Period	35,004	36,812
Cash and Restricted Cash - End of Period	$34,081	$37,759

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2024 and December 31, 2023, and the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2024 and 2023, and the cash flows for the six months ended June 30, 2024 and 2023. The results of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results expected for a full year.

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

As of June 30, 2024, Eversource held several equity ownership interests that are not consolidated and are accounted for under the equity method, including 50 percent ownership interests in three offshore wind projects and a tax equity investment in one of the projects. See Note 1E, "Summary of Significant Accounting Policies – Investments in Unconsolidated Affiliates," for further information on Eversource’s equity method investments.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of June 30, 2024 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of June 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2024
Beginning Balance	$379.4	$190.7	$570.1	$271.8	$36.0	$307.8	$41.8	$55.9	$97.7	$13.8
Uncollectible Expense	—	9.9	9.9	—	2.8	2.8	—	5.9	5.9	1.0
Uncollectible Costs Deferred (1)	26.0	10.0	36.0	15.3	2.6	17.9	4.3	4.7	9.0	1.1
Write-Offs	(16.5)	(23.3)	(39.8)	(12.9)	(8.3)	(21.2)	(0.2)	(7.1)	(7.3)	(2.0)
Recoveries Collected	0.2	3.2	3.4	0.2	1.1	1.3	—	0.9	0.9	0.2
Ending Balance	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1

Six Months Ended 2024
Beginning Balance	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	26.3	26.3	—	6.3	6.3	—	12.0	12.0	2.2
Uncollectible Costs Deferred (1)	53.5	21.4	74.9	38.1	5.3	43.4	3.5	9.1	12.6	2.4
Write-Offs	(31.7)	(51.8)	(83.5)	(23.8)	(16.0)	(39.8)	(1.2)	(16.3)	(17.5)	(5.2)
Recoveries Collected	0.5	6.9	7.4	0.4	2.3	2.7	—	2.1	2.1	0.4
Ending Balance	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (2)
Three Months Ended 2023
Beginning Balance	$318.7	$216.4	$535.1	$216.2	$37.2	$253.4	$42.0	$52.6	$94.6	$33.5
Uncollectible Expense	—	1.4	1.4	—	0.9	0.9	—	3.1	3.1	(5.5)
Uncollectible Costs Deferred (1)	27.0	(5.5)	21.5	16.6	3.4	20.0	3.7	3.9	7.6	(13.5)
Write-Offs	(8.1)	(21.8)	(29.9)	(6.8)	(6.7)	(13.5)	(0.1)	(8.6)	(8.7)	(2.0)
Recoveries Collected	0.6	3.7	4.3	0.5	1.5	2.0	—	1.2	1.2	0.2
Ending Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7

Six Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	24.2	24.2	—	4.8	4.8	—	7.8	7.8	(0.5)
Uncollectible Costs Deferred (1)	70.8	8.7	79.5	50.9	6.1	57.0	2.4	9.3	11.7	(12.2)
Write-Offs	(17.8)	(48.0)	(65.8)	(14.1)	(13.7)	(27.8)	(0.5)	(18.9)	(19.4)	(4.2)
Recoveries Collected	0.8	7.4	8.2	0.8	2.7	3.5	—	2.7	2.7	0.4
Ending Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs and COVID-19. The increases in the allowance for uncollectible hardship accounts at Eversource and CL&P in both 2024 and 2023 primarily relate to increased customer enrollment in disconnection prevention programs in Connecticut.

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2024				June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$30.0	$7.2	$13.3	$3.7	$33.3	$8.4	$14.1	$3.9
AFUDC Equity	23.7	5.5	15.2	1.7	19.0	4.6	12.0	1.1
Equity in Earnings of Unconsolidated Affiliates (1)	23.2	—	0.2	—	5.0	—	0.1	—
Investment Income/(Loss)	1.1	(0.1)	0.5	—	(1.4)	(1.1)	0.3	(0.3)
Interest Income	37.1	10.4	19.2	2.4	21.4	1.5	14.4	1.2
Other (2)	0.2	—	—	—	17.6	—	—	0.4
Total Other Income, Net	$115.3	$23.0	$48.4	$7.8	$94.9	$13.4	$40.9	$6.3

	For the Six Months Ended
	June 30, 2024				June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$57.8	$13.7	$25.6	$7.3	$68.1	$17.9	$28.8	$8.1
AFUDC Equity	50.5	11.5	31.4	3.6	34.5	8.7	21.5	1.8
Equity in Earnings of Unconsolidated Affiliates (1)	31.0	—	0.4	—	8.8	—	0.2	—
Investment Income/(Loss)	0.3	(0.9)	0.9	(0.2)	(3.1)	(1.7)	(0.2)	(0.4)
Interest Income	67.1	15.1	37.2	4.1	44.5	3.4	30.4	2.1
Other (2)	(0.4)	—	—	—	31.1	—	0.1	0.4
Total Other Income, Net	$206.3	$39.4	$95.5	$14.8	$183.9	$28.3	$80.8	$12.0

(1)    Equity in Earnings of Unconsolidated Affiliates includes $23.4 million of pre-tax income recorded at Eversource in the second quarter of 2024 from Eversource’s wind equity method investment, North East Offshore, as a result of a vendor settlement agreement payment received by the joint venture. This settlement payment reduced the required capital contributions to be made by Eversource to North East Offshore during the second quarter of 2024.

(2)    Eversource’s equity method investment in a renewable energy fund was liquidated in March 2023. Liquidation proceeds in excess of the carrying value were recorded in both the first and second quarters of 2023 within Other in the tables above. See Note 1E, "Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates," for further information.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

				Investment Balance
(Millions of Dollars)	Ownership Interest			As of June 30, 2024	As of December 31, 2023
Offshore Wind Business	50%	-	100%	$806.1	$515.5
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%			113.2	116.0
Other	various			29.7	29.0
Total Investments in Unconsolidated Affiliates				$949.0	$660.5

Offshore Wind Business: As of June 30, 2024, Eversource’s offshore wind business includes 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC, which collectively hold three offshore wind projects. North East Offshore holds the Revolution Wind project and the Sunrise Wind project. South Fork Class B Member, LLC holds the South Fork Wind project. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted. Eversource’s offshore wind business also includes a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A shares.

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

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of June 30 2024, all twelve South Fork Wind turbines met the requirements to qualify for the investment tax credits. As a result, $385 million of expected investment tax credits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and an increase in deferred tax assets of $331 million on the Eversource balance sheet as of June 30, 2024.

As a result of these investment tax credits generated from our wind investments, Eversource expects lower federal income tax payments between 2024 through 2026.

Sales of Offshore Wind Investments: On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind, subject to the successful selection of Sunrise Wind in the New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of agreements including the equity and asset purchase agreement, receipt of the final approval by BOEM of the Sunrise Wind Construction and Operations Plan (COP), and relevant regulatory approvals. On February 29, 2024, Sunrise Wind was selected for contract negotiation in the offshore wind solicitation by NYSERDA, and was subsequently awarded a contract, which was finalized and completed on May 31, 2024. In June 2024, Sunrise Wind received final approval by BOEM of its COP and all remaining regulatory approvals.

On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted for a gross purchase price of $230 million. The purchase price was subject to reduction for actual capital spending less than forecasted spending between signing the agreement in January and closing of the transaction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for the reduction in capital spending compared to forecasted, Ørsted paid Eversource $118 million at the closing of the sale transaction, and the remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved.

With the completion of the sale, Eversource has divested all of its ownership interest in Sunrise Wind and will not have any ongoing ownership interest in the project, nor any ongoing financial obligations associated with project costs. Eversource’s existing credit support obligations were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into a separate amended and restated construction management agreement to manage Sunrise Wind’s onshore construction through completion. In this role, Eversource will solely be a service provider to Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for $1.1 billion of cash proceeds to be received upon closing, subject to adjustment. The purchase price is inclusive of the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community ITC adder of approximately $170 million related to Revolution Wind. The purchase price is subject to adjustments based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. Factors that could result in Eversource’s total net proceeds from the transaction to be lower, resulting in post-closing adjustment payments owed to GIP, include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at less than the value included in the purchase price. Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation date of the Revolution Wind project.

The post-closing purchase price adjustment payments include cost sharing obligations that provide Eversource will share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the sale closing date for South Fork and following the commercial operation of Revolution Wind. South Fork Wind construction has been completed, and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

Closing the transaction with GIP is subject to customary conditions, including certain regulatory approvals, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. All regulatory approvals have been received and the review period under the Hart Scott Rodino Act has expired. Closing of this transaction is currently expected to occur in the third quarter of 2024.

Under the agreement with GIP, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend. Eversource will continue to make future cash expenditures for required cash contributions up to the time of disposition of the Revolution Wind and South Fork Wind projects and changes in the timing and amounts of these contributions would be adjusted in the purchase price.

Upon close of the sale transactions in the third quarter of 2024, the total proceeds will be compared to the current carrying value of the investments, and the difference will be reflected in the statement of income. At that time, Eversource will also record an estimate of future obligations under the terms of the GIP transaction, which primarily could include the potential cost overrun sharing obligation and potential obligation to maintain GIP’s internal rate of return for the Revolution Wind project. Eversource is currently evaluating the combined impact of the Sunrise Wind sale and the expected sale of Revolution Wind and South Fork Wind, and at this time, does not expect a material financial impact on our 2024 results. Proceeds from the transactions will be used to pay off parent company debt.

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. In the second quarter of 2024, there were no indicators of an other-than-temporary impairment in Eversource’s equity method investment balance.

In the second quarter of 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment. In the impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected purchase price at that time. In the fourth quarter of 2023, Eversource recognized an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) in its offshore wind investments and established a new cost basis in the investments as of December 31, 2023. The impairment charges were non-cash charges and did not impact Eversource’s cash position.

2023 Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation of $147.0 million were included in Investments in Unconsolidated Affiliates within investing activities on the statement of cash flows for the six months ended June 30, 2023. Of this amount, $123.4 million was received in the first quarter of 2023, and $23.6 million was received from escrow in the second quarter of 2023. A portion of the proceeds was used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in the first quarter of 2023. The liquidation benefit received in excess of the investment’s carrying value and the charitable contribution are included in Other Income, Net on the statement of income.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Eversource	$44.6	$44.7	$97.9	$99.7
CL&P	39.7	38.9	83.6	82.0

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2024	As of June 30, 2023
Eversource	$477.9	$457.5
CL&P	89.2	104.8
NSTAR Electric	142.2	113.4
PSNH	86.5	59.6

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$33.4	$—	$2.7	$0.3	$53.9	$10.2	$6.7	$0.2
Restricted cash included in:
Special Deposits	66.4	1.1	1.4	30.6	81.5	2.0	16.1	31.6
Marketable Securities	16.3	—	—	—	13.7	—	—	—
Other Long-Term Assets	16.5	—	—	3.2	17.3	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$132.6	$1.1	$4.1	$34.1	$166.4	$12.2	$22.8	$35.0

Special Deposits represent cash collections related to the PSNH RRB customer charges that are held in trust, required ISO-NE cash deposits, cash held in escrow accounts, and CYAPC and YAEC cash balances. Special Deposits are included in Current Assets on the balance sheets. Restricted cash included in Marketable Securities represents money market funds held in restricted trusts to fund CYAPC and YAEC's spent nuclear fuel storage obligations.

Eversource’s restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both June 30, 2024 and December 31, 2023, and $13.3 million and $14.1 million recorded in Other Long-Term Assets on the balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,074.8	$976.8	$652.1	$445.9	$1,785.9	$896.6	$609.1	$280.2
Regulatory Tracking Mechanisms	1,722.0	743.7	549.6	174.3	1,319.2	354.5	482.9	182.2
Benefit Costs	1,116.5	201.6	320.3	81.0	1,117.3	197.4	336.7	79.3
Income Taxes, Net	936.1	522.4	138.2	14.8	912.4	512.6	128.6	16.4
Securitized Stranded Costs	370.9	—	—	370.9	392.5	—	—	392.5
Goodwill-related	255.7	—	219.5	—	264.1	—	226.7	—
Asset Retirement Obligations	144.0	39.8	75.3	4.9	137.9	38.5	72.3	4.7
Derivative Liabilities	87.4	87.4	—	—	120.9	120.9	—	—
Other Regulatory Assets	360.3	21.0	107.9	5.8	339.0	22.7	101.6	8.0
Total Regulatory Assets	7,067.7	2,592.7	2,062.9	1,097.6	6,389.2	2,143.2	1,957.9	963.3
Less: Current Portion	2,071.7	860.8	757.4	175.0	1,674.2	480.4	676.1	189.5
Total Long-Term Regulatory Assets	$4,996.0	$1,731.9	$1,305.5	$922.6	$4,715.0	$1,662.8	$1,281.8	$773.8

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $267.0 million (including $180.4 million for CL&P, $27.8 million for NSTAR Electric and $2.1 million for PSNH) and $241.7 million (including $166.7 million for CL&P, $21.9 million for NSTAR Electric and $1.2 million for PSNH) of additional regulatory costs not yet specifically approved as of June 30, 2024 and December 31, 2023, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of June 30, 2024 and December 31, 2023, these regulatory costs included $87.5 million (including $64.7 million for CL&P and $10.9 million for NSTAR Electric) and $82.1 million (including $64.0 million for CL&P and $7.3 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,526.7	$963.9	$894.0	$335.7	$2,548.6	$969.2	$905.1	$339.3
Regulatory Tracking Mechanisms	722.7	183.2	393.3	72.6	668.3	154.0	347.2	114.4
Cost of Removal	717.4	182.1	442.2	18.4	666.6	157.9	420.9	16.2
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	391.5	56.0	194.0	39.7	354.0	49.9	175.9	36.6
AFUDC - Transmission	142.4	61.0	81.4	—	124.3	56.1	68.2	—
Benefit Costs	40.4	0.5	14.7	—	51.0	0.6	22.2	—
Other Regulatory Liabilities	204.0	38.5	13.5	4.9	201.9	30.4	13.9	4.6
Total Regulatory Liabilities	4,745.1	1,485.2	2,033.1	471.3	4,614.7	1,418.1	1,953.4	511.1
Less: Current Portion	652.3	133.3	413.5	79.1	591.8	102.2	368.1	117.5
Total Long-Term Regulatory Liabilities	$4,092.8	$1,351.9	$1,619.6	$392.2	$4,022.9	$1,315.9	$1,585.3	$393.6

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2024	As of December 31, 2023
(Millions of Dollars)
Distribution - Electric	$20,467.3	$19,656.5
Distribution - Natural Gas	8,358.9	8,155.3
Transmission - Electric	15,589.6	14,666.8
Distribution - Water	2,313.5	2,280.1
Solar	201.1	201.1
Utility	46,930.4	44,959.8
Other (1)	2,193.6	2,006.8
Property, Plant and Equipment, Gross	49,124.0	46,966.6
Less: Accumulated Depreciation
Utility	(10,110.4)	(9,670.1)
Other	(964.4)	(869.6)
Total Accumulated Depreciation	(11,074.8)	(10,539.7)
Property, Plant and Equipment, Net	38,049.2	36,426.9
Construction Work in Progress	3,077.0	3,071.7
Total Property, Plant and Equipment, Net	$41,126.2	$39,498.6

	As of June 30, 2024			As of December 31, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,270.0	$9,378.4	$2,859.1	$7,897.1	$9,000.5	$2,799.2
Transmission - Electric	6,790.7	6,146.5	2,654.1	6,548.2	5,630.8	2,489.5
Solar	—	201.1	—	—	201.1	—
Property, Plant and Equipment, Gross	15,060.7	15,726.0	5,513.2	14,445.3	14,832.4	5,288.7
Less: Accumulated Depreciation	(2,884.4)	(3,706.6)	(1,016.5)	(2,670.5)	(3,585.9)	(984.0)
Property, Plant and Equipment, Net	12,176.3	12,019.4	4,496.7	11,774.8	11,246.5	4,304.7
Construction Work in Progress	512.3	1,303.5	336.7	565.4	1,507.3	270.0
Total Property, Plant and Equipment, Net	$12,688.6	$13,322.9	$4,833.4	$12,340.2	$12,753.8	$4,574.7

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2024			As of December 31, 2023
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$15.5	$(0.4)	$15.1	$16.4	$(0.5)	$15.9
Long-Term Derivative Assets	Level 2	6.2	(0.2)	6.0	13.6	(0.5)	13.1
Current Derivative Liabilities	Level 2	(77.4)	—	(77.4)	(81.9)	—	(81.9)
Long-Term Derivative Liabilities	Level 2	(31.1)	—	(31.1)	(68.0)	—	(68.0)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of June 30, 2024 and December 31, 2023 were 615 MW and 682 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended June 30, 2024 and 2023, there were losses of $1.9 million and gains of $1.8 million, respectively. For the six months ended June 30, 2024 and 2023, there were losses of $2.9 million and $0.1 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both June 30, 2024 and December 31, 2023.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
(Millions of Dollars)
Derivatives, Net:
Fair Value as of Beginning of Period	$(168.8)	$(181.8)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets	1.8	(0.1)
Settlements	14.9	29.8
Fair Value as of End of Period	$(152.1)	$(152.1)

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $168.8 million and $173.6 million as of June 30, 2024 and December 31, 2023, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Unrealized gains and losses on equity securities held in Eversource's trusts are recorded in Other Income, Net on the statements of income. The equity securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. The fair value of equity securities held in Eversource’s trusts as of June 30, 2024 and December 31, 2023 were $3.8 million and $3.3 million, respectively. There were unrealized gains of $0.1 million and $0.5 million for the three and six months ended June 30, 2024 and unrealized losses of $4.7 million and $3.9 million for the three and six months ended June 30, 2023 recorded in Other Income, Net, respectively, related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of June 30, 2024				As of December 31, 2023
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$172.8	$0.2	$(10.0)	$163.0	$169.5	$1.4	$(6.6)	$164.3

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

The debt securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. Any unrealized gains and losses on available-for-sale debt securities held in Eversource's trusts are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There were no credit losses for the three and six months ended June 30, 2024 and 2023, and no allowance for credit losses as of June 30, 2024. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of June 30, 2024, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$17.8	$17.7
One to five years	30.9	30.3
Six to ten years	43.9	42.5
Greater than ten years	80.2	72.5
Total Debt Securities	$172.8	$163.0

Realized Gains and Losses:  Realized gains and losses are offset in long-term liabilities for CYAPC and YAEC and are recorded in Other Income, Net for Eversource's benefit trusts.  Eversource utilizes the average cost basis method for the CYAPC and YAEC spent nuclear fuel trusts and the specific identification basis method for the Eversource non-qualified benefit trusts to compute the realized gains and losses on the sale of marketable securities.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2024	As of December 31, 2023
Level 1:
Mutual Funds and Equities	$172.6	$176.9
Money Market Funds	16.3	13.7
Total Level 1	$188.9	$190.6
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$87.6	$90.1
Corporate Debt Securities	33.5	34.0
Asset-Backed Debt Securities	8.3	5.6
Municipal Bonds	7.0	9.8
Other Fixed Income Securities	10.3	11.1
Total Level 2	$146.7	$150.6
Total Marketable Securities	$335.6	$341.2

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,203.0	$1,771.9	$797.0	$228.1	5.67%	5.60%
NSTAR Electric Commercial Paper Program	236.5	365.8	413.5	284.2	5.37%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either October 2024, May 2025 or September 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the Yankee Gas long-term debt issuances in July 2024, $37.9 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2024, there were intercompany loans from Eversource parent to CL&P of $407.8 million and to PSNH of $132.0 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.0 billion in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2024 Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purchases
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repay Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repay Series P bonds at maturity

As a result of the Yankee Gas long-term debt issuances in July 2024, $100.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2024.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2024	As of December 31, 2023
Restricted Cash - Current Portion (included in Special Deposits)	$29.0	$30.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	370.9	392.5
Other Regulatory Liabilities (included in Regulatory Liabilities)	4.7	5.3
Accrued Interest (included in Other Current Liabilities)	6.1	6.3
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	345.7	367.3

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	3.6	3.9	7.3	8.0

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

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.2	$3.3	$1.9	$1.1	$1.8	$0.3	$0.3	$0.2
Interest Cost	62.7	12.7	12.8	6.7	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(115.7)	(23.5)	(28.0)	(12.2)	(20.3)	(2.3)	(9.9)	(1.4)
Actuarial Loss/(Gain)	22.1	3.2	6.4	1.3	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(19.4)	$(4.3)	$(6.8)	$(3.1)	$(16.0)	$(0.4)	$(11.7)	$(0.3)
Intercompany Income Allocations	N/A	$(0.6)	$(0.6)	$(0.2)	N/A	$(0.5)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$22.0	$6.2	$4.0	$2.1	$3.5	$0.6	$0.6	$0.3
Interest Cost	124.7	25.1	25.9	13.4	16.0	2.8	4.4	1.7
Expected Return on Plan Assets	(231.3)	(46.8)	(56.3)	(24.4)	(40.7)	(4.7)	(19.8)	(2.8)
Actuarial Loss/(Gain)	41.9	5.7	12.8	2.4	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.5	(8.5)	0.2
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(37.8)	$(9.8)	$(13.4)	$(6.5)	$(32.2)	$(0.8)	$(23.3)	$(0.6)
Intercompany Income Allocations	N/A	$(0.3)	$(0.2)	$(0.1)	N/A	$(1.1)	$(1.3)	$(0.4)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.7	$3.1	$1.9	$1.1	$2.0	$0.3	$0.3	$0.2
Interest Cost	63.5	12.7	13.5	6.8	8.4	1.5	2.3	0.9
Expected Return on Plan Assets	(116.5)	(23.7)	(28.5)	(12.5)	(19.5)	(2.3)	(9.3)	(1.4)
Actuarial Loss	11.6	0.6	4.0	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.3)	0.1
Settlement Loss	3.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(26.7)	$(7.3)	$(9.0)	$(4.2)	$(14.5)	$(0.2)	$(11.0)	$(0.2)
Intercompany Income Allocations	N/A	$(0.6)	$(0.4)	$(0.1)	N/A	$(0.4)	$(0.5)	$(0.1)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$21.7	$6.1	$4.0	$2.2	$3.8	$0.6	$0.6	$0.4
Interest Cost	127.2	25.3	27.0	13.6	16.9	3.1	4.6	1.8
Expected Return on Plan Assets	(232.4)	(47.1)	(56.9)	(24.8)	(38.6)	(4.7)	(18.5)	(2.8)
Actuarial Loss	24.1	1.4	8.9	0.8	—	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.6	(8.5)	0.2
Settlement Loss	3.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(55.1)	$(14.3)	$(16.8)	$(8.2)	$(28.7)	$(0.4)	$(21.8)	$(0.4)
Intercompany Income Allocations	N/A	$(2.6)	$(2.1)	$(0.6)	N/A	$(0.9)	$(1.1)	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2024		As of December 31, 2023
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	66	$127.1	65	$128.2
CL&P	16	13.4	16	13.8
NSTAR Electric	13	5.9	12	5.4
PSNH	8	6.5	8	7.6

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $115.5 million and $117.1 million as of June 30, 2024 and December 31, 2023, respectively, and related primarily to the natural gas business segment.

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

B.    Long-Term Contractual Arrangements
The following is an update to the current status of long-term contractual arrangements set forth in Note 13B of the Eversource 2023 Form 10-K.

Renewable Energy: Renewable energy contracts include non-cancelable commitments under contracts of CL&P for the purchase of energy and capacity from renewable energy facilities. The table now includes the long-term commitments of CL&P pertaining to renewable energy purchase contracts that have now commenced significant construction activities.

CL&P
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy	$338.1	$651.3	$728.7	$732.3	$734.5	$3,798.2	$6,983.1

Additionally, Renewable Energy contract costs within long-term contractual arrangements at PSNH as of December 31, 2023 included renewable energy purchase contracts related to the purchase of capacity, energy and RECs from a New Hampshire generation plant totaling $503.2 million. The NHPUC approved the termination of the PPA related to this generation plant effective February 29, 2024. As of June 30, 2024, there are no remaining long-term renewable energy purchase contracts at PSNH.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method offshore wind investments, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.9 million and $4.4 million as of June 30, 2024 and December 31, 2023, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its offshore wind business:

As of June 30, 2024
Company (Obligor)	Description	Maximum Exposure (in millions)
North East Offshore, LLC, Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1) (7)	$1,418.1
Eversource Investment LLC and South Fork Class B Member, LLC	Funding and indemnification obligations of South Fork Wind and North East Offshore, LLC (2)	333.9
Eversource Investment LLC	Letters of Credit (3) (7)	23.2
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	35.1

(1)    Eversource parent issued guarantees on behalf of its 50 percent-owned affiliates, North East Offshore, LLC (NEO), Sunrise Wind LLC, Revolution Wind, LLC and South Fork Wind, LLC, under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $2.83 billion. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between October 2024 and October 2028 and (ii) full performance of the guaranteed obligations. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation.

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

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of June 30, 2024, EI has issued letters of credit on behalf of South Fork Wind, LLC, Sunrise Wind LLC and Revolution Wind, LLC totaling $23.2 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

(4)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary, Eversource TEI LLC, whereby Eversource parent will guarantee Eversource TEI LLC’s performance of certain obligations, in an amount not to exceed $50.0 million, in connection with any remaining obligations under the LLC agreement. Eversource parent’s obligations expire upon the full performance of the guaranteed obligations.

(5)    Eversource parent issued a guarantee on behalf of its 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guaranteed obligations.

(6)    Surety bonds expire in 2024 and 2025. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

(7)    On July 9, 2024, Eversource completed the sale to Ørsted of its 50 percent ownership interest in Sunrise Wind. In connection with the sale, (i) existing Eversource parent guarantees on behalf of Sunrise Wind of obligations under certain construction-related purchase agreements with third-party contractors with a maximum exposure of $557.2 million, and (ii) $17.8 million of letters of credit under a letter of credit facility with a financial institution on behalf of Sunrise Wind, all reflected in the table above as of June 30, 2024, were terminated.

In addition, an existing guarantee agreement on behalf of NEO, that also included Sunrise Wind, with a maximum exposure of $1.2 billion ($598.6 million of which is reflected in the above table as of June 30, 2024) was terminated. Concurrent with the termination of that guarantee agreement, Eversource parent entered into a new guarantee agreement on behalf of TurbineCo, LLC (successor in interest to NEO), that also includes Sunrise Wind, with a maximum exposure of $523.8 million. However, Ørsted has agreed to indemnify Eversource parent for all claims under that new guarantee agreement related to the performance of Sunrise Wind.

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. In June 2024, the court set dates for the DOE Phase V trial of October 28, 2024 through November 8, 2024.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2024 and December 31, 2023.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$121.8	$116.2	$89.6	$43.0	$32.2	$—	$—
Long-Term Debt	27,164.3	25,027.7	4,954.1	4,537.7	5,093.0	4,723.9	1,731.5	1,527.2
Rate Reduction Bonds	388.9	368.8	—	—	—	—	388.9	368.8

As of December 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$122.2	$116.2	$90.4	$43.0	$31.8	$—	$—
Long-Term Debt	24,413.5	22,855.2	4,814.4	4,572.0	4,496.9	4,273.7	1,431.6	1,292.6
Rate Reduction Bonds	410.5	395.0	—	—	—	—	410.5	395.0

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(33.3)	$(33.7)	$(0.4)	$(1.2)	$(37.8)	$(39.4)

OCI Before Reclassifications	—	(0.9)	(0.9)	—	—	0.1	0.1
Amounts Reclassified from AOCI	—	5.0	5.0	—	1.2	6.0	7.2
Net OCI	—	4.1	4.1	—	1.2	6.1	7.3
Balance as of End of Period	$(0.4)	$(29.2)	$(29.6)	$(0.4)	$—	$(31.7)	$(32.1)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2024 and December 31, 2023	Issued as of
	Par Value		June 30, 2024	December 31, 2023
Eversource	$5	410,000,000	364,190,722	359,984,073
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances and Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first six months of 2024, Eversource issued 4,206,649 common shares, which resulted in proceeds of $248.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. In 2023, no shares were issued under this agreement.

Treasury Shares: As of June 30, 2024 and December 31, 2023, there were 9,624,651 and 10,443,807 Eversource common shares held as treasury shares, respectively. As of June 30, 2024 and December 31, 2023, there were 354,566,071 and 349,540,266 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2024 and 2023 and $3.8 million for each of the six months ended June 30, 2024 and 2023. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2024 and December 31, 2023. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and six months ended June 30, 2024 and 2023, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income Attributable to Common Shareholders	$335.3	$15.4	$857.2	$506.6
Weighted Average Common Shares Outstanding:
Basic	353,212,378	349,462,359	351,964,747	349,339,752
Dilutive Effect	207,280	267,623	243,693	331,244
Diluted	353,419,658	349,729,982	352,208,440	349,670,996
Basic EPS	$0.95	$0.04	$2.44	$1.45
Diluted EPS	$0.95	$0.04	$2.43	$1.45

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,027.5	$204.1	$—	$37.8	$—	$—	$1,269.4
Commercial	683.2	116.4	—	18.2	—	(1.5)	816.3
Industrial	89.9	35.6	—	1.1	—	(6.0)	120.6
Total Retail Tariff Sales Revenues	1,800.6	356.1	—	57.1	—	(7.5)	2,206.3
Wholesale Transmission Revenues	—	—	512.9	—	—	(396.1)	116.8
Wholesale Market Sales Revenues	132.0	35.0	—	1.0	—	—	168.0
Other Revenues from Contracts with Customers	16.1	1.5	3.6	1.5	395.2	(393.7)	24.2
Total Revenues from Contracts with Customers	1,948.7	392.6	516.5	59.6	395.2	(797.3)	2,515.3
Alternative Revenue Programs	14.0	0.2	17.5	(2.4)	—	(15.8)	13.5
Other Revenues	3.6	0.7	0.1	0.3	—	—	4.7
Total Operating Revenues	$1,966.3	$393.5	$534.1	$57.5	$395.2	$(813.1)	$2,533.5

	For the Six Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,281.6	$711.7	$—	$68.0	$—	$—	$3,061.3
Commercial	1,390.7	363.4	—	34.4	—	(3.2)	1,785.3
Industrial	177.6	95.4	—	2.2	—	(11.1)	264.1
Total Retail Tariff Sales Revenues	3,849.9	1,170.5	—	104.6	—	(14.3)	5,110.7
Wholesale Transmission Revenues	—	—	987.0	—	—	(757.7)	229.3
Wholesale Market Sales Revenues	297.3	93.3	—	1.9	—	—	392.5
Other Revenues from Contracts with Customers	44.5	2.6	7.6	1.3	838.8	(835.2)	59.6
Total Revenues from Contracts with Customers	4,191.7	1,266.4	994.6	107.8	838.8	(1,607.2)	5,792.1
Alternative Revenue Programs	27.3	31.6	47.0	(0.7)	—	(42.6)	62.6
Other Revenues	9.0	1.5	0.3	0.6	—	—	11.4
Total Operating Revenues	$4,228.0	$1,299.5	$1,041.9	$107.7	$838.8	$(1,649.8)	$5,866.1

	For the Three Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,142.2	$198.4	$—	$38.9	$—	$—	$1,379.5
Commercial	692.1	129.9	—	18.2	—	(1.2)	839.0
Industrial	84.9	41.9	—	1.1	—	(4.7)	123.2
Total Retail Tariff Sales Revenues	1,919.2	370.2	—	58.2	—	(5.9)	2,341.7
Wholesale Transmission Revenues	—	—	403.0	—	—	(303.8)	99.2
Wholesale Market Sales Revenues	112.3	39.8	—	1.0	—	—	153.1
Other Revenues from Contracts with Customers	21.0	1.1	4.5	2.0	408.8	(405.8)	31.6
Total Revenues from Contracts with Customers	2,052.5	411.1	407.5	61.2	408.8	(715.5)	2,625.6
Alternative Revenue Programs	(3.0)	(3.1)	72.5	(3.4)	—	(65.7)	(2.7)
Other Revenues	4.9	1.1	0.1	0.3	—	—	6.4
Total Operating Revenues	$2,054.4	$409.1	$480.1	$58.1	$408.8	$(781.2)	$2,629.3

	For the Six Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,606.2	$774.9	$—	$67.9	$—	$—	$3,449.0
Commercial	1,480.5	450.0	—	33.7	—	(2.3)	1,961.9
Industrial	174.1	111.4	—	2.1	—	(9.7)	277.9
Total Retail Tariff Sales Revenues	4,260.8	1,336.3	—	103.7	—	(12.0)	5,688.8
Wholesale Transmission Revenues	—	—	838.1	—	—	(629.1)	209.0
Wholesale Market Sales Revenues	329.6	88.9	—	1.8	—	—	420.3
Other Revenues from Contracts with Customers	39.2	2.7	9.1	4.0	822.7	(818.3)	59.4
Total Revenues from Contracts with Customers	4,629.6	1,427.9	847.2	109.5	822.7	(1,459.4)	6,377.5
Alternative Revenue Programs	3.1	24.3	91.2	(1.7)	—	(82.7)	34.2
Other Revenues	10.3	2.1	0.4	0.5	—	—	13.3
Total Operating Revenues	$4,643.0	$1,454.3	$938.8	$108.3	$822.7	$(1,542.1)	$6,425.0

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$513.7	$380.2	$133.6	$593.7	$370.5	$178.0
Commercial	248.0	354.4	81.1	255.0	347.2	90.2
Industrial	32.6	30.2	27.1	31.3	31.1	22.5
Total Retail Tariff Sales Revenues	794.3	764.8	241.8	880.0	748.8	290.7
Wholesale Transmission Revenues	218.8	200.9	93.2	172.5	166.9	63.6
Wholesale Market Sales Revenues	97.4	27.0	7.6	62.9	32.5	16.9
Other Revenues from Contracts with Customers	1.5	13.3	5.5	8.8	12.9	4.4
Total Revenues from Contracts with Customers	1,112.0	1,006.0	348.1	1,124.2	961.1	375.6
Alternative Revenue Programs	23.9	4.2	3.4	52.6	(5.0)	21.9
Other Revenues	1.5	1.6	0.6	2.5	1.8	0.7
Eliminations	(172.8)	(166.7)	(64.8)	(145.2)	(138.9)	(48.1)
Total Operating Revenues	$964.6	$845.1	$287.3	$1,034.1	$819.0	$350.1

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,140.6	$842.4	$298.6	$1,355.9	$838.3	$412.0
Commercial	500.4	727.9	163.1	550.3	731.5	198.8
Industrial	65.8	60.1	51.7	65.2	63.8	45.1
Total Retail Tariff Sales Revenues	1,706.8	1,630.4	513.4	1,971.4	1,633.6	655.9
Wholesale Transmission Revenues	419.5	389.7	177.8	368.3	334.7	135.1
Wholesale Market Sales Revenues	218.6	58.6	20.1	217.6	73.6	38.4
Other Revenues from Contracts with Customers	18.0	24.4	10.7	18.7	23.6	7.3
Total Revenues from Contracts with Customers	2,362.9	2,103.1	722.0	2,576.0	2,065.5	836.7
Alternative Revenue Programs	51.3	12.0	11.0	77.3	(14.5)	31.5
Other Revenues	4.3	3.6	1.4	4.7	4.3	1.7
Eliminations	(332.6)	(326.0)	(121.0)	(284.9)	(280.0)	(99.7)
Total Operating Revenues	$2,085.9	$1,792.7	$613.4	$2,373.1	$1,775.3	$770.2

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,966.3	$393.5	$534.1	$57.5	$395.2	$(813.1)	$2,533.5
Depreciation and Amortization	(34.9)	(50.1)	(98.8)	(10.8)	(48.5)	2.7	(240.4)
Other Operating Expenses	(1,713.6)	(295.2)	(147.1)	(30.9)	(314.2)	810.4	(1,690.6)
Operating Income	$217.8	$48.2	$288.2	$15.8	$32.5	$—	$602.5
Interest Expense	$(90.9)	$(22.3)	$(46.0)	$(9.7)	$(161.0)	$58.6	$(271.3)
Other Income, Net	67.0	10.9	12.2	0.6	473.5	(448.9)	115.3
Net Income Attributable to Common Shareholders	149.7	27.1	189.0	8.0	351.8	(390.3)	335.3

	For the Six Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,228.0	$1,299.5	$1,041.9	$107.7	$838.8	$(1,649.8)	$5,866.1
Depreciation and Amortization	(144.6)	(133.2)	(199.8)	(11.5)	(94.1)	5.2	(578.0)
Other Operating Expenses	(3,618.7)	(849.8)	(289.0)	(63.0)	(663.7)	1,644.6	(3,839.6)
Operating Income	$464.7	$316.5	$553.1	$33.2	$81.0	$—	$1,448.5
Interest Expense	$(173.4)	$(46.8)	$(86.9)	$(21.1)	$(307.2)	$113.3	$(522.1)
Other Income, Net	123.5	21.0	26.3	2.3	1,096.2	(1,063.0)	206.3
Net Income Attributable to Common Shareholders	317.9	217.6	365.7	13.4	892.3	(949.7)	857.2
Cash Flows Used for Investments in Plant	883.6	467.9	668.1	75.7	125.6	—	2,220.9

	For the Three Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,054.4	$409.1	$480.1	$58.1	$408.8	$(781.2)	$2,629.3
Depreciation and Amortization	82.1	(41.7)	(92.0)	(14.1)	(38.0)	2.2	(101.5)
Other Operating Expenses	(1,905.2)	(339.4)	(136.2)	(28.6)	(337.2)	779.5	(1,967.1)
Operating Income	$231.3	$28.0	$251.9	$15.4	$33.6	$0.5	$560.7
Interest Expense	$(68.2)	$(21.5)	$(42.2)	$(9.2)	$(100.6)	$34.4	$(207.3)
Impairment of Offshore Wind Investment	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	47.9	9.7	9.5	1.5	100.9	(74.6)	94.9
Net Income Attributable to Common Shareholders	165.5	11.7	161.0	9.3	(292.4)	(39.7)	15.4

	For the Six Months Ended June 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,643.0	$1,454.3	$938.8	$108.3	$822.7	$(1,542.1)	$6,425.0
Depreciation and Amortization	60.0	(118.7)	(181.9)	(27.4)	(74.8)	4.3	(338.5)
Other Operating Expenses	(4,247.4)	(1,069.8)	(264.5)	(56.5)	(676.9)	1,538.8	(4,776.3)
Operating Income	$455.6	$265.8	$492.4	$24.4	$71.0	$1.0	$1,310.2
Interest Expense	$(137.6)	$(42.7)	$(83.7)	$(18.6)	$(185.7)	$66.4	$(401.9)
Impairment of Offshore Wind Investment	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	102.1	18.7	18.9	2.7	666.8	(625.3)	183.9
Net Income Attributable to Common Shareholders	331.0	181.9	316.1	10.8	224.7	(557.9)	506.6
Cash Flows Used for Investments in Plant	817.3	371.5	636.9	74.7	139.1	—	2,039.5

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2024	$30,943.9	$9,036.6	$15,417.3	$3,018.6	$28,662.1	$(28,726.0)	$58,352.5
As of December 31, 2023	29,426.4	8,775.3	14,806.5	2,944.8	26,337.7	(26,678.5)	55,612.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as well as the Eversource 2023 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding the impairment charge for the offshore wind investments, a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned, and certain transaction and transition costs. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the impairment charge for the offshore wind investments, the loss on the disposition of land associated with an abandoned project, and transaction and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•our ability to complete the sale of our offshore wind investments in the South Fork Wind and Revolution Wind projects on the timeline, terms and pricing we expect; if we and the counterparty are unable to satisfy all closing conditions and consummate the purchase and sale transaction with respect to these offshore wind assets; if we are unable to qualify for investment tax credits related to these projects; if we experience variability in the projected construction costs of these offshore wind projects, if there is a deterioration of market conditions in the offshore wind industry; and if the projects do not commence operation as scheduled or within budget or are not completed,
•disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $335.3 million, or $0.95 per share, in the second quarter of 2024, compared with $15.4 million, or $0.04 per share, in the second quarter of 2023. We earned $857.2 million, or $2.43 per share, in the first half of 2024, compared with $506.6 million, or $1.45 per share, in the first half of 2023. Our results for the second quarter and first half of 2023 include an after-tax impairment charge of $331.0 million, or $0.95 per share, recorded within Eversource Parent and Other Companies to reflect our estimate of the fair value of the offshore wind projects. Our 2023 results also include after-tax land abandonment and other charges recorded within Eversource Parent and Other Companies of $6.2 million, or $0.01 per share, in the second quarter of 2023 and $6.7 million, or $0.01 per share, in the first half of 2023. Excluding the offshore wind impairment and these other charges, our 2023 non-GAAP earnings were $352.6 million, or $1.00 per share, in the second quarter of 2023 and $844.3 million, or $2.41 per share, in the first half of 2023.

•We reaffirmed our projection to earn within a 2024 non-GAAP earnings guidance range of between $4.50 per share and $4.67 per share, which excludes the impact of the sales of our 50 percent interests in the three jointly-owned offshore wind projects and related transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2028 within a 5 to 7 percent range.

Liquidity:

•Cash flows provided by operating activities totaled $962.0 million in the first half of 2024, compared with $647.3 million in the first half of 2023. Investments in property, plant and equipment totaled $2.22 billion in the first half of 2024, compared with $2.04 billion in the first half of 2023.

•Cash totaled $33.4 million as of June 30, 2024, compared with $53.9 million as of December 31, 2023. Our available borrowing capacity under our commercial paper programs totaled $1.21 billion as of June 30, 2024.

•In the first half of 2024, we issued $3.85 billion of new long-term debt and we repaid $900 million of long-term debt.

•On February 13, 2024, we initiated an exploratory assessment of a potential sale of our water distribution business.

•On May 1, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on June 28, 2024 to shareholders of record as of May 16, 2024.

Strategic Developments:

•On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted for a gross purchase price of $230 million. The purchase price was subject to reduction for actual capital spending less than forecasted spending between signing the agreement in January and closing of the transaction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for the reduction in capital spending compared to forecasted, Ørsted paid Eversource $118 million at the closing of the sale transaction, and the remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$335.3	$0.95	$15.4	$0.04	$857.2	$2.43	$506.6	$1.45

Regulated Companies	$373.8	$1.06	$347.5	$0.99	$914.6	$2.59	$839.8	$2.40
Eversource Parent and Other Companies (Non-GAAP)	(38.5)	(0.11)	5.1	0.01	(57.4)	(0.16)	4.5	0.01
Non-GAAP Earnings	$335.3	$0.95	$352.6	$1.00	$857.2	$2.43	$844.3	$2.41
Impairment of Offshore Wind Investment (after-tax) (1)	—	—	(331.0)	(0.95)	—	—	(331.0)	(0.95)
Land Abandonment Loss and Other Charges (after-tax) (2)	—	—	(6.2)	(0.01)	—	—	(6.7)	(0.01)
Net Income Attributable to Common Shareholders (GAAP)	$335.3	$0.95	$15.4	$0.04	$857.2	$2.43	$506.6	$1.45

(1) In the second quarter of 2023, we recorded an impairment charge resulting from the expected sales of our offshore wind investments and to reflect the estimate of the fair value of the offshore wind projects at that time. For further information, see "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$149.7	$0.42	$165.5	$0.47	$317.9	$0.90	$331.0	$0.95
Electric Transmission	189.0	0.54	161.0	0.46	365.7	1.04	316.1	0.90
Natural Gas Distribution	27.1	0.08	11.7	0.03	217.6	0.61	181.9	0.52
Water Distribution	8.0	0.02	9.3	0.03	13.4	0.04	10.8	0.03
Net Income - Regulated Companies	$373.8	$1.06	$347.5	$0.99	$914.6	$2.59	$839.8	$2.40

Our electric distribution segment earnings decreased $15.8 million and $13.1 million in the second quarter and the first half of 2024, respectively, as compared to the second quarter and the first half of 2023, due primarily to higher operations and maintenance expense driven by higher storm restoration costs, the absence of a prior year benefit at PSNH related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, higher interest expense, higher depreciation expense, and higher property tax expense. Those earnings decreases were partially offset by higher revenues from a base distribution rate increase at NSTAR Electric effective January 1, 2024 and from CL&P's capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals.

Our electric transmission segment earnings increased $28.0 million and $49.6 million in the second quarter and the first half of 2024, respectively, as compared to the second quarter and the first half of 2023, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, the impact of the annual billing and cost reconciliation filing with FERC, and higher AFUDC equity income.

Our natural gas distribution segment earnings increased $15.4 million and $35.7 million in the second quarter and the first half of 2024, respectively, as compared to the second quarter and the first half of 2023, due primarily to higher revenues from capital tracking mechanisms due to continued investments in natural gas infrastructure and a base distribution rate increase effective November 1, 2023 at NSTAR Gas, and lower operations and maintenance expense. Those earnings increases were partially offset by higher depreciation expense and higher interest expense.

Our water distribution segment earnings decreased $1.3 million in the second quarter of 2024, as compared to the second quarter of 2023, due primarily to higher operations and maintenance expense, higher interest expense, and higher depreciation expense.

Our water distribution segment earnings increased $2.6 million in the first half of 2024, as compared to the first half of 2023, due primarily to an after-tax benefit of $6.3 million recorded to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA from the effective date of the order on March 15, 2023 through June 30, 2024. The adjustment was recorded as a result of the State of Connecticut Superior Court’s decision on the rate case appeal on March 25, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision, partially offset by a reserve recorded for revenues subject to refund as a result of the lower authorized revenues not yet reflected in current rates. The earnings increase was partially offset by higher interest expense, higher depreciation expense, and higher operations and maintenance expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses improved by $293.6 million and $275.8 million in the second quarter and the first half of 2024, respectively, as compared to the second quarter and the first half of 2023, due primarily to the absence of the impairment of Eversource parent’s offshore wind investments in the second quarter of 2023, which resulted in an after-tax charge of $331.0 million, or $0.95 per share and the absence of a loss on the disposition of land in the second quarter of 2023 that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned. These earnings improvements were partially offset by higher interest expense in both periods. Additionally, earnings in the second quarter were negatively impacted by a higher effective tax rate.

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

Cash totaled $33.4 million as of June 30, 2024, compared with $53.9 million as of December 31, 2023.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,203.0	$1,771.9	$797.0	$228.1	5.67%	5.60%
NSTAR Electric Commercial Paper Program	236.5	365.8	413.5	284.2	5.37%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either October 2024, May 2025 or September 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the Yankee Gas long-term debt issuances in July 2024, $37.9 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2024, there were intercompany loans from Eversource parent to CL&P of $407.8 million and to PSNH of $132.0 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.0 billion in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric 2024 Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repay Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purchases
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repay Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repay Series P bonds at maturity
As a result of the Yankee Gas long-term debt issuances in July 2024, $100.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2024.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $7.6 million of interest payments in the first half of 2024, and paid $21.6 million of RRB principal payments and $8.3 million of interest payments in the first half of 2023.

Common Share Issuances and Equity Distribution Agreement: On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. In the first six months of 2024, Eversource issued 4,206,649 common shares, which resulted in proceeds of $248.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $962.0 million in the first half of 2024, compared with $647.3 million in the first half of 2023. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, the timing of other working capital items, a decrease in cost of removal expenditures, a $48.8 million increase in income tax refunds received in 2024 compared to 2023, and a $42.6 million decrease in cash payments to vendors for storm costs. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable and an increase in regulatory under-recoveries driven primarily by the timing of collections for energy and natural gas supply costs and other regulatory tracking mechanisms. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows.

On April 17, 2024, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective July 1, 2024 through April 30, 2025. The rate approvals include the recovery of NBFMCC and SBC net underrecoveries as of December 31, 2023 of $264.9 million and $86.2 million, respectively, and the recovery of expected net costs of $388.5 million for the NBFMCC and $254.4 million for the SBC for the period July 1, 2024 through April 30, 2025. The NBFMCC rate adjustment is primarily driven by long-term nuclear power purchase agreements required by state policy and the SBC rate adjustment is primarily driven by costs associated with accounts receivable hardship customer protection and the new low-income discount rate effective December 2023. On July 23, 2024, PURA issued a draft final decision that approved a further adjustment to the NBFMCC rate to include the recovery of incurred and deferred electric vehicle program costs from 2021 through May 31, 2024 of $44.4 million and expected electric vehicle program costs from June 1, 2024 through December 31, 2024 of $24.3 million. In total, $49.8 million, including $5.4 million in carrying costs, will be recovered over a 20-month period of September 1, 2024 through April 30, 2026, and $24.3 million will be recovered over an eight-month period of September 1, 2024 through April 30, 2025. In addition, PURA approved $3.5 million of 2024 Innovative Energy Solutions program costs and $2.5 million of Connecticut Green Bank program costs, over an eight-month period of September 1, 2024 through April 30, 2025. A final PURA decision in CL&P’s RAM filing is expected on August 14, 2024.

On May 1, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on June 28, 2024 to shareholders of record as of May 16, 2024. In the first half of 2024, we paid cash dividends of $490.9 million and issued non-cash dividends of $12.0 million in the form of treasury shares, totaling dividends of $502.9 million. In the first half of 2023, we paid cash dividends of $459.0 million and issued non-cash dividends of $11.8 million in the form of treasury shares, totaling dividends of $470.8 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2024, CL&P, NSTAR Electric and PSNH paid $82.5 million, $393.9 million and $62.0 million respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first half of 2024, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.22 billion, $532.2 million, $729.8 million, and $289.7 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Credit Ratings: On June 18, 2024, Moody’s revised the outlook from stable to negative for CL&P.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $2.26 billion in the first half of 2024, compared to $1.98 billion in the first half of 2023.  These amounts included $152.7 million and $119.1 million in the first half of 2024 and 2023, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $135.6 million in the first half of 2024, as compared to the first half of 2023.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023
CL&P	$259.2	$162.9
NSTAR Electric	235.1	227.4
PSNH	199.7	168.1
Total Electric Transmission	$694.0	$558.4

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

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2024
Basic Business	$129.4	$229.6	$51.5	$410.5	$115.8	$10.8	$537.1
Aging Infrastructure	101.5	145.9	22.5	269.9	324.3	67.0	661.2
Load Growth and Other	59.4	107.3	24.4	191.1	22.6	0.4	214.1
Total Distribution	$290.3	$482.8	$98.4	$871.5	$462.7	$78.2	$1,412.4
2023
Basic Business	$135.9	$172.1	$38.7	$346.7	$93.9	$7.7	$448.3
Aging Infrastructure	120.8	146.7	40.3	307.8	305.4	60.2	673.4
Load Growth and Other	62.1	80.0	11.9	154.0	26.9	0.3	181.2
Total Distribution	$318.8	$398.8	$90.9	$808.5	$426.2	$68.2	$1,302.9

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

Offshore Wind Business: As of June 30, 2024, Eversource’s offshore wind business includes 50 percent ownership interests in wind partnerships, which collectively hold the Revolution Wind, South Fork Wind and Sunrise Wind projects, and a tax equity investment in South Fork Wind. The offshore wind projects are being developed and constructed through joint and equal partnerships with Ørsted.

As of June 30, 2024 and December 31, 2023, Eversource's total equity investment balance in its offshore wind business was $806.1 million and $515.5 million, respectively.

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

In September of 2023, Eversource made a contribution of $528 million using the proceeds from the lease area sale to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of June 30 2024, all twelve South Fork Wind turbines met the requirements to qualify for the investment tax credits. As a result, $385 million of expected investment tax credits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and an increase in deferred tax assets of $331 million on the Eversource balance sheet as of June 30, 2024.

As a result of these investment tax credits generated from our wind investments, Eversource expects lower federal income tax payments between 2024 through 2026.

Sales of Offshore Wind Investments: On January 24, 2024, Ørsted signed an agreement with Eversource to acquire Eversource’s 50 percent share of Sunrise Wind, subject to the successful selection of Sunrise Wind in the New York fourth solicitation for offshore wind capacity, signing of an OREC contract with NYSERDA, finalization of agreements including the equity and asset purchase agreement, receipt of the final approval by BOEM of the Sunrise Wind Construction and Operations Plan (COP), and relevant regulatory approvals. On February 29, 2024, Sunrise Wind was selected for contract negotiation in the offshore wind solicitation by NYSERDA, and was subsequently awarded a contract, which was finalized and completed on May 31, 2024. In June 2024, Sunrise Wind received final approval by BOEM of its COP and all remaining regulatory approvals.

On April 18, 2024, Eversource and Ørsted executed the equity and asset purchase agreement to sell Eversource’s 50 percent interest in Sunrise Wind to Ørsted for a gross purchase price of $230 million. The purchase price was subject to reduction for actual capital spending less than forecasted spending between signing the agreement in January and closing of the transaction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for the reduction in capital spending compared to forecasted, Ørsted paid Eversource $118 million at the closing of the sale transaction, and the remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved.

With the completion of the sale, Eversource has divested all of its ownership interest in Sunrise Wind and will not have any ongoing ownership interest in the project, nor any ongoing financial obligations associated with project costs. Eversource’s existing credit support obligations were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into a separate amended and restated construction management agreement to manage Sunrise Wind’s onshore construction through completion. In this role, Eversource will solely be a service provider to Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its existing 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for $1.1 billion of cash proceeds to be received upon closing, subject to adjustment. The purchase price is inclusive of the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community ITC adder of approximately $170 million related to Revolution Wind. The purchase price is subject to adjustments based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. Factors that could result in Eversource’s total net proceeds from the transaction to be lower, resulting in post-closing adjustment payments owed to GIP, include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at less than the value included in the purchase price. Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation date of the Revolution Wind project.

The post-closing purchase price adjustment payments include cost sharing obligations that provide Eversource will share equally with GIP in GIP’s funding obligations for up to approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which obligations for any additional capital expenditure overruns would be shared equally by Eversource and Ørsted. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the sale closing date for South Fork and following the commercial operation of Revolution Wind. South Fork Wind construction has been completed, and Eversource does not expect any material cost sharing or other purchase price adjustment payments for South Fork Wind.

Closing the transaction with GIP is subject to customary conditions, including certain regulatory approvals, as well as other conditions, among which is the completion and execution of the partnership agreements between GIP and Ørsted that will govern GIP’s new ownership interest in those projects following Eversource’s divestiture. All regulatory approvals have been received and the review period under the Hart Scott Rodino Act has expired. Closing of this transaction is currently expected to occur in the third quarter of 2024.

Under the agreement with GIP, Eversource’s existing credit support obligations are expected to roll off for each project around the time that each project completes its expected capital spend. Eversource will continue to make future cash expenditures for required cash contributions up to the time of disposition of the Revolution Wind and South Fork Wind projects and changes in the timing and amounts of these contributions would be adjusted in the purchase price.

Upon close of the sale transactions in the third quarter of 2024, the total proceeds will be compared to the current carrying value of the investments, and the difference will be reflected in the statement of income. At that time, Eversource will also record an estimate of future obligations under the terms of the GIP transaction, which primarily could include the potential cost overrun sharing obligation and potential obligation to maintain GIP’s internal rate of return for the Revolution Wind project. Eversource is currently evaluating the combined impact of the Sunrise Wind sale and the expected sale of Revolution Wind and South Fork Wind, and at this time, does not expect a material financial impact on our 2024 results. Proceeds from the transactions will be used to pay off parent company debt.

Impairment: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment. In the second quarter of 2024, there were no indicators of an other-than-temporary impairment in Eversource’s equity method investment balance.

In the second quarter of 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment. In the impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected purchase price at that time. In the fourth quarter of 2023, Eversource recognized an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) in its offshore wind investments and established a new cost basis in the investments as of December 31, 2023. The impairment charges were non-cash charges and did not impact Eversource’s cash position.

Permitting and Construction of Offshore Wind Projects: The offshore wind projects require receipt of federal, state and local approvals necessary to construct and operate the projects. The federal permitting process is led by BOEM, and state approvals are required from New York, Rhode Island and Massachusetts. South Fork Wind, Revolution Wind and Sunrise Wind have each received final federal approval from BOEM. All state and local approvals have been received for South Fork and Revolution Wind. For Sunrise Wind, all state and local approvals required to start construction have been received.

Installation of South Fork Wind’s twelve 11-megawatt wind turbines was completed in February 2024 and the project is in-service. For Revolution Wind, major construction began in the fourth quarter of 2023 and onshore and offshore construction is underway. For Sunrise Wind, onshore construction is in progress.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2024 and December 31, 2023.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of 2023 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $5.5 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using 2023 rate base) on Eversource's after-tax earnings is approximately $20 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2024, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2023 Form 10-K.

Connecticut:

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a decrease to total authorized revenues of $4.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and requested a stay of the decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay and on May 25, 2023 granted a permanent stay of certain orders affecting base rates, which would keep existing rates in place until the appeal is completed. The stay included the condition that AWC-CT place any revenue received from customers above the rates and amounts authorized in the March 15, 2023 decision in a separate, interest bearing account until further order. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal which dismissed nine, remanded back to PURA two, and partially remanded one of AWC-CT’s twelve claims of error in its appeal. On March 28, 2024, AWC-CT filed an appeal of the Connecticut Superior Court decision to the Connecticut Appellate Court and that appeal was subsequently transferred to the Connecticut Supreme Court for review. A ruling on the appeal is pending.

On April 18, 2024, PURA initiated a docket to address the matters on remand. On July 31, 2024, PURA issued a final decision in this docket and increased AWC-CT’s approved revenue requirement by $0.1 million above the amount authorized in the March 15, 2023 decision. As a result of the State of Connecticut Superior Court’s decision on the appeal, AWC-CT recorded the impacts of the PURA rate case decision from the effective date of the order on March 15, 2023 through June 30, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its 2023 final decision, partially offset by a reserve recorded for revenues subject to refund as a result of the lower authorized revenues not yet reflected in current rates. These adjustments resulted in an after-tax benefit of $6.3 million recorded in the first half of 2024.

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

EGMA Distribution Rates: On May 29, 2024, EGMA filed for its first rate base reset for rates to be effective November 1, 2024, in accordance with an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU. The rate base reset occurring on November 1, 2024 adjusts distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023. The total revenue requirement calculated for the first rate base reset is an increase to base distribution rates of $155.0 million, of which $34.1 million is associated with GSEP investments through December 31, 2023. Under the terms of the Rate Settlement Agreement, EGMA applied a cap on the revenue change to be effective November 1, 2024, and the amount in excess of the cap will be deferred for recovery through the Local Distribution Adjustment Clause (LDAC) on November 1, 2025, including carrying charges. After adjusting for the cap, the increase to base distribution rates is $87.5 million to be effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024), and an increase of $67.5 million to base distribution rates to be effective November 1, 2025.

NSTAR Electric CIP Filing: On December 30, 2022, the DPU approved a provisional system planning tariff for the recovery of costs associated with a capital investment project (CIP) proposal submitted by NSTAR Electric for one of six geographic study areas in its service territory in accordance with DPU’s directives. The DPU established a new, provisional framework for planning and funding upgrades to the electric power system to foster development and interconnection of distributed energy facilities. Under the DPU program, NSTAR Electric has filed infrastructure upgrade proposals to be built within a four-year construction timeframe that allocate the costs of interconnection upgrades between the interconnecting distributed generation facility and distribution customers based on a technical analysis of capacity benefits. Payments made by the distributed generation facility will be applied against the total capital investment made by NSTAR Electric and NSTAR Electric will earn a return on the net investment. The amount allocated to distribution customers will be recovered through a reconciling mechanism, the Provisional System Planning Tariff. The DPU approved the first of these provisional system planning projects, the Marion-Fairhaven group study area, which will enable 141 MW of distributed energy resources (DER) to be interconnected at a total estimated cost of $120 million. Of the total $120 million, $66 million will be allocated to distribution customers, once the enabled distributed energy facilities capacity is fully subscribed by distributed energy facilities interconnecting customers. Additionally, NSTAR Electric will proceed with construction of approximately $54 million of transmission upgrades necessary to improve local reliability and integrate distribution energy resources in the Marion-Fairhaven area and recover the amount through local transmission rates.

On June 4, 2024, the DPU approved four of the remaining five CIPs that were originally submitted by NSTAR Electric. These included the Plainfield-Blandford CIP, which will enable 40 MW of DER to be interconnected at a total estimated distribution investment of $37 million, the Dartmouth-Westport CIP which enables 60 MW of DER for a total distribution investment of $58 million, the Plymouth CIP which enables 380 MW of DER for a total distribution investment of $152 million and the Cape Cod CIP which enables 296 MW of DER for a total distribution investment of $170 million. Of the total $417 million for these four recently approved CIPs, $183 million will be allocated to distribution customers, once the enabled distributed energy facilities capacity is fully subscribed by distributed energy facilities interconnecting customers. Additionally, NSTAR Electric will proceed with construction of approximately $64 million of transmission upgrades necessary to improve local reliability and integrate distribution energy resources in the four CIP areas and recover the amount through local transmission rates. The sixth and final originally filed CIP, Freetown, is still pending approval with the DPU.

New Hampshire:

PSNH Distribution Rate Case: On June 11, 2024, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase, proposed to take effect August 1, 2024. On July 31, 2024, the NHPUC approved a settlement agreement that was reached by PSNH, New Hampshire Department of Energy, and the Office of the Consumer Advocate to implement a temporary annual base distribution rate increase of $61.2 million to take effect August 1, 2024.

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase, and proposed to take effect August 1, 2025. The temporary rates are subject to reconciliation based on the outcome of the permanent rate case back to the date when temporary rates took effect. The permanent rate increase request includes $247 million in unrecovered storm costs to be recovered over a five-year period. As part of the rate case, PSNH proposed to implement a performance-based rate making plan that would adjust rates annually over a four-year term with a corresponding stay out provision. The plan includes a revenue-cap formula adjusted for inflation, a supplemental capital adjustment formula to support PSNH’s planned capital infrastructure improvements, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism, among others. The NHPUC is permitted up to twelve months in all to investigate the proposed rates and issue a final order. A decision by the NHPUC on permanent rates is expected by August 1, 2025.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Operating Revenues	$2,533.5	$2,629.3	$(95.8)	$5,866.1	$6,425.0	$(558.9)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	841.4	1,161.1	(319.7)	2,077.4	3,064.3	(986.9)
Operations and Maintenance	464.4	427.3	37.1	927.4	881.9	45.5
Depreciation	354.6	320.0	34.6	694.5	632.9	61.6
Amortization	(114.1)	(218.5)	104.4	(116.5)	(294.5)	178.0
Energy Efficiency Programs	145.3	145.8	(0.5)	358.8	368.8	(10.0)
Taxes Other Than Income Taxes	239.4	232.9	6.5	476.0	461.4	14.6
Total Operating Expenses	1,931.0	2,068.6	(137.6)	4,417.6	5,114.8	(697.2)
Operating Income	602.5	560.7	41.8	1,448.5	1,310.2	138.3
Interest Expense	271.3	207.4	63.9	522.1	401.8	120.3
Impairment of Offshore Wind Investment	—	401.0	(401.0)	—	401.0	(401.0)
Other Income, Net	115.3	94.9	20.4	206.3	183.9	22.4
Income Before Income Tax Expense	446.5	47.2	399.3	1,132.7	691.3	441.4
Income Tax Expense	109.3	29.9	79.4	271.7	180.9	90.8
Net Income	337.2	17.3	319.9	861.0	510.4	350.6
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$335.3	$15.4	$319.9	$857.2	$506.6	$350.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/ (Decrease)
Three Months Ended June 30:	2024	2023		2024	2023		2024	2023
Traditional	1,836	1,745	5.2%	—	—	—%	376	370	1.6%
Decoupled and Special Contracts (1)	10,051	9,419	6.7%	24,814	23,751	4.5%	5,601	6,000	(6.7)%
Total Sales Volumes	11,887	11,164	6.5%	24,814	23,751	4.5%	5,977	6,370	(6.2)%

Six Months Ended June 30:
Traditional	3,784	3,645	3.8%	—	—	—%	719	679	5.9%
Decoupled	20,639	19,717	4.7%	86,349	83,534	3.4%	10,408	10,592	(1.7)%
Total Sales Volumes	24,423	23,362	4.5%	86,349	83,534	3.4%	11,127	11,271	(1.3)%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$(88.1)	$(415.0)
Natural Gas Distribution	(15.6)	(154.8)
Electric Transmission	54.0	103.1
Water Distribution	(0.6)	(0.6)
Other	(13.6)	16.1
Eliminations	(31.9)	(107.7)
Total Operating Revenues	$(95.8)	$(558.9)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $28.5 million and $56.6 million for the three and six month periods due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2024.
•Base natural gas distribution revenues increased $4.6 million and $14.2 million for the three and six month periods due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2023.

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

The variance in tracked distribution revenues for the three and six month periods is due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(341.6)	$(855.6)	$(30.5)	$(196.9)
CL&P FMCC	80.0	157.9	—	—
Retail transmission	43.9	91.1	—	—
Net Metering	29.2	59.5	—	—
Other distribution tracking mechanisms	50.5	103.9	14.8	24.1
Wholesale Market Sales Revenue	19.7	(32.3)	(4.8)	4.4

The decrease in energy supply procurement within both electric distribution and natural gas distribution for the three and six month periods was driven by lower average prices and lower average supply-related sales volumes.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the July 2024 draft final decision in the 2024 CL&P RAM filing, the average NBFMCC will increase to $0.04279 per kWh effective September 1, 2024. The rate increases primarily resulted from higher costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission” expense below.

Electric Transmission Revenues:  Electric transmission revenues increased $54.0 million and $103.1 million for the three and six month periods due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual billing and cost reconciliation filing with FERC.

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

(Millions of Dollars)	Three Months Ended	Six Months Ended
Energy supply procurement costs	$(341.4)	$(855.7)
Other electric distribution costs	67.9	79.7
Natural gas supply costs	(38.3)	(191.7)
Transmission costs	34.5	69.0
Eliminations	(42.4)	(88.2)
Total Purchased Power, Purchased Natural Gas and Transmission	$(319.7)	$(986.9)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs for the three and six month periods was primarily the result of higher net metering costs at NSTAR Electric, higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, partially offset by a decrease in long-term renewable energy purchase contract costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs decreased for the three and six month periods due primarily to a decrease in the retail cost deferral and lower average prices, partially offset by higher average purchased volumes.

The increase in transmission costs for the three month period was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. The increase in transmission costs for the six month period was primarily the result of an increase in costs billed by ISO-NE and an increase in Local Network Service charges. This was partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Storm Costs	$16.2	$16.3
Operations-related expenses (including vendor services, vehicles and materials)	6.2	6.4
Employee-related expenses (including labor and benefits)	5.6	4.8
Shared corporate costs (including IT system depreciation at Eversource Service)	4.1	6.7
Vegetation management	1.3	5.0
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	(1.3)	1.4
Total Base Electric Distribution (Non-Tracked Costs)	32.1	40.6
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase in both periods due primarily to higher transmission expense	20.7	47.2
Total Electric Distribution and Electric Transmission	52.8	87.8
Natural Gas Distribution:
Base (Non-Tracked Costs) - Decrease in both periods due primarily to lower employee-related expenses and lower uncollectible expense	(10.9)	(22.0)
Tracked Costs	5.8	6.1
Total Natural Gas Distribution	(5.1)	(15.9)
Water Distribution	1.8	5.3
Eversource Parent and Other Companies - other operations and maintenance	(23.8)	(13.9)
Eliminations	11.4	(17.8)
Total Operations and Maintenance	$37.1	$45.5

Depreciation expense increased for the three and six month periods due primarily to higher net plant in service balances.

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

The variance in Amortization for the three and six month periods is due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in the three and six month periods, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the three and six month periods, resulting in an increase to amortization expense of $63.2 million and $116.3 million, respectively. Amortization expense also increased at NSTAR Electric as a result of an increase in storm costs recovered in rates and at PSNH due to the absence of a second quarter 2023 benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the statement of income in the second quarter of 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense decreased for the six month period due primarily to the deferral adjustment, partially offset by higher program spending.

Taxes Other Than Income Taxes expense increased for the three and six month periods due primarily to higher property taxes as a result of higher utility plant balances and higher assessments, partially offset by lower Connecticut gross earnings taxes.

Interest Expense increased for the three and six month periods due primarily to an increase in interest on long-term debt as a result of new debt issuances ($65.0 million and $120.5 million, respectively), an increase in interest expense on regulatory deferrals ($9.0 million and $13.1 million, respectively), and higher interest on short-term notes payable due to increased borrowings ($3.3 million and $11.4 million, respectively), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($14.0 million and $29.2 million, respectively).

Impairment of Offshore Wind Investment relates to an impairment charge in 2023 associated with Eversource’s equity method investment in its offshore wind business resulting from the completion of the strategic review to reflect the estimate of the fair value of the offshore wind projects. See "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Income, Net increased for the three and six month periods due primarily to an increase in equity in earnings related to Eversource's equity method investments ($18.2 million and $22.2 million, respectively), an increase in interest income primarily from regulatory deferrals ($15.7 million and $22.6 million, respectively), an increase in capitalized AFUDC related to equity funds ($4.7 million and $16.0 million, respectively), the absence in 2024 of a loss on the disposition of land in the second quarter of 2023 ($6.5 million), and investment income in 2024 compared to investment losses in 2023 driven by market volatility ($2.5 million and $3.4 million, respectively), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($3.3 million and $10.3 million, respectively). Other Income, Net also decreased in both periods due to the absence in 2024 of a benefit in both the first and second quarter of 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023.

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($83.8 million), higher state taxes ($25.8 million), a decrease in amortization of EDIT ($5.4 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.3 million), partially offset by a decrease in reserves ($42.9 million) primarily related to the 2023 impairment of Eversource’s offshore wind investment.

Income Tax Expense increased for the six month period due primarily to higher pre-tax earnings ($92.7 million), higher state taxes ($29.6 million), a higher share-based payment tax deficiency ($1.9 million), and a decrease in amortization of EDIT ($10.0 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million) and a decrease in reserves ($42.9 million) primarily related to the 2023 impairment of Eversource’s offshore wind investment.

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)
Operating Revenues	$2,085.9	$2,373.1	$(287.2)	$1,792.7	$1,775.3	$17.4	$613.4	$770.2	$(156.8)
Operating Expenses:
Purchased Power and Transmission	1,046.4	1,477.0	(430.6)	482.7	627.5	(144.8)	124.9	371.5	(246.6)
Operations and Maintenance	384.2	326.9	57.3	337.3	312.9	24.4	138.4	132.3	6.1
Depreciation	198.9	185.9	13.0	197.2	183.3	13.9	75.5	68.8	6.7
Amortization of Regulatory (Liabilities)/Assets, Net	(246.7)	(312.2)	65.5	69.6	21.4	48.2	50.0	(25.3)	75.3
Energy Efficiency Programs	67.1	60.8	6.3	149.0	156.9	(7.9)	20.9	19.4	1.5
Taxes Other Than Income Taxes	200.2	196.1	4.1	131.0	119.8	11.2	47.8	47.6	0.2
Total Operating Expenses	1,650.1	1,934.5	(284.4)	1,366.8	1,421.8	(55.0)	457.5	614.3	(156.8)
Operating Income	435.8	438.6	(2.8)	425.9	353.5	72.4	155.9	155.9	—
Interest Expense	116.6	93.0	23.6	104.1	91.6	12.5	39.4	36.6	2.8
Other Income, Net	39.4	28.3	11.1	95.5	80.8	14.7	14.8	12.0	2.8
Income Before Income Tax Expense	358.6	373.9	(15.3)	417.3	342.7	74.6	131.3	131.3	—
Income Tax Expense	88.6	92.2	(3.6)	99.7	74.1	25.6	31.5	30.6	0.9
Net Income	$270.0	$281.7	$(11.7)	$317.6	$268.6	$49.0	$99.8	$100.7	$(0.9)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2024	2023	Percentage Increase
CL&P	9,732	9,138	6.5%
NSTAR Electric	10,907	10,579	3.1%
PSNH	3,784	3,645	3.8%
Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $287.2 million at CL&P and $156.8 million at PSNH, and increased $17.4 million at NSTAR Electric for the six month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat for the six month period.
•NSTAR Electric's distribution revenues increased $49.8 million for the six month period due primarily to a base distribution rate increase effective January 1, 2024.
•PSNH's distribution revenues increased $6.8 million for the six month period due primarily to an increase in sales volumes in 2024 compared to 2023.

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

The variance in tracked distribution revenues for the six month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(469.4)	$(181.9)	$(204.3)
CL&P FMCC	157.9	—	—
Retail transmission	45.4	22.2	23.5
Net Metering	—	59.5	—
Other distribution tracking mechanisms	(10.7)	81.6	33.0
Wholesale Market Sales Revenue	1.0	(15.0)	(18.3)

The decrease in energy supply procurement at CL&P, NSTAR Electric and PSNH for the six month period was driven by lower average prices and lower average supply-related sales volumes.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the July 2024 draft final decision in the 2024 CL&P RAM filing, the average NBFMCC will increase to $0.04279 per kWh effective September 1, 2024. The rate increases primarily resulted from higher costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission” expense below.

Transmission Revenues: Transmission revenues increased $36.1 million at CL&P, $46.3 million at NSTAR Electric, and $20.7 million at PSNH for the six month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual billing and cost reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $47.7 million at CL&P, $46.0 million at NSTAR Electric, and $21.3 million at PSNH for the six month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(470.8)	$(181.2)	$(203.7)
Other electric distribution costs	57.9	59.9	(38.1)
Transmission costs	30.0	22.5	16.5
Eliminations	(47.7)	(46.0)	(21.3)
Total Purchased Power and Transmission	$(430.6)	$(144.8)	$(246.6)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at NSTAR Electric is due to an increase in net metering costs, at CL&P is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, and at PSNH is due to a decrease in long-term renewable energy purchase contract costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs at CL&P, NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$11.2	$6.3	$(1.2)
Vegetation management	8.7	(1.9)	(1.8)
Employee-related expenses (including labor and benefits)	8.3	(4.7)	1.2
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments) and other operations-related expenses	3.4	4.9	(0.5)
Shared corporate costs (including IT system depreciation at Eversource Service)	3.2	2.4	1.1
Total Base Electric Distribution (Non-Tracked Costs)	34.8	7.0	(1.2)
Total Tracked Costs - Increase due primarily to higher transmission expense	22.5	17.4	7.3
Total Operations and Maintenance	$57.3	$24.4	$6.1

Depreciation expense increased for the six month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory (Liabilities)/Assets, Net for the six month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in the six month period, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the same period, resulting in an increase to amortization expense of $116.3 million.
•The increase in expense at NSTAR Electric was due to the deferral adjustment of energy-related and other tracked costs that are included in the transition and solar facilities regulatory mechanisms, and higher amortization of storm costs recovered in rates.
•The increase in expense at PSNH was due to the deferral adjustment of energy-related and other tracked costs that are included in the stranded cost recovery charge regulatory mechanism and the absence of a second quarter 2023 benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in the second quarter of 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The variance in Energy Efficiency Programs expense for the six month period is due primarily to the following:

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
•The increase at NSTAR Electric was due primarily to higher property taxes as a result of higher utility plant balances and higher assessments.

Interest Expense - the variance is due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt as a result of new debt issuances ($14.7 million), higher interest on short-term notes payable due to increased borrowings ($4.9 million), an increase in interest expense on regulatory deferrals ($4.1 million), and higher amortization of debt discounts and premiums, net ($0.4 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.7 million).
•The increase at NSTAR Electric was due to an increase in interest expense on regulatory deferrals ($7.3 million), higher interest on long-term debt as a result of new debt issuances ($6.2 million), and higher interest on short-term notes payable due to increased borrowings ($5.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($6.9 million).
•The increase at PSNH was due to higher interest on long-term debt as a result of new debt issuances ($6.8 million) and higher interest on short-term notes payable ($0.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($2.9 million), a decrease in interest expense on regulatory deferrals ($0.8 million), a decrease in RRB interest expense ($0.7 million) and lower amortization of debt discounts and premiums, net ($0.3 million).

Other Income, Net - the variance is due primarily to the following:

•The increase at CL&P was due primarily to an increase in interest income primarily on regulatory deferrals ($11.7 million), an increase in capitalized AFUDC related to equity funds ($2.8 million) and lower investment losses driven by market volatility ($0.8 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($4.2 million).
•The increase at NSTAR Electric was due primarily to an increase in capitalized AFUDC related to equity funds ($9.9 million), an increase in interest income primarily on regulatory deferrals ($6.8 million) and investment income in 2024 compared to investment loss in 2023 driven by market volatility ($1.1 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($3.2 million).
•The increase at PSNH was due primarily to an increase in interest income primarily on regulatory deferrals ($2.0 million) and an increase in capitalized AFUDC related to equity funds ($1.8 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($0.8 million).

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($3.2 million), lower state taxes ($2.2 million), and a decrease in valuation allowances ($2.8 million), partially offset by a higher share-based payment tax deficiency ($0.6 million), a decrease in amortization of EDIT ($1.3 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.7 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($15.7 million), higher state taxes ($4.4 million), a higher share-based payment tax deficiency ($0.6 million), and a decrease in amortization of EDIT ($7.0 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.1 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($0.1 million), and a decrease in amortization of EDIT ($1.0 million), partially offset by lower state taxes ($0.1 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.1 million).

EARNINGS SUMMARY

CL&P's earnings decreased $11.7 million for the six month period due primarily to higher operations and maintenance expense, higher interest expense, and higher depreciation expense, partially offset by an increase in transmission earnings driven primarily by a higher transmission rate base, higher revenues from its capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals.

NSTAR Electric's earnings increased $49.0 million for the six month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2024, an increase in transmission earnings driven primarily by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income. The earnings increase was partially offset by higher interest expense, higher property tax expense, higher operations and maintenance expense, and higher depreciation expense.

PSNH's earnings decreased $0.9 million for the six month period due primarily to the absence of a prior year benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, higher depreciation expense, and higher interest expense. The earnings decrease was partially offset by an increase in transmission earnings driven primarily by a higher transmission rate base, and higher base distribution revenues driven by an increase in sales volumes.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $109.8 million for the six months ended June 30, 2024, as compared to $129.0 million in the same period of 2023. The decrease in operating cash flows was due primarily to an increase in regulatory under-recoveries driven primarily by the timing of collections for energy supply costs, costs included in the SBC and other regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Liabilities, Net on the statements of cash flows. These unfavorable impacts were partially offset by the timing of cash payments made on our accounts payable, a $40.1 million decrease in cash payments to vendors for storm costs, and a decrease in cost of removal expenditures.

NSTAR Electric had cash flows provided by operating activities of $341.4 million for the six months ended June 30, 2024, as compared to $233.5 million in the same period of 2023. The increase in operating cash flows was due primarily to a decrease in regulatory under-recoveries driven primarily by the timing of collections for net metering costs, solar costs and other regulatory tracking mechanisms, a decrease in cost of removal expenditures, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by a $72.2 million decrease in operating cash flows due to income tax payments made in 2024 compared to income tax refunds received in 2023, a $35.4 million increase in cash payments to vendors for storm costs, the timing of cash collections on our accounts receivable, and the timing of cash payments made on our accounts payable.

PSNH had cash flows provided by operating activities of $76.5 million for the six months ended June 30, 2024, as compared to cash flows used in operating activities of $92.6 million in the same period of 2023.  The increase in operating cash flows was due primarily to a decrease in regulatory under-recoveries driven primarily by the timing of collections for energy supply costs, stranded costs and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, a $37.9 million decrease in cash payments to vendors for storm costs, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. These favorable impacts were partially offset by a $41.5 million decrease in income tax refunds received in 2024 compared to 2023, the timing of cash collections on our accounts receivable, and an increase in cost of removal expenditures.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of June 30, 2024, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2024, our regulated companies held collateral (letters of credit or cash) of $5.5 million from counterparties related to our standard service contracts.  As of June 30, 2024, Eversource had $14.5 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2024 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2024	3,243	$58.65	—	—
May 1 - May 31, 2024	—	—	—	—
June 1 - June 30, 2024	3,421	56.63	—	—
Total	6,664	$57.61	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 5.40% Debenture due 2034 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on May 22, 2024, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 2, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 2, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 2, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 2, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer