Form 10-Q
period 2024-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2024-11-06
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2024

Eversource Energy Common Shares, $5.00 par value	366,402,087	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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
i

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash and Cash Equivalents	$97,888	$53,873
Receivables, Net (net of allowance for uncollectible accounts of $574,671 and $554,455 as of September 30, 2024 and December 31, 2023, respectively)	1,562,525	1,431,531
Unbilled Revenues	169,218	225,325
Materials, Supplies, Natural Gas and REC Inventory	564,189	507,307
Regulatory Assets	2,024,897	1,674,196
Prepayments and Other Current Assets	414,190	355,762
Total Current Assets	4,832,907	4,247,994
Property, Plant and Equipment, Net	41,911,467	39,498,607
Deferred Debits and Other Assets:
Regulatory Assets	4,993,145	4,714,970
Goodwill	4,526,681	4,532,100
Investments in Unconsolidated Affiliates	166,418	660,473
Prepaid Pension and PBOP	1,158,142	1,028,207
Marketable Securities	339,117	337,814
Other Long-Term Assets	645,442	592,080
Total Deferred Debits and Other Assets	11,828,945	11,865,644
Total Assets	$58,573,319	$55,612,245

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$759,500	$1,930,422
Long-Term Debt – Current Portion	1,442,483	824,847
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,562,164	1,869,187
Accrued Interest	308,101	260,577
Regulatory Liabilities	722,495	591,750
Other Current Liabilities	781,871	821,404
Total Current Liabilities	5,619,824	6,341,397
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,330,509	5,303,730
Regulatory Liabilities	4,124,761	4,022,923
Asset Retirement Obligations	510,025	505,844
Accrued Pension, SERP and PBOP	125,527	123,754
Other Long-Term Liabilities	1,367,201	1,029,238
Total Deferred Credits and Other Liabilities	11,458,023	10,985,489
Long-Term Debt	25,971,408	23,588,616
Rate Reduction Bonds	324,072	367,282
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,569
Common Shareholders' Equity:
Common Shares	1,866,385	1,799,920
Capital Surplus, Paid In	9,263,434	8,460,876
Retained Earnings	4,118,654	4,142,515
Accumulated Other Comprehensive Loss	(28,205)	(33,737)
Treasury Stock	(175,844)	(195,682)
Common Shareholders' Equity	15,044,424	14,173,892
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$58,573,319	$55,612,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2024	2023	2024	2023

Operating Revenues	$3,063,224	$2,791,482	$8,929,321	$9,216,467

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	917,858	1,168,599	2,995,245	4,232,912
Operations and Maintenance	510,439	500,711	1,437,826	1,382,563
Depreciation	366,145	329,528	1,060,650	962,477
Amortization	243,957	(143,979)	127,495	(438,460)
Energy Efficiency Programs	148,054	162,425	506,821	531,199
Taxes Other Than Income Taxes	264,371	243,645	740,414	704,989
Total Operating Expenses	2,450,824	2,260,929	6,868,451	7,375,680
Operating Income	612,400	530,553	2,060,870	1,840,787
Interest Expense	300,576	222,283	822,640	624,140
Losses on Offshore Wind Investments	464,019	—	464,019	401,000
Other Income, Net	112,555	79,123	318,870	262,980
(Loss)/Income Before Income Tax Expense	(39,640)	387,393	1,093,081	1,078,627
Income Tax Expense	76,537	45,850	348,309	226,743
Net (Loss)/Income	(116,177)	341,543	744,772	851,884
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net (Loss)/Income Attributable to Common Shareholders	$(118,057)	$339,663	$739,133	$846,245

Basic (Loss)/Earnings Per Common Share	$(0.33)	$0.97	$2.09	$2.42

Diluted (Loss)/Earnings Per Common Share	$(0.33)	$0.97	$2.08	$2.42

Weighted Average Common Shares Outstanding:
Basic	359,520,518	349,704,155	354,483,338	349,461,219
Diluted	359,817,657	349,851,969	354,744,846	349,731,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net (Loss)/Income	$(116,177)	$341,543	$744,772	$851,884
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	15	15
Changes in Unrealized Gains on Marketable Securities	—	—	—	1,254
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,371	8,076	5,517	14,130
Other Comprehensive Income, Net of Tax	1,376	8,081	5,532	15,399
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive (Loss)/Income Attributable to Common Shareholders	$(116,681)	$347,744	$744,665	$861,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	1,292,892	6,465	69,972				76,437
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Capital Stock Expense			(1,042)				(1,042)
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	1,806,385	8,537,591	4,413,593	(28,534)	(185,447)	14,543,588
Net Income				337,221			337,221
Dividends on Common Shares - $0.715 Per Share				(252,104)			(252,104)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	2,913,757	14,569	160,088				174,657
Long-Term Incentive Plan Activity			4,245				4,245
Issuance of Treasury Shares	272,900		10,783			5,113	15,896
Capital Stock Expense			(1,863)				(1,863)
Other Comprehensive Loss					(1,047)		(1,047)
Balance as of June 30, 2024	354,566,071	1,820,954	8,710,844	4,496,830	(29,581)	(180,334)	14,818,713
Net Loss				(116,177)			(116,177)
Dividends on Common Shares - $0.715 Per Share				(260,119)			(260,119)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	9,086,269	45,431	542,687				588,118
Long-Term Incentive Plan Activity			4,456				4,456
Issuance of Treasury Shares	239,633		11,576			4,490	16,066
Capital Stock Expense			(6,129)				(6,129)
Other Comprehensive Income					1,376		1,376
Balance as of September 30, 2024	363,891,973	$1,866,385	$9,263,434	$4,118,654	$(28,205)	$(175,844)	$15,044,424

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$744,772	$851,884
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,060,650	962,477
Deferred Income Taxes	343,004	78,276
Uncollectible Expense	55,438	40,945
Pension, SERP and PBOP Income, Net	(54,663)	(64,311)
Pension Contributions	(5,000)	(5,000)
Regulatory Under Recoveries, Net	(476,419)	(4,148)
Amortization	127,495	(438,460)
Cost of Removal Expenditures	(202,167)	(237,368)
Losses on Offshore Wind Investments	464,019	401,000
Other	(77,264)	(114,111)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(177,806)	6,738
Taxes Receivable/Accrued, Net	89,730	177,618
Accounts Payable	(231,898)	(385,741)
Other Current Assets and Liabilities, Net	(142,285)	(100,646)
Net Cash Flows Provided by Operating Activities	1,517,606	1,169,153

Investing Activities:
Investments in Property, Plant and Equipment	(3,291,850)	(3,125,617)
Proceeds from Sales of Marketable Securities	146,369	341,871
Purchases of Marketable Securities	(133,544)	(287,814)
Investments in Unconsolidated Affiliates	(929,651)	(887,365)
Proceeds from Sales of Offshore Wind Investments	862,713	—
Other Investing Activities	22,506	(57)
Net Cash Flows Used in Investing Activities	(3,323,457)	(3,958,982)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	830,178	—
Cash Dividends on Common Shares	(745,221)	(688,878)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
(Decrease)/Increase in Notes Payable	(1,278,252)	87,600
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	4,400,000	4,340,300
Retirement of Long-Term Debt	(1,260,148)	(1,203,000)
Other Financing Activities	(55,474)	(38,189)
Net Cash Flows Provided by Financing Activities	1,842,234	2,448,984
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	36,383	(340,845)
Cash and Restricted Cash - Beginning of Period	166,418	521,752
Cash, Cash Equivalents and Restricted Cash - End of Period	$202,801	$180,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$10,116	$10,213
Receivables, Net (net of allowance for uncollectible accounts of $289,785 and $296,030 as of September 30, 2024 and December 31, 2023, respectively)	654,951	558,993
Accounts Receivable from Affiliated Companies	65,034	60,450
Unbilled Revenues	48,111	57,403
Materials, Supplies and REC Inventory	207,276	156,467
Regulatory Assets	672,835	480,369
Prepayments	93,809	35,576
Other Current Assets	16,120	59,213
Total Current Assets	1,768,252	1,418,684
Property, Plant and Equipment, Net	12,829,760	12,340,192
Deferred Debits and Other Assets:
Regulatory Assets	1,753,887	1,662,778
Prepaid Pension and PBOP	144,480	129,801
Other Long-Term Assets	266,870	298,169
Total Deferred Debits and Other Assets	2,165,237	2,090,748
Total Assets	$16,763,249	$15,849,624

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$135,000	$249,670
Long-Term Debt – Current Portion	139,845	—
Accounts Payable	450,154	622,055
Accounts Payable to Affiliated Companies	116,881	134,726
Obligations to Third Party Suppliers	65,176	75,753
Regulatory Liabilities	139,455	102,239
Accrued Taxes	144,337	14,088
Derivative Liabilities	77,452	81,944
Other Current Liabilities	116,501	113,615
Total Current Liabilities	1,384,801	1,394,090
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,024,648	1,860,122
Regulatory Liabilities	1,370,302	1,315,928
Other Long-Term Liabilities	215,783	258,185
Total Deferred Credits and Other Liabilities	3,610,733	3,434,235
Long-Term Debt	5,110,791	4,814,429
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,384,265
Retained Earnings	2,795,942	2,645,868
Accumulated Other Comprehensive Income	165	185
Common Stockholder's Equity	6,540,724	6,090,670
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,763,249	$15,849,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$1,345,253	$1,190,096	$3,431,167	$3,563,150

Operating Expenses:
Purchased Power and Transmission	469,715	659,971	1,516,138	2,136,947
Operations and Maintenance	208,906	198,773	593,115	525,655
Depreciation	103,112	95,218	301,968	281,107
Amortization of Regulatory Assets/(Liabilities), Net	173,161	(113,165)	(73,583)	(425,402)
Energy Efficiency Programs	47,439	39,903	114,579	100,687
Taxes Other Than Income Taxes	115,807	107,037	316,000	303,222
Total Operating Expenses	1,118,140	987,737	2,768,217	2,922,216
Operating Income	227,113	202,359	662,950	640,934
Interest Expense	63,334	52,439	180,051	145,410
Other Income, Net	21,944	18,311	61,389	46,610
Income Before Income Tax Expense	185,723	168,231	544,288	542,134
Income Tax Expense	53,833	48,843	142,444	141,030
Net Income	$131,890	$119,388	$401,844	$401,104
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$131,890	$119,388	$401,844	$401,104
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(7)	(20)	(21)
Changes in Unrealized Gains on Marketable Securities	—	—	—	43
Other Comprehensive (Loss)/Income, Net of Tax	(7)	(7)	(20)	22
Comprehensive Income	$131,883	$119,381	$401,824	$401,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	60,352	3,484,265	2,700,331	178	6,245,126
Net Income				131,601		131,601
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2024	6,035,205	60,352	3,584,265	2,830,542	172	6,475,331
Net Income				131,890		131,890
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(165,100)		(165,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of September 30, 2024	6,035,205	$60,352	$3,684,265	$2,795,942	$165	$6,540,724

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				148,416		148,416
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Income					36	36
Balance as of March 31, 2023	6,035,205	60,352	3,260,765	2,527,520	205	5,848,842
Net Income				133,300		133,300
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2023	6,035,205	60,352	3,260,765	2,576,830	198	5,898,145
Net Income				119,388		119,388
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,600)		(82,600)
Capital Contributions from Eversource Parent			123,500			123,500
Other Comprehensive Loss					(7)	(7)
Balance as of September 30, 2023	6,035,205	$60,352	$3,384,265	$2,612,228	$191	$6,057,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$401,844	$401,104
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	301,968	281,107
Deferred Income Taxes	149,682	115,450
Uncollectible Expense	11,432	7,106
Pension, SERP, and PBOP Income, Net	(9,199)	(13,699)
Regulatory (Under)/Over Recoveries, Net	(80,598)	198,519
Amortization of Regulatory Liabilities, Net	(73,583)	(425,402)
Cost of Removal Expenditures	(46,118)	(56,168)
Other	(41,726)	(21,415)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(134,987)	(113,592)
Taxes Receivable/Accrued, Net	167,119	107,774
Accounts Payable	(148,366)	(112,946)
Other Current Assets and Liabilities, Net	(107,303)	(47,800)
Net Cash Flows Provided by Operating Activities	390,165	320,038

Investing Activities:
Investments in Property, Plant and Equipment	(759,006)	(797,282)
Other Investing Activities	—	173
Net Cash Flows Used in Investing Activities	(759,006)	(797,109)

Financing Activities:
Cash Dividends on Common Stock	(247,600)	(247,800)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	300,000	123,500
Issuance of Long-Term Debt	650,000	800,000
Retirement of Long-Term Debt	—	(400,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(322,000)	213,400
Other Financing Activities	(8,516)	(9,244)
Net Cash Flows Provided by Financing Activities	367,715	475,687
Net Decrease in Cash and Restricted Cash	(1,126)	(1,384)
Cash and Restricted Cash - Beginning of Period	12,243	20,327
Cash and Restricted Cash - End of Period	$11,117	$18,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$4,467	$6,740
Receivables, Net (net of allowance for uncollectible accounts of $118,302 and $97,026 as of September 30, 2024 and December 31, 2023, respectively)	537,673	487,707
Accounts Receivable from Affiliated Companies	171,751	74,634
Unbilled Revenues	50,430	49,897
Materials, Supplies and REC Inventory	182,243	173,770
Regulatory Assets	778,916	676,083
Prepayments and Other Current Assets	20,651	41,464
Total Current Assets	1,746,131	1,510,295
Property, Plant and Equipment, Net	13,627,246	12,753,787
Deferred Debits and Other Assets:
Regulatory Assets	1,270,882	1,281,836
Prepaid Pension and PBOP	674,903	608,617
Other Long-Term Assets	148,340	116,978
Total Deferred Debits and Other Assets	2,094,125	2,007,431
Total Assets	$17,467,502	$16,271,513

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$537,500	$365,847
Accounts Payable	500,606	599,696
Accounts Payable to Affiliated Companies	137,325	144,622
Obligations to Third Party Suppliers	179,142	139,823
Renewable Portfolio Standards Compliance Obligations	85,208	116,010
Regulatory Liabilities	468,756	368,070
Other Current Liabilities	116,287	84,688
Total Current Liabilities	2,024,824	1,818,756
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,938,528	1,849,613
Regulatory Liabilities	1,623,764	1,585,311
Other Long-Term Liabilities	361,480	327,388
Total Deferred Credits and Other Liabilities	3,923,772	3,762,312
Long-Term Debt	5,093,701	4,496,947
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,388,842	3,013,842
Retained Earnings	2,993,371	3,136,612
Accumulated Other Comprehensive (Loss)/Income	(8)	44
Common Stockholder's Equity	6,382,205	6,150,498
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,467,502	$16,271,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$1,077,523	$953,531	$2,870,206	$2,728,782

Operating Expenses:
Purchased Power and Transmission	335,335	308,999	817,988	936,484
Operations and Maintenance	189,012	174,091	526,263	487,026
Depreciation	104,623	94,103	301,831	277,396
Amortization of Regulatory Assets/(Liabilities), Net	51,187	(6,462)	120,814	14,923
Energy Efficiency Programs	73,255	95,351	222,218	252,255
Taxes Other Than Income Taxes	74,758	68,449	205,818	188,191
Total Operating Expenses	828,170	734,531	2,194,932	2,156,275
Operating Income	249,353	219,000	675,274	572,507
Interest Expense	60,783	48,178	164,896	139,804
Other Income, Net	47,489	39,908	143,024	120,690
Income Before Income Tax Expense	236,059	210,730	653,402	553,393
Income Tax Expense	51,510	46,019	151,273	120,126
Net Income	$184,549	$164,711	$502,129	$433,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$184,549	$164,711	$502,129	$433,267
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(23)	(35)	(67)	(100)
Qualified Cash Flow Hedging Instruments	5	5	15	15
Changes in Unrealized Gains on Marketable Securities	—	—	—	12
Other Comprehensive Loss, Net of Tax	(18)	(30)	(52)	(73)
Comprehensive Income	$184,531	$164,681	$502,077	$433,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	—	3,313,842	3,199,399	28	6,513,269
Net Income				157,603		157,603
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(297,200)		(297,200)
Other Comprehensive Loss					(18)	(18)
Balance as of June 30, 2024	200	—	3,313,842	3,059,312	10	6,373,164
Net Income				184,549		184,549
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(250,000)		(250,000)
Capital Contributions from Eversource Parent			75,000			75,000
Other Comprehensive Loss					(18)	(18)
Balance as of September 30, 2024	200	$—	$3,388,842	$2,993,371	$(8)	$6,382,205

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				133,813		133,813
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			31,300			31,300
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2023	200	—	2,810,242	2,727,367	268	5,537,877
Net Income				134,743		134,743
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			81,000			81,000
Other Comprehensive Loss					(27)	(27)
Balance as of June 30, 2023	200	—	2,891,242	2,861,620	241	5,753,103
Net Income				164,711		164,711
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			11,300			11,300
Other Comprehensive Loss					(30)	(30)
Balance as of September 30, 2023	200	$—	$2,902,542	$3,025,841	$211	$5,928,594
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$502,129	$433,267
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	301,831	277,396
Deferred Income Taxes	55,795	72,220
Uncollectible Expense	27,746	12,988
Pension, SERP and PBOP Income, Net	(27,053)	(31,007)
Regulatory Under Recoveries, Net	(155,869)	(103,903)
Amortization of Regulatory Assets, Net	120,814	14,923
Cost of Removal Expenditures	(39,590)	(49,379)
Other	(25,224)	(11,174)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(152,656)	(76,989)
Taxes Receivable/Accrued, Net	33,883	61,773
Accounts Payable	(83,599)	(60,363)
Other Current Assets and Liabilities, Net	14,030	(10,752)
Net Cash Flows Provided by Operating Activities	572,237	529,000

Investing Activities:
Investments in Property, Plant and Equipment	(1,074,260)	(1,012,357)
Other Investing Activities	—	48
Net Cash Flows Used in Investing Activities	(1,074,260)	(1,012,309)

Financing Activities:
Cash Dividends on Common Stock	(643,900)	(327,400)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	600,000	150,000
Capital Contributions from Eversource Parent	375,000	123,600
Increase in Notes Payable	171,653	209,500
Other Financing Activities	(6,077)	(1,368)
Net Cash Flows Provided by Financing Activities	495,206	152,862
Net Decrease in Cash and Restricted Cash	(6,817)	(330,447)
Cash and Restricted Cash - Beginning of Period	22,785	345,293
Cash and Restricted Cash - End of Period	$15,968	$14,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$4,673	$240
Receivables, Net (net of allowance for uncollectible accounts of $13,748 and $14,322 as of September 30, 2024 and December 31, 2023, respectively)	171,969	152,276
Accounts Receivable from Affiliated Companies	40,945	18,214
Unbilled Revenues	43,421	55,012
Materials, Supplies and REC Inventory	82,223	77,066
Regulatory Assets	170,501	189,450
Special Deposits	18,876	31,586
Prepayments and Other Current Assets	5,466	45,635
Total Current Assets	538,074	569,479
Property, Plant and Equipment, Net	4,958,890	4,574,652
Deferred Debits and Other Assets:
Regulatory Assets	904,717	773,783
Prepaid Pension and PBOP	69,420	58,979
Other Long-Term Assets	18,959	16,558
Total Deferred Debits and Other Assets	993,096	849,320
Total Assets	$6,490,060	$5,993,451

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$89,300	$233,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	210,478	205,744
Accounts Payable to Affiliated Companies	42,270	41,272
Regulatory Liabilities	106,761	117,515
Accrued Interest	28,681	25,783
Other Current Liabilities	50,269	46,545
Total Current Liabilities	570,969	713,069
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	772,838	691,532
Regulatory Liabilities	393,847	393,574
Other Long-Term Liabilities	41,054	42,484
Total Deferred Credits and Other Liabilities	1,207,739	1,127,590
Long-Term Debt	1,731,764	1,431,591
Rate Reduction Bonds	324,072	367,282
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,898,134	1,698,134
Retained Earnings	757,382	655,785
Common Stockholder's Equity	2,655,516	2,353,919
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,490,060	$5,993,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Operating Revenues	$342,027	$353,074	$955,453	$1,123,300

Operating Expenses:
Purchased Power and Transmission	44,828	128,040	169,761	499,553
Operations and Maintenance	68,981	85,230	207,336	217,529
Depreciation	38,865	35,517	114,401	104,307
Amortization of Regulatory Assets/(Liabilities), Net	51,881	(9,963)	101,874	(35,234)
Energy Efficiency Programs	12,155	11,097	33,026	30,473
Taxes Other Than Income Taxes	24,041	25,748	71,821	73,384
Total Operating Expenses	240,751	275,669	698,219	890,012
Operating Income	101,276	77,405	257,234	233,288
Interest Expense	23,223	19,252	62,676	55,901
Other Income, Net	8,097	7,180	22,919	19,199
Income Before Income Tax Expense	86,150	65,333	217,477	196,586
Income Tax Expense	22,353	13,995	53,880	44,590
Net Income	$63,797	$51,338	$163,597	$151,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023	2024	2023

Net Income	$63,797	$51,338	$163,597	$151,996
Other Comprehensive Income, Net of Tax:
Changes in Unrealized Gains on Marketable Securities	—	—	—	73
Other Comprehensive Income, Net of Tax	—	—	—	73
Comprehensive Income	$63,797	$51,338	$163,597	$152,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$—	$2,353,919
Net Income				48,356		48,356
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of March 31, 2024	301	—	1,798,134	704,141	—	2,502,275
Net Income				51,444		51,444
Dividends on Common Stock				(62,000)		(62,000)
Balance as of June 30, 2024	301	—	1,798,134	693,585	—	2,491,719
Net Income				63,797		63,797
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of September 30, 2024	301	$—	$1,898,134	$757,382	$—	$2,655,516

	For the Nine Months Ended September 30, 2023
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				40,296		40,296
Dividends on Common Stock				(28,000)		(28,000)
Other Comprehensive Income					73	73
Balance as of March 31, 2023	301	—	1,298,134	584,422	—	1,882,556
Net Income				60,362		60,362
Dividends on Common Stock				(28,000)		(28,000)
Capital Contributions from Eversource Parent			100,000			100,000
Balance as of June 30, 2023	301	—	1,398,134	616,784	—	2,014,918
Net Income				51,338		51,338
Dividends on Common Stock				(56,000)		(56,000)
Capital Contributions from Eversource Parent			100,000		—	100,000
Balance as of September 30, 2023	301	$—	$1,498,134	$612,122	$—	$2,110,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2024	2023

Operating Activities:
Net Income	$163,597	$151,996
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used In) Operating Activities:
Depreciation	114,401	104,307
Deferred Income Taxes	72,924	96,711
Uncollectible Expense	3,420	1,534
Pension, SERP and PBOP Income, Net	(6,614)	(7,841)
Regulatory Under Recoveries, Net	(198,781)	(251,048)
Amortization of Regulatory Assets/(Liabilities), Net	101,874	(35,234)
Cost of Removal Expenditures	(29,473)	(29,448)
Other	335	11,479
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(36,877)	4,011
Taxes Receivable/Accrued, Net	28,721	27,797
Accounts Payable	(21,273)	(70,102)
Other Current Assets and Liabilities, Net	12,912	(17,092)
Net Cash Flows Provided by/(Used In) Operating Activities	205,166	(12,930)

Investing Activities:
Investments in Property, Plant and Equipment	(461,427)	(431,937)
Other Investing Activities	—	296
Net Cash Flows Used in Investing Activities	(461,427)	(431,641)

Financing Activities:
Cash Dividends on Common Stock	(62,000)	(112,000)
Capital Contributions from Eversource Parent	200,000	200,000
Issuance of Long-Term Debt	300,000	600,000
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Decrease in Notes Payable to Eversource Parent	(143,700)	(173,200)
Other Financing Activities	(3,140)	(8,524)
Net Cash Flows Provided by Financing Activities	247,950	463,066
Net (Decrease)/Increase in Cash and Restricted Cash	(8,311)	18,495
Cash and Restricted Cash - Beginning of Period	35,004	36,812
Cash and Restricted Cash - End of Period	$26,693	$55,307

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2024 and December 31, 2023, and the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023. The results of operations and comprehensive income for the three and nine months ended September 30, 2024 and 2023 and the cash flows for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results expected for a full year.

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

In the third quarter of 2024, Eversource sold its 50 percent equity ownership interests in three offshore wind projects that had been accounted for under the equity method. See Note 1E, "Summary of Significant Accounting Policies – Investments in Unconsolidated Affiliates," for further information.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of September 30, 2024 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2024
Beginning Balance	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1
Uncollectible Expense	—	29.2	29.2	—	5.1	5.1	—	15.7	15.7	1.2
Uncollectible Costs Deferred (1)	5.4	16.0	21.4	(8.8)	3.4	(5.4)	10.1	8.2	18.3	1.4
Write-Offs	(16.8)	(41.3)	(58.1)	(12.2)	(7.4)	(19.6)	(1.9)	(20.3)	(22.2)	(3.2)
Recoveries Collected	0.1	2.5	2.6	0.1	1.0	1.1	—	0.3	0.3	0.2
Ending Balance	$377.8	$196.9	$574.7	$253.5	$36.3	$289.8	$54.1	$64.2	$118.3	$13.7

Nine Months Ended 2024
Beginning Balance	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	55.4	55.4	—	11.4	11.4	—	27.7	27.7	3.4
Uncollectible Costs Deferred (1)	58.9	37.5	96.4	29.3	8.7	38.0	13.6	17.3	30.9	3.8
Write-Offs	(48.5)	(93.1)	(141.6)	(36.0)	(23.4)	(59.4)	(3.1)	(36.6)	(39.7)	(8.4)
Recoveries Collected	0.6	9.4	10.0	0.5	3.3	3.8	—	2.4	2.4	0.6
Ending Balance	$377.8	$196.9	$574.7	$253.5	$36.3	$289.8	$54.1	$64.2	$118.3	$13.7

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (2)
Three Months Ended 2023
Beginning Balance	$338.2	$194.2	$532.4	$226.5	$36.3	$262.8	$45.6	$52.2	$97.8	$12.7
Uncollectible Expense	—	16.8	16.8	—	2.4	2.4	—	5.2	5.2	2.0
Uncollectible Costs Deferred (1)	33.9	14.0	47.9	29.4	3.1	32.5	3.4	4.5	7.9	1.1
Write-Offs	(17.5)	(40.4)	(57.9)	(14.9)	(7.6)	(22.5)	0.1	(11.5)	(11.4)	(3.6)
Recoveries Collected	0.2	3.3	3.5	0.2	0.9	1.1	—	1.3	1.3	0.2
Ending Balance	$354.8	$187.9	$542.7	$241.2	$35.1	$276.3	$49.1	$51.7	$100.8	$12.4

Nine Months Ended 2023
Beginning Balance	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	40.9	40.9	—	7.1	7.1	—	13.0	13.0	1.5
Uncollectible Costs Deferred (1)	104.7	22.8	127.5	80.3	9.3	89.6	5.8	13.8	19.6	(11.1)
Write-Offs	(35.3)	(88.5)	(123.8)	(29.0)	(21.3)	(50.3)	(0.4)	(30.4)	(30.8)	(7.8)
Recoveries Collected	1.0	10.8	11.8	1.0	3.6	4.6	—	4.0	4.0	0.6
Ending Balance	$354.8	$187.9	$542.7	$241.2	$35.1	$276.3	$49.1	$51.7	$100.8	$12.4

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs. The increases in the allowance for uncollectible hardship accounts at Eversource and CL&P in 2023 primarily relate to increased customer enrollment in disconnection prevention programs in Connecticut.

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

D.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2024				September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$31.6	$7.7	$13.9	$3.9	$28.5	$7.0	$12.9	$3.7
AFUDC Equity	22.7	5.4	13.0	1.5	21.0	5.2	12.5	1.6
Equity in Earnings of Unconsolidated Affiliates	17.1	—	0.2	—	2.7	—	0.1	—
Investment (Loss)/Income	(2.1)	(0.9)	(0.2)	(0.3)	2.7	1.5	0.7	0.4
Interest Income	38.9	9.7	20.6	3.0	24.1	4.6	13.6	1.5
Other	4.4	—	—	—	0.1	—	0.1	—
Total Other Income, Net	$112.6	$21.9	$47.5	$8.1	$79.1	$18.3	$39.9	$7.2

	For the Nine Months Ended
	September 30, 2024				September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$89.4	$21.4	$39.5	$11.2	$96.6	$24.9	$41.7	$11.8
AFUDC Equity	73.2	16.9	44.4	5.1	55.5	13.9	34.0	3.4
Equity in Earnings of Unconsolidated Affiliates (1)	48.1	—	0.6	—	11.5	—	0.3	—
Investment (Loss)/Income	(1.8)	(1.7)	0.7	(0.5)	(0.4)	(0.2)	0.5	—
Interest Income	106.0	24.8	57.8	7.1	68.6	8.0	44.0	3.6
Other (2)	4.0	—	—	—	31.2	—	0.2	0.4
Total Other Income, Net	$318.9	$61.4	$143.0	$22.9	$263.0	$46.6	$120.7	$19.2

(1)    Equity in Earnings of Unconsolidated Affiliates includes $23.4 million of pre-tax income recorded at Eversource in the second quarter of 2024 from Eversource’s wind equity method investment, North East Offshore, as a result of a vendor settlement agreement payment received by the joint venture.

(2)    Eversource’s equity method investment in a renewable energy fund was liquidated in March 2023. Liquidation proceeds in excess of the carrying value were recorded in 2023 within Other in the tables above. See Note 1E, "Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates," for further information.

E.    Investments in Unconsolidated Affiliates
Investments in entities that are not consolidated are included in long-term assets on the balance sheets and earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments included the following:

				Investment Balance
(Millions of Dollars)	Ownership Interest			As of September 30, 2024	As of December 31, 2023
Offshore Wind Business	50%	-	100%	$22.2	$515.5
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%			113.5	116.0
Other	various			30.7	29.0
Total Investments in Unconsolidated Affiliates				$166.4	$660.5

Offshore Wind Business: Eversource’s offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. In the third quarter of 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s offshore wind business continues to hold a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A interests.

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

In September of 2023, Eversource made a contribution of $528 million to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of September 30, 2024, $459 million of expected investment tax credits and other expected tax benefits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and a decrease in Accumulated Deferred Income Taxes of $405 million on the Eversource balance sheet as of September 30, 2024. As a result of these investment tax credits, Eversource expects lower federal income tax payments between 2024 through 2026. As of September 30, 2024, the tax equity interest in South Fork Wind totaled $22.2 million.

On January 24, 2024, Eversource signed an agreement with Ørsted to sell Eversource’s 50 percent share of Sunrise Wind, subject to certain conditions and regulatory approvals. On April 18, 2024, Eversource and Ørsted executed an equity and asset purchase agreement for a gross purchase price of $230 million. The purchase price was subject to reduction for actual capital spending less than forecasted spending between signing the agreement in January and closing of the transaction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for the reduction in capital spending compared to forecasted amounts, adjusted proceeds totaled $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction, which was used to pay off parent company debt. Remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. The remaining expected proceeds have been recorded in Other Long-Term Assets on Eversource’s balance sheet as of September 30, 2024. Eversource recorded a pre-tax gain on the sale of Sunrise Wind of $377 million in the third quarter of 2024. With completion of the sale, Eversource will not have any ongoing financial obligations associated with Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for an initial gross purchase price of approximately $1.1 billion. The initial purchase price was subject to adjustments based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. Adjusted gross proceeds from the sale were reduced by approximately $375 million as compared with the previously estimated purchase price. This reduction reflects approximately $150 million resulting from lower capital spending between announcing the transaction and closing, and approximately $225 million related to the final terms of the sale transaction, primarily due to the delay of the commercial operations date of Revolution Wind. Proceeds from the transaction were used to pay off parent company debt.

As part of the Revolution Wind and South Fork Wind sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could further impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that provide Eversource will share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of the capped amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the commercial operation of Revolution Wind.

Upon the completion of both sale transactions, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sale of its offshore wind investments of $524 million in the third quarter of 2024. The aggregate after-tax loss is comprised of (1) the lower proceeds related to final terms of the sale transaction to GIP of approximately $225 million related to non-construction costs for the Revolution Wind and South Fork Wind projects, primarily due to a purchase price reduction of $150 million resulting from the delay of the commercial operations date of Revolution Wind, (2) recently identified forecasted construction costs as a result of a delay in the anticipated commercial operation date related to Revolution Wind of approximately $350 million, which includes an estimate for the anticipated post-closing adjustment to GIP related to Eversource’s expected cost overrun sharing obligation, and (3) approximately $326 million, which includes an estimate for the anticipated post-closing adjustment related to Eversource’s expected obligations to GIP as a result of final economics of the Revolution Wind and South Fork Wind projects and other future costs as well as a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses. These losses were partially offset by the $377 million gain on the sale of Sunrise Wind.

Upon sale, Eversource recorded a liability of $365 million reflecting its best estimate of the future obligations under the GIP sale terms, which primarily include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return for the Revolution Wind project, and obligation of other future costs. The majority of this liability is expected to be settled in 2026. The long-term portion of the liability of $350 million was recorded in Other Long-Term Liabilities, and the remainder was recorded in Other Current Liabilities on Eversource’s balance sheet as of September 30, 2024.

Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at less than the value included in the purchase price. The purchase price included the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community ITC adder of approximately $170 million related to Revolution Wind. It is possible that new information or future developments could require a reassessment of the potential exposure of the estimated liability for the post-closing adjustment payments. As this information becomes available, Eversource will continue to assess the potential exposure and adjust the liability if needed. Incremental exposure of this estimated liability remains possible, but management cannot reasonably estimate a range of loss beyond the amount recorded at this time. Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind. South Fork Wind has achieved commercial operation and, as a result, Eversource does not expect any material cost sharing or other purchase price adjustment payments related to this project.

Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into separate construction management agreements to manage Sunrise Wind’s and Revolution Wind’s onshore construction through completion. In this role, Eversource will be solely a service provider to Sunrise Wind and Revolution Wind.

Impairments: In the second quarter of 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment. In the impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected purchase price at that time. In the fourth quarter of 2023, Eversource recognized an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) in its offshore wind investments and established a new cost basis in the investments as of December 31, 2023. The impairment charges were non-cash charges and did not impact Eversource’s cash position. In the third quarter of 2024, Eversource sold its interest in its offshore wind investments.

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

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Eversource	$59.3	$53.7	$157.2	$153.4
CL&P	56.0	50.2	139.6	132.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2024	As of September 30, 2023
Eversource	$458.6	$462.4
CL&P	73.0	86.3
NSTAR Electric	164.8	135.9
PSNH	67.5	71.9

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$97.9	$10.1	$4.5	$4.7	$53.9	$10.2	$6.7	$0.2
Restricted cash included in:
Special Deposits	66.5	1.0	11.5	18.9	81.5	2.0	16.1	31.6
Marketable Securities	21.5	—	—	—	13.7	—	—	—
Other Long-Term Assets	16.9	—	—	3.1	17.3	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$202.8	$11.1	$16.0	$26.7	$166.4	$12.2	$22.8	$35.0

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

Eversource’s restricted cash includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both September 30, 2024 and December 31, 2023, and $13.8 million and $14.1 million recorded in Other Long-Term Assets on the balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,077.2	$998.3	$626.3	$452.6	$1,785.9	$896.6	$609.1	$280.2
Regulatory Tracking Mechanisms	1,638.1	529.3	572.6	153.9	1,319.2	354.5	482.9	182.2
Benefit Costs	1,096.0	198.2	313.8	79.7	1,117.3	197.4	336.7	79.3
Income Taxes, Net	944.9	522.7	141.6	19.1	912.4	512.6	128.6	16.4
Securitized Stranded Costs	360.1	—	—	360.1	392.5	—	—	392.5
Goodwill-related	251.5	—	215.9	—	264.1	—	226.7	—
Asset Retirement Obligations	147.0	40.5	76.8	5.0	137.9	38.5	72.3	4.7
Derivative Liabilities	72.6	72.6	—	—	120.9	120.9	—	—
Other Regulatory Assets	430.6	65.1	102.8	4.8	339.0	22.7	101.6	8.0
Total Regulatory Assets	7,018.0	2,426.7	2,049.8	1,075.2	6,389.2	2,143.2	1,957.9	963.3
Less: Current Portion	2,024.9	672.8	778.9	170.5	1,674.2	480.4	676.1	189.5
Total Long-Term Regulatory Assets	$4,993.1	$1,753.9	$1,270.9	$904.7	$4,715.0	$1,662.8	$1,281.8	$773.8

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $216.6 million (including $115.9 million for CL&P, $39.1 million for NSTAR Electric and $2.6 million for PSNH) and $241.7 million (including $166.7 million for CL&P, $21.9 million for NSTAR Electric and $1.2 million for PSNH) of additional regulatory costs not yet specifically approved as of September 30, 2024 and December 31, 2023, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of September 30, 2024 and December 31, 2023, these regulatory costs included $86.3 million (including $46.7 million for CL&P and $21.5 million for NSTAR Electric) and $82.1 million (including $64.0 million for CL&P and $7.3 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2024				As of December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,512.2	$960.1	$885.2	$333.7	$2,548.6	$969.2	$905.1	$339.3
Regulatory Tracking Mechanisms	789.8	188.2	446.9	99.8	668.3	154.0	347.2	114.4
Cost of Removal	740.4	197.5	448.1	21.1	666.6	157.9	420.9	16.2
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	409.3	58.8	202.8	41.1	354.0	49.9	175.9	36.6
AFUDC - Transmission	148.4	63.2	85.2	—	124.3	56.1	68.2	—
Benefit Costs	34.9	0.4	10.4	—	51.0	0.6	22.2	—
Other Regulatory Liabilities	212.3	41.6	14.0	4.9	201.9	30.4	13.9	4.6
Total Regulatory Liabilities	4,847.3	1,509.8	2,092.6	500.6	4,614.7	1,418.1	1,953.4	511.1
Less: Current Portion	722.5	139.5	468.8	106.8	591.8	102.2	368.1	117.5
Total Long-Term Regulatory Liabilities	$4,124.8	$1,370.3	$1,623.8	$393.8	$4,022.9	$1,315.9	$1,585.3	$393.6

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2024	As of December 31, 2023
(Millions of Dollars)
Distribution - Electric	$20,766.1	$19,656.5
Distribution - Natural Gas	8,569.3	8,155.3
Transmission - Electric	15,679.1	14,666.8
Distribution - Water	2,319.2	2,280.1
Solar	201.1	201.1
Utility	47,534.8	44,959.8
Other (1)	2,233.9	2,006.8
Property, Plant and Equipment, Gross	49,768.7	46,966.6
Less: Accumulated Depreciation
Utility	(10,137.9)	(9,670.1)
Other	(1,003.5)	(869.6)
Total Accumulated Depreciation	(11,141.4)	(10,539.7)
Property, Plant and Equipment, Net	38,627.3	36,426.9
Construction Work in Progress	3,284.2	3,071.7
Total Property, Plant and Equipment, Net	$41,911.5	$39,498.6

	As of September 30, 2024			As of December 31, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,336.4	$9,558.1	$2,911.9	$7,897.1	$9,000.5	$2,799.2
Transmission - Electric	6,804.1	6,183.7	2,692.9	6,548.2	5,630.8	2,489.5
Solar	—	201.1	—	—	201.1	—
Property, Plant and Equipment, Gross	15,140.5	15,942.9	5,604.8	14,445.3	14,832.4	5,288.7
Less: Accumulated Depreciation	(2,874.1)	(3,719.7)	(1,014.2)	(2,670.5)	(3,585.9)	(984.0)
Property, Plant and Equipment, Net	12,266.4	12,223.2	4,590.6	11,774.8	11,246.5	4,304.7
Construction Work in Progress	563.4	1,404.0	368.3	565.4	1,507.3	270.0
Total Property, Plant and Equipment, Net	$12,829.8	$13,627.2	$4,958.9	$12,340.2	$12,753.8	$4,574.7

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2024			As of December 31, 2023
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$15.5	$(0.4)	$15.1	$16.4	$(0.5)	$15.9
Long-Term Derivative Assets	Level 2	2.5	(0.2)	2.3	13.6	(0.5)	13.1
Current Derivative Liabilities	Level 2	(77.5)	—	(77.5)	(81.9)	—	(81.9)
Long-Term Derivative Liabilities	Level 2	(12.5)	—	(12.5)	(68.0)	—	(68.0)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of September 30, 2024 and December 31, 2023 were 615 MW and 682 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended September 30, 2024 and 2023, there were losses of $0.5 million and $1.5 million, respectively. For the nine months ended September 30, 2024 and 2023, there were losses of $3.4 million and $1.6 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both September 30, 2024 and December 31, 2023.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
(Millions of Dollars)
Derivatives, Net:
Fair Value as of Beginning of Period	$(152.1)	$(181.8)
Net Realized/Unrealized Losses Included in Regulatory Assets	(1.5)	(1.6)
Settlements	17.0	46.8
Fair Value as of End of Period	$(136.6)	$(136.6)

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $166.3 million and $173.6 million as of September 30, 2024 and December 31, 2023, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Unrealized gains and losses on equity securities held in Eversource's trusts are recorded in Other Income, Net on the statements of income. The equity securities within Eversource’s non-qualified executive benefits trusts were sold during 2023 and resulted in a $1.1 million gain recorded in Other Income, Net for the nine months ended September 30, 2023. The fair value of equity securities held in Eversource’s trusts as of September 30, 2024 and December 31, 2023 were $4.0 million and $3.3 million, respectively. There were unrealized gains of $0.2 million for the three months ended September 30, 2024 and no unrealized gains or losses for the three months ended September 30, 2023 recorded in Other Income, Net, respectively, related to these equity securities. There were unrealized gains of $0.7 million and $0.3 million for the nine months ended September 30, 2024 and 2023 recorded in Other Income, Net, respectively, related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of September 30, 2024				As of December 31, 2023
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$176.9	$1.1	$(5.1)	$172.9	$169.5	$1.4	$(6.6)	$164.3

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

The debt securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. Any unrealized gains and losses on available-for-sale debt securities held in Eversource's trusts are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. There were $1.2 million of realized losses recorded on securities sold for the nine months ended September 30, 2023 that were reclassified out of Accumulated Other Comprehensive Income and recorded in Other Income, Net. There were no credit losses for the three and nine months ended September 30, 2024 and 2023, and no allowance for credit losses as of September 30, 2024. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of September 30, 2024, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$24.7	$24.7
One to five years	33.7	33.9
Six to ten years	41.0	41.2
Greater than ten years	77.5	73.1
Total Debt Securities	$176.9	$172.9

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2024	As of December 31, 2023
Level 1:
Mutual Funds and Equities	$170.3	$176.9
Money Market Funds	21.5	13.7
Total Level 1	$191.8	$190.6
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$90.1	$90.1
Corporate Debt Securities	35.9	34.0
Asset-Backed Debt Securities	8.2	5.6
Municipal Bonds	7.4	9.8
Other Fixed Income Securities	9.8	11.1
Total Level 2	$151.4	$150.6
Total Marketable Securities	$343.2	$341.2

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 11, 2029. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 11, 2029, that serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$322.0	$1,771.9	$1,678.0	$228.1	5.12%	5.60%
NSTAR Electric Commercial Paper Program	537.5	365.8	112.5	284.2	4.94%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the EGMA long-term debt issuance in October 2024, $100.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of September 30, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2024, there were intercompany loans from Eversource parent to CL&P of $135.0 million and to PSNH of $89.3 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.0 billion in long-term debt through December 31, 2025. On August 12, 2024 the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
CL&P Series B First Mortgage Bonds	4.95%	300.0	August 2024	August 2034	Repaid Series D Bonds, repaid short-term debt, and working capital
CL&P Series D First Mortgage Bonds	7.875%	(139.8)	October 2024	October 2024	Paid at maturity
NSTAR Electric Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
Eversource Parent Series L Senior Notes	2.90%	(450.0)	October 2024	October 2024	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purchases
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series P First Mortgage Bonds	2.23%	(100.0)	October 2024	October 2024	Paid at maturity
EGMA Series E First Mortgage Bonds	5.17%	100.0	October 2024	November 2034	Refinanced existing indebtedness, paid capital expenditures and general corporate purchases
Aquarion Senior Notes	4.00%	(360.0)	August 2024	August 2024	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	5.57%	70.0	August 2024	September 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2024	As of December 31, 2023
Restricted Cash - Current Portion (included in Special Deposits)	$17.3	$30.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.1	3.2
Securitized Stranded Cost (included in Regulatory Assets)	360.1	392.5
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.5	5.3
Accrued Interest (included in Other Current Liabilities)	2.3	6.3
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	324.1	367.3

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	3.5	3.9	10.8	11.9

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.2	$3.3	$1.9	$1.1	$1.7	$0.3	$0.3	$0.1
Interest Cost	62.7	12.6	12.8	6.7	8.0	1.4	2.2	0.9
Expected Return on Plan Assets	(115.7)	(23.4)	(28.0)	(12.2)	(20.3)	(2.4)	(9.9)	(1.4)
Actuarial Loss/(Gain)	22.0	3.2	6.4	1.3	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(19.5)	$(4.3)	$(6.8)	$(3.1)	$(16.1)	$(0.4)	$(11.6)	$(0.3)
Intercompany Income Allocations	N/A	$(0.6)	$(0.6)	$(0.2)	N/A	$(0.6)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$33.2	$9.5	$5.9	$3.2	$5.2	$0.9	$0.9	$0.4
Interest Cost	187.4	37.7	38.7	20.1	24.0	4.2	6.6	2.6
Expected Return on Plan Assets	(347.0)	(70.2)	(84.3)	(36.6)	(61.0)	(7.1)	(29.7)	(4.2)
Actuarial Loss/(Gain)	63.9	8.9	19.2	3.7	(0.3)	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(57.3)	$(14.1)	$(20.2)	$(9.6)	$(48.3)	$(1.2)	$(34.9)	$(0.9)
Intercompany Income Allocations	N/A	$(0.9)	$(0.8)	$(0.3)	N/A	$(1.7)	$(1.9)	$(0.6)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.7	$3.1	$1.9	$1.0	$1.9	$0.4	$0.3	$0.2
Interest Cost	63.4	12.6	13.5	6.8	8.5	1.5	2.3	0.9
Expected Return on Plan Assets	(116.3)	(23.5)	(28.4)	(12.3)	(19.3)	(2.3)	(9.2)	(1.4)
Actuarial Loss	10.9	0.5	4.0	0.4	—	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.2)	0.1
Settlement Loss	8.7	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(22.3)	$(7.3)	$(8.9)	$(4.1)	$(14.3)	$(0.2)	$(10.8)	$(0.2)
Intercompany Expense/(Income) Allocations	N/A	$0.8	$0.9	$0.3	N/A	$(0.5)	$(0.5)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$32.4	$9.2	$5.9	$3.2	$5.7	$1.0	$0.9	$0.6
Interest Cost	190.6	37.9	40.5	20.4	25.4	4.6	6.9	2.7
Expected Return on Plan Assets	(348.7)	(70.6)	(85.3)	(37.1)	(57.9)	(7.0)	(27.7)	(4.2)
Actuarial Loss	35.0	1.9	12.9	1.2	—	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Settlement Loss	12.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(77.4)	$(21.6)	$(25.7)	$(12.3)	$(43.0)	$(0.6)	$(32.6)	$(0.6)
Intercompany Income Allocations	N/A	$(1.8)	$(1.2)	$(0.3)	N/A	$(1.4)	$(1.6)	$(0.5)

In August 2024, Eversource communicated to its employees participating in the Eversource 401k Plan’s enhanced defined contribution feature (referred to as K-Vantage) that effective January 1, 2025 (subject to union negotiations), a Cash Balance Pension Plan will be established, which will replace employer K-Vantage contributions. Eversource will transfer into the Cash Balance Pension Plan employees who are currently participating in the K-Vantage plan and will credit employees a set percentage of an employee’s eligible pay based on age and years of service on the employee’s behalf. This benefit will be a new, additional obligation of the existing Pension Plan and will be funded through the existing assets of the Eversource Pension Plan. This plan amendment did not require a remeasurement in 2024 and the liability will begin to accrue benefits upon the effective date of January 1, 2025.

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2024		As of December 31, 2023
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	65	$130.5	65	$128.2
CL&P	15	13.7	16	13.8
NSTAR Electric	13	6.7	12	5.4
PSNH	8	6.4	8	7.6

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $117.9 million and $117.1 million as of September 30, 2024 and December 31, 2023, respectively, and related primarily to the natural gas business segment.

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

CL&P
(Millions of Dollars)	2024	2025	2026	2027	2028	Thereafter	Total
Renewable Energy	$208.8	$666.4	$743.5	$745.9	$747.6	$4,016.7	$7,128.9

Additionally, Renewable Energy contract costs within long-term contractual arrangements at PSNH as of December 31, 2023 included renewable energy purchase contracts related to the purchase of capacity, energy and RECs from a New Hampshire generation plant totaling $503.2 million. The NHPUC approved the termination of the PPA related to this generation plant effective February 29, 2024. As of September 30, 2024, there are no remaining long-term renewable energy purchase contracts at PSNH.

C.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.1 million and $4.4 million as of September 30, 2024 and December 31, 2023, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP. Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of September 30, 2024
Company (Obligor)	Description	Maximum Exposure (in millions)
North East Offshore, LLC, Revolution Wind, LLC, and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$455.3
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	351.1
Eversource Investment LLC	Letters of Credit (3)	5.3
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	31.1

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $1.09 billion. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between October 2024 and November 2027 and (ii) full performance of the guaranteed obligations. Eversource parent also issued a separate guarantee to Ørsted on behalf of NEO, under which Eversource parent agreed to guarantee 50 percent of NEO’s payment obligations under certain offshore wind project construction-related agreements with Ørsted in an aggregate amount not to exceed $62.5 million and expiring upon full performance of the guaranteed obligation.

(2)     Eversource parent issued guarantees on behalf of its wholly-owned subsidiary Eversource Investment LLC (EI), which held Eversource's previous investments in offshore wind-related equity method investments until sale, and on behalf of its previously 50 percent-owned affiliate, South Fork Class B Member, LLC, whereby Eversource parent will guarantee each entity’s performance of certain funding obligations of the South Fork and Revolution Wind projects. Eversource parent also guaranteed certain indemnification obligations of EI associated with third party credit support for EI’s investment in NEO. On September 30, 2024, Eversource parent issued a guaranty on behalf of its wholly-owned subsidiary, Eversource Investment Service Company LLC, whereby Eversource parent will guarantee Eversource Investment Service Company LLC’s performance of certain indemnification obligations during the onshore construction phase of the Revolution Wind project, in an amount not to exceed $100.0 million. These guarantees will not exceed $1.62 billion and expire upon the full performance of the guaranteed obligations.

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of September 30, 2024, EI has issued letters of credit on behalf of South Fork Wind, LLC and Revolution Wind, LLC totaling $5.3 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

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

(5)    Eversource parent issued a guarantee on behalf of its previously 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term and (ii) full performance of the guaranteed obligations.

(6)    Surety bonds expire in 2024 and 2025. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

On September 30, 2024, Eversource entered into an agreement with GIP and Ørsted to contingently provide future credit support up to a maximum of $850 million in guarantees, if required, to support third party tax equity financing for Revolution Wind.

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. In September 2024, the parties reached an agreement in principle to settle the Phase V complaint, subject to approval. As a result of the pending settlement agreement, the court delayed the scheduled start of the DOE Phase V trial from October 28, 2024 to until January 13, 2025, if necessary.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2024 and December 31, 2023.

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

On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. The order addressed the Court’s decision that the reintroduction of the risk-premium financial model in the ROE methodology was arbitrary and capricious by removing the risk-premium financial model from the ROE methodology. The removal of the risk-premium financial model was the only revision to FERC’s ROE methodology and resulted in a two-model approach utilizing the two-step discounted cash flow model and the capital asset pricing model. MISO was directed to provide refunds for the period November 12, 2013 to February 11, 2015 (the first MISO ROE complaint refund period) and for the period from September 28, 2016 (the date of FERC’s order on the first MISO ROE complaint) to October 17, 2024 by December 1, 2025. The order also stated that FERC does not preclude the use of the risk-premium financial model in future proceedings if the parties can demonstrate that FERC’s stated concerns around the inclusion of the model have been addressed.

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the results of operations, financial condition and cash flows.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$131.5	$116.2	$96.9	$43.0	$34.6	$—	$—
Long-Term Debt	27,413.9	26,518.4	5,250.6	5,099.2	5,093.7	4,968.0	1,731.8	1,623.6
Rate Reduction Bonds	367.3	360.1	—	—	—	—	367.3	360.1

As of December 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$122.2	$116.2	$90.4	$43.0	$31.8	$—	$—
Long-Term Debt	24,413.5	22,855.2	4,814.4	4,572.0	4,496.9	4,273.7	1,431.6	1,292.6
Rate Reduction Bonds	410.5	395.0	—	—	—	—	410.5	395.0

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(33.3)	$(33.7)	$(0.4)	$(1.2)	$(37.8)	$(39.4)

OCI Before Reclassifications	—	(0.9)	(0.9)	—	—	0.1	0.1
Amounts Reclassified from AOCI	—	6.4	6.4	—	1.2	14.1	15.3
Net OCI	—	5.5	5.5	—	1.2	14.2	15.4
Balance as of End of Period	$(0.4)	$(27.8)	$(28.2)	$(0.4)	$—	$(23.6)	$(24.0)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. Defined benefit plan amounts reclassified from AOCI also include a settlement loss amortized into net periodic benefit plan expense/(income) for the nine months ended September 30, 2023. See Note 8, “Pension Benefits and Postretirement Benefits Other Than Pension,” for further information.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2024 and December 31, 2023	Issued as of
	Par Value		September 30, 2024	December 31, 2023
Eversource	$5	410,000,000	373,276,991	359,984,073
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: Eversource has an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first nine months of 2024, Eversource issued 13.3 million common shares, which resulted in proceeds of $830.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. In 2023, no shares were issued under this agreement.

Treasury Shares: As of September 30, 2024 and December 31, 2023, there were 9,385,018 and 10,443,807 Eversource common shares held as treasury shares, respectively. As of September 30, 2024 and December 31, 2023, there were 363,891,973 and 349,540,266 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2024 and 2023 and $5.6 million for each of the nine months ended September 30, 2024 and 2023. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2024 and December 31, 2023. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings/(loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and nine months ended September 30, 2024 and 2023, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings/(loss) per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (Loss)/Income Attributable to Common Shareholders	$(118.1)	$339.7	$739.1	$846.2
Weighted Average Common Shares Outstanding:
Basic	359,520,518	349,704,155	354,483,338	349,461,219
Dilutive Effect	297,139	147,814	261,508	270,101
Diluted	359,817,657	349,851,969	354,744,846	349,731,320
Basic (Loss)/Earnings Per Common Share	$(0.33)	$0.97	$2.09	$2.42
Diluted (Loss)/Earnings Per Common Share	$(0.33)	$0.97	$2.08	$2.42

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,465.5	$86.7	$—	$43.7	$—	$—	$1,595.9
Commercial	857.8	71.0	—	18.7	—	(2.5)	945.0
Industrial	111.4	31.6	—	1.3	—	(5.4)	138.9
Total Retail Tariff Sales Revenues	2,434.7	189.3	—	63.7	—	(7.9)	2,679.8
Wholesale Transmission Revenues	—	—	583.6	—	—	(431.1)	152.5
Wholesale Market Sales Revenues	173.8	29.0	—	1.2	—	—	204.0
Other Revenues from Contracts with Customers	22.4	1.9	3.5	1.2	414.7	(412.6)	31.1
Total Revenues from Contracts with Customers	2,630.9	220.2	587.1	66.1	414.7	(851.6)	3,067.4
Alternative Revenue Programs	(2.9)	(3.6)	(45.2)	0.6	—	41.0	(10.1)
Other Revenues	4.8	0.6	0.1	0.4	—	—	5.9
Total Operating Revenues	$2,632.8	$217.2	$542.0	$67.1	$414.7	$(810.6)	$3,063.2

	For the Nine Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,747.1	$798.3	$—	$111.8	$—	$—	$4,657.2
Commercial	2,248.5	434.5	—	53.1	—	(5.7)	2,730.4
Industrial	289.0	127.0	—	3.5	—	(16.5)	403.0
Total Retail Tariff Sales Revenues	6,284.6	1,359.8	—	168.4	—	(22.2)	7,790.6
Wholesale Transmission Revenues	—	—	1,570.6	—	—	(1,188.8)	381.8
Wholesale Market Sales Revenues	471.1	122.2	—	3.1	—	—	596.4
Other Revenues from Contracts with Customers	66.8	4.5	11.0	2.5	1,253.6	(1,247.7)	90.7
Total Revenues from Contracts with Customers	6,822.5	1,486.5	1,581.6	174.0	1,253.6	(2,458.7)	8,859.5
Alternative Revenue Programs	24.4	28.1	1.9	(0.2)	—	(1.7)	52.5
Other Revenues	13.9	2.1	0.4	0.9	—	—	17.3
Total Operating Revenues	$6,860.8	$1,516.7	$1,583.9	$174.7	$1,253.6	$(2,460.4)	$8,929.3

	For the Three Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,375.9	$83.0	$—	$44.7	$—	$—	$1,503.6
Commercial	764.1	33.7	—	19.6	—	(1.1)	816.3
Industrial	94.5	30.2	—	1.2	—	(4.8)	121.1
Total Retail Tariff Sales Revenues	2,234.5	146.9	—	65.5	—	(5.9)	2,441.0
Wholesale Transmission Revenues	—	—	520.2	—	—	(386.6)	133.6
Wholesale Market Sales Revenues	154.9	71.6	—	1.1	—	—	227.6
Other Revenues from Contracts with Customers	20.9	1.3	4.8	2.0	394.7	(392.4)	31.3
Total Revenues from Contracts with Customers	2,410.3	219.8	525.0	68.6	394.7	(784.9)	2,833.5
Alternative Revenue Programs	(43.8)	(2.4)	(33.6)	(0.3)	—	31.9	(48.2)
Other Revenues	4.8	0.9	0.2	0.3	—	—	6.2
Total Operating Revenues	$2,371.3	$218.3	$491.6	$68.6	$394.7	$(753.0)	$2,791.5

	For the Nine Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,982.1	$858.0	$—	$112.6	$—	$—	$4,952.7
Commercial	2,244.7	483.6	—	53.2	—	(3.4)	2,778.1
Industrial	268.5	141.7	—	3.4	—	(14.6)	399.0
Total Retail Tariff Sales Revenues	6,495.3	1,483.3	—	169.2	—	(18.0)	8,129.8
Wholesale Transmission Revenues	—	—	1,358.2	—	—	(1,015.6)	342.6
Wholesale Market Sales Revenues	484.4	160.5	—	2.9	—	—	647.8
Other Revenues from Contracts with Customers	60.1	3.9	14.1	6.1	1,217.3	(1,210.7)	90.8
Total Revenues from Contracts with Customers	7,039.8	1,647.7	1,372.3	178.2	1,217.3	(2,244.3)	9,211.0
Alternative Revenue Programs	(40.7)	21.9	57.6	(2.0)	—	(50.8)	(14.0)
Other Revenues	15.2	3.0	0.5	0.8	—	—	19.5
Total Operating Revenues	$7,014.3	$1,672.6	$1,430.4	$177.0	$1,217.3	$(2,295.1)	$9,216.5

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$757.1	$530.8	$177.6	$703.9	$480.5	$191.5
Commercial	349.9	416.9	91.4	286.4	389.4	88.7
Industrial	51.2	32.9	27.3	39.0	31.9	23.6
Total Retail Tariff Sales Revenues	1,158.2	980.6	296.3	1,029.3	901.8	303.8
Wholesale Transmission Revenues	262.2	212.3	109.1	245.1	186.4	88.7
Wholesale Market Sales Revenues	134.1	31.8	7.9	112.8	28.6	13.5
Other Revenues from Contracts with Customers	9.1	12.1	5.2	9.0	12.4	5.0
Total Revenues from Contracts with Customers	1,563.6	1,236.8	418.5	1,396.2	1,129.2	411.0
Alternative Revenue Programs	(46.5)	8.1	(9.7)	(49.3)	(29.0)	0.9
Other Revenues	2.4	2.0	0.5	2.4	1.9	0.7
Eliminations	(174.2)	(169.4)	(67.3)	(159.2)	(148.6)	(59.5)
Total Operating Revenues	$1,345.3	$1,077.5	$342.0	$1,190.1	$953.5	$353.1

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,897.7	$1,373.2	$476.2	$2,059.9	$1,318.7	$603.5
Commercial	850.2	1,144.8	254.6	836.7	1,121.0	287.5
Industrial	117.0	93.1	78.9	104.1	95.7	68.7
Total Retail Tariff Sales Revenues	2,864.9	2,611.1	809.7	3,000.7	2,535.4	959.7
Wholesale Transmission Revenues	681.7	602.0	286.9	613.3	521.0	223.9
Wholesale Market Sales Revenues	352.8	90.3	28.0	330.4	102.1	51.9
Other Revenues from Contracts with Customers	27.0	36.5	15.9	27.8	36.0	12.2
Total Revenues from Contracts with Customers	3,926.4	3,339.9	1,140.5	3,972.2	3,194.5	1,247.7
Alternative Revenue Programs	4.9	20.1	1.3	28.0	(43.5)	32.4
Other Revenues	6.7	5.6	2.0	7.1	6.3	2.3
Eliminations	(506.8)	(495.4)	(188.3)	(444.1)	(428.5)	(159.1)
Total Operating Revenues	$3,431.2	$2,870.2	$955.5	$3,563.2	$2,728.8	$1,123.3

16.    SEGMENT INFORMATION

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker (CODM) and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily included the offshore wind investments until sale of the three offshore wind projects in the third quarter of 2024, a natural gas pipeline owned by Enbridge, Inc., and a renewable energy investment fund that was liquidated in the first quarter of 2023.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,632.8	$217.2	$542.0	$67.1	$414.7	$(810.6)	$3,063.2
Depreciation and Amortization	(420.8)	(28.2)	(102.0)	(9.8)	(52.1)	2.8	(610.1)
Other Operating Expenses	(1,910.7)	(216.4)	(163.6)	(31.2)	(326.6)	807.8	(1,840.7)
Operating Income/(Loss)	$301.3	$(27.4)	$276.4	$26.1	$36.0	$—	$612.4
Interest Expense	$(98.8)	$(25.2)	$(48.5)	$(8.3)	$(177.7)	$57.9	$(300.6)
Loss on Offshore Wind Investments	—	—	—	—	(464.0)	—	(464.0)
Other Income, Net	65.8	11.4	11.8	6.2	48.8	(31.4)	112.6
Net Income/(Loss) Attributable to Common Shareholders	203.5	(30.2)	174.9	23.7	(516.5)	26.5	(118.1)

	For the Nine Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$6,860.8	$1,516.7	$1,583.9	$174.7	$1,253.6	$(2,460.4)	$8,929.3
Depreciation and Amortization	(565.5)	(161.4)	(301.8)	(21.2)	(146.3)	8.1	(1,188.1)
Other Operating Expenses	(5,529.3)	(1,066.2)	(452.6)	(94.2)	(990.3)	2,452.3	(5,680.3)
Operating Income	$766.0	$289.1	$829.5	$59.3	$117.0	$—	$2,060.9
Interest Expense	$(272.2)	$(72.0)	$(135.4)	$(29.4)	$(484.8)	$171.2	$(822.6)
Loss on Offshore Wind Investments	—	—	—	—	(464.0)	—	(464.0)
Other Income, Net	189.2	32.5	38.1	8.5	1,145.0	(1,094.4)	318.9
Net Income Attributable to Common Shareholders	521.3	187.4	540.6	37.1	375.9	(923.2)	739.1
Cash Flows Used for Investments in Plant	1,309.1	697.8	985.6	119.3	180.1	—	3,291.9

	For the Three Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,371.3	$218.3	$491.6	$68.6	$394.7	$(753.0)	$2,791.5
Depreciation and Amortization	(0.7)	(38.0)	(94.5)	(13.9)	(40.7)	2.3	(185.5)
Other Operating Expenses	(2,124.0)	(211.1)	(144.9)	(30.9)	(315.7)	751.2	(2,075.4)
Operating Income/(Loss)	$246.6	$(30.8)	$252.2	$23.8	$38.3	$0.5	$530.6
Interest Expense	$(76.8)	$(19.7)	$(43.0)	$(9.8)	$(111.4)	$38.4	$(222.3)
Other Income, Net	53.5	9.2	11.9	1.3	415.9	(412.7)	79.1
Net Income/(Loss) Attributable to Common Shareholders	173.3	(33.7)	160.3	16.6	397.0	(373.8)	339.7

	For the Nine Months Ended September 30, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,014.3	$1,672.6	$1,430.4	$177.0	$1,217.3	$(2,295.1)	$9,216.5
Depreciation and Amortization	59.3	(156.7)	(276.4)	(41.3)	(115.5)	6.6	(524.0)
Other Operating Expenses	(6,371.4)	(1,280.8)	(409.4)	(87.5)	(992.6)	2,290.0	(6,851.7)
Operating Income	$702.2	$235.1	$744.6	$48.2	$109.2	$1.5	$1,840.8
Interest Expense	$(214.4)	$(62.4)	$(126.7)	$(28.4)	$(297.0)	$104.8	$(624.1)
Loss on Offshore Wind Investments	—	—	—	—	(401.0)	—	(401.0)
Other Income, Net	155.7	27.9	30.8	4.0	1,082.6	(1,038.0)	263.0
Net Income Attributable to Common Shareholders	504.3	148.2	476.4	27.4	621.6	(931.7)	846.2
Cash Flows Used for Investments in Plant	1,230.3	536.8	1,011.3	140.1	207.1	—	3,125.6

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2024	$31,411.3	$9,518.2	$15,750.5	$3,056.2	$27,371.0	$(28,533.9)	$58,573.3
As of December 31, 2023	29,426.4	8,775.3	14,806.5	2,944.8	26,337.7	(26,678.5)	55,612.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, as well as the Eversource 2023 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding the losses on the offshore wind investments, a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned, and certain transaction and transition costs. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the losses on the offshore wind investments, the loss on the disposition of land associated with an abandoned project, and transaction and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•the ability to qualify for investment tax credits and investment tax credit adders,
•variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for these projects,
•disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We had a loss of $118.1 million, or $0.33 per share, in the third quarter of 2024, compared with earnings of $339.7 million, or $0.97 per share, in the third quarter of 2023. We earned $739.1 million, or $2.08 per share, in the first nine months of 2024, compared with $846.2 million, or $2.42 per share, in the first nine months of 2023.

•Our 2024 results include an after-tax loss on the sale of our offshore wind investments of $524.0 million, or $1.48 per share on a year-to-date basis. Our results for the first nine months of 2023 include an after-tax impairment charge on our offshore wind investments of $331.0 million, or $0.95 per share. Our results for the first nine months of 2023 also include after-tax land abandonment and other charges recorded of $6.9 million, or $0.01 per share. These 2024 and 2023 charges were recorded within Eversource Parent and Other Companies. Excluding these charges, our 2024 non-GAAP earnings were $405.9 million, or $1.13 per share, in the third quarter of 2024 and $1.26 billion, or $3.56 per share, in the first nine months of 2024, and our 2023 non-GAAP earnings were $1.18 billion, or $3.38 per share, in the first nine months of 2023.

•We updated our projection to earn within a 2024 non-GAAP earnings guidance range of between $4.52 per share and $4.60 per share, which excludes the impact of the sales of our 50 percent interests in the three jointly-owned offshore wind projects and related transaction costs. We also reaffirmed our projection of our long-term EPS growth rate through 2028 within a 5 to 7 percent range, and increased our previously forecasted capital investments of $23.1 billion to $23.7 billion for the period 2024 to 2028, as a result of the recently approved Electric Sector Modernization Plan (ESMP) in Massachusetts.

Liquidity:

•Cash flows provided by operating activities totaled $1.52 billion in the first nine months of 2024, compared with $1.17 billion in the first nine months of 2023. Investments in property, plant and equipment totaled $3.29 billion in the first nine months of 2024, compared with $3.13 billion in the first nine months of 2023.

•Cash and Cash Equivalents totaled $97.9 million as of September 30, 2024, compared with $53.9 million as of December 31, 2023. Our available borrowing capacity under our commercial paper programs totaled $1.79 billion as of September 30, 2024.

•In the first nine months of 2024, we issued $4.40 billion of new long-term debt and we repaid $1.26 billion of long-term debt.

•On September 12, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on September 30, 2024 to shareholders of record as of September 23, 2024.

•In the third quarter of 2024, we received preliminary indicative bids for our Aquarion water distribution business, and we are supporting due diligence with potential buyers.

Strategic Developments:

•On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted for adjusted proceeds of $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction, and the remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. Adjusted gross proceeds from the sale were reduced by approximately $375 million as compared with the previously estimated purchase price. Proceeds from the transactions were used to pay off parent company debt. Upon the completion of both sale transactions, Eversource recognized an aggregate after-tax loss on the sale of its offshore wind investments of $524 million in the third quarter of 2024. Eversource recorded a liability of $365 million reflecting its best estimate of the future obligations under the GIP sale terms, which primarily include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return for the Revolution Wind project, and obligation of other future costs. Eversource will not have any ongoing financial obligations associated with Sunrise Wind.

•On August 29, 2024, the DPU approved NSTAR Electric’s ESMP for a five-year period commencing July 1, 2025. For the five-year period from 2025 through 2029, the incremental capital investment is $608 million and the incremental expense amount is $211 million.

Earnings Overview

Consolidated:  Below is a summary of our earnings/(loss) by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net (Loss)/Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net (Loss)/Income Attributable to Common Shareholders (GAAP)	$(118.1)	$(0.33)	$339.7	$0.97	$739.1	$2.08	$846.2	$2.42

Regulated Companies	$371.9	$1.04	$316.5	$0.91	$1,286.4	$3.62	$1,156.3	$3.30
Eversource Parent and Other Companies (Non-GAAP)	34.0	0.09	23.2	0.06	(23.3)	(0.06)	27.8	0.08
Non-GAAP Earnings	$405.9	$1.13	$339.7	$0.97	$1,263.1	$3.56	$1,184.1	$3.38
Losses on Offshore Wind Investments (after-tax) (1)	(524.0)	(1.46)	—	—	(524.0)	(1.48)	(331.0)	(0.95)
Land Abandonment Loss and Other Charges (after-tax) (2)	—	—	—	—	—	—	(6.9)	(0.01)
Net (Loss)/Income Attributable to Common Shareholders (GAAP)	$(118.1)	$(0.33)	$339.7	$0.97	$739.1	$2.08	$846.2	$2.42

(1) In the third quarter of 2024, we recorded a loss on the sales of our offshore wind investments. In the second quarter of 2023, we recorded an impairment charge resulting from the expected sales of these offshore wind investments. For further information, see "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The 2023 charges primarily include a loss on the disposition of previously abandoned land intended to be used for the cancelled Northern Pass Transmission project.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$203.5	$0.57	$173.3	$0.50	$521.3	$1.47	$504.3	$1.44
Electric Transmission	174.9	0.49	160.3	0.46	540.6	1.52	476.4	1.36
Natural Gas Distribution	(30.2)	(0.09)	(33.7)	(0.10)	187.4	0.53	148.2	0.42
Water Distribution	23.7	0.07	16.6	0.05	37.1	0.10	27.4	0.08
Net Income - Regulated Companies	$371.9	$1.04	$316.5	$0.91	$1,286.4	$3.62	$1,156.3	$3.30

Our electric distribution segment earnings increased $30.2 million in the third quarter of 2024, as compared to the third quarter of 2023, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2024 and at PSNH effective August 1, 2024 and from CL&P's capital tracking mechanism due to increased electric system improvements, lower operations and maintenance expense driven by lower storm-related costs, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher interest expense, higher depreciation expense, and higher property tax expense.

Our electric distribution segment earnings increased $17.0 million in the first nine months of 2024, as compared to the first nine months of 2023, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2024 and at PSNH effective August 1, 2024 and from CL&P's capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher interest expense, higher operations and maintenance expense, higher depreciation expense, the absence of a prior year benefit at PSNH related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, and higher property tax expense.

Our electric transmission segment earnings increased $14.6 million and $64.2 million in the third quarter and the first nine months of 2024, respectively, as compared to the third quarter and the first nine months of 2023, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. Additionally, the earnings benefit in the nine month period was due to the impact of the annual rate reconciliation filing with FERC.

Our natural gas distribution segment losses decreased $3.5 million in the third quarter of 2024, as compared to the third quarter of 2023, due primarily to higher revenues from capital tracking mechanisms due to continued investments in natural gas infrastructure, the absence of a prior year unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, and a lower effective tax rate. Those improvements were partially offset by higher property tax expense, higher depreciation expense, higher operations and maintenance expense, and higher interest expense.

Our natural gas distribution segment earnings increased $39.2 million in the first nine months of 2024, as compared to the first nine months of 2023, due primarily to higher revenues from capital tracking mechanisms due to continued investments in natural gas infrastructure and a base distribution rate increase effective November 1, 2023 at NSTAR Gas, lower operations and maintenance expense, the absence of a prior year unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, and a lower effective tax rate. Those earnings increases were partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

Our water distribution segment earnings increased $7.1 million and $9.7 million in the third quarter and the first nine months of 2024, respectively, as compared to the third quarter and the first nine months of 2023, due primarily to after-tax benefits of $3.4 million and $9.7 million recorded in the third quarter and first nine months of 2024, respectively, to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA. The impacts of PURA’s rate case decision on March 15, 2023 were recorded beginning in March 2024 as a result of the State of Connecticut Superior Court’s decision on the rate case appeal on March 25, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision, partially offset by lower authorized revenues. The earnings increase in both periods was also due to revenues from a water company acquisition, partially offset by higher year-to-date operations and maintenance expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses increased by $513.2 million and $237.2 million in the third quarter and the first nine months of 2024, respectively, as compared to the third quarter and the first nine months of 2023, due primarily to the loss on the sale of Eversource parent’s offshore wind investments in the third quarter of 2024, which resulted in an after-tax charge of $524.0 million, as compared to an impairment charge on these investments in the second quarter of 2023 of $331.0 million. Results for the first nine months of 2023 also include a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned and other charges recorded of $6.9 million.

Excluding these charges, Eversource parent and other companies non-GAAP earnings increased by $10.8 million in the third quarter period due primarily to a lower effective tax rate, partially offset by higher interest expense. Eversource parent and other companies non-GAAP earnings decreased $51.1 million in the first nine months period due primarily to higher interest expense and the absence of a benefit in 2023 from the liquidation of Eversource parent’s equity method investment in a renewable energy fund, partially offset by the absence of a charitable contribution made in 2023 with a portion of the proceeds from the liquidation, and a lower effective tax rate.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund corporate obligations. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Cash and Cash Equivalents totaled $97.9 million as of September 30, 2024, compared with $53.9 million as of December 31, 2023.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility, which terminates on October 11, 2029. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility, which terminates on October 11, 2029, that serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$322.0	$1,771.9	$1,678.0	$228.1	5.12%	5.60%
NSTAR Electric Commercial Paper Program	537.5	365.8	112.5	284.2	4.94%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2024 or December 31, 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of December 31, 2023. As a result of the EGMA long-term debt issuance in October 2024, $100.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of September 30, 2024.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2024, there were intercompany loans from Eversource parent to CL&P of $135.0 million and to PSNH of $89.3 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Long-Term Debt Issuance Authorizations: On February 8, 2024, the NHPUC approved PSNH’s request for authorization to issue up to $300 million in long-term debt through December 31, 2024. On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.4 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.0 billion in long-term debt through December 31, 2025. On August 12, 2024, the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
CL&P Series B First Mortgage Bonds	4.95%	300.0	August 2024	August 2034	Repaid Series D Bonds, repaid short-term debt, and working capital
CL&P Series D First Mortgage Bonds	7.875%	(139.8)	October 2024	October 2024	Paid at maturity
NSTAR Electric Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
Eversource Parent Series L Senior Notes	2.90%	(450.0)	October 2024	October 2024	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purchases
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series P First Mortgage Bonds	2.23%	(100.0)	October 2024	October 2024	Paid at maturity
EGMA Series E First Mortgage Bonds	5.17%	100.0	October 2024	November 2034	Refinanced existing indebtedness, paid capital expenditures and general corporate purchases
Aquarion Senior Notes	4.00%	(360.0)	August 2024	August 2024	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	5.57%	70.0	August 2024	September 2034	Repaid short-term debt, paid capital expenditures and general corporate purchases

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $14.9 million of interest payments in the first nine months of 2024, and paid $43.2 million of RRB principal payments and $16.2 million of interest payments in the first nine months of 2023.

Common Share Issuances: Eversource has an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. In the first nine months of 2024, Eversource issued 13.3 million common shares, which resulted in proceeds of $830.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.52 billion in the first nine months of 2024, compared with $1.17 billion in the first nine months of 2023. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, an improvement in regulatory recoveries driven primarily by the timing of collections for CL&P’s non-bypassable FMCC and other regulatory tracking mechanisms, a $47.6 million increase in income tax refunds received in 2024 compared to 2023, a $45.3 million decrease in cash payments to vendors for storm costs, and a decrease in cost of removal expenditures. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable and the timing of other working capital items.

On September 12, 2024, our Board of Trustees approved a common share dividend payment of $0.715 per share, paid on September 30, 2024 to shareholders of record as of September 23, 2024. In the first nine months of 2024, we paid cash dividends of $745.2 million and issued non-cash dividends of $17.8 million in the form of treasury shares, totaling dividends of $763.0 million. In the first nine months of 2023, we paid cash dividends of $688.9 million and issued non-cash dividends of $17.6 million in the form of treasury shares, totaling dividends of $706.5 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2024, CL&P, NSTAR Electric and PSNH paid $247.6 million, $643.9 million and $62.0 million respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first nine months of 2024, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $3.29 billion, $759.0 million, $1.07 billion, and $461.4 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $3.40 billion in the first nine months of 2024, compared to $3.21 billion in the first nine months of 2023.  These amounts included $209.4 million and $172.3 million in the first nine months of 2024 and 2023, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $44.8 million in the first nine months of 2024, as compared to the first nine months of 2023.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023
CL&P	$351.4	$282.1
NSTAR Electric	366.9	388.3
PSNH	280.0	283.1
Total Electric Transmission	$998.3	$953.5

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

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2024
Basic Business	$202.4	$346.6	$91.9	$640.9	$171.8	$16.4	$829.1
Aging Infrastructure	129.8	232.3	43.3	405.4	534.8	103.9	1,044.1
Load Growth and Other	81.9	157.0	39.4	278.3	38.2	0.6	317.1
Total Distribution	$414.1	$735.9	$174.6	$1,324.6	$744.8	$120.9	$2,190.3
2023
Basic Business	$209.4	$271.3	$60.5	$541.2	$145.9	$11.8	$698.9
Aging Infrastructure	194.2	216.6	72.3	483.1	507.8	99.4	1,090.3
Load Growth and Other	88.0	136.3	22.9	247.2	46.3	0.5	294.0
Total Distribution	$491.6	$624.2	$155.7	$1,271.5	$700.0	$111.7	$2,083.2

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

Offshore Wind Business: Eversource’s offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. In the third quarter of 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s offshore wind business continues to hold a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A interests.

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

In September of 2023, Eversource made a contribution of $528 million to invest in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of September 30, 2024, $459 million of expected investment tax credits and other expected tax benefits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a reduction in current taxes payable of $54 million and a decrease in Accumulated Deferred Income Taxes of $405 million on the Eversource balance sheet as of September 30, 2024. As a result of these investment tax credits, Eversource expects lower federal income tax payments between 2024 through 2026. As of September 30, 2024, the tax equity interest in South Fork Wind totaled $22.2 million.

On January 24, 2024, Eversource signed an agreement with Ørsted to sell Eversource’s 50 percent share of Sunrise Wind, subject to certain conditions and regulatory approvals. On April 18, 2024, Eversource and Ørsted executed an equity and asset purchase agreement for a gross purchase price of $230 million. The purchase price was subject to reduction for actual capital spending less than forecasted spending between signing the agreement in January and closing of the transaction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for the reduction in capital spending compared to forecasted amounts, adjusted proceeds totaled $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction, which was used to pay off parent company debt. Remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. The remaining expected proceeds have been recorded in Other Long-Term Assets on Eversource’s balance sheet as of September 30, 2024. Eversource recorded a pre-tax gain on the sale of Sunrise Wind of $377 million in the third quarter of 2024. With completion of the sale, Eversource will not have any ongoing financial obligations associated with Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for an initial gross purchase price of approximately $1.1 billion. The initial purchase price was subject to adjustments based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. Adjusted gross proceeds from the sale were reduced by approximately $375 million as compared with the previously estimated purchase price. This reduction reflects approximately $150 million resulting from lower capital spending between announcing the transaction and closing, and approximately $225 million related to the final terms of the sale transaction, primarily due to the delay of the commercial operations date of Revolution Wind. Proceeds from the transaction were used to pay off parent company debt.

As part of the Revolution Wind and South Fork Wind sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could further impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that provide Eversource will share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of the capped amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the commercial operation of Revolution Wind.

Upon the completion of both sale transactions, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sale of its offshore wind investments of $524 million in the third quarter of 2024. The aggregate after-tax loss is comprised of (1) the lower proceeds related to final terms of the sale transaction to GIP of approximately $225 million related to non-construction costs for the Revolution Wind and South Fork Wind projects, primarily due to a purchase price reduction of $150 million resulting from the delay of the commercial operations date of Revolution Wind, (2) recently identified forecasted construction costs as a result of a delay in the anticipated commercial operation date related to Revolution Wind of approximately $350 million, which includes an estimate for the anticipated post-closing adjustment to GIP related to Eversource’s expected cost overrun sharing obligation, and (3) approximately $326 million, which includes an estimate for the anticipated post-closing adjustment related to Eversource’s expected obligations to GIP as a result of final economics of the Revolution Wind and South Fork Wind projects and other future costs as well as a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses. These losses were partially offset by the $377 million gain on the sale of Sunrise Wind.

Upon sale, Eversource recorded a liability of $365 million reflecting its best estimate of the future obligations under the GIP sale terms, which primarily include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return for the Revolution Wind project, and obligation of other future costs. The majority of this liability is expected to be settled in 2026. The long-term portion of the liability of $350 million was recorded in Other Long-Term Liabilities, and the remainder was recorded in Other Current Liabilities on Eversource’s balance sheet as of September 30, 2024.

Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in constructing Revolution Wind, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at less than the value included in the purchase price. The purchase price included the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community ITC adder of approximately $170 million related to Revolution Wind. It is possible that new information or future developments could require a reassessment of the potential exposure of the estimated liability for the post-closing adjustment payments. As this information becomes available, Eversource will continue to assess the potential exposure and adjust the liability if needed. Incremental exposure of this estimated liability remains possible, but management cannot reasonably estimate a range of loss beyond the amount recorded at this time. Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind. South Fork Wind has achieved commercial operation and, as a result, Eversource does not expect any material cost sharing or other purchase price adjustment payments related to this project.

Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into separate construction management agreements to manage Sunrise Wind’s and Revolution Wind’s onshore construction through completion. In this role, Eversource will be solely a service provider to Sunrise Wind and Revolution Wind.

Impairments: In the second quarter of 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment. In the impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected purchase price at that time. In the fourth quarter of 2023, Eversource recognized an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) in its offshore wind investments and established a new cost basis in the investments as of December 31, 2023. The impairment charges were non-cash charges and did not impact Eversource’s cash position. In the third quarter of 2024, Eversource sold its interest in its offshore wind investments.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2024 and December 31, 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2024 and December 31, 2023.

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

On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. The order addressed the Court’s decision that the reintroduction of the risk-premium financial model in the ROE methodology was arbitrary and capricious by removing the risk-premium financial model from the ROE methodology. The removal of the risk-premium financial model was the only revision to FERC’s ROE methodology and resulted in a two-model approach utilizing the two-step discounted cash flow model and the capital asset pricing model. MISO was directed to provide refunds for the period November 12, 2013 to February 11, 2015 (the first MISO ROE complaint refund period) and for the period from September 28, 2016 (the date of FERC’s order on the first MISO ROE complaint) to October 17, 2024 by December 1, 2025. The order also stated that FERC does not preclude the use of the risk-premium financial model in future proceedings if the parties can demonstrate that FERC’s stated concerns around the inclusion of the model have been addressed.

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate a range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the results of operations, financial condition and cash flows.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of estimated 2024 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $6 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

On April 15, 2021, FERC issued a Supplemental NOPR that proposes to eliminate the existing 50 basis point return on equity for utilities that have been participating in a regional transmission organization (RTO ROE incentive) for more than three years. On June 25, 2021, the NETOs jointly filed comments strongly opposing FERC’s proposal. On July 26, 2021, the NETOs filed Supplemental NOPR reply comments responding to various parties advocating for the elimination of the RTO Adder. If FERC issues a final order eliminating the RTO ROE incentive as proposed in the Supplemental NOPR, the estimated annual impact (using estimated 2024 rate base) on Eversource's after-tax earnings is approximately $23 million. The Supplemental NOPR contemplates an effective date 30 days from the final order.

At this time, Eversource cannot predict the ultimate outcome of these proceedings, including possible appellate review, and the resulting impact on its transmission incentives.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2024, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2023 Form 10-K.

Connecticut:

CL&P RAM Filing: On April 17, 2024, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective July 1, 2024 through April 30, 2025. The rate approvals include the recovery of NBFMCC and SBC net underrecoveries as of December 31, 2023 of $264.9 million and $86.2 million, respectively, and the recovery of expected net costs of $388.5 million for the NBFMCC and $254.4 million for the SBC for the period July 1, 2024 through April 30, 2025. The NBFMCC rate adjustment is primarily driven by long-term nuclear power purchase agreements required by state policy and the SBC rate adjustment is primarily driven by costs associated with accounts receivable hardship customer protection and the new low-income discount rate effective December 2023. On August 14, 2024, PURA issued a final decision that approved a further adjustment to the NBFMCC rate to include the recovery of incurred and deferred electric vehicle program costs from 2021 through May 31, 2024 of $44.4 million and expected electric vehicle program costs from June 1, 2024 through December 31, 2024 of $24.3 million. The $44.4 million, plus $5.4 million in carrying costs, will be recovered over a 20-month period of September 1, 2024 through April 30, 2026, and the $24.3 million will be recovered over an eight-month period of September 1, 2024 through April 30, 2025. In addition, PURA approved an incremental $3.5 million of 2024 Innovative Energy Solutions program costs and $1.5 million of Connecticut Green Bank program costs over an eight-month period of September 1, 2024 through April 30, 2025.

CL&P Advanced Metering Infrastructure Filing: On July 31, 2020, CL&P submitted to PURA its proposed $512 million Advanced Metering Infrastructure (AMI) investment and implementation plan. On November 8, 2021, CL&P submitted an Amended Proposal in response to PURA’s request with an updated schedule for the years 2022 through 2028, which included additional information as required by PURA. As required, the plan includes a full deployment of advanced metering functionality and a composite business case in support of the Advanced Metering Infrastructure plan. On January 3, 2024, PURA issued a final decision regarding CL&P’s Advanced Metering Infrastructure investment and implementation plan, which CL&P had most recently estimated at $766.4 million for capital costs and operating expenses. In CL&P’s view, the final decision does not provide a reasonable path for cost recovery and delays implementation by at least a year during the pendency of the cost recovery proceeding. In addition, in CL&P’s view, the final decision modifies the prudence standard for recovery of costs expended on the project, improperly linking recovery to outcomes not known at the outset of the project. On January 18, 2024, CL&P submitted a motion for reconsideration to PURA asking that the agency modify these aspects of the decision, which PURA subsequently denied on February 14, 2024. On March 6, 2024, CL&P filed written comments citing four major problems associated with PURA’s guidelines for recovery of the costs of AMI implementation, which if not addressed, represent obstacles to AMI implementation in Connecticut. On April 16, 2024, PURA issued a procedural order directing Eversource and inviting all parties and intervenors to submit pre-filed testimony pertaining to AMI by May 14, 2024, and rebuttal testimony by May 29, 2024. CL&P witnesses pre-filed testimony, including an updated estimate of $855 million for capital costs and operating expenses, and then subsequently participated in the AMI cost recovery hearing on June 6, 2024. On October 17, 2024, PURA issued a proposed final decision on recovery of the costs for AMI implementation. Written exceptions to the proposed final decision were filed on October 31, 2024, and oral arguments are scheduled for November 7, 2024. CL&P’s written exceptions focused on three main aspects of the proposed decision, which include (1) clarifying the prudence standard to be used in evaluating AMI investments, (2) timing of prudency reviews, and (3) cost recovery related to incremental O&M expenses. A final decision is currently expected on November 20, 2024.

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

On April 18, 2024, PURA initiated a docket to address the matters on remand. On July 31, 2024, PURA issued a final decision in this docket and increased AWC-CT’s approved revenue requirement by $0.1 million above the amount authorized in the March 15, 2023 decision. Rates went into effect on July 31, 2024. On September 13, 2024, AWC-CT filed an appeal of PURA’s July 31, 2024 final decision to the Connecticut Superior Court. A ruling on the appeal is pending.

As a result of the State of Connecticut Superior Court’s March 2024 decision on the appeal, AWC-CT recorded the impacts of the PURA rate case decision from the effective date of the order on March 15, 2023 through September 30, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its 2023 final decision, partially offset by lower authorized revenues. These adjustments resulted in after-tax benefits of $3.4 million and $9.7 million recorded in the third quarter and first nine months of 2024, respectively.

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 16, 2024, NSTAR Electric submitted its annual PBR Adjustment filing for a $56 million increase to base distribution rates, for effect on January 1, 2025. The requested base distribution rate increase is comprised of a $35 million inflation-based adjustment and a $21 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement.

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On September 16, 2024, NSTAR Gas submitted its annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect on November 1, 2024. On October 30, 2024, the DPU approved this filing.

EGMA Distribution Rates: On November 4, 2024, EGMA submitted a revised filing for its first rate base reset for rates to be effective November 1, 2024, in accordance with an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU. The compliance filing was ordered by the DPU on October 31, 2024. The rate base reset occurring on November 1, 2024 adjusts distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023. The total revenue requirement calculated for the first rate base reset is an increase to base distribution rates of $147.8 million, of which $34.0 million is associated with GSEP investments through December 31, 2023. Under the terms of the Rate Settlement Agreement, EGMA applied a cap on the revenue change to be effective November 1, 2024, and the amount in excess of the cap will be deferred for recovery through the Local Distribution Adjustment Clause (LDAC) on November 1, 2025, including carrying charges. After adjusting for the cap, the increase to base distribution rates is $85.6 million to be effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change November 1, 2024 of $76.8 million), and an increase of $62.2 million to base distribution rates to be effective November 1, 2025. EGMA is awaiting a final decision from the DPU.

NSTAR Electric’s Electric Sector Modernization Plan (ESMP) Filing: On January 29, 2024, in accordance with Massachusetts state law, NSTAR Electric filed its ESMP with the DPU. The law required each electric distribution company to develop and file a comprehensive distribution system plan to proactively upgrade the distribution system (and, where applicable, the associated transmission system) to: (i) improve grid reliability, communications and resiliency; (ii) enable increased, timely adoption of renewable energy and distributed energy resources; (iii) promote energy storage and electrification technologies necessary to decarbonize the environment and economy; (iv) prepare for future climate-driven impacts on the transmission and distribution systems; (v) accommodate increased transportation electrification, increased building electrification and other potential future demands on distribution and, where applicable, the transmission system; and (vi) minimize or mitigate impacts on Massachusetts ratepayers, thereby helping the state realize its statewide greenhouse gas emissions limits and sublimits under the law. NSTAR Electric’s plan meets these requirements by providing a comprehensive view of all the investments required to build a safer, more reliable, more resilient electric distribution system to enable an affordable, equitable clean energy transition taking into account the needs of environmental justice communities. For the five-year period from 2025 through 2029, the proposed incremental capital investment is $608 million and the incremental expense amount is $211 million. On August 29, 2024, the DPU approved the overall ESMP for a five-year period commencing July 1, 2025. The DPU has indicated that it will open a second phase of the proceeding to consider a short-term ESMP-focused cost-recovery mechanism for completion prior to the start of the plan in July 2025.

New Hampshire:

PSNH Distribution Rate Case: On June 11, 2024, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase. On July 31, 2024, the NHPUC approved a settlement agreement that was reached by PSNH, New Hampshire Department of Energy, and the Office of the Consumer Advocate to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
Operating Revenues	$3,063.2	$2,791.5	$271.7	$8,929.3	$9,216.5	$(287.2)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	917.9	1,168.6	(250.7)	2,995.2	4,232.9	(1,237.7)
Operations and Maintenance	510.4	500.7	9.7	1,437.8	1,382.6	55.2
Depreciation	366.1	329.5	36.6	1,060.7	962.5	98.2
Amortization	244.0	(144.0)	388.0	127.5	(438.5)	566.0
Energy Efficiency Programs	148.0	162.4	(14.4)	506.8	531.2	(24.4)
Taxes Other Than Income Taxes	264.4	243.7	20.7	740.4	705.0	35.4
Total Operating Expenses	2,450.8	2,260.9	189.9	6,868.4	7,375.7	(507.3)
Operating Income	612.4	530.6	81.8	2,060.9	1,840.8	220.1
Interest Expense	300.6	222.3	78.3	822.7	624.3	198.4
Losses on Offshore Wind Investments	464.0	—	464.0	464.0	401.0	63.0
Other Income, Net	112.6	79.1	33.5	318.9	263.0	55.9
(Loss)/Income Before Income Tax Expense	(39.6)	387.4	(427.0)	1,093.1	1,078.5	14.6
Income Tax Expense	76.6	45.8	30.8	348.4	226.7	121.7
Net (Loss)/Income	(116.2)	341.6	(457.8)	744.7	851.8	(107.1)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net (Loss)/Income Attributable to Common Shareholders	$(118.1)	$339.7	$(457.8)	$739.1	$846.2	$(107.1)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase
Three Months Ended September 30:	2024	2023		2024	2023		2024	2023
Traditional	2,125	2,090	1.7%	—	—	—%	563	469	20.0%
Decoupled	11,796	12,140	(2.8)%	16,633	15,755	5.6%	7,751	7,168	8.1%
Total Sales Volumes	13,921	14,230	(2.2)%	16,633	15,755	5.6%	8,314	7,637	8.9%

Nine Months Ended September 30:
Traditional	5,908	5,735	3.0%	—	—	—%	1,283	1,148	11.8%
Decoupled	32,435	31,858	1.8%	102,982	99,289	3.7%	18,257	17,761	2.8%
Total Sales Volumes	38,343	37,593	2.0%	102,982	99,289	3.7%	19,540	18,909	3.3%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$261.5	$(153.5)
Natural Gas Distribution	(1.1)	(155.9)
Electric Transmission	50.4	153.5
Water Distribution	(1.5)	(2.3)
Other	20.0	36.3
Eliminations	(57.6)	(165.3)
Total Operating Revenues	$271.7	$(287.2)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $43.0 million and $99.8 million for the three and nine month periods, respectively, due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2024 and at PSNH effective August 1, 2024.
•Base natural gas distribution revenues increased $0.7 million and $14.9 million for the three and nine month periods, respectively, due primarily to a base distribution rate increase at NSTAR Gas effective November 1, 2023.

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 26, 2023, the DPU approved a $104.9 million increase to NSTAR Electric’s base distribution rates effective January 1, 2024.

NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On October 30, 2023, the DPU approved a $25.4 million increase to NSTAR Gas’ base distribution rates, of which, $15.5 million was associated with a base rate adjustment and the remainder for a prior period exogenous cost adjustment, for effect on November 1, 2023.

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

The variance in tracked distribution revenues for the three and nine month periods is due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(227.4)	$(1,083.0)	$34.6	$(162.2)
CL&P FMCC	207.3	365.2	—	—
Retail transmission	16.5	107.5	—	—
Net Metering	42.6	102.1	—	—
Other distribution tracking mechanisms	159.4	264.2	6.5	30.6
Wholesale Market Sales Revenue	18.9	(13.3)	(42.6)	(38.3)

The decrease in energy supply procurement within electric distribution for the three and nine month periods was driven by lower average prices and lower average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average supply-related sales volumes, partially offset by lower average prices. The decrease in energy supply procurement within natural gas distribution for the nine month period was driven by lower average prices, partially offset by higher average supply-related sales volumes.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power, Purchased Natural Gas and Transmission” expense below.

Electric Transmission Revenues:  Electric transmission revenues increased $50.4 million and $153.5 million for the three and nine month periods, respectively, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual rate reconciliation filing with FERC.

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

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Energy supply procurement costs	$(231.1)	$(1,086.8)
Other electric distribution costs	12.1	91.8
Natural gas supply costs	(12.3)	(204.0)
Transmission costs	15.7	84.7
Eliminations	(35.1)	(123.4)
Total Purchased Power, Purchased Natural Gas and Transmission	$(250.7)	$(1,237.7)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs for the three and nine month periods was primarily the result of higher net metering costs at NSTAR Electric, higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P for the nine month period, partially offset by a decrease in long-term renewable energy purchase contract costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs decreased for the three month period due primarily to a decrease in the retail cost deferral and lower average purchased volumes, partially offset by higher average prices. Total natural gas costs decreased for the nine month period due primarily to a decrease in the retail cost deferral and lower average prices, partially offset by higher average purchased volumes.

The increase in transmission costs for the three month period was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. The increase in transmission costs for the nine month period was primarily the result of an increase in costs billed by ISO-NE and an increase in Local Network Service charges. This was partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Uncollectible expense	$12.6	$16.4
General costs (including vendor services in corporate areas, insurance, fees and assessments)	6.0	3.6
Shared corporate costs (including IT system depreciation at Eversource Service)	2.9	9.6
Storm-related costs	(18.4)	(2.1)
Employee-related expenses (including labor and benefits)	(7.8)	(3.0)
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	(3.6)	7.7
Total Base Electric Distribution (Non-Tracked Costs)	(8.3)	32.2
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase in both periods due primarily to higher transmission expense	17.1	64.3
Total Electric Distribution and Electric Transmission	8.8	96.5
Natural Gas Distribution:
Base (Non-Tracked Costs) - Three month increase due primarily to higher employee-related expenses; nine month decrease due primarily to lower employee-related expenses and uncollectible expense	5.9	(16.1)
Tracked Costs	4.7	10.8
Total Natural Gas Distribution	10.6	(5.3)
Water Distribution	(0.3)	5.0
Eversource Parent and Other Companies - other operations and maintenance	11.6	(2.4)
Eliminations	(21.0)	(38.6)
Total Operations and Maintenance	$9.7	$55.2

Depreciation expense increased for the three and nine month periods due primarily to higher net plant in service balances.

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

The variance in Amortization for the three and nine month periods is due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in 2024 as compared to 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the three and nine month periods, resulting in an increase to amortization expense of $228.0 million and $344.3 million, respectively. Amortization expense also increased for the three and nine month periods at NSTAR Electric as a result of an increase in storm costs recovered in rates and increased for the nine month period at PSNH due to the absence of a second quarter 2023 benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the statement of income in the second quarter of 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense decreased for the three and nine month periods due primarily to the deferral adjustment, partially offset by higher program spending.

Taxes Other Than Income Taxes expense increased for the three and nine month periods due primarily to higher property taxes as a result of higher utility plant balances and higher assessments and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and nine month periods due primarily to an increase in interest on long-term debt as a result of new debt issuances ($57.2 million and $177.7 million, respectively), an increase in interest expense on regulatory deferrals ($7.3 million and $20.4 million, respectively), and higher interest on short-term notes payable due to increased borrowings ($5.7 million and $17.1 million, respectively). Additionally, Interest Expense increased for the three month period as a result of a decrease in capitalized AFUDC related to debt funds and other capitalized interest ($7.3 million), and decreased for the nine month period as a result of an increase in capitalized AFUDC related to debt funds and other capitalized interest ($21.9 million).

Losses on Offshore Wind Investments relates to the loss recorded on the 2024 sales of our equity method offshore wind investments and the impairment charge in 2023 resulting from the expected sales of these offshore wind investments. See "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Income, Net increased for the three and nine month periods due primarily to an increase in interest income primarily from regulatory deferrals ($14.8 million and $37.4 million, respectively), an increase in equity in earnings related to Eversource's equity method investments ($14.4 million and $36.6 million, respectively), an increase in capitalized AFUDC related to equity funds ($1.7 million and $17.7 million, respectively), and a gain on the sale of an unregulated water business in the third quarter of 2024 ($4.4 million), partially offset by unfavorable investment activity in 2024 compared to 2023 driven by market volatility ($4.8 million and $1.4 million, respectively). Additionally, Other Income, Net increased for the three month period as a result of an increase related to pension, SERP and PBOP non-service income components ($3.1 million), and decreased for the nine month period as a result of a decrease related to pension, SERP and PBOP non-service income components ($7.2 million).

The variance in Other Income, Net for the nine month period was also due to the absence in 2024 of a benefit in both the first and second quarters of 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in the first quarter of 2023, as well as the absence in 2024 of a loss on the disposition of land in the second quarter of 2023.

Income Tax Expense increased for the three month period due primarily to an increase in reserves ($208.9 million) primarily related to the loss on sales of Eversource’s offshore wind investments. Other factors were a decrease in amortization of EDIT ($1.0 million), partially offset by lower pre-tax earnings ($89.7 million), lower state taxes ($41.6 million), lower return to provision adjustments ($40.3 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.5 million).

Income Tax Expense increased for the nine month period due primarily to an increase in reserves ($165.9 million) primarily related to the loss on sales of Eversource’s offshore wind investments in 2024 compared to the impairment on these investments in 2023. Other factors were a decrease in amortization of EDIT ($11.0 million), a higher share-based payment tax deficiency ($1.8 million), and higher pre-tax earnings ($3.0 million), partially offset by lower state taxes ($9.5 million), lower return to provision adjustments ($40.3 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($10.2 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2024 and 2023 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)
Operating Revenues	$3,431.2	$3,563.1	$(131.9)	$2,870.2	$2,728.8	$141.4	$955.5	$1,123.3	$(167.8)
Operating Expenses:
Purchased Power and Transmission	1,516.1	2,136.9	(620.8)	818.0	936.5	(118.5)	169.8	499.6	(329.8)
Operations and Maintenance	593.1	525.7	67.4	526.3	487.0	39.3	207.3	217.5	(10.2)
Depreciation	302.0	281.1	20.9	301.8	277.4	24.4	114.4	104.3	10.1
Amortization of Regulatory (Liabilities)/Assets, Net	(73.5)	(425.4)	351.9	120.8	14.9	105.9	101.9	(35.2)	137.1
Energy Efficiency Programs	114.6	100.7	13.9	222.2	252.3	(30.1)	33.0	30.5	2.5
Taxes Other Than Income Taxes	316.0	303.2	12.8	205.8	188.2	17.6	71.8	73.3	(1.5)
Total Operating Expenses	2,768.3	2,922.2	(153.9)	2,194.9	2,156.3	38.6	698.2	890.0	(191.8)
Operating Income	662.9	640.9	22.0	675.3	572.5	102.8	257.3	233.3	24.0
Interest Expense	180.1	145.4	34.7	164.9	139.8	25.1	62.7	55.9	6.8
Other Income, Net	61.4	46.6	14.8	143.0	120.7	22.3	22.9	19.2	3.7
Income Before Income Tax Expense	544.2	542.1	2.1	653.4	553.4	100.0	217.5	196.6	20.9
Income Tax Expense	142.4	141.0	1.4	151.3	120.1	31.2	53.9	44.6	9.3
Net Income	$401.8	$401.1	$0.7	$502.1	$433.3	$68.8	$163.6	$152.0	$11.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2024	2023	Percentage Increase
CL&P	15,363	14,830	3.6%
NSTAR Electric	17,072	17,028	0.3%
PSNH	5,908	5,735	3.0%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $131.9 million at CL&P and $167.8 million at PSNH, and increased $141.4 million at NSTAR Electric for the nine month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat for the nine month period.
•NSTAR Electric's distribution revenues increased $80.7 million for the nine month period due primarily to a base distribution rate increase effective January 1, 2024.
•PSNH's distribution revenues increased $19.1 million for the nine month period due primarily to a base distribution rate increase effective August 1, 2024.

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

The variance in tracked distribution revenues for the nine month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(613.3)	$(217.5)	$(252.2)
CL&P FMCC	365.2	—	—
Retail transmission	20.7	52.6	34.2
Net Metering	—	102.1	—
Other distribution tracking mechanisms	82.0	131.5	50.7
Wholesale Market Sales Revenue	22.4	(11.8)	(23.9)

The decrease in energy supply procurement at CL&P, NSTAR Electric and PSNH for the nine month period was driven by lower average prices and lower average supply-related sales volumes.

The increase in CL&P’s FMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state approved energy contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

Fluctuations in retail transmission revenues are driven by the recovery of the costs of our wholesale transmission business, such as those billed by ISO-NE and Local and Regional Network Service charges. For further information, see "Purchased Power and Transmission” expense below.

Transmission Revenues: Transmission revenues increased $53.8 million at CL&P, $69.4 million at NSTAR Electric, and $30.3 million at PSNH for the nine month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual rate reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $62.7 million at CL&P, $66.9 million at NSTAR Electric, and $29.2 million at PSNH for the nine month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(613.7)	$(221.7)	$(251.4)
Other electric distribution costs	50.1	117.1	(75.4)
Transmission costs	5.5	53.0	26.2
Eliminations	(62.7)	(66.9)	(29.2)
Total Purchased Power and Transmission	$(620.8)	$(118.5)	$(329.8)

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

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs at CL&P, NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. The increases at CL&P and PSNH were partially offset by a decrease resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	$9.4	$2.1	$(3.8)
Employee-related expenses (including labor and benefits)	6.4	(7.9)	(1.5)
Shared corporate costs (including IT system depreciation at Eversource Service)	4.4	3.6	1.6
Uncollectible expense	3.0	13.6	(0.2)
General costs (including vendor services in corporate areas, insurance, fees and assessments)	(4.0)	4.4	3.2
Storm-related costs	(1.3)	3.7	(4.5)
Total Base Electric Distribution (Non-Tracked Costs)	17.9	19.5	(5.2)
Total Tracked Costs - Increase at CL&P and NSTAR Electric due primarily to higher transmission expense	49.5	19.8	(5.0)
Total Operations and Maintenance	$67.4	$39.3	$(10.2)

Depreciation expense increased for the nine month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory (Liabilities)/Assets, Net for the nine month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in 2024 as compared to 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the same period, resulting in an increase to amortization expense of $344.3 million.
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

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increase at CL&P was due to higher Connecticut gross earnings taxes and higher property taxes as a result of higher utility plant balances.
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances and higher assessments.
•The decrease at PSNH was due to lower property taxes as a result of lower assessments.

Interest Expense - the variance is due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt as a result of new debt issuances ($21.0 million), an increase in interest expense on regulatory deferrals ($7.1 million), higher interest on short-term notes payable due to increased borrowings ($6.2 million), and higher amortization of debt discounts and premiums, net ($0.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.7 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt as a result of new debt issuances ($15.4 million), an increase in interest expense on regulatory deferrals ($11.5 million), and higher interest on short-term notes payable due to increased borrowings ($5.7 million), partially offset by an increase in capitalized AFUDC related to debt funds ($8.2 million).
•The increase at PSNH was due to higher interest on long-term debt as a result of new debt issuances ($11.7 million) and higher interest on short-term notes payable ($0.3 million), partially offset by an increase in capitalized AFUDC related to debt funds ($3.0 million), a decrease in RRB interest expense ($1.0 million), a decrease in interest expense on regulatory deferrals ($0.8 million), and lower amortization of debt discounts and premiums, net ($0.5 million).

Other Income, Net - the variance is due primarily to the following:

•The increase at CL&P was due primarily to an increase in interest income primarily on regulatory deferrals ($16.8 million) and an increase in capitalized AFUDC related to equity funds ($3.0 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($3.5 million) and an increase in investment losses driven by market volatility ($1.5 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($13.8 million) and an increase in capitalized AFUDC related to equity funds ($10.4 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($2.2 million).
•The increase at PSNH was due primarily to an increase in interest income primarily on regulatory deferrals ($3.5 million) and an increase in capitalized AFUDC related to equity funds ($1.7 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($0.6 million) and investment losses in 2024 ($0.5 million).

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($0.5 million), a decrease in amortization of EDIT ($0.8 million), an increase in valuation allowances ($1.0 million), a higher share-based payment tax deficiency ($0.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.3 million), partially offset by lower state taxes ($2.6 million) and lower return to provision adjustments ($1.2 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($21.1 million), higher state taxes ($6.1 million), a higher share-based payment tax deficiency ($0.6 million), and a decrease in amortization of EDIT ($6.7 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.3 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($4.6 million), a decrease in amortization of EDIT ($0.9 million), higher state taxes ($1.2 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $0.7 million for the nine month period due primarily to higher revenues from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven primarily by a higher transmission rate base, and an increase in interest income primarily on regulatory deferrals. The earnings increase was partially offset by higher interest expense, higher operations and maintenance expense, higher depreciation expense, and higher property tax expense.

NSTAR Electric's earnings increased $68.8 million for the nine month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2024, an increase in transmission earnings driven primarily by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, and higher AFUDC equity income. The earnings increase was partially offset by higher interest expense, higher operations and maintenance expense, higher property tax expense, and higher depreciation expense.

PSNH's earnings increased $11.6 million for the nine month period due primarily to an increase in transmission earnings driven primarily by a higher transmission rate base, higher revenues as a result of the base distribution rate increase effective August 1, 2024, and lower operations and maintenance expense. The earnings increase was partially offset by the absence of a prior year benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, higher interest expense, a higher effective tax rate, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $390.2 million for the nine months ended September 30, 2024, as compared to $320.0 million in the same period of 2023. The increase in operating cash flows was due primarily to an $80.6 million increase in income tax refunds received in 2024 compared to 2023, a $42.0 million decrease in cash payments to vendors for storm costs, an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms partially offset by the unfavorable impact in the timing of collections for energy supply costs, and a decrease in cost of removal expenditures. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, the timing of cash collections on our accounts receivable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Liabilities, Net on the statements of cash flows.

NSTAR Electric had cash flows provided by operating activities of $572.2 million for the nine months ended September 30, 2024, as compared to $529.0 million in the same period of 2023. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for net metering costs, solar costs and other regulatory tracking mechanisms, a decrease in cost of removal expenditures, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $75.5 million decrease in operating cash flows due to income tax payments made in 2024 compared to income tax refunds received in 2023, a $24.0 million increase in cash payments to vendors for storm costs, and the timing of cash payments made on our accounts payable.

PSNH had cash flows provided by operating activities of $205.2 million for the nine months ended September 30, 2024, as compared to cash flows used in operating activities of $12.9 million in the same period of 2023.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for stranded costs, net metering and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, a $27.4 million decrease in cash payments to vendors for storm costs, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable and a $32.3 million decrease in income tax refunds received in 2024 compared to 2023.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of September 30, 2024, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2024, our regulated companies held collateral (letters of credit or cash) of $5.5 million from counterparties related to our standard service contracts.  As of September 30, 2024, Eversource had $21.1 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2024 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2024	—	$—	—	—
August 1 - August 31, 2024	—	—	—	—
September 1 - September 30, 2024	2,680	67.96	—	—
Total	2,680	$67.96	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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
Supplemental Indenture (2024 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee, dated as of August 1, 2024 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 13, 2024, File No. 000-00404)

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
4
Second Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

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
4
Third Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and among Eversource Energy, Aquarion Water Company of Connecticut, NSTAR Gas Company, The Connecticut Light and Power Company, Public Service Company of New Hampshire, Yankee Gas Services Company and Eversource Gas Company of Massachusetts and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 6, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2024	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer