Form 10-K
period 2024-12-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2025-02-14
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2024) was $20,096,384,968 based on a closing market price of $56.71 per share for the 354,371,098 common shares outstanding held by non-affiliates on June 30, 2024.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2025
Eversource Energy Common Shares, $5.00 par value	366,785,030	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares, and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire, respectively.

The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, and each is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10‑K.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire each separately file this combined Form 10-K.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2023 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2025, are incorporated by reference into Parts II and III of this Report.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2023 Form 10-K	The Eversource Energy and Subsidiaries 2023 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSEP	Gas System Enhancement Program
i

GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

2024 FORM 10-K ANNUAL REPORT

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "pending," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    the ability to qualify for investment tax credits and investment tax credit adders,
•    variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for these projects,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations, Presidential executive orders or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
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

•Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•Aquarion Company (Aquarion), a utility holding company that owns five separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire. Eversource is currently in the process of selling its Aquarion water distribution business. For further information, see "Business Development and Capital Expenditures – Pending Sale of Aquarion" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Eversource’s previous offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. In the third quarter of 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s current offshore wind business is now comprised only of a noncontrolling tax equity investment in South Fork Wind. For more information, see "Business Development and Capital Expenditures – Offshore Wind Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2024, CL&P furnished retail franchise electric service to approximately 1.30 million customers in 157 cities and towns in Connecticut. CL&P does not own any electric generation facilities.

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

CL&P's retail rates include an energy supply component and a delivery service component, which includes distribution, transmission, conservation, renewable energy programs and other public benefit charges that are assessed on all customers. The rates established by PURA for CL&P, which are grouped by the customer bill components, are comprised of the following:

Supply: Cost of electricity from suppliers based on competitive procurements.

•An electric generation service charge, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to competitive energy suppliers.  The generation service charge is adjusted periodically and reconciled annually in accordance with the policies and procedures of PURA, with any differences refunded to, or recovered from, customers.

Local Delivery: Cost to build, maintain, repair and operate the distribution grid, including the poles, lines, and meters that deliver power from the substation. It also includes the cost of resiliency and reliability improvements.

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

•An Electric System Improvements (ESI) charge, which collects the costs of building and expanding the infrastructure to deliver electricity to customers above the level recovered through the distribution charge. The ESI also recovers costs associated with CL&P’s system resiliency program. The ESI is adjusted periodically and reconciled annually in accordance with the policies and procedures of PURA, with any differences refunded to, or recovered from, customers. In 2023, the state of Connecticut enacted a law that prohibits CL&P’s ESI capital tracking mechanism from being reauthorized in the next general distribution proceeding. The ESI will therefore remain in place until base distribution rates are adjusted in CL&P’s next general distribution rate proceeding.

•A Competitive Transition Assessment (CTA) charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by PURA, with any difference refunded to, or recovered from, customers.

Public Benefits: Cost to support energy programs mandated by the state and federal government for financial assistance and energy efficiency programs, purchasing renewable and carbon-free electricity, and funding solar and electric vehicle incentives.

•A Federally Mandated Congestion Charge (FMCC), which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, any costs approved by PURA to reduce these charges, as well as other costs approved by PURA.  These costs include costs associated with ISO-NE, costs to avoid congestion on the transmission system, purchase contracts with zero-carbon energy generators (including the Millstone and Seabrook nuclear contracts) and with renewable energy generators, costs for capacity and gas peaker plants, renewable energy credits, and other initiatives required by state law. The non-bypassable component of the FMCC is adjusted periodically and reconciled annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers. CL&P is required by regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered into in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the FMCC rate with no company profit.

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

Transmission: Cost to maintain high voltage towers and lines, including building, maintaining and operating the regional transmission system that brings electricity from power generators to the local distribution system.

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

Distribution Rate Case and Settlement Agreement: CL&P's distribution rates were established in an April 2018 PURA-approved rate case settlement agreement with rates effective May 1, 2018, and incremental step adjustments effective May 1, 2019 and May 1, 2020. In accordance with a 2021 settlement agreement, CL&P agreed that its current base distribution rates would be frozen, subject to certain customer credits, until no earlier than January 1, 2024. The rate freeze applied only to base distribution rates (including storm costs) and not to other rate mechanisms such as the retail rate components, rate reconciling mechanisms, formula rates and any other adjustment mechanisms. The rate freeze also did not apply to any cost recovery mechanism outside of the base distribution rates with regard to grid-modernization initiatives or any other proceedings that were either pending or that could be initiated during the rate freeze period, that could have placed additional obligations on CL&P. The approval of the settlement agreement satisfied the Connecticut statute of rate review requirements that requires electric utilities to file a distribution rate case within four years of the last rate case.

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

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2024, CL&P supplied approximately 45 percent of its customer load at SS or LRS rates while the other 55 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 21 percent being on competitive supply, while 79 percent remain with SS or LRS. Because customer migration is limited to energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

As approved by PURA, CL&P periodically enters into full requirements supply contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements supply contracts for LRS loads every three months. If CL&P does not obtain full requirements supply contracts for 100 percent of the customer load for any period, it is authorized by PURA to meet the remaining load obligations directly through the ISO-NE wholesale markets. Currently, CL&P has full requirements supply contracts in place for 100 percent of its SS load for the first half of 2025. For the second half of 2025, CL&P has 50 percent of its SS load under full requirements supply contracts and intends to purchase an additional 50 percent of full requirements. None of the SS load for 2026 has been procured. CL&P obtained a full requirements supply contract for its LRS load through March 2025 and intends to purchase 100 percent of full requirements for LRS for the remainder of 2025. CL&P is prepared to self-manage the LRS load if unable to obtain full requirements supply contracts for LRS.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2024, NSTAR Electric furnished retail franchise electric service to approximately 1.58 million customers in 159 cities and towns in eastern and western Massachusetts, including Boston, Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area.

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

NSTAR Electric's retail rates include a supply component and a delivery component, which include distribution, transmission, renewable energy programs and other public policy charges that are assessed on all customers. The rates established by the DPU for NSTAR Electric, which are grouped by the customer bill components, are comprised of the following:

Supply: Cost of electricity from suppliers based on competitive procurements.

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

Delivery: Cost of grid maintenance and other critical customer services and also includes government-mandated charges.

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

•Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, credits issued to net metering facilities installed by customers, payments to solar facilities qualified under the state solar renewable energy target program, attorney general consultant expenses, long-term renewable contracts, company-owned solar facilities, vegetation management costs, storm restoration, credits related to the Tax Cuts and Jobs Act of 2017, grid modernization costs, advanced metering infrastructure costs, electric vehicle make-ready infrastructure costs, and provisional system planning charges. These charges are reconciled annually to actual costs incurred, and reviewed by the DPU, with any difference refunded to, or recovered from, customers.

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

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2024 performance as the company achieved results at or above target for all of its SQ metrics in 2024.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy supply requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. As approved by the DPU, NSTAR Electric enters into supply contracts for basic service for approximately 26 percent of its residential and 14 percent of its small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for three percent of its large C&I customers every three months.

During 2024, NSTAR Electric supplied approximately 14 percent of its overall customer load at basic service rates. The remaining 86 percent of its overall customer load was served either by municipal aggregation or competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or its operating income.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2024, PSNH furnished retail franchise electric service to approximately 544,000 retail customers in 206 cities and towns in New Hampshire. PSNH does not own any electric generation facilities.

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

PSNH's retail rates include a supply component and a delivery component, which include distribution, transmission, renewable energy programs and other public policy charges that are assessed on all customers. The rates established by the NHPUC for PSNH, which are grouped by the customer bill components, are comprised of the following:

Supply: Cost of electricity from suppliers based on competitive procurements.

•A default energy service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to competitive energy suppliers. The default energy service charge changes semi-annually, and is reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

Delivery: Cost of building, maintaining and operating distribution and transmission systems, as well as state and federally mandated charges that fund financial assistance, energy efficiency and renewable energy programs.

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

•A Transmission Charge Adjustment Mechanism (TCAM) that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The transmission charge is reconciled annually to actual costs incurred, and reviewed by the NHPUC, with any difference refunded to, or recovered from, customers.

•A Stranded Cost Recovery Charge (SCRC), which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations, recovery of costs of the net metering credit program, a credit for revenues generated by the RGGI program, other long-term investments and obligations, and the remaining costs associated with the 2018 sales of its generation facilities. The SCRC rate changes annually with the option to change semi-annually, and is reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

•A Systems Benefits Charge (SBC), which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines. The SBC also has a component for the company to collect lost base revenue (LBR) from the implementation of energy efficiency measures. LBR will remain a component of the SBC charge unless and until PSNH has a decoupling or other revenue adjustment mechanism approved by the NHPUC. The SBC rate changes annually and is reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

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

Distribution Rate Case and Settlement Agreement: PSNH's distribution rates were established in a 2020 NHPUC-approved rate case settlement agreement with rates effective January 1, 2021. PSNH was permitted three step increases, effective January 1, 2021, August 1, 2021, and November 1, 2022 to reflect plant additions in calendar years 2019, 2020 and 2021, respectively.

On June 11, 2024, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase effective August 1, 2024, which was approved by the NHPUC on July 31, 2024. Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates, proposed to take effect August 1, 2025. A decision by the NHPUC on permanent rates is expected by August 1, 2025. For further information, see "Regulatory Developments and Rate Matters - New Hampshire" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and as approved by the NHPUC, purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 58 percent of its residential and small C&I customers and for 15 percent of its large C&I customers. As required by the NHPUC, PSNH purchased 12.5 percent of its residential and small C&I customer load through direct wholesale market participation for the second half of 2024.

During 2024, PSNH supplied approximately 58 percent of its customer load at default energy service rates while the other 42 percent of its customer load had migrated to competitive energy suppliers. Because customer migration is limited to energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

Wholesale Transmission Rates and Transmission Proceedings

CL&P, NSTAR Electric and PSNH wholesale transmission rates are calculated in accordance with a FERC-approved formula ratemaking framework and each utility is required to file an annual update on or before July 31st with resulting rates effective January 1st the following year. The formula rate framework provides for an annual reconciliation of the prior calendar year actual costs incurred related to our transmission facilities, including an allowed ROE, plus forecasted information through the next rate period. The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refund to, transmission wholesale customers. The annual update process also includes formula rate protocols that provide disclosure of cost inputs, an opportunity for informal discovery procedures and a challenge process, which provides transparency to stakeholders. The transmission rates are collected from New England wholesale customers, including distribution customers of CL&P, NSTAR Electric and PSNH.

From time to time, various matters are pending before FERC relating to transmission rates, incentives, interconnections and transmission planning. Depending on the outcome, any of these matters could materially impact our results of operations and financial condition. At this time, Eversource cannot predict the ultimate outcome of the matters currently pending before FERC, and the resulting impact on its transmission incentives or planning.

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, investments in net utility plant generally enter rate base after they are placed in commercial operation. At the end of 2024, our estimated transmission rate base was approximately $10.8 billion, including approximately $4.4 billion at CL&P, $4.4 billion at NSTAR Electric, and $2.0 billion at PSNH.

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

During 2019 and 2020, FERC also issued multiple decisions in two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted new methodologies for determining base ROEs. On August 9, 2022, the Court issued a decision vacating these MISO FERC decisions and remanded to FERC to reopen the proceedings. On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing.

On November 13, 2024, the NETOs filed a supplemental brief in their four pending ROE proceedings to explain to FERC that it cannot apply the reasoning and methodologies of the MISO ROE case to the NETOs’ cases due to the entirely different set of facts in the MISO and NETOs ROE proceedings. Doing so would violate the substance of the Court’s April 14, 2017 order and would violate the legal standard required by the Federal Power Act.

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate any potential range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the financial condition, results of operations, and cash flows. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 315,000 customers in 59 communities in central and eastern Massachusetts. EGMA distributes natural gas to approximately 332,000 customers in 66 communities throughout Massachusetts. Yankee Gas distributes natural gas to approximately 254,000 customers in 85 cities and towns in Connecticut. Our natural gas businesses provide firm natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers who rely on natural gas for space heating, hot water, cooking and commercial and industrial applications. Total throughput (sales and transportation) in 2024 was approximately 69.0 Bcf for NSTAR Gas, 54.8 Bcf for EGMA, and 59.5 Bcf for Yankee Gas.

NSTAR Gas, EGMA and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  All NSTAR Gas and EGMA retail customers have the ability to choose to purchase gas from third party marketers under the Massachusetts Retail Choice program. In the past year in Massachusetts, Retail Choice represented only approximately one percent of the total residential load, while Retail Choice represented approximately 40 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. For customers who purchase natural gas from NSTAR Gas, EGMA and Yankee Gas, the purchased natural gas commodity cost is passed through to those customers without mark-up. NSTAR Gas, EGMA and Yankee Gas do not earn a profit on the cost of purchased gas.

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

A portion of the storage of natural gas supply for NSTAR Gas and EGMA during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource. NSTAR Gas has access to facilities consisting of an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas and facilities that include additional storage capacity of 0.5 Bcf. Total vaporization capacity of these facilities is 0.21 Bcf per day. EGMA has access to approximately 1.7 Bcf of LNG and 0.1 Bcf of LPG storage, with a total vaporization capacity of 0.15 Bcf per day. Yankee Gas owns a 1.2 Bcf LNG facility, which also has the ability to liquefy and vaporize up to 0.1 Bcf per day. This facility is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas, typically during periods of low demand.

Rates

NSTAR Gas and EGMA are subject to regulation by the DPU and Yankee Gas is subject to regulation by the PURA, both of which, among other things, have jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.

Retail natural gas supply and delivery rates are established by the DPU and the PURA and are comprised of:

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

Distribution Rate Cases and Settlement Agreements:
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

EGMA: EGMA’s distribution rates were established in a DPU-approved October 7, 2020 rate settlement agreement, with rate increases on November 1, 2021 and November 1, 2022, and two rate base resets during an eight-year rate plan. The first rate base reset occurred on November 1, 2024 and the second will occur November 1, 2027. Notwithstanding the two distribution rate increases, the two rate base reset provisions, and potential adjustments for qualifying exogenous events, EGMA agreed not to file for an increase or redesign of distribution base rates effective prior to November 1, 2028. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Yankee Gas: Yankee Gas distribution rates were established in a December 2018 PURA-approved rate case settlement agreement, with rates effective November 15, 2018. PURA also approved step adjustments effective January 1, 2020 and January 1, 2021. On November 12, 2024, Yankee Gas filed an application to amend its base distribution rates for effect on November 1, 2025. A final decision by PURA is expected in October 2025. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Service Quality Metrics: NSTAR Gas and EGMA are subject to SQ metrics that measure safety, reliability and customer service and each could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas and EGMA will not be required to pay any SQ charges relating to their 2024 performance.

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

Sources and Availability of Natural Gas Supply

NSTAR Gas and EGMA maintain flexible resource portfolios consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services. NSTAR Gas and EGMA purchase transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport natural gas from major natural gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale (as well as Ontario, Canada specific to EGMA), which supply to the final delivery points in the NSTAR Gas and EGMA service areas. NSTAR Gas purchases all of its natural gas supply under a firm, competitively bid annual portfolio management contract. EGMA purchases the majority of its natural gas supply under a number of firm, competitively bid annual portfolio management contracts, and manages a portion of its own portfolio. In addition to the firm transportation and natural gas storage supplies discussed above, NSTAR Gas and EGMA utilize on-system LNG facilities (and also LPG facilities for EGMA) to meet winter peaking demands. These LNG facilities are located within NSTAR Gas' and EGMA’s distribution systems and are used to liquefy pipeline natural gas and/or receive liquefied natural gas or liquefied petroleum gas to be stored during the warmer months for vaporization and use during the heating season. During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in Maryland and Pennsylvania. Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand. NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf, and 3.5 Bcf LNG storage is provided by Hopkinton LNG Corp. in facilities located in two different locations in Massachusetts. EGMA has firm underground storage contracts and total storage capacity entitlements of approximately 8.8 Bcf, and 1.8 Bcf LNG and LPG storage is provided by Hopkinton LNG Corp. in facilities located at seven different locations in Massachusetts.

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

WATER DISTRIBUTION SEGMENT

Aquarion Company (Aquarion) operates five separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT, and The Torrington Water Company), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA), and New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH, and Abenaki Water Company). These regulated companies provide water services to approximately 248,000 residential, commercial, industrial, municipal and fire protection and other customers, in 73 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2024, approximately 91 percent of Aquarion’s customers were based in Connecticut.

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

Distribution Rate Cases: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules. On March 15, 2023, PURA issued a final decision that rejected AWC-CT’s application with PURA, which was subsequently appealed by AWC-CT. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal and on March 28, 2024, AWC-CT filed an appeal of the Connecticut Superior Court decision. On July 31, 2024, PURA issued a final decision and increased AWC-CT’s approved revenue requirement by $0.1 million above the amount authorized in the March 15, 2023 decision, which was also subsequently appealed by AWC-CT. Both appeals are pending. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Aquarion’s Massachusetts base distribution rates were established in a 2018 DPU-approved rate case. Aquarion's New Hampshire base distribution rates were established in a July 2022 NHPUC-approved rate case settlement agreement, with a single step adjustment approved on January 19, 2023. Rates were effective March 1, 2023.

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

CAPITAL EXPENDITURES

For information on capital expenditures and projects during 2024, as well as projected capital expenditures by business, see "Business Development and Capital Expenditures" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2024, the total RPS obligation was 37.0 percent and will ultimately reach 48.0 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its generation service charge rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2024, the RPS and Clean Energy Standard (CES) requirements were 62.3 percent, and will ultimately reach 63.1 percent in 2025. Massachusetts electric suppliers were also required to meet Alternative Energy Portfolio Standards (APS) of 6.0 percent and Clean Peak Energy Standards (CPS) of 4.0 percent in 2024. Those requirements will reach 6.25 and 5.5 percent in 2025, respectively. NSTAR Electric is permitted to recover any costs incurred in complying with these requirements from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2024, the total RPS obligation was 24.3 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Environmental Regulation and Matters

We are subject to various federal, state and local environmental legislation and regulation with respect to water quality, air quality, natural/working lands (wetlands, water resource areas that include land that borders a body of water, plant/animal habitat), hazardous materials and other environmental matters. Our environmental policy includes formal procedures and a task-scheduling system in place to help ensure environmental compliance. The Governance, Environmental and Social Responsibility Committee of Eversource’s Board of Trustees also provides oversight of climate issues, environmental matters and compliance. We also identify and address potential environmental risks through our Enterprise Risk Management (ERM) program in addition to rigorous audits of our facilities, vendors, and processes.

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

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or natural resource damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at contaminated sites. As of December 31, 2024, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $128.0 million, representing 65 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $115.9 million of the total $128.0 million as of December 31, 2024. MGP costs are recoverable through rates charged to our customers.

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

Global Climate Change and Greenhouse Gas Emission Issues

Eversource assesses the regulatory, physical and transitional impacts related to climate change to develop mitigation strategies including evaluating the impacts of more severe and frequent weather events, financial risks, changing customer behaviors, and opportunities to reduce emissions in our operations and for the region through clean energy and emerging technologies investments.

Regulatory Impacts of Climate Change: Global climate change has received focus from the federal and state governments. Some of the states in which we operate have aggressive climate goals and implementation plans. In Connecticut, legislation includes a target to achieve zero-carbon electricity by 2040. In response to the 2021 Massachusetts climate legislation calling for increased electrification of the transportation and building sectors, in 2023, Eversource developed an Electric Sector Modernization Plan (ESMP) detailing steps the Company will take over the next five and ten years to help ensure reliability and resiliency while supporting a clean energy future. Approved by the DPU in 2024, the ESMP includes incremental spending for interconnections of clean energy and resiliency initiatives and corresponding cost recovery will be established in 2025. Similarly, the Massachusetts “Future of Gas” docket (DPU 20-80) specified measures for natural gas local distribution companies to support the state’s net zero by 2050 climate goal. These state regulations and related policies may introduce risks and opportunities to our businesses if demands for energy change. The prior administration had communicated a strong focus on addressing climate change by setting a U.S. target of reducing greenhouse gas (GHG) emissions by 50 percent by 2030, compared to 2005 levels, and achieving net-zero emissions by 2050 economy-wide. The plan called for aggressive measures focused on clean transportation, clean energy and climate investments targeted at environmental justice communities. In support of this plan, federal funding and incentive programs for clean transportation and energy have offered opportunities for Eversource to invest in projects that have the ability to reduce emissions in the region while benefiting our communities and shareholders. Under the new administration there is uncertainty about the future of this funding and other clean energy policies, and the potential impact it may have on future projects. In addition, the states we operate in may respond to the federal policy shift with enhancements to existing clean energy programs, creating additional opportunities.

Eversource continually evaluates the evolving regulatory landscape concerning climate change, which could potentially lead to additional requirements, rules and regulations that could impact how we operate our businesses. Potential future environmental statutes, regulations, policies and reporting metrics for rate cases that address climate change could impose significant additional costs and there can be no assurance that regulators will approve the recovery of those costs.

Physical and Transitional Impacts of Climate Change: Eversource assesses the physical impacts of climate change that are presented in the form of weather or natural events or due to longer-term shifts in climate patterns, as well as transitional impacts related to a shift to a lower-carbon economy and changes to address mitigation and adaptation requirements. To address physical and transitional impacts related to climate change, maintain resiliency across our system, and enable potential opportunities for our business, we are pursuing the following actions:

•Improving our system resiliency in response to climate change through vegetation management, pole and wire strengthening, flood proofing, and other system hardening measures;
•Conducting climate modeling to assess vulnerable regions and infrastructure in order to prioritize hazard mitigation projects;
•Implementing a grid modernization plan that will enhance our electric distribution infrastructure to improve resiliency and reliability and increase opportunities to facilitate integration of distributed energy resources, electric vehicle infrastructure, and electrification of building heat;
•Focusing on improving the efficiency of our electric and natural gas distribution systems, preparing for increased opportunities that clean energy advancements create, and providing customers with ways to optimize their energy efficiency;
•Pursuing new technologies and incentives for decarbonization of energy in the sectors that both we and our customers operate in;
•Evaluating opportunities for our natural gas system and exploring alternative, less carbon-intensive technologies like networked geothermal for heating and cooling; and
•Investigating emerging technologies such as energy storage and automation programs that improve reliability.

Physical risks from climate change may be acute due to increased severity of extreme weather events or chronic due to changes in precipitation patterns and extreme variability in weather patterns, rising mean temperatures and/or rising sea levels and shifting weather conditions, such as changes in precipitation, extreme heat, more frequent and severe storms, droughts, wildfires and floods. These risks may result in customers’ energy and water usage increasing or decreasing depending on the duration and magnitude of the changes, degradation of water quality and our ability to reliably deliver our services to customers. Severe weather may cause outages, potential disruption of operations and property damage to our assets.

Our actions to improve system reliability and resiliency allow our business to operate under changing conditions and meet customer expectations. System improvements are designed to withstand severe weather impacts and include installing new and stronger infrastructure like poles, wires and related system equipment, as well as enhanced year-round tree trimming. We are reinforcing existing critical facilities to withstand storm surges and future substations are being “flood hardened” to better protect our system against storm surges associated with the increasing risk of severe weather in the states that support this work. We created our comprehensive emergency preparedness and response plans in partnership with state and community leaders so that when a storm occurs, we can provide customers and municipalities with timely and accurate information, while safely and promptly restoring power. Additionally, we collaborate with other utility providers and industry partners across the country to better understand storm hazards and develop solutions to improve our system reliability.

Eversource set a GHG reduction goal in 2019 to reduce Scope 1 and 2 emissions from our operations and reach carbon neutrality by 2030. This goal addresses emissions from our operations primarily in the form of line loss (emissions associated with the energy lost when power is transmitted and distributed across the electric system), methane leaks from our natural gas distribution system, fuel consumption from our facilities and vehicle fleet, and sulfur hexafluoride (SF6) leaks from electric equipment. Initiatives to reduce GHG emissions have resulted in a 30% reduction in emission from 2018 to 2023 from initiatives including improved energy efficiency at our buildings, utilizing alternative fuels and introducing more hybrid and electric vehicles into the company fleet, reducing fugitive emissions of methane by replacing leak-prone natural gas pipes, improving maintenance of SF6 gas-insulated electrical equipment, and piloting innovative SF6-free technologies thereby reducing SF6 emissions and supporting the overall interconnection of clean energy to the region thereby helping reduce the carbon intensity of line losses across the electric grid. Progress towards this target is reported at least annually through a third-party-verified GHG emission inventory. We are also looking to introduce an expanded target that will place a greater emphasis on the indirect Scope 3 emissions from our customers’ energy use. An expanded target that aligns with the climate policies and regulations of the states where we operate will be introduced in early 2025.

Our business is also exposed to climate-related transitional impacts, such as policy, legal and reputational impacts and technology and market changes as we enable broad decarbonization of the electrical and building sectors in support of regional policies and targets. We actively support local, state and federal emission reduction goals to address climate change and pursue climate-related opportunities that enable continued business success while serving the needs of our customers. Our investments help reduce regional emissions while improving shareholder value. Meanwhile, our energy efficiency solutions and electric vehicle infrastructure investments allow our customers to make choices that minimize climate-related impacts.

Additionally, as our business transitions to support a more energy diverse economy, human capital needs will also change with the potential to impact our workforce. As new technologies are implemented, we will need to recruit, develop and possibly retrain employees to meet the need for new skill sets.

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

HUMAN CAPITAL

Eversource is committed to delivering reliable energy and superior customer service; expanding energy options for our region; environmental stewardship; a safe and fairly compensated workforce; and community service and leadership. Our employees are critical to achieving this mission and we recognize the importance of attracting, retaining, and developing the most qualified individuals and ensuring fairness and equal employment opportunity for all. Leaders at all levels strive to create a workplace where our employees are engaged, empowered, advocate for the customer, work collaboratively, raise ideas for improvement and focus on delivering superior customer experience. We build employee engagement through continuous communication, talent development, and fostering teamwork. We have established metrics and annual goals on our corporate scorecard, including safety performance, talent management and employee engagement, that drive accountability for progress across the business.

As of December 31, 2024, Eversource Energy employed a total of 10,680 employees, excluding temporary employees, of which 1,599 were employed by CL&P, 2,185 were employed by NSTAR Electric, and 848 were employed by PSNH. In addition, 4,286 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 48 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by various collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We provide safety training and perform field safety job observations of both internal and contractor crews with a focus on high-energy hazards. We use metrics such as Days Away Restricted Time (DART) and High Energy Field Observations, among others, to monitor safety performance. Our DART safety performance was 0.76 in 2024, measured by days away, restricted or transferred per 100 workers, using the DART-OSHA method of measurement.

Engagement. We believe an engaged workforce and culture of respect contribute to our success and sustainability by driving innovation and creating trusted relationships with our employees, customers, suppliers, and community partners. We support and continue to seek to identify many programs and agencies that address the specific challenges and particular issues facing each of the communities we serve. We are committed to merit-based hiring practices that emphasize recruiting the most qualified individuals, ensuring fairness and equal employment opportunity for all candidates, and we encourage our employees to embrace different perspectives and experiences in our workplace and within our communities.

Eversource’s executive leadership team promotes and supports a culture of engagement by building and leading high performing and dynamic teams, where employees’ voices and contributions can deliver superior customer service and an engaged workplace culture. Leaders are committed to growing a pipeline of exceptional talent, leveraging multiple perspectives to improve customer service, and engaging with the many communities we serve. Our Business Resource Groups provide our leaders with valuable feedback on the impact of our decisions on workforce engagement and job satisfaction.
Eversource's Board of Trustees also is committed to overseeing a high-performing and engaged workforce at Eversource. The Board receives regular monthly progress updates on human capital and employee engagement activities. The Corporate Governance, Environmental and Social Responsibility Committee of the Board of Trustees is responsible for the oversight of environmental, human capital management and social responsibility strategies, programs, and policies. The Board of Trustees seeks a diversity of experiences and professional perspectives when considering Trustee candidates.
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

Talent Development, Training Programs and Education Opportunities. Strategic workforce plans are developed every year as part of the annual business planning process to address immediate and long-range resource needs and to ensure that Eversource acquires, develops, and retains the most qualified individuals. We provide employees with education and experiences that broaden the reach of our brand through our Employee Value Proposition, the messaging that Eversource provides to staff, investors, customers and job candidates regarding our commitment to our values, rewards and recognition, and company culture of respect and engagement. Employee development programs are aligned to our strategic workforce plan to support succession within all levels of the organization. Continuous professional development is important to support our employees’ ongoing success. These professional development programs include leadership effectiveness programs designed to develop new and current supervisors; a talent management process to identify high potential and emerging talent and ensure their development; multiple early career development programs in Engineering, Transmission and Operations; educational and professional development opportunities for employees who are recent college graduates; tuition assistance program; paid internships and co-ops; and workforce development programs focused on building a talent pipeline for our technical craft roles.
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

Community & Social Impact. Eversource and our employees support many nonprofit organizations and programs that make a positive difference in the lives of our customers and the communities that we serve. The Eversource Foundation provides grants to charitable organizations that help to make broad, meaningful, and sustainable change for the communities we serve. Our employees also lend their time and talents to volunteer with charitable organizations that address local high-priority concerns and needs. Our goal at Eversource is to lend a hand to organizations that really make a difference in the communities where we live and work.

See our 2023 Sustainability Report and our 2023 Diversity, Equity and Inclusion Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report, our Diversity, Equity and Inclusion Report, or sections thereof, shall be deemed incorporated by reference into this Annual Report.

INTERNET INFORMATION

Our website address is www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's and PSNH's combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed. Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K.  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Eversource Energy, 247 Station Drive, Westwood, MA 02090.

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

We have instituted safeguards to protect our information technology systems and assets. We deploy substantial technologies to system and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse. Specifically, regarding vulnerabilities, we patch systems timely where patches are available to deploy, and have technologies that detect exploits of vulnerabilities and proactively block the exploit when it happens. We also interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages, potential ransom and defense costs related to breaches of networks or operational technology, but it may be insufficient in limits and coverage exclusions to cover all losses.

Any such cyberattacks could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations, and cash flows.

For further information, see Item 1C, Cybersecurity included in this Annual Report on Form 10-K.

The unauthorized access to, and the misappropriation of, confidential and proprietary Company, customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we, and our third-party suppliers, rely on information technology to maintain sensitive Company, customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential Company, customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We employ system controls to prevent the dissemination of certain confidential information and periodically train employees on phishing risks. We maintain cyber insurance to cover damages, costs related to a system disruption, potential ransom and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to address a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

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

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric, natural gas and water companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective state regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings or challenges to certain provisions in our distribution tariffs could have a significant effect on our ability to recover costs timely or at all or earn an adequate return. Adverse decisions in our proceedings could adversely affect our credit ratings, financial position, results of operations, and cash flows.

The federal, state and local political and economic environment currently has, and may in the future have, an adverse effect on regulatory decisions with negative consequences for us. These regulatory decisions currently, and may in the future, require us to cancel, reduce, or delay planned development activities or other planned capital expenditures or investments or otherwise incur costs that we may not be able to recover through rates. There can be no assurance that regulators will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, and storm restoration. The inability to recover a significant amount of operating costs in a timely manner or at all could have an adverse effect on our credit ratings, financial position, results of operations, and cash flows. Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies. In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. These actions would have an adverse effect on our credit ratings, financial position, results of operations, and cash flows.

We continue to experience challenges related to the regulatory environment in Connecticut with respect to our electric distribution, natural gas, and water businesses. S&P recently downgraded the credit ratings of Eversource and its regulated utilities as a result of the challenging regulatory environment in Connecticut.

The FERC has jurisdiction over our transmission costs recovery and our allowed ROEs. If FERC changes its methodology on developing ROEs, there could be a negative impact on our results of operations and cash flows. Additionally, certain outside parties have filed four complaints against transmission-owning electric companies within ISO-NE alleging that our allowed ROEs are unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations, and cash flows.

The FERC also has jurisdiction over our transmission rate incentives such as the regional transmission organization (RTO) participation ROE incentive adder, CWIP in rate base incentive and the abandoned plant incentive. If the FERC changes its policies regarding these incentives, there could be a negative impact on our financial position, results of operations, and cash flows. Additionally, the FERC issued a Supplemental Notice of Proposed Rulemaking (NOPR) on Transmission Incentives that proposes to eliminate the existing RTO ROE incentive adder for utilities that have been participating in an RTO for more than three years. A FERC decision approving this proposal could adversely affect our financial position, results of operations, and cash flows.

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

Changes in tax laws, as well as the potential tax effects of business decisions could negatively impact our business, financial position, results of operations, and cash flows.

We are exposed to significant reputational risks, which make us vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the safety and reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events, including those related to climate change.

Adverse publicity of this nature could harm our reputation and the reputation of our subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view us in a favorable light; and may cause us to be subject to less favorable legislative and regulatory outcomes, legal claims or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. Further, we rely upon purchased power and purchased natural gas supply from third parties to meet customers’ energy requirements. Due to a variety of factors, including the inflationary economic environment, geo-political conflicts, increased customer energy demand, the cost of energy supply, and public benefit charges assessed by our regulators, customer bills in New England remain high. We also may be required to implement rolling blackouts by ISO-NE, the region’s independent grid operator if enough capacity is not available in the area to meet peak demand needs. Significant cost increases, as well as any failure to meet customer energy requirements, could negatively impact the satisfaction of our customers and our customers’ ability to pay their utility bills, which could have an adverse impact on our business, reputation, financial position, results of operations, and cash flows.

Addressing any adverse publicity, regulatory scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of our business, on the morale and performance of our employees and on our relationships with respective regulators, customers and counterparties. We are unable to predict future legislative or regulatory changes, initiatives or interpretations or other legal proceedings, and there can be no assurance that we will be able to respond adequately to such actions. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our financial position, results of operations, and cash flows.

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries’ operations are subject to extensive and increasing federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality (including treatment of PFAS (Per- and Polyfluoroalkyl Substances) and lead), water discharges, the management of hazardous material and solid waste, and air emissions including greenhouse gases. Compliance with these requirements requires us to incur significant costs relating to environmental permitting, monitoring, maintenance and upgrading of facilities, remediation, and reporting. For our water business, compliance with water quality regulations, including those for PFAS and lead, could require the construction of facilities and replacement of customer lead service lines, respectively.

The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future. Although we have recorded liabilities for known environmental obligations, these costs can be difficult to estimate due to uncertainties about the extent of contamination, remediation alternatives, the remediation levels required by state and federal agencies, and the financial ability of other potentially responsible parties. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations, and cash flows.

In each of the states that we operate, there are requirements for purchases of renewable energy credits from the generation of renewable energy. As the requirement for credits increase and outpace the renewable energy coming online, we may be required to pay higher prices and make alternative compliance payments to the states. Unless renewable energy availability is increased to meet these credit requirements, we will face the risk of increasing costs.

For further information, see Item 1, Business – Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

Offshore Wind Contingent Liability and Tax Risk:

Variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects no longer owned by Eversource and the inability to monetize investment tax credits and investment tax credit adders could have an adverse impact on our financial position, results of operations, and cash flows.

We completed the sales of our offshore wind investments in 2024. Following the sale of our 50 percent ownership share in the South Fork Wind and Revolution Wind projects, we have continuing financial exposure as it relates to the purchase price post-closing adjustment payments under the terms of the sale agreement with Global Infrastructure Partners (GIP) for these projects. Our future obligations under the sale terms primarily include a capital expenditure overrun sharing obligation, an obligation to maintain GIP’s internal rate of return through the construction period for each project, and obligation for other future costs. Post-closing purchase price adjustment payments will be made following the commercial operation of Revolution Wind. Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in construction, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits (ITCs) at a lower value than assumed and included in the purchase price. New information that becomes available or future developments that arise as construction progresses and as cost estimates are reviewed and revised could result in increased costs of the project that would ultimately be owed to GIP. Adverse changes in facts and circumstances could increase the obligation under the sale agreement above the amount accrued and result in additional losses, which could have a material adverse effect on our financial position, results of operations, and cash flows.

The purchase price included the sales value related to a 40 percent level of federal ITCs, 10 percent of which is the energy community ITC adder included in the Inflation Reduction Act related to Revolution Wind. If the project does not meet the qualifications under federal tax law for the full value of the ITC or there are changes to tax law, it could have a material adverse effect on our financial position, results of operations, and cash flows.

Additionally, we hold a tax equity investment in South Fork Wind that is expected to result in cash flow benefits from ITCs at a 30 percent level. The tax deductibility of the ITCs could be challenged. If the project does not meet the qualifications under federal tax law, we may be unable to monetize the ITCs that support this investment, which could have a material adverse effect on our financial position, results of operations, and cash flows.

Risks Related to the Environment and Catastrophic Events:

The effects of climate change, including severe storms, could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Climate change creates physical and financial risks to our operations. Physical risks from climate change may include an increase in sea levels and changes in weather conditions, such as changes in precipitation, extreme heat and weather events, including the effects of significantly stronger wind-related events. Customers’ energy and water needs vary with weather conditions, primarily related to temperature and humidity. For residential customers, heating and cooling represent their largest energy use. For water customers, conservation measures imposed by the communities we serve could impact water usage. To the extent weather conditions are affected by climate change, customers’ energy and water usage could increase or decrease depending on the duration and magnitude of the changes.

Severe weather induced by climate change, such as extreme and frequent ice and snowstorms, tornadoes, micro-bursts, hurricanes, floods, droughts, wildfires, excess humidity and other natural or weather-related phenomenon, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to the increase in frequency and severity of storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers and could result in penalties or fines. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations, and cash flows. We maintain property insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. Additionally, these types of weather events risk interruption of the supply chain and could disrupt the delivery of goods and services required for our operations.

Transitional impacts related to climate change may have an adverse effect on our business and results of operations due to costs associated with new technologies, evolving customer expectations and changing workforce needs.

Initiatives to mitigate the impacts of climate change, support a transition to cleaner energy, and reduce emissions, may have a material adverse financial impact to our business. These impacts include the costs associated with the development and implementation of new technologies to maintain system reliability and resiliency and lower emissions, including grid modernization and energy storage. An increase in such costs, unless promptly recovered, could have an adverse impact on our financial position, results of operations, and cash flows. There may also be financial and reputational risks if we fail to meet evolving customer expectations, including enabling the integration of residential renewables and providing low carbon solutions, such as electric vehicle infrastructure and energy efficiency services. Additionally, actions to mitigate climate change may result in a transition in our workforce that must adapt to meet the need for new job skills. Associated costs include training programs for existing employees and workforce development as we transition to new technologies and clean energy solutions.

Adequacy of water supplies and contamination of our water supplies, the failure of dams on reservoirs providing water to our customers, or requirements to repair, upgrade or dismantle any of these dams, may disrupt our ability to distribute water to our customers and result in substantial additional costs, which could adversely affect our financial position, results of operations, and cash flows.

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

Our water supplies, including water provided to our customers, are also subject to possible contamination from naturally occurring compounds and elements or non-organic substances, including PFAS. Our water systems include impounding dams and reservoirs and groundwater sources (e.g. wells and aquifers) of various sizes. Although we believe our water supply facilities, dams, reservoirs, and groundwater sources are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water supplies (reservoirs and groundwater), could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations, and cash flows. We maintain liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines not owned by Eversource. If there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations, and cash flows. We maintain property and liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. In addition, physical attacks against third-party providers could have a similar effect on the operation of our systems.

Business and Operational Risks:

Strategic development or investment opportunities in electric transmission, distributed generation, or clean-energy technologies may not be successful, which could have a material adverse effect on our business prospects.

We are pursuing investment opportunities in electric transmission facilities, distributed generation and other clean-energy infrastructure, including interconnection facilities. The development of these projects involve numerous significant risks including federal, state and local permitting and regulatory approval processes, scheduling or permitting delays, increased costs, tax strategies and changes to federal tax laws, new legislation impacting the industry, including clean energy programs, economic events or factors, environmental, community, and customer affordability concerns, design and siting issues, difficulties in obtaining required rights of way, and competition from incumbent utilities and other entities. Also, supply constraints in New England have led to significant increases in commodity costs which may impact our ability to accomplish our strategic objectives. Further, regional clean energy goals may not be achieved if local, state, and federal policy is not in alignment with integrated planning of our infrastructure investments.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations, and cash flows.

Our ability to safely and properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events resulting from equipment failures such as wildfires and explosions, or external events such as a solar event, an electromagnetic event, or other similar occurrences; increasingly severe weather conditions due to climate change beyond equipment and plant design capacity; human error; global supply chain disruptions; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, including permitting and siting, the risk of failures in the electric transmission system may increase. We also implement new information technology systems from time to time, which may disrupt operations. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operations and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations, and cash flows.

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

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. The global supply chain of goods and services generally has stabilized; however, certain specialized equipment has long lead times and inflated prices.

Additionally, rising geo-political tensions could negatively impact the global supply chain. If significant difficulties in the global supply chain cycle or inflationary impacts were to reemerge, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

The loss of key personnel, the inability to hire and retain qualified employees, or the failure to maintain a positive relationship with our workforce could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. Our workforce in our subsidiaries includes many workers with highly specialized skills safely maintaining and servicing the electric, natural gas and water infrastructure that cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees. Labor disputes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms, as well as the increased competition for talent or the intentional misconduct of employees or contractors, may also have an adverse effect on our business, financial position and results of operations.

Financial, Economic, and Market Risks:

Limits on our access to, or increases in, the cost of capital may adversely impact our ability to execute our business plan.

We use short-term debt and the long-term capital markets as a significant source of liquidity and funding for capital requirements not obtained from our operating cash flow. If access to these sources of liquidity becomes constrained, our ability to implement our business strategy could be adversely affected. In addition, interest rates may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly, which could adversely impact our financial position, results of operations, and cash flows. S&P recently downgraded the credit ratings of Eversource and its regulated utilities as a result of the challenging regulatory environment in Connecticut. Downgrades of our credit ratings or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.

Market performance or changes in assumptions may require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees. Our future pension obligations, costs and liabilities are highly dependent on a variety of factors, many of which are beyond our control. These factors include estimated investment returns, interest rates, discount rates, health care cost trends, benefit changes, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs could increase significantly. In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the amount of contributions required to fund our pension plan in the future. Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing, amounts, and number of future financings and negatively affect our financial position, results of operations, and cash flows.

Goodwill, investments in equity method investments, and long-lived assets if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2024 totaled $3.57 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations, and total capitalization.

We assess our investments (recorded as either long-lived assets or equity method investments) for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. To the extent the value of the investment becomes impaired, the impairment charge could have a material adverse effect on our financial position and results of operations.

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

The Company has a robust Enterprise Risk Management Program that has identified cyber security as a top enterprise risk. The managing and monitoring of risks are the responsibility of the Company’s Risk Committee, which meets quarterly and is chaired by the Chief Financial Officer. Members include key leaders of the Company, including the Chief Information Officer.

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

To assess, identify and manage material risks from cybersecurity threats and to prevent, detect, mitigate and remediate a cyber security incident, the following key processes and programs have been implemented and are performed by the Company’s Cyber Security Group, which is overseen by the Chief Information Security Officer:

•Implementation of security solutions and standards based on industry best practices to prevent unauthorized access. The Company’s cyber program has been modeled after the Department of Energy’s Cyber Capability Maturity Model and the National Institute of Standards and Technology framework; both widely accepted frameworks utilized by utilities and other critical infrastructure industries.
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
•Established an Artificial Intelligence Executive Working Committee to ensure a “Secure by Design” approach to implementations of artificial intelligence.
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

As of December 31, 2024, there were no cyber incidents that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations, or financial condition.

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2024, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	455	76
Transformer capacity (in kVa)	48,055,400	16,223,000
Overhead lines (in circuit miles)	40,595	3,998
Underground lines (in circuit miles)	19,001	459
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	157	21	174	30	124	25
Transformer capacity (in kVa)	21,984,000	3,184,000	21,477,400	8,688,000	4,594,000	4,351,000
Overhead lines (in circuit miles)	16,744	1,674	11,506	1,272	12,345	1,052
Underground lines (in circuit miles)	6,932	157	9,940	299	2,129	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	650,632	294,777	183,831	172,024
Aggregate capacity (in kVa)	39,547,666	16,931,978	15,165,820	7,449,868

Electric Generating Plants

As of December 31, 2024, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Capacity (kilowatts, dc)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2024, NSTAR Gas owned 21 active gate stations, 165 district regulator stations, and approximately 3,337 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2024, EGMA owned 15 active gate stations, 178 district regulator stations, and approximately 5,021 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns three propane peak shaving plants at three locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.1 Bcf. Combined, these seven plants have an aggregate storage capacity equivalent to 1.9 Bcf of natural gas that is provided to EGMA under contract.

As of December 31, 2024, Yankee Gas owned 28 active gate stations, 197 district regulator stations, and approximately 3,530 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Natural Gas Transmission System

As of December 31, 2024, NSTAR Gas owned 0.65 miles of intrastate transmission natural gas pipeline.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2024, Aquarion owned and operated sources of water supply with a combined yield of approximately 135 million gallons per day; 3,817 miles of transmission and distribution mains; 10 surface water treatment plants; 37 dams; and 119 wellfields.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth the executive officers of Eversource Energy as of February 14, 2025. All of Eversource Energy’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Joseph R. Nolan, Jr.	61	Chairman of the Board, President, Chief Executive Officer and a Trustee
John M. Moreira	63	Executive Vice President, Chief Financial Officer and Treasurer
Gregory B. Butler	67	Executive Vice President and General Counsel
Paul Chodak III	61	Executive Vice President and Chief Operating Officer
Penelope M. Conner	61	Executive Vice President-Customer Experience and Energy Strategy
James W. Hunt, III	53	Executive Vice President-Corporate Relations and Sustainability and Secretary
Susan Sgroi	60	Executive Vice President-Human Resources and Information Technology
Jay S. Buth	55	Vice President, Controller and Chief Accounting Officer

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

(b)    Holders

As of January 31, 2025, there were 27,747 registered common shareholders of our company on record.  As of the same date, there were a total of 366,785,030 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2019 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2019 through 2024, assuming all dividends are reinvested.

December 31,
	2019	2020	2021	2022	2023	2024
Eversource Energy	$100	$104	$113	$107	$82	$80
EEI Index	$100	$99	$116	$117	$107	$127
S&P 500	$100	$118	$152	$125	$158	$197

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2024	—	$—	—	—
November 1 - November 30, 2024	—	—	—	—
December 1 - December 31, 2024	3,065	57.39	—	—
Total	3,065	$57.39	—	—

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2024 compared to fiscal year 2023 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2022 items and of fiscal year 2023 compared to fiscal year 2022, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2023 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding losses on the sales and impairments of the offshore wind equity method investments, a loss on the pending sale of the Aquarion water distribution business, a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned, and certain transaction and transition costs. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the losses on the offshore wind equity method investments, the loss on the pending sale of the Aquarion water distribution business, the loss on the disposition of land associated with an abandoned project, and transaction and transition costs are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We earned $811.7 million, or $2.27 per share, in 2024, compared with a loss of $442.2 million, or $1.26 per share, in 2023. Our 2024 results include an aggregate, net after-tax loss on the sales of our offshore wind investments of $524.0 million, or $1.47 per share, and an after-tax loss resulting from the expected sale of Aquarion of $298.3 million, or $0.83 per share. Our 2023 results included after-tax impairment charges on our offshore wind investments of $1.95 billion, or $5.58 per share. Our 2023 results also included after-tax land abandonment and other charges of $6.9 million, or $0.02 per share. Excluding these charges, our non-GAAP earnings were $1.63 billion, or $4.57 per share, in 2024, compared with non-GAAP earnings of $1.52 billion, or $4.34 per share, in 2023.

•We project that we will earn within a 2025 earning guidance range of between $4.67 per share and $4.82 per share. We also project that our long-term EPS growth rate through 2029 will be in a 5 to 7 percent range, using 2024 non-GAAP EPS of $4.57 per share as the base year.

Liquidity:

•Cash flows provided by operating activities totaled $2.16 billion in 2024, compared with $1.65 billion in 2023.  Investments in property, plant and equipment totaled $4.48 billion in 2024, compared with $4.34 billion in 2023.

•Cash totaled $26.7 million as of December 31, 2024, compared with $53.9 million as of December 31, 2023.  Our available borrowing capacity under our commercial paper programs totaled $607.2 million as of December 31, 2024.

•In 2024, we issued $4.50 billion of new long-term debt and we repaid $1.95 billion of long-term debt.

•In 2024, we paid dividends totaling $2.86 per common share, compared with dividends of $2.70 per common share in 2023. Our quarterly common share dividend payment was $0.715 per share in 2024, as compared to $0.675 per share in 2023.  On January 29, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on March 31, 2025 to shareholders of record as of March 4, 2025.

•We project to make capital expenditures of $24.17 billion from 2025 through 2029, of which we expect $10.22 billion to be in our electric distribution segment, $6.00 billion to be in our natural gas distribution segment, and $6.81 billion to be in our electric transmission segment. We also project to invest $1.15 billion in information technology and facilities upgrades and enhancements.

Strategic Developments:

•On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to regulatory and other approvals and is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

•In the third quarter of 2024, Eversource completed the sale of its 50 percent ownership share in the Sunrise Wind project to Ørsted for adjusted proceeds of $152 million and completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million. Eversource recognized an aggregate net after-tax loss on the sales of its offshore wind investments of $524 million. Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the GIP sale terms, which include an expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs. Eversource does not have any ongoing financial obligations associated with Sunrise Wind.

Earnings Overview

Consolidated:  Below is a summary of our earnings/(loss) by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income/(Loss) Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2024		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$811.7	$2.27	$(442.2)	$(1.26)	$1,404.9	$4.05

Regulated Companies (Non-GAAP)	$1,691.9	$4.73	$1,509.3	$4.31	$1,460.4	$4.21
Eversource Parent and Other Companies (Non-GAAP)	(57.9)	(0.16)	8.4	0.03	(40.5)	(0.12)
Non-GAAP Earnings	$1,634.0	$4.57	$1,517.7	$4.34	$1,419.9	$4.09
Losses on Offshore Wind Investments (after-tax) (1)	(524.0)	(1.47)	(1,953.0)	(5.58)	—	—
Loss on Pending Sale of Aquarion (after-tax) (2)	(298.3)	(0.83)	—	—	—	—
Land Abandonment Loss and Other Charges (after-tax) (3)	—	—	(6.9)	(0.02)	—	—
Transaction and Transition Costs (after-tax) (4)	—	—	—	—	(15.0)	(0.04)
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$811.7	$2.27	$(442.2)	$(1.26)	$1,404.9	$4.05

(1)    In 2024, we recorded a loss on the sales of our offshore wind equity method investments. In 2023, we recorded impairment charges resulting from the expected sales of these offshore wind investments. For further information, see "Business Development and Capital Expenditures – Offshore Wind Business" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)    The 2024 loss includes an impairment charge of $297 million to write down the carrying value of the water business to fair value resulting from the expected sale of Aquarion, as well as transaction costs. For further information, see "Business Development and Capital Expenditures – Pending Sale of Aquarion" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)    The 2023 charges primarily include a loss on the disposition of abandoned land intended to be used for the cancelled Northern Pass Transmission project.

(4)    Transaction costs in 2022 primarily include costs associated with the transition of systems as a result of our purchase of the assets of Columbia Gas of Massachusetts (CMA) on October 9, 2020 and integrating the CMA assets onto Eversource’s systems.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2024		2023		2022
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,393.6	$3.90	$1,509.3	$4.31	$1,460.4	$4.21

Electric Distribution	$631.7	$1.77	$608.0	$1.74	$592.8	$1.71
Electric Transmission	724.6	2.03	643.4	1.84	596.6	1.72
Natural Gas Distribution	291.0	0.81	224.8	0.64	234.2	0.67
Water Distribution, excluding Loss on Pending Sale (Non-GAAP)	44.6	0.12	33.1	0.09	36.8	0.11
Net Income - Regulated Companies (Non-GAAP)	$1,691.9	$4.73	$1,509.3	$4.31	$1,460.4	$4.21
Loss on Pending Sale of Aquarion (after-tax)	(298.3)	(0.83)	—	—	—	—
Net Income - Regulated Companies (GAAP)	$1,393.6	$3.90	$1,509.3	$4.31	$1,460.4	$4.21

Our electric distribution segment earnings increased $23.7 million in 2024, as compared to 2023, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2024 and at PSNH effective August 1, 2024 and from CL&P's capital tracking mechanism due to increased electric system improvements, and an increase in interest income primarily on regulatory deferrals. Those earnings increases were partially offset by higher operations and maintenance expense primarily driven by higher employee benefit costs, higher interest expense, higher depreciation expense, the absence of a prior year benefit at PSNH related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, higher property tax expense, and a higher effective tax rate.

Our electric transmission segment earnings increased $81.2 million in 2024, as compared to 2023, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual rate reconciliation filing with FERC, partially offset by a higher effective tax rate.

Our natural gas distribution segment earnings increased $66.2 million in 2024, as compared to 2023, due primarily to higher revenues from base distribution rate increases effective November 1, 2024 at EGMA and effective November 1, 2024 and November 1, 2023 at NSTAR Gas and capital tracking mechanisms due to continued investments in natural gas infrastructure. Earnings also benefited from lower operations and maintenance expense, the absence of a prior year unfavorable regulatory adjustment resulting from NSTAR Gas’ GSEP reconciliation filing, and a lower effective tax rate. Those earnings increases were partially offset by higher depreciation expense, higher interest expense, and higher property tax expense.

Our water distribution segment recognized a $297 million impairment charge in 2024 as a result of writing down the carrying value of the business to fair value due to the expected sale of Aquarion. Excluding the impairment charge and transaction costs associated with the expected sale, water distribution segment earnings increased $11.5 million in 2024, as compared to 2023, due primarily to an after-tax benefit of $11.6 million recorded in 2024 to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA. The impacts of PURA’s rate case decision on March 15, 2023 were recorded beginning in March 2024 as a result of the State of Connecticut Superior Court’s decision on the rate case appeal on March 25, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision, partially offset by lower authorized revenues.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses decreased $1.37 billion in 2024, as compared to 2023, due primarily to the loss on the sale of Eversource parent’s offshore wind investments in 2024, which resulted in an after-tax charge of $524.0 million, as compared to an impairment charge on these investments in 2023 of $1.95 billion. Results for 2023 also include a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned and other charges recorded of $6.9 million. Excluding these charges, Eversource parent and other companies earnings decreased by $66.3 million due primarily to higher interest expense and the absence of a benefit in 2023 from the liquidation of Eversource parent’s equity method investment in a renewable energy fund, partially offset by the absence of a charitable contribution made in 2023 with a portion of the proceeds from the liquidation, and a lower effective tax rate.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund corporate obligations. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. These factors have resulted in current liabilities exceeding current assets by $1.64 billion, $291.7 million and $112.0 million at Eversource, NSTAR Electric and PSNH, respectively, as of December 31, 2024.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

As of December 31, 2024, $1.40 billion of Eversource's long-term debt, including $600.0 million at Eversource parent, $400.0 million at CL&P and $250.0 million at NSTAR Electric, matures within the next 12 months. Eversource, with its current credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt. Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

Eversource is currently in the process of selling its Aquarion water distribution business. For information regarding the pending sale and use of proceeds, see "Business Development and Capital Expenditures - Pending Sale of Aquarion" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cash totaled $26.7 million as of December 31, 2024, compared with $53.9 million as of December 31, 2023.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Eversource Parent Commercial Paper Program	$1,538.0	$1,771.9	$462.0	$228.1	4.76%	5.60%
NSTAR Electric Commercial Paper Program	504.8	365.8	145.2	284.2	4.55%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2024 or 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2024.

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

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million and to PSNH of $131.1 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Availability under Long-Term Debt Issuance Authorizations: On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.40 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.00 billion in long-term debt through December 31, 2025. On August 12, 2024, the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026. On December 18, 2024, the DPU approved NSTAR Gas’ request for authorization to issue up to $475 million in long-term debt through December 31, 2027. On January 28, 2025, Yankee Gas submitted an application to PURA requesting authorization to issue up to $360 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with NHPUC.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
CL&P Series B First Mortgage Bonds	4.95%	300.0	August 2024	August 2034	Repaid Series D Bonds, repaid short-term debt, and working capital
CL&P Series D First Mortgage Bonds	7.875%	(139.8)	October 2024	October 2024	Paid at maturity
CL&P 2025 Series A First Mortgage Bonds	4.95%	400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
Eversource Parent Series L Senior Notes	2.90%	(450.0)	October 2024	October 2024	Paid at maturity
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purposes
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purposes
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series P First Mortgage Bonds	2.23%	(100.0)	October 2024	October 2024	Paid at maturity
EGMA Series E First Mortgage Bonds	5.17%	100.0	October 2024	November 2034	Refinanced existing indebtedness, paid capital expenditures and general corporate purposes
Aquarion Senior Notes	4.00%	(360.0)	August 2024	August 2024	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	5.57%	70.0	August 2024	September 2034	Repaid short-term debt, paid capital expenditures and general corporate purposes

As a result of the CL&P long-term debt issuance in January 2025, $397.1 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource’s and CL&P’s balance sheets as of December 31, 2024.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments in each of 2024 and 2023, and paid $14.9 million and $16.2 million of interest payments in 2024 and 2023, respectively.

Common Share Issuances: Eversource had an equity distribution agreement pursuant to which it could offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. In 2024, Eversource issued 15,740,294 common shares, which resulted in proceeds of $989.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. In 2023, no shares were issued under this agreement. Eversource completed the program in October 2024.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $2.16 billion in 2024, compared with $1.65 billion in 2023. Operating cash flows were favorably impacted by the timing of cash payments made on our accounts payable, a $108.8 million increase due to income tax refunds received in 2024 as compared to income tax payments made in 2023, an improvement in regulatory under-recoveries driven primarily by the timing of collections for the CL&P non-bypassable FMCC and other regulatory tracking mechanisms partially offset by the unfavorable impact in the timing of collections for energy supply costs, a $20.7 million decrease in cost of removal expenditures, a $12.4 million decrease in cash payments to vendors for storm costs, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable.

In 2024, we paid cash dividends of $1.00 billion and issued non-cash dividends of $23.5 million in the form of treasury shares, totaling dividends of $1.03 billion, or $2.86 per common share. In 2023, we paid cash dividends of $919.0 million and issued non-cash dividends of $23.4 million in the form of treasury shares, totaling dividends of $942.4 million, or $2.70 per common share. Our quarterly common share dividend payment was $0.715 per share in 2024, as compared to $0.675 per share in 2023.  On January 29, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on March 31, 2025 to shareholders of record as of March 4, 2025.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2024, CL&P, NSTAR Electric and PSNH paid $333.8 million, $643.9 million and $62.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In 2024, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $4.48 billion, $978.5 million, $1.56 billion and $608.8 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Estimated interest payments on existing long-term fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement as of December 31, 2024 and are as follows:

(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
Eversource	$1,113.5	$1,044.2	$982.4	$872.3	$764.4	$6,793.6	$11,570.4

Our commitments to make payments in addition to these contractual obligations include other liabilities reflected on our balance sheets, and guarantees of certain obligations primarily associated with construction of our previously owned offshore wind investments.

For information regarding our projected capital expenditures over the next five years, see "Business Development and Capital Expenditures - Projected Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Ratings:  A summary of our current corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Stable	Baa2	Negative	BBB	Stable
CL&P	A-	Stable	A3	Negative	A-	Stable
NSTAR Electric	A-	Stable	A2	Negative	A-	Stable
PSNH	A-	Stable	A3	Stable	A-	Stable

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB	Stable	Baa2	Negative	BBB	Stable
CL&P	A	Stable	A1	Negative	A+	Stable
NSTAR Electric	A-	Stable	A2	Negative	A	Stable
PSNH	A	Stable	A1	Stable	A+	Stable

In June 2024, Moody’s revised the outlook from stable to negative for CL&P citing a weaker financial profile and a challenging Connecticut regulatory environment. In December 2024, S&P downgraded the ratings for Eversource parent and its subsidiaries primarily due to S&P's negative assessment of the Connecticut regulatory construct for Eversource’s Connecticut utilities. These credit ratings and outlook changes reflect higher regulatory risk in Connecticut with the regulatory construct and adverse regulatory developments, including recent rate orders and the passage of Senate Bill 7, negatively impacting the credit quality of Eversource and its subsidiaries.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $4.64 billion in 2024, $4.59 billion in 2023, and $3.79 billion in 2022.  These amounts included $260.5 million in 2024, $214.4 million in 2023, and $266.5 million in 2022 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures decreased by $120.0 million in 2024, as compared to 2023.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
CL&P	$450.0	$470.4	$416.8
NSTAR Electric	502.0	567.4	438.4
PSNH	375.8	410.0	351.8
Total Electric Transmission	$1,327.8	$1,447.8	$1,207.0

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Additional required environmental permits are expected to be approved by the end of 2025, as well as a license from the MA DEP expected to be approved by the end of the second quarter of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of December 31, 2024, $100.1 million has been spent on the project, with $70 million for transmission and $30.1 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2024
Basic Business	$298.8	$471.7	$136.2	$906.7	$226.9	$21.8	$1,155.4
Aging Infrastructure	161.3	365.8	65.4	592.5	743.6	140.5	1,476.6
Load Growth and Other	110.6	194.3	66.4	371.3	52.3	0.8	424.4
Total Distribution	$570.7	$1,031.8	$268.0	$1,870.5	$1,022.8	$163.1	$3,056.4

2023
Basic Business	$280.3	$376.6	$91.1	$748.0	$208.2	$18.5	$974.7
Aging Infrastructure	260.7	310.0	86.4	657.1	719.5	142.3	1,518.9
Load Growth and Other	138.0	191.3	37.2	366.5	70.1	0.9	437.5
Total Distribution	$679.0	$877.9	$214.7	$1,771.6	$997.8	$161.7	$2,931.1

2022
Basic Business	$267.8	$202.4	$68.6	$538.8	$175.2	$16.8	$730.8
Aging Infrastructure	199.9	245.1	70.8	515.8	562.3	137.6	1,215.7
Load Growth and Other	90.7	177.0	31.3	299.0	66.4	0.9	366.3
Total Distribution	$558.4	$624.5	$170.7	$1,353.6	$803.9	$155.3	$2,312.8

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

Pending Sale of Aquarion: In early 2024, Eversource initiated an exploratory assessment of the potential sale of the Aquarion water distribution business. In December 2024, final bids were received, and Eversource obtained approval from its Board of Trustees to sell the Aquarion water distribution business. On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

In the fourth quarter of 2024, upon classifying the assets and liabilities as held for sale, Eversource concluded that the likely sale of Aquarion at a loss resulted in the requirement to test water distribution goodwill for impairment. Eversource performed an impairment test by comparing the fair value of the business to its carrying value and recorded a goodwill impairment of $297 million, as the estimated fair value of the business based on the anticipated sale was less than the carrying value. The fair value included future cash outflows of approximately $140 million of estimated income taxes as a result of the transaction. The goodwill impairment charge is presented separately within Operating Income on the Eversource statement of income for the year ended December 31, 2024.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution and natural gas distribution for 2025 through 2029, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2025	2026	2027	2028	2029	2025 - 2029 Total
CL&P Transmission	$441	$497	$341	$269	$260	$1,808
NSTAR Electric Transmission	611	635	675	861	854	3,636
PSNH Transmission	354	260	347	204	198	1,363
Total Electric Transmission	1,406	1,392	1,363	1,334	1,312	6,807
Electric Distribution	1,965	2,231	2,143	1,958	1,918	10,215
Natural Gas Distribution	1,094	1,164	1,184	1,259	1,297	5,998
Total Electric and Natural Gas Distribution	3,059	3,395	3,327	3,217	3,215	16,213
Information Technology and All Other	256	222	222	225	227	1,152
Total	$4,721	$5,009	$4,912	$4,776	$4,754	$24,172

Actual capital expenditures could vary from the projected amounts for the companies and years above.

The projected capital expenditures reflect a reduction in planned capital expenditures for Connecticut’s electric and natural gas distribution businesses due to regulatory policies in Connecticut that discourage investment, including ensuring the timely recovery of costs and the ability to earn a fair return. The continuing pattern of adverse regulatory outcomes for Connecticut utilities and associated credit downgrades from our credit rating agencies necessitated a reduction to Connecticut’s electric and natural gas distribution projected capital expenditures. These capital reductions do not impact Eversource’s commitment to safety, reliability, or critical staffing structure.

Projected capital expenditures for the water distribution business of $130 million are expected until the time of sale in late 2025 and have been factored into the water business impairment recorded as of December 31, 2024.

Offshore Wind Business: Eversource’s previous offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. During 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s current offshore wind business is now comprised only of a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A interests.

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

In September of 2023, Eversource made a $528 million investment in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of December 31, 2024, $459 million of expected investment tax credits and other expected tax benefits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a decrease in Accumulated Deferred Income Taxes on the Eversource balance sheet, which represented a non-cash reclassification. As a result of these investment tax credits, Eversource expects lower federal income tax payments from 2025 to 2027. As of December 31, 2024, the tax equity interest in South Fork Wind totaled $22.2 million.

On January 24, 2024, Eversource entered into an agreement with Ørsted to sell Eversource’s 50 percent share of Sunrise Wind, subject to certain conditions and regulatory approvals. On April 18, 2024, Eversource and Ørsted executed an equity and asset purchase agreement and on July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for a reduction in capital spending compared to forecasted amounts, adjusted proceeds totaled $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction, which was used to repay parent company debt. Remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. The remaining expected proceeds have been recorded in Other Long-Term Assets on Eversource’s balance sheet as of December 31, 2024. Eversource recorded a pre-tax gain on the sale of Sunrise Wind of $377 million in 2024. With completion of the sale, Eversource does not have any ongoing financial obligations associated with Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for an initial gross purchase price of approximately $1.1 billion. The initial purchase price was subject to adjustment based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. Adjusted gross proceeds from the sale were approximately $375 million lower than the previously estimated purchase price. This reduction reflects approximately $150 million resulting from lower capital spending between signing the agreement and closing, and approximately $225 million related to the final terms of the sale transaction, primarily due to the delay of the commercial operations date of Revolution Wind. Proceeds from the transaction were used to repay parent company debt.

As part of the Revolution Wind and South Fork Wind sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could further impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the commercial operation date of Revolution Wind. South Fork Wind has achieved commercial operation, and Eversource is in the process of finalizing the construction cost post-close purchase price adjustment payment related to this project, which is not expected to be material.

Upon the completion of both sale transactions in 2024, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate, net after-tax loss on the sales of its offshore wind investments of $524 million. The aggregate, net after-tax loss is comprised of (1) the lower proceeds related to final terms of the sale transaction to GIP of approximately $225 million related to non-construction costs for the Revolution Wind and South Fork Wind projects, primarily due to a purchase price reduction of $150 million resulting from the delay of the commercial operations date of Revolution Wind, (2) recently identified forecasted construction costs as a result of a delay in the anticipated commercial operation date related to Revolution Wind of approximately $350 million, which includes an estimate for the anticipated post-closing adjustment to GIP related to Eversource’s expected cost overrun sharing obligation, and (3) approximately $326 million, which includes an estimate for the anticipated post-closing adjustment related to Eversource’s expected obligations to GIP as a result of final economics of the Revolution Wind and South Fork Wind projects and other future costs, as well as a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses. These losses were partially offset by the $377 million gain on the sale of Sunrise Wind.

Upon sale, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the GIP sale terms, which include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs. The majority of this liability is expected to be settled upon the completion of the Revolution Wind project. The long-term portion of the liability of $350 million is recorded in Other Long-Term Liabilities, and $15 million is recorded in Other Current Liabilities on Eversource’s balance sheet as of December 31, 2024.

Contingencies are evaluated using the best information available at the time the financial statements are prepared, and this assessment involves judgments and assumptions about future events. Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in construction, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at a lower value than assumed and included in the purchase price.

The purchase price included the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community investment tax credit (ITC) adder included in the Inflation Reduction Act of approximately $170 million related to Revolution Wind. Although management believes the ITC adder value is realizable, there is some uncertainty at this time as to whether those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant loss in a future period.

New information or future developments that arise as construction progresses and as cost estimates are reviewed and revised will require a reassessment of the estimated liability for the post-closing adjustment payments. The Company is currently aware that construction of the offshore foundations, offshore substation and turbine tower installations could result in increased cost overruns in the future. Only preliminary construction cost projections are available for these cost overruns, and there is insufficient updated information at this point in order for Eversource to change its estimate with reasonably estimable information. Eversource will continue to assess the potential exposure and adjust the liability as needed. It is expected that updated costs estimates will become available in the first half of 2025, and adverse changes in facts and circumstances could result in additional losses that could be material. The Company believes it is reasonably possible that there is an additional loss in excess of the liability recorded, but management cannot reasonably estimate a range of loss beyond the $365 million recorded at this time.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into separate construction management agreements to manage Sunrise Wind’s and Revolution Wind’s onshore electric substation construction through completion. In this role, Eversource will be solely a service provider to Sunrise Wind and Revolution Wind.

2023 Impairments: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations are based on best information available at the impairment assessment date. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

During 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected sales price at that time. This established a new cost basis in the investments. Negative developments in the fourth quarter of 2023, including a lower expected sales price, additional projected construction cost increases, and the October 2023 OREC pricing denial for Sunrise Wind, resulted in Eversource conducting an impairment evaluation and recognizing an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) and establishing a new cost basis in the investments as of December 31, 2023. The Eversource statement of income for the year ended 2023 reflects a total pre-tax other-than-temporary impairment charge of $2.17 billion ($1.95 billion after-tax) in its offshore wind investments. The impairment charges were non-cash charges and did not impact Eversource’s cash position at the time of the impairment. Eversource’s offshore wind investments did not meet the criteria to qualify for presentation as a discontinued operation.

The 2023 impairment evaluations involved judgments in developing the estimates and timing of the future cash flows arising from the expected sales price of Eversource’s 50 percent interest in the wind projects, including expected sales value from investment tax credit adder amounts, less estimated costs to sell, and uncertainties related to the Sunrise Wind re-bid process in New York’s offshore wind solicitation in 2024. Additional assumptions in the fourth quarter 2023 assessment included revised projected construction costs and estimated project cost overruns, management’s assumption that the Sunrise Wind project would ultimately be abandoned, estimated termination costs, salvage values of Sunrise Wind assets, and the value of the tax equity ownership interest. The assumptions used in the discounted cash flow analyses were subject to inherent uncertainties and subjectivity. All significant inputs into the impairment evaluations were Level 3 fair value measurements.

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

During 2024, Eversource sold its interest in the North East Offshore and South Fork Class B, Member LLC equity method investments and recognized an aggregate, net after-tax loss on the sale of its offshore wind investments of $524 million.

Capital contributions in the offshore wind investments, including the 2023 contribution for the tax equity investment in South Fork Wind, were included in Investments in Unconsolidated Affiliates on the statements of cash flows. Proceeds received from the sale of the investments in 2024, and proceeds received from the 2023 sale of the unused lease area and from an October 2023 distribution of $318 million received primarily as a result of being a 50 percent joint owner in the Class B shares of South Fork Wind which was restructured as a tax equity investment, were included in Proceeds from Unconsolidated Affiliates on the statements of cash flows.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2024 and 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2024 and 2023.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in their four pending cases. FERC Opinion Nos. 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinion Nos. 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return.

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

On November 13, 2024, the NETOs filed a supplemental brief in their four pending ROE proceedings to explain to FERC that it cannot apply the reasoning and methodologies of the MISO ROE case to the NETOs’ cases due to the entirely different set of facts in the MISO and NETOs ROE proceedings. Doing so would violate the substance of the Court’s April 14, 2017 order and would violate the legal standard required by the Federal Power Act.

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds.

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate any potential range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the financial condition, results of operations, and cash flows.

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

Transmission Rates and Other Transmission Rates-Related Proceedings: CL&P, NSTAR Electric and PSNH transmission rates are calculated in accordance with a FERC-approved formula ratemaking framework and each utility is required to file an annual update on or before July 31st with resulting rates effective January 1st the following year. The formula rate framework provides for an annual reconciliation of the prior calendar year actual costs incurred related to our transmission facilities, including an allowed ROE, plus forecasted information through the next rate period. The annual update process includes formula rate protocols that provide disclosure of cost inputs, an opportunity for informal discovery procedures and a challenge process, which provides transparency to stakeholders.

From time to time, various matters are pending before FERC relating to transmission rates, incentives, interconnections and transmission planning. Depending on the outcome, any of these matters could materially impact our results of operations and financial condition. At this time, Eversource cannot predict the ultimate outcome of the matters currently pending before FERC, and the resulting impact on its transmission incentives or planning.

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

Base Distribution Rates:  In Connecticut, PURA is required to conduct a review and investigation of the financial and operating records of each electric, natural gas and water utility serving more than seventy-five thousand customers within four years of its last general rate hearing. PURA can elect to convene a general rate hearing at an interval of less than four years unless prohibited from doing so by an agency decision or other law. In Massachusetts, electric distribution companies are required to file distribution rate schedules every five years, and natural gas local distribution companies to file distribution rate schedules every 10 years, and those companies are limited to one settlement agreement in any 10-year period. Aquarion is not required to initiate a rate review with the DPU. In New Hampshire, PSNH is not required to initiate a rate review with the NHPUC on any set timeframe, and the NHPUC has no obligation to hear any rate matter that it has investigated within a period of two years, though it may elect to do so at its discretion.

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

The electric and natural gas distribution companies also recover certain other costs from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, state mandated energy purchase agreements and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.  These cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings.

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

On November 16, 2023, PURA issued a straw proposal in the first reopener that focused on revenue adjustment mechanisms. The proposal outlines potential additions and reforms to the current revenue adjustment mechanisms, such as multi-year rate plans, earnings sharing mechanisms and the revenue decoupling mechanism. On March 14, 2024, PURA issued a straw proposal in the second reopener docket which concentrates on performance mechanisms in a PBR framework. The proposal suggests the development of performance incentive mechanisms, reported metrics and scorecards. These straw proposals are not authoritative and additional technical sessions, hearings and testimony will continue prior to a final decision, which will not be applied until the time of CL&P’s next distribution rate case. PURA is expected to issue updated straw proposals in the first and second reopener dockets in the first quarter of 2025.

We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Storm Filings: On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. PURA established a partial procedural schedule with hearings scheduled in the third quarter of 2025. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. Although we cannot predict the ultimate outcome of this matter, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

CL&P RAM Filing: On April 17, 2024, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective July 1, 2024 through April 30, 2025. The rate approvals include the recovery of NBFMCC and SBC net underrecoveries as of December 31, 2023 of $264.9 million and $86.2 million, respectively, and the recovery of expected net costs of $388.5 million for the NBFMCC and $254.4 million for the SBC for the period July 1, 2024 through April 30, 2025. The NBFMCC rate adjustment is primarily driven by long-term nuclear power purchase agreements required by state policy (Millstone and Seabrook) and the SBC rate adjustment is primarily driven by costs associated with accounts receivable hardship customer protection and the new low-income discount rate effective December 2023. On August 14, 2024, PURA issued a final decision that approved a further adjustment to the NBFMCC rate to include the recovery of incurred and deferred electric vehicle program costs from 2021 through May 31, 2024 of $44.4 million and expected electric vehicle program costs from June 1, 2024 through December 31, 2024 of $24.3 million. The $44.4 million, plus $5.4 million in carrying costs, will be recovered over a 20-month period of September 1, 2024 through April 30, 2026, and the $24.3 million will be recovered over an eight-month period of September 1, 2024 through April 30, 2025. In addition, PURA approved an incremental $3.5 million of 2024 Innovative Energy Solutions program costs and $1.5 million of Connecticut Green Bank program costs over an eight-month period of September 1, 2024 through April 30, 2025. These amounts are included in the “Public Benefits” portion of the customer bills in Connecticut.

CL&P Advanced Metering Infrastructure Filing: On January 3, 2024, PURA issued a final decision regarding CL&P’s Advanced Metering Infrastructure (AMI) investment and implementation plan, which CL&P estimated at $766.4 million for capital costs and operating expenses. In CL&P’s view, the final decision does not provide a reasonable path for cost recovery and delays implementation by at least a year during the pendency of the cost recovery proceeding. In addition, in CL&P’s view, the final decision modifies the prudence standard for recovery of costs expended on the project, improperly linking recovery to outcomes not known at the outset of the project. On January 18, 2024, CL&P submitted a motion for reconsideration to PURA, asking that the agency modify these aspects of the decision, which PURA subsequently denied on February 14, 2024. On March 6, 2024, CL&P filed written comments citing four major problems associated with PURA’s guidelines for recovery of the costs of AMI implementation, which if not addressed, represent obstacles to AMI implementation in Connecticut. On April 16, 2024, PURA issued a procedural order directing Eversource and inviting all parties and intervenors to submit pre-filed testimony pertaining to AMI by May 14, 2024, and rebuttal testimony by May 29, 2024. CL&P witnesses filed testimony, including an updated estimate of $855 million for capital costs and operating expenses, and then subsequently participated in the AMI cost recovery hearing on June 6, 2024.

On October 17, 2024, PURA issued a proposed final decision on recovery of the costs for AMI implementation. Written exceptions to the proposed final decision were filed on October 31, 2024, and oral arguments were presented on November 7, 2024. CL&P’s written exceptions focused on three main aspects of the proposed decision, which include (1) clarifying the prudence standard to be used in evaluating AMI investments, (2) timing of prudency reviews, and (3) cost recovery related to incremental O&M expenses. On December 4, 2024, PURA issued a final decision on the recovery of costs for AMI implementation. On December 9, 2024, CL&P filed a petition for reconsideration because PURA had not fully resolved the issues CL&P raised in its October 31, 2024 written exceptions. On January 3, 2025, PURA stated it will evaluate the merits of CL&P’s petition for reconsideration. Under state law, PURA is expected to issue its decision within 90 days of January 3, 2025.

Yankee Gas Distribution Rate Case: On November 12, 2024, Yankee Gas filed an application with PURA to amend its existing distribution rates for effect on November 1, 2025. Yankee Gas’s rate application requested approval of a distribution rate increase of $209 million, which included a base distribution rate increase of $274 million, partially offset by a reduction of $65 million in the combined Gas System Improvements and System Expansion Reconciliation rates. In addition, Yankee Gas requested approval to implement a rate credit of $37.4 million to offset the PGA rate for non-firm margin credits over one year beginning November 1, 2025. As part of the rate case, Yankee Gas proposed to implement a multi-year performance-based rate making plan with a four-year initial term from November 1, 2025 to October 31, 2029 that would adjust rates annually and includes performance metrics. A final decision by PURA is expected in October 2025.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a decrease to total authorized revenues of $4.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision and requested a stay of the decision with the State of Connecticut Superior Court. On April 5, 2023, the Court temporarily granted AWC-CT’s request to stay and on May 25, 2023 granted a permanent stay of certain orders affecting base rates, which would keep existing rates in place until the appeal is completed. The stay included the condition that AWC-CT place any revenue received from customers above the rates and amounts authorized in the March 15, 2023 decision in a separate, interest bearing account until further order. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal which dismissed nine, remanded back to PURA two, and partially remanded one of AWC-CT’s twelve claims of error in its appeal. On March 28, 2024, AWC-CT filed an appeal of the Connecticut Superior Court decision to the Connecticut Appellate Court, and that appeal was subsequently transferred to the Connecticut Supreme Court for review. A ruling on the appeal is pending.

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

As a result of the State of Connecticut Superior Court’s March 2024 decision on the appeal, AWC-CT recorded the impacts of the PURA rate case decision from the effective date of the order on March 15, 2023 through December 31, 2024. The impacts primarily include a reduction to depreciation expense to reflect lower depreciation rates ordered by PURA in its final decision, partially offset by lower authorized revenues. These adjustments resulted in an after-tax benefit of $11.6 million in 2024.

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 16, 2024, NSTAR Electric submitted its annual PBR Adjustment filing for a $55.8 million increase to base distribution rates, for effect on January 1, 2025. The requested base distribution rate increase is comprised of a $35.3 million inflation-based adjustment and a $20.5 million adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. On December 23, 2024, the DPU approved this filing.

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

On June 4, 2024, the DPU approved four of the remaining five CIPs that were originally submitted by NSTAR Electric. These included the Plainfield-Blandford CIP, which will enable 40 MW of DER to be interconnected at a total estimated distribution investment of $37 million, the Dartmouth-Westport CIP which enables 60 MW of DER for a total distribution investment of $58 million, the Plymouth CIP which enables 380 MW of DER for a total distribution investment of $152 million and the Cape Cod CIP which enables 296 MW of DER for a total distribution investment of $170 million. Of the total $417 million for these four recently approved CIPs, $183 million will be allocated to distribution customers, once the enabled distributed energy facilities capacity is fully subscribed by distributed energy facilities interconnecting customers. Additionally, NSTAR Electric will proceed with construction of approximately $64 million of transmission upgrades necessary to improve local reliability and integrate distribution energy resources in the four CIP areas and recover the amount through local transmission rates. On January 27, 2025, NSTAR Electric filed a petition with the DPU to withdraw the sixth CIP project, Freetown, that was originally submitted.

NSTAR Electric’s Electric Sector Modernization Plan (ESMP) Filing: On January 29, 2024, in accordance with Massachusetts state law, NSTAR Electric filed its ESMP with the DPU. The law required each electric distribution company to develop and file a comprehensive distribution system plan to proactively upgrade the distribution system (and, where applicable, the associated transmission system) to: (i) improve grid reliability, communications and resiliency; (ii) enable increased, timely adoption of renewable energy and distributed energy resources; (iii) promote energy storage and electrification technologies necessary to decarbonize the environment and economy; (iv) prepare for future climate-driven impacts on the transmission and distribution systems; (v) accommodate increased transportation electrification, increased building electrification and other potential future demands on distribution and, where applicable, the transmission system; and (vi) minimize or mitigate impacts on Massachusetts ratepayers, thereby helping the state realize its statewide greenhouse gas emissions limits and sublimits under the law. NSTAR Electric’s plan meets these requirements by providing a comprehensive view of all the investments required to build a safer, more reliable, more resilient electric distribution system to enable an affordable, equitable clean energy transition taking into account the needs of environmental justice communities. For the five-year period from 2025 through 2029, the proposed incremental distribution capital investment is $608 million and the incremental distribution expense amount is $211 million. On August 29, 2024, the DPU approved the overall ESMP for a five-year period commencing July 1, 2025.

On November 21, 2024, the DPU opened a second phase of the proceeding to consider a short-term ESMP-focused cost recovery mechanism and metrics. In issuing the notice of proceeding, the DPU limited the review of investment in this docket and excluded NSTAR Electric’s ESMP proposals regarding the EV Phase II extension, low and moderate income solar and the new CIPs. These investments will be reviewed in separate proceedings. This reduced the amount of company-proposed incremental capital investment to $295 million and the incremental expense to $44 million related to resiliency and grid modernization. NSTAR Electric filed its proposed tariff and testimony on December 18, 2024, and is currently in the discovery process, which will be followed by hearings and briefing with completion of the proceeding and final orders expected prior to the start of the plan in July 2025.

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On September 16, 2024, NSTAR Gas submitted its annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect on November 1, 2024. On October 30, 2024, the DPU approved this filing.

EGMA Distribution Rates: On November 4, 2024, EGMA submitted a revised filing for its first rate base reset for rates to be effective November 1, 2024, in accordance with an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU. The compliance filing was ordered by the DPU on October 31, 2024. The rate base reset occurring on November 1, 2024 adjusted distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023. The total revenue requirement calculated for the first rate base reset is an increase to base distribution rates of $147.8 million, of which $34.0 million is associated with GSEP investments through December 31, 2023. Under the terms of the Rate Settlement Agreement, EGMA applied a cap on the revenue change effective November 1, 2024, and the amount in excess of the cap will be deferred for recovery through the Local Distribution Adjustment Clause (LDAC) on May 1, 2025, including carrying charges. After adjusting for the cap, the increase to base distribution rates is $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). Base distribution rates will be increased effective November 1, 2025 to incorporate the $62.2 million remaining revenue requirement. On November 7, 2024, the DPU approved this filing.

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

On December 29, 2023, Eversource and other LDCs sought formal clarity from the DPU to fully understand the resulting impact to their natural gas businesses and the associated timing of any impacts. On April 2, 2024, the DPU issued an order responding to the request for clarification indicating that the LDCs shall implement the inclusion of a Non-Gas Pipeline Alternatives (NPA) analysis on all project authorizations effective immediately. Existing NPA analysis processes will be used until such time a formal stakeholder-based NPA analysis framework is established and approved by the DPU. Eversource, along with the other LDCs, have engaged a consultant to inform the development of the required NPA framework by conducting a stakeholder engagement process as mandated by the order. Another component of the order is the submission of climate compliance plans every five years beginning April 1, 2025. The climate compliance plan filings will include the NPA frameworks, along with energy transitions plans including details on the management of embedded infrastructure investments and cost recovery. Eversource along with the LDCs, have also contracted a consultant to model and investigate statewide cost recovery scenarios including under accelerated depreciation rates.

The DPU also indicated that NSTAR Gas and EGMA are not required to provide climate compliance performance metrics in the next PBR filing, however would be expected to propose metrics at the latest in the next base distribution rate proceeding. GHG emissions reporting was not changed from the order, however, effective November of 2024, reporting requirements have changed per the MA DEP and these requirements implement registration and GHG emissions reporting requirements for companies selling and distributing heating fuels to homes and businesses in Massachusetts, including suppliers of natural gas, fuel oil, and propane, and implement a reporting requirement for fuel storage facilities.

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

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase, and proposed to take effect August 1, 2025. The temporary rates are subject to reconciliation based on the outcome of the permanent rate case back to the date when temporary rates took effect. The permanent rate increase request includes $247 million in unrecovered storm costs to be recovered over a five-year period. As part of the rate case, PSNH proposed to implement a performance-based rate making plan that would adjust rates annually over a four-year term, with a commitment to not file another rate case for at least four years. The plan includes a revenue-cap formula adjusted for inflation, a supplemental capital adjustment formula to support PSNH’s planned capital infrastructure improvements, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism, among others. If the NHPUC approves the performance-based rate making plan as proposed, the previously established RRA and PPAM rate reconciling mechanisms and lost base revenues will be eliminated. The NHPUC is permitted up to twelve months to investigate the proposed rates and issue a final order. A decision by the NHPUC on permanent rates is expected by August 1, 2025.

Legislative and Policy Matters

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

Storm restoration and pre-staging costs are subject to prudency reviews from our regulators. We have $2.10 billion of deferred storm costs that either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review as of December 31, 2024. Tropical Storm Isaias in August 2020 resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2024. While it is possible that some amount of the Tropical Storm Isaias costs may be disallowed by PURA, any such amount cannot be estimated at this time. We believe that our storm restoration costs were prudently incurred, meet the criteria for cost recovery and are probable of recovery.

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

Pension, SERP and PBOP:  We sponsor Pension, SERP and PBOP Plans to provide retirement benefits to our employees.  Plan assets and the benefit obligation are presented on a net basis and we recognize the overfunded or underfunded status of the plans as an asset or liability on the balance sheet. These amounts are remeasured annually using a December 31st measurement date. For each of these plans, several significant assumptions are used to determine the projected benefit obligation, funded status, and net periodic benefit expense/income. These assumptions include the expected long-term rate of return on plan assets, discount rate, compensation/progression rate, cash balance interest crediting rate and mortality and retirement assumptions.  We evaluate these assumptions annually and adjust them as necessary.  Changes in these assumptions could have a material impact on our financial position, results of operations or cash flows.

Expected Long-Term Rate of Return on Plan Assets Assumption:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2024, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service Pension and PBOP plans.  For the forecasted 2025 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service Pension and PBOP plans will be used reflecting our target asset allocations.

Discount Rate Assumptions:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2024, the discount rates used to determine the funded status were within a range of 5.6 percent to 5.7 percent for the Pension and SERP Plans, and 5.7 percent for the PBOP Plans.  As of December 31, 2023, the discount rates used were within a range of 4.9 percent to 5.0 percent for the Pension and SERP Plans, and 5.0 percent to 5.2 percent for the PBOP Plans.  The increase in the discount rates used to calculate the funded status resulted in a decrease to the Pension and SERP Plans’ projected benefit obligation of $332.9 million and a decrease to the PBOP Plans' projected benefit obligation of $39.8 million as of December 31, 2024.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2024 expense were within a range of 4.7 percent to 5.1 percent for the Pension and SERP Plans, and within a range of 4.9 percent to 5.2 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. In 2024, our mortality assumption utilized the Society of Actuaries base mortality tables (Pri-2012), adjusted to reflect Eversource’s own mortality experience, and projected generationally using the MP-2021 improvement scale.

Compensation/Progression Rate Assumptions:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants will receive in the future.  As of December 31, 2024 and 2023, the compensation/progression rates used to determine the Pension and SERP Plan funded status were within a range of 3.5 percent to 4.0 percent.

Health Care Cost Assumptions: The Eversource Service PBOP Plan is not subject to health care cost trends. As of December 31, 2024, for the Aquarion PBOP Plan, the health care trend rate used to determine the funded status for pre-65 retirees is 7.5 percent, with an ultimate rate of 5 percent in 2035, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Cash Balance Interest Crediting Rate Assumption: The Cash Balance Pension Plan is a new, additional obligation of the existing Pension Plan and the liability will begin to accrue benefits upon the effective date of January 1, 2025. The cash balance interest crediting rate assumption represents the long-term rate by which the Pension Plan’s cash balance accounts are expected to grow. Actual interest on the cash balance accounts is based on the 30-year U.S. Treasury securities rate in effect for September of the preceding year, with a minimum rate of 4 percent. The cash balance interest crediting rate assumption used in determining the forecasted 2025 pension expense was 4.8 percent.

Actuarial Gains and Losses:  Actuarial gains and losses represent the differences between actuarial assumptions and actual information or updated assumptions. Unamortized actuarial gains or losses arising at the December 31st measurement date are primarily from differences in actual investment performance compared to our expected return and changes in the discount rate assumption. The Eversource Service Pension and PBOP Plans use the corridor approach to determine the amount of gain or loss to amortize into net periodic benefit expense/income. The corridor approach defers all actuarial gains and losses arising at remeasurement and the net unrecognized actuarial gain or loss balance is amortized as a component of expense if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the market value of the plan’s assets or the projected benefit obligation. The amount of net unrecognized actuarial gain or loss in excess of the 10 percent corridor is amortized to expense over the estimated average future employee service period. For the Eversource Service Pension Plan, the net actuarial gain or loss is amortized as a component of expense over the estimated average future employee service period of eleven years. For the Eversource Service PBOP Plan, the net unrecognized actuarial gain or loss was within the 10 percent corridor and therefore there was no amortization to expense during 2024.

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

Net Periodic Benefit Expense/Income: Pension, SERP and PBOP expense/income is determined by our actuaries and consists of service cost and prior service cost/credit, interest cost based on the discounting of the obligations, amortization of actuarial gains and losses, and the expected return on plan assets. For the Pension and SERP Plans, pre-tax net periodic benefit income was $76.8 million, $108.4 million and $181.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.  For the PBOP Plans, pre-tax net periodic benefit income was $64.3 million, $57.3 million and $79.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Forecasted Expense/Income and Expected Contributions:  We estimate that net periodic benefit income in 2025 for the Pension and SERP Plans will be approximately $93 million and for the PBOP Plans will be approximately $69 million. The increase in pension income from 2024 to 2025 is driven primarily by lower amortization of actuarial losses, partially offset by an increase in the service cost component, both of which were due in part to the impact of the new cash balance pension plan. The increase in PBOP income from 2024 to 2025 is driven primarily by favorable expected return on assets due to a higher asset balance. For the PBOP Plans, there is no amortization of actuarial loss in 2025. Pension, SERP and PBOP expense/income for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements. Based on the current status of the Pension Plans and federal pension funding requirements, for our Eversource Service Pension Plan there is no minimum funding requirement in 2025 and we do not expect to make pension contributions in 2025. It is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2025.

Sensitivity Analysis:  The following table illustrates the hypothetical effect on reported annual net periodic benefit income as a result of a change in the following assumptions by 50 basis points:

	Pension Plans (excluding SERP Plans)		PBOP Plans
	Decrease in Plan Income		Decrease/(Increase) in Plan Income
(Millions of Dollars)	For the Years Ended December 31,		For the Years Ended December 31,
Eversource	2024	2023	2024	2023
Lower expected long-term rate of return	$28.9	$29.1	$5.0	$0.2
Lower discount rate	27.4	24.7	(0.5)	4.7
Higher compensation rate	5.9	8.1	N/A	N/A

Goodwill: Goodwill is recognized on our balance sheet from previous mergers and acquisitions to the extent that the consideration paid exceeded the net fair value of the identified assets and liabilities acquired in each business combination. We are required to test goodwill balances for impairment at least annually by considering the fair values of the reporting units, which requires us to use estimates and judgments. Additionally, we monitor all relevant events and circumstances during the year to determine if an interim impairment test is required. We have selected October 1st of each year as the annual goodwill impairment test date. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value. If goodwill were to be impaired, it would be written down in the current period to the extent of the impairment.

We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  The Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2024, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, and $451 million to Natural Gas Distribution. Goodwill allocated to Water Distribution of $663 million is classified as held for sale.

In assessing goodwill for impairment, an entity is permitted to first assess qualitatively whether it is more likely than not that goodwill impairment exists as of the annual impairment test date. If we perform the qualitative assessment but determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we perform a quantitative test to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss as a reduction to goodwill and a charge to operating expenses, but the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.

We performed the annual impairment assessment of goodwill as of October 1, 2024 for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units. Our qualitative assessment included an evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

In the fourth quarter of 2024, we concluded that the likely sale of Aquarion at a loss resulted in the requirement to perform an interim goodwill impairment test for Water Distribution goodwill. We compared the estimated fair value of the business from the anticipated transaction to its carrying value. Assumptions used in the valuation were the future cash flows from the sale, including the estimated income tax impacts as a result of the transaction. Based on the interim impairment test, we recorded a goodwill impairment of $297 million to write down the carrying value of the water distribution reporting unit to its estimated fair value.

We did not identify any events or conditions that make it more likely than not that an impairment may have occurred at our other reporting units. For these remaining reporting units, we believe that the fair value was substantially in excess of carrying value. Adverse regulatory actions, changes in the regulatory and political environment, or changes in significant assumptions could potentially result in future goodwill impairment indicators.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and other assets, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. An impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The review of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows. If indicators are present for a long-lived asset or asset group, a comparison of the undiscounted expected future cash flows to the carrying value is performed. No significant impairments occurred during the year 2024.

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

Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations are based on best information available at the impairment assessment date. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

During 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline was other-than-temporary. The impairment evaluations involved judgments in developing the estimates and timing of future cash flows, including key judgments in determining the most likely outcome of the projects, the likelihood of realization of investment tax credit adders, and the likelihood of future spending amounts and cost overruns, as well as potential cancellation costs and salvage values of Sunrise Wind assets. The assumptions used in the discounted cash flow analyses were subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates, or judgments with respect to the estimation of future cash flows could have materially changed the impairment charges. The impairment charges were non-cash charges and did not impact Eversource’s cash position at the time of the impairment. During 2024, Eversource sold its interest in the North East Offshore and South Fork Class B, Member LLC equity method investments and recognized an aggregate, net after-tax loss on the sale of its offshore wind investments of $524 million.

Loss Contingencies: We make judgments regarding the future outcome of contingent events and record liabilities for loss contingencies that are probable and can be reasonably estimated based upon available information. The assessment of loss contingencies involves judgments and assumptions about future events. Our estimates are subject to revision in future periods based on actual costs or new information. The amount recorded may differ from the actual expense incurred when the uncertainty is resolved. Such difference would be a change in estimate and could have a significant impact on the financial statements.

Upon the sales of our offshore wind investments in the third quarter of 2024, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the GIP sale terms. Assumptions and key judgments in determining the estimated liability include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs, as well as the likelihood of realization of investment tax credit adders that were included in the purchase price. The use of different assumptions, estimates, or judgments could materially impact the financial statements. New information or future developments that arise as construction progresses and as cost estimates are reviewed and revised will require a reassessment of the estimated liability for the post-closing adjustment payments. Adverse changes in facts and circumstances could result in additional losses that could be material to the financial statements.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Increase/(Decrease)
Operating Revenues	$11,900.8	$11,910.7	$(9.9)
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	3,736.1	5,168.2	(1,432.1)
Operations and Maintenance	2,012.9	1,895.7	117.2
Depreciation	1,433.5	1,305.8	127.7
Amortization	342.9	(490.1)	833.0
Energy Efficiency Programs	671.8	691.4	(19.6)
Taxes Other Than Income Taxes	997.9	940.4	57.5
Loss on Pending Sale of Aquarion	297.0	—	297.0
Total Operating Expenses	9,492.1	9,511.4	(19.3)
Operating Income	2,408.7	2,399.3	9.4
Interest Expense	1,111.3	855.4	255.9
Losses on Offshore Wind Investments	464.0	2,167.0	(1,703.0)
Other Income, Net	410.5	348.1	62.4
Income/(Loss) Before Income Tax Expense	1,243.9	(275.0)	1,518.9
Income Tax Expense	424.7	159.7	265.0
Net Income/(Loss)	819.2	(434.7)	1,253.9
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income/(Loss) Attributable to Common Shareholders	$811.7	$(442.2)	$1,253.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase
	2024	2023		2024	2023		2024	2023
Traditional	7,807	7,590	2.9%	—	—	—%	1,669	1,488	12.2%
Decoupled	43,516	41,978	3.7%	147,293	142,328	3.5%	24,308	23,129	5.1%
Total Sales Volumes	51,323	49,568	3.5%	147,293	142,328	3.5%	25,977	24,617	5.5%
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

Operating Revenues: The variance in Operating Revenues by segment in 2024, as compared to 2023, is as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$93.0
Natural Gas Distribution	(117.8)
Electric Transmission	205.1
Water Distribution	(3.2)
Other	64.7
Eliminations	(251.7)
Total Operating Revenues	$(9.9)

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $141.1 million due primarily to a base distribution rate increase at NSTAR Electric effective January 1, 2024 and a temporary base distribution rate increase at PSNH effective August 1, 2024.

•Base natural gas distribution revenues increased $49.2 million due primarily to base distribution rate increases effective November 1, 2024 at EGMA and effective November 1, 2024 and November 1, 2023 at NSTAR Gas.

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 26, 2023, the DPU approved a $104.9 million increase to NSTAR Electric’s base distribution rates effective January 1, 2024.

On July 31, 2024, the NHPUC approved a settlement agreement to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024 at PSNH.

NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On October 30, 2023, the DPU approved a $25.4 million increase to NSTAR Gas’ base distribution rates, of which, $15.5 million was associated with a base rate adjustment and the remainder for a prior period exogenous cost adjustment, for effect on November 1, 2023. On October 30, 2024, the DPU approved a $12.7 million increase to NSTAR Gas’ base distribution rates effective November 1, 2024.

EGMA was allowed two rate base resets in a DPU-approved October 7, 2020 rate settlement agreement, with the first rate base reset on November 1, 2024. The increase to base distribution rates was $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million).

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement, state mandated energy purchase agreements and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and the sale of RECs to various counterparties.

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

The variance in tracked distribution revenues in 2024, as compared to 2023 is due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$(1,239.6)	$(165.2)
CL&P NBFMCC	544.9	—
NSTAR Electric net metering	133.1	—
Stranded costs	127.1	—
Retail transmission	98.9	—
CL&P System Benefit Charge	88.4	—
Other distribution tracking mechanisms	159.2	44.0
Wholesale Market Sales Revenue	33.9	(44.8)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement within electric distribution was driven by lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement within natural gas distribution was driven by lower average prices, partially offset by higher average supply-related sales volumes.

The increase in CL&P’s NBFMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

CL&P is required by regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered into in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate.

Electric Transmission Revenues:  Electric transmission revenues increased $205.1 million due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual rate reconciliation filing with FERC.

Other Revenues and Eliminations: Other revenues primarily include the revenues of Eversource's service company, most of which are eliminated in consolidation. Eliminations are also related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers.

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power, Purchased Natural Gas and Transmission expense in 2024, as compared to 2023, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Energy supply procurement costs	$(1,243.2)
Other electric distribution costs	130.6
Natural gas supply costs	(218.8)
Transmission costs	77.8
Eliminations	(178.5)
Total Purchased Power, Purchased Natural Gas and Transmission	$(1,432.1)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, higher net metering costs and an increase in long-term renewable contract costs at NSTAR Electric, partially offset by a decrease in long-term renewable energy purchase contract costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs decreased due primarily to a decrease in the retail cost deferral and lower average prices, partially offset by higher average purchased volumes.

The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. These increases were partially offset by a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2024, as compared to 2023, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses (including labor and benefits)	$22.7
Uncollectible expense	14.9
Shared corporate costs (including IT system depreciation at Eversource Service)	11.2
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	6.3
General costs (including vendor services in corporate areas, insurance, fees and assessments)	3.8
Storm-related costs	(4.5)
Total Base Electric Distribution (Non-Tracked Costs)	54.4
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase due primarily to higher transmission expense, increases in grid modernization and pension tracking mechanisms at NSTAR Electric, and higher uncollectible expense	98.0
Total Electric Distribution and Electric Transmission	152.4
Natural Gas Distribution:
Base (Non-Tracked Costs) - Decrease due primarily to lower uncollectible expense	(14.2)
Tracked Costs	11.0
Total Natural Gas Distribution	(3.2)
Water Distribution	3.8
Eversource Parent and Other Companies - other operations and maintenance	26.8
Eliminations	(62.6)
Total Operations and Maintenance	$117.2

Depreciation expense increased due primarily to higher net plant in service balances.

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

The variance in Amortization is due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in 2024 as compared to 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment, resulting in an increase to amortization expense of $548.5 million. Amortization expense also increased at NSTAR Electric as a result of an increase in storm costs recovered in rates and increased at PSNH due to the absence of a 2023 benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the statement of income in 2023.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense decreased due primarily to the deferral adjustment, partially offset by higher program spending.

Taxes Other Than Income Taxes expense increased due primarily to higher property taxes as a result of higher utility plant balances and higher Connecticut gross earnings taxes.

Loss on Pending Sale of Aquarion relates to the impairment charge recorded in 2024 to write down the carrying value of the water business to fair value resulting from the expected sale of Aquarion. For further information, see "Business Development and Capital Expenditures – Pending Sale of Aquarion" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense increased due primarily to an increase in interest on long-term debt as a result of debt issuances ($220.7 million), higher interest on short-term notes payable due to increased borrowings ($16.0 million), an increase in interest expense on regulatory deferrals ($15.8 million), and higher amortization of debt discounts and premiums, net ($4.1 million), partially offset by an increase in capitalized AFUDC related to debt funds and other capitalized interest ($3.2 million), and a decrease in RRB interest expense ($1.4 million).

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

Other Income, Net increased due primarily to an increase in interest income primarily from regulatory deferrals ($44.0 million), an increase in equity in earnings related to Eversource’s equity method investments ($36.4 million), an increase in capitalized AFUDC related to equity funds ($19.7 million), investment income in 2024 compared to investment losses in 2023 driven by market volatility ($5.5 million) and a gain on the sale of an unregulated water business in 2024 ($4.4 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($17.5 million). The variance in Other Income, Net was also due to the absence in 2024 of a benefit in 2023 from the liquidation of Eversource’s equity method investment in a renewable energy fund in excess of its carrying value, partially offset by a charitable contribution made with a portion of the proceeds from the liquidation in 2023, as well as the absence in 2024 of a loss on the abandonment of land in 2023.

Income Tax Expense increased due primarily to higher pre-tax earnings ($319.0 million), a decrease in amortization of EDIT ($14.5 million), a higher share-based payment tax deficiency ($1.8 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($28.3 million). This was partially offset by a decrease in reserves ($9.0 million) primarily related to the loss on sales of Eversource’s offshore wind investments in 2024 compared to the impairment on these investments in 2023, lower state taxes ($49.3 million), and lower return to provision adjustments ($40.3 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)	2024	2023	Increase/ (Decrease)
Operating Revenues	$4,615.0	$4,578.8	$36.2	$3,720.9	$3,515.5	$205.4	$1,294.5	$1,447.9	$(153.4)
Operating Expenses:
Purchased Power and Transmission	1,836.9	2,612.9	(776.0)	1,045.3	1,154.0	(108.7)	244.4	605.0	(360.6)
Operations and Maintenance	815.3	733.3	82.0	735.0	668.5	66.5	288.3	284.4	3.9
Depreciation	406.5	376.9	29.6	407.7	372.6	35.1	154.1	140.4	13.7
Amortization of Regulatory Assets/(Liabilities), Net	104.5	(500.3)	604.8	130.9	16.1	114.8	136.1	(16.3)	152.4
Energy Efficiency Programs	171.7	133.5	38.2	263.4	325.6	(62.2)	42.9	39.6	3.3
Taxes Other Than Income Taxes	419.6	401.1	18.5	280.3	256.1	24.2	96.9	93.9	3.0
Total Operating Expenses	3,754.5	3,757.4	(2.9)	2,862.6	2,792.9	69.7	962.7	1,147.0	(184.3)
Operating Income	860.5	821.4	39.1	858.3	722.6	135.7	331.8	300.9	30.9
Interest Expense	231.0	193.4	37.6	222.7	189.2	33.5	77.8	72.8	5.0
Other Income, Net	77.6	61.6	16.0	191.4	164.1	27.3	31.1	26.6	4.5
Income Before Income Tax Expense	707.1	689.6	17.5	827.0	697.5	129.5	285.1	254.7	30.4
Income Tax Expense	194.5	170.9	23.6	190.6	153.0	37.6	70.2	59.0	11.2
Net Income	$512.6	$518.7	$(6.1)	$636.4	$544.5	$91.9	$214.9	$195.7	$19.2

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2024	2023	Increase	Percentage Increase
CL&P	20,151	19,577	574	2.9%
NSTAR Electric	23,365	22,401	964	4.3%
PSNH	7,807	7,590	217	2.9%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $36.2 million at CL&P and $205.4 million at NSTAR Electric and decreased $153.4 million at PSNH in 2024, as compared to 2023.

Base Distribution Revenues:
•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $105.3 million due primarily to a base distribution rate increase effective January 1, 2024.
•PSNH's distribution revenues increased $35.8 million due primarily to a temporary base distribution rate increase effective August 1, 2024.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply procurement, state mandated energy purchase agreements and other energy-related costs, retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for NSTAR Electric, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market and the sale of RECs to various counterparties.

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

The variance in tracked distribution revenues in 2024, as compared to 2023, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(710.5)	$(253.9)	$(275.2)
CL&P NBFMCC	544.9	—	—
NSTAR Electric net metering	—	133.1	—
Stranded costs	6.6	77.7	42.8
Retail transmission	(9.8)	60.2	48.5
CL&P System Benefit Charge	88.4	—	—
Other distribution tracking mechanisms	69.7	77.2	12.3
Wholesale Market Sales Revenue	62.8	(0.7)	(28.2)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement at CL&P, NSTAR Electric and PSNH was driven by lower average prices and lower average supply-related sales volumes.

The increase in CL&P’s NBFMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective January 1, 2023, CL&P reduced the average NBFMCC rate to a credit of $0.01524 per kWh. The rate reduction returned to customers the net benefits of higher wholesale market sales received in the ISO-NE market for these energy contracts. The average NBFMCC rate changed to $0.00000 per kWh effective July 1, 2023 and then to $0.00293 per kWh effective September 1, 2023. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

CL&P is required by regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered into in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate.

Transmission Revenues: Transmission revenues increased $69.6 million at CL&P, $89.5 million at NSTAR Electric and $46.0 million at PSNH due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and the impact of the annual rate reconciliation filing with FERC.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $86.3 million at CL&P, $86.0 million at NSTAR Electric and $38.2 million at PSNH.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense in 2024, as compared to 2023, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(710.2)	$(259.9)	$(273.1)
Other electric distribution costs	43.6	176.6	(89.6)
Transmission costs	(23.1)	60.6	40.3
Eliminations	(86.3)	(86.0)	(38.2)
Total Purchased Power and Transmission	$(776.0)	$(108.7)	$(360.6)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at CL&P is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, at NSTAR Electric is due to higher net metering costs and an increase in long-term renewable contract costs, and at PSNH is due primarily to a decrease in long-term renewable energy purchase contract costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The decrease in transmission costs at CL&P was due primarily to a decrease resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. The decrease was partially offset by an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.
•The increase in transmission costs at NSTAR Electric was due primarily to an increase resulting from the retail transmission cost deferral, an increase in costs billed by ISO-NE, and an increase in Local Network Service charges.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE and an increase in Local Network Service charges. These increases were partially offset by a decrease resulting from the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2024, as compared to 2023, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses (including labor and benefits)	$13.0	$7.8	$1.9
Uncollectible expense	5.4	11.2	(1.7)
Shared corporate costs (including IT system depreciation at Eversource Service)	5.1	4.0	2.1
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	3.8	4.5	(2.0)
Storm-related costs	(2.2)	3.5	(5.8)
General costs (including vendor services in corporate areas, insurance, fees and assessments)	(11.8)	3.6	12.0
Total Base Electric Distribution (Non-Tracked Costs)	13.3	34.6	6.5
Total Tracked Costs - Increase at CL&P due to higher uncollectible expense and at NSTAR Electric due to an increase in grid modernization costs	68.7	31.9	(2.6)
Total Operations and Maintenance	$82.0	$66.5	$3.9

Depreciation expense increased for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets/(Liabilities), Net is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased in 2024 as compared to 2023, and the higher collections lowered the regulatory under-recovery deferral adjustment recorded in the same period, resulting in an increase to amortization expense of $548.5 million.
•The increase in expense at NSTAR Electric was due to the deferral adjustment of energy-related and other tracked costs that are included in the transition and solar facilities regulatory mechanisms, and higher amortization of storm costs recovered in rates.

•The increase in expense at PSNH was due to the deferral adjustment of energy-related and other tracked costs that are included in the stranded cost recovery charge regulatory mechanism and the absence of a 2023 benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired from Consolidated Communications on May 1, 2023. The establishment of the PPAM regulatory asset resulted in a pre-tax benefit of $16.9 million recorded in Amortization expense on the PSNH statement of income in 2023.

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

•The increase at CL&P was due to the deferral adjustment and higher program spending.
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
•The increase at PSNH was due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due primarily to the following:

•The increase at CL&P was due to higher interest on long-term debt as a result of debt issuances ($26.0 million), an increase in interest expense on regulatory deferrals ($5.8 million), higher interest on short-term notes payable due to increased borrowings ($4.6 million) and higher amortization of debt discounts and premiums, net ($0.9 million), partially offset by an increase in capitalized AFUDC related to debt funds ($0.4 million).
•The increase at NSTAR Electric was due to higher interest on long-term debt as a result of debt issuances ($23.2 million), an increase in interest expense on regulatory deferrals ($11.8 million), higher interest on short-term notes payable due to increased borrowings ($7.8 million) and higher amortization of debt discounts and premiums, net ($0.6 million), partially offset by an increase in capitalized AFUDC related to debt funds ($10.0 million).
•The increase at PSNH was due primarily to higher interest on long-term debt as a result of a debt issuance ($14.8 million), partially offset by a decrease in interest expense on regulatory deferrals ($4.3 million), an increase in capitalized AFUDC related to debt funds ($2.8 million), a decrease in RRB interest expense ($1.4 million), lower interest on short-term notes payable ($0.8 million) and lower amortization of debt discounts and premiums, net ($0.6 million).

Other Income, Net - the variance is due primarily to the following:

•The increase at CL&P was due primarily to an increase in interest income primarily on regulatory deferrals ($19.3 million), an increase in capitalized AFUDC related to equity funds ($2.4 million) and a decrease in investment losses driven by market volatility ($1.0 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($6.7 million).
•The increase at NSTAR Electric was due primarily to an increase in interest income primarily on regulatory deferrals ($16.4 million), an increase in capitalized AFUDC related to equity funds ($13.1 million) and investment income in 2024 compared to investment losses in 2023 driven by market volatility ($2.1 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($4.6 million).
•The increase at PSNH was due primarily to an increase in interest income primarily on regulatory deferrals ($4.3 million), an increase in capitalized AFUDC related to equity funds ($1.6 million) and a decrease in investment losses driven by market volatility ($0.2 million), partially offset by a decrease related to pension, SERP and PBOP non-service income components ($1.3 million).

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($3.7 million), a decrease in amortization of EDIT ($1.3 million), an increase in valuation allowances ($8.8 million), higher share-based payment tax deficiency ($0.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($10.6 million), partially offset by lower state taxes ($0.2 million), and lower return to provision adjustments ($1.2 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($27.3 million), higher state taxes ($7.4 million), higher share-based payment tax deficiency ($0.6 million), and a decrease in amortization of EDIT ($8.4 million), partially offset by lower return to provision adjustments ($1.4 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.7 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($6.4 million), a decrease in amortization of EDIT ($0.3 million), higher state taxes ($1.5 million), and higher return to provision adjustments ($3.0 million).

EARNINGS SUMMARY

CL&P's earnings decreased $6.1 million in 2024, as compared to 2023, due primarily to higher interest expense, a higher effective tax rate, higher depreciation expense, higher operations and maintenance expense, and higher property tax expense. The earnings decrease was partially offset by higher revenues from its capital tracking mechanism due to increased electric system improvements, an increase in transmission earnings driven primarily by a higher transmission rate base, and an increase in interest income primarily on regulatory deferrals.

NSTAR Electric's earnings increased $91.9 million in 2024, as compared to 2023, due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2024, an increase in transmission earnings driven primarily by a higher transmission rate base, an increase in interest income primarily on regulatory deferrals, higher revenues from its capital tracking mechanisms due to increased investments, a lower effective tax rate, and higher AFUDC equity income. The earnings increase was partially offset by higher operations and maintenance expense, higher interest expense, higher property tax expense, and higher depreciation expense.

PSNH's earnings increased $19.2 million in 2024, as compared to 2023, due primarily to higher revenues as a result of the base distribution rate increase effective August 1, 2024 and an increase in transmission earnings driven primarily by a higher transmission rate base. The earnings increase was partially offset by the absence of a prior year benefit related to the establishment of a new regulatory tracking mechanism that allowed for the recovery of previously incurred operating expenses associated with poles acquired on May 1, 2023, higher operations and maintenance expense, higher depreciation expense, higher interest expense, and a higher effective tax rate.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $683.4 million in 2024, as compared to $449.6 million in 2023.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and other regulatory tracking mechanisms partially offset by the unfavorable impact in the timing of collections for energy supply costs, the timing of cash payments made on our accounts payable, a $19.9 million decrease in cost of removal expenditures, an $18.9 million decrease in cash payments to vendors for storm costs, and a $3.3 million increase in income tax refunds received in 2024 compared to 2023. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities) on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $687.6 million in 2024, as compared to $713.6 million in 2023.  The decrease in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an $87.4 million increase in income tax payments made, an increase in regulatory under-recoveries driven by the timing of collections for energy efficiency, residential assistance and other regulatory tracking mechanisms partially offset by the favorable impact in the timing of collections for net metering costs, and the timing of cash payments made on our accounts payable. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These unfavorable impacts were partially offset by a $9.1 million decrease in cost of removal expenditures and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $321.3 million in 2024, as compared to $32.0 million in 2023.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven by the timing of collections for stranded costs, net metering and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities) on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $23.9 million decrease in income tax refunds received in 2024 compared to 2023, a $5.6 million increase in cash payments to vendors for storm costs, and a $2.5 million increase in cost of removal expenditures.

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

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates.  As of December 31, 2024, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2024, our regulated companies held collateral (letters of credit or cash) of $15 million from counterparties related to our standard service contracts. As of December 31, 2024, Eversource had $21.4 million of cash posted with ISO-NE related to energy transactions.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2024.

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matters
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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to regulation by federal, Connecticut, Massachusetts, and New Hampshire utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric, natural gas, and water distribution companies. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 2, regulatory proceedings in recent years have focused on the recoverability of costs, including storm costs, regulatory tracking mechanisms and benefit costs, amongst others. In some cases, the Company records regulatory assets before approval for recovery has been received from the applicable regulatory commission. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.
We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of costs deferred as regulatory assets.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We performed audit procedures on deferred storm restoration costs for completeness and accuracy.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery in rates for regulatory assets to assess management’s assertion that amounts are probable of recovery.

Investments in Unconsolidated Affiliates – Impact of Offshore Wind Investment Divestiture - Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

In the third quarter of 2024, Eversource sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s offshore wind business continues to hold a noncontrolling tax equity investment in the South Fork Wind project through a 100 percent ownership in the Class A shares of South Fork Wind Holdings, LLC.

Upon sale, Eversource recorded a loss of approximately $524 million. As part of the sale, Eversource agreed to make certain post-closing purchase price adjustment payments, which could further impact the final purchase price. The Company recorded a liability of $365 million reflecting its estimate of the future obligations under the sale terms, which primarily include a cost overrun sharing obligation, an expected obligation to maintain the buyer’s internal rate of return and obligations for other future costs.

We identified the evaluation of the offshore wind investment divestiture as a critical audit matter because of the extensive effort required to audit the subjective and complex judgments associated with the determination of the loss on sale and related contingent liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the offshore wind investment divestiture included the following, among others:

•    We tested the effectiveness of management’s controls over loss considerations including the recording and disclosure of the loss on the offshore wind investments, including estimates and assumptions used to measure the loss. We tested the effectiveness of management’s controls over the loss recognition on the investments.

•    We evaluated the Company’s disclosures related to the offshore wind transactions in the financial statements.

•    We evaluated management’s assumptions utilized in recording the loss on investments.

•    We evaluated the sufficiency of the contingent liability based on facts and circumstances that existed as of the reporting date.

•    We made inquiries of management and evaluated management’s analysis that supported the project forecast, the timing of the loss, and the assumptions made in the recording of the loss on investments, including the contingent liability.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 14, 2025

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2024	2023

ASSETS
Current Assets:
Cash	$26,656	$53,873
Receivables, Net (net of allowance for uncollectible accounts of $556,164 and $554,455 as of December 31, 2024 and 2023, respectively)	1,651,325	1,431,531
Unbilled Revenues	242,169	225,325
Materials, Supplies, Natural Gas and REC Inventory	594,568	507,307
Regulatory Assets	2,189,660	1,674,196
Current Assets Held for Sale	56,327	—
Prepayments and Other Current Assets	315,368	355,762
Total Current Assets	5,076,073	4,247,994
Property, Plant and Equipment, Net	40,986,578	39,498,607
Deferred Debits and Other Assets:
Regulatory Assets	4,880,974	4,714,970
Goodwill	3,571,333	4,532,100
Investments in Unconsolidated Affiliates	168,652	660,473
Prepaid Pension and PBOP	1,336,633	1,028,207
Marketable Securities	320,272	337,814
Long-Term Assets Held for Sale	2,611,145	—
Other Long-Term Assets	642,869	592,080
Total Deferred Debits and Other Assets	13,531,878	11,865,644
Total Assets	$59,594,529	$55,612,245

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$2,042,793	$1,930,422
Long-Term Debt – Current Portion	1,003,150	824,847
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,736,880	1,869,187
Accrued Interest	341,558	260,577
Regulatory Liabilities	632,282	591,750
Current Liabilities Held for Sale	52,593	—
Other Current Liabilities	868,491	821,404
Total Current Liabilities	6,720,957	6,341,397
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,411,206	5,303,730
Regulatory Liabilities	4,032,564	4,022,923
Asset Retirement Obligations	590,890	505,844
Accrued SERP and PBOP	95,400	123,754
Long-Term Liabilities Held for Sale	398,859	—
Other Long-Term Liabilities	1,123,999	1,029,238
Total Deferred Credits and Other Liabilities	11,652,918	10,985,489
Long-Term Debt	25,701,627	23,588,616
Rate Reduction Bonds	324,072	367,282
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,569
Common Shareholders' Equity:
Common Shares	1,878,622	1,799,920
Capital Surplus, Paid In	9,428,905	8,460,876
Retained Earnings	3,929,141	4,142,515
Accumulated Other Comprehensive Loss	(26,472)	(33,737)
Treasury Stock	(170,809)	(195,682)
Common Shareholders' Equity	15,039,387	14,173,892
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$59,594,529	$55,612,245
The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2024	2023	2022

Operating Revenues	$11,900,809	$11,910,705	$12,289,336

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	3,736,078	5,168,241	5,014,074
Operations and Maintenance	2,012,926	1,895,703	1,865,328
Depreciation	1,433,503	1,305,840	1,194,246
Amortization	342,864	(490,117)	448,892
Energy Efficiency Programs	671,828	691,344	658,051
Taxes Other Than Income Taxes	997,901	940,359	910,591
Loss on Pending Sale of Aquarion	297,000	—	—
Total Operating Expenses	9,492,100	9,511,370	10,091,182
Operating Income	2,408,709	2,399,335	2,198,154
Interest Expense	1,111,336	855,441	678,274
Losses on Offshore Wind Investments	464,019	2,167,000	—
Other Income, Net	410,482	348,069	346,088
Income/(Loss) Before Income Tax Expense	1,243,836	(275,037)	1,865,968
Income Tax Expense	424,664	159,684	453,574
Net Income/(Loss)	819,172	(434,721)	1,412,394
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income/(Loss) Attributable to Common Shareholders	$811,653	$(442,240)	$1,404,875

Basic Earnings/(Loss) Per Common Share	$2.27	$(1.27)	$4.05

Diluted Earnings/(Loss) Per Common Share	$2.27	$(1.26)	$4.05

Weighted Average Common Shares Outstanding:
Basic	357,482,965	349,580,638	346,783,444
Diluted	357,779,408	349,840,481	347,246,768

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Net Income/(Loss)	$819,172	$(434,721)	$1,412,394
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains/(Losses) on Marketable Securities	—	1,252	(1,636)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	7,245	4,412	4,470
Other Comprehensive Income, Net of Tax	7,265	5,684	2,854
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income/(Loss) Attributable to Common Shareholders	$818,918	$(436,556)	$1,407,729

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2022	344,403,196	$1,789,092	$8,098,514	$5,005,391	$(42,275)	$(250,878)	$14,599,844
Net Income				1,412,394			1,412,394
Dividends on Common Shares - $2.55 Per Share				(883,113)			(883,113)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	2,165,671	10,828	189,077				199,905
Capital Stock Expense			(2,847)				(2,847)
Long-Term Incentive Plan Activity			8,335				8,335
Issuance of Treasury Shares	949,724		53,822			17,350	71,172
Issuance of Treasury Shares for Acquisition of The Torrington Water Company	925,264		54,830			17,303	72,133
Other Comprehensive Income					2,854		2,854
Balance as of December 31, 2022	348,443,855	1,799,920	8,401,731	5,527,153	(39,421)	(216,225)	15,473,158
Net Loss				(434,721)			(434,721)
Dividends on Common Shares - $2.70 Per Share				(942,398)			(942,398)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			1,375				1,375
Issuance of Treasury Shares	1,096,411		57,770			20,543	78,313
Other Comprehensive Income					5,684		5,684
Balance as of December 31, 2023	349,540,266	1,799,920	8,460,876	4,142,515	(33,737)	(195,682)	14,173,892
Net Income				819,172			819,172
Dividends on Common Shares - $2.86 Per Share				(1,025,027)			(1,025,027)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	15,740,294	78,702	921,387				1,000,089
Capital Stock Expense			(10,642)				(10,642)
Long-Term Incentive Plan Activity			(6,557)				(6,557)
Issuance of Treasury Shares	1,327,492		63,841			24,873	88,714
Other Comprehensive Income					7,265		7,265
Balance as of December 31, 2024	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Activities:
Net Income/(Loss)	$819,172	$(434,721)	$1,412,394
Adjustments to Reconcile Net Income/(Loss) to Net Cash Flows Provided by Operating Activities:
Depreciation	1,433,503	1,305,840	1,194,246
Deferred Income Taxes	435,889	85,405	346,779
Uncollectible Expense	74,069	72,468	61,876
Pension, SERP and PBOP Income, Net	(73,564)	(90,706)	(160,857)
Pension and PBOP Contributions	(5,915)	(6,860)	(83,148)
Regulatory Under Recoveries, Net	(919,359)	(151,548)	(205,294)
Customer Credits at CL&P related to PURA Settlement Agreement and Storm Performance Penalty	—	—	(72,041)
Amortization	342,864	(490,117)	448,892
Cost of Removal Expenditures	(294,984)	(315,699)	(303,755)
Payment in 2022 of Withheld Property Taxes	—	—	(78,446)
Losses on Offshore Wind Investments	464,019	2,167,000	—
Loss on Pending Sale of Aquarion	297,000	—	—
Other	(102,450)	(53,026)	(39,192)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(432,620)	(124,393)	(470,593)
Taxes Receivable/Accrued, Net	55,502	36,357	18,358
Accounts Payable	47,082	(287,637)	377,657
Other Current Assets and Liabilities, Net	19,529	(66,202)	(45,583)
Net Cash Flows Provided by Operating Activities	2,159,737	1,646,161	2,401,293

Investing Activities:
Investments in Property, Plant and Equipment	(4,480,529)	(4,336,849)	(3,441,852)
Proceeds from Sales of Marketable Securities	268,164	395,604	457,612
Purchases of Marketable Securities	(242,959)	(336,779)	(424,174)
Investments in Unconsolidated Affiliates	(929,688)	(1,680,473)	(742,496)
Proceeds from Unconsolidated Affiliates	862,713	1,090,662	—
Other Investing Activities	(13,365)	(2,897)	20,420
Net Cash Flows Used in Investing Activities	(4,535,664)	(4,870,732)	(4,130,490)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	989,447	—	197,058
Cash Dividends on Common Shares	(1,001,488)	(918,995)	(860,033)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
(Decrease)/Increase in Notes Payable	(94,959)	695,552	(78,170)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Issuance of Long-Term Debt	4,501,623	5,198,345	4,045,000
Retirement of Long-Term Debt	(1,949,995)	(2,008,470)	(1,175,000)
Other Financing Activities	(57,082)	(46,466)	(48,185)
Net Cash Flows Provided by Financing Activities	2,336,817	2,869,237	2,029,941
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(39,110)	(355,334)	300,744
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	166,418	521,752	221,008
Cash, Cash Equivalents and Restricted Cash - End of Year	$127,308	$166,418	$521,752

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2024.

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2024 and 2023, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to regulation by federal and Connecticut utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric distribution business. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 2, regulatory proceedings in recent years have focused on the recoverability of costs, including storm costs, regulatory tracking mechanisms and benefit costs, amongst others. In some cases, the Company records regulatory assets before approval for recovery has been received from the applicable regulatory commission. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.

We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of costs deferred as regulatory assets.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We performed audit procedures on deferred storm restoration costs for completeness and accuracy.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery in rates for regulatory assets to assess management’s assertion that amounts are probable of recovery.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 14, 2025

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2024	2023

ASSETS
Current Assets:
Cash	$1,093	$10,213
Receivables, Net (net of allowance for uncollectible accounts of $279,108 and $296,030 as of December 31, 2024 and 2023, respectively)	663,171	558,993
Accounts Receivable from Affiliated Companies	68,723	60,450
Unbilled Revenues	59,759	57,403
Materials, Supplies and REC Inventory	217,316	156,467
Regulatory Assets	638,529	480,369
Prepayments and Other Current Assets	51,688	94,789
Total Current Assets	1,700,279	1,418,684
Property, Plant and Equipment, Net	13,002,193	12,340,192
Deferred Debits and Other Assets:
Regulatory Assets	1,687,029	1,662,778
Prepaid Pension and PBOP	182,483	129,801
Other Long-Term Assets	267,861	298,169
Total Deferred Debits and Other Assets	2,137,373	2,090,748
Total Assets	$16,839,845	$15,849,624

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$280,000	$249,670
Long-Term Debt – Current Portion	2,944	—
Accounts Payable	548,100	622,055
Accounts Payable to Affiliated Companies	137,150	134,726
Obligations to Third Party Suppliers	63,840	75,753
Regulatory Liabilities	124,122	102,239
Derivative Liabilities	71,090	81,944
Other Current Liabilities	170,854	127,703
Total Current Liabilities	1,398,100	1,394,090
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,052,806	1,860,122
Regulatory Liabilities	1,395,883	1,315,928
Other Long-Term Liabilities	204,801	258,185
Total Deferred Credits and Other Liabilities	3,653,490	3,434,235
Long-Term Debt	5,108,173	4,814,429
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,384,265
Retained Earnings	2,819,107	2,645,868
Accumulated Other Comprehensive Income	158	185
Common Stockholder's Equity	6,563,882	6,090,670
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$16,839,845	$15,849,624

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Revenues	$4,614,977	$4,578,804	$4,817,744

Operating Expenses:
Purchased Power and Transmission	1,836,911	2,612,949	2,110,253
Operations and Maintenance	815,345	733,287	707,162
Depreciation	406,540	376,904	355,511
Amortization of Regulatory Assets/(Liabilities), Net	104,446	(500,367)	335,636
Energy Efficiency Programs	171,690	133,453	134,222
Taxes Other Than Income Taxes	419,575	401,135	384,746
Total Operating Expenses	3,754,507	3,757,361	4,027,530
Operating Income	860,470	821,443	790,214
Interest Expense	231,004	193,361	169,348
Other Income, Net	77,591	61,560	83,252
Income Before Income Tax Expense	707,057	689,642	704,118
Income Tax Expense	194,459	170,909	171,198
Net Income	$512,598	$518,733	$532,920

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Net Income	$512,598	$518,733	$532,920
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(27)	(26)	(26)
Changes in Unrealized Gains/(Losses) on Marketable Securities	—	42	(56)
Other Comprehensive (Loss)/Income, Net of Tax	(27)	16	(82)
Comprehensive Income	$512,571	$518,749	$532,838

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	6,035,205	$60,352	$3,010,765	$2,228,133	$251	$5,299,501
Net Income				532,920		532,920
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(292,400)		(292,400)
Capital Contributions from Eversource Parent			250,000			250,000
Other Comprehensive Loss					(82)	(82)
Balance as of December 31, 2022	6,035,205	60,352	3,260,765	2,463,094	169	5,784,380
Net Income				518,733		518,733
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(330,400)		(330,400)
Capital Contributions from Eversource Parent			123,500			123,500
Other Comprehensive Income					16	16
Balance as of December 31, 2023	6,035,205	60,352	3,384,265	2,645,868	185	6,090,670
Net Income				512,598		512,598
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(333,800)		(333,800)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(27)	(27)
Balance as of December 31, 2024	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Activities:
Net Income	$512,598	$518,733	$532,920
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	406,540	376,904	355,511
Deferred Income Taxes	175,424	184,037	45,381
Uncollectible Expense	17,190	11,675	15,578
Pension, SERP and PBOP Income, Net	(12,019)	(18,316)	(28,971)
Regulatory (Under)/Over Recoveries, Net	(257,561)	157,200	(144,793)
Customer Credits related to PURA Settlement Agreement and Storm Performance Penalty	—	—	(72,041)
Amortization of Regulatory Assets/(Liabilities), Net	104,446	(500,367)	335,636
Cost of Removal Expenditures	(60,536)	(80,479)	(71,596)
Other	(47,680)	(16,194)	(25,927)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(175,162)	(100,684)	(256,338)
Taxes Receivable/Accrued, Net	64,914	25,633	897
Accounts Payable	4,232	(88,040)	207,698
Other Current Assets and Liabilities, Net	(48,973)	(20,535)	(24,308)
Net Cash Flows Provided by Operating Activities	683,413	449,567	869,647

Investing Activities:
Investments in Property, Plant and Equipment	(978,532)	(1,093,121)	(876,740)
Other Investing Activities	—	173	591
Net Cash Flows Used in Investing Activities	(978,532)	(1,092,948)	(876,149)

Financing Activities:
Cash Dividends on Common Stock	(333,800)	(330,400)	(292,400)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	(177,000)	457,000	—
Issuance of Long-Term Debt	650,000	800,000	—
Retirement of Long-Term Debt	(139,800)	(400,000)	—
Capital Contributions from Eversource Parent	300,000	123,500	250,000
Other Financing Activities	(8,856)	(9,244)	—
Net Cash Flows Provided by/(Used In) Financing Activities	284,985	635,297	(47,959)
Net Decrease in Cash and Restricted Cash	(10,134)	(8,084)	(54,461)
Cash and Restricted Cash - Beginning of Year	12,243	20,327	74,788
Cash and Restricted Cash - End of Year	$2,109	$12,243	$20,327

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2024.

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to regulation by federal and Massachusetts utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric distribution business. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 2, regulatory proceedings in recent years have focused on the recoverability of costs. In some cases, the Company records regulatory assets before approval for recovery has been received from the applicable regulatory commission. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.

We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of costs deferred as regulatory assets.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery in rates for regulatory assets to assess management’s assertion that amounts are probable of recovery.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 14, 2025

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2024	2023

ASSETS
Current Assets:
Cash	$911	$6,740
Receivables, Net (net of allowance for uncollectible accounts of $114,910 and $97,026 as of December 31, 2024 and 2023, respectively)	614,563	487,707
Accounts Receivable from Affiliated Companies	82,921	74,634
Unbilled Revenues	59,079	49,897
Materials, Supplies and REC Inventory	220,621	173,770
Regulatory Assets	902,770	676,083
Prepayments and Other Current Assets	72,986	41,464
Total Current Assets	1,953,851	1,510,295
Property, Plant and Equipment, Net	14,037,828	12,753,787
Deferred Debits and Other Assets:
Regulatory Assets	1,204,337	1,281,836
Prepaid Pension and PBOP	724,661	608,617
Other Long-Term Assets	154,571	116,978
Total Deferred Debits and Other Assets	2,083,569	2,007,431
Total Assets	$18,075,248	$16,271,513

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$504,782	$365,847
Long-Term Debt – Current Portion	250,000	—
Accounts Payable	534,868	599,696
Accounts Payable to Affiliated Companies	153,672	144,622
Obligations to Third Party Suppliers	163,711	139,823
Renewable Portfolio Standards Compliance Obligations	106,399	116,010
Regulatory Liabilities	436,312	368,070
Other Current Liabilities	95,798	84,688
Total Current Liabilities	2,245,542	1,818,756
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,005,439	1,849,613
Regulatory Liabilities	1,643,079	1,585,311
Other Long-Term Liabilities	377,462	327,388
Total Deferred Credits and Other Liabilities	4,025,980	3,762,312
Long-Term Debt	4,844,920	4,496,947
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,788,842	3,013,842
Retained Earnings	3,127,105	3,136,612
Accumulated Other Comprehensive (Loss)/Income	(141)	44
Common Stockholder's Equity	6,915,806	6,150,498
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$18,075,248	$16,271,513

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Revenues	$3,720,877	$3,515,539	$3,583,070

Operating Expenses:
Purchased Power and Transmission	1,045,306	1,154,013	1,264,824
Operations and Maintenance	735,019	668,466	640,834
Depreciation	407,699	372,578	361,969
Amortization of Regulatory Assets, Net	130,869	16,150	83,855
Energy Efficiency Programs	263,405	325,593	332,247
Taxes Other Than Income Taxes	280,261	256,090	246,705
Total Operating Expenses	2,862,559	2,792,890	2,930,434
Operating Income	858,318	722,649	652,636
Interest Expense	222,794	189,254	162,892
Other Income, Net	191,405	164,129	142,661
Income Before Income Tax Expense	826,929	697,524	632,405
Income Tax Expense	190,576	152,996	139,977
Net Income	$636,353	$544,528	$492,428
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Net Income	$636,353	$544,528	$492,428
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(205)	(272)	(221)
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains/(Losses) on Marketable Securities	—	12	(16)
Other Comprehensive Loss, Net of Tax	(185)	(240)	(217)
Comprehensive Income	$636,168	$544,288	$492,211

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	200	$—	$2,253,942	$2,718,576	$501	$4,973,019
Net Income				492,428		492,428
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(287,600)		(287,600)
Capital Contributions from Eversource Parent			525,000			525,000
Other Comprehensive Loss					(217)	(217)
Balance as of December 31, 2022	200	—	2,778,942	2,921,444	284	5,700,670
Net Income				544,528		544,528
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			234,900			234,900
Other Comprehensive Loss					(240)	(240)
Balance as of December 31, 2023	200	—	3,013,842	3,136,612	44	6,150,498
Net Income				636,353		636,353
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(643,900)		(643,900)
Capital Contributions from Eversource Parent			775,000			775,000
Other Comprehensive Loss					(185)	(185)
Balance as of December 31, 2024	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Activities:
Net Income	$636,353	$544,528	$492,428
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	407,699	372,578	361,969
Deferred Income Taxes	111,177	96,224	78,039
Uncollectible Expense	33,607	22,791	21,550
Pension, SERP and PBOP Income, Net	(36,104)	(41,554)	(55,830)
Pension Contributions	—	—	(15,000)
Regulatory Under Recoveries, Net	(271,689)	(141,865)	(88,220)
Amortization of Regulatory Assets, Net	130,869	16,150	83,855
Cost of Removal Expenditures	(59,187)	(68,290)	(57,339)
Payment in 2022 of Withheld Property Taxes	—	—	(76,311)
Other	(25,876)	(2,123)	(14,294)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(179,783)	(82,659)	(23,757)
Taxes Receivable/Accrued, Net	(37,779)	27,394	35,143
Accounts Payable	1,412	11,357	8,815
Other Current Assets and Liabilities, Net	(23,137)	(40,974)	20,430
Net Cash Flows Provided by Operating Activities	687,562	713,557	771,478

Investing Activities:
Investments in Property, Plant and Equipment	(1,563,326)	(1,376,135)	(954,281)
Other Investing Activities	—	48	165
Net Cash Flows Used in Investing Activities	(1,563,326)	(1,376,087)	(954,116)

Financing Activities:
Cash Dividends on Common Stock	(643,900)	(327,400)	(287,600)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
Increase/(Decrease) in Notes Payable	138,935	365,847	(162,500)
Capital Contributions from Eversource Parent	775,000	234,900	525,000
Issuance of Long-Term Debt	600,000	150,000	850,000
Retirement of Long-Term Debt	—	(80,000)	(400,000)
Other Financing Activities	(6,073)	(1,365)	(13,188)
Net Cash Flows Provided by Financing Activities	862,002	340,022	509,752
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(13,762)	(322,508)	327,114
Cash, Cash Equivalents and Restricted Cash - Beginning of Year	22,785	345,293	18,179
Cash, Cash Equivalents and Restricted Cash - End of Year	$9,023	$22,785	$345,293

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2024.

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to regulation by federal and New Hampshire utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s electric distribution business. Management has determined it meets the criteria for the application of regulated operations accounting in preparing its financial statements under accounting principles generally accepted in the United States of America. Judgment can be required to determine if otherwise recognizable incurred costs qualify to be presented as a regulatory asset and deferred because such costs are probable of future recovery in customer rates. As discussed in Note 2, regulatory proceedings in recent years have focused on the recoverability of costs. In some cases, the Company records regulatory assets before approval for recovery has been received from the applicable regulatory commission. As a result, assessing the potential outcomes of future regulatory orders requires management judgment.

We identified the impact of rate regulation related to regulatory assets as a critical audit matter due to the judgments made by management, including assumptions regarding the outcome of future decisions by the Commissions to support its assertions on the likelihood of future recovery for deferred costs. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities as it relates to regulatory assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of the recovery in future rates of costs deferred as regulatory assets.

• We evaluated the Company’s disclosures related to the applicability and impacts of rate regulation, including the balances recorded and regulatory developments disclosed in the financial statements.

• We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

• For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

• We made inquiries of management, including legal counsel, and obtained the regulatory orders and analysis from management that support the probability of recovery in rates for regulatory assets to assess management’s assertion that amounts are probable of recovery.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 14, 2025

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2024	2023

ASSETS
Current Assets:
Cash	$1,431	$240
Receivables, Net (net of allowance for uncollectible accounts of $14,090 and $14,322 as of December 31, 2024 and 2023, respectively)	163,063	152,276
Accounts Receivable from Affiliated Companies	27,285	18,214
Unbilled Revenues	57,226	55,012
Materials, Supplies and REC Inventory	75,778	77,066
Regulatory Assets	173,267	189,450
Special Deposits	32,668	31,586
Prepayments and Other Current Assets	15,916	45,635
Total Current Assets	546,634	569,479
Property, Plant and Equipment, Net	5,089,943	4,574,652
Deferred Debits and Other Assets:
Regulatory Assets	892,411	773,783
Prepaid Pension and PBOP	91,005	58,979
Other Long-Term Assets	21,948	16,558
Total Deferred Debits and Other Assets	1,005,364	849,320
Total Assets	$6,641,941	$5,993,451

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$131,100	$233,000
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	226,074	205,744
Accounts Payable to Affiliated Companies	45,141	41,272
Regulatory Liabilities	121,058	117,515
Other Current Liabilities	92,018	72,328
Total Current Liabilities	658,601	713,069
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	781,559	691,532
Regulatory Liabilities	394,982	393,574
Other Long-Term Liabilities	43,859	42,484
Total Deferred Credits and Other Liabilities	1,220,400	1,127,590
Long-Term Debt	1,732,066	1,431,591
Rate Reduction Bonds	324,072	367,282
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,898,134	1,698,134
Retained Earnings	808,668	655,785
Common Stockholder's Equity	2,706,802	2,353,919
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$6,641,941	$5,993,451

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Revenues	$1,294,493	$1,447,873	$1,474,799

Operating Expenses:
Purchased Power and Transmission	244,351	604,983	665,478
Operations and Maintenance	288,342	284,442	255,991
Depreciation	154,072	140,417	127,962
Amortization of Regulatory Assets/(Liabilities), Net	136,113	(16,343)	42,867
Energy Efficiency Programs	42,871	39,618	37,434
Taxes Other Than Income Taxes	96,969	93,894	95,301
Total Operating Expenses	962,718	1,147,011	1,225,033
Operating Income	331,775	300,862	249,766
Interest Expense	77,770	72,786	59,548
Other Income, Net	31,123	26,597	32,666
Income Before Income Tax Expense	285,128	254,673	222,884
Income Tax Expense	70,245	59,014	51,314
Net Income	$214,883	$195,659	$171,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Net Income	$214,883	$195,659	$171,570
Other Comprehensive Income/(Loss), Net of Tax:
Changes in Unrealized Gains/(Losses) on Marketable Securities	—	73	(96)
Other Comprehensive Income/(Loss), Net of Tax	—	73	(96)
Comprehensive Income	$214,883	$195,732	$171,474

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2022	301	$—	$1,088,134	$504,556	$23	$1,592,713
Net Income				171,570		171,570
Dividends on Common Stock				(104,000)		(104,000)
Capital Contributions from Eversource Parent			210,000			210,000
Other Comprehensive Loss					(96)	(96)
Balance as of December 31, 2022	301	—	1,298,134	572,126	(73)	1,870,187
Net Income				195,659		195,659
Dividends on Common Stock				(112,000)		(112,000)
Capital Contributions from Eversource Parent			400,000			400,000
Other Comprehensive Income					73	73
Balance as of December 31, 2023	301	—	1,698,134	655,785	—	2,353,919
Net Income				214,883		214,883
Dividends on Common Stock				(62,000)		(62,000)
Capital Contributions from Eversource Parent			200,000			200,000
Balance as of December 31, 2024	301	$—	$1,898,134	$808,668	$—	$2,706,802

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2024	2023	2022

Operating Activities:
Net Income	$214,883	$195,659	$171,570
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	154,072	140,417	127,962
Deferred Income Taxes	77,082	118,970	15,765
Uncollectible Expense	4,688	3,989	9,211
Pension, SERP and PBOP Income, Net	(8,759)	(10,484)	(16,421)
Regulatory (Under)/Over Recoveries, Net	(227,943)	(273,472)	53,181
Amortization of Regulatory Assets/(Liabilities), Net	136,113	(16,343)	42,867
Cost of Removal Expenditures	(42,507)	(39,976)	(39,895)
Other	53	10,391	8,691
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(29,875)	(5,434)	(62,078)
Taxes Receivable/Accrued, Net	30,443	916	(23,492)
Accounts Payable	(7,204)	(55,957)	81,046
Other Current Assets and Liabilities, Net	20,255	(36,637)	(6,908)
Net Cash Flows Provided by Operating Activities	321,301	32,039	361,499

Investing Activities:
Investments in Property, Plant and Equipment	(608,812)	(605,109)	(485,611)
Other Investing Activities	—	296	1,013
Net Cash Flows Used in Investing Activities	(608,812)	(604,813)	(484,598)

Financing Activities:
Cash Dividends on Common Stock	(62,000)	(112,000)	(104,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(101,900)	59,700	62,700
Issuance of Long-Term Debt	300,000	600,000	—
Retirement of Long-Term Debt	—	(325,000)	—
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Capital Contributions from Eversource Parent	200,000	400,000	210,000
Other Financing Activities	(3,140)	(8,524)	(705)
Net Cash Flows Provided by Financing Activities	289,750	570,966	124,785
Net Increase/(Decrease) in Cash and Restricted Cash	2,239	(1,808)	1,686
Cash and Restricted Cash - Beginning of Year	35,004	36,812	35,126
Cash and Restricted Cash - End of Year	$37,243	$35,004	$36,812

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     About Eversource, CL&P, NSTAR Electric and PSNH
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas, NSTAR Gas and EGMA (natural gas utilities), and Aquarion (water utilities). Eversource provides energy delivery and/or water service to approximately 4.6 million electric, natural gas and water customers through twelve regulated utilities in Connecticut, Massachusetts and New Hampshire.

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

Eversource holds equity ownership interests that are not consolidated and are accounted for under the equity method. In the third quarter of 2024, Eversource sold its 50 percent equity ownership interests in three offshore wind projects that had been accounted for under the equity method. See Note 6, “Investments in Unconsolidated Affiliates,” for further information.

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

As of December 31, 2024 and 2023, Eversource's carrying amount of goodwill was $3.57 billion and $4.53 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment assessment for each of its reporting units as of October 1, 2024, and performed an interim goodwill impairment test in the fourth quarter of 2024. Eversource recorded a goodwill impairment charge of $297 million in 2024 as a result of the likely sale of Aquarion at a loss. See Note 25, "Goodwill," for further information. The assets and liabilities of the Aquarion water distribution business, including remaining goodwill of $662.5 million, met the criteria to be classified as held for sale as of December 31, 2024. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been reclassified as held for sale. See Note 24, "Assets Held for Sale," for further information.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

C.     Accounting Standards
Accounting Standards Recently Adopted: On January 1, 2025, the Company retrospectively adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses, other segment items, and the title and position of the chief operating decision maker (CODM). Additionally, the ASU requires entities to disclose how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Furthermore, current annual disclosures will be required in interim periods. The modified disclosures are included in Note 23, “Segment Information.”

D.     Cash
Cash includes cash on hand. At the end of each reporting period, any overdraft amounts are reclassified from Cash to Accounts Payable on the balance sheets.

E.     Allowance for Uncollectible Accounts
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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category. Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of December 31, 2024 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (3)
Balance as of January 1, 2022	$226.1	$191.3	$417.4	$144.6	$36.7	$181.3	$43.3	$53.7	$97.0	$24.3
Uncollectible Expense	—	61.9	61.9	—	15.6	15.6	—	21.6	21.6	9.2
Uncollectible Costs Deferred (1)	77.8	34.7	112.5	58.3	1.2	59.5	1.5	10.9	12.4	2.5
Write-Offs	(21.3)	(102.7)	(124.0)	(15.3)	(23.0)	(38.3)	(1.1)	(41.2)	(42.3)	(7.7)
Recoveries Collected	1.8	16.7	18.5	1.3	5.9	7.2	—	6.3	6.3	0.9
Balance as of December 31, 2022	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	72.5	72.5	—	11.7	11.7	—	22.8	22.8	4.0
Uncollectible Costs Deferred (1)	137.0	21.2	158.2	114.4	12.0	126.4	1.5	16.0	17.5	(8.7)
Write-Offs	(55.9)	(122.2)	(178.1)	(44.7)	(28.5)	(73.2)	(1.6)	(41.7)	(43.3)	(10.9)
Recoveries Collected	1.3	14.3	15.6	1.1	4.7	5.8	—	5.0	5.0	0.7
Balance as of December 31, 2023	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	74.1	74.1	—	17.2	17.2	—	33.6	33.6	4.7
Uncollectible Costs Deferred (1)	71.4	48.3	119.7	35.5	11.3	46.8	16.2	21.5	37.7	5.1
Write-Offs	(74.3)	(129.5)	(203.8)	(55.1)	(30.9)	(86.0)	(4.6)	(52.4)	(57.0)	(10.9)
Recoveries Collected	0.7	13.3	14.0	0.6	4.5	5.1	—	3.6	3.6	0.9
Decrease due to Assets Held for Sale (2)	—	(2.3)	(2.3)	—	—	—	—	—	—	—
Balance as of December 31, 2024	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1

(1)    These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

(2)    As of December 31, 2024, the allowance for uncollectible accounts attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, this balance was recorded within Receivables, Net on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

(3)    In connection with PSNH’s pole purchase agreement on May 1, 2023, the purchase price included the forgiveness of previously reserved receivables for reimbursement of operation and maintenance and vegetation management costs.

F.    Transfer of Energy Efficiency Loans
CL&P transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $70 million.  The amounts of the loans are included in Receivables, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $9.4 million and $17.3 million, respectively, as of December 31, 2024, and $8.5 million and $14.5 million, respectively, as of December 31, 2023.

G.     Materials, Supplies, Natural Gas and REC Inventory
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

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Materials and Supplies	$498.6	$217.3	$177.8	$72.1	$397.9	$156.2	$130.8	$76.5
Natural Gas	49.5	—	—	—	65.5	—	—	—
RECs	46.5	—	42.8	3.7	43.9	0.3	43.0	0.6
Total	$594.6	$217.3	$220.6	$75.8	$507.3	$156.5	$173.8	$77.1

As of December 31, 2024, the materials and supplies attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, these balances were recorded within Materials, Supplies, Natural Gas and REC Inventory on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

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

I.     Derivative Accounting
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

J.     Operating Expenses
The cost of natural gas included in Purchased Power, Purchased Natural Gas and Transmission on the statements of income was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Eversource - Cost of Natural Gas	$689.6	$792.2	$1,010.2

K.     Allowance for Funds Used During Construction
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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2024	2023	2022
Borrowed Funds	$64.4	$44.6	$21.8
Equity Funds	97.8	78.1	47.3
Total AFUDC	$162.2	$122.7	$69.1
Average AFUDC Rate	6.5%	5.8%	4.7%

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$8.1	$27.2	$8.9	$7.7	$17.2	$6.1	$4.8	$10.7	$1.4
Equity Funds	22.4	58.8	7.0	20.0	45.7	5.4	13.6	24.6	2.5
Total AFUDC	$30.5	$86.0	$15.9	$27.7	$62.9	$11.5	$18.4	$35.3	$3.9
Average AFUDC Rate	6.7%	7.0%	5.5%	6.7%	5.9%	5.1%	6.6%	5.4%	2.6%
L.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$115.4	$132.9	$219.8
AFUDC Equity	97.8	78.1	47.3
Equity in Earnings of Unconsolidated Affiliates (2)	51.9	15.5	22.9
Investment Income/(Loss)	0.6	(4.9)	1.9
Interest Income	138.2	94.2	50.5
Other (2)	6.6	32.3	3.7
Total Other Income, Net	$410.5	$348.1	$346.1

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$28.2	$52.8	$14.9	$34.9	$57.4	$16.2	$64.4	$85.5	$26.8
AFUDC Equity	22.4	58.8	7.0	20.0	45.7	5.4	13.6	24.6	2.5
Investment (Loss)/Income	(1.4)	1.9	(0.5)	(2.4)	(0.2)	(0.7)	(1.3)	1.2	0.2
Interest Income	28.3	77.0	9.6	9.0	60.6	5.3	6.5	30.7	3.1
Other	0.1	0.9	0.1	0.1	0.6	0.4	0.1	0.7	0.1
Total Other Income, Net	$77.6	$191.4	$31.1	$61.6	$164.1	$26.6	$83.3	$142.7	$32.7

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

(2)    Equity in Earnings of Unconsolidated Affiliates includes $23.4 million of pre-tax income recorded at Eversource in the second quarter of 2024 from Eversource’s wind equity method investment, North East Offshore, as a result of a vendor settlement agreement payment received by the joint venture. In the third quarter of 2024, Eversource sold its equity method investments in three offshore wind projects. In March 2023, Eversource’s equity method investment in a renewable energy fund was liquidated. Liquidation proceeds in excess of the carrying value were recorded in 2023 within Other in the table above. For the year ended December 31, 2022, pre-tax income of $12.2 million associated with the renewable energy fund investment was included in Equity in Earnings of Unconsolidated Affiliates within Other Income, Net in the table above. See Note 6, “Investments in Unconsolidated Affiliates,” for further information on the 2024 sales of the offshore wind investments and the 2023 liquidation of the renewable energy fund.

M.         Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Eversource	$209.4	$202.9	$194.7
CL&P	185.1	174.9	166.1

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

N.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2024	2023	2022
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$1,014.4	$783.2	$636.2
Income Taxes	(69.6)	39.2	77.9
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	472.5	564.1	586.9

	As of and For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$216.8	$215.1	$78.4	$176.8	$182.8	$62.8	$167.2	$152.8	$58.3
Income Taxes	(47.4)	118.7	(36.0)	(44.1)	31.3	(59.9)	117.6	23.8	58.3
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	95.8	155.4	77.7	139.8	178.9	65.9	131.8	184.3	76.2

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$26.7	$1.1	$0.9	$1.4	$53.9	$10.2	$6.7	$0.2
Restricted cash included in:
Special Deposits	75.8	1.0	8.1	32.7	81.5	2.0	16.1	31.6
Assets Held for Sale, Current	5.8	—	—	—	—	—	—	—
Marketable Securities	10.0	—	—	—	13.7	—	—	—
Other Long-Term Assets	9.0	—	—	3.1	17.3	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$127.3	$2.1	$9.0	$37.2	$166.4	$12.2	$22.8	$35.0

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of the EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both December 31, 2024 and December 31, 2023, and $5.9 million and $14.1 million recorded in Other Long-Term Assets on the balance sheets as of December 31, 2024 and December 31, 2023, respectively.

O.     Related Parties
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

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2024 and 2023 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P and PSNH balance sheets as of December 31, 2024 and 2023 were Notes Payable to Eversource Parent. These amounts have been eliminated in consolidation on the Eversource financial statements. See Note 8, “Short-Term Debt” for intercompany borrowing amounts.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource made contributions to the Eversource Energy Foundation of $20.0 million in 2023, and $8.0 million in 2022. Eversource did not make any contributions in 2024.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,039.4	$971.1	$609.8	$458.5	$1,785.9	$896.6	$609.1	$280.2
Regulatory Tracking Mechanisms	1,781.6	507.7	650.0	162.8	1,319.2	354.5	482.9	182.2
Benefit Costs	967.4	168.8	293.6	65.6	1,117.3	197.4	336.7	79.3
Income Taxes, Net	968.4	521.0	145.4	20.7	912.4	512.6	128.6	16.4
Securitized Stranded Costs	349.3	—	—	349.3	392.5	—	—	392.5
Goodwill-related	247.2	—	212.3	—	264.1	—	226.7	—
Asset Retirement Obligations	150.2	41.2	78.3	5.1	137.9	38.5	72.3	4.7
Derivative Liabilities	57.2	57.2	—	—	120.9	120.9	—	—
Other Regulatory Assets	510.0	58.5	117.7	3.7	339.0	22.7	101.6	8.0
Total Regulatory Assets	7,070.7	2,325.5	2,107.1	1,065.7	6,389.2	2,143.2	1,957.9	963.3
Less: Current Portion	2,189.7	638.5	902.8	173.3	1,674.2	480.4	676.1	189.5
Total Long-Term Regulatory Assets	$4,881.0	$1,687.0	$1,204.3	$892.4	$4,715.0	$1,662.8	$1,281.8	$773.8

As of December 31, 2024, the Regulatory Assets attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, these balances were recorded within Regulatory Assets on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

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

Multiple tropical and severe storms over the past several years have caused extensive damage to Eversource’s electric distribution systems resulting in significant numbers and durations of customer outages, along with significant pre-staging costs. Storms in 2024 that qualified for future recovery resulted in deferred storm restoration costs and pre-staging costs totaling $410 million at Eversource, including $134 million at CL&P, $85 million at NSTAR Electric, and $191 million at PSNH. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. Of Eversource’s total deferred storm costs, $2.10 billion either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review (including $1.12 billion at CL&P, $551 million at NSTAR Electric and $440 million at PSNH) as of December 31, 2024. These storm cost totals exclude storm funding amounts that are collected in rates, which are recorded as a reduction to the deferred storm cost regulatory asset balance.

CL&P, NSTAR Electric and PSNH are seeking approval of their deferred storm restoration costs through the applicable regulatory recovery process. As part of CL&P’s October 1, 2021 settlement agreement, CL&P agreed to freeze its current base distribution rates (including storm costs) until no earlier than January 1, 2024. On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. Although we cannot predict the ultimate outcome of this matter, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

CL&P’s storm events include the August 4, 2020 Tropical Storm Isaias, which resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2024. Although in 2021 PURA found that CL&P’s performance in its preparation for, and response to, Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it presented in its 2023 storm filing, credible evidence demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery.

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

The electric and natural gas distribution companies recover, on a fully reconciling basis, the costs associated with the procurement of energy and natural gas supply, state mandated energy purchase agreements and other energy-related costs, electric transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, restructuring and stranded costs as a result of deregulation (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs.

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

Eversource, CL&P, NSTAR Electric, and PSNH recover benefit costs related to their distribution and transmission operations from customers in rates as allowed by their applicable regulatory commissions.  NSTAR Electric, NSTAR Gas and EGMA recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year.  The electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension and PBOP expenses as allowed by FERC.

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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2024, there were 15 years of amortization remaining.

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

Other Regulatory Assets:  Other Regulatory Assets primarily include environmental remediation costs, certain uncollectible accounts receivable for hardship customers, contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, removal costs incurred that exceed amounts collected from customers, electric vehicle program costs, certain exogenous property taxes and merger-related costs allowed for recovery, losses associated with the reacquisition or redemption of long-term debt, and various other items.

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $221.0 million (including $116.3 million for CL&P, $41.1 million for NSTAR Electric and $4.5 million for PSNH) and $241.7 million (including $166.7 million for CL&P, $21.9 million for NSTAR Electric and $1.2 million for PSNH) of additional regulatory costs not yet specifically approved as of December 31, 2024 and 2023, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency.  Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of December 31, 2024 and 2023, these regulatory costs included $92.5 million (including $47.2 million for CL&P and $24.4 million for NSTAR Electric) and $82.1 million (including $64.0 million for CL&P and $7.3 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return is not recorded on the balance sheets. The equity return for PSNH was $22.5 million and $10.2 million as of December 31, 2024 and 2023, respectively. These carrying costs will be recovered from customers in future rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,442.7	$956.6	$877.6	$330.6	$2,548.6	$969.2	$905.1	$339.3
Regulatory Tracking Mechanisms	702.4	180.3	413.6	114.4	668.3	154.0	347.2	114.4
Cost of Removal	684.1	212.8	451.3	20.1	666.6	157.9	420.9	16.2
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	427.1	61.6	211.6	42.6	354.0	49.9	175.9	36.6
AFUDC - Transmission	154.8	65.1	89.7	—	124.3	56.1	68.2	—
Benefit Costs	69.3	4.5	21.4	3.9	51.0	0.6	22.2	—
Other Regulatory Liabilities	184.5	39.1	14.2	4.5	201.9	30.4	13.9	4.6
Total Regulatory Liabilities	4,664.9	1,520.0	2,079.4	516.1	4,614.7	1,418.1	1,953.4	511.1
Less: Current Portion	632.3	124.1	436.3	121.1	591.8	102.2	368.1	117.5
Total Long-Term Regulatory Liabilities	$4,032.6	$1,395.9	$1,643.1	$395.0	$4,022.9	$1,315.9	$1,585.3	$393.6

As of December 31, 2024, the Regulatory Liabilities attributable to the Aquarion water distribution business have been reclassified to Liabilities Held for Sale on the Eversource balance sheet. As of December 31, 2023, these balances were recorded within Regulatory Liabilities on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

EDIT due to Tax Cuts and Jobs Act of 2017: Pursuant to the Tax Cuts and Jobs Act of 2017, Eversource had remeasured its existing deferred federal income tax balances to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (excess ADIT or EDIT) liabilities that will benefit customers in future periods and were recognized as regulatory liabilities on the balance sheet. EDIT liabilities related to property, plant, and equipment are subject to IRS normalization rules and will be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. Eversource's regulated companies are in the process of refunding the EDIT liabilities to customers based on orders issued by applicable state and federal regulatory commissions.

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

FERC ROE Complaints:  As of December 31, 2024 and 2023, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracking Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2024 and 2023 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Regulatory Developments:

CL&P RAM Filing: On April 17, 2024, PURA issued an interim decision in CL&P’s RAM filing and approved rates for six RAM components, with rates effective July 1, 2024 through April 30, 2025. The rate approvals include the recovery of NBFMCC and SBC net underrecoveries as of December 31, 2023 of $264.9 million and $86.2 million, respectively, and the recovery of expected net costs of $388.5 million for the NBFMCC and $254.4 million for the SBC for the period July 1, 2024 through April 30, 2025. The NBFMCC rate adjustment is primarily driven by long-term nuclear power purchase agreements required by state policy (Millstone and Seabrook) and the SBC rate adjustment is primarily driven by costs associated with accounts receivable hardship customer protection and the new low-income discount rate effective December 2023. On August 14, 2024, PURA issued a final decision that approved a further adjustment to the NBFMCC rate to include the recovery of incurred and deferred electric vehicle program costs from 2021 through May 31, 2024 of $44.4 million and expected electric vehicle program costs from June 1, 2024 through December 31, 2024 of $24.3 million. The $44.4 million, plus $5.4 million in carrying costs, will be recovered over a 20-month period of September 1, 2024 through April 30, 2026, and the $24.3 million will be recovered over an eight-month period of September 1, 2024 through April 30, 2025. In addition, PURA approved an incremental $3.5 million of 2024 Innovative Energy Solutions program costs and

$1.5 million of Connecticut Green Bank program costs over an eight-month period of September 1, 2024 through April 30, 2025. These amounts are included in the “Public Benefits” portion of the customer bills in Connecticut.

Yankee Gas Distribution Rate Case: On November 12, 2024, Yankee Gas filed an application with PURA to amend its existing distribution rates for effect on November 1, 2025. Yankee Gas’s rate application requested approval of a distribution rate increase of $209 million, which included a base distribution rate increase of $274 million partially offset by a reduction of $65 million in the combined Gas System Improvements and System Expansion Reconciliation rates. In addition, Yankee Gas requested approval to implement a rate credit of $37.4 million to offset the PGA rate for non-firm margin credits over one year beginning November 1, 2025. As part of the rate case, Yankee Gas proposed to implement a multi-year performance-based rate making plan with a four-year initial term from November 1, 2025 to October 31, 2029 that would adjust rates annually and includes performance metrics. A final decision by PURA is expected in October 2025.

NSTAR Electric Distribution Rates: NSTAR Electric’s performance based regulation (PBR) mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 16, 2024, NSTAR Electric submitted its annual PBR Adjustment filing for a $55.8 million increase to base distribution rates, for effect on January 1, 2025. The requested base distribution rate increase is comprised of a $35.3 million inflation-based adjustment and a $20.5 million adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. On December 23, 2024, the DPU approved this filing.

NSTAR Electric submitted its first annual PBR Adjustment filing on September 15, 2023 and on December 26, 2023, the DPU approved a $104.9 million increase to base distribution rates effective January 1, 2024. The base distribution rate increase was comprised of a $50.6 million inflation-based adjustment and a $54.3 million adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement.

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

EGMA Distribution Rates: On November 4, 2024, EGMA submitted a revised filing for its first rate base reset for rates to be effective November 1, 2024, in accordance with an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU. The compliance filing was ordered by the DPU on October 31, 2024. The rate base reset occurring on November 1, 2024 adjusted distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023. The total revenue requirement calculated for the first rate base reset is an increase to base distribution rates of $147.8 million, of which $34.0 million is associated with GSEP investments through December 31, 2023. Under the terms of the Rate Settlement Agreement, EGMA applied a cap on the revenue change effective November 1, 2024, and the amount in excess of the cap will be deferred for recovery through the Local Distribution Adjustment Clause (LDAC) on May 1, 2025, including carrying charges. After adjusting for the cap, the increase to base distribution rates is $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). Base distribution rates will be increased effective November 1, 2025 to incorporate the $62.2 million remaining revenue requirement. On November 7, 2024, the DPU approved this filing.

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

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase, and proposed to take effect August 1, 2025. The temporary rates are subject to reconciliation based on the outcome of the permanent rate case back to the date when temporary rates took effect. The permanent rate increase request includes $247 million in unrecovered storm costs to be recovered over a five-year period. As part of the rate case, PSNH proposed to implement a performance-based rate making plan that would adjust rates annually over a four-year term, with a commitment to not file another rate case for at least four years. The plan includes a revenue-cap formula adjusted for inflation, a supplemental capital adjustment formula to support PSNH’s planned capital infrastructure improvements, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism, among others. If the NHPUC approves the performance-based rate making plan as proposed, the previously established RRA and PPAM rate reconciling mechanisms and lost base revenues will be eliminated. The NHPUC is permitted up to twelve months to investigate the proposed rates and issue a final order. A decision by the NHPUC on permanent rates is expected by August 1, 2025.

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

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2024	2023
Distribution - Electric	$21,144.1	$19,656.5
Distribution - Natural Gas	8,922.2	8,155.3
Transmission - Electric	16,130.9	14,666.8
Distribution - Water (1)	—	2,280.1
Solar	201.0	201.1
Utility	46,398.2	44,959.8
Other (2)	2,254.1	2,006.8
Property, Plant and Equipment, Gross	48,652.3	46,966.6
Less: Accumulated Depreciation
Utility	(9,636.5)	(9,670.1)
Other	(1,044.1)	(869.6)
Total Accumulated Depreciation	(10,680.6)	(10,539.7)
Property, Plant and Equipment, Net	37,971.7	36,426.9
Construction Work in Progress	3,014.9	3,071.7
Total Property, Plant and Equipment, Net	$40,986.6	$39,498.6

	As of December 31,
	2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,437.9	$9,782.3	$2,964.2	$7,897.1	$9,000.5	$2,799.2
Transmission - Electric	6,937.7	6,375.2	2,819.6	6,548.2	5,630.8	2,489.5
Solar	—	201.0	—	—	201.1	—
Property, Plant and Equipment, Gross	15,375.6	16,358.5	5,783.8	14,445.3	14,832.4	5,288.7
Less: Accumulated Depreciation	(2,928.0)	(3,782.0)	(1,032.3)	(2,670.5)	(3,585.9)	(984.0)
Property, Plant and Equipment, Net	12,447.6	12,576.5	4,751.5	11,774.8	11,246.5	4,304.7
Construction Work in Progress	554.6	1,461.3	338.4	565.4	1,507.3	270.0
Total Property, Plant and Equipment, Net	$13,002.2	$14,037.8	$5,089.9	$12,340.2	$12,753.8	$4,574.7

(1)As of December 31, 2024, the property, plant and equipment balance, net of accumulated depreciation, attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, this balance was recorded within Property, Plant and Equipment, Net on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

(2)These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2024	2023	2022
Eversource	3.2%	3.1%	3.0%
CL&P	2.9%	2.8%	2.8%
NSTAR Electric	2.8%	2.7%	2.7%
PSNH	3.0%	3.0%	3.0%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2024
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	33.4	34.7	33.4	29.9
Distribution - Natural Gas	34.7	—	—	—
Transmission - Electric	39.7	35.8	45.1	39.8
Distribution - Water	45.2	—	—	—
Solar	22.8	—	22.8	—
Other (1)	9.9	—	—	—

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2024			2023
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$14.2	$(0.3)	$13.9	$16.4	$(0.5)	$15.9
Long-Term Derivative Assets	Level 2	—	—	—	13.6	(0.5)	13.1
Current Derivative Liabilities	Level 2	(71.1)	—	(71.1)	(81.9)	—	(81.9)
Long-Term Derivative Liabilities	Level 2	—	—	—	(68.0)	—	(68.0)

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2024, CL&P's derivative assets were exposed to counterparty credit risk and contracted with investment grade entities.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2024 and 2023 were 610 MW and 682 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the years ended December 31, 2024, 2023 and 2022, there were losses of $3.8 million, losses of $3.9 million and gains of $10.1 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price. Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty’s credit rating for assets and the Company’s credit rating for liabilities. Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both December 31, 2024 and 2023.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

CL&P (Millions of Dollars)	For the Year Ended
December 31, 2023
Derivatives, Net:
Fair Value as of Beginning of Period	$(181.8)
Net Realized/Unrealized Losses Included in Regulatory Assets	(3.9)
Settlements	64.8
Transfers out of Level 3 (1)	120.9
Fair Value as of End of Period	$—

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $163.1 million and $173.6 million as of December 31, 2024 and 2023, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Unrealized gains and losses on equity securities held in other trusts are recorded in Other Income, Net on the statements of income. The equity securities within Eversource’s non-qualified executive benefits trusts were sold during 2023 and resulted in a $1.1 million gain recorded in Other Income, Net for the year ended December 31, 2023. The remaining equity securities held in Eversource’s trusts as of December 31, 2024 of $4.1 million were reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, these equity securities totaled $3.3 million and there were unrealized gains of $0.6 million recorded in Other Income, Net in 2023. For further information, see Note 24, “Assets Held for Sale.”

Available-for-Sale Debt Securities:  The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of December 31,
	2024				2023
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$163.2	$0.1	$(6.1)	$157.2	$169.5	$1.4	$(6.6)	$164.3

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Any unrealized gains and losses on available-for-sale debt securities held in other trusts are recorded in Accumulated Other Comprehensive Income, excluding amounts related to credit losses or losses on securities intended to be sold, which are recorded in Other Income, Net. The debt securities within Eversource’s non-qualified executive benefits trusts were sold during 2023. There were $1.2 million of realized losses recorded on securities sold for the year ended December 31, 2023 that were reclassified out of Accumulated Other Comprehensive Income and recorded in Other Income, Net. There were no credit losses for the years ended December 31, 2024 and 2023, and no allowance for credit losses as of December 31, 2024. Factors considered in determining whether a credit loss exists include adverse conditions specifically affecting the issuer, the payment history, ratings and rating changes of the security, and the severity of the impairment.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of December 31, 2024, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year	$11.3	$11.7
One to five years	35.6	35.6
Six to ten years	43.5	42.6
Greater than ten years	72.8	67.3
Total Debt Securities	$163.2	$157.2

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2024	2023
Level 1:
Mutual Funds and Equities	$163.1	$176.9
Money Market Funds	10.0	13.7
Total Level 1	$173.1	$190.6
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$92.0	$90.1
Corporate Debt Securities	32.5	34.0
Asset-Backed Debt Securities	7.8	5.6
Municipal Bonds	6.8	9.8
Other Fixed Income Securities	8.1	11.1
Total Level 2	$147.2	$150.6
Total Marketable Securities	$320.3	$341.2

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

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in entities that are not consolidated are included in long-term assets on the balance sheets. Investments in affiliates where Eversource has the ability to exercise significant influence, but not control, over an investee are initially recognized as an equity method investment at cost. Earnings impacts from these equity investments are included in Other Income, Net on the statements of income.  Eversource's investments accounted for under the equity method include the following:

				Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest			2024	2023
Offshore Wind Business	50%	-	100%	$22.2	$515.5
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%			112.6	116.0
Other	various			33.9	29.0
Total Investments in Unconsolidated Affiliates				$168.7	$660.5

For the years ended December 31, 2024, 2023 and 2022, Eversource had equity in earnings of unconsolidated affiliates of $51.9 million, $15.5 million, and $22.9 million, respectively. Eversource received dividends from its equity method investees (excluding proceeds received from sale or liquidation of investments) of $20.5 million, $20.1 million, and $26.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

Offshore Wind Business: Eversource’s previous offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. During 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s current offshore wind business is now comprised only of a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A interests.

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

In September of 2023, Eversource made a $528 million investment in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. As of December 31, 2024, $459 million of expected investment tax credits and other expected tax benefits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a decrease in Accumulated Deferred Income Taxes on the Eversource balance sheet, which represented a non-cash reclassification. As a result of these investment tax credits, Eversource expects lower federal income tax payments from 2025 to 2027. As of December 31, 2024, the tax equity interest in South Fork Wind totaled $22.2 million.

On January 24, 2024, Eversource entered into an agreement with Ørsted to sell Eversource’s 50 percent share of Sunrise Wind, subject to certain conditions and regulatory approvals. On April 18, 2024, Eversource and Ørsted executed an equity and asset purchase agreement and on July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. In accordance with the equity and asset purchase agreement and after adjustment for a reduction in capital spending compared to forecasted amounts, adjusted proceeds totaled $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction, which was used to repay parent company debt. Remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. The remaining expected proceeds have been recorded in Other Long-Term Assets on Eversource’s balance sheet as of December 31, 2024. Eversource recorded a pre-tax gain on the sale of Sunrise Wind of $377 million in 2024. With completion of the sale, Eversource does not have any ongoing financial obligations associated with Sunrise Wind.

On February 13, 2024, Eversource executed an agreement to sell its 50 percent interests in the South Fork Wind and Revolution Wind projects to Global Infrastructure Partners (GIP) for an initial gross purchase price of approximately $1.1 billion. The initial purchase price was subject to adjustment based on, among other things, the progress, timing and the construction cost of Revolution Wind, including changes in actual versus forecasted capital spending between signing the agreement and closing of the transaction. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. Adjusted gross proceeds from the sale were approximately $375 million lower than the previously estimated purchase price. This reduction reflects approximately $150 million resulting from lower capital spending between signing the agreement and closing, and approximately $225 million related to the final terms of the sale transaction, primarily due to the delay of the commercial operations date of Revolution Wind. Proceeds from the transaction were used to repay parent company debt.

As part of the Revolution Wind and South Fork Wind sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could further impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the commercial operation date of Revolution Wind. South Fork Wind has achieved commercial operation, and Eversource is in the process of finalizing the construction cost post-close purchase price adjustment payment related to this project, which is not expected to be material.

Upon the completion of both sale transactions in 2024, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate, net after-tax loss on the sales of its offshore wind investments of $524 million. The aggregate, net after-tax loss is comprised of (1) the lower proceeds related to final terms of the sale transaction to GIP of approximately $225 million related to non-construction costs for the Revolution Wind and South Fork Wind projects, primarily due to a purchase price reduction of $150 million resulting from the delay of the commercial operations date of Revolution Wind, (2) recently identified forecasted construction costs as a result of a delay in the anticipated commercial operation date related to Revolution Wind of approximately $350 million, which includes an estimate for the anticipated post-closing adjustment to GIP related to Eversource’s expected cost overrun sharing obligation, and (3) approximately $326 million, which includes an estimate for the anticipated post-closing adjustment related to Eversource’s expected obligations to GIP as a result of final economics of the Revolution Wind and South Fork Wind projects and other future costs, as well as a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses. These losses were partially offset by the $377 million gain on the sale of Sunrise Wind.

Upon sale, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the GIP sale terms, which include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs. The majority of this liability is expected to be settled upon the completion of the Revolution Wind project. The long-term portion of the liability of $350 million is recorded in Other Long-Term Liabilities, and $15 million is recorded in Other Current Liabilities on Eversource’s balance sheet as of December 31, 2024.

Contingencies are evaluated using the best information available at the time the financial statements are prepared, and this assessment involves judgments and assumptions about future events. Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and extent of cost overruns for Revolution Wind, delays in construction, which would impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits at a lower value than assumed and included in the purchase price.

The purchase price included the sales value related to a 40 percent level of federal investment tax credits, 10 percent of which is the energy community investment tax credit (ITC) adder included in the Inflation Reduction Act of approximately $170 million related to Revolution Wind. Although management believes the ITC adder value is realizable, there is some uncertainty at this time as to whether those ITC adders can be achieved, and management continues to evaluate the project’s qualifications and to monitor guidance issued by the United States Treasury Department. A change in the expected value or qualification of ITC adders could result in a significant loss in a future period.

New information or future developments that arise as construction progresses and as cost estimates are reviewed and revised will require a reassessment of the estimated liability for the post-closing adjustment payments. The Company is currently aware that construction of the offshore foundations, offshore substation and turbine tower installations could result in increased cost overruns in the future. Only preliminary construction cost projections are available for these cost overruns, and there is insufficient updated information at this point in order for Eversource to change its estimate with reasonably estimable information. Eversource will continue to assess the potential exposure and adjust the liability as needed. It is expected that updated costs estimates will become available in the first half of 2025, and adverse changes in facts and circumstances could result in additional losses that could be material. The Company believes it is reasonably possible that there is an additional loss in excess of the liability recorded, but management cannot reasonably estimate a range of loss beyond the $365 million recorded at this time.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale. Eversource has entered into separate construction management agreements to manage Sunrise Wind’s and Revolution Wind’s onshore electric substation construction through completion. In this role, Eversource will be solely a service provider to Sunrise Wind and Revolution Wind.

2023 Impairments: Equity method investments are assessed for impairment when conditions exist as of the balance sheet date that indicate that the fair value of the investment may be less than book value. Eversource continually monitors and evaluates its equity method investments to determine if there are indicators of an other-than-temporary impairment. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. Impairment evaluations are based on best information available at the impairment assessment date. Subsequent declines or recoveries after the reporting date are not considered in the impairment recognized. Investments that are other-than-temporarily impaired and written down to their estimated fair value cannot subsequently be written back up for increases in estimated fair value. Impairment evaluations involve a significant degree of judgment and estimation, including identifying circumstances that indicate an impairment may exist at the equity method investment level, selecting discount rates used to determine fair values, and developing an estimate of discounted future cash flows expected from investment operations or the sale of the investment.

During 2023, in connection with the process to divest its offshore wind business, Eversource identified indicators for impairment in both the second and fourth quarters of 2023. In each impairment assessment, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. The completion of the strategic review in the second quarter of 2023 resulted in Eversource recording a pre-tax other-than-temporary impairment charge of $401 million ($331 million after-tax) to reflect the investment at estimated fair value based on the expected sales price at that time. This established a new cost basis in the investments. Negative developments in the fourth quarter of 2023, including a lower expected sales price, additional projected construction cost increases, and the October 2023 OREC pricing denial for Sunrise Wind, resulted in Eversource conducting an impairment evaluation and recognizing an additional pre-tax other-than-temporary impairment charge of $1.77 billion ($1.62 billion after-tax) and establishing a new cost basis in the investments as of December 31, 2023. The Eversource statement of income for the year ended 2023 reflects a total pre-tax other-than-temporary impairment charge of $2.17 billion ($1.95 billion after-tax) in its offshore wind investments. The impairment charges were non-cash charges and did not impact Eversource’s cash position at the time of the impairment. Eversource’s offshore wind investments did not meet the criteria to qualify for presentation as a discontinued operation.

The 2023 impairment evaluations involved judgments in developing the estimates and timing of the future cash flows arising from the expected sales price of Eversource’s 50 percent interest in the wind projects, including expected sales value from investment tax credit adder amounts, less estimated costs to sell, and uncertainties related to the Sunrise Wind re-bid process in New York’s offshore wind solicitation in 2024. Additional assumptions in the fourth quarter 2023 assessment included revised projected construction costs and estimated project cost overruns, management’s assumption that the Sunrise Wind project would ultimately be abandoned, estimated termination costs, salvage values of Sunrise Wind assets, and the value of the tax equity ownership interest. The assumptions used in the discounted cash flow analyses were subject to inherent uncertainties and subjectivity. All significant inputs into the impairment evaluations were Level 3 fair value measurements.

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

During 2024, Eversource sold its interest in the North East Offshore and South Fork Class B, Member LLC equity method investments and recognized an aggregate, net after-tax loss on the sale of its offshore wind investments of $524 million.

Capital contributions in the offshore wind investments, including the 2023 contribution for the tax equity investment in South Fork Wind, were included in Investments in Unconsolidated Affiliates on the statements of cash flows. Proceeds received from the sale of the investments in 2024, and proceeds received from the 2023 sale of the unused lease area and from an October 2023 distribution of $318 million received primarily as a result of being a 50 percent joint owner in the Class B shares of South Fork Wind which was restructured as a tax equity investment, were included in Proceeds from Unconsolidated Affiliates on the statements of cash flows.

Liquidation of Renewable Energy Investment Fund: On March 21, 2023, Eversource’s equity method investment in a renewable energy investment fund was liquidated by the fund’s general partner in accordance with the partnership agreement. Proceeds received from the liquidation totaled $147.6 million and were included in Proceeds from Unconsolidated Affiliates on the statement of cash flows for the year ended December 31, 2023. A portion of the proceeds was used to make a charitable contribution to the Eversource Energy Foundation (a related party) of $20.0 million in 2023. The liquidation benefit received in excess of the investment’s carrying value and the charitable contribution were included in Other Income, Net on the statement of income.

NSTAR Electric: As of December 31, 2024 and 2023, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $11.5 million and $9.6 million, respectively.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$505.8	$39.9	$104.8	$5.2	$502.7	$37.4	$101.3	$4.9
Liabilities Settled During the Year	(24.6)	—	—	—	(24.9)	—	—	—
Accretion	29.5	2.6	4.5	0.4	29.2	2.5	4.3	0.3
Revisions in Estimated Cash Flows	80.2	—	—	—	(1.2)	—	(0.8)	—
Balance as of End of Year	$590.9	$42.5	$109.3	$5.6	$505.8	$39.9	$104.8	$5.2

Eversource's amounts include CYAPC and YAEC's AROs of $391.7 million and $315.8 million as of December 31, 2024 and 2023, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

The increase in the ARO balance at Eversource for the year ended December 31, 2024 was due primarily to updated cost estimates that extended the end of life date from 2039 to 2044 for CYAPC and YAEC. These updated cost estimates were approved by FERC in November 2024.

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

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2024, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $526.7 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2024, CL&P had $901.0 million of unsecured debt capacity available under this authorization.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Eversource Parent Commercial Paper Program	$1,538.0	$1,771.9	$462.0	$228.1	4.76%	5.60%
NSTAR Electric Commercial Paper Program	504.8	365.8	145.2	284.2	4.55%	5.40%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2024 or 2023.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2024.

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

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2024 and 2023, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million and to PSNH of $131.1 million. As of December 31, 2023, there were intercompany loans from Eversource parent to CL&P of $457.0 million and to PSNH of $233.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time. As a result of the CL&P long-term debt issuance in January 2024, $207.3 million of CL&P’s intercompany borrowings were reclassified to Long-Term Debt on CL&P’s balance sheet as of December 31, 2023.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)		As of December 31,
	Interest Rate	2024	2023
First Mortgage Bonds:
1994 Series D due 2024	7.875%	$—	$139.8
2004 Series B due 2034	5.750%	130.0	130.0
2005 Series B due 2035	5.625%	100.0	100.0
2006 Series A due 2036	6.350%	250.0	250.0
2007 Series B due 2037	5.750%	150.0	150.0
2007 Series D due 2037	6.375%	100.0	100.0
2014 Series A due 2044	4.300%	475.0	475.0
2015 Series A due 2045	4.150%	350.0	350.0
2017 Series A due 2027	3.200%	500.0	500.0
2018 Series A due 2048	4.000%	800.0	800.0
2020 Series A due 2025	0.750%	400.0	400.0
2021 Series A due 2031	2.050%	425.0	425.0
2023 Series A due 2053	5.250%	500.0	500.0
2023 Series B due 2033	4.900%	300.0	300.0
2024 Series A due 2029	4.650%	350.0	—
2024 Series B due 2034	4.950%	300.0	—
Total First Mortgage Bonds		5,130.0	4,619.8
Less Amounts due Within One Year		(400.0)	(139.8)
Current Portion Classified as Long-Term Debt (1)		397.1	139.8
Commercial Paper Classified as Long-Term Debt (See Note 8, Short-Term Debt)		—	207.3
Unamortized Premiums and Discounts, Net		14.3	18.0
Unamortized Debt Issuance Costs		(33.2)	(30.7)
CL&P Long-Term Debt		$5,108.2	$4,814.4

NSTAR Electric (Millions of Dollars)		As of December 31,
	Interest Rate	2024	2023
Debentures:
2006 Debentures due 2036	5.750%	$200.0	$200.0
2010 Debentures due 2040	5.500%	300.0	300.0
2014 Debentures due 2044	4.400%	300.0	300.0
2015 Debentures due 2025	3.250%	250.0	250.0
2016 Debentures due 2026	2.700%	250.0	250.0
2017 Debentures due 2027	3.200%	700.0	700.0
2019 Debentures due 2029	3.250%	400.0	400.0
2020 Debentures due 2030	3.950%	400.0	400.0
2021 Debentures due 2051	3.100%	300.0	300.0
2021 Debentures due 2031	1.950%	300.0	300.0
2022 Debentures due 2052	4.550%	450.0	450.0
2022 Debentures due 2052	4.950%	400.0	400.0
2023 Debentures due 2028	5.600%	150.0	150.0
2024 Debentures due 2034	5.400%	600.0	—
Total Debentures		5,000.0	4,400.0
Notes:
2004 Senior Notes Series B due 2034	5.900%	50.0	50.0
2007 Senior Notes Series D due 2037	6.700%	40.0	40.0
2016 Senior Notes Series H due 2026	2.750%	50.0	50.0
Total Notes		140.0	140.0
Less Amounts due Within One Year		(250.0)	—
Unamortized Premiums and Discounts, Net		(14.0)	(14.0)
Unamortized Debt Issuance Costs		(31.1)	(29.1)
NSTAR Electric Long-Term Debt		$4,844.9	$4,496.9

PSNH (Millions of Dollars)		As of December 31,
	Interest Rate	2024	2023
First Mortgage Bonds:
2005 Series M due 2035	5.600%	$50.0	$50.0
2019 Series T due 2049	3.600%	300.0	300.0
2020 Series U due 2050	2.400%	150.0	150.0
2021 Series V due 2031	2.200%	350.0	350.0
2023 Series W due 2053	5.150%	300.0	300.0
2023 Series X due 2033	5.350%	600.0	300.0
Total First Mortgage Bonds		1,750.0	1,450.0
Unamortized Premiums and Discounts, Net		(2.6)	(4.9)
Unamortized Debt Issuance Costs		(15.3)	(13.5)
PSNH Long-Term Debt		$1,732.1	$1,431.6

OTHER (Millions of Dollars)				As of December 31,
	Interest Rate			2024	2023
Eversource Parent - Senior Notes due 2025 - 2050	0.800%	-	5.950%	$11,350.0	$10,300.0
Yankee Gas - First Mortgage Bonds due 2025 - 2051	1.380%	-	5.740%	1,095.0	1,015.0
NSTAR Gas - First Mortgage Bonds due 2025 - 2051	2.250%	-	7.110%	905.0	705.0
EGMA - First Mortgage Bonds due 2028 - 2052	2.110%	-	5.730%	808.0	708.0
Aquarion - Senior Notes due 2024	4.000%			—	360.0
Aquarion - Unsecured Notes due 2028 - 2052 (2)	3.000%	-	6.430%	596.8	527.0
Aquarion - Secured Debt due 2027 - 2045 (2)	1.296%	-	9.290%	40.7	39.0
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)				5.6	12.5
Fair Value Adjustment (3)				—	19.3
Less Fair Value Adjustment - Current Portion (3)				—	(5.5)
Less Amounts due in One Year				(750.3)	(1,810.2)
Current Portion Classified as Long-Term Debt (1)				—	990.9
Unamortized Premiums and Discounts, Net				41.7	49.7
Unamortized Debt Issuance Costs				(76.1)	(65.0)
Total Other Long-Term Debt				$14,016.4	$12,845.7

Total Eversource Long-Term Debt				$25,701.6	$23,588.6

(1)     As a result of the CL&P long-term debt issuance in January 2025, $397.1 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource’s and CL&P’s balance sheets as of December 31, 2024. As a result of the CL&P and Eversource parent long-term debt issuances in January 2024, $139.8 million and $990.9 million, respectively, of current portion of long-term debt were reclassified to Long-Term Debt on CL&P’s and Eversource parent’s balance sheets as of December 31, 2023.

(2)     In January 2025, Eversource entered into an agreement to sell Aquarion. Upon close of the sale, Aquarion’s long-term debt will be repaid by Eversource and has therefore not been classified as held for sale. The sale is expected to close in late 2025.

(3)    The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record long-term debt at fair value on the dates of the 2012 merger with NSTAR and the 2017 acquisition of Aquarion. As of December 31, 2024, the fair value adjustments were only related to the Aquarion acquisition and were reclassified to Liabilities Held for Sale.

Availability under Long-Term Debt Issuance Authorizations: On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.40 billion in long-term debt through December 31, 2026. On July 24, 2024, PURA approved CL&P’s request for authorization to issue up to $1.00 billion in long-term debt through December 31, 2025. On August 12, 2024, the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026. On December 18, 2024, the DPU approved NSTAR Gas’ request for authorization to issue up to $475 million in long-term debt through December 31, 2027. On January 28, 2025, Yankee Gas submitted an application to PURA requesting authorization to issue up to $360 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with NHPUC.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2024 Series A First Mortgage Bonds	4.65%	$350.0	January 2024	January 2029	Repaid short-term debt, paid capital expenditures and working capital
CL&P Series B First Mortgage Bonds	4.95%	300.0	August 2024	August 2034	Repaid Series D Bonds, repaid short-term debt, and working capital
CL&P Series D First Mortgage Bonds	7.875%	(139.8)	October 2024	October 2024	Paid at maturity
CL&P 2025 Series A First Mortgage Bonds	4.95%	400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.40%	600.0	May 2024	June 2034	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series X First Mortgage Bonds	5.35%	300.0	April 2024	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series DD Senior Notes	5.00%	350.0	January 2024	January 2027	Repaid short-term debt
Eversource Parent Series EE Senior Notes	5.50%	650.0	January 2024	January 2034	Repaid short-term debt
Eversource Parent Series FF Senior Notes	5.85%	700.0	April 2024	April 2031	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series GG Senior Notes	5.95%	700.0	April 2024	July 2034	Repaid Series X Senior Notes and Aquarion’s 2014 Senior Notes at maturity and short-term debt
Eversource Parent Series X Senior Notes	4.20%	(900.0)	June 2024	June 2024	Paid at maturity
Eversource Parent Series L Senior Notes	2.90%	(450.0)	October 2024	October 2024	Paid at maturity
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series W First Mortgage Bonds	5.29%	160.0	June 2024	June 2029	Repaid short-term debt, paid capital expenditures and general corporate purposes
NSTAR Gas Series X First Mortgage Bonds	5.48%	40.0	June 2024	June 2034	Repaid short-term debt, paid capital expenditures and general corporate purposes
Yankee Gas Series W First Mortgage Bonds	5.50%	90.0	July 2024	July 2029	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series X First Mortgage Bonds	5.74%	90.0	July 2024	July 2034	Repaid short-term debt, paid capital expenditures, working capital and repaid Series P bonds at maturity
Yankee Gas Series P First Mortgage Bonds	2.23%	(100.0)	October 2024	October 2024	Paid at maturity
EGMA Series E First Mortgage Bonds	5.17%	100.0	October 2024	November 2034	Refinanced existing indebtedness, paid capital expenditures and general corporate purposes
Aquarion Senior Notes	4.00%	(360.0)	August 2024	August 2024	Paid at maturity
Aquarion Water Company of Connecticut Senior Notes	5.57%	70.0	August 2024	September 2034	Repaid short-term debt, paid capital expenditures and general corporate purposes

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

No long-term debt defaults have occurred as of December 31, 2024.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel). CYAPC has partially paid this obligation and recorded an accrual for its remaining liability to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. As of December 31, 2024 and 2023, as a result of consolidating CYAPC, Eversource has consolidated $5.6 million and $12.5 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. The obligation includes accumulated interest costs of $4.3 million and $9.5 million as of December 31, 2024 and 2023, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2025 through 2029 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, and unamortized premiums, discounts, and debt issuance costs as of December 31, 2024:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2025	$1,400.3	$400.0	$250.0	$—
2026	1,390.2	—	300.0	—
2027	2,889.2	500.0	700.0	—
2028	1,978.5	—	150.0	—
2029	2,300.3	350.0	400.0	—
Thereafter	16,857.0	3,880.0	3,340.0	1,750.0
Total	$26,815.5	$5,130.0	$5,140.0	$1,750.0

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)	As of December 31,
PSNH Balance Sheets:	2024	2023
Restricted Cash - Current Portion (included in Special Deposits)	$31.0	$30.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.1	3.2
Securitized Stranded Cost (included in Regulatory Assets)	349.3	392.5
Other Regulatory Liabilities (included in Regulatory Liabilities)	6.9	5.3
Accrued Interest (included in Other Current Liabilities)	5.7	6.3
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	324.1	367.3

(Millions of Dollars) PSNH Income Statements:	For the Years Ended December 31,
	2024	2023	2022
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$43.2	$43.2	$43.2
Interest Expense on RRB Principal (included in Interest Expense)	14.3	15.7	17.0

Estimated principal payments on RRBs as of December 31, 2024, is summarized annually through 2029 and thereafter as follows:

(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
PSNH	$43.2	$43.2	$43.2	$43.2	$43.2	$151.3	$367.3

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

In August 2024, Eversource communicated to its employees participating in the Eversource 401k Plan enhanced defined contribution feature (referred to as K-Vantage) that effective January 1, 2025, a Cash Balance Pension Plan is established, which replaces employer K-Vantage contributions. Eversource transferred into the Cash Balance Pension Plan employees who are participants in the K-Vantage plan, with the exception of one union group with ongoing negotiations, and will credit employees a set percentage of an employee’s eligible pay based on age and years of service on the employee’s behalf. This benefit is a new, additional obligation of the existing Pension Plan and will be funded through the existing assets of the Eversource Pension Plan. This plan amendment did not require a remeasurement in 2024 and the liability will begin to accrue benefits upon the effective date of January 1, 2025.

Funded Status:  The Pension, SERP and PBOP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans. The SERP Plans do not contain any assets.  The following tables provide information on the plan benefit obligations, fair values of plan assets, and funded status:

	Pension and SERP
	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,238.4)	$(1,048.5)	$(1,107.0)	$(562.3)	$(5,220.1)	$(1,030.0)	$(1,110.4)	$(556.2)
Service Cost	(44.3)	(12.7)	(7.7)	(4.3)	(43.1)	(12.3)	(7.8)	(4.3)
Interest Cost	(250.0)	(50.3)	(51.6)	(26.8)	(254.0)	(50.5)	(53.9)	(27.3)
Actuarial Gain/(Loss)	280.2	56.2	74.1	30.7	(110.4)	(19.7)	(17.6)	(11.6)
Benefits Paid - Pension	320.9	68.1	67.1	38.0	317.3	66.1	76.7	35.7
Benefits Paid - Lump Sum	24.0	—	7.6	0.1	28.9	—	5.3	1.0
Benefits Paid - SERP	19.4	0.3	0.2	0.4	43.0	0.3	0.2	0.4
Employee Transfers	—	4.0	13.8	2.7	—	(2.4)	0.5	—
Reclassified to Assets Held for Sale	142.5	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(4,745.7)	$(982.9)	$(1,003.5)	$(521.5)	$(5,238.4)	$(1,048.5)	$(1,107.0)	$(562.3)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$5,775.0	$1,170.0	$1,411.6	$614.0	$5,806.4	$1,172.0	$1,418.8	$618.0
Employer Contributions	5.0	—	—	—	5.0	—	—	—
Actual Return on Pension Plan Assets	227.0	46.5	55.1	24.3	309.8	61.7	75.3	32.7
Benefits Paid - Pension	(320.9)	(68.1)	(67.1)	(38.0)	(317.3)	(66.1)	(76.7)	(35.7)
Benefits Paid - Lump Sum	(24.0)	—	(7.6)	(0.1)	(28.9)	—	(5.3)	(1.0)
Employee Transfers	—	(4.0)	(13.8)	(2.7)	—	2.4	(0.5)	—
Reclassified to Assets Held for Sale	(148.1)	—	—	—	—	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$5,514.0	$1,144.4	$1,378.2	$597.5	$5,775.0	$1,170.0	$1,411.6	$614.0
Funded Status as of December 31st	$768.3	$161.5	$374.7	$76.0	$536.6	$121.5	$304.6	$51.7

Actuarial Gain/(Loss): For the year ended December 31, 2024, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's Pension and SERP Plans’ projected benefit obligation of $332.9 million, partially offset by an actuarial loss of $42.1 million related to updated census data. For the year ended December 31, 2023, the actuarial loss was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource's Pension and SERP Plans’ projected benefit obligation of $98.9 million.

As of December 31, 2024 and 2023, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2024	$4,617.1	$953.9	$969.5	$507.4
2023	4,936.8	977.8	1,051.9	522.1

	PBOP
	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(676.0)	$(120.6)	$(188.3)	$(72.0)	$(693.7)	$(127.9)	$(189.5)	$(74.6)
Service Cost	(7.0)	(1.2)	(1.2)	(0.6)	(7.6)	(1.3)	(1.2)	(0.7)
Interest Cost	(31.9)	(5.6)	(8.8)	(3.4)	(33.8)	(6.2)	(9.2)	(3.7)
Actuarial Gain/(Loss)	41.3	8.9	10.7	3.9	5.0	4.4	(5.8)	0.8
Benefits Paid	51.7	9.4	15.9	6.2	52.7	10.0	16.7	6.1
Employee Transfers	—	—	0.3	—	—	—	0.5	(0.1)
Plan Amendment	—	—	—	—	1.4	0.4	0.2	0.2
Reclassified to Assets Held for Sale	34.5	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(587.4)	$(109.1)	$(171.4)	$(65.9)	$(676.0)	$(120.6)	$(188.3)	$(72.0)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$1,024.4	$123.0	$490.4	$74.7	$970.1	$120.6	$456.1	$72.3
Actual Return on Plan Assets	92.3	11.2	45.8	7.6	104.7	12.6	52.3	8.3
Employer Contributions	0.9	—	—	—	1.9	—	—	—
Benefits Paid	(51.8)	(9.4)	(15.9)	(6.1)	(52.3)	(10.0)	(16.7)	(6.1)
Employee Transfers	—	(0.4)	(1.1)	0.2	—	(0.2)	(1.3)	0.2
Reclassified to Assets Held for Sale	(29.5)	—	—	—	—	—	—	—
Fair Value of Plan Assets as of End of Year	$1,036.3	$124.4	$519.2	$76.4	$1,024.4	$123.0	$490.4	$74.7
Funded Status as of December 31st	$448.9	$15.3	$347.8	$10.5	$348.4	$2.4	$302.1	$2.7

Actuarial Gain/(Loss): For the year ended December 31, 2024, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $39.8 million. For the year ended December 31, 2023, the actuarial gain was primarily attributable to changes to termination, retirement, and dependency rates that were updated as a result of an experience study performed in 2023, updated census data, changes to plan provisions, and other assumption changes, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $17 million. The actuarial gain was partially offset by a decrease in the discount rate, which resulted in an increase to the Eversource PBOP projected benefit obligation of $12 million.

A reconciliation of the prepaid assets and liabilities within the Eversource Pension, SERP and PBOP Plans’ funded status to the balance sheets is as follows:

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Prepaid Pension (1)	$887.7	$167.2	$376.9	$80.5	$672.2	$127.4	$306.5	$56.3
Prepaid PBOP	448.9	15.3	347.8	10.5	356.0	2.4	302.1	2.7
Prepaid Pension and PBOP	$1,336.6	$182.5	$724.7	$91.0	$1,028.2	$129.8	$608.6	$59.0

Accrued SERP (1)	$119.4	$5.7	$2.2	$4.5	$135.6	$5.9	$1.9	$4.6
Accrued PBOP (1)	—	—	—	—	7.6	—	—	—
Less: Accrued SERP - current portion	(24.0)	(0.4)	(0.2)	(0.4)	(19.4)	(0.3)	(0.2)	(0.4)
Accrued SERP and PBOP	$95.4	$5.3	$2.0	$4.1	$123.8	$5.6	$1.7	$4.2

(1)     As of December 31, 2024, the Aquarion water distribution business’s prepaid pension has been reclassified to Assets Held for Sale and the accrued SERP and PBOP liabilities have been reclassified to Liabilities Held for Sale on the Eversource balance sheet. As of December 31, 2023, these balances were recorded within Prepaid Pension and PBOP and Accrued SERP and PBOP on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2024			2023			2024	2023
Discount Rate	5.6%	—	5.7%	4.9%	—	5.0%	5.7%	5.0%	—	5.2%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 7.5 percent, with an ultimate rate of 5 percent in 2035, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

Expense:  Eversource charges net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year. The Company utilizes the spot rate methodology to estimate the discount rate for the service and interest cost components of benefit plan expense, which provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.

The components of net periodic benefit plan expense/(income) for the Pension, SERP and PBOP Plans, prior to amounts capitalized as Property, Plant and Equipment or deferred as regulatory assets/(liabilities) for future recovery or refund, are shown below. The service cost component of net periodic benefit plan expense/(income), less the capitalized portion, is included in Operations and Maintenance expense on the statements of income. The remaining components of net periodic benefit plan expense/(income), less the deferred portion, are included in Other Income, Net on the statements of income. Pension, SERP and PBOP plan expense/(income) reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include intercompany allocations of net periodic benefit plan expense/(income), as these amounts are cash settled on a short-term basis.

	Pension and SERP				PBOP
	For the Year Ended December 31, 2024				For the Year Ended December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$44.3	$12.7	$7.7	$4.3	$7.0	$1.2	$1.2	$0.6
Interest Cost	250.0	50.3	51.6	26.8	31.9	5.6	8.8	3.4
Expected Return on Plan Assets	(462.6)	(93.5)	(112.4)	(48.9)	(81.2)	(9.5)	(39.5)	(5.6)
Actuarial Loss/(Gain)	85.9	12.1	25.6	5.0	(0.4)	—	—	—
Prior Service Cost/(Credit)	1.3	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(76.8)	$(18.4)	$(27.2)	$(12.8)	$(64.3)	$(1.6)	$(46.5)	$(1.2)
Intercompany Income Allocations	N/A	$(1.6)	$(1.3)	$(0.4)	N/A	$(2.2)	$(2.6)	$(0.9)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2023				For the Year Ended December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$43.1	$12.3	$7.8	$4.3	$7.6	$1.3	$1.2	$0.7
Interest Cost	254.0	50.5	53.9	27.3	33.8	6.2	9.2	3.7
Expected Return on Plan Assets	(465.0)	(94.2)	(113.8)	(49.5)	(77.1)	(9.4)	(36.9)	(5.5)
Actuarial Loss	45.8	2.5	17.1	1.5	—	—	—	—
Prior Service Cost/(Credit)	1.3	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	12.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(108.4)	$(28.9)	$(34.7)	$(16.4)	$(57.3)	$(0.8)	$(43.5)	$(0.7)
Intercompany Income Allocations	N/A	$(4.0)	$(3.0)	$(0.8)	N/A	$(1.9)	$(2.1)	$(0.7)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2022				For the Year Ended December 31, 2022
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$70.1	$18.7	$13.8	$6.9	$11.6	$2.0	$2.0	$1.1
Interest Cost	154.5	31.3	32.8	16.9	20.2	3.7	5.3	2.2
Expected Return on Plan Assets	(523.6)	(106.3)	(128.4)	(56.1)	(89.9)	(11.4)	(42.4)	(6.7)
Actuarial Loss	116.0	16.2	32.8	7.9	—	—	—	—
Prior Service Cost/(Credit)	1.4	—	0.3	—	(21.7)	1.1	(17.0)	0.4
Total Net Periodic Benefit Plan Income	$(181.6)	$(40.1)	$(48.7)	$(24.4)	$(79.8)	$(4.6)	$(52.1)	$(3.0)
Intercompany Income Allocations	N/A	$(16.0)	$(12.4)	$(3.6)	N/A	$(3.7)	$(3.6)	$(1.2)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2024			2023			2022			2024			2023			2022
Discount Rate	4.7%	—	5.1%	4.9%	—	5.3%	2.2%	—	3.2%	4.9%	—	5.2%	5.1%	—	5.4%	2.3%	—	3.3%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension Plan, the expected long-term rate of return was 8.25 percent and 7.94 percent for the years ended December 31, 2024 and 2023, respectively. For the Aquarion PBOP Plan, the expected long-term rate of return was 7 percent for the years ended December 31, 2024 and 2023 and the health care cost trend rate was a range of 3.5 percent to 6.75 percent for the year ended December 31, 2024 and 3.5 percent to 7 percent for the year ended December 31, 2023.

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

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Actuarial (Gain)/Loss Arising During the Year	$(49.2)	$251.1	$2.3	$14.0	$(50.9)	$(32.0)	$(0.6)	$(0.3)
Actuarial (Loss)/Gain Reclassified as Net Periodic Benefit (Expense)/Income	(79.1)	(38.8)	(6.8)	(7.0)	0.4	—	—	—
Actuarial (Loss)/Gain Reclassified as Held for Sale	(16.6)	—	—	—	7.1	—	—	—
Settlement Loss	—	—	(4.3)	(12.4)	—	—	—	—
Prior Service Cost/(Credit) Arising During the Year	1.3	—	—	—	—	(0.9)	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.2)	(1.2)	(0.1)	(0.1)	21.8	21.8	(0.2)	(0.2)
Prior Service Cost Reclassified as Held for Sale	(1.2)	—	—	—	(0.6)	—	—	—

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2024 and 2023:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2024	2023	2024	2023
Pension and SERP
Actuarial Loss	$956.1	$1,101.0	$47.7	$56.5
Prior Service Cost	1.8	2.9	0.2	0.3
PBOP
Actuarial Loss	$6.4	$49.8	$1.8	$2.4
Prior Service (Credit)/Cost	(66.2)	(87.4)	0.5	0.7

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2025	2026	2027	2028	2029	2030 - 2034
Pension and SERP	$367.3	$363.3	$369.5	$372.9	$375.4	$1,879.4
PBOP	51.3	50.6	49.8	48.9	48.0	223.3

Eversource Contributions:  Based on the current status of the Pension Plans and federal pension funding requirements, for our Eversource Service Pension Plan there is no minimum funding requirement in 2025 and we do not expect to make pension contributions in 2025. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2025. Eversource contributed $5.0 million and $0.9 million to the Aquarion Pension and PBOP Plans, respectively, in 2024.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment guidelines for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-

term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension Plan assets, the Eversource Service PBOP Plan assets and the Aquarion Pension Plan assets, and a 7 percent long-term rate of return for the Aquarion PBOP Plan, to estimate its 2025 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2024			2023
	Target Asset Allocation		Assumed Rate of Return	Target Asset Allocation		Assumed Rate of Return
	Eversource Pension Plan	Eversource PBOP Plan	Eversource Pension Plan and PBOP Plan	Eversource Pension Plan	Eversource PBOP Plan	Eversource Pension Plan and PBOP Plan
Equity Securities:
United States	—%	20.0%	8.5%	—%	20.0%	8.5%
Global	20.0%	—%	8.8%	20.0%	—%	8.75%
Non-United States	—%	11.0%	8.5%	—%	11.0%	8.5%
Emerging Markets	—%	6.0%	10.0%	—%	6.0%	10.0%
Debt Securities:
Fixed Income	16.0%	17.0%	5.5%	16.0%	17.0%	5.5%
Public High Yield Fixed Income	5.0%	—%	7.5%	5.0%	—%	7.5%
United States Treasuries	11.0%	—%	4.5%	11.0%	—%	4.5%
Private Debt	10.0%	13.0%	10.0%	10.0%	13.0%	10.0%
Private Equity	23.0%	18.0%	12.0%	23.0%	18.0%	12.0%
Real Assets	15.0%	15.0%	7.5%	15.0%	15.0%	7.5%

The following tables present, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2024 (1)				2023 (2)
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$323.6	$—	$826.0	$1,149.6	$374.0	$—	$853.0	$1,227.0
Fixed Income	314.3	344.7	1,329.6	1,988.6	354.6	340.9	1,516.4	2,211.9
Private Equity	—	—	1,710.9	1,710.9	—	—	1,685.3	1,685.3
Real Assets	243.8	—	652.2	896.0	173.6	—	722.1	895.7
Total	$881.7	$344.7	$4,518.7	$5,745.1	$902.2	$340.9	$4,776.8	$6,019.9
Less: 401(h) PBOP Assets (3)				(231.1)				(244.9)
Total Pension Assets				$5,514.0				$5,775.0

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2024 (1)				2023
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	$184.8	$—	$166.3	$351.1	$139.1	$—	$212.1	$351.2
Fixed Income	61.8	44.6	127.5	233.9	33.4	43.0	159.8	236.2
Private Equity	—	—	99.0	99.0	—	—	87.7	87.7
Real Assets	83.7	—	37.5	121.2	70.5	—	33.9	104.4
Total	$330.3	$44.6	$430.3	$805.2	$243.0	$43.0	$493.5	$779.5
Add: 401(h) PBOP Assets (3)				231.1				244.9
Total PBOP Assets				$1,036.3				$1,024.4

(1)     As of December 31, 2024, the funded status of the Aquarion water distribution business’s Pension and PBOP benefit plans have been reclassified in held for sale presentation on the Eversource balance sheet. Therefore, these Pension and PBOP asset balances have been excluded from the table above as of December 31, 2024.

(2)     Fixed Income investments classified as Level 1 as of December 31, 2023 include pending purchases and pending redemption settlements of $31 million.

(3)     The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

The Company values assets based on observable inputs when available.  Equity securities, fixed income exchange traded funds and real asset futures contracts classified as Level 1 in the fair value hierarchy are priced based on the closing price on the primary exchange as of the balance sheet date.

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

B.     Defined Contribution Plans
Eversource maintains defined contribution plans on behalf of eligible participants.  The Eversource 401k Plan provides for employee and employer contributions up to statutory limits.  For the years ended December 31, 2024, 2023 and 2022, for eligible employees, the Eversource 401k Plan provided employer matching contributions of either 100 percent up to a maximum of three percent of eligible compensation or 50 percent up to a maximum of eight percent of eligible compensation. The Eversource 401k Plan also contained a K-Vantage feature for the benefit of eligible participants, which provided an additional annual employer contribution based on age and years of service.  K-Vantage participants were not eligible to actively participate in the Eversource Pension Plan.

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2024	$76.2	$10.6	$15.4	$6.0
2023	67.3	9.0	13.7	5.4
2022	59.9	7.7	12.8	4.8

Effective January 1, 2025 for eligible Plan participants, the Eversource 401k Plan began providing employer matching contributions of 100 percent up to a maximum of six percent of eligible compensation. Also effective January 1, 2025, Eversource replaced employer K-Vantage contributions with the Cash Balance Pension Plan. See Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 7,400,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2024 and 2023, Eversource had 3,790,353 and 4,587,376 common shares, respectively, available for issuance under these plans.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	672,242	$65.89
Granted	372,400	$57.93
Shares Issued	(289,372)	$65.25
Forfeited	(39,828)	$66.91
Outstanding as of December 31, 2024	715,442	$61.95

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2024, 2023 and 2022 was $57.93, $76.42 and $85.96, respectively.  As of December 31, 2024 and 2023, the number and weighted average grant-date fair value of unvested RSUs was 455,620 and $65.29 per share, and 326,581 and $80.76 per share, respectively.  During 2024, there were 280,938 RSUs at a weighted average grant-date fair value of $65.20 per share that vested during the year and were either paid or deferred.  As of December 31, 2024, 259,822 RSUs were fully vested and deferred and an additional 432,839 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	664,424	$85.33
Granted	431,789	$55.87
Shares Issued	(126,054)	$85.54
Forfeited	(105,967)	$77.98
Outstanding as of December 31, 2024	864,192	$71.48

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2024, 2023 and 2022 was $55.87, $83.39 and $83.34, respectively.  As of December 31, 2024 and 2023, the number and weighted average grant-date fair value of unvested performance shares was 737,738 and $69.12 per share, and 485,480 and $85.20 per share, respectively.  During 2024, there were 72,723 performance shares at a weighted average grant-date fair value of $84.87 per share that vested during the year and were either paid or deferred.  As of December 31, 2024, 126,454 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Compensation Expense	$30.0	$27.8	$33.4
Future Income Tax Benefit	7.8	7.3	8.7

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$9.3	$9.6	$3.6	$8.7	$8.7	$3.0	$10.0	$10.7	$3.6
Future Income Tax Benefit	2.4	2.5	0.9	2.3	2.3	0.8	2.6	2.8	0.9

As of December 31, 2024, there was $31.2 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $5.5 million for CL&P, $8.8 million for NSTAR Electric, and $2.0 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.76 years for Eversource, CL&P, and PSNH and 1.77 years for NSTAR Electric.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards. The Company issues treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2024 and 2023, a tax deficiency associated with the distribution of stock compensation awards increased income tax expense by $2.3 million and $0.5 million, respectively, which decreased cash flows from operating activities on the statements of cash flows. For the year ended December 31, 2022, excess tax benefits associated with the distribution of stock compensation awards reduced income tax expense by $2.1 million, which increased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2024	2023	2022
Actuarially-Determined Liability	$30.2	$32.6	$43.4
Other Retirement Benefits Expense (1)	2.4	2.6	10.9

	As of and For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	0.1	$—	$1.0	$0.2	$—	$1.1	$0.2	$0.1	$1.3
Other Retirement Benefits Expense (1)	0.8	0.8	0.3	0.8	0.8	0.4	4.0	3.7	1.3

(1)    Other Retirement Benefits Expense in 2022 includes a one-time special retirement benefit payable of $9.2 million, which was paid in 2023.

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2024	2023	2022
Current Income Taxes:
Federal	$(23.4)	$75.8	$95.8
State	14.3	0.6	13.6
Total Current	(9.1)	76.4	109.4
Deferred Income Taxes, Net:
Federal	266.3	(0.9)	198.8
State	169.6	86.3	148.0
Total Deferred	435.9	85.4	346.8
Investment Tax Credits, Net	(2.1)	(2.1)	(2.6)
Income Tax Expense	$424.7	$159.7	$453.6

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$25.9	$65.9	$(1.7)	$(10.8)	$50.7	$(40.0)	$106.2	$55.0	$29.6
State	(6.8)	15.2	(5.2)	(2.3)	7.8	(20.0)	20.1	8.7	5.9
Total Current	19.1	81.1	(6.9)	(13.1)	58.5	(60.0)	126.3	63.7	35.5
Deferred Income Taxes, Net:
Federal	107.9	63.9	50.8	130.3	50.1	81.2	17.2	35.6	5.9
State	67.5	47.3	26.3	53.7	46.1	37.8	28.2	42.4	9.9
Total Deferred	175.4	111.2	77.1	184.0	96.2	119.0	45.4	78.0	15.8
Investment Tax Credits, Net	—	(1.7)	—	—	(1.7)	—	(0.5)	(1.7)	—
Income Tax Expense	$194.5	$190.6	$70.2	$170.9	$153.0	$59.0	$171.2	$140.0	$51.3

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2024	2023	2022
Income/(Loss) Before Income Tax Expense	$1,243.8	$(275.0)	$1,866.0

Statutory Federal Income Tax Expense at 21%	261.2	(57.7)	391.9
Tax Effect of Differences:
Depreciation	(22.6)	(25.8)	(17.1)
Investment Tax Credit Amortization	(2.1)	(2.1)	(2.6)
Other Federal Tax Credits	(67.0)	(42.5)	—
State Income Taxes, Net of Federal Impact	43.2	(11.4)	75.9
Dividends on ESOP	(5.5)	(5.3)	(5.1)
Tax Asset Valuation Allowance/Reserve Adjustments	278.6	295.8	51.6
Tax Deficiency/(Excess Stock Benefit)	2.3	0.5	(2.1)
EDIT Amortization	(37.0)	(51.5)	(49.1)
Other, Net	(26.4)	59.7	10.2
Income Tax Expense	$424.7	$159.7	$453.6
Effective Tax Rate	34.1%	(58.1)%	24.3%

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$707.1	$826.9	$285.1	$689.6	$697.5	$254.7	$704.1	$632.4	$222.9

Statutory Federal Income Tax Expense at 21%	148.5	173.7	59.9	144.9	146.5	53.5	147.9	132.8	46.8
Tax Effect of Differences:
Depreciation	0.4	(10.9)	(1.0)	(5.6)	(8.8)	(1.0)	(3.7)	(4.2)	0.9
Investment Tax Credit Amortization	—	(1.7)	—	—	(1.7)	—	(0.5)	(1.7)	—
State Income Taxes, Net of Federal Impact	(2.8)	49.4	16.7	(10.7)	42.5	14.1	(6.6)	40.3	12.5
Tax Asset Valuation Allowance/Reserve Adjustments	50.8	—	—	51.3	—	—	44.7	—	—
Tax Deficiency/(Excess Stock Benefit)	0.8	0.8	0.3	0.2	0.2	0.1	(0.7)	(0.8)	(0.3)
EDIT Amortization	(9.2)	(20.0)	(6.5)	(10.5)	(28.4)	(6.8)	(9.2)	(29.2)	(7.7)
Other, Net	6.0	(0.7)	0.8	1.3	2.7	(0.9)	(0.7)	2.8	(0.9)
Income Tax Expense	$194.5	$190.6	$70.2	$170.9	$153.0	$59.0	$171.2	$140.0	$51.3
Effective Tax Rate	27.5%	23.0%	24.6%	24.8%	21.9%	23.2%	24.3%	22.1%	23.0%

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

	As of December 31,
	2024				2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$266.9	$33.7	$83.5	$14.5	$244.5	$29.9	$66.8	$13.0
Derivative Liabilities	19.6	19.6	—	—	33.0	33.0	—	—
Regulatory Deferrals - Liabilities	508.7	128.0	316.7	19.6	452.0	94.4	291.5	23.8
Allowance for Uncollectible Accounts	145.3	75.4	26.5	3.8	143.8	79.6	21.5	3.9
Tax Effect - Tax Regulatory Liabilities	720.8	317.6	214.3	93.2	739.0	320.7	227.1	95.5
Net Operating Loss Carryforwards	198.2	—	—	1.5	13.8	—	—	—
Purchase Accounting Adjustment	52.1	—	—	—	56.7	—	—	—
Equity Method Wind Investments	1,098.6	—	—	—	584.9	—	—	—
Other	267.1	134.7	31.5	24.1	200.1	125.3	25.0	23.4
Total Deferred Tax Assets	3,277.3	709.0	672.5	156.7	2,467.8	682.9	631.9	159.6
Less: Valuation Allowance (1)	558.2	104.1	—	—	328.1	80.6	—	—
Net Deferred Tax Assets	$2,719.1	$604.9	$672.5	$156.7	$2,139.7	$602.3	$631.9	$159.6
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$5,493.3	$1,820.3	$1,845.2	$618.4	$5,103.3	$1,703.4	$1,728.6	$566.5
Property Tax Accruals	107.4	49.8	44.5	6.5	95.0	42.0	39.8	6.3
Regulatory Amounts:
Regulatory Deferrals - Assets	1,709.1	522.9	519.9	277.8	1,512.3	470.0	474.5	250.3
Tax Effect - Tax Regulatory Assets	294.5	194.7	10.0	9.4	284.0	191.9	10.5	8.3
Goodwill-related Regulatory Asset - 1999 Merger	67.5	—	58.0	—	72.2	—	61.9	—
Employee Benefits	353.0	51.0	175.4	23.5	282.0	38.8	146.7	16.8
Derivative Assets	3.8	3.8	—	—	6.4	6.4	—	—
Other	101.7	15.2	24.9	2.7	88.2	9.9	19.5	2.9
Total Deferred Tax Liabilities	$8,130.3	$2,657.7	$2,677.9	$938.3	$7,443.4	$2,462.4	$2,481.5	$851.1

(1)    As of December 31, 2024 and 2023, the Eversource Valuation Allowance of $558.2 million and $328.1 million, includes $427.0 million and $224.0 million, respectively, related to Eversource’s share of offshore wind investments.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2024					2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$877.7	$—	$—	$7.1	—	$—	$—	$—	$—	—
Federal Tax Credit	404.1	—	—	—	2044	—	—	—	—	—
Federal Capital Loss	2,700.0	—	—	—	2024 - 2029	—	—	—	—	—
State Net Operating Loss	214.1	—	—	—	2024 - 2044	243.4	—	—	—	2023 - 2041
State Tax Credit	238.3	157.7	—	—	2024 - 2029	228.5	157.5	—	—	2023 - 2028
State Capital Loss	2,700.0	—	—	—	2024 - 2029	—	—	—	—	—
State Charitable Contribution	15.2	—	—	—	2024 - 2028	7.9	—	—	—	2023 - 2027

In 2024 and 2023, the Company increased its valuation allowance reserve for state credits by $27.3 million ($23.5 million for CL&P), net of tax, and $21.3 million ($17.3 million for CL&P), net of tax, respectively, to reflect an update for expiring tax credits.

For 2024, state credit and federal and state loss carryforwards have been partially reserved by a valuation allowance of $558.2 million (net of tax) and for 2023, state credit and state loss carryforwards were partially reserved by a valuation allowance of $104.1 million (net of tax).

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2022	$65.8	$26.2
Gross Increases - Current Year	11.5	3.5
Gross Decreases - Prior Year	(2.4)	(0.9)
Lapse of Statute of Limitations	(7.8)	(3.3)
Balance as of December 31, 2022	67.1	25.5
Gross Increases - Current Year	23.4	4.0
Gross Increases - Prior Year	0.1	0.1
Gross Decreases - Prior Year	(0.1)	—
Lapse of Statute of Limitations	(9.2)	(3.8)
Balance as of December 31, 2023	81.3	25.8
Gross Increases - Current Year	14.2	2.9
Gross Increases - Prior Year	11.0	—
Gross Decreases - Prior Year	(0.2)	(0.2)
Lapse of Statute of Limitations	(12.6)	(6.6)
Balance as of December 31, 2024	$93.7	$21.9

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded. The amount of interest expense recognized on uncertain tax positions was $1.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. There was no interest expense/(income) recognized on uncertain tax positions for the year ended December 31, 2022. Accrued interest payable was $1.7 million and $0.4 million as of December 31, 2024 and 2023, respectively.

Tax Positions:  During 2024 and 2023, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2024:

Description	Tax Years
Federal	2022 - 2024(1)
Connecticut	2021 - 2024
Massachusetts	2022 - 2024
New Hampshire	2021 - 2024

(1) The Company’s Corporate Income Tax Returns for 2022 and 2023 were reviewed and closed as part of the annual IRS CAP program, with the exception for partnership investments of the Company. The Company was recently informed of an IRS audit of one of the partnership returns for the tax year 2022 and the IRS reserves the right to audit 2023. The Company recorded in the above Unrecognized Tax Benefits a reserve associated with this Partnership audit. These years remain open in relation to those audits.

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2023	$122.6	$13.9	$3.4	$6.1
Additions	16.8	2.6	2.5	1.7
Payments/Reductions	(11.2)	(2.7)	(0.5)	(0.2)
Balance as of December 31, 2023	128.2	13.8	5.4	7.6
Additions	11.0	0.8	1.9	0.2
Payments/Reductions	(11.2)	(1.2)	(0.7)	(1.5)
Balance as of December 31, 2024	$128.0	$13.4	$6.6	$6.3

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2024	65	15	14	8
2023	65	16	12	8

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $115.9 million and $117.1 million as of December 31, 2024 and 2023, respectively, and related primarily to the natural gas business segment.

As of December 31, 2024, for 17 environmental sites (9 for CL&P and 2 for NSTAR Electric) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2024, $30.7 million (including $5.7 million for CL&P and $1.4 million for NSTAR Electric) had been accrued as a liability for these sites.

As of December 31, 2024, for 8 environmental sites (1 for NSTAR Electric) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs. As of December 31, 2024, $29.5 million has been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $17.5 million may be incurred in executing current remediation plans for these sites.

As of December 31, 2024, for the remaining 40 environmental sites (including 6 for CL&P, 11 for NSTAR Electric and 8 for PSNH) that are included in the Company's reserve for environmental costs, the $67.8 million accrual (including $7.7 million for CL&P, $5.2 million for NSTAR Electric and $6.3 million for PSNH) represents management's best estimate of the probable liability and no additional loss is estimable at this time.

PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2024 are as follows:

Eversource
(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
Renewable Energy Purchase Contracts	$771.8	$865.2	$919.9	$918.0	$785.5	$6,289.9	$10,550.3
Natural Gas Procurement	532.6	486.1	364.6	308.1	294.9	1,004.4	2,990.7
Capacity and Purchased Power	75.2	2.9	2.7	2.7	2.3	2.3	88.1
Peaker CfDs	28.3	27.7	23.1	23.3	24.1	84.6	211.1
Transmission Support Commitments	17.1	18.8	20.0	20.9	21.8	22.6	121.2
Total	$1,425.0	$1,400.7	$1,330.3	$1,273.0	$1,128.6	$7,403.8	$13,961.4

CL&P
(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
Renewable Energy Purchase Contracts	$651.0	$671.9	$723.7	$724.5	$588.4	$3,473.6	$6,833.1
Capacity	72.4	0.1	—	—	—	—	72.5
Peaker CfDs	28.3	27.7	23.1	23.3	24.1	84.6	211.1
Transmission Support Commitments	6.8	7.4	7.9	8.3	8.6	8.9	47.9
Total	$758.5	$707.1	$754.7	$756.1	$621.1	$3,567.1	$7,164.6

NSTAR Electric
(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
Renewable Energy Purchase Contracts	$120.8	$193.3	$196.2	$193.5	$197.1	$2,816.3	$3,717.2
Purchased Power	2.8	2.8	2.7	2.7	2.3	2.3	15.6
Transmission Support Commitments	6.7	7.4	7.9	8.2	8.6	8.9	47.7
Total	$130.3	$203.5	$206.8	$204.4	$208.0	$2,827.5	$3,780.5

PSNH
(Millions of Dollars)	2025	2026	2027	2028	2029	Thereafter	Total
Transmission Support Commitments	$3.6	$4.0	$4.2	$4.4	$4.6	$4.8	$25.6

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts for the purchase of energy supply, the amounts of which vary with customers' energy needs.

Renewable Energy Purchase Contracts:  Renewable energy purchase contracts include non-cancellable commitments under contracts of CL&P and NSTAR Electric for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2046 for CL&P and 2045 for NSTAR Electric. In 2024, the NHPUC approved the termination of a PPA for the purchase of capacity, renewable energy and RECs from a New Hampshire generation plant and there are no remaining long-term renewable energy purchase contracts at PSNH.

Renewable energy purchase contracts include long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts to purchase electricity generated by this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated energy costs under this contract are expected to begin when the facilities are in service in 2025 and range between $100 million and $200 million per year under NSTAR Electric’s 20-year contract, totaling approximately $2.6 billion.

As required by 2018 regulation, CL&P and UI each entered into PURA-approved ten-year contracts in 2019 to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility, which represents a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). Also as required by 2018 regulation, CL&P and UI each entered into PURA-approved eight-year contracts in 2019 to purchase a combined amount of approximately 18 percent of the Seabrook Nuclear Power Plant’s output (approximately 15 percent by CL&P) beginning January 1, 2022. The total estimated remaining future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $2.6 billion and are reflected in the table above. As required by law, CL&P cannot use this power to satisfy its customers’ supply obligations. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

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

Capacity and Purchased Power:  These contracts include capacity CfDs with generation facilities at CL&P through 2026, and a purchase obligation for electricity which extends through 2031 for NSTAR Electric. CL&P's portion of the costs and benefits under these capacity contracts are recovered from, or refunded to, CL&P's customers.

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

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Renewable Energy Purchase Contracts	$591.4	$581.4	$678.1
Natural Gas Procurement	695.0	695.8	1,042.8
Capacity and Purchased Power	70.5	69.0	61.6
Peaker CfDs	23.1	20.1	13.4
Transmission Support Commitments	16.7	14.2	12.7

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy Purchase Contracts	$529.0	$62.4	$—	$474.1	$60.0	$47.3	$513.2	$90.8	$74.1
Capacity and Purchased Power	67.6	2.9	—	65.5	2.9	0.6	57.7	3.0	0.9
Peaker CfDs	23.1	—	—	20.1	—	—	13.4	—	—
Transmission Support Commitments	6.6	6.6	3.5	5.6	5.6	3.0	5.0	5.0	2.7
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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. In September 2024, the parties reached an agreement in principle to settle the Phase V complaint totaling $145 million for CYAPC, YAEC, and MYAPC. The settlement was approved on November 19, 2024 and the Department of Justice filed a Notice of Appeal on January 17, 2025 on an issue outside the scope of the settlement. Oral arguments are expected to be scheduled in the second half of 2025.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.2 million and $4.4 million as of December 31, 2024 and 2023, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of December 31, 2024
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$357.0
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	277.5
Eversource Investment LLC	Letters of Credit (3)	5.3
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	30.7

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $935.6 million. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between December 2024 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of December 31, 2024, EI has issued two letters of credit on behalf of South Fork Wind, LLC and one letter of credit on behalf of Revolution Wind, LLC totaling $5.3 million. The guarantee will remain in effect until full performance of the guaranteed obligations. On January 24, 2025, the $1.0 million letter of credit issued on behalf of Revolution Wind, LLC was terminated.

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

(5)    Eversource parent issued a guarantee on behalf of its previously 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term, January 2044, with the option to extend to January 2049 and (ii) full performance of the guaranteed obligations.

(6)    Surety bonds expire in 2025. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2024 and 2023. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2024 and 2023.

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

On November 21, 2019, FERC issued Opinion No. 569 affecting the two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted a new methodology for determining base ROEs. Various parties sought rehearing. On December 23, 2019, the NETOs filed supplementary materials in the NETOs' four pending cases to respond to this new methodology because of the uncertainty of the applicability to the NETOs' cases. On May 21, 2020, the FERC issued its order in Opinion No. 569-A on the rehearing of the MISO transmission owners' cases, in which FERC again changed its methodology for determining the MISO transmission owners' base ROEs. On November 19, 2020, the FERC issued Opinion No. 569-B denying rehearing of Opinion No. 569-A and reaffirmed the methodology previously adopted in Opinion No. 569-A. The new methodology differs significantly from the methodology proposed by FERC in its October 16, 2018 order to determine the NETOs' base ROEs in their four pending cases. FERC Opinion Nos. 569-A and 569-B were appealed to the Court. On August 9, 2022, the Court issued its decision vacating MISO ROE FERC Opinion Nos. 569, 569-A and 569-B and remanded to FERC to reopen the proceedings. The Court found that FERC’s development of the new return methodology was arbitrary and capricious due to FERC’s failure to offer a reasonable explanation for its decision to reintroduce the risk-premium financial model in its new methodology for calculating a just and reasonable return.

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

On November 13, 2024, the NETOs filed a supplemental brief in their four pending ROE proceedings to explain to FERC that it cannot apply the reasoning and methodologies of the MISO ROE case to the NETOs’ cases due to the entirely different set of facts in the MISO and NETOs ROE proceedings. Doing so would violate the substance of the Court’s April 14, 2017 order and would violate the legal standard required by the Federal Power Act.

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds.

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate any potential range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the financial condition, results of operations, and cash flows.

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

CL&P and PSNH entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not recognized as a lease liability on the balance sheet and are not reflected in the future minimum lease payments table below.  Expense related to these contracts is included as variable lease cost in the table below. The expense and long-term obligation for these contracts are also included in Note 13B, "Commitments and Contingencies - Long-Term Contractual Arrangements," to the financial statements. In 2024, these contracts at PSNH were terminated.

The components of lease cost, prior to amounts capitalized, are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Finance Lease Cost:
Amortization of Right-of-use-Assets	$6.4	$4.8	$8.3
Interest on Lease Liabilities	2.7	2.0	2.0
Total Finance Lease Cost	9.1	6.8	10.3
Operating Lease Cost	15.2	11.4	11.6
Variable Lease Cost	18.3	69.2	78.1
Total Lease Cost	$42.6	$87.4	100.0

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Finance Lease Cost:
Amortization of Right-of-use-Assets	$1.7	$0.2	$—	$—	$0.2	$—	$—	$0.2	$0.1
Interest on Lease Liabilities	0.8	0.6	—	—	0.6	—	—	0.6	—
Total Finance Lease Cost	2.5	0.8	—	—	0.8	—	—	0.8	0.1
Operating Lease Cost	2.6	5.3	1.8	0.7	3.0	0.4	0.3	2.3	0.1
Variable Lease Cost	18.9	—	(0.6)	21.9	—	47.3	25.6	—	52.5
Total Lease Cost	$24.0	$6.1	$1.2	$22.6	$3.8	$47.7	$25.9	$3.1	$52.7

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

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2024				As of December 31, 2023
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Right-of-use-Assets, Net	Other Long-Term Assets	$56.1	$7.7	$29.4	$3.3	$53.5	$2.2	$27.7	$4.7
Operating Lease Liabilities
Current Portion	Other Current Liabilities	$10.4	$2.2	$3.7	$1.7	$9.5	$0.8	$2.2	$1.5
Long-Term	Other Long-Term Liabilities	45.7	5.5	25.7	1.6	44.0	1.4	25.5	3.2
Total Operating Lease Liabilities		$56.1	$7.7	$29.4	$3.3	$53.5	$2.2	$27.7	$4.7
Finance Leases:
Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$61.9	$16.6	$2.8	$—	$68.6	$18.3	$3.0	$—
Finance Lease Liabilities
Current Portion	Other Current Liabilities	$5.6	$1.5	$—	$—	$5.4	$1.4	$—	$—
Long-Term	Other Long-Term Liabilities	62.1	15.6	4.9	—	67.3	16.9	4.9	—
Total Finance Lease Liabilities		$67.7	$17.1	$4.9	$—	$72.7	$18.3	$4.9	$—

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

As of December 31, 2024, the operating lease balances attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2023, these balances were recorded within Other Long-Term Assets on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

Other information related to leases is as follows:

	As of December 31,
	2024				2023
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	9	4	12	2	9	4	13	3
Finance Leases	12	8	17	—	13	9	18	—
Weighted-Average Discount Rate (Percentage):
Operating Leases	4.1%	5.2%	4.2%	5.2%	4.0%	5.2%	4.2%	5.2%
Finance Leases	3.3%	5.3%	2.9%	—%	3.3%	5.3%	2.9%	—%

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$14.5	$2.5	$4.9	$1.8
Operating Cash Flows from Finance Leases	2.6	0.7	0.7	—
Financing Cash Flows from Finance Leases	5.2	1.2	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	15.3	7.8	5.7	0.3
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	0.3	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.5	$0.7	$2.5	$0.4
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	12.8	0.6	7.0	5.0
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	18.5	18.3	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$11.3	$0.3	$2.1	$0.1
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	0.1
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	18.9	2.4	—	—
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	3.5	—	—	—

As of December 31, 2024, there are no lease agreements for Eversource, CL&P, NSTAR Electric or PSNH which have been executed but have yet to commence and have not been recorded as right-of-use assets.

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2024 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric
Year Ending December 31,
2025	$12.5	$2.6	$4.9	$1.9	$8.3	$2.3	$0.7
2026	11.0	2.3	4.9	1.5	7.9	2.4	0.7
2027	7.0	1.8	2.9	0.1	7.9	2.5	0.7
2028	6.6	1.8	2.6	—	7.3	2.6	0.7
2029	4.5	—	2.5	—	7.3	2.6	0.7
Thereafter	26.2	—	22.2	—	50.5	8.9	10.2
Future lease payments	67.8	8.5	40.0	3.5	89.2	21.3	13.7
Less amount representing interest	11.7	0.8	10.6	0.2	21.5	4.2	8.8
Present value of future minimum lease payments	$56.1	$7.7	$29.4	$3.3	$67.7	$17.1	$4.9

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.8	$116.2	$90.3	$43.0	$33.5	$—	$—
Long-Term Debt	26,704.8	24,791.4	5,111.1	4,705.8	5,094.9	4,759.4	1,732.1	1,529.7
Rate Reduction Bonds	367.3	352.1	—	—	—	—	367.3	352.1

As of December 31, 2023:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$122.2	$116.2	$90.4	$43.0	$31.8	$—	$—
Long-Term Debt	24,413.5	22,855.2	4,814.4	4,572.0	4,496.9	4,273.7	1,431.6	1,292.6
Rate Reduction Bonds	410.5	395.0	—	—	—	—	410.5	395.0

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1H, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(0.4)	$(33.3)	$(33.7)	$(0.4)	$(1.2)	$(37.8)	$(39.4)

OCI Before Reclassifications	—	(2.5)	(2.5)	—	—	(8.8)	(8.8)
Amounts Reclassified from AOCI	—	9.7	9.7	—	1.2	13.3	14.5
Net OCI	—	7.2	7.2	—	1.2	4.5	5.7
Balance as of December 31st	$(0.4)	$(26.1)	$(26.5)	$(0.4)	$—	$(33.3)	$(33.7)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI were net deferred tax assets of $0.4 million, $4.9 million and $1.3 million in 2024, 2023 and 2022, respectively.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2024	2023	2022
Unrealized Loss on Marketable Securities	—	(1.6)	—	Other Income, Net
Tax Effect	—	0.4	—	Income Tax Expense
Unrealized Loss on Marketable Securities, Net of Tax	—	(1.2)	—

Defined Benefit Plan Costs:
Amortization of Actuarial Losses	(6.8)	(7.0)	(9.0)	Other Income, Net (1)
Amortization of Prior Service Cost	(0.3)	(0.3)	(0.3)	Other Income, Net (1)
Settlement Losses	(4.3)	(12.4)	—	Other Income, Net (1)
Total Defined Benefit Plan Costs	(11.4)	(19.7)	(9.3)
Tax Effect	1.7	6.4	2.3	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	(9.7)	(13.3)	(7.0)
Total Amounts Reclassified from AOCI, Net of Tax	$(9.7)	$(14.5)	$(7.0)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1L, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total indebtedness to total capitalization ratio requirement in its revolving credit agreements. Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, Eversource is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 70 percent at the end of each fiscal quarter and each other company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2024, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2024.

The Retained Earnings balances subject to dividend restrictions were $3.93 billion for Eversource, $2.82 billion for CL&P, $3.13 billion for NSTAR Electric and $808.7 million for PSNH as of December 31, 2024.

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

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2024 and 2023	Issued as of December 31,
			2024	2023
Eversource	$5	410,000,000	375,724,367	359,984,073
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: Eversource had an equity distribution agreement pursuant to which it could offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource issued and sold its common shares through its sales agents during the term of this agreement. Shares were offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales were made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2024, Eversource issued 15,740,294 common shares, which resulted in proceeds of $989.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. In 2023, no shares were issued under this agreement. Eversource completed the program in October 2024.

Treasury Shares: As of December 31, 2024 and 2023, there were 9,116,315 and 10,443,807 Eversource common shares held as treasury shares, respectively.  As of December 31, 2024 and 2023, there were 366,608,052 and 349,540,266 Eversource common shares outstanding, respectively.

Acquisition of The Torrington Water Company: On October 3, 2022, Aquarion acquired The Torrington Water Company (TWC) following the receipt of all required approvals. The acquisition was structured as a stock-for-stock merger and Eversource issued 925,264 treasury shares at closing for a purchase price of $72.1 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan. Eversource also issued treasury shares for its October 2022 water business acquisitions. The issuance of treasury shares represents a non-cash transaction, as the treasury shares were used to fulfill Eversource's obligations that require the issuance of common shares.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2024	2023	2024	2023
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2024, 2023 and 2022.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2024 and 2023.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2024, 2023 and 2022, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

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

For the years ended December 31, 2024, 2023 and 2022, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted earnings/(loss) per share:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2024	2023	2022
Net Income/(Loss) Attributable to Common Shareholders	$811.7	$(442.2)	$1,404.9
Weighted Average Common Shares Outstanding:
Basic	357,482,965	349,580,638	346,783,444
Dilutive Effect	296,443	259,843	463,324
Diluted	357,779,408	349,840,481	347,246,768
Basic Earnings/(Loss) Per Common Share	$2.27	$(1.27)	$4.05
Diluted Earnings/(Loss) Per Common Share	$2.27	$(1.26)	$4.05

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,904.8	$1,129.1	$—	$150.4	$—	$—	$6,184.3
Commercial	2,973.3	588.0	—	70.3	—	(7.7)	3,623.9
Industrial	389.0	172.5	—	4.7	—	(22.4)	543.8
Total Retail Tariff Sales Revenues	8,267.1	1,889.6	—	225.4	—	(30.1)	10,352.0
Wholesale Transmission Revenues	—	—	2,032.4	—	—	(1,529.3)	503.1
Wholesale Market Sales Revenues	658.9	161.9	—	4.2	—	—	825.0
Other Revenues from Contracts with Customers	92.2	5.1	13.9	5.7	1,701.3	(1,694.6)	123.6
Reserve for Revenues Subject to Refund	—	—	—	(1.9)	—	—	(1.9)
Total Revenues from Contracts with Customers	9,018.2	2,056.6	2,046.3	233.4	1,701.3	(3,254.0)	11,801.8
Alternative Revenue Programs	28.7	44.5	74.2	(5.3)	—	(67.2)	74.9
Other Revenues	19.6	2.8	0.5	1.2	—	—	24.1
Total Operating Revenues	$9,066.5	$2,103.9	$2,121.0	$229.3	$1,701.3	$(3,321.2)	$11,900.8

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$5,054.2	$1,145.4	$—	$144.7	$—	$—	$6,344.3
Commercial	2,893.2	637.7	—	69.8	—	(4.8)	3,595.9
Industrial	352.4	186.8	—	4.5	—	(19.7)	524.0
Total Retail Tariff Sales Revenues	8,299.8	1,969.9	—	219.0	—	(24.5)	10,464.2
Wholesale Transmission Revenues	—	—	1,777.5	—	—	(1,310.5)	467.0
Wholesale Market Sales Revenues	625.0	206.7	—	3.9	—	—	835.6
Other Revenues from Contracts with Customers	82.6	5.6	14.6	8.1	1,636.6	(1,628.0)	119.5
Amortization of Revenues Subject to Refund	—	—	4.3	—	—	—	4.3
Total Revenues from Contracts with Customers	9,007.4	2,182.2	1,796.4	231.0	1,636.6	(2,963.0)	11,890.6
Alternative Revenue Programs	(54.3)	35.5	118.9	0.4	—	(106.5)	(6.0)
Other Revenues	20.4	4.0	0.6	1.1	—	—	26.1
Total Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,796.1	$1,204.9	$—	$141.7	$—	$—	$6,142.7
Commercial	2,903.3	648.5	—	66.5	—	(4.1)	3,614.2
Industrial	374.9	199.7	—	4.7	—	(20.1)	559.2
Total Retail Tariff Sales Revenues	8,074.3	2,053.1	—	212.9	—	(24.2)	10,316.1
Wholesale Transmission Revenues	—	—	1,700.5	—	—	(1,264.5)	436.0
Wholesale Market Sales Revenues	1,190.9	140.8	—	3.8	—	—	1,335.5
Other Revenues from Contracts with Customers	72.3	5.6	14.1	8.4	1,435.5	(1,425.3)	110.6
Amortization of/(Reserve for) Revenues Subject to Refund	72.0	—	0.7	(0.7)	—	—	72.0
Total Revenues from Contracts with Customers	9,409.5	2,199.5	1,715.3	224.4	1,435.5	(2,714.0)	12,270.2
Alternative Revenue Programs	(15.4)	14.8	92.7	(2.5)	—	(84.3)	5.3
Other Revenues	11.2	1.3	0.7	0.6	—	—	13.8
Total Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3

	For the Years Ended December 31,
	2024			2023			2022
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,493.7	$1,771.8	$639.3	$2,597.8	$1,691.0	$765.4	$2,397.2	$1,601.8	$797.1
Commercial	1,164.8	1,466.7	343.6	1,082.1	1,442.3	369.6	1,067.9	1,457.4	380.8
Industrial	164.2	118.1	106.7	137.2	123.2	92.0	146.4	135.8	92.7
Total Retail Tariff Sales Revenues	3,822.7	3,356.6	1,089.6	3,817.1	3,256.5	1,227.0	3,611.5	3,195.0	1,270.6
Wholesale Transmission Revenues	870.8	794.1	367.5	794.7	692.0	290.8	755.1	670.4	275.0
Wholesale Market Sales Revenues	491.9	131.1	35.9	429.1	131.8	64.1	873.7	215.0	102.2
Other Revenues from Contracts with Customers	36.7	50.2	21.2	32.4	49.1	18.1	30.2	46.9	11.8
Amortization of Revenues Subject to Refund	—	—	—	4.3	—	—	72.7	—	—
Total Revenues from Contracts with Customers	5,222.1	4,332.0	1,514.2	5,077.6	4,129.4	1,600.0	5,343.2	4,127.3	1,659.6
Alternative Revenue Programs	45.4	36.7	20.8	66.8	(52.0)	49.8	56.5	0.7	20.1
Other Revenues	9.0	8.5	2.6	9.6	8.4	3.0	1.8	7.2	2.9
Eliminations	(661.5)	(656.3)	(243.1)	(575.2)	(570.3)	(204.9)	(583.8)	(552.1)	(207.8)
Total Operating Revenues	$4,615.0	$3,720.9	$1,294.5	$4,578.8	$3,515.5	$1,447.9	$4,817.7	$3,583.1	$1,474.8

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

In regulated tariff sales, the transaction prices are the rates approved by the respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions. These rates are designed to recover the costs to provide service to customers and include a return on investment. Regulatory commission-approved tracking mechanisms are included in these rates and are also used to recover, on a fully-reconciling basis, certain costs, such as the procurement of energy supply, state mandated energy purchase agreements, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded costs, among others. These tracking mechanisms result in rates being changed periodically to ensure recovery of actual costs incurred and the refund of any overcollection of costs.

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

Wholesale Transmission Revenues:  The Eversource electric transmission-owning companies (CL&P, NSTAR Electric and PSNH) each own and maintain transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England. CL&P, NSTAR Electric and PSNH, as well as most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  The Eversource electric transmission-owning companies have a combination of FERC-approved regional and local formula rates that are designed to work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource's local rates generally recover the costs of transmission facilities that do not provide a benefit to the region, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC approved charges from retail customers through annual tracking mechanisms, which are retail tariff sales.

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

Amortization of/(Reserve for) Revenues Subject to Refund: A reserve is recorded as a reduction to revenues when future refunds to customers are deemed probable. The reserve is reversed as refunds are provided to customers in rates. Amortization of Revenues Subject to Refund within the Electric Distribution segment in 2022 represents the reversal of a 2021 reserve at CL&P established to provide bill credits to customers as a result of the settlement agreement on October 1, 2021 and a storm performance penalty assessed by PURA. The reserve of $93.4 million was reversed as customer credits were distributed to CL&P’s customers in retail electric rates in 2021 and 2022.

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

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $2.5 million ($0.5 million at CL&P and $1.2 million at NSTAR Electric), $4.6 million ($0.7 million at CL&P and $2.5 million at NSTAR Electric), and $4.0 million, ($0.8 million at CL&P and $2.5 million at NSTAR Electric) for the years ended December 31, 2024, 2023 and 2022, respectively.

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

23.     SEGMENT INFORMATION

Eversource is organized into the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  The Electric Distribution segment consists of the rate-regulated distribution businesses of CL&P, NSTAR Electric and PSNH, and includes the results of NSTAR Electric's solar power facilities. The Electric Transmission segment consists of the rate-regulated electric transmission businesses of CL&P, NSTAR Electric and PSNH. The Natural Gas Distribution segment consists of the rate-regulated businesses of Yankee Gas, NSTAR Gas and EGMA. The Water Distribution segment consists of the rate-regulated business of Aquarion. These reportable segments represent substantially all of Eversource's total consolidated revenues. Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.

Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources. The chief operating decision maker uses the net income of each reportable segment to evaluate return generated from assets and decide how to reinvest profits and allocate resources, to monitor budget-to-actual results, in the planning and forecasting process, in determining compensation achievement, and in benchmarking to Eversource’s peers. Eversource’s chief operating decision maker is its chief executive officer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily included the offshore wind investments until sale of the three offshore wind projects in 2024 and a natural gas pipeline owned by Enbridge, Inc.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense. Eversource's segment information is as follows:

	For the Year Ended December 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$9,066.5	$2,103.9	$2,121.0	$229.3	$1,701.3	$(3,321.2)	$11,900.8
Depreciation and Amortization	(934.7)	(216.6)	(405.1)	(32.3)	(198.7)	11.0	(1,776.4)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(447.3)	(180.9)	(135.1)
Corporate Shared Services	(457.1)	(106.1)	(74.6)
Storm Costs	(76.8)	—	—
Employee Benefits	(202.5)	(76.9)	(52.7)
Uncollectible Expense	(182.8)	(48.4)	—
Other	(135.9)	(29.2)	(71.1)
Total Operations and Maintenance	(1,502.4)	(441.5)	(333.5)	(98.7)	(1,350.5)	1,713.7	(2,012.9)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(5,685.3)	(1,007.1)	(276.0)	(26.3)	(7.6)	1,596.5	(5,405.8)
Loss on Pending Sale of Aquarion	—	—	—	(297.0)	—	—	(297.0)
Operating Income/(Loss)	944.1	438.7	1,106.4	(225.0)	144.5	—	2,408.7
Interest Expense	(359.1)	(99.2)	(172.4)	(36.2)	(662.7)	218.3	(1,111.3)
Loss on Offshore Wind Investments	—	—	—	—	(464.0)	—	(464.0)
Interest Income	114.6	23.2	0.3	0.1	218.3	(218.3)	138.2
Other Income, Net	134.7	22.4	50.5	7.2	1,416.9	(1,359.4)	272.3
Income Tax (Expense)/Benefit	(198.0)	(94.1)	(257.3)	0.2	124.5	—	(424.7)
Net Income/(Loss)	636.3	291.0	727.5	(253.7)	777.5	(1,359.4)	819.2
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$631.7	$291.0	$724.6	$(253.7)	$777.5	$(1,359.4)	$811.7
Total Assets (as of)	$32,031.9	$9,786.7	$16,070.9	$2,515.8	$29,041.1	$(29,851.9)	$59,594.5
Cash Flows Used for Investments in Plant	$1,807.4	$934.5	$1,343.3	$161.8	$233.5	$—	$4,480.5

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7
Depreciation and Amortization	(18.2)	(214.2)	(371.2)	(56.0)	(158.8)	2.7	(815.7)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(418.2)	(172.8)	(124.7)
Corporate Shared Services	(397.2)	(103.0)	(62.5)
Storm Costs	(71.1)	—	(1.3)
Employee Benefits	(175.6)	(76.6)	(46.1)
Uncollectible Expense	(161.9)	(64.8)	—
Other	(167.9)	(27.5)	(57.4)
Total Operations and Maintenance	(1,391.9)	(444.7)	(292.0)	(93.2)	(1,325.6)	1,651.7	(1,895.7)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(6,712.7)	(1,217.9)	(258.5)	(23.9)	(4.2)	1,417.2	(6,800.0)
Operating Income	850.7	344.9	994.2	59.4	148.0	2.1	2,399.3
Interest Expense	(291.7)	(85.7)	(163.7)	(38.5)	(425.3)	149.5	(855.4)
Loss on Offshore Wind Investments	—	—	—	—	(2,167.0)	—	(2,167.0)
Interest Income	74.5	18.2	0.4	—	150.6	(149.5)	94.2
Other Income/(Loss), Net	136.2	20.4	41.2	5.9	(261.8)	312.0	253.9
Income Tax (Expense)/Benefit	(157.1)	(73.0)	(225.8)	6.3	289.9	—	(159.7)
Net Income/(Loss)	612.6	224.8	646.3	33.1	(2,265.6)	314.1	(434.7)
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$608.0	$224.8	$643.4	$33.1	$(2,265.6)	$314.1	$(442.2)
Total Assets (as of)	$29,426.4	$8,775.3	$14,806.5	$2,944.8	$26,337.7	$(26,678.5)	$55,612.2
Cash Flows Used for Investments in Plant	$1,668.1	$844.1	$1,406.3	$167.0	$251.3	$—	$4,336.8

	For the Year Ended December 31, 2022
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$9,405.3	$2,215.6	$1,808.7	$222.5	$1,435.5	$(2,798.3)	$12,289.3
Depreciation and Amortization	(970.4)	(157.6)	(337.4)	(50.9)	(132.6)	5.8	(1,643.1)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(416.0)	(182.5)	(117.7)
Corporate Shared Services	(371.0)	(109.8)	(58.4)
Storm Costs	(74.4)	—	(0.1)
Employee Benefits	(189.6)	(79.8)	(39.6)
Uncollectible Expense	(107.3)	(36.0)	—
Other	(153.0)	(30.3)	(72.6)
Total Operations and Maintenance	(1,311.3)	(438.4)	(288.4)	(88.4)	(1,184.6)	1,445.8	(1,865.3)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(6,352.4)	(1,288.6)	(260.0)	(23.4)	(4.5)	1,346.2	(6,582.7)
Operating Income	771.2	331.0	922.9	59.8	113.8	(0.5)	2,198.2
Interest Expense	(253.1)	(71.4)	(145.5)	(34.7)	(247.8)	74.2	(678.3)
Interest Income	45.1	10.2	0.5	—	66.3	(71.6)	50.5
Other Income, Net	180.4	33.6	37.9	8.5	1,600.8	(1,565.6)	295.6
Income Tax (Expense)/Benefit	(146.2)	(69.2)	(216.3)	3.2	(25.1)	—	(453.6)
Net Income	597.4	234.2	599.5	36.8	1,508.0	(1,563.5)	1,412.4
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$592.8	$234.2	$596.6	$36.8	$1,508.0	$(1,563.5)	$1,404.9
Cash Flows Used for Investments in Plant	$1,172.6	$710.3	$1,144.0	$154.4	$260.6	$—	$3,441.9

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Costs of the operations organization include labor and overtime, outside services, vehicles, vegetation management, employee expenses, fees and payments, regulatory assessments, and materials, partially offset by reimbursements. Corporate shared services include corporate centralized functions. Costs within these corporate functions primarily include labor, services by vendors, fees and payments, insurance, and regulatory assessments. Other includes information technology system depreciation at Eversource Service charged to the operating businesses, as well as storm funding, capitalization and various other corporate costs. The segment-level operating expense for information technology system depreciation is eliminated and reflected in depreciation in Eversource’s consolidation.

For the water distribution segment, the chief operating decision maker is provided with total operations and maintenance expense information to manage its operations. Operations and maintenance expenses primarily include employee costs, benefits, and outside services.

(2)    Other segment line items for the electric distribution, electric transmission and natural gas distribution segments primarily include purchased power, purchased natural gas and transmission, taxes other than income taxes including property, payroll-related and Connecticut gross earnings taxes, and energy efficiency program expenses. Other segment line items for the water distribution business primarily include taxes other than income taxes.

24.    ASSETS HELD FOR SALE

In early 2024, Eversource initiated an exploratory assessment of the potential sale of the Aquarion water distribution business. In December 2024, final bids were received, and Eversource obtained approval from its Board of Trustees to sell the Aquarion water distribution business. On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheet as of December 31, 2024. As Eversource concluded this is the sale of a business, all goodwill held by the water distribution reporting unit was included in the carrying amount of the business and is also classified within assets held for sale. Long-term debt will be repaid by Eversource upon closing and is therefore excluded from liabilities held for sale. Assets and liabilities classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. In the fourth quarter of 2024, upon classifying the assets and liabilities as held for sale, Eversource concluded that the likely sale of Aquarion at a loss resulted in the requirement to test water distribution goodwill for impairment. Eversource performed an impairment test by comparing the fair value of the business to its carrying value and recorded a goodwill impairment of $297 million, as the estimated fair value of the business based on the anticipated sale was less than the carrying value. The fair value included future cash outflows of approximately $140 million of estimated income taxes as a result of the transaction. The goodwill impairment charge is presented separately within Operating Income on the Eversource statement of income for the year ended December 31, 2024. The water distribution business did not and will not meet the criteria to be presented as a discontinued operation.

As of December 31, 2024, the major classes of Aquarion’s assets and liabilities presented in current and long-term Assets Held for Sale and Liabilities Held for Sale on the Eversource balance sheet, which are included in the Water Distribution reportable segment, were as follows:

(Millions of Dollars)
Restricted Cash	$5.8
Receivables, Net	14.4
Unbilled Revenues	11.5
Prepayments and Other Current Assets	24.6
Total Current Assets Held for Sale	$56.3
Property, Plant and Equipment, Net	$1,885.2
Regulatory Assets	51.2
Goodwill	662.5
Other Long-Term Assets	12.2
Total Long-Term Assets Held for Sale	$2,611.1

Accounts Payable	$24.2
Other Current Liabilities	28.4
Total Current Liabilities Held for Sale	$52.6
Regulatory Liabilities	$132.2
Other Long-Term Liabilities	266.7
Total Long-Term Liabilities Held for Sale	$398.9

For the years ended December 31, 2024, 2023 and 2022, pre-tax income associated with the held for sale water distribution business (excluding the goodwill impairment recognized in 2024) was $43.1 million, $26.8 million and $33.6 million, respectively.

25.    GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. The following table presents Eversource’s goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2023	$2,543.6	$576.8	$451.0	$951.2	$4,522.6
Water Acquisitions	—	—	—	9.5	9.5
Balance as of December 31, 2023	$2,543.6	$576.8	$451.0	$960.7	$4,532.1
Water Sale and Acquisition, net	—	—	—	(1.2)	(1.2)
Water Goodwill Impairment	—	—	—	(297.0)	(297.0)
Water Goodwill Reclassified as Held for Sale	—	—	—	(662.5)	(662.5)
Balance as of December 31, 2024	$2,543.6	$576.8	$451.0	$—	$3,571.4

In 2023, Eversource completed two water acquisitions resulting in the addition of $9.5 million of goodwill. In 2024, Eversource completed the sale of its unregulated water business resulting in a reduction to goodwill of $5.4 million and completed a water acquisition resulting in the addition of $4.2 million of goodwill.

Goodwill is not amortized but is subject to an assessment for impairment at least annually and more frequently if indicators of impairment arise that would more likely than not reduce the fair value of Eversource’s reporting units below their carrying amounts. Eversource's reporting units for the purpose of testing goodwill are Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution. These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 23, "Segment Information," to the financial statements.

In assessing goodwill for impairment, an entity is permitted to first assess qualitatively whether it is more likely than not that goodwill impairment exists as of the annual impairment test date. If after performing the qualitative assessment it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value (including goodwill), then a quantitative goodwill impairment test is performed. A quantitative impairment test is required only if it is concluded that it is more likely than not that a reporting unit’s carrying value may not be recoverable. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.  A resulting write-down, if any, would be charged to Operating Expenses.

Eversource completed its annual goodwill impairment assessment for the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reporting units as of October 1, 2024 and determined that no impairment existed. The annual goodwill assessment included a qualitative evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

In the fourth quarter of 2024, Eversource concluded that the likely sale of Aquarion at a loss resulted in the requirement to perform an interim goodwill impairment test for Water Distribution goodwill. Eversource compared the estimated fair value of the business from the anticipated transaction to its carrying value. Assumptions used in the valuation were the future cash flows from the sale, including approximately $140 million of estimated income tax impacts as a result of the transaction. Based on the interim impairment test, Eversource recorded a goodwill impairment of $297 million to write down the carrying value of the water distribution reporting unit to its estimated fair value. The goodwill impairment charge is presented separately within Operating Income on the Eversource statement of income for the year ended December 31, 2024.

The remaining goodwill held by the water distribution reporting unit was reclassified to Assets Held for Sale on the Eversource balance sheet as of December 31, 2024.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2024.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2024 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

No additional information is required to be disclosed under this item as of December 31, 2024, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2024.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Eversource Energy

The information required by this Item 10 for Eversource Energy is incorporated herein by reference to certain information contained in the sections captioned “Election of Trustees,” and “Governance of Eversource Energy” plus related subsections, of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 21, 2025.

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

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 21, 2025, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 11 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Securities Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 21, 2025.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 12 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2024, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,579,634	$—	3,790,353
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,579,634	$—	3,790,353
(1)    Includes 715,442 common shares for distribution in respect of restricted share units, and 864,192 performance shares issuable at target, all pursuant to the terms of our Incentive Plans.

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

For information regarding our Incentive Plans, see Note 11C, "Employee Benefits - Share Based Payments," to the financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 21, 2025.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 13 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Principal Independent Registered Public Accounting Firm" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 21, 2025.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2024 and 2023 totaled $7,454,414 and $7,070,914, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2024	2023
Audit Fees (1)	$5,984,500	$5,310,000
Audit Related Fees (2)	1,386,000	1,759,000
All Other Fees (3)	83,914	1,914
TOTAL	$7,454,414	$7,070,914

(1) Audit Fees consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries in the Annual Report on Form 10-K, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, system conversion quality assurance, out of pocket expenses, and audits of internal controls over financial reporting for the years ended December 31, 2024 and 2023.

(2) Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of Eversource’s ATM equity offering program, certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2024 and 2023.

(3) All Other Fees for the years ended December 31, 2024 and 2023 related to an annual license for access to an accounting standards research tool. All Other Fees for the year ended December 31, 2024 also related to a system pre-implementation control review.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in

Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2024, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2024 and 2023	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2024, 2023 and 2022	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2024, 2023 and 2022	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(Thousands of Dollars)

	2024	2023
ASSETS
Current Assets:
Cash	$1,083	$542
Accounts Receivable from Subsidiaries	100,320	60,191
Notes Receivable from Subsidiaries	2,051,400	2,045,570
Prepayments and Other Current Assets, Including Assets Held for Sale	96,313	103,735
Total Current Assets	2,249,116	2,210,038

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	20,080,215	17,977,812
Notes Receivable from Subsidiaries	2,296,500	2,296,500
Accumulated Deferred Income Taxes	113,718	10,131
Goodwill	3,231,811	3,852,524
Long-Term Assets Held for Sale	335,393	—
Other Long-Term Assets	24,582	28,287
Total Deferred Debits and Other Assets	26,082,219	24,165,254

Total Assets	$28,331,335	$26,375,292

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,538,011	$1,564,575
Long-Term Debt - Current Portion	600,000	364,653
Accounts Payable to Subsidiaries	45,326	38,051
Accrued Interest	168,748	106,070
Other Current Liabilities	57,923	41,268
Total Current Liabilities	2,410,008	2,114,617

Deferred Credits and Other Liabilities:
Long-Term Liabilities Held for Sale	15,028	—
Other Long-Term Liabilities	137,656	134,432
Total Deferred Credits and Other Liabilities	152,684	134,432

Long-Term Debt	10,729,256	9,952,351

Common Shareholders' Equity:
Common Shares	1,878,622	1,799,920
Capital Surplus, Paid in	9,428,905	8,460,876
Retained Earnings	3,929,141	4,142,515
Accumulated Other Comprehensive Loss	(26,472)	(33,737)
Treasury Stock	(170,809)	(195,682)
Common Shareholders' Equity	15,039,387	14,173,892

Total Liabilities and Capitalization	$28,331,335	$26,375,292

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the pending sale of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Thousands of Dollars, Except Share Information)

	2024	2023	2022

Operating Revenues	$4,442	$840	$—

Operating Expenses:
Other	20	12,769	26,708
Loss on Pending Sale of Aquarion	297,000	—	—
Total Operating Expenses	297,020	12,769	26,708
Operating Loss	(292,578)	(11,929)	(26,708)
Interest Expense	549,511	397,281	237,773

Other Income, Net:
Equity in Earnings/(Losses) of Subsidiaries	1,359,297	(312,040)	1,565,474
Other, Net	214,444	188,003	79,383
Other Income/(Loss), Net	1,573,741	(124,037)	1,644,857
Income/(Loss) Before Income Tax Benefit	731,652	(533,247)	1,380,376
Income Tax Benefit	(80,001)	(91,007)	(24,499)
Net Income/(Loss)	$811,653	$(442,240)	$1,404,875

Basic Earnings/(Loss) per Common Share	$2.27	$(1.27)	$4.05

Diluted Earnings/(Loss) per Common Share	$2.27	$(1.26)	$4.05

Weighted Average Common Shares Outstanding:
Basic	357,482,965	349,580,638	346,783,444
Diluted	357,779,408	349,840,481	347,246,768

STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Thousands of Dollars)	2024	2023	2022

Net Income/(Loss)	$811,653	$(442,240)	$1,404,875
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains/(Losses) on Marketable Securities	—	1,252	(1,636)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	7,245	4,412	4,470
Other Comprehensive Income, Net of Tax	7,265	5,684	2,854
Comprehensive Income/(Loss)	$818,918	$(436,556)	$1,407,729

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the pending sale of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(Thousands of Dollars)

	2024	2023	2022
Operating Activities:
Net Income/(Loss)	$811,653	$(442,240)	$1,404,875
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in (Earnings)/Losses of Subsidiaries	(1,359,297)	312,040	(1,565,474)
Cash Dividends Received from Subsidiaries	1,273,700	1,027,400	855,600
Deferred Income Taxes	(99,692)	(22,256)	25,823
Loss on Pending Sale of Aquarion	297,000	—	—
Other	57,469	(12,834)	26,455
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(40,129)	(6,853)	(9,935)
Taxes Receivable/Accrued, Net	22,464	(80,968)	(21,627)
Accounts Payable to Subsidiaries	7,275	4,521	(4,079)
Other Current Assets and Liabilities, Net	58,572	35,357	35,090
Net Cash Flows Provided by Operating Activities	1,029,015	814,167	746,728

Investing Activities:
Capital Contributions to Subsidiaries	(2,026,500)	(1,369,700)	(1,499,300)
Return of Capital from Subsidiaries	17,000	438,000	12,000
Increase/(Decrease) in Notes Receivable from Subsidiaries	201,500	(1,578,100)	(724,400)
Other Investing Activities	—	147,567	(1,289)
Net Cash Flows Used in Investing Activities	(1,808,000)	(2,362,233)	(2,212,989)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	989,447	—	197,058
Cash Dividends on Common Shares	(1,001,488)	(918,995)	(860,033)
Issuance of Long-Term Debt	2,400,000	3,350,000	2,800,000
Retirement of Long-Term Debt	(1,350,000)	(1,200,000)	(750,000)
(Decrease)/Increase in Notes Payable	(233,894)	329,705	99,250
Other Financing Activities	(24,539)	(13,076)	(19,193)
Net Cash Flows Provided by Financing Activities	779,526	1,547,634	1,467,082
Net Increase/(Decrease) in Cash and Restricted Cash	541	(432)	821
Cash and Restricted Cash - Beginning of Year	615	1,047	226
Cash and Restricted Cash - End of Year	$1,156	$615	$1,047

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$483,101	$366,645	$215,053
Income Taxes	$443	$23,984	$(20,992)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the pending sale of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2024	$554,455	$74,069	$119,659	$192,019	$556,164
2023	486,297	72,468	158,205	162,515	554,455
2022	417,406	61,876	112,533	105,518	486,297
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2024	$296,030	$17,190	$46,840	$80,952	$279,108
2023	225,320	11,675	126,360	67,325	296,030
2022	181,319	15,578	59,485	31,062	225,320
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2024	$97,026	$33,607	$37,653	$53,376	$114,910
2023	94,958	22,791	17,488	38,211	97,026
2022	97,005	21,550	12,412	36,009	94,958
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2024	$14,322	$4,688	$5,131	$10,051	$14,090
2023	29,236	3,989	(8,735)	10,168	14,322
2022	24,331	9,211	2,539	6,845	29,236

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

4.1.1    Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.1.2    Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 12, 2018, File No. 001-05324)

4.1.3    Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to $400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed December 18, 2018, File No. 001-05324)

4.1.4    Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $650 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 16, 2020, File No. 001-05324)

4.1.5    Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 20, 2020, File No. 001-05324)

4.1.6    Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2021, File No. 001-05324)

4.1.7    Fifteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2021, relating to $350 million aggregate principal amount of Floating Rate Senior Notes, Series T and $300 million aggregate principal amount of Senior Notes, Series U, Due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed August 13, 2021, File No. 001-05324)

4.1.8    Sixteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of February 1, 2022, relating to $650 million aggregate principal amount of Senior Notes, Series V, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series W, Due 2032 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed February 25, 2022, File No. 001-05324)

4.1.9    Seventeenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of June 1, 2022, relating to $900 million aggregate principal amount of Senior Notes, Series X, Due 2024 and $600 million aggregate principal amount of Senior Notes, Series Y, Due 2027 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed June 27, 2022, File No. 001-05324)

4.1.10    Eighteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2023, relating to $1.3 billion aggregate principal amount of Senior Notes, Series Z, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed March 6, 2023, File No. 001-05324)

4.1.11    Nineteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2023, relating to $450 million aggregate principal amount of Senior Notes, Series AA, Due 2026 and $800 million aggregate principal amount of Senior Notes, Series BB, Due 2033 (Exhibit 4.3, Eversource Energy Current Report on Form 8‑K filed May 11, 2023, File No. 001-05324)

4.1.12    Twentieth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of November 1, 2023, relating to $800 million aggregate principal amount of Senior Notes, Series CC, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed November 13, 2023, File No. 001-05324)

4.1.13    Twenty-First Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2024, relating to $350 million aggregate principal amount of Senior Notes, Series DD, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series EE, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 19, 2024, File No. 001-05324)

4.1.14 Twenty-Second Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of April 1, 2024, relating to $700 million aggregate principal amount of Senior Notes, Series FF, Due 2031 and $700 million aggregate principal amount of Senior Notes, Series GG, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed April 18, 2024, File No. 001-05324)

4.2    Eversource Energy Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

(B)    The Connecticut Light and Power Company

4.1    Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1, 2017 Eversource 10-K filed on February 26, 2018)

4.1.1    Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed September 22, 2004, File No. 000-00404)

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

4.2.18 Supplemental Indenture (2024 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2024 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on August 13, 2024, File No. 000-00404)

4.2.19 Supplemental Indenture (2025 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2025 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 13, 2025, File No. 000-00404)

4.3    CL&P Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed February 27, 2020, File No. 001-05324)

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

4.1.3    A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.4    A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015, File No. 001-02301)

4.1.5    A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.6    Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 18, 2017 File No. 001-02301)

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

4.1.14 Form of 5.40% Debenture due 2034 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8‑K filed on May 22, 2024, File No. 001-02301)

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

4.2.2 Second Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Form 10-Q filed on November 6, 2024)

4.3    Indenture between NSTAR Electric Company, as successor to Western Massachusetts Electric Company (WMECO), and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

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

4.1.7 Twenty-Seventh Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of April 1, 2024 (Exhibit 4.3, PSNH Current Report on Form 8-K filed on April 1, 2024 (File No. 001-06392)

4.2    Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

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

4.1.2 Second Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated November 29, 2023, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4.1.2, Eversource Form 10-K filed on February 14, 2024)

4.1.3 Third Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and among Eversource Energy, Aquarion Water Company of Connecticut, NSTAR Gas Company, The Connecticut Light and Power Company, Public Service Company of New Hampshire, Yankee Gas Services Company and Eversource Gas Company of Massachusetts and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Form 10-Q filed on November 6, 2024)

10.    Material Contracts

(A)    Eversource Energy

10.1    Lease between The Rocky River Realty Company and Eversource Energy Service Company, dated as of July 1, 2008 (Exhibit 10.1, 2017 Eversource Form 10-K filed on February 26, 2018)

*+10.2         Eversource Energy Board of Trustees’ Compensation Arrangement Summary

+10.3    Eversource Supplemental Executive Retirement Program, as amended to include the Eversource Supplemental Cash Balance Pension Plan, effective January 1, 2025 (Exhibit 10.1, 2015 Eversource Energy Form 8-K filed December 6, 2024, File No. 001-05324)

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

+10.7    Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, 2008 Eversource Energy 2010 Form 10-K filed February 27, 2009, File No. 001-05324)

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 14, 2025	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman of the Board, President and	February 14, 2025
	Joseph R. Nolan, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2025
	John M. Moreira	and Treasurer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 14, 2025
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 14, 2025
Cotton M. Cleveland

/s/	Linda Dorcena Forry	Trustee	February 14, 2025
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 14, 2025
Gregory M. Jones

/s/	Loretta D. Keane	Trustee	February 14, 2025
Loretta D. Keane

	Signature	Title	Date

/s/	John Y. Kim	Trustee	February 14, 2025
John Y. Kim

/s/	David H. Long	Trustee	February 14, 2025
David H. Long

/s/	Daniel J. Nova	Trustee	February 14, 2025
Daniel J. Nova

/s/	Frederica M. Williams	Trustee	February 14, 2025
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 14, 2025	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Paul Chodak III	Chairman and Chief Executive Officer	February 14, 2025
	Paul Chodak III	and a Director
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2025
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2025
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2025
	Jay S. Buth	and Chief Accounting Officer

/s/	Penelope M. Conner	Director	February 14, 2025
Penelope M. Conner

/s/	Chandler J. Howard	Director	February 14, 2025
Chandler J. Howard

/s/	Patrick J. McGrath	Director	February 14, 2025
Patrick J. McGrath

/s/	Ian G. Nicholson	Director	February 14, 2025
Ian G. Nicholson

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 14, 2025	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 14, 2025
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 14, 2025
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2025
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2025
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2025
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 14, 2025	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 14, 2025
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 14, 2025
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 14, 2025
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 14, 2025
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 14, 2025
	Jay S. Buth	and Chief Accounting Officer