Form 10-Q
period 2025-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2025-05-05
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2025

Eversource Energy Common Shares, $5.00 par value	367,384,808	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2024 Form 10-K	The Eversource Energy and Subsidiaries 2024 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSEP	Gas System Enhancement Program
i

GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$111,362	$26,656
Receivables, Net (net of allowance for uncollectible accounts of $565,609 and $556,164 as of March 31, 2025 and December 31, 2024, respectively)	1,868,308	1,651,325
Unbilled Revenues	197,255	242,169
Materials, Supplies, Natural Gas and REC Inventory	604,559	594,568
Regulatory Assets	1,793,285	2,189,660
Current Assets Held for Sale	54,661	56,327
Prepayments and Other Current Assets	282,593	315,368
Total Current Assets	4,912,023	5,076,073
Property, Plant and Equipment, Net	41,650,106	40,986,578
Deferred Debits and Other Assets:
Regulatory Assets	4,898,037	4,880,974
Goodwill	3,571,333	3,571,333
Prepaid Pension and PBOP	1,382,936	1,336,633
Marketable Securities	324,113	320,272
Long-Term Assets Held for Sale	2,624,629	2,611,145
Other Long-Term Assets	831,501	811,521
Total Deferred Debits and Other Assets	13,632,549	13,531,878
Total Assets	$60,194,678	$59,594,529

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,490,099	$2,042,793
Long-Term Debt – Current Portion	1,350,209	1,003,150
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,488,704	1,736,880
Accrued Interest	298,902	341,558
Regulatory Liabilities	774,549	632,282
Current Liabilities Held for Sale	43,243	52,593
Other Current Liabilities	1,028,024	868,491
Total Current Liabilities	6,516,940	6,720,957
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,402,397	5,411,206
Regulatory Liabilities	4,068,329	4,032,564
Asset Retirement Obligations	591,902	590,890
Accrued SERP and PBOP	96,034	95,400
Long-Term Liabilities Held for Sale	397,658	398,859
Other Long-Term Liabilities	1,073,345	1,123,999
Total Deferred Credits and Other Liabilities	11,629,665	11,652,918
Long-Term Debt	26,248,781	25,701,627
Rate Reduction Bonds	302,467	324,072
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,878,622	1,878,622
Capital Surplus, Paid In	9,440,596	9,428,905
Retained Earnings	4,203,700	3,929,141
Accumulated Other Comprehensive Loss	(23,949)	(26,472)
Treasury Stock	(157,712)	(170,809)
Common Shareholders' Equity	15,341,257	15,039,387
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$60,194,678	$59,594,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2025	2024

Operating Revenues	$4,118,355	$3,332,575

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,340,337	1,235,956
Operations and Maintenance	487,451	462,964
Depreciation	379,579	339,914
Amortization	455,449	(2,325)
Energy Efficiency Programs	257,550	213,479
Taxes Other Than Income Taxes	271,595	236,614
Total Operating Expenses	3,191,961	2,486,602
Operating Income	926,394	845,973
Interest Expense	300,849	250,749
Other Income, Net	92,344	91,030
Income Before Income Tax Expense	717,889	686,254
Income Tax Expense	165,221	162,526
Net Income	552,668	523,728
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$550,788	$521,848

Basic and Diluted Earnings Per Common Share	$1.50	$1.49

Weighted Average Common Shares Outstanding:
Basic	367,320,246	350,717,114
Diluted	367,677,618	350,997,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Net Income	$552,668	$523,728
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	2,518	5,198
Other Comprehensive Income, Net of Tax	2,523	5,203
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$553,311	$527,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2025	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387
Net Income				552,668			552,668
Dividends on Common Shares - $0.7525 Per Share				(276,229)			(276,229)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(28,230)				(28,230)
Issuance of Treasury Shares	699,031		39,921			13,097	53,018
Other Comprehensive Income					2,523		2,523
Balance as of March 31, 2025	367,307,083	$1,878,622	$9,440,596	$4,203,700	$(23,949)	$(157,712)	$15,341,257

	For the Three Months Ended March 31, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 Per Share	1,292,892	6,465	69,972				76,437
Capital Stock Expense			(1,042)				(1,042)
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	$1,806,385	$8,537,591	$4,413,593	$(28,534)	$(185,447)	$14,543,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$552,668	$523,728
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	379,579	339,914
Deferred Income Taxes	(56,524)	156,976
Uncollectible Expense	22,863	16,387
Pension, SERP and PBOP Income, Net	(18,811)	(16,938)
Pension Contributions	(1,250)	(1,250)
Regulatory Over/(Under) Recoveries, Net	84,461	(232,350)
Amortization	455,449	(2,325)
Cost of Removal Expenditures	(67,151)	(57,337)
Other	17,090	(58,687)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(288,984)	(212,171)
Taxes Receivable/Accrued, Net	288,790	65,641
Accounts Payable	(131,367)	(107,014)
Other Current Assets and Liabilities, Net	(196,218)	(123,262)
Net Cash Flows Provided by Operating Activities	1,040,595	291,312

Investing Activities:
Investments in Property, Plant and Equipment	(1,007,384)	(1,149,443)
Proceeds from Sales of Marketable Securities	64,007	41,729
Purchases of Marketable Securities	(61,049)	(37,555)
Investments in Unconsolidated Affiliates	(504)	(307,433)
Other Investing Activities	5,700	5,850
Net Cash Flows Used in Investing Activities	(999,230)	(1,446,852)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	—	75,395
Cash Dividends on Common Shares	(270,232)	(244,786)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
(Decrease)/Increase in Notes Payable	(552,694)	216,119
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,201,407	1,350,000
Retirement of Long-Term Debt	(300,051)	—
Other Financing Activities	(23,000)	(23,725)
Net Cash Flows Provided by Financing Activities	31,945	1,349,518
Net Increase in Cash, Cash Equivalents and Restricted Cash	73,310	193,978
Cash and Restricted Cash - Beginning of Period	127,308	166,418
Cash, Cash Equivalents and Restricted Cash - End of Period	$200,618	$360,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$67,690	$1,093
Receivables, Net (net of allowance for uncollectible accounts of $276,231 and $279,108 as of March 31, 2025 and December 31, 2024, respectively)	678,441	663,171
Accounts Receivable from Affiliated Companies	43,663	68,723
Unbilled Revenues	52,068	59,759
Materials and Supplies	213,016	217,316
Regulatory Assets	417,267	638,529
Prepayments and Other Current Assets	81,473	51,688
Total Current Assets	1,553,618	1,700,279
Property, Plant and Equipment, Net	13,139,142	13,002,193
Deferred Debits and Other Assets:
Regulatory Assets	1,708,150	1,687,029
Prepaid Pension and PBOP	189,646	182,483
Other Long-Term Assets	283,487	267,861
Total Deferred Debits and Other Assets	2,181,283	2,137,373
Total Assets	$16,874,043	$16,839,845

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$280,000
Long-Term Debt – Current Portion	400,000	2,944
Accounts Payable	464,616	548,100
Accounts Payable to Affiliated Companies	161,695	137,150
Regulatory Liabilities	169,066	124,122
Accrued Taxes	98,816	41,654
Derivative Liabilities	51,870	71,090
Other Current Liabilities	181,080	193,040
Total Current Liabilities	1,527,143	1,398,100
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,023,995	2,052,806
Regulatory Liabilities	1,412,685	1,395,883
Other Long-Term Liabilities	214,248	204,801
Total Deferred Credits and Other Liabilities	3,650,928	3,653,490
Long-Term Debt	5,108,050	5,108,173
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	2,726,953	2,819,107
Accumulated Other Comprehensive Income	152	158
Common Stockholder's Equity	6,471,722	6,563,882
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,874,043	$16,839,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Revenues	$1,541,189	$1,121,291

Operating Expenses:
Purchased Power and Transmission	494,204	565,996
Operations and Maintenance	189,156	186,764
Depreciation	106,680	98,445
Amortization of Regulatory Assets/(Liabilities), Net	343,213	(91,713)
Energy Efficiency Programs	51,611	35,600
Taxes Other Than Income Taxes	115,261	103,801
Total Operating Expenses	1,300,125	898,893
Operating Income	241,064	222,398
Interest Expense	49,910	54,824
Other Income, Net	17,599	16,468
Income Before Income Tax Expense	208,753	184,042
Income Tax Expense	52,517	45,689
Net Income	$156,236	$138,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Net Income	$156,236	$138,353
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(7)
Other Comprehensive Loss, Net of Tax	(6)	(7)
Comprehensive Income	$156,230	$138,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	$60,352	$3,684,265	$2,726,953	$152	$6,471,722

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	$60,352	$3,484,265	$2,700,331	$178	$6,245,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$156,236	$138,353
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used in) Operating Activities:
Depreciation	106,680	98,445
Deferred Income Taxes	(35,411)	91,630
Uncollectible Expense	4,671	3,507
Pension, SERP, and PBOP Income, Net	(3,614)	(3,557)
Regulatory Under Recoveries, Net	(103,101)	(139,979)
Amortization of Regulatory Assets/(Liabilities), Net	343,213	(91,713)
Cost of Removal Expenditures	(16,072)	(17,675)
Other	826	(32,174)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	4,910	(80,396)
Taxes Receivable/Accrued, Net	57,653	66,015
Accounts Payable	(51,626)	(20,613)
Other Current Assets and Liabilities, Net	(41,659)	(38,466)
Net Cash Flows Provided by/(Used in) Operating Activities	422,706	(26,623)

Investing Activities:
Investments in Property, Plant and Equipment	(223,555)	(285,888)
Net Cash Flows Used in Investing Activities	(223,555)	(285,888)

Financing Activities:
Cash Dividends on Common Stock	(247,000)	(82,500)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	—	100,000
Issuance of Long-Term Debt	400,000	350,000
Decrease in Notes Payable to Eversource Parent	(280,000)	(30,900)
Other Financing Activities	(4,153)	(3,887)
Net Cash Flows (Used in)/Provided by Financing Activities	(132,543)	331,323
Net Increase in Cash, Cash Equivalents and Restricted Cash	66,608	18,812
Cash and Restricted Cash - Beginning of Period	2,109	12,243
Cash, Cash Equivalents and Restricted Cash - End of Period	$68,717	$31,055

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$2,907	$911
Receivables, Net (net of allowance for uncollectible accounts of $115,971 and $114,910 as of March 31, 2025 and December 31, 2024, respectively)	589,719	614,563
Accounts Receivable from Affiliated Companies	148,413	82,921
Unbilled Revenues	53,743	59,079
Materials, Supplies and REC Inventory	256,888	220,621
Regulatory Assets	874,087	902,770
Prepayments and Other Current Assets	21,041	72,986
Total Current Assets	1,946,798	1,953,851
Property, Plant and Equipment, Net	14,352,198	14,037,828
Deferred Debits and Other Assets:
Regulatory Assets	1,168,754	1,204,337
Prepaid Pension and PBOP	744,983	724,661
Other Long-Term Assets	157,582	154,571
Total Deferred Debits and Other Assets	2,071,319	2,083,569
Total Assets	$18,370,315	$18,075,248

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$108,500	$504,782
Long-Term Debt – Current Portion	250,000	250,000
Accounts Payable	444,793	534,868
Accounts Payable to Affiliated Companies	197,249	153,672
Obligations to Third Party Suppliers	153,910	163,711
Renewable Portfolio Standards Compliance Obligations	129,172	106,399
Regulatory Liabilities	497,405	436,312
Other Current Liabilities	120,906	95,798
Total Current Liabilities	1,901,935	2,245,542
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,004,876	2,005,439
Regulatory Liabilities	1,654,352	1,643,079
Other Long-Term Liabilities	382,461	377,462
Total Deferred Credits and Other Liabilities	4,041,689	4,025,980
Long-Term Debt	5,637,202	4,844,920
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,888,842	3,788,842
Retained Earnings	2,857,790	3,127,105
Accumulated Other Comprehensive Loss	(143)	(141)
Common Stockholder's Equity	6,746,489	6,915,806
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$18,370,315	$18,075,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Revenues	$1,014,227	$947,615

Operating Expenses:
Purchased Power and Transmission	308,946	273,305
Operations and Maintenance	174,137	173,672
Depreciation	108,014	96,922
Amortization of Regulatory Assets, Net	52,284	48,392
Energy Efficiency Programs	63,438	82,301
Taxes Other Than Income Taxes	75,839	60,010
Total Operating Expenses	782,658	734,602
Operating Income	231,569	213,013
Interest Expense	59,220	49,423
Other Income, Net	46,292	47,114
Income Before Income Tax Expense	218,641	210,704
Income Tax Expense	51,466	50,727
Net Income	$167,175	$159,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Net Income	$167,175	$159,977
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(7)	(21)
Qualified Cash Flow Hedging Instruments	5	5
Other Comprehensive Loss, Net of Tax	(2)	(16)
Comprehensive Income	$167,173	$159,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	$—	$3,888,842	$2,857,790	$(143)	$6,746,489

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	$—	$3,313,842	$3,199,399	$28	$6,513,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$167,175	$159,977
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	108,014	96,922
Deferred Income Taxes	(10,197)	31,812
Uncollectible Expense	7,485	6,109
Pension, SERP and PBOP Income, Net	(10,161)	(8,954)
Regulatory Over/(Under) Recoveries, Net	78,429	(85,422)
Amortization of Regulatory Assets, Net	52,284	48,392
Cost of Removal Expenditures	(16,903)	(11,715)
Other	(7,333)	(12,395)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(114,975)	(74,262)
Taxes Receivable/Accrued, Net	78,295	(18,223)
Accounts Payable	3,771	13,088
Other Current Assets and Liabilities, Net	(24,456)	7,316
Net Cash Flows Provided by Operating Activities	311,428	152,645

Investing Activities:
Investments in Property, Plant and Equipment	(367,462)	(394,895)
Net Cash Flows Used in Investing Activities	(367,462)	(394,895)

Financing Activities:
Cash Dividends on Common Stock	(436,000)	(96,700)
Cash Dividends on Preferred Stock	(490)	(490)
Issuance of Long-Term Debt	800,000	—
Capital Contributions from Eversource Parent	100,000	300,000
(Decrease)/Increase in Notes Payable	(396,282)	53,153
Other Financing Activities	(9,114)	5
Net Cash Flows Provided by Financing Activities	58,114	255,968
Net Increase in Cash and Restricted Cash	2,080	13,718
Cash and Restricted Cash - Beginning of Period	9,023	22,785
Cash and Restricted Cash - End of Period	$11,103	$36,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$4,397	$1,431
Receivables, Net (net of allowance for uncollectible accounts of $14,299 and $14,090 as of March 31, 2025 and December 31, 2024, respectively)	172,444	163,063
Accounts Receivable from Affiliated Companies	29,783	27,285
Unbilled Revenues	47,933	57,226
Materials, Supplies and REC Inventory	71,395	75,778
Regulatory Assets	153,635	173,267
Special Deposits	22,566	32,668
Prepayments and Other Current Assets	7,042	15,916
Total Current Assets	509,195	546,634
Property, Plant and Equipment, Net	5,188,357	5,089,943
Deferred Debits and Other Assets:
Regulatory Assets	894,369	892,411
Prepaid Pension and PBOP	95,077	91,005
Other Long-Term Assets	22,170	21,948
Total Deferred Debits and Other Assets	1,011,616	1,005,364
Total Assets	$6,709,168	$6,641,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$114,500	$131,100
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	184,814	226,074
Accounts Payable to Affiliated Companies	58,998	45,141
Regulatory Liabilities	103,097	121,058
Other Current Liabilities	84,601	92,018
Total Current Liabilities	589,220	658,601
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	794,481	781,559
Regulatory Liabilities	400,903	394,982
Other Long-Term Liabilities	41,630	43,859
Total Deferred Credits and Other Liabilities	1,237,014	1,220,400
Long-Term Debt	1,732,386	1,732,066
Rate Reduction Bonds	302,467	324,072
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,898,134
Retained Earnings	874,947	808,668
Common Stockholder's Equity	2,848,081	2,706,802
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,709,168	$6,641,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Revenues	$347,981	$326,116

Operating Expenses:
Purchased Power and Transmission	80,007	87,938
Operations and Maintenance	71,009	68,712
Depreciation	40,502	37,409
Amortization of Regulatory Assets, Net	20,835	21,264
Energy Efficiency Programs	12,202	11,176
Taxes Other Than Income Taxes	25,789	23,316
Total Operating Expenses	250,344	249,815
Operating Income	97,637	76,301
Interest Expense	20,569	19,194
Other Income, Net	10,758	7,050
Income Before Income Tax Expense	87,826	64,157
Income Tax Expense	21,547	15,801
Net Income	$66,279	$48,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	$—	$1,973,134	$874,947	$2,848,081

	For the Three Months Ended March 31, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$2,353,919
Net Income				48,356	48,356
Capital Contributions from Eversource Parent			100,000		100,000
Balance as of March 31, 2024	301	$—	$1,798,134	$704,141	$2,502,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$66,279	$48,356
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	40,502	37,409
Deferred Income Taxes	11,127	31,763
Uncollectible Expense	1,315	1,163
Pension, SERP and PBOP Income, Net	(2,211)	(2,322)
Regulatory Under Recoveries, Net	(35,625)	(78,464)
Amortization of Regulatory Assets, Net	20,835	21,264
Cost of Removal Expenditures	(5,894)	(12,518)
Other	(4,195)	761
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(6,051)	11,194
Taxes Receivable/Accrued, Net	(3,018)	(6,387)
Accounts Payable	7,498	(1,559)
Other Current Assets and Liabilities, Net	8,856	1,186
Net Cash Flows Provided by Operating Activities	99,418	51,846

Investing Activities:
Investments in Property, Plant and Equipment	(143,315)	(148,934)
Net Cash Flows Used in Investing Activities	(143,315)	(148,934)

Financing Activities:
Capital Contributions from Eversource Parent	75,000	100,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
(Decrease)/Increase in Notes Payable to Eversource Parent	(16,600)	18,000
Net Cash Flows Provided by Financing Activities	36,795	96,395
Net Decrease in Cash and Restricted Cash	(7,102)	(693)
Cash and Restricted Cash - Beginning of Period	37,243	35,004
Cash and Restricted Cash - End of Period	$30,141	$34,311

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2024 Form 10-K, which was filed with the SEC on February 14, 2025. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2025 and December 31, 2024, and the results of operations, comprehensive income, common shareholders' equity and cash flows for the three months ended March 31, 2025 and 2024. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results expected for a full year.

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

B.     Accounting Standards
Accounting Standards Issued but Not Yet Adopted: In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily requiring consistent categories and greater detailed disclosure information in the tax rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted and may be applied on either a prospective or retrospective basis. Eversource expects to adopt the amendments to this standard prospectively upon effective date and does not expect an impact on the financial statements of Eversource, CL&P, NSTAR Electric and PSNH.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of March 31, 2025 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of March 31st is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2025
Balance as of December 31, 2024	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	22.9	22.9	—	4.7	4.7	—	7.5	7.5	1.3
Uncollectible Costs Deferred (1)	19.4	13.8	33.2	8.8	1.9	10.7	3.5	5.5	9.0	1.4
Write-Offs	(12.6)	(37.8)	(50.4)	(9.3)	(10.1)	(19.4)	(0.9)	(15.9)	(16.8)	(2.7)
Recoveries Collected	0.1	3.6	3.7	0.1	1.0	1.1	—	1.4	1.4	0.2
Balance as of March 31, 2025	$371.5	$194.1	$565.6	$240.3	$35.9	$276.2	$57.8	$58.2	$116.0	$14.3

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Three Months Ended 2024
Balance as of December 31, 2023	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	16.4	16.4	—	3.5	3.5	—	6.1	6.1	1.2
Uncollectible Costs Deferred (1)	27.5	11.4	38.9	22.7	2.7	25.4	(0.8)	4.4	3.6	1.3
Write-Offs	(15.1)	(28.5)	(43.6)	(10.8)	(7.7)	(18.5)	(1.0)	(9.2)	(10.2)	(3.2)
Recoveries Collected	0.2	3.7	3.9	0.2	1.2	1.4	—	1.2	1.2	0.2
Balance as of March 31, 2024	$379.4	$190.7	$570.1	$271.8	$36.0	$307.8	$41.8	$55.9	$97.7	$13.8

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

As of both March 31, 2025 and December 31, 2024, the allowance for uncollectible accounts attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2025				March 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$32.6	$8.3	$14.8	$4.1	$27.8	$6.5	$12.3	$3.6
AFUDC Equity	23.9	3.6	14.1	3.9	26.8	6.0	16.2	1.9
Equity in Earnings of Unconsolidated Affiliates	6.0	—	0.2	—	7.8	—	0.2	—
Investment (Loss)/Income	(2.0)	0.1	(1.8)	0.1	(0.8)	(0.7)	0.4	(0.2)
Interest Income	34.0	5.6	19.0	2.7	30.0	4.7	18.0	1.8
Other	(2.2)	—	—	—	(0.6)	—	—	—
Total Other Income, Net	$92.3	$17.6	$46.3	$10.8	$91.0	$16.5	$47.1	$7.1

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024
Eversource	$63.7	$53.3
CL&P	52.9	43.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2025	As of March 31, 2024
Eversource	$427.2	$453.6
CL&P	82.3	112.8
NSTAR Electric	172.8	132.7
PSNH	58.2	75.2

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$111.4	$67.7	$2.9	$4.4	$26.7	$1.1	$0.9	$1.4
Restricted cash included in:
Special Deposits	64.6	1.0	8.2	22.5	75.8	1.0	8.1	32.7
Assets Held for Sale, Current	5.8	—	—	—	5.8	—	—	—
Marketable Securities	9.5	—	—	—	10.0	—	—	—
Other Long-Term Assets	9.3	—	—	3.2	9.0	—	—	3.1
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$200.6	$68.7	$11.1	$30.1	$127.3	$2.1	$9.0	$37.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both March 31, 2025 and December 31, 2024, and $6.1 million and $5.9 million recorded in Other Long-Term Assets on the balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,034.1	$986.5	$579.9	$467.7	$2,039.4	$971.1	$609.8	$458.5
Regulatory Tracking Mechanisms	1,416.0	311.3	622.8	147.6	1,781.6	507.7	650.0	162.8
Income Taxes, Net	979.1	525.0	149.5	20.5	968.4	521.0	145.4	20.7
Benefit Costs	957.9	167.5	290.4	65.0	967.4	168.8	293.6	65.6
Securitized Stranded Costs	338.5	—	—	338.5	349.3	—	—	349.3
Goodwill-related	243.0	—	208.6	—	247.2	—	212.3	—
Asset Retirement Obligations	153.2	42.0	79.8	5.2	150.2	41.2	78.3	5.1
Derivative Liabilities	41.8	41.8	—	—	57.2	57.2	—	—
Other Regulatory Assets	527.7	51.4	111.9	3.5	510.0	58.5	117.7	3.7
Total Regulatory Assets	6,691.3	2,125.5	2,042.9	1,048.0	7,070.7	2,325.5	2,107.1	1,065.7
Less: Current Portion	1,793.3	417.3	874.1	153.6	2,189.7	638.5	902.8	173.3
Total Long-Term Regulatory Assets	$4,898.0	$1,708.2	$1,168.8	$894.4	$4,881.0	$1,687.0	$1,204.3	$892.4

As of both March 31, 2025 and December 31, 2024, the Regulatory Assets attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $236.1 million (including $124.9 million for CL&P, $44.1 million for NSTAR Electric and $5.7 million for PSNH) and $221.0 million (including $116.3 million for CL&P, $41.1 million for NSTAR Electric and $4.5 million for PSNH) of additional regulatory costs not yet specifically approved as of March 31, 2025 and December 31, 2024, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of March 31, 2025 and December 31, 2024, these regulatory costs included $105.4 million (including $55.8 million for CL&P and $28.2 million for NSTAR Electric) and $92.5 million (including $47.2 million for CL&P and $24.4 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,432.4	$954.6	$872.0	$328.6	$2,442.7	$956.6	$877.6	$330.6
Regulatory Tracking Mechanisms	840.5	221.8	475.0	96.1	702.4	180.3	413.6	114.4
Cost of Removal	711.0	226.8	457.6	26.6	684.1	212.8	451.3	20.1
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	448.1	64.5	222.3	44.1	427.1	61.6	211.6	42.6
AFUDC - Transmission	160.3	66.6	93.7	—	154.8	65.1	89.7	—
Benefit Costs	63.4	4.7	17.1	4.0	69.3	4.5	21.4	3.9
Other Regulatory Liabilities	187.1	42.8	14.1	4.6	184.5	39.1	14.2	4.5
Total Regulatory Liabilities	4,842.8	1,581.8	2,151.8	504.0	4,664.9	1,520.0	2,079.4	516.1
Less: Current Portion	774.5	169.1	497.4	103.1	632.3	124.1	436.3	121.1
Total Long-Term Regulatory Liabilities	$4,068.3	$1,412.7	$1,654.4	$400.9	$4,032.6	$1,395.9	$1,643.1	$395.0

As of both March 31, 2025 and December 31, 2024, the Regulatory Liabilities attributable to the Aquarion water distribution business have been reclassified to Liabilities Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2025	As of December 31, 2024
(Millions of Dollars)
Distribution - Electric	$21,467.7	$21,144.1
Distribution - Natural Gas	9,131.9	8,922.2
Transmission - Electric	16,303.5	16,130.9
Solar	205.8	201.0
Utility	47,108.9	46,398.2
Other (1)	2,305.8	2,254.1
Property, Plant and Equipment, Gross	49,414.7	48,652.3
Less: Accumulated Depreciation
Utility	(9,807.5)	(9,636.5)
Other	(1,093.9)	(1,044.1)
Total Accumulated Depreciation	(10,901.4)	(10,680.6)
Property, Plant and Equipment, Net	38,513.3	37,971.7
Construction Work in Progress	3,136.8	3,014.9
Total Property, Plant and Equipment, Net	$41,650.1	$40,986.6

	As of March 31, 2025			As of December 31, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,564.9	$9,930.9	$3,012.2	$8,437.9	$9,782.3	$2,964.2
Transmission - Electric	6,996.7	6,426.4	2,882.1	6,937.7	6,375.2	2,819.6
Solar	—	205.8	—	—	201.0	—
Property, Plant and Equipment, Gross	15,561.6	16,563.1	5,894.3	15,375.6	16,358.5	5,783.8
Less: Accumulated Depreciation	(2,979.9)	(3,846.7)	(1,048.1)	(2,928.0)	(3,782.0)	(1,032.3)
Property, Plant and Equipment, Net	12,581.7	12,716.4	4,846.2	12,447.6	12,576.5	4,751.5
Construction Work in Progress	557.4	1,635.8	342.2	554.6	1,461.3	338.4
Total Property, Plant and Equipment, Net	$13,139.1	$14,352.2	$5,188.4	$13,002.2	$14,037.8	$5,089.9

(1)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

As of both March 31, 2025 and December 31, 2024, the property, plant and equipment balance, net of accumulated depreciation, attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2025			As of December 31, 2024
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$10.4	$(0.3)	$10.1	$14.2	$(0.3)	$13.9
Current Derivative Liabilities	Level 2	(51.9)	—	(51.9)	(71.1)	—	(71.1)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of both March 31, 2025 and December 31, 2024 were 610 MW. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended March 31, 2025 and 2024, there were losses of $0.3 million and $1.0 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both March 31, 2025 and December 31, 2024.

5.    MARKETABLE SECURITIES

Eversource’s marketable securities include the CYAPC and YAEC legally restricted trusts that each hold equity and available-for-sale debt securities to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities. Equity and available-for-sale debt marketable securities are recorded at fair value. CYAPC and YAEC’s spent nuclear fuel trusts are restricted and are classified in long-term Marketable Securities on the balance sheets.

Eversource’s water business also holds a trust. Securities held in this trust as of March 31, 2025 and December 31, 2024 of $4.0 million and $4.1 million, respectively, were reclassified to Assets Held for Sale on the Eversource balance sheets.

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $163.8 million and $163.1 million as of March 31, 2025 and December 31, 2024, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of March 31, 2025				As of December 31, 2024
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$163.5	$0.6	$(3.8)	$160.3	$163.2	$0.1	$(6.1)	$157.2

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of March 31, 2025, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$13.0	$13.0
One to five years	42.1	42.4
Six to ten years	23.8	23.7
Greater than ten years	84.6	81.2
Total Debt Securities	$163.5	$160.3

Realized Gains and Losses:  Realized gains and losses are offset in long-term liabilities for CYAPC and YAEC and are recorded in Other Income, Net for Eversource's benefit trusts.  Eversource utilizes the average cost basis method for the CYAPC and YAEC spent nuclear fuel trusts.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2025	As of December 31, 2024
Level 1:
Mutual Funds and Equities	$163.8	$163.1
Money Market Funds	9.5	10.0
Total Level 1	$173.3	$173.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$91.0	$92.0
Corporate Debt Securities	37.9	32.5
Asset-Backed Debt Securities	8.5	7.8
Municipal Bonds	6.8	6.8
Other Fixed Income Securities	6.6	8.1
Total Level 2	$150.8	$147.2
Total Marketable Securities	$324.1	$320.3

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,381.6	$1,538.0	$618.4	$462.0	4.78%	4.76%
NSTAR Electric Commercial Paper Program	108.5	504.8	541.5	145.2	4.43%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $114.5 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On March 3, 2025, PSNH filed a petition with the NHPUC requesting authorization to issue up to $300.0 million in long-term debt through December 31, 2025. On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity

In April 2025, NSTAR Gas closed on two First Mortgage Bonds, Series Y and Z for $205.0 million and $20.0 million, respectively, and these bonds will be issued in June 2025.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of March 31, 2025	As of December 31, 2024
Restricted Cash - Current Portion (included in Special Deposits)	$17.9	$31.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.1
Securitized Stranded Cost (included in Regulatory Assets)	338.5	349.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.4	6.9
Accrued Interest (included in Other Current Liabilities)	2.2	5.7
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	302.5	324.1

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended
	March 31, 2025	March 31, 2024
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	3.3	3.7

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

In August 2024, Eversource communicated to its employees participating in the Eversource 401k Plan enhanced defined contribution feature (referred to as K-Vantage) that effective January 1, 2025, a Cash Balance Pension Plan is established, which replaces employer K-Vantage contributions. Eversource transferred into the Cash Balance Pension Plan employees who are participants in the K-Vantage plan, with the exception of one union group with ongoing negotiations, and will credit employees a set percentage of an employee’s eligible pay based on age and years of service on the employee’s behalf. This benefit is a new, additional obligation of the existing Pension Plan and will be funded through the existing assets of the Eversource Pension Plan. The liability began accruing benefits upon the effective date of January 1, 2025.

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.4	$3.8	$2.5	$1.6	$1.6	$0.2	$0.2	$0.1
Interest Cost	63.2	12.8	13.0	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.3)	(22.9)	(27.7)	(11.9)	(21.2)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	10.0	1.2	3.2	0.5	(0.3)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(20.1)	$(5.1)	$(8.9)	$(3.0)	$(17.3)	$(0.5)	$(12.3)	$(0.4)
Intercompany Expense/(Income) Allocations	N/A	$0.1	$0.3	$0.1	N/A	$(0.5)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$10.8	$2.9	$2.1	$1.0	$1.7	$0.3	$0.3	$0.1
Interest Cost	62.0	12.4	13.1	6.7	8.0	1.4	2.2	0.9
Expected Return on Plan Assets	(115.6)	(23.3)	(28.3)	(12.2)	(20.4)	(2.4)	(9.9)	(1.4)
Actuarial Loss/(Gain)	19.8	2.5	6.4	1.1	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(18.4)	$(5.5)	$(6.6)	$(3.4)	$(16.2)	$(0.4)	$(11.6)	$(0.3)
Intercompany Expense/(Income) Allocations	N/A	$0.3	$0.4	$0.1	N/A	$(0.6)	$(0.7)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2025		As of December 31, 2024
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	65	$144.8	65	$128.0
CL&P	15	13.2	15	13.4
NSTAR Electric	14	7.9	14	6.6
PSNH	8	6.4	8	6.3

The increase in the reserve balance was due primarily to changes in cost estimates at an MGP site at NSTAR Gas.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $132.8 million and $115.9 million as of March 31, 2025 and December 31, 2024, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $0.9 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP. Under the agreement with Global Infrastructure Partners (GIP), Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of March 31, 2025
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$268.9
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	276.8
Eversource Investment LLC	Letters of Credit (3)	4.3
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	34.1

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $800.9 million. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between June 2025 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of March 31, 2025, EI has issued two letters of credit on behalf of South Fork Wind, LLC totaling $4.3 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

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

(6)    Surety bonds expire in 2025 and 2026. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

On September 30, 2024, Eversource entered into an agreement with GIP and Ørsted to contingently provide future credit support up to a maximum of $850 million in guarantees, if required, to support third party tax equity financing for Revolution Wind.

C.    FERC ROE Complaints
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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2025 and December 31, 2024.

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

On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. The order addressed the Court’s decision that the reintroduction of the risk-premium financial model in the ROE methodology was arbitrary and capricious by removing the risk-premium financial model from the ROE methodology. The removal of the risk-premium financial model was the only revision to FERC’s ROE methodology and resulted in a two-model approach utilizing the two-step discounted cash flow model and the capital asset pricing model. MISO transmission owners were directed to provide refunds for the period November 12, 2013 to February 11, 2015 (the first MISO ROE complaint refund period) and for the period from September 28, 2016 (the date of FERC’s order on the first MISO ROE complaint) to October 17, 2024 by December 1, 2025. The order also stated that FERC does not preclude the use of the risk-premium financial model in future proceedings if the parties can demonstrate that FERC’s stated concerns around the inclusion of the model have been addressed. On March 25, 2025, FERC issued an order addressing arguments raised on rehearing, sustaining the result, and denying rehearing.

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

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate any potential range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the financial condition, results of operations and cash flows.

Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods.

D.    Offshore Wind Contingent Liability
On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. As part of the sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. Post-closing purchase price adjustment payments will be made following the commercial operation date of Revolution Wind. South Fork Wind has achieved commercial operation, and Eversource is in the process of finalizing the construction cost post-close purchase price adjustment payment related to this project, which is not expected to be material.

Eversource recorded a contingent liability of $365 million as of March 31, 2025 and December 31, 2024, reflecting its estimate of the future obligations under the GIP sale terms, which include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs. The majority of this liability is expected to be settled upon the completion of the Revolution Wind project.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate completed cost of construction for South Fork Wind, construction cost overruns for Revolution Wind as well as the extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a lower value than assumed and included in the purchase price.

The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of ITC adders could result in a significant loss in a future period.

New information or future developments that arise as the construction of Revolution Wind progresses, and as cost estimates are received, reviewed and revised, as well as schedule updates, will necessitate a reassessment of the estimated liability related to post-closing adjustment payments. The Company is currently aware that the construction of the offshore foundations, offshore substation, and turbine tower installations may lead to future cost overruns. The Company reviews available projection of total construction costs, including the latest cost estimates and project timeline. Management has determined that the information currently available does not necessitate a change to the Company’s existing liability estimate of $365 million. The Company will continue to monitor developments, evaluate potential exposures, and revise its estimates as additional information becomes available.

It is possible that as additional updated cost estimates become available, or other adverse changes in facts, regulations and circumstances occur, it could result in additional losses and increases to this liability, which could be material. The Company believes it is reasonably possible that there is an additional loss in excess of the liability recorded, but management cannot reasonably estimate a range of loss beyond the $365 million recorded at this time.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

E.    Leases
In the first quarter of 2025, EGMA entered into a land and building finance lease that is expected to commence 2026. The lease contains a purchase option that the Company has determined is probable of being executed. In accordance with ASC 842, Leases, the Company will recognize the right-of-use asset and corresponding lease liability, and will assess the purchase option as part of the lease fair value upon commencement. As of March 31, 2025, the lease agreement totaled $18.7 million and the estimated purchase option was $19.0 million.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$124.8	$116.2	$92.0	$43.0	$32.8	$—	$—
Long-Term Debt	27,599.0	26,038.9	5,508.1	5,168.9	5,887.2	5,617.4	1,732.4	1,551.6
Rate Reduction Bonds	345.7	336.7	—	—	—	—	345.7	336.7

As of December 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.8	$116.2	$90.3	$43.0	$33.5	$—	$—
Long-Term Debt	26,704.8	24,791.4	5,111.1	4,705.8	5,094.9	4,759.4	1,732.1	1,529.7
Rate Reduction Bonds	367.3	352.1	—	—	—	—	367.3	352.1

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(26.1)	$(26.5)	$(0.4)	$(33.3)	$(33.7)

Amounts Reclassified from AOCI	—	2.5	2.5	—	5.2	5.2
Net OCI	—	2.5	2.5	—	5.2	5.2
Balance as of End of Period	$(0.4)	$(23.6)	$(24.0)	$(0.4)	$(28.1)	$(28.5)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. Defined benefit plan amounts reclassified from AOCI also include a settlement loss amortized into net periodic benefit plan expense/(income) for the three months ended March 31, 2025. See Note 8, “Pension Benefits and Postretirement Benefits Other Than Pension,” for further information.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2025 and December 31, 2024	Issued as of
	Par Value		March 31, 2025	December 31, 2024
Eversource	$5	410,000,000	375,724,367	375,724,367
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: Eversource had an equity distribution agreement pursuant to which it could offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource issued and sold its common shares through its sales agents during the term of this agreement. Shares were offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales were made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2024, Eversource issued 15,740,294 common shares, which resulted in proceeds of $989.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. Eversource completed this program in October 2024.

Treasury Shares: As of March 31, 2025 and December 31, 2024, there were 8,417,284 and 9,116,315 Eversource common shares held as treasury shares, respectively. As of March 31, 2025 and December 31, 2024, there were 367,307,083 and 366,608,052 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2025 and 2024. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2025 and December 31, 2024. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three months ended March 31, 2025 and 2024, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net Income Attributable to Common Shareholders	$550.8	$521.8
Weighted Average Common Shares Outstanding:
Basic	367,320,246	350,717,114
Dilutive Effect	357,372	280,106
Diluted	367,677,618	350,997,220
Basic and Diluted Earnings Per Common Share	$1.50	$1.49

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,489.3	$696.5	$—	$31.4	$—	$—	$2,217.2
Commercial	807.6	305.9	—	15.3	—	(2.0)	1,126.8
Industrial	104.1	67.8	—	1.0	—	(5.9)	167.0
Total Retail Tariff Sales Revenues	2,401.0	1,070.2	—	47.7	—	(7.9)	3,511.0
Wholesale Transmission Revenues	—	—	594.0	—	—	(439.3)	154.7
Wholesale Market Sales Revenues	347.8	62.3	—	1.1	—	—	411.2
Other Revenues from Contracts with Customers	20.8	1.4	3.6	0.6	439.0	(435.8)	29.6
Total Revenues from Contracts with Customers	2,769.6	1,133.9	597.6	49.4	439.0	(883.0)	4,106.5
Alternative Revenue Programs	2.2	6.4	(49.9)	0.6	—	45.2	4.5
Other Revenues	5.9	1.1	0.1	0.3	—	—	7.4
Total Operating Revenues	$2,777.7	$1,141.4	$547.8	$50.3	$439.0	$(837.8)	$4,118.4

	For the Three Months Ended March 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,254.1	$507.6	$—	$30.3	$—	$—	$1,792.0
Commercial	707.5	247.1	—	16.2	—	(1.7)	969.1
Industrial	87.7	59.8	—	1.0	—	(5.1)	143.4
Total Retail Tariff Sales Revenues	2,049.3	814.5	—	47.5	—	(6.8)	2,904.5
Wholesale Transmission Revenues	—	—	474.1	—	—	(361.6)	112.5
Wholesale Market Sales Revenues	165.3	58.2	—	0.9	—	—	224.4
Other Revenues from Contracts with Customers	28.4	1.1	3.9	(0.2)	443.6	(441.4)	35.4
Total Revenues from Contracts with Customers	2,243.0	873.8	478.0	48.2	443.6	(809.8)	3,276.8
Alternative Revenue Programs	13.2	31.5	29.6	1.6	—	(26.8)	49.1
Other Revenues	5.5	0.7	0.2	0.3	—	—	6.7
Total Operating Revenues	$2,261.7	$906.0	$507.8	$50.1	$443.6	$(836.6)	$3,332.6

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$801.2	$506.2	$181.9	$626.8	$462.2	$165.1
Commercial	344.1	375.7	88.3	252.4	373.5	82.0
Industrial	48.4	30.8	24.9	33.3	29.9	24.5
Total Retail Tariff Sales Revenues	1,193.7	912.7	295.1	912.5	865.6	271.6
Wholesale Transmission Revenues	251.1	218.7	124.2	200.7	188.8	84.6
Wholesale Market Sales Revenues	280.0	57.3	10.5	121.2	31.6	12.5
Other Revenues from Contracts with Customers	8.7	11.9	4.3	16.4	11.1	5.2
Total Revenues from Contracts with Customers	1,733.5	1,200.6	434.1	1,250.8	1,097.1	373.9
Alternative Revenue Programs	(18.9)	(9.1)	(19.7)	27.4	7.8	7.6
Other Revenues	2.7	2.4	0.9	2.9	2.0	0.8
Eliminations	(176.1)	(179.7)	(67.3)	(159.8)	(159.3)	(56.2)
Total Operating Revenues	$1,541.2	$1,014.2	$348.0	$1,121.3	$947.6	$326.1

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily included the offshore wind investments until sale of the three offshore wind projects in the third quarter of 2024 and a natural gas pipeline owned by Enbridge, Inc.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,777.7	$1,141.4	$547.8	$50.3	$439.0	$(837.8)	$4,118.4
Depreciation and Amortization	(564.7)	(104.5)	(106.8)	(11.2)	(50.6)	2.8	(835.0)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(101.7)	(46.2)	(31.5)
Corporate Shared Services	(116.4)	(30.3)	(21.8)
Storm Costs	(19.9)	—	—
Employee Benefits	(48.6)	(18.6)	(11.7)
Uncollectible Expense	(43.7)	(30.0)	—
Other	(27.4)	2.1	(10.9)
Total Operations and Maintenance	(357.7)	(123.0)	(75.9)	(22.8)	(349.1)	441.0	(487.5)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,580.6)	(605.2)	(69.6)	(6.8)	(1.4)	394.1	(1,869.5)
Operating Income	274.7	308.7	295.5	9.5	37.9	0.1	926.4
Interest Expense	(91.1)	(28.4)	(38.6)	(7.7)	(178.4)	43.4	(300.8)
Interest Income	27.3	6.7	—	—	43.4	(43.4)	34.0
Other Income, Net	35.3	5.5	12.1	0.8	625.7	(621.1)	58.3
Income Tax (Expense)/Benefit	(56.6)	(74.1)	(68.9)	1.0	33.4	—	(165.2)
Net Income	189.6	218.4	200.1	3.6	562.0	(621.0)	552.7
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$188.4	$218.4	$199.4	$3.6	$562.0	$(621.0)	$550.8
Cash Flows Used for Investments in Plant	$489.6	$193.9	$244.8	$28.5	$50.6	$—	$1,007.4

	For the Three Months Ended March 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,261.7	$906.0	$507.8	$50.1	$443.6	$(836.6)	$3,332.6
Depreciation and Amortization	(109.8)	(83.0)	(101.0)	(0.6)	(45.7)	2.5	(337.6)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(111.7)	(42.6)	(33.0)
Corporate Shared Services	(112.5)	(27.0)	(19.5)
Storm Costs	(26.4)	—	—
Employee Benefits	(44.9)	(17.3)	(12.2)
Uncollectible Expense	(35.4)	(16.1)	—
Other	(17.2)	(3.1)	(15.7)
Total Operations and Maintenance	(348.1)	(106.1)	(80.4)	(25.5)	(348.6)	445.7	(463.0)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,557.0)	(448.5)	(61.5)	(6.5)	(0.9)	388.4	(1,686.0)
Operating Income	246.8	268.4	264.9	17.5	48.4	—	846.0
Interest Expense	(82.5)	(24.5)	(40.9)	(11.4)	(146.1)	54.7	(250.7)
Interest Income	24.5	5.4	0.1	—	54.7	(54.7)	30.0
Other Income, Net	32.1	4.7	14.0	1.7	567.9	(559.4)	61.0
Income Tax (Expense)/Benefit	(51.6)	(63.4)	(60.7)	(2.4)	15.5	—	(162.6)
Net Income	169.3	190.6	177.4	5.4	540.4	(559.4)	523.7
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$168.1	$190.6	$176.7	$5.4	$540.4	$(559.4)	$521.8
Cash Flows Used for Investments in Plant	$471.3	$244.8	$358.4	$31.9	$43.0	$—	$1,149.4

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2025	$32,280.6	$9,955.8	$16,205.6	$2,528.2	$28,824.6	$(29,600.1)	$60,194.7
As of December 31, 2024	32,031.9	9,786.7	16,070.9	2,515.8	29,041.1	(29,851.9)	59,594.5

17.    ASSETS HELD FOR SALE

On January 27, 2025, Eversource entered into a definitive agreement to sell the Aquarion water distribution business. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of March 31, 2025 and December 31, 2024. As Eversource concluded this is the sale of a business, all goodwill held by the water distribution reporting unit was included in the carrying amount of the business and is also classified within assets held for sale. Long-term debt will be repaid by Eversource upon closing and is therefore excluded from liabilities held for sale. Assets and liabilities classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. The water distribution business did not and will not meet the criteria to be presented as a discontinued operation.

The major classes of Aquarion’s assets and liabilities presented in current and long-term Assets Held for Sale and Liabilities Held for Sale on the Eversource balance sheets, which are included in the Water Distribution reportable segment, were as follows:

(Millions of Dollars)	As of March 31, 2025	As of December 31, 2024
Restricted Cash	$5.8	$5.8
Receivables, Net	16.6	14.4
Unbilled Revenues	7.6	11.5
Prepayments and Other Current Assets	24.7	24.6
Total Current Assets Held for Sale	$54.7	$56.3
Property, Plant and Equipment, Net	$1,897.9	$1,885.2
Regulatory Assets	49.9	51.2
Goodwill	662.5	662.5
Other Long-Term Assets	14.3	12.2
Total Long-Term Assets Held for Sale	$2,624.6	$2,611.1

Accounts Payable	$14.7	$24.2
Other Current Liabilities	28.5	28.4
Total Current Liabilities Held for Sale	$43.2	$52.6
Regulatory Liabilities	$130.7	$132.2
Other Long-Term Liabilities	267.0	266.7
Total Long-Term Liabilities Held for Sale	$397.7	$398.9

For the three months ended March 31, 2025 and March 31, 2024, pre-tax income associated with the held for sale water distribution business was $2.6 million and $7.8 million, respectively.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2024 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our first quarters 2025 and 2024 earnings discussion includes a financial measure, EPS by business, that is not recognized under GAAP (non-GAAP), and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. Full year 2024 earnings discussion includes a non-GAAP financial measure referencing earnings and EPS excluding a loss on the sales of the offshore wind equity method investments and a loss on the pending sale of the Aquarion water distribution business.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the loss on the offshore wind equity method investments and the loss on the pending sale of the Aquarion water distribution business are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "pending," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    the ability to qualify for investment tax credits and investment tax credit adders,
•    variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for these projects,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, tariffs, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations, Presidential executive orders or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
•    other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and are updated as necessary and available on our website at www.eversource.com and on the SEC’s website at www.sec.gov, and we encourage you to consult such disclosures.

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2024 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2024 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $550.8 million, or $1.50 per share, in the first quarter of 2025, compared with $521.8 million, or $1.49 per share, in the first quarter of 2024.

•We reaffirmed our projection to earn within a 2025 earnings guidance range of between $4.67 per share and $4.82 per share. We also reaffirmed our projection that our long-term EPS growth rate through 2029 will be in a 5 to 7 percent range, using 2024 non-GAAP EPS of $4.57 per share as the base year.

Liquidity:

•Cash flows provided by operating activities totaled $1.04 billion in the first quarter of 2025, compared with $291.3 million in the first quarter of 2024. Investments in property, plant and equipment totaled $1.01 billion in the first quarter of 2025, compared with $1.15 billion in the first quarter of 2024.

•Cash and Cash Equivalents totaled $111.4 million as of March 31, 2025, compared with $26.7 million as of December 31, 2024. Our available borrowing capacity under our commercial paper programs totaled $1.16 billion as of March 31, 2025.

•In the first quarter of 2025, we issued $1.20 billion of new long-term debt and we repaid $300 million of long-term debt.

•On May 1, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on June 30, 2025 to shareholders of record as of May 15, 2025. On January 29, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, paid on March 31, 2025 to shareholders of record as of March 4, 2025.

Strategic Developments:

•On January 27, 2025, Eversource entered into a definitive agreement to sell the Aquarion water distribution business. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to regulatory and other approvals and is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS.

	For the Three Months Ended March 31,
	2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Regulated Companies	$609.8	$1.66	$540.8	$1.53
Eversource Parent and Other Companies	(59.0)	(0.16)	(19.0)	(0.04)
Net Income Attributable to Common Shareholders	$550.8	$1.50	$521.8	$1.49

The impact of higher shares outstanding resulted in $0.07 earnings per share dilution in the first quarter of 2025, as compared to the first quarter of 2024.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$188.4	$0.51	$168.1	$0.48
Electric Transmission	199.4	0.54	176.7	0.50
Natural Gas Distribution	218.4	0.60	190.6	0.54
Water Distribution	3.6	0.01	5.4	0.01
Net Income - Regulated Companies	$609.8	$1.66	$540.8	$1.53

Our electric distribution segment earnings increased $20.3 million in the first quarter of 2025, as compared to the first quarter of 2024, due primarily to higher revenues from base distribution rate increases at PSNH effective August 1, 2024 and at NSTAR Electric effective January 1, 2025 and from CL&P's capital tracking mechanism due to increased electric system improvements. Those earnings increases were partially offset by higher property tax expense, higher interest expense, and higher depreciation expense.

Our electric transmission segment earnings increased $22.7 million in the first quarter of 2025, as compared to the first quarter of 2024, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $27.8 million in the first quarter of 2025, as compared to the first quarter of 2024, due primarily to higher revenues from base distribution rate increases effective November 1, 2024 at EGMA and at NSTAR Gas and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher operations and maintenance expense, higher interest expense, higher depreciation expense, and higher property tax expense.

Our water distribution segment earnings decreased $1.8 million in the first quarter of 2025, as compared to the first quarter of 2024, due primarily to the absence of a benefit recorded in the first quarter of 2024 to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA, partially offset by lower interest expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses increased by $40.0 million in the first quarter of 2025, as compared to the first quarter of 2024, due primarily to higher interest expense due to the absence of capitalized interest as a result of the sale of our offshore wind investments in the third quarter of 2024 and higher interest costs from long-term debt.

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

Eversource is currently in the process of selling its Aquarion water distribution business. For information regarding the pending sale and use of proceeds, see “Business Development and Capital Expenditures - Pending Sale of Aquarion” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and cash equivalents totaled $111.4 million as of March 31, 2025, compared with $26.7 million as of December 31, 2024.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,381.6	$1,538.0	$618.4	$462.0	4.78%	4.76%
NSTAR Electric Commercial Paper Program	108.5	504.8	541.5	145.2	4.43%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2025, September 2025 or October 2025. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $114.5 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On March 3, 2025, PSNH filed a petition with the NHPUC requesting authorization to issue up to $300.0 million in long-term debt through December 31, 2025. On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity

In April 2025, NSTAR Gas closed on two First Mortgage Bonds, Series Y and Z for $205.0 million and $20.0 million, respectively, and these bonds will be issued in June 2025.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $6.9 million of interest payments in the first quarter of 2025, and paid $21.6 million of RRB principal payments and $7.6 million of interest payments in the first quarter of 2024.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.04 billion in the first quarter of 2025, compared with $291.3 million in the first quarter of 2024. Operating cash flows were favorably impacted by an improvement in regulatory recoveries driven primarily by the timing of collections for CL&P’s non-bypassable FMCC, CL&P’s SBC, electric and natural gas energy efficiency costs, energy supply costs and other regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rate increased as a result of the 2024 RAM decision and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections resulted in an improvement to operating cash flows of $342.6 million for the three month period. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Operating cash flows were also favorably impacted by a $91.5 million decrease in cash payments to vendors for storm costs. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, an increase in cost of removal expenditures, a $5.5 million decrease in income tax refunds received in 2025 compared to 2024, and the timing of other working capital items.

On May 1, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on June 30, 2025 to shareholders of record as of May 15, 2025. On January 29, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, paid on March 31, 2025 to shareholders of record as of March 4, 2025. In the first quarter of 2025, we paid cash dividends of $270.2 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $276.2 million. In the first quarter of 2024, we paid cash dividends of $244.8 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $250.8 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2025, CL&P and NSTAR Electric paid $247.0 million and $436.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first quarter of 2025, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.01 billion, $223.6 million, $367.5 million, and $143.3 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2024 Form 10-K.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $1.04 billion in the first quarter of 2025, compared to $1.09 billion in the first quarter of 2024.  These amounts included $51.4 million and $75.6 million in the first quarter of 2025 and 2024, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $131.1 million in the first quarter of 2025, as compared to the first quarter of 2024.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
CL&P	$79.8	$133.5
NSTAR Electric	89.4	117.6
PSNH	62.5	111.7
Total Electric Transmission	$231.7	$362.8

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Additional required environmental permits are expected to be approved by the end of 2025, as well as a license from the MA DEP expected to be approved by the end of the second quarter of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of March 31, 2025, $112.0 million has been spent on the project, with $80.4 million for transmission and $31.6 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2025
Basic Business	$83.3	$127.8	$28.3	$239.4	$51.2	$3.7	$294.3
Aging Infrastructure	28.8	118.7	30.0	177.5	136.6	20.3	334.4
Load Growth and Other	24.2	79.6	13.9	117.7	6.7	0.1	124.5
Total Distribution	$136.3	$326.1	$72.2	$534.6	$194.5	$24.1	$753.2
2024
Basic Business	$70.5	$112.6	$22.5	$205.6	$53.5	$5.0	$264.1
Aging Infrastructure	62.0	65.8	8.8	136.6	130.0	25.9	292.5
Load Growth and Other	27.3	48.6	13.8	89.7	9.6	0.2	99.5
Total Distribution	$159.8	$227.0	$45.1	$431.9	$193.1	$31.1	$656.1

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

Pending Sale of Aquarion: On January 27, 2025, Eversource entered into a definitive agreement to sell the Aquarion water distribution business. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down parent company debt.

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of March 31, 2025 and December 31, 2024. For further information, see Note 17, “Assets Held for Sale.”

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both March 31, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both March 31, 2025 and December 31, 2024.

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

On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. The order addressed the Court’s decision that the reintroduction of the risk-premium financial model in the ROE methodology was arbitrary and capricious by removing the risk-premium financial model from the ROE methodology. The removal of the risk-premium financial model was the only revision to FERC’s ROE methodology and resulted in a two-model approach utilizing the two-step discounted cash flow model and the capital asset pricing model. MISO transmission owners were directed to provide refunds for the period November 12, 2013 to February 11, 2015 (the first MISO ROE complaint refund period) and for the period from September 28, 2016 (the date of FERC’s order on the first MISO ROE complaint) to October 17, 2024 by December 1, 2025. The order also stated that FERC does not preclude the use of the risk-premium financial model in future proceedings if the parties can demonstrate that FERC’s stated concerns around the inclusion of the model have been addressed. On March 25, 2025, FERC issued an order addressing arguments raised on rehearing, sustaining the result, and denying rehearing.

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

Given the significant uncertainty regarding the applicability of the FERC order in the MISO transmission owners’ two complaint cases to the NETOs’ pending four complaint cases due to the complex differences between the cases, Eversource concluded that there is no reasonable basis for a change to the reserve or recognized ROEs for any of the complaints or subsequent periods at this time and Eversource cannot reasonably estimate any potential range of loss for any of the four complaint proceedings at this time. The resolution of these proceedings could have a material impact on the financial condition, results of operations and cash flows.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2025, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA is conducting the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal outlining a suggested portfolio of PBR elements for further exploration and potential implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning. Final decisions on the three reopener dockets are expected in 2025.

On November 16, 2023, PURA issued a straw proposal in the first reopener that focused on revenue adjustment mechanisms. The proposal outlines potential additions and reforms to the current revenue adjustment mechanisms, such as multi-year rate plans, earnings sharing mechanisms and the revenue decoupling mechanism. On March 14, 2024, PURA issued a straw proposal in the second reopener docket that concentrates on performance mechanisms in a PBR framework. The proposal suggests the development of performance incentive mechanisms, reported metrics and scorecards. On February 27, 2025, PURA issued revised straw proposals for both the first and second reopener dockets, resulting in some edits to the previous proposals based on participant feedback. On April 4, 2025, PURA issued a straw proposal in the third reopener docket that focused on the establishment of integrated distribution system planning under a PBR framework. These straw proposals are not authoritative and additional technical sessions, discovery and briefs will continue prior to a final decision, which will not be applied until the time of CL&P’s next distribution rate case.

We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2024 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Website:  Additional financial information is available through our website at www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's and PSNH's combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this combined Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024	Increase
Operating Revenues	$4,118.4	$3,332.6	$785.8
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,340.3	1,236.0	104.3
Operations and Maintenance	487.5	463.0	24.5
Depreciation	379.6	339.9	39.7
Amortization	455.4	(2.3)	457.7
Energy Efficiency Programs	257.6	213.4	44.2
Taxes Other Than Income Taxes	271.6	236.6	35.0
Total Operating Expenses	3,192.0	2,486.6	705.4
Operating Income	926.4	846.0	80.4
Interest Expense	300.8	250.8	50.0
Other Income, Net	92.3	91.0	1.3
Income Before Income Tax Expense	717.9	686.2	31.7
Income Tax Expense	165.2	162.5	2.7
Net Income	552.7	523.7	29.0
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$550.8	$521.8	$29.0

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended March 31:	2025	2024		2025	2024		2025	2024
Traditional	2,030	1,948	4.2%	—	—	—%	320	344	(7.0)%
Decoupled	10,942	10,587	3.4%	68,286	61,535	11.0%	4,976	4,807	3.5%
Total Sales Volumes	12,972	12,535	3.5%	68,286	61,535	11.0%	5,296	5,151	2.8%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended
Electric Distribution	$516.0
Natural Gas Distribution	235.4
Electric Transmission	40.0
Water Distribution	0.2
Other	(4.6)
Eliminations	(1.2)
Total Operating Revenues	$785.8

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $35.5 million for the three month period, due primarily to a temporary base distribution rate increase at PSNH effective August 1, 2024 and a base distribution rate increase at NSTAR Electric effective January 1, 2025.
•Base natural gas distribution revenues increased $55.7 million for the three month period, due primarily to base distribution rate increases effective November 1, 2024 at EGMA and NSTAR Gas.

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 23, 2024, the DPU approved a $55.8 million increase to base distribution rates for effect on January 1, 2025.

On July 31, 2024, the NHPUC approved a settlement agreement to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024 at PSNH.

NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On October 30, 2024, the DPU approved the annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect on November 1, 2024.

EGMA was allowed two rate base resets in a DPU-approved October 7, 2020 rate settlement agreement, with the first rate base reset on November 1, 2024. The increase to base distribution rates was $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). On November 7, 2024, the DPU approved this filing.

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

The variance in tracked distribution revenues for the three month period is due primarily to the following:

	Electric Distribution	Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Three Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(87.7)	$107.0
CL&P NBFMCC	217.6	—
CL&P SBC	89.3	—
Retail transmission	27.4	—
Other distribution tracking mechanisms	52.4	68.7
Wholesale Market Sales Revenue	182.5	4.1

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement within electric distribution for the three month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average prices and higher average supply-related sales volumes.

The increase in CL&P’s NBFMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective September 1, 2023, CL&P’s average NBFMCC rate changed to $0.00293 per kWh. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

The increase in electric distribution wholesale market sales revenue for the three month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $99.02 per MWh for the three months ended March 31, 2025, as compared to $39.65 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

CL&P is required by regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered into in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate. Changes in CL&P’s NBFMCC retail revenues and CL&P’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense.

Electric Transmission Revenues:  Electric transmission revenues increased $40.0 million for the three month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

(Millions of Dollars)	Three Months Ended
Energy supply procurement costs	$(87.9)
Other electric distribution costs	63.5
Natural gas supply costs	106.4
Transmission costs	28.1
Eliminations	(5.8)
Total Purchased Power, Purchased Natural Gas and Transmission	$104.3

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs for the three month period is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, an increase in the long-term renewable energy contract cost deferral and higher net metering costs at NSTAR Electric, partially offset by a decrease in long-term renewable energy purchase contract costs at both NSTAR Electric and PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average prices and higher average purchased volumes, partially offset by a decrease in the retail cost deferral.

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

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	$10.0
Shared corporate costs (including IT system depreciation at Eversource Service)	3.3
Storm-related costs	(6.5)
Operations-related expenses (including vendor services, vegetation management, vehicles and materials)	(3.9)
Employee-related expenses (including labor and benefits)	(2.4)
Total Base Electric Distribution (Non-Tracked Costs)	0.5
Tracked Electric Costs (Electric Distribution and Electric Transmission) - Increase is due primarily to higher uncollectible expense	4.6
Total Electric Distribution and Electric Transmission	5.1
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense	7.7
Tracked Costs - Increase due primarily to higher uncollectible expense	9.2
Total Natural Gas Distribution	16.9
Water Distribution	(2.7)
Eversource Parent and Other Companies - other operations and maintenance	0.6
Eliminations	4.6
Total Operations and Maintenance	$24.5

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

The variance in Amortization for the three month period is due primarily to the deferral adjustment of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased and wholesale market sales revenues were higher in 2025 as compared to 2024. These higher collections resulted in a corresponding increase to amortization expense of $342.6 million for the deferral adjustment for the three month period.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense increased for the three month period due primarily to the deferral adjustment.

Taxes Other Than Income Taxes expense increased for the three month period due primarily to higher property taxes as a result of higher utility plant balances and higher mill rates at NSTAR Electric and higher Connecticut gross earnings taxes.

Interest Expense increased for the three month period due primarily to the following:

(Millions of Dollars)	Three Months Ended
Long-term debt	$33.9
Absence in 2025 of capitalized interest as a result of the sale of our offshore wind investments in the third quarter of 2024	24.1
Capitalized AFUDC related to debt funds	4.3
Amortization of debt discounts and premiums, net	1.2
Regulatory deferrals	(13.9)
RRBs	(0.4)
Other	0.8
Total Interest Expense	$50.0

Other Income, Net increased for the three month period due primarily to the following:

(Millions of Dollars)	Three Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$4.8
Interest Income	4.0
Capitalized AFUDC related to equity funds	(2.9)
Equity in Earnings of Unconsolidated Affiliates	(1.8)
Investment (Loss)/Income	(1.2)
Other	(1.6)
Total Other Income, Net	$1.3

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($6.6 million), higher state taxes ($4.4 million), a decrease in amortization of EDIT ($0.7 million), and a higher share-based payment tax deficiency ($0.6 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($9.6 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)
Operating Revenues	$1,541.2	$1,121.3	$419.9	$1,014.2	$947.6	$66.6	$348.0	$326.1	$21.9
Operating Expenses:
Purchased Power and Transmission	494.2	566.0	(71.8)	308.9	273.3	35.6	80.0	87.9	(7.9)
Operations and Maintenance	189.2	186.8	2.4	174.1	173.7	0.4	71.0	68.7	2.3
Depreciation	106.7	98.4	8.3	108.0	96.9	11.1	40.5	37.4	3.1
Amortization of Regulatory Assets/(Liabilities), Net	343.2	(91.7)	434.9	52.3	48.4	3.9	20.9	21.3	(0.4)
Energy Efficiency Programs	51.6	35.6	16.0	63.4	82.3	(18.9)	12.2	11.2	1.0
Taxes Other Than Income Taxes	115.2	103.8	11.4	75.9	60.0	15.9	25.8	23.3	2.5
Total Operating Expenses	1,300.1	898.9	401.2	782.6	734.6	48.0	250.4	249.8	0.6
Operating Income	241.1	222.4	18.7	231.6	213.0	18.6	97.6	76.3	21.3
Interest Expense	50.0	54.8	(4.8)	59.2	49.4	9.8	20.6	19.2	1.4
Other Income, Net	17.6	16.5	1.1	46.3	47.1	(0.8)	10.8	7.1	3.7
Income Before Income Tax Expense	208.7	184.1	24.6	218.7	210.7	8.0	87.8	64.2	23.6
Income Tax Expense	52.5	45.7	6.8	51.5	50.7	0.8	21.5	15.8	5.7
Net Income	$156.2	$138.4	$17.8	$167.2	$160.0	$7.2	$66.3	$48.4	$17.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2025	2024	Percentage Increase
CL&P	5,204	5,001	4.1%
NSTAR Electric	5,738	5,586	2.7%
PSNH	2,030	1,948	4.2%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $419.9 million at CL&P, $66.6 million at NSTAR Electric, and $21.9 million at PSNH for the three month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat for the three month period.
•NSTAR Electric's distribution revenues increased $14.0 million for the three month period due primarily to a base distribution rate increase effective January 1, 2025.
•PSNH's distribution revenues increased $21.5 million for the three month period due primarily to a temporary base distribution rate increase effective August 1, 2024.

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

The variance in tracked distribution revenues for the three month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(52.4)	$(27.1)	$(8.2)
CL&P NBFMCC	217.6	—	—
CL&P SBC	89.3	—	—
Retail transmission	(24.8)	35.6	16.6
Other distribution tracking mechanisms	35.8	22.9	(6.3)
Wholesale Market Sales Revenue	158.8	25.7	(2.0)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement at CL&P for the three month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric and PSNH for the three month period was driven by lower average prices and lower average supply-related sales volumes.

The increase in CL&P’s NBFMCC revenues was driven by an increase in the retail Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. Effective September 1, 2023, CL&P’s average NBFMCC rate changed to $0.00293 per kWh. As a result of the April 2024 interim decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.03906 per kWh effective July 1, 2024. As a result of the August final decision in the 2024 CL&P RAM filing, the average NBFMCC rate increased to $0.04290 per kWh effective September 1, 2024. The rate increases primarily resulted from higher net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants.

The increase in electric distribution wholesale market sales revenue for the three month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $99.02 per MWh for the three months ended March 31, 2025, as compared to $39.65 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

CL&P is required by regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered into in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate. Changes in CL&P’s NBFMCC retail revenues and CL&P’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense.

Transmission Revenues: Transmission revenues increased $12.2 million at CL&P, $15.6 million at NSTAR Electric, and $12.2 million at PSNH for the three month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $16.3 million at CL&P, $20.4 million at NSTAR Electric, and $11.1 million at PSNH for the three month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(52.5)	$(26.9)	$(8.5)
Other electric distribution costs	20.7	47.4	(4.6)
Transmission costs	(23.7)	35.5	16.3
Eliminations	(16.3)	(20.4)	(11.1)
Total Purchased Power and Transmission	$(71.8)	$35.6	$(7.9)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs for the three month period is due to higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, an increase in the long-term renewable energy contract cost deferral and higher net metering costs at NSTAR Electric, partially offset by a decrease in long-term renewable energy purchase contract costs at both NSTAR Electric and PSNH.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•The decrease in transmission costs at CL&P was due primarily to a decrease resulting from the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. The decrease was partially offset by an increase in costs billed by ISO-NE that support regional grid investments.
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, partially offset by a decrease in the retail transmission cost deferral and a decrease in Local Network Service charges.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges. These increases were partially offset by a decrease resulting from the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
General costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	$—	$8.7	$1.3
Vegetation Management	(5.7)	(0.9)	7.4
Shared corporate costs (including IT system depreciation at Eversource Service)	1.0	1.8	0.5
Storm-related costs	0.2	(6.6)	(0.1)
Operations-related expenses (including vendor services, vehicles and materials)	(1.7)	(2.9)	(0.1)
Employee-related expenses (including labor and benefits)	(0.4)	(0.1)	(1.9)
Total Base Electric Distribution (Non-Tracked Costs)	(6.6)	—	7.1
Total Tracked Costs - Increase at CL&P due primarily to higher uncollectible expense; decrease at PSNH due primarily to funding of PSNH storm reserve as part of August 1, 2024 temporary rate change (offset by higher Amortization expense; no earnings impact)	9.0	0.4	(4.8)
Total Operations and Maintenance	$2.4	$0.4	$2.3

Depreciation expense increased for the three month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets/(Liabilities), Net for the three month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased and wholesale market sales revenues were higher in 2025 as compared to 2024. These higher collections resulted in a corresponding increase to amortization expense of $342.6 million for the deferral adjustment for the three month period.
•The increase in expense at NSTAR Electric was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the grid modernization regulatory mechanism and higher amortization of storm costs recovered in rates, partially offset by the deferral adjustment of costs included in the solar facilities and advanced metering infrastructure regulatory mechanisms.

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
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances and higher mill rates.
•The increase at PSNH was due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$6.2	$11.8	$4.0
Capitalized AFUDC related to debt funds	0.1	2.8	1.2
Amortization of debt discounts and premiums, net	0.3	0.3	—
Regulatory deferrals	(7.9)	(3.3)	(1.2)
Short-term notes payable	(3.7)	(1.8)	(2.2)
RRBs	—	—	(0.4)
Other	0.2	—	—
Total Interest Expense	$(4.8)	$9.8	$1.4

Other Income, Net - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$1.8	$2.5	$0.5
Interest Income	0.9	1.0	0.9
Capitalized AFUDC related to equity funds	(2.4)	(2.1)	2.0
Investment Income/(Loss)	0.8	(2.2)	0.3
Total Other Income, Net	$1.1	$(0.8)	$3.7

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($5.2 million), a decrease in amortization of EDIT ($0.9 million), higher share-based payment tax deficiency ($0.2 million), and higher state taxes ($1.5 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($1.7 million), higher state taxes ($0.3 million) and higher share-based payment tax deficiency ($0.4 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($5.0 million), higher state taxes ($1.3 million) and higher share-based payment tax deficiency ($0.1 million), partially offset by an increase in amortization of EDIT ($0.1 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $17.8 million for the three month period due primarily to an increase in transmission earnings driven primarily by a higher transmission rate base, higher revenues from its capital tracking mechanism due to increased electric system improvements, and lower operations and maintenance expense. The earnings increase was partially offset by higher depreciation expense and higher property tax expense.

NSTAR Electric's earnings increased $7.2 million for the three month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base, and higher revenues from its AMI tracking mechanism. The earnings increase was partially offset by higher property tax expense, higher interest expense, and higher depreciation expense.

PSNH's earnings increased $17.9 million for the three month period due primarily to higher revenues as a result of the base distribution rate increase effective August 1, 2024 and an increase in transmission earnings driven primarily by a higher transmission rate base. The earnings increase was partially offset by higher operations and maintenance expense, higher interest expense, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $422.7 million for the three months ended March 31, 2025, as compared to cash flows used in operating activities of $26.6 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and the SBC regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rate increased as a result of the 2024 RAM decision and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections resulted in an improvement to operating cash flows of $342.6 million for the three month period. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. Operating cash flows were also favorably impacted by the timing of cash collections on our accounts receivable, and a $34.9 million decrease in cash payments to vendors for storm costs. These favorable impacts were partially offset by a $95.6 million decrease in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024, the timing of cash payments made on our accounts payable, and the timing of other working capital items.

NSTAR Electric had cash flows provided by operating activities of $311.4 million for the three months ended March 31, 2025, as compared to $152.6 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for energy supply costs, energy efficiency costs, net metering costs and other regulatory tracking mechanisms, a $60.2 million decrease in cash payments to vendors for storm costs, and a $45.3 million increase in operating cash flows due to income tax refunds received in 2025 compared to income tax payments made in 2024. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, an increase in cost of removal expenditures, and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $99.4 million for the three months ended March 31, 2025, as compared to $51.8 million in the same period of 2024.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for retail and wholesale transmission costs and other regulatory tracking mechanisms, the timing of cash payments made on our accounts payable, a decrease in cost of removal expenditures, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, a $14.3 million decrease in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024, and a $3.6 million increase in cash payments to vendors for storm costs.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of March 31, 2025, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2025, our regulated companies held collateral (letters of credit or cash) of $17.5 million from counterparties related to our standard service contracts.  As of March 31, 2025, Eversource had $24.7 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2024 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2024 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2025 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2024 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2024 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2024 Form 10-K, which risk factors are incorporated herein by reference. These risk factors should be considered carefully in evaluating our risk profile. There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2024 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2025	—	$—	—	—
February 1 - February 28, 2025	—	—	—	—
March 1 - March 31, 2025	2,954	61.89	—	—
Total	2,954	$61.89	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
	3.1	Declaration of Trust of Eversource Energy, as amended through May 1, 2025

	31	Certification by the Chairman of the Board, President and Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Listing of Exhibits (NSTAR Electric Company)
*	4.1	Form of 4.85% Debenture due March 1, 2030 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on February 26, 2025, File No. 001-02301)

*	4.2	Form of 5.20% Debenture due March 1, 2035 (Exhibit 4.2, NSTAR Electric Company Current Report on Form 8-K filed on February 26, 2025, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 5, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 5, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 5, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 5, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer