Form 10-Q
period 2025-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2025-08-04
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2025

Eversource Energy Common Shares, $5.00 par value	371,115,181	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$343,693	$26,656
Receivables, Net (net of allowance for uncollectible accounts of $575,632 and $556,164 as of June 30, 2025 and December 31, 2024, respectively)	1,711,940	1,651,325
Unbilled Revenues	185,013	242,169
Materials, Supplies, Natural Gas and REC Inventory	549,162	594,568
Regulatory Assets	1,823,417	2,189,660
Current Assets Held for Sale	56,785	56,327
Prepayments and Other Current Assets	234,761	315,368
Total Current Assets	4,904,771	5,076,073
Property, Plant and Equipment, Net	42,303,414	40,986,578
Deferred Debits and Other Assets:
Regulatory Assets	4,908,519	4,880,974
Goodwill	3,571,333	3,571,333
Prepaid Pension and PBOP	1,389,846	1,336,633
Marketable Securities	316,593	320,272
Long-Term Assets Held for Sale	2,661,591	2,611,145
Other Long-Term Assets	900,033	811,521
Total Deferred Debits and Other Assets	13,747,915	13,531,878
Total Assets	$60,956,100	$59,594,529

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,270,500	$2,042,793
Long-Term Debt – Current Portion	1,950,348	1,003,150
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,512,911	1,736,880
Accrued Interest	360,813	341,558
Regulatory Liabilities	834,793	632,282
Current Liabilities Held for Sale	58,887	52,593
Other Current Liabilities	849,488	868,491
Total Current Liabilities	6,880,950	6,720,957
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,523,975	5,411,206
Regulatory Liabilities	4,076,390	4,032,564
Asset Retirement Obligations	595,250	590,890
Accrued SERP and PBOP	95,296	95,400
Long-Term Liabilities Held for Sale	399,146	398,859
Other Long-Term Liabilities	1,048,275	1,123,999
Total Deferred Credits and Other Liabilities	11,738,332	11,652,918
Long-Term Debt	26,212,992	25,701,627
Rate Reduction Bonds	302,467	324,072
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,895,516	1,878,622
Capital Surplus, Paid In	9,665,374	9,428,905
Retained Earnings	4,279,915	3,929,141
Accumulated Other Comprehensive Loss	(23,912)	(26,472)
Treasury Stock	(151,102)	(170,809)
Common Shareholders' Equity	15,665,791	15,039,387
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$60,956,100	$59,594,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2025	2024	2025	2024

Operating Revenues	$2,838,068	$2,533,522	$6,956,423	$5,866,097

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	818,747	841,431	2,159,084	2,077,387
Operations and Maintenance	467,557	464,424	955,008	927,388
Depreciation	385,595	354,591	765,175	694,505
Amortization	109,103	(114,137)	564,552	(116,462)
Energy Efficiency Programs	135,290	145,288	392,840	358,767
Taxes Other Than Income Taxes	258,727	239,427	530,321	476,042
Total Operating Expenses	2,175,019	1,931,024	5,366,980	4,417,627
Operating Income	663,049	602,498	1,589,443	1,448,470
Interest Expense	293,193	271,316	594,042	522,064
Other Income, Net	95,363	115,285	187,706	206,315
Income Before Income Tax Expense	465,219	446,467	1,183,107	1,132,721
Income Tax Expense	110,611	109,246	275,831	271,772
Net Income	354,608	337,221	907,276	860,949
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$352,728	$335,341	$903,517	$857,190

Basic Earnings Per Common Share	$0.96	$0.95	$2.46	$2.44

Diluted Earnings Per Common Share	$0.96	$0.95	$2.45	$2.43

Weighted Average Common Shares Outstanding:
Basic	368,661,995	353,212,378	367,991,121	351,964,747
Diluted	368,917,187	353,419,658	368,297,404	352,208,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income	$354,608	$337,221	$907,276	$860,949
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	32	(1,052)	2,550	4,146
Other Comprehensive Income/(Loss), Net of Tax	37	(1,047)	2,560	4,156
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$352,765	$334,294	$906,077	$861,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2025	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387
Net Income				552,668			552,668
Dividends on Common Shares - $0.7525 Per Share				(276,229)			(276,229)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(28,230)				(28,230)
Issuance of Treasury Shares	699,031		39,921			13,097	53,018
Other Comprehensive Income					2,523		2,523
Balance as of March 31, 2025	367,307,083	1,878,622	9,440,596	4,203,700	(23,949)	(157,712)	15,341,257
Net Income				354,608			354,608
Dividends on Common Shares - $0.7525 Per Share				(276,513)			(276,513)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	3,378,765	16,894	203,895				220,789
Capital Stock Expense			(2,768)				(2,768)
Long-Term Incentive Plan Activity			8,344				8,344
Issuance of Treasury Shares	352,763		15,307			6,610	21,917
Other Comprehensive Income					37		37
Balance as of June 30, 2025	371,038,611	$1,895,516	$9,665,374	$4,279,915	$(23,912)	$(151,102)	$15,665,791

	For the Six Months Ended June 30, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 Per Share	1,292,892	6,465	69,972				76,437
Capital Stock Expense			(1,042)				(1,042)
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	1,806,385	8,537,591	4,413,593	(28,534)	(185,447)	14,543,588
Net Income				337,221			337,221
Dividends on Common Shares - $0.715 Per Share				(252,104)			(252,104)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	2,913,757	14,569	160,088				174,657
Capital Stock Expense			(1,863)				(1,863)
Long-Term Incentive Plan Activity			4,245				4,245
Issuance of Treasury Shares	272,900		10,783			5,113	15,896
Other Comprehensive Loss					(1,047)		(1,047)
Balance as of June 30, 2024	354,566,071	$1,820,954	$8,710,844	$4,496,830	$(29,581)	$(180,334)	$14,818,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$907,276	$860,949
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	765,175	694,505
Deferred Income Taxes	10,937	297,901
Uncollectible Expense	41,519	26,279
Pension, SERP and PBOP Income, Net	(39,373)	(35,719)
Pension Contributions	(2,500)	(2,500)
Regulatory Over/(Under) Recoveries, Net	28,133	(383,152)
Amortization	564,552	(116,462)
Cost of Removal Expenditures	(161,020)	(113,024)
Other	27,373	(99,544)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(51,220)	(95,839)
Taxes Receivable/Accrued, Net	323,484	41,275
Accounts Payable	(156,507)	(82,355)
Other Current Assets and Liabilities, Net	(159,925)	(30,288)
Net Cash Flows Provided by Operating Activities	2,097,904	962,026

Investing Activities:
Investments in Property, Plant and Equipment	(2,049,401)	(2,220,917)
Proceeds from Sales of Marketable Securities	123,899	91,437
Purchases of Marketable Securities	(116,775)	(83,502)
Payment for Offshore Wind Contingent Liability	(68,632)	—
Investments in Unconsolidated Affiliates	(541)	(729,354)
Other Investing Activities	8,263	11,355
Net Cash Flows Used in Investing Activities	(2,103,187)	(2,930,981)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	218,021	248,189
Cash Dividends on Common Shares	(540,859)	(490,910)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(662,293)	(698,252)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,728,193	3,850,000
Retirement of Long-Term Debt	(375,122)	(900,000)
Other Financing Activities	(26,815)	(48,493)
Net Cash Flows Provided by Financing Activities	315,761	1,935,170
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	310,478	(33,785)
Cash and Restricted Cash - Beginning of Period	127,308	166,418
Cash, Cash Equivalents and Restricted Cash - End of Period	$437,786	$132,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$99,230	$1,093
Receivables, Net (net of allowance for uncollectible accounts of $273,603 and $279,108 as of June 30, 2025 and December 31, 2024, respectively)	669,401	663,171
Accounts Receivable from Affiliated Companies	44,834	68,723
Unbilled Revenues	60,505	59,759
Materials and Supplies	215,695	217,316
Regulatory Assets	408,514	638,529
Prepayments and Other Current Assets	24,121	51,688
Total Current Assets	1,522,300	1,700,279
Property, Plant and Equipment, Net	13,265,994	13,002,193
Deferred Debits and Other Assets:
Regulatory Assets	1,684,883	1,687,029
Prepaid Pension and PBOP	193,973	182,483
Other Long-Term Assets	295,140	267,861
Total Deferred Debits and Other Assets	2,173,996	2,137,373
Total Assets	$16,962,290	$16,839,845

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$280,000
Long-Term Debt – Current Portion	400,000	2,944
Accounts Payable	475,137	548,100
Accounts Payable to Affiliated Companies	94,894	137,150
Regulatory Liabilities	237,525	124,122
Accrued Taxes	97,175	41,654
Derivative Liabilities	32,546	71,090
Other Current Liabilities	193,604	193,040
Total Current Liabilities	1,530,881	1,398,100
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,032,744	2,052,806
Regulatory Liabilities	1,428,712	1,395,883
Other Long-Term Liabilities	219,258	204,801
Total Deferred Credits and Other Liabilities	3,680,714	3,653,490
Long-Term Debt	5,108,529	5,108,173
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	2,781,204	2,819,107
Accumulated Other Comprehensive Income	145	158
Common Stockholder's Equity	6,525,966	6,563,882
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$16,962,290	$16,839,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$1,132,168	$964,623	$2,673,357	$2,085,914

Operating Expenses:
Purchased Power and Transmission	380,280	480,426	874,484	1,046,423
Operations and Maintenance	201,754	197,445	390,910	384,209
Depreciation	107,716	100,411	214,396	198,856
Amortization of Regulatory Assets/(Liabilities), Net	74,820	(155,031)	418,033	(246,744)
Energy Efficiency Programs	40,042	31,540	91,653	67,140
Taxes Other Than Income Taxes	105,766	96,393	221,027	200,193
Total Operating Expenses	910,378	751,184	2,210,503	1,650,077
Operating Income	221,790	213,439	462,854	435,837
Interest Expense	47,706	61,894	97,616	116,718
Other Income, Net	12,498	22,977	30,096	39,445
Income Before Income Tax Expense	186,582	174,522	395,334	358,564
Income Tax Expense	47,941	42,921	100,457	88,610
Net Income	$138,641	$131,601	$294,877	$269,954
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income	$138,641	$131,601	$294,877	$269,954
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(6)	(13)	(13)
Other Comprehensive Loss, Net of Tax	(7)	(6)	(13)	(13)
Comprehensive Income	$138,634	$131,595	$294,864	$269,941

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	60,352	3,684,265	2,726,953	152	6,471,722
Net Income				138,641		138,641
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(83,000)		(83,000)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2025	6,035,205	$60,352	$3,684,265	$2,781,204	$145	$6,525,966

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	60,352	3,484,265	2,700,331	178	6,245,126
Net Income				131,601		131,601
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2024	6,035,205	$60,352	$3,584,265	$2,830,542	$172	$6,475,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$294,877	$269,954
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	214,396	198,856
Deferred Income Taxes	(34,392)	146,839
Uncollectible Expense	10,118	6,326
Pension, SERP, and PBOP Income, Net	(7,079)	(6,379)
Regulatory Under Recoveries, Net	(101,300)	(117,569)
Amortization of Regulatory Assets/(Liabilities), Net	418,033	(246,744)
Cost of Removal Expenditures	(33,705)	(32,317)
Other	8,996	(42,305)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(626)	(53,861)
Taxes Receivable/Accrued, Net	56,582	83,731
Accounts Payable	(97,388)	(54,887)
Other Current Assets and Liabilities, Net	25,100	(41,887)
Net Cash Flows Provided by Operating Activities	753,612	109,757

Investing Activities:
Investments in Property, Plant and Equipment	(438,153)	(532,235)
Net Cash Flows Used in Investing Activities	(438,153)	(532,235)

Financing Activities:
Cash Dividends on Common Stock	(330,000)	(82,500)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	—	200,000
Issuance of Long-Term Debt	400,000	350,000
Decrease in Notes Payable to Eversource Parent	(280,000)	(49,200)
Other Financing Activities	(4,520)	(4,218)
Net Cash Flows (Used in)/Provided by Financing Activities	(217,299)	411,303
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	98,160	(11,175)
Cash and Restricted Cash - Beginning of Period	2,109	12,243
Cash, Cash Equivalents and Restricted Cash - End of Period	$100,269	$1,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$4,376	$911
Receivables, Net (net of allowance for uncollectible accounts of $120,238 and $114,910 as of June 30, 2025 and December 31, 2024, respectively)	622,537	614,563
Accounts Receivable from Affiliated Companies	179,865	82,921
Unbilled Revenues	55,379	59,079
Materials, Supplies and REC Inventory	195,791	220,621
Regulatory Assets	900,764	902,770
Prepayments and Other Current Assets	69,897	72,986
Total Current Assets	2,028,609	1,953,851
Property, Plant and Equipment, Net	14,638,823	14,037,828
Deferred Debits and Other Assets:
Regulatory Assets	1,155,758	1,204,337
Prepaid Pension and PBOP	746,880	724,661
Other Long-Term Assets	158,923	154,571
Total Deferred Debits and Other Assets	2,061,561	2,083,569
Total Assets	$18,728,993	$18,075,248

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$430,000	$504,782
Long-Term Debt – Current Portion	550,000	250,000
Accounts Payable	460,411	534,868
Accounts Payable to Affiliated Companies	156,153	153,672
Obligations to Third Party Suppliers	140,350	163,711
Regulatory Liabilities	480,158	436,312
Other Current Liabilities	122,638	202,197
Total Current Liabilities	2,339,710	2,245,542
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,046,570	2,005,439
Regulatory Liabilities	1,650,390	1,643,079
Other Long-Term Liabilities	396,338	377,462
Total Deferred Credits and Other Liabilities	4,093,298	4,025,980
Long-Term Debt	5,338,057	4,844,920
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,888,842	3,788,842
Retained Earnings	3,026,229	3,127,105
Accumulated Other Comprehensive Loss	(143)	(141)
Common Stockholder's Equity	6,914,928	6,915,806
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$18,728,993	$18,075,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$868,925	$845,068	$1,883,152	$1,792,683

Operating Expenses:
Purchased Power and Transmission	225,716	209,348	534,662	482,653
Operations and Maintenance	168,365	163,580	342,503	337,252
Depreciation	109,331	100,286	217,346	197,208
Amortization of Regulatory Assets, Net	15,435	21,236	67,719	69,627
Energy Efficiency Programs	44,258	66,662	107,697	148,962
Taxes Other Than Income Taxes	76,187	71,049	152,024	131,061
Total Operating Expenses	639,292	632,161	1,421,951	1,366,763
Operating Income	229,633	212,907	461,201	425,920
Interest Expense	55,407	54,689	114,627	104,113
Other Income, Net	47,715	48,421	94,009	95,536
Income Before Income Tax Expense	221,941	206,639	440,583	417,343
Income Tax Expense	53,012	49,036	104,479	99,763
Net Income	$168,929	$157,603	$336,104	$317,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income	$168,929	$157,603	$336,104	$317,580
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(5)	(23)	(12)	(44)
Qualified Cash Flow Hedging Instruments	5	5	10	10
Other Comprehensive Loss, Net of Tax	—	(18)	(2)	(34)
Comprehensive Income	$168,929	$157,585	$336,102	$317,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	—	3,888,842	2,857,790	(143)	6,746,489
Net Income				168,929		168,929
Dividends on Preferred Stock				(490)		(490)
Balance as of June 30, 2025	200	$—	$3,888,842	$3,026,229	$(143)	$6,914,928

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	—	3,313,842	3,199,399	28	6,513,269
Net Income				157,603		157,603
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(297,200)		(297,200)
Other Comprehensive Loss					(18)	(18)
Balance as of June 30, 2024	200	$—	$3,313,842	$3,059,312	$10	$6,373,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$336,104	$317,580
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	217,346	197,208
Deferred Income Taxes	21,446	54,640
Uncollectible Expense	14,002	12,007
Pension, SERP and PBOP Income, Net	(19,942)	(18,003)
Regulatory Over/(Under) Recoveries, Net	52,121	(157,521)
Amortization of Regulatory Assets, Net	67,719	69,627
Cost of Removal Expenditures	(49,103)	(22,832)
Other	(3,324)	(27,840)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(107,269)	(41,197)
Taxes Receivable/Accrued, Net	1,038	(5,328)
Accounts Payable	(55,534)	(77,371)
Other Current Assets and Liabilities, Net	(80,994)	40,403
Net Cash Flows Provided by Operating Activities	393,610	341,373

Investing Activities:
Investments in Property, Plant and Equipment	(775,162)	(729,758)
Net Cash Flows Used in Investing Activities	(775,162)	(729,758)

Financing Activities:
Cash Dividends on Common Stock	(436,000)	(393,900)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	800,000	600,000
Capital Contributions from Eversource Parent	100,000	300,000
Decrease in Notes Payable	(74,782)	(129,347)
Other Financing Activities	(9,110)	(6,081)
Net Cash Flows Provided by Financing Activities	379,128	369,692
Net Decrease in Cash and Restricted Cash	(2,424)	(18,693)
Cash and Restricted Cash - Beginning of Period	9,023	22,785
Cash and Restricted Cash - End of Period	$6,599	$4,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$88	$1,431
Receivables, Net (net of allowance for uncollectible accounts of $15,043 and $14,090 as of June 30, 2025 and December 31, 2024, respectively)	188,430	163,063
Accounts Receivable from Affiliated Companies	19,243	27,285
Unbilled Revenues	51,847	57,226
Materials, Supplies and REC Inventory	67,176	75,778
Regulatory Assets	125,497	173,267
Special Deposits	31,372	32,668
Prepayments and Other Current Assets	24,917	15,916
Total Current Assets	508,570	546,634
Property, Plant and Equipment, Net	5,307,012	5,089,943
Deferred Debits and Other Assets:
Regulatory Assets	888,626	892,411
Prepaid Pension and PBOP	98,998	91,005
Other Long-Term Assets	29,819	21,948
Total Deferred Debits and Other Assets	1,017,443	1,005,364
Total Assets	$6,833,025	$6,641,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$35,300	$131,100
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	215,925	226,074
Accounts Payable to Affiliated Companies	28,906	45,141
Regulatory Liabilities	103,868	121,058
Accrued Interest	28,713	29,062
Other Current Liabilities	61,113	62,956
Total Current Liabilities	517,035	658,601
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	798,787	781,559
Regulatory Liabilities	402,644	394,982
Other Long-Term Liabilities	44,013	43,859
Total Deferred Credits and Other Liabilities	1,245,444	1,220,400
Long-Term Debt	2,031,083	1,732,066
Rate Reduction Bonds	302,467	324,072
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,898,134
Retained Earnings	763,862	808,668
Common Stockholder's Equity	2,736,996	2,706,802
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,833,025	$6,641,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$303,133	$287,311	$651,114	$613,427

Operating Expenses:
Purchased Power and Transmission	39,269	36,995	119,276	124,933
Operations and Maintenance	66,995	69,643	138,005	138,355
Depreciation	41,269	38,127	81,771	75,536
Amortization of Regulatory Assets, Net	26,829	28,729	47,665	49,993
Energy Efficiency Programs	10,542	9,695	22,745	20,871
Taxes Other Than Income Taxes	27,213	24,465	52,998	47,780
Total Operating Expenses	212,117	207,654	462,460	457,468
Operating Income	91,016	79,657	188,654	155,959
Interest Expense	20,503	20,259	41,073	39,453
Other Income, Net	13,725	7,772	24,484	14,822
Income Before Income Tax Expense	84,238	67,170	172,065	131,328
Income Tax Expense	20,323	15,726	41,871	31,528
Net Income	$63,915	$51,444	$130,194	$99,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	—	1,973,134	874,947	2,848,081
Net Income				63,915	63,915
Dividends on Common Stock				(175,000)	(175,000)
Balance as of June 30, 2025	301	$—	$1,973,134	$763,862	$2,736,996

	For the Six Months Ended June 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$2,353,919
Net Income				48,356	48,356
Capital Contributions from Eversource Parent			100,000		100,000
Balance as of March 31, 2024	301	—	1,798,134	704,141	2,502,275
Net Income				51,444	51,444
Dividends on Common Stock				(62,000)	(62,000)
Balance as of June 30, 2024	301	$—	$1,798,134	$693,585	$2,491,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$130,194	$99,800
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	81,771	75,536
Deferred Income Taxes	13,943	64,545
Uncollectible Expense	2,447	2,178
Pension, SERP and PBOP Income, Net	(4,444)	(4,469)
Regulatory Under Recoveries, Net	(36,271)	(167,077)
Amortization of Regulatory Assets, Net	47,665	49,993
Cost of Removal Expenditures	(16,545)	(20,358)
Other	(13,837)	(2,691)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(16,547)	1,916
Taxes Receivable/Accrued, Net	(3,076)	(11,045)
Accounts Payable	6,151	(3,697)
Other Current Assets and Liabilities, Net	483	(8,142)
Net Cash Flows Provided by Operating Activities	191,934	76,489

Investing Activities:
Investments in Property, Plant and Equipment	(275,508)	(289,667)
Net Cash Flows Used in Investing Activities	(275,508)	(289,667)

Financing Activities:
Cash Dividends on Common Stock	(175,000)	(62,000)
Capital Contributions from Eversource Parent	75,000	100,000
Issuance of Long-Term Debt	300,000	300,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Decrease in Notes Payable to Eversource Parent	(95,800)	(101,000)
Other Financing Activities	(1,627)	(3,140)
Net Cash Flows Provided by Financing Activities	80,968	212,255
Net Decrease in Cash and Restricted Cash	(2,606)	(923)
Cash and Restricted Cash - Beginning of Period	37,243	35,004
Cash and Restricted Cash - End of Period	$34,637	$34,081

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2025 and December 31, 2024, and the results of operations, comprehensive income, common shareholders' equity for the three and six months ended June 30, 2025 and 2024, and the cash flows for the six months ended June 30, 2025 and 2024. The results of operations, comprehensive income for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results expected for a full year.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of June 30, 2025 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of June 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of April 1, 2025	$371.5	$194.1	$565.6	$240.3	$35.9	$276.2	$57.8	$58.2	$116.0	$14.3
Uncollectible Expense	—	18.6	18.6	—	5.4	5.4	—	6.5	6.5	1.1
Uncollectible Costs Deferred (1)	14.9	11.8	26.7	3.2	2.9	6.1	3.2	5.8	9.0	1.2
Write-Offs	(9.6)	(29.6)	(39.2)	(7.3)	(8.1)	(15.4)	(0.7)	(12.1)	(12.8)	(1.8)
Recoveries Collected	0.2	3.7	3.9	0.1	1.2	1.3	—	1.5	1.5	0.2
Balance as of June 30, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0

Balance as of January 1, 2025	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	41.5	41.5	—	10.1	10.1	—	14.0	14.0	2.4
Uncollectible Costs Deferred (1)	34.3	25.6	59.9	12.0	4.8	16.8	6.7	11.3	18.0	2.6
Write-Offs	(22.2)	(67.4)	(89.6)	(16.6)	(18.2)	(34.8)	(1.6)	(28.0)	(29.6)	(4.5)
Recoveries Collected	0.3	7.3	7.6	0.2	2.2	2.4	—	2.9	2.9	0.4
Balance as of June 30, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of April 1, 2024	$379.4	$190.7	$570.1	$271.8	$36.0	$307.8	$41.8	$55.9	$97.7	$13.8
Uncollectible Expense	—	9.9	9.9	—	2.8	2.8	—	5.9	5.9	1.0
Uncollectible Costs Deferred (1)	26.0	10.0	36.0	15.3	2.6	17.9	4.3	4.7	9.0	1.1
Write-Offs	(16.5)	(23.3)	(39.8)	(12.9)	(8.3)	(21.2)	(0.2)	(7.1)	(7.3)	(2.0)
Recoveries Collected	0.2	3.2	3.4	0.2	1.1	1.3	—	0.9	0.9	0.2
Balance as of June 30, 2024	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1

Balance as of January 1, 2024	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	26.3	26.3	—	6.3	6.3	—	12.0	12.0	2.2
Uncollectible Costs Deferred (1)	53.5	21.4	74.9	38.1	5.3	43.4	3.5	9.1	12.6	2.4
Write-Offs	(31.7)	(51.8)	(83.5)	(23.8)	(16.0)	(39.8)	(1.2)	(16.3)	(17.5)	(5.2)
Recoveries Collected	0.5	6.9	7.4	0.4	2.3	2.7	—	2.1	2.1	0.4
Balance as of June 30, 2024	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

As of both June 30, 2025 and December 31, 2024, the allowance for uncollectible accounts attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2025				June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$35.5	$9.3	$15.4	$4.6	$30.0	$7.2	$13.3	$3.7
AFUDC Equity	25.6	1.5	14.7	4.5	23.7	5.5	15.2	1.7
Equity in Earnings of Unconsolidated Affiliates (1)	4.8	—	0.2	—	23.2	—	0.2	—
Investment (Loss)/Income	(2.0)	(0.9)	(0.2)	(0.4)	1.1	(0.1)	0.5	—
Interest Income	30.8	2.5	17.6	5.0	37.1	10.4	19.2	2.4
Other	0.7	0.1	—	—	0.2	—	—	—
Total Other Income, Net	$95.4	$12.5	$47.7	$13.7	$115.3	$23.0	$48.4	$7.8

	For the Six Months Ended
	June 30, 2025				June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$68.1	$17.6	$30.2	$8.7	$57.8	$13.7	$25.6	$7.3
AFUDC Equity	49.5	5.1	28.8	8.4	50.5	11.5	31.4	3.6
Equity in Earnings of Unconsolidated Affiliates (1)	10.8	—	0.4	—	31.0	—	0.4	—
Investment (Loss)/Income	(4.0)	(0.8)	(2.0)	(0.3)	0.3	(0.9)	0.9	(0.2)
Interest Income	64.8	8.1	36.6	7.7	67.1	15.1	37.2	4.1
Other	(1.5)	0.1	—	—	(0.4)	—	—	—
Total Other Income, Net	$187.7	$30.1	$94.0	$24.5	$206.3	$39.4	$95.5	$14.8

(1)    Equity in Earnings of Unconsolidated Affiliates includes $23.4 million of pre-tax income recorded at Eversource in the second quarter of 2024 from Eversource’s previous wind equity method investment, North East Offshore, as a result of a vendor settlement agreement payment received by the joint venture. This settlement payment reduced the required capital contributions to be made by Eversource to North East Offshore during the second quarter of 2024.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Eversource	$50.7	$44.6	$114.4	$97.9
CL&P	45.6	39.7	98.5	83.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2025	As of June 30, 2024
Eversource	$405.1	$477.9
CL&P	73.1	89.2
NSTAR Electric	124.6	142.2
PSNH	67.7	86.5

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$343.7	$99.2	$4.4	$0.1	$26.7	$1.1	$0.9	$1.4
Restricted cash included in:
Special Deposits	67.6	1.1	2.2	31.3	75.8	1.0	8.1	32.7
Assets Held for Sale, Current	5.9	—	—	—	5.8	—	—	—
Marketable Securities	11.7	—	—	—	10.0	—	—	—
Other Long-Term Assets	8.9	—	—	3.2	9.0	—	—	3.1
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$437.8	$100.3	$6.6	$34.6	$127.3	$2.1	$9.0	$37.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both June 30, 2025 and December 31, 2024, and $5.7 million and $5.9 million recorded in Other Long-Term Assets on the balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,003.0	$979.8	$554.0	$469.2	$2,039.4	$971.1	$609.8	$458.5
Regulatory Tracking Mechanisms	1,450.0	301.2	648.8	123.8	1,781.6	507.7	650.0	162.8
Income Taxes, Net	991.5	530.1	153.9	20.0	968.4	521.0	145.4	20.7
Benefit Costs	985.8	169.1	304.5	64.8	967.4	168.8	293.6	65.6
Securitized Stranded Costs	327.7	—	—	327.7	349.3	—	—	349.3
Goodwill-related	238.8	—	205.0	—	247.2	—	212.3	—
Cost of Removal	232.6	—	8.3	—	198.4	—	8.5	—
Asset Retirement Obligations	156.4	42.7	81.4	5.3	150.2	41.2	78.3	5.1
Derivative Liabilities	26.3	26.3	—	—	57.2	57.2	—	—
Other Regulatory Assets	319.8	44.2	100.7	3.3	311.6	58.5	109.2	3.7
Total Regulatory Assets	6,731.9	2,093.4	2,056.6	1,014.1	7,070.7	2,325.5	2,107.1	1,065.7
Less: Current Portion	1,823.4	408.5	900.8	125.5	2,189.7	638.5	902.8	173.3
Total Long-Term Regulatory Assets	$4,908.5	$1,684.9	$1,155.8	$888.6	$4,881.0	$1,687.0	$1,204.3	$892.4

As of both June 30, 2025 and December 31, 2024, the Regulatory Assets attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $259.2 million (including $138.9 million for CL&P, $47.5 million for NSTAR Electric and $7.0 million for PSNH) and $221.0 million (including $116.3 million for CL&P, $41.1 million for NSTAR Electric and $4.5 million for PSNH) of additional regulatory costs not yet specifically approved as of June 30, 2025 and December 31, 2024, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of June 30, 2025 and December 31, 2024, these regulatory costs included $124.8 million (including $68.2 million for CL&P and $31.8 million for NSTAR Electric) and $92.5 million (including $47.2 million for CL&P and $24.4 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,422.1	$952.6	$866.5	$326.6	$2,442.7	$956.6	$877.6	$330.6
Regulatory Tracking Mechanisms	896.8	289.7	457.2	93.5	702.4	180.3	413.6	114.4
Cost of Removal	717.1	239.6	448.9	28.6	684.1	212.8	451.3	20.1
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	468.6	67.2	232.5	45.6	427.1	61.6	211.6	42.6
AFUDC - Transmission	166.8	67.9	98.9	—	154.8	65.1	89.7	—
Benefit Costs	58.8	5.2	12.7	4.2	69.3	4.5	21.4	3.9
Other Regulatory Liabilities	181.0	44.0	13.9	8.0	184.5	39.1	14.2	4.5
Total Regulatory Liabilities	4,911.2	1,666.2	2,130.6	506.5	4,664.9	1,520.0	2,079.4	516.1
Less: Current Portion	834.8	237.5	480.2	103.9	632.3	124.1	436.3	121.1
Total Long-Term Regulatory Liabilities	$4,076.4	$1,428.7	$1,650.4	$402.6	$4,032.6	$1,395.9	$1,643.1	$395.0

As of both June 30, 2025 and December 31, 2024, the Regulatory Liabilities attributable to the Aquarion water distribution business have been reclassified to Liabilities Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2025	As of December 31, 2024
(Millions of Dollars)
Distribution - Electric	$21,785.5	$21,144.1
Distribution - Natural Gas	9,210.4	8,922.2
Transmission - Electric	16,569.5	16,130.9
Solar	206.3	201.0
Utility	47,771.7	46,398.2
Other (1)	2,390.5	2,254.1
Property, Plant and Equipment, Gross	50,162.2	48,652.3
Less: Accumulated Depreciation
Utility	(9,926.9)	(9,636.5)
Other	(1,144.2)	(1,044.1)
Total Accumulated Depreciation	(11,071.1)	(10,680.6)
Property, Plant and Equipment, Net	39,091.1	37,971.7
Construction Work in Progress	3,212.3	3,014.9
Total Property, Plant and Equipment, Net	$42,303.4	$40,986.6

	As of June 30, 2025			As of December 31, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,653.1	$10,104.5	$3,068.2	$8,437.9	$9,782.3	$2,964.2
Transmission - Electric	7,062.7	6,536.5	2,971.9	6,937.7	6,375.2	2,819.6
Solar	—	206.3	—	—	201.0	—
Property, Plant and Equipment, Gross	15,715.8	16,847.3	6,040.1	15,375.6	16,358.5	5,783.8
Less: Accumulated Depreciation	(3,011.7)	(3,891.0)	(1,054.9)	(2,928.0)	(3,782.0)	(1,032.3)
Property, Plant and Equipment, Net	12,704.1	12,956.3	4,985.2	12,447.6	12,576.5	4,751.5
Construction Work in Progress	561.9	1,682.5	321.8	554.6	1,461.3	338.4
Total Property, Plant and Equipment, Net	$13,266.0	$14,638.8	$5,307.0	$13,002.2	$14,037.8	$5,089.9

(1)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

As of both June 30, 2025 and December 31, 2024, the property, plant and equipment balance, net of accumulated depreciation, attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 17, “Assets Held for Sale.”

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of June 30, 2025			As of December 31, 2024
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$6.5	$(0.3)	$6.2	$14.2	$(0.3)	$13.9
Current Derivative Liabilities	Level 2	(32.5)	—	(32.5)	(71.1)	—	(71.1)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of June 30, 2025 and December 31, 2024 were 609 MW and 610 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended June 30, 2025 and 2024, there were losses of $0.3 million and $1.9 million, respectively. For the six months ended June 30, 2025 and 2024, there were losses of $0.6 million and $2.9 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

NSTAR Electric is reviewing a significant anticipated power purchase obligation that is expected to be marked to market on the balance sheet as a material derivative liability in 2025. The agreement for the purchase of clean energy and renewable energy attributes was entered into to satisfy Massachusetts legislation and is a 20-year contract with estimated total payments of $6.7 billion. The resulting derivative liability is expected to be fully offset by a regulatory asset for recovery from NSTAR Electric’s customers.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both June 30, 2025 and December 31, 2024.

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

Eversource’s water business also holds a trust. Securities held in this trust as of June 30, 2025 and December 31, 2024 of $4.2 million and $4.1 million, respectively, were reclassified to Assets Held for Sale on the Eversource balance sheets.

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $159.8 million and $163.1 million as of June 30, 2025 and December 31, 2024, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of June 30, 2025				As of December 31, 2024
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$162.4	$0.1	$(5.7)	$156.8	$163.2	$0.1	$(6.1)	$157.2

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of June 30, 2025, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$15.1	$15.1
One to five years	33.3	33.6
Six to ten years	30.4	30.1
Greater than ten years	83.6	78.0
Total Debt Securities	$162.4	$156.8

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2025	As of December 31, 2024
Level 1:
Mutual Funds and Equities	$159.8	$163.1
Money Market Funds	11.7	10.0
Total Level 1	$171.5	$173.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$83.0	$92.0
Corporate Debt Securities	39.4	32.5
Asset-Backed Debt Securities	8.0	7.8
Municipal Bonds	6.3	6.8
Other Fixed Income Securities	8.4	8.1
Total Level 2	$145.1	$147.2
Total Marketable Securities	$316.6	$320.3

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

NSTAR Electric has a $650.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650.0 million revolving credit facility, which terminates on October 11, 2029, that serves to backstop NSTAR Electric's $650.0 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$950.5	$1,538.0	$1,049.5	$462.0	4.78%	4.76%
NSTAR Electric Commercial Paper Program	430.0	504.8	220.0	145.2	4.57%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either September 2025, October 2025 or May 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Yankee Gas long-term debt issuances in July 2025, $110.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2025.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $35.3 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026. On May 27, 2025, NHPUC approved PSNH’s request for authorization to issue up to $300.0 million in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repay Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repay Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital

As a result of the Yankee Gas long-term debt issuances in July 2025, $75.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2025.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2025	As of December 31, 2024
Restricted Cash - Current Portion (included in Special Deposits)	$30.7	$31.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.1
Securitized Stranded Cost (included in Regulatory Assets)	327.7	349.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.0	6.9
Accrued Interest (included in Other Current Liabilities)	5.4	5.7
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	302.5	324.1

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	3.3	3.6	6.6	7.3

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

In August 2024, Eversource communicated to its employees participating in the Eversource 401k Plan enhanced defined contribution feature (referred to as K-Vantage) that effective January 1, 2025, a Cash Balance Pension Plan is established, which replaces employer K-Vantage contributions. Eversource transferred into the Cash Balance Pension Plan employees who are participants in the K-Vantage plan, with the exception of one union group that voted to enter effective January 1, 2026, and will credit employees a set percentage of an employee’s eligible pay based on age and years of service on the employee’s behalf. This benefit is a new, additional obligation of the existing Pension Plan and will be funded through the existing assets of the Eversource Pension Plan. The liability began accruing benefits upon the effective date of January 1, 2025.

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.2	$3.8	$2.4	$1.6	$1.6	$0.3	$0.3	$0.1
Interest Cost	64.1	12.9	13.4	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.7)	(23.0)	(27.7)	(12.0)	(21.1)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	11.0	1.3	3.7	0.5	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(21.1)	$(5.0)	$(8.1)	$(3.1)	$(17.1)	$(0.4)	$(12.3)	$(0.4)
Intercompany Income Allocations	N/A	$(0.5)	$(0.3)	$(0.1)	N/A	$(0.5)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$33.6	$7.6	$4.9	$3.2	$3.2	$0.5	$0.5	$0.2
Interest Cost	127.3	25.7	26.4	13.6	16.0	2.8	4.4	1.6
Expected Return on Plan Assets	(227.0)	(45.9)	(55.4)	(23.9)	(42.3)	(4.8)	(21.0)	(2.8)
Actuarial Loss/(Gain)	21.0	2.5	6.9	1.0	(0.5)	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.6	(8.5)	0.2
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(41.2)	$(10.1)	$(17.0)	$(6.1)	$(34.4)	$(0.9)	$(24.6)	$(0.8)
Intercompany (Income)/Expense Allocations	N/A	$(0.4)	$—	$—	N/A	$(1.0)	$(1.4)	$(0.4)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.2	$3.3	$1.9	$1.1	$1.8	$0.3	$0.3	$0.2
Interest Cost	62.7	12.7	12.8	6.7	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(115.7)	(23.5)	(28.0)	(12.2)	(20.3)	(2.3)	(9.9)	(1.4)
Actuarial Loss/(Gain)	22.1	3.2	6.4	1.3	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(19.4)	$(4.3)	$(6.8)	$(3.1)	$(16.0)	$(0.4)	$(11.7)	$(0.3)
Intercompany Income Allocations	N/A	$(0.6)	$(0.6)	$(0.2)	N/A	$(0.5)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$22.0	$6.2	$4.0	$2.1	$3.5	$0.6	$0.6	$0.3
Interest Cost	124.7	25.1	25.9	13.4	16.0	2.8	4.4	1.7
Expected Return on Plan Assets	(231.3)	(46.8)	(56.3)	(24.4)	(40.7)	(4.7)	(19.8)	(2.8)
Actuarial Loss/(Gain)	41.9	5.7	12.8	2.4	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.5	(8.5)	0.2
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(37.8)	$(9.8)	$(13.4)	$(6.5)	$(32.2)	$(0.8)	$(23.3)	$(0.6)
Intercompany Income Allocations	N/A	$(0.3)	$(0.2)	$(0.1)	N/A	$(1.1)	$(1.3)	$(0.4)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2025		As of December 31, 2024
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	65	$152.2	65	$128.0
CL&P	15	13.8	15	13.4
NSTAR Electric	14	8.3	14	6.6
PSNH	8	9.1	8	6.3

The increase in the reserve balance was due primarily to changes in cost estimates at MGP sites, primarily at NSTAR Gas and Yankee Gas.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $139.1 million and $115.9 million as of June 30, 2025 and December 31, 2024, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $0.9 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind projects:

As of June 30, 2025
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$183.6
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	202.6
Eversource Investment LLC	Letters of Credit (3)	4.3
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	34.1

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $745.2 million. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between September 2025 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of June 30, 2025, EI has issued two letters of credit on behalf of South Fork Wind, LLC totaling $4.3 million. The guarantee will remain in effect until full performance of the guaranteed obligations.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2025 and December 31, 2024.

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

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On July 11, 2025, the Court issued an order on the briefing schedule with initial briefs due August 14, 2025 and final briefs due January 26, 2026.

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

D.    Offshore Wind Contingent Liability
On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. As part of the sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments, which could impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally with GIP in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. For Revolution Wind, purchase price adjustment payments are expected to be completed no later than late 2026. South Fork Wind has achieved commercial operation, and Eversource made the construction cost post-close purchase price adjustment payment related to this project of $69 million in June 2025. As permitted within the terms of the agreement, Eversource has disputed a significant portion of this equalization payment related to project contingencies and expects resolution by the end of the year.

Upon closing of the sale, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the terms of the sale to GIP, which include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return, and obligation for other future costs. As of June 30, 2025 and December 31, 2024, the contingent liability was $296 million and $365 million, respectively, and is recorded in Other Current Liabilities and Other Long-Term Liabilities on Eversource’s balance sheets.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the post-closing adjustment payments owed to GIP include construction cost overruns for Revolution Wind as well as the extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a lower value than assumed and included in the purchase price.

The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of ITC adders could result in a significant loss in a future period.

New information or future developments that arise as the construction of Revolution Wind progresses, and as cost estimates are received, reviewed and revised, as well as schedule updates, will necessitate a reassessment of the estimated liability related to post-closing adjustment payments. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline. As construction continues to progress, the construction of the offshore substation and turbine tower installations may lead to future cost overruns. The Company has factored known cost overruns into the existing liability estimate. Based on the status of construction and latest cost projections, management has determined that the information currently available does not necessitate a change to the Company’s existing liability estimate. It is possible that as additional updated cost estimates become available and if those future cost overruns materialize, or other adverse changes in facts, regulations and circumstances occur, it could result in additional losses and increases to this liability, which could be material. The Company believes it is reasonably possible that there could be an additional loss in excess of the liability recorded, but management cannot reasonably estimate a range of loss beyond the amount recorded at this time. The Company will continue to monitor developments, evaluate potential exposures, and revise its estimates as additional information becomes available.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

E.    Leases
In the first quarter of 2025, EGMA entered into a land and building finance lease that is expected to commence late 2025. The lease contains a purchase option that the Company has determined is probable of being executed. In accordance with ASC 842, Leases, the Company will recognize the right-of-use asset and corresponding lease liability, and will assess the purchase option as part of the lease fair value upon commencement. As of June 30, 2025, the lease agreement totaled $18.7 million and the estimated purchase option was $19.0 million.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$121.4	$116.2	$89.8	$43.0	$31.6	$—	$—
Long-Term Debt	28,163.3	26,766.3	5,508.5	5,191.9	5,888.1	5,637.1	2,031.1	1,861.7
Rate Reduction Bonds	345.7	338.1	—	—	—	—	345.7	338.1

As of December 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.8	$116.2	$90.3	$43.0	$33.5	$—	$—
Long-Term Debt	26,704.8	24,791.4	5,111.1	4,705.8	5,094.9	4,759.4	1,732.1	1,529.7
Rate Reduction Bonds	367.3	352.1	—	—	—	—	367.3	352.1

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(26.1)	$(26.5)	$(0.4)	$(33.3)	$(33.7)

OCI Before Reclassifications	—	(0.9)	(0.9)	—	(0.9)	(0.9)
Amounts Reclassified from AOCI	—	3.5	3.5	—	5.0	5.0
Net OCI	—	2.6	2.6	—	4.1	4.1
Balance as of End of Period	$(0.4)	$(23.5)	$(23.9)	$(0.4)	$(29.2)	$(29.6)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. Defined benefit plan amounts reclassified from AOCI also include a settlement loss amortized into net periodic benefit plan expense/(income) for the six months ended June 30, 2025. See Note 8, “Pension Benefits and Postretirement Benefits Other Than Pension,” for further information.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2025 and December 31, 2024	Issued as of
	Par Value		June 30, 2025	December 31, 2024
Eversource	$5	410,000,000	379,103,132	375,724,367
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the second quarter of 2025, Eversource issued 3,378,765 common shares, which resulted in proceeds of $218.0 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it could offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In the first six months of 2024, Eversource issued 4,206,649 common shares, which resulted in proceeds of $248.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. Eversource completed this program in October 2024.

Treasury Shares: As of June 30, 2025 and December 31, 2024, there were 8,064,521 and 9,116,315 Eversource common shares held as treasury shares, respectively. As of June 30, 2025 and December 31, 2024, there were 371,038,611 and 366,608,052 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2025 and 2024 and $3.8 million for each of the six months ended June 30, 2025 and 2024. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2025 and December 31, 2024. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and six months ended June 30, 2025 and 2024, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income Attributable to Common Shareholders	$352.7	$335.3	$903.5	$857.2
Weighted Average Common Shares Outstanding:
Basic	368,661,995	353,212,378	367,991,121	351,964,747
Dilutive Effect	255,192	207,280	306,283	243,693
Diluted	368,917,187	353,419,658	368,297,404	352,208,440
Basic Earnings Per Common Share	$0.96	$0.95	$2.46	$2.44
Diluted Earnings Per Common Share	$0.96	$0.95	$2.45	$2.43

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,104.2	$234.1	$—	$40.7	$—	$—	$1,379.0
Commercial	771.7	125.5	—	17.7	—	(1.9)	913.0
Industrial	102.7	47.7	—	1.2	—	(6.8)	144.8
Total Retail Tariff Sales Revenues	1,978.6	407.3	—	59.6	—	(8.7)	2,436.8
Wholesale Transmission Revenues	—	—	596.4	—	—	(439.6)	156.8
Wholesale Market Sales Revenues	155.2	48.9	—	1.1	—	—	205.2
Other Revenues from Contracts with Customers	22.2	1.6	3.3	0.7	405.8	(404.6)	29.0
Total Revenues from Contracts with Customers	2,156.0	457.8	599.7	61.4	405.8	(852.9)	2,827.8
Alternative Revenue Programs	7.6	2.3	(31.1)	(0.6)	—	28.2	6.4
Other Revenues	2.8	0.7	0.1	0.3	—	—	3.9
Total Operating Revenues	$2,166.4	$460.8	$568.7	$61.1	$405.8	$(824.7)	$2,838.1

	For the Six Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,593.6	$930.6	$—	$72.0	$—	$—	$3,596.2
Commercial	1,579.3	431.5	—	33.1	—	(4.0)	2,039.9
Industrial	206.8	115.5	—	2.1	—	(12.6)	311.8
Total Retail Tariff Sales Revenues	4,379.7	1,477.6	—	107.2	—	(16.6)	5,947.9
Wholesale Transmission Revenues	—	—	1,190.4	—	—	(878.9)	311.5
Wholesale Market Sales Revenues	502.9	111.3	—	2.1	—	—	616.3
Other Revenues from Contracts with Customers	43.0	2.9	6.9	1.3	844.9	(840.4)	58.6
Total Revenues from Contracts with Customers	4,925.6	1,591.8	1,197.3	110.6	844.9	(1,735.9)	6,934.3
Alternative Revenue Programs	9.8	8.6	(81.0)	0.1	—	73.4	10.9
Other Revenues	8.7	1.7	0.2	0.6	—	—	11.2
Total Operating Revenues	$4,944.1	$1,602.1	$1,116.5	$111.3	$844.9	$(1,662.5)	$6,956.4

	For the Three Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,027.5	$204.1	$—	$37.8	$—	$—	$1,269.4
Commercial	683.2	116.4	—	18.2	—	(1.5)	816.3
Industrial	89.9	35.6	—	1.1	—	(6.0)	120.6
Total Retail Tariff Sales Revenues	1,800.6	356.1	—	57.1	—	(7.5)	2,206.3
Wholesale Transmission Revenues	—	—	512.9	—	—	(396.1)	116.8
Wholesale Market Sales Revenues	132.0	35.0	—	1.0	—	—	168.0
Other Revenues from Contracts with Customers	16.1	1.5	3.6	1.5	395.2	(393.7)	24.2
Total Revenues from Contracts with Customers	1,948.7	392.6	516.5	59.6	395.2	(797.3)	2,515.3
Alternative Revenue Programs	14.0	0.2	17.5	(2.4)	—	(15.8)	13.5
Other Revenues	3.6	0.7	0.1	0.3	—	—	4.7
Total Operating Revenues	$1,966.3	$393.5	$534.1	$57.5	$395.2	$(813.1)	$2,533.5

	For the Six Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,281.6	$711.7	$—	$68.0	$—	$—	$3,061.3
Commercial	1,390.7	363.4	—	34.4	—	(3.2)	1,785.3
Industrial	177.6	95.4	—	2.2	—	(11.1)	264.1
Total Retail Tariff Sales Revenues	3,849.9	1,170.5	—	104.6	—	(14.3)	5,110.7
Wholesale Transmission Revenues	—	—	987.0	—	—	(757.7)	229.3
Wholesale Market Sales Revenues	297.3	93.3	—	1.9	—	—	392.5
Other Revenues from Contracts with Customers	44.5	2.6	7.6	1.3	838.8	(835.2)	59.6
Total Revenues from Contracts with Customers	4,191.7	1,266.4	994.6	107.8	838.8	(1,607.2)	5,792.1
Alternative Revenue Programs	27.3	31.6	47.0	(0.7)	—	(42.6)	62.6
Other Revenues	9.0	1.5	0.3	0.6	—	—	11.4
Total Operating Revenues	$4,228.0	$1,299.5	$1,041.9	$107.7	$838.8	$(1,649.8)	$5,866.1

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$583.5	$379.6	$141.1	$513.7	$380.2	$133.6
Commercial	309.5	377.8	85.1	248.0	354.4	81.1
Industrial	44.0	33.2	25.5	32.6	30.2	27.1
Total Retail Tariff Sales Revenues	937.0	790.6	251.7	794.3	764.8	241.8
Wholesale Transmission Revenues	247.1	226.4	122.9	218.8	200.9	93.2
Wholesale Market Sales Revenues	114.7	32.1	8.4	97.4	27.0	7.6
Other Revenues from Contracts with Customers	8.6	12.3	5.1	1.5	13.3	5.5
Total Revenues from Contracts with Customers	1,307.4	1,061.4	388.1	1,112.0	1,006.0	348.1
Alternative Revenue Programs	3.2	(7.9)	(18.8)	23.9	4.2	3.4
Other Revenues	0.1	2.2	0.6	1.5	1.6	0.6
Eliminations	(178.5)	(186.8)	(66.8)	(172.8)	(166.7)	(64.8)
Total Operating Revenues	$1,132.2	$868.9	$303.1	$964.6	$845.1	$287.3

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,384.8	$885.7	$323.1	$1,140.6	$842.4	$298.6
Commercial	653.6	753.5	173.4	500.4	727.9	163.1
Industrial	92.4	64.1	50.3	65.8	60.1	51.7
Total Retail Tariff Sales Revenues	2,130.8	1,703.3	546.8	1,706.8	1,630.4	513.4
Wholesale Transmission Revenues	498.2	445.1	247.1	419.5	389.7	177.8
Wholesale Market Sales Revenues	394.7	89.4	18.8	218.6	58.6	20.1
Other Revenues from Contracts with Customers	17.2	24.3	9.5	18.0	24.4	10.7
Total Revenues from Contracts with Customers	3,040.9	2,262.1	822.2	2,362.9	2,103.1	722.0
Alternative Revenue Programs	(15.7)	(17.0)	(38.5)	51.3	12.0	11.0
Other Revenues	2.8	4.6	1.5	4.3	3.6	1.4
Eliminations	(354.6)	(366.5)	(134.1)	(332.6)	(326.0)	(121.0)
Total Operating Revenues	$2,673.4	$1,883.2	$651.1	$2,085.9	$1,792.7	$613.4

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource's equity ownership interests that are not consolidated, which primarily included the offshore wind investments until sale of the three offshore wind projects in the third quarter of 2024 and a natural gas pipeline owned by Enbridge, Inc.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,166.4	$460.8	$568.7	$61.1	$405.8	$(824.7)	$2,838.1
Depreciation and Amortization	(265.8)	(57.7)	(109.6)	(11.8)	(53.4)	3.6	(494.7)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(96.5)	(40.8)	(37.0)
Corporate Shared Services	(105.7)	(28.0)	(16.9)
Storm Costs	(21.9)	—	—
Employee Benefits	(47.3)	(17.2)	(11.9)
Uncollectible Expense	(41.1)	(13.4)	—
Other	(39.6)	(5.1)	(18.3)
Total Operations and Maintenance	(352.1)	(104.5)	(84.1)	(23.3)	(313.3)	409.7	(467.6)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,307.9)	(235.4)	(73.2)	(6.7)	(1.0)	411.4	(1,212.8)
Operating Income	240.6	63.2	301.8	19.3	38.1	—	663.0
Interest Expense	(95.4)	(28.1)	(28.3)	(7.7)	(176.9)	43.2	(293.2)
Interest Income	24.8	5.8	0.2	—	43.2	(43.2)	30.8
Other Income, Net	39.3	8.9	9.6	1.4	433.9	(428.5)	64.6
Income Tax (Expense)/Benefit	(46.6)	(14.5)	(74.6)	1.4	23.7	—	(110.6)
Net Income	162.7	35.3	208.7	14.4	362.0	(428.5)	354.6
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$161.5	$35.3	$208.0	$14.4	$362.0	$(428.5)	$352.7

	For the Six Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,944.1	$1,602.1	$1,116.5	$111.3	$844.9	$(1,662.5)	$6,956.4
Depreciation and Amortization	(830.6)	(162.1)	(216.3)	(23.0)	(104.1)	6.3	(1,329.8)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(198.1)	(87.1)	(68.5)
Corporate Shared Services	(222.0)	(58.3)	(38.7)
Storm Costs	(41.8)	—	—
Employee Benefits	(95.8)	(35.7)	(23.6)
Uncollectible Expense	(84.8)	(43.4)	—
Other	(67.3)	(2.9)	(29.2)
Total Operations and Maintenance	(709.8)	(227.4)	(160.0)	(46.1)	(662.4)	850.7	(955.0)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(2,888.4)	(840.7)	(142.8)	(13.4)	(2.4)	805.5	(3,082.2)
Operating Income	515.3	371.9	597.4	28.8	76.0	—	1,589.4
Interest Expense	(186.5)	(56.5)	(66.8)	(15.5)	(355.3)	86.6	(594.0)
Interest Income	52.1	12.4	0.3	—	86.6	(86.6)	64.8
Other Income, Net	74.6	14.5	21.6	2.2	1,059.6	(1,049.6)	122.9
Income Tax (Expense)/Benefit	(103.2)	(88.6)	(143.5)	2.4	57.1	—	(275.8)
Net Income	352.3	253.7	409.0	17.9	924.0	(1,049.6)	907.3
Net Income Attributable to Noncontrolling Interests	(2.3)	—	(1.5)	—	—	—	(3.8)
Net Income Attributable to Common Shareholders	$350.0	$253.7	$407.5	$17.9	$924.0	$(1,049.6)	$903.5
Cash Flows Used for Investments in Plant	$983.2	$372.5	$505.7	$68.1	$119.9	$—	$2,049.4

	For the Three Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,966.3	$393.5	$534.1	$57.5	$395.2	$(813.1)	$2,533.5
Depreciation and Amortization	(34.9)	(50.1)	(98.8)	(10.8)	(48.5)	2.7	(240.4)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(109.9)	(39.4)	(34.4)
Corporate Shared Services	(104.9)	(26.1)	(16.8)
Storm Costs	(17.2)	—	—
Employee Benefits	(40.7)	(15.9)	(10.3)
Uncollectible Expense	(39.6)	(6.4)	—
Other	(38.1)	(8.2)	(18.1)
Total Operations and Maintenance	(350.4)	(96.0)	(79.6)	(24.6)	(312.3)	398.5	(464.4)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,363.2)	(199.2)	(67.5)	(6.3)	(1.9)	411.9	(1,226.2)
Operating Income	217.8	48.2	288.2	15.8	32.5	—	602.5
Interest Expense	(90.9)	(22.3)	(46.0)	(9.7)	(161.0)	58.6	(271.3)
Interest Income	31.9	5.1	0.1	—	58.6	(58.6)	37.1
Other Income, Net	35.1	5.8	12.1	0.6	414.9	(390.3)	78.2
Income Tax (Expense)/Benefit	(43.0)	(9.7)	(64.7)	1.3	6.8	—	(109.3)
Net Income	150.9	27.1	189.7	8.0	351.8	(390.3)	337.2
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$149.7	$27.1	$189.0	$8.0	$351.8	$(390.3)	$335.3

	For the Six Months Ended June 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,228.0	$1,299.5	$1,041.9	$107.7	$838.8	$(1,649.8)	$5,866.1
Depreciation and Amortization	(144.6)	(133.2)	(199.8)	(11.5)	(94.1)	5.2	(578.0)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(221.6)	(82.1)	(67.4)
Corporate Shared Services	(217.4)	(53.1)	(36.3)
Storm Costs	(43.6)	—	—
Employee Benefits	(85.5)	(33.2)	(22.5)
Uncollectible Expense	(74.9)	(22.5)	—
Other	(55.5)	(11.2)	(33.8)
Total Operations and Maintenance	(698.5)	(202.1)	(160.0)	(50.1)	(660.9)	844.2	(927.4)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(2,920.2)	(647.7)	(129.0)	(12.9)	(2.8)	800.4	(2,912.2)
Operating Income	464.7	316.5	553.1	33.2	81.0	—	1,448.5
Interest Expense	(173.4)	(46.8)	(86.9)	(21.1)	(307.2)	113.3	(522.1)
Interest Income	56.3	10.6	0.1	—	113.3	(113.2)	67.1
Other Income, Net	67.2	10.4	26.2	2.3	982.9	(949.8)	139.2
Income Tax Expense	(94.6)	(73.1)	(125.3)	(1.0)	22.3	—	(271.7)
Net Income	320.2	217.6	367.2	13.4	892.3	(949.7)	861.0
Net Income Attributable to Noncontrolling Interests	(2.3)	—	(1.5)	—	—	—	(3.8)
Net Income Attributable to Common Shareholders	$317.9	$217.6	$365.7	$13.4	$892.3	$(949.7)	$857.2
Cash Flows Used for Investments in Plant	$883.6	$467.9	$668.1	$75.7	$125.6	$—	$2,220.9

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2025	$32,973.2	$10,092.5	$16,679.4	$2,568.4	$28,405.2	$(29,762.6)	$60,956.1
As of December 31, 2024	32,031.9	9,786.7	16,070.9	2,515.8	29,041.1	(29,851.9)	59,594.5

17.    ASSETS HELD FOR SALE

On January 27, 2025, Eversource entered into a definitive agreement to sell the Aquarion water distribution business. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down Eversource parent debt.

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of June 30, 2025 and December 31, 2024. As Eversource concluded this is the sale of a business, all goodwill held by the water distribution reporting unit was included in the carrying amount of the business and is also classified within assets held for sale. Long-term debt will be repaid by Eversource upon closing and is therefore excluded from liabilities held for sale. Assets and liabilities classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. The water distribution business did not and will not meet the criteria to be presented as a discontinued operation.

The major classes of Aquarion’s assets and liabilities presented in current and long-term Assets Held for Sale and Liabilities Held for Sale on the Eversource balance sheets, which are included in the Water Distribution reportable segment, were as follows:

(Millions of Dollars)	As of June 30, 2025	As of December 31, 2024
Restricted Cash	$5.9	$5.8
Receivables, Net	19.3	14.4
Unbilled Revenues	11.2	11.5
Prepayments and Other Current Assets	20.4	24.6
Total Current Assets Held for Sale	$56.8	$56.3
Property, Plant and Equipment, Net	$1,934.8	$1,885.2
Regulatory Assets	47.9	51.2
Goodwill	662.4	662.5
Other Long-Term Assets	16.5	12.2
Total Long-Term Assets Held for Sale	$2,661.6	$2,611.1

Accounts Payable	$27.6	$24.2
Other Current Liabilities	31.3	28.4
Total Current Liabilities Held for Sale	$58.9	$52.6
Regulatory Liabilities	$128.4	$132.2
Other Long-Term Liabilities	270.7	266.7
Total Long-Term Liabilities Held for Sale	$399.1	$398.9
For the three months ended June 30, 2025 and 2024, pre-tax income associated with the held for sale water distribution business was $13.0 million and $6.7 million, respectively. For the six months ended June 30, 2025 and 2024, pre-tax income associated with the held for sale water distribution business was $15.5 million and $14.4 million, respectively.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as the Eversource 2024 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our second quarter and first half of 2025 and 2024 earnings discussion includes a financial measure, EPS by business, that is not recognized under GAAP (non-GAAP), and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. Full year 2024 earnings discussion includes a non-GAAP financial measure referencing earnings and EPS excluding a loss on the sales of the offshore wind equity method investments and a loss on the pending sale of the Aquarion water distribution business.

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "pending," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,
•    the ability to qualify for investment tax credits and investment tax credit adders,
•    variability in the costs and final investment returns of the Revolution Wind offshore wind project as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for the project,
•    disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•    changes in economic conditions, including impact on interest rates, tax policies, tariffs, and customer demand and payment ability,
•    ability or inability to commence and complete our major strategic development projects and opportunities,
•    acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•    actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•    substandard performance of third-party suppliers and service providers,
•    fluctuations in weather patterns, including extreme weather due to climate change,
•    changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•    contamination of, or disruption in, our water supplies,
•    changes in levels or timing of capital expenditures,
•    changes in laws, regulations, Presidential executive orders or regulatory policy, including compliance with environmental laws and regulations,
•    changes in accounting standards and financial reporting regulations,
•    actions of rating agencies, and
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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $352.7 million, or $0.96 per share, in the second quarter of 2025, compared with $335.3 million, or $0.95 per share, in the second quarter of 2024. We earned $903.5 million, or $2.45 per share, in the first half of 2025, compared with $857.2 million, or $2.43 per share, in the first half of 2024.

•We reaffirmed our projection to earn within a 2025 earnings guidance range of between $4.67 per share and $4.82 per share. We also reaffirmed our projection that our long-term EPS growth rate through 2029 will be in a 5 to 7 percent range, using 2024 non-GAAP EPS of $4.57 per share as the base year.

Liquidity:

•Cash flows provided by operating activities totaled $2.10 billion in the first half of 2025, compared with $962.0 million in the first half of 2024. Investments in property, plant and equipment totaled $2.05 billion in the first half of 2025, compared with $2.22 billion in the first half of 2024.

•Cash and Cash Equivalents totaled $343.7 million as of June 30, 2025, compared with $26.7 million as of December 31, 2024. Our available borrowing capacity under our commercial paper programs totaled $1.27 billion as of June 30, 2025.

•In the first half of 2025, we issued $1.73 billion of new long-term debt and we repaid $375 million of long-term debt.

•On May 1, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on June 30, 2025 to shareholders of record as of May 15, 2025.

•On May 30, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $1.2 billion of our common shares from time to time through an ATM equity offering program. In the second quarter of 2025, we issued 3,378,765 common shares, which resulted in proceeds of $218.0 million, net of issuance costs.

Regulatory Developments:

•On July 25, 2025, the NHPUC issued its decision in the PSNH distribution rate case and approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase that went into effect in August 2024. The order established an authorized regulatory ROE of 9.5 percent with a 50 percent common equity ratio in PSNH’s capital structure. The NHPUC approved an alternative regulatory framework that authorizes annual revenue adjustments on August 1st of 2026, 2027 and 2028, with a requirement for PSNH to file for its next base distribution rate increase for effect in June 2029. The framework includes a revenue-cap formula adjusted for annual inflation and a productivity factor adjustment to provide PSNH with increased revenue for capital and overhead, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Regulated Companies	$419.2	$1.14	$373.8	$1.06	$1,029.1	$2.79	$914.6	$2.59
Eversource Parent and Other Companies	(66.5)	(0.18)	(38.5)	(0.11)	(125.6)	(0.34)	(57.4)	(0.16)
Net Income Attributable to Common Shareholders	$352.7	$0.96	$335.3	$0.95	$903.5	$2.45	$857.2	$2.43

The impact of higher shares outstanding resulted in $0.04 earnings per share dilution in the second quarter of 2025 and $0.11 earnings per share dilution in the first half of 2025, as compared to the second quarter of 2024 and the first half of 2024, respectively.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$161.5	$0.44	$149.7	$0.42	$350.0	$0.95	$317.9	$0.90
Electric Transmission	208.0	0.56	189.0	0.54	407.5	1.11	365.7	1.04
Natural Gas Distribution	35.3	0.10	27.1	0.08	253.7	0.68	217.6	0.61
Water Distribution	14.4	0.04	8.0	0.02	17.9	0.05	13.4	0.04
Net Income - Regulated Companies	$419.2	$1.14	$373.8	$1.06	$1,029.1	$2.79	$914.6	$2.59

Our electric distribution segment earnings increased $11.8 million and $32.1 million in the second quarter and the first half of 2025, respectively, as compared to the second quarter and first half of 2024, due primarily to higher revenues from base distribution rate increases at PSNH effective August 1, 2024 and at NSTAR Electric effective January 1, 2025 and from CL&P's capital tracking mechanism due to increased electric system improvements. Those earnings increases were partially offset by higher property tax expense, higher interest expense, higher depreciation expense, lower net interest income on regulatory deferrals, and higher operations and maintenance expense.

Our electric transmission segment earnings increased $19.0 million and $41.8 million in the second quarter and the first half of 2025, respectively, as compared to the second quarter and the first half of 2024, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and lower interest expense.

Our natural gas distribution segment earnings increased $8.2 million and $36.1 million in the second quarter and the first half of 2025, respectively, as compared to the second quarter and the first half of 2024, due primarily to higher revenues from base distribution rate increases effective November 1, 2024 at EGMA and at NSTAR Gas and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher operations and maintenance expense, higher interest expense, higher depreciation expense, and higher property tax expense.

Our water distribution segment earnings increased $6.4 million and $4.5 million in the second quarter and the first half of 2025, respectively, as compared to the second quarter and the first half of 2024, due primarily to higher revenues from the revenue adjustment mechanism in Connecticut and lower interest expense. Higher earnings in the first half of 2025 compared to the first half of 2024 were partially offset by the absence in 2025 of a benefit recorded in the first half of 2024 to recognize the impacts of the Aquarion Water Company of Connecticut’s rate case decision from PURA.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses increased by $28.0 million and $68.2 million in the second quarter and the first half of 2025, respectively, as compared to the second quarter and the first half of 2024, due primarily to higher interest expense due to the absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024 and higher interest costs from short-term debt.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund corporate obligations. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment including a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Eversource is currently in the process of selling its Aquarion water distribution business. For information regarding the pending sale and expected use of proceeds, see “Business Development and Capital Expenditures - Pending Sale of Aquarion” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and cash equivalents totaled $343.7 million as of June 30, 2025, compared with $26.7 million as of December 31, 2024.

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

NSTAR Electric has a $650.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650.0 million revolving credit facility, which terminates on October 11, 2029, that serves to backstop NSTAR Electric's $650.0 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$950.5	$1,538.0	$1,049.5	$462.0	4.78%	4.76%
NSTAR Electric Commercial Paper Program	430.0	504.8	220.0	145.2	4.57%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either September 2025, October 2025 or May 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Yankee Gas long-term debt issuances in July 2025, $110.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2025.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $35.3 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026. On May 27, 2025, NHPUC approved PSNH’s request for authorization to issue up to $300.0 million in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repay Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repay Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital

As a result of the Yankee Gas long-term debt issuances in July 2025, $75.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2025.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $6.9 million of interest payments in the first half of 2025, and paid $21.6 million of RRB principal payments and $7.6 million of interest payments in the first half of 2024.

Common Share Issuances and Equity Distribution Agreement: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In the second quarter of 2025, we issued 3,378,765 common shares, which resulted in proceeds of $218.0 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $2.10 billion in the first half of 2025, compared with $962.0 million in the first half of 2024. Operating cash flows were favorably impacted by an improvement in regulatory recoveries driven primarily by the timing of collections for CL&P’s non-bypassable FMCC, CL&P’s SBC, and other regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rate increased as a result of the 2024 RAM decision and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections resulted in an improvement to operating cash flows of $501.1 million for the six month period. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Operating cash flows were also favorably impacted by a decrease of $200.4 million in cash payments to vendors for storm costs and the timing of cash collections on our accounts receivable. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, an increase in cost of removal expenditures, a decrease of $19.0 million in income tax refunds received in 2025 compared to 2024, and the timing of other working capital items.

On May 1, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, payable on June 30, 2025 to shareholders of record as of May 15, 2025. In the first half of 2025, we paid cash dividends of $540.9 million and issued non-cash dividends of $11.8 million in the form of treasury shares, totaling dividends of $552.7 million. In the first half of 2024, we paid cash dividends of $490.9 million and issued non-cash dividends of $12.0 million in the form of treasury shares, totaling dividends of $502.9 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2025, CL&P, NSTAR Electric and PSNH paid $330.0 million, $436.0 million and $175.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first half of 2025, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.05 billion, $438.2 million, $775.2 million, and $275.5 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

In June 2025, Eversource made a construction cost post-close purchase price adjustment payment related to the South Fork Wind project of $69 million, which is reflected in investing activities on the statement of cash flows.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2024 Form 10-K.

Credit Ratings: On June 24, 2025, Moody’s revised CL&P’s corporate credit rating from A3 to Baa1, its senior secured debt credit rating from A1 to A2 and outlook from negative to stable, citing the Connecticut regulatory environment as the reason for the downgrade.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $2.15 billion in the first half of 2025, compared to $2.26 billion in the first half of 2024.  These amounts included $104.4 million and $152.7 million in the first half of 2025 and 2024, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $195.3 million in the first half of 2025, as compared to the first half of 2024.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024
CL&P	$159.3	$259.2
NSTAR Electric	200.1	235.1
PSNH	139.3	199.7
Total Electric Transmission	$498.7	$694.0

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Additional required environmental permits are expected to be approved by the end of 2025, as well as a license from the MA DEP expected to be approved by the end of the second quarter of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of June 30, 2025, $137.4 million has been spent on the project, with $104.5 million for transmission and $32.9 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2025
Basic Business	$161.0	$266.5	$77.7	$505.2	$100.8	$9.6	$615.6
Aging Infrastructure	61.7	221.9	48.7	332.3	317.7	63.3	713.3
Load Growth and Other	51.2	115.0	32.5	198.7	21.0	0.4	220.1
Total Distribution	$273.9	$603.4	$158.9	$1,036.2	$439.5	$73.3	$1,549.0
2024
Basic Business	$129.4	$229.6	$51.5	$410.5	$115.8	$10.8	$537.1
Aging Infrastructure	101.5	145.9	22.5	269.9	324.3	67.0	661.2
Load Growth and Other	59.4	107.3	24.4	191.1	22.6	0.4	214.1
Total Distribution	$290.3	$482.8	$98.4	$871.5	$462.7	$78.2	$1,412.4

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

Pending Sale of Aquarion: On January 27, 2025, Eversource entered into a definitive agreement to sell the Aquarion water distribution business. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which includes approximately $1.6 billion for the equity and $800 million of net debt that will be extinguished at closing. The sale is subject to approval by PURA, DPU and the NHPUC, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. The sale is expected to close in late 2025. Eversource plans to use the net proceeds from the pending sale to pay down Eversource parent debt.

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of June 30, 2025 and December 31, 2024. For further information, see Note 17, “Assets Held for Sale.”

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both June 30, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both June 30, 2025 and December 31, 2024.

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

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On July 11, 2025, the Court issued an order on the briefing schedule with initial briefs due August 14, 2025 and final briefs due January 26, 2026.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of actual 2024 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $6 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

Transmission Rates and Other Transmission Rates-Related Proceedings: CL&P, NSTAR Electric and PSNH transmission rates are calculated in accordance with a FERC-approved formula ratemaking framework, and each utility is required to file an annual update on or before July 31st with resulting rates effective January 1st the following year. The formula rate framework provides for an annual reconciliation of the prior calendar year actual costs incurred related to our transmission facilities, including an allowed ROE, plus forecasted information through the next rate period. The annual update process includes formula rate protocols that provide disclosure of cost inputs, an opportunity for informal discovery procedures and a challenge process, which provides transparency to stakeholders.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2025, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA is conducting the proceeding in two phases. On January 25, 2023, PURA staff issued a proposal that outlined a suggested portfolio of PBR elements for further exploration and potential implementation in the second phase of the proceeding. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics and integrated distribution system planning.

On November 16, 2023, PURA issued a straw proposal in the first reopener that focused on revenue adjustment mechanisms. The proposal outlined potential additions and reforms to the current revenue adjustment mechanisms, such as multi-year rate plans, earnings sharing mechanisms and the revenue decoupling mechanism. On March 14, 2024, PURA issued a straw proposal in the second reopener docket that concentrated on performance mechanisms in a PBR framework. The proposal suggested the development of performance incentive mechanisms, reported metrics and scorecards. On February 27, 2025, PURA issued revised straw proposals for both the first and second reopener dockets, resulting in some edits to the previous proposals based on participant feedback. On April 4, 2025, PURA issued a straw proposal in the third reopener docket that focused on the establishment of integrated distribution system planning under a PBR framework.

On July 14, 2025, PURA issued proposed final decisions in the first two reopener dockets. The proposed final decision in the first reopener docket adopted a PBR framework inclusive of a multi-year rate plan with an attrition relief mechanism that uses a revenue-cap formula approach to adjust revenues based on a variety of factors including inflation, a productivity factor, a customer dividend percentage, an exogenous cost factor and a capital funding mechanism, as well as an earnings sharing mechanism and a revenue decoupling mechanism for implementation in CL&P’s next distribution rate case. The multi-year rate plan has a stay out period of four years, but certain situations, such as deteriorating financial condition, exceeding authorized return, falling interest rates, or excess storm costs, could trigger the initiation of a new rate amendment proceeding during the multi-year rate plan. The proposed final decision in the second reopener docket established reporting parameters, including the commencement of scorecards and reported metrics and the development of company specific performance incentive mechanisms. By November 1, 2025, CL&P will submit an Interim Performance Mechanism Filing with PURA detailing the results of the reported metrics and scorecards in the PBR Performance Metrics Portfolio for calendar years 2020 through 2024. Results of scorecards and reported metrics are proposed to be reported annually thereafter to PURA, beginning March 1, 2026. Company specific performance incentive mechanisms will be implemented in CL&P’s next rate case proceeding.

Final decisions on the three reopener dockets are expected in 2025. We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Storm Filings: On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. On July 10, 2025, CL&P filed a second supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for ten additional catastrophic storms for the period February 1, 2023 through December 31, 2023 totaling approximately $171 million. Although we cannot predict the ultimate outcome of this matter, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery. On July 25, 2025, CL&P filed a third supplement in this application to include carrying charges calculated at the weighted average cost of capital on the deferred storm costs totaling $246 million, which reflects CL&P’s actual financing costs on the unpaid storm costs from the date the deferred storm costs first began to accrue through May 2025. These carrying charges have not been deferred on the balance sheet. PURA’s procedural schedule includes briefs due in the first quarter of 2026.

Yankee Gas Distribution Rate Case: On November 12, 2024, Yankee Gas filed an application with PURA to amend its existing distribution rates for effect on November 1, 2025. Yankee Gas’s rate application requested approval of a distribution rate increase of $209 million, which included a base distribution rate increase of $274 million, partially offset by a reduction of $65 million in the combined Gas System Improvements and System Expansion Reconciliation rates. Yankee Gas subsequently updated its proposed cost of service through a series of supplemental filings to incorporate updates resulting in an amended requested distribution rate increase of $193 million. In addition, Yankee Gas requested approval to implement a rate credit of $37.4 million to offset the PGA rate for non-firm margin credits over one year beginning November 1, 2025. As part of the rate case, Yankee Gas proposed to implement a multi-year performance-based rate making plan with a four-year initial term from November 1, 2025 to October 31, 2029 that would adjust rates annually and includes performance metrics. A final decision by PURA is expected in October 2025.

Aquarion Water Company of Connecticut Distribution Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a decrease to total authorized revenues of $4.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal which dismissed nine, remanded back to PURA two, and partially remanded one of AWC-CT’s twelve claims of error in its appeal. On March 28, 2024, AWC-CT filed an appeal of the Connecticut Superior Court decision to the Connecticut Appellate Court, and that appeal was subsequently transferred to the Connecticut Supreme Court. On July 9, 2025, the Connecticut Supreme Court issued a decision that overturned PURA’s disallowance of $1.5 million in water conservation program expenses, but affirmed the remaining portions of PURA’s decision that were challenged on appeal. There is no statutory timeline for PURA to address this decision. The decision did not have a financial impact on Eversource’s financial statements. The Connecticut Supreme Court decision also validated AWC-CT’s argument that the correct legal standard PURA must use in determining whether costs can be recovered through customer rates is the longstanding prudence standard, which evaluates the prudence of management decision-making as of the time the utility made the decision to incur costs; PURA cannot use improper hindsight analysis to evaluate prudence.

Massachusetts:

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On June 16, 2025, NSTAR Gas submitted its annual PBR Adjustment filing reflecting a $163.1 million increase to base distribution rates for effect on November 1, 2025. The base distribution rate increase is comprised of a $10.8 million inflation-based adjustment and, in accordance with the DPU’s final decision in the 2020 NSTAR Gas rate case, a $152.3 million rate-base reset to incorporate capital additions for the period 2021 through 2024, which includes the transfer of GSEP investments totaling $107.3 million into base rates, as well as other non-GSEP plant additions totaling $45.0 million. As part of this filing, NSTAR Gas proposed to pause recovery of the Gas System Enhancement Adjustment Factor (GSEAF) and reduce the current GSEAF to zero on November 1, 2025 in order to align this decrease with the base rate increase, and to mitigate November 1, 2025 bill impacts to customers. NSTAR Gas would begin to recover the remaining 2025 GSEP revenue requirement, estimated at $72 million, on May 1, 2026 over 18 months with applicable carrying charges estimated at $2.5 million. DPU approval is expected by October 31, 2025.

NSTAR Electric’s Electric Sector Modernization Plan (ESMP) Filing: On August 29, 2024, the DPU approved the overall ESMP as a strategic plan for a five-year period commencing July 1, 2025 through June 30, 2030. The initial five-year plan proposed incremental distribution capital investments of $608 million and incremental distribution expense of $211 million. On November 21, 2024, the DPU opened a second phase of the proceeding (Phase II) to consider a short-term ESMP-focused cost recovery mechanism and metrics. The DPU limited the review of investment in this docket and excluded NSTAR Electric’s ESMP capital proposals regarding the EV Phase II extension and the new capital investment projects, and expense for the funding of low and moderate income solar. These investments will be reviewed in separate proceedings. This reduced the amount of company-proposed incremental capital investment to $295 million and the incremental expense to $44 million related to resiliency and grid modernization for a total spending cap of $339 million. NSTAR Electric filed its proposed tariff and testimony on December 18, 2024.

On June 13, 2025, the DPU issued an order in the Phase II proceeding on the interim cost recovery mechanism for the ESMP, which approved the interim cost recovery mechanism with certain modifications. In the order, the DPU emphasized its attempt to balance affordability and the goals of advancing Massachusetts’ clean energy goals through proactive investments to support electrification and distributed generation. NSTAR Electric received approval for its proposed grid modernization and resiliency investments and incremental expense for a total spending cap of $139 million, reflecting an ordered reduction in capital spending on undergrounding for resiliency. In compliance with the Phase II order, a revised tariff was filed June 23, 2025, and the revised ESMP spending cap for the first term of July 1, 2025 through June 30, 2030, which included company-proposed incremental capital investment of $95 million and incremental expense of $44 million, was filed June 30, 2025. The DPU intends to conduct another phase of this proceeding to establish a long-term cost recovery mechanism, which is expected to be through base distribution rates.

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

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase. Throughout the course of the proceeding, PSNH amended its requested rate increase to $103 million, primarily reflecting the removal of deferred storm costs which will be addressed in a separate proceeding. On July 25, 2025, the NHPUC issued its decision in the PSNH distribution rate case and approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase referenced above. The total distribution revenue requirement effective August 1, 2025 is $519 million. The order also established an authorized regulatory ROE of 9.5 percent with a 50 percent common equity ratio in PSNH’s capital structure. The order allowed for the effect of the permanent rate increase to be extended back to the temporary rate period, subject to conditions and limitations included in the decision. This recoupment will be collected through the Regulatory Reconciliation Adjustment (RRA) regulatory tracking mechanism over a one-year period. PSNH is currently working through the recoupment calculation, which will be filed by August 11, 2025 with the NHPUC.

This revenue requirement also contains an alternative regulation distribution revenue requirement adjustment. The NHPUC approved a first-of-its-kind in New Hampshire, alternative regulatory framework that authorizes annual revenue adjustments on August 1st of 2026, 2027 and 2028, with a requirement for PSNH to file for its next base distribution rate increase for effect in June 2029. The alternative regulatory framework includes a revenue-cap formula adjusted for annual inflation and a productivity factor adjustment to provide PSNH with increased revenue for capital and overhead necessary to run its business, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism. Consistent with PSNH’s proposal, lost base revenues for both net metering and energy efficiency are eliminated effective August 1, 2025.

As part of the decision, unrecovered storm costs of $247 million were removed from the rate proceeding for consideration in a separate proceeding. Approval of the ultimate amount of storm costs to be recovered is subject to a separate prudency review that was filed in March of 2024 and is being considered by the NHPUC in a separate dedicated docket, which is at this time complete and awaiting the issuance of an order. Approved storm costs in excess of the amount approved in base rates will be recovered through the RRA regulatory tracking mechanism. The NHPUC increased the level of storm costs recovered in base rates from $12 million to $19 million.

Legislative, Policy and Legal Matters

Federal: On July 4, 2025, An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14 (known as the One Big Beautiful Bill Act or OBBBA), a budget and reconciliation package, was signed into law. Among various items, the law includes changes to federal tax policy and modifications to clean energy tax incentives originally enacted under the Inflation Reduction Act of 2022. One of the key provisions notable for Eversource is the restoration of bonus depreciation for its affiliates other than rate-regulated utility companies. The deduction is for qualifying depreciable tangible property acquired and placed in service after January 19, 2025. The phase out of bonus depreciation under the Tax Cuts and Jobs Act of 2017 has been eliminated. The OBBBA maintains a federal corporate income tax rate of 21 percent.

The OBBBA also includes provisions that remove federal tax credits for renewable energy. The OBBBA phases out the clean electricity production credit and the clean electricity investment tax credit for wind and solar projects that begin construction after July 4, 2026 and are not placed in service before December 31, 2027. Projects that begin construction prior to July 4, 2026 will remain eligible for investment tax credit benefits under the Inflation Reduction Act of 2022.

The Company is currently evaluating the impacts of the OBBBA on our consolidated financial statements. The law will not have an impact on Eversource’s tax equity investment in the South Fork Wind project or the Revolution Wind project for which Eversource has remaining financial obligations. The ultimate impact of the law will depend on future guidance from the U.S. Department of the Treasury, the Internal Revenue Service, and state regulatory bodies.

Connecticut: On July 1, 2025, Connecticut enacted Public Act No. 25-173 (Senate Bill No. 4) (the Act), which aims to reduce electric rates for retail customers by up to $300 million over the next two years in the public benefits charges on electric bills for hardship protection measures and electric vehicle program costs through the issuance of state bonds that would fully fund these state-mandated program costs in lieu of collecting these amounts in electric rates. These changes are expected to be implemented prospectively, and rate changes could be implemented as early as September 1, 2025 in CL&P’s revenue adjustment mechanism.

The Act authorizes the securitization of storm-related expenses for the period January 1, 2018 through January 1, 2025, which covers the majority of deferred storm costs on the CL&P balance sheet, as well as advanced metering infrastructure (AMI) and legacy meter investments, allowing for the recovery of these costs from customers over a longer term to mitigate short-term rate impacts. The Act also seeks to reduce electric rates for retail customers by revising the statutory framework for renewable portfolio standards.

The Act also directs PURA’s procurement manager, after consultation with the electric distribution companies, the Consumer Counsel and the Commissioner of DEEP, to file with PURA by February 15, 2026 a proposed amendment to the plan to procure standard electric service that would authorize electric distribution companies to, among other things, make dynamic market purchases to attempt to reduce the average cost and minimize the price volatility of standard electric service.

Implementation of the Act’s provisions will require further regulatory proceedings and administrative action. We do not anticipate any significant impact to our operating revenues or earnings as a result of the Act’s enactment. However, we expect PURA to initiate proceedings related to securitization, renewable portfolio standard obligations, and other provisions in the Act, which may impact future rate design and recovery mechanisms.

PFAS Settlements: Aquarion opted into class-action settlements with the defendants 3M Company, E.I. DuPont de Nemours and Company, Tyco Fire Products LP, and BASF Corporation. These settlement agreements were entered to resolve claims of per- and polyfluoroalkyl substances (PFAS) contamination in the drinking water provided by public water systems. In July 2024 and April 2025, Aquarion and other qualifying class members submitted claims to receive settlement awards; these awards were allocated based on the overall number of claimants, PFAS concentrations and flow rates of water sources, and a variety of other factors. The final, total recovery from these settlements is unknown and will be based on the Claims Administrator’s review of the submitted claims and the subsequent allocation procedures. Aquarion anticipates receiving recovery from 3M Company over the next nine years and from E.I. DuPont de Nemours and Company over the next two years. The schedule for BASF Corporation and Tyco Fire Products LP are unknown at this time. In the second quarter of 2025, Aquarion received $3.2 million of proceeds. Proceeds from the settlements will be used to fund capital expenditures.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Operating Revenues	$2,838.1	$2,533.5	$304.6	$6,956.4	$5,866.1	$1,090.3
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	818.7	841.4	(22.7)	2,159.1	2,077.4	81.7
Operations and Maintenance	467.6	464.4	3.2	955.0	927.4	27.6
Depreciation	385.6	354.6	31.0	765.2	694.5	70.7
Amortization	109.1	(114.1)	223.2	564.6	(116.5)	681.1
Energy Efficiency Programs	135.3	145.3	(10.0)	392.8	358.8	34.0
Taxes Other Than Income Taxes	258.8	239.4	19.4	530.3	476.0	54.3
Total Operating Expenses	2,175.1	1,931.0	244.1	5,367.0	4,417.6	949.4
Operating Income	663.0	602.5	60.5	1,589.4	1,448.5	140.9
Interest Expense	293.2	271.3	21.9	594.0	522.1	71.9
Other Income, Net	95.4	115.3	(19.9)	187.7	206.3	(18.6)
Income Before Income Tax Expense	465.2	446.5	18.7	1,183.1	1,132.7	50.4
Income Tax Expense	110.6	109.3	1.3	275.8	271.7	4.1
Net Income	354.6	337.2	17.4	907.3	861.0	46.3
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$352.7	$335.3	$17.4	$903.5	$857.2	$46.3

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended June 30:	2025	2024		2025	2024		2025	2024
Traditional	1,816	1,836	(1.1)%	—	—	—%	364	376	(3.2)%
Decoupled	10,122	10,051	0.7%	26,161	24,814	5.4%	5,566	5,601	(0.6)%
Total Sales Volumes	11,938	11,887	0.4%	26,161	24,814	5.4%	5,930	5,977	(0.8)%

Six Months Ended June 30:
Traditional	3,846	3,784	1.6%	—	—	—%	684	719	(4.9)%
Decoupled	21,064	20,639	2.1%	94,448	86,349	9.4%	10,541	10,408	1.3%
Total Sales Volumes	24,910	24,423	2.0%	94,448	86,349	9.4%	11,225	11,127	0.9%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Electric Distribution	$200.1	$716.1
Natural Gas Distribution	67.3	302.6
Electric Transmission	34.6	74.6
Water Distribution	3.6	3.6
Other	10.6	6.1
Eliminations	(11.6)	(12.7)
Total Operating Revenues	$304.6	$1,090.3

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $26.8 million and $62.2 million for the three and six month periods, due primarily to a temporary base distribution rate increase at PSNH effective August 1, 2024 and a base distribution rate increase at NSTAR Electric effective January 1, 2025.
•Base natural gas distribution revenues increased $24.0 million and $79.7 million for the three and six month periods, due primarily to base distribution rate increases effective November 1, 2024 at EGMA and NSTAR Gas.

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

EGMA was allowed two rate base resets in a DPU-approved October 7, 2020 rate settlement agreement, with the first rate base reset on November 1, 2024. After adjusting for a cap required under the terms of the rate settlement agreement, the increase to base distribution rates was $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). On November 7, 2024, the DPU approved this filing.

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

The variance in tracked distribution revenues for the three and six month periods is due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(85.6)	$(173.2)	$28.7	$135.6
CL&P NBFMCC	126.4	344.1	—	—
CL&P SBC	64.3	153.6	—	—
Retail transmission	39.5	66.9	—	—
Other distribution tracking mechanisms	5.8	58.1	1.1	68.6
Wholesale Market Sales Revenue	23.2	205.6	13.9	18.0

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement within electric distribution for the three month period was driven by lower average prices and lower average supply-related sales volumes. The decrease in energy supply procurement within electric distribution for the six month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the six month period was driven by higher average prices and higher average supply-related sales volumes.

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

The increase in electric distribution wholesale market sales revenue for the three and six month periods was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $39.07 per MWh and $72.46 per MWh for the three and six months ended June 30, 2025, as compared to $28.30 per MWh and $32.90 per MWh for the same periods in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

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

Electric Transmission Revenues:  Electric transmission revenues increased $34.6 million and $74.6 million for the three and six month periods, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

(Millions of Dollars)	Three Months Ended	Six Months Ended
Energy supply procurement costs	$(84.0)	$(171.9)
Other electric distribution costs	(8.0)	55.7
Natural gas supply costs	30.4	136.8
Transmission costs	38.2	66.3
Eliminations	0.7	(5.2)
Total Purchased Power, Purchased Natural Gas and Transmission	$(22.7)	$81.7

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The decrease in other electric distribution costs for the three month period is due primarily to lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P and lower stranded costs resulting from higher Regional Greenhouse Gas Initiative (RGGI) proceeds received at PSNH, which are credited back to customers, partially offset by an increase at NSTAR Electric in both the long-term renewable energy contract cost deferral and in net metering costs.

The increase in other electric distribution costs for the six month period is due primarily to increases at NSTAR Electric in the long-term renewable energy contract cost deferral and in net metering costs. These increases were partially offset by lower stranded costs resulting from higher RGGI proceeds received at PSNH, which are credited back to customers, and lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average prices and an increase in the retail cost deferral, partially offset by lower average purchased volumes. Total natural gas costs increased for the six month period due primarily to higher average prices and higher average purchased volumes, partially offset by a decrease in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs for the three and six month periods was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. These increases were partially offset by a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Uncollectible Expense	$3.8	$6.1
Storm costs	4.6	(1.9)
Shared corporate costs (including IT system depreciation at Eversource Service)	1.6	4.9
General corporate costs (including vendor services in corporate areas, insurance, fees and assessments)	(3.7)	3.2
Operations-related expenses (including employee-related expenses, vendor services, vehicles and materials)	0.1	(6.8)
Vegetation Management	(3.0)	(2.2)
Total Base Electric Distribution (Non-Tracked Costs)	3.4	3.3
Tracked Electric Costs (Electric Distribution and Electric Transmission)	3.1	8.2
Total Electric Distribution and Electric Transmission	6.5	11.5
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense and employee-related expenses	12.6	20.3
Tracked Costs	(4.1)	5.1
Total Natural Gas Distribution	8.5	25.4
Water Distribution	(1.3)	(4.0)
Eversource Parent and Other Companies - other operations and maintenance	1.0	1.6
Eliminations	(11.5)	(6.9)
Total Operations and Maintenance	$3.2	$27.6

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

The variance in Amortization for the three and six month periods is due primarily to the deferral adjustments of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism and the SBC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased and wholesale market sales revenues were higher in 2025 as compared to 2024. These higher collections resulted in a corresponding increase to amortization expense of $158.5 million and $501.1 million for the CL&P non-bypassable FMCC deferral adjustment for the three and six month periods, respectively.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense decreased for the three month period due primarily to the deferral adjustment, partially offset by higher program spending. Energy Efficiency Programs expense increased for the six month period due primarily to higher program spending.

Taxes Other Than Income Taxes expense increased for the three and six month periods due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher mill rates at NSTAR Electric and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and six month periods due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Long-term debt	$13.1	$47.0
Absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024	30.6	54.7
Capitalized AFUDC related to debt funds	(3.2)	1.1
Amortization of debt discounts and premiums, net	1.4	2.6
Regulatory deferrals	(24.8)	(38.7)
Short-term notes payable	5.1	5.1
RRBs	(0.4)	(0.8)
Other	0.1	0.9
Total Interest Expense	$21.9	$71.9

Other Income, Net decreased for the three and six month periods due primarily to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$5.5	$10.3
Interest Income (primarily on regulatory deferrals)	(6.3)	(2.3)
Capitalized AFUDC related to equity funds	1.9	(1.0)
Equity in Earnings of Unconsolidated Affiliates	(18.4)	(20.2)
Investment (Loss)/Income	(3.1)	(4.3)
Other	0.5	(1.1)
Total Other Income, Net	$(19.9)	$(18.6)

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($3.9 million), higher state taxes ($4.3 million), and a decrease in amortization of EDIT ($0.3 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.2 million).

Income Tax Expense increased for the six month period due primarily to higher pre-tax earnings ($10.6 million), higher state taxes ($11.0 million), a decrease in amortization of EDIT ($1.0 million), and a higher share-based payment tax deficiency ($0.6 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($19.1 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)
Operating Revenues	$2,673.4	$2,085.9	$587.5	$1,883.2	$1,792.7	$90.5	$651.1	$613.4	$37.7
Operating Expenses:
Purchased Power and Transmission	874.5	1,046.4	(171.9)	534.7	482.7	52.0	119.3	124.9	(5.6)
Operations and Maintenance	390.9	384.2	6.7	342.5	337.3	5.2	138.0	138.4	(0.4)
Depreciation	214.4	198.9	15.5	217.4	197.2	20.2	81.7	75.5	6.2
Amortization of Regulatory Assets/(Liabilities), Net	418.0	(246.7)	664.7	67.7	69.6	(1.9)	47.7	50.0	(2.3)
Energy Efficiency Programs	91.7	67.1	24.6	107.7	149.0	(41.3)	22.7	20.9	1.8
Taxes Other Than Income Taxes	221.0	200.2	20.8	152.0	131.0	21.0	53.0	47.8	5.2
Total Operating Expenses	2,210.5	1,650.1	560.4	1,422.0	1,366.8	55.2	462.4	457.5	4.9
Operating Income	462.9	435.8	27.1	461.2	425.9	35.3	188.7	155.9	32.8
Interest Expense	97.6	116.6	(19.0)	114.6	104.1	10.5	41.1	39.4	1.7
Other Income, Net	30.1	39.4	(9.3)	94.0	95.5	(1.5)	24.5	14.8	9.7
Income Before Income Tax Expense	395.4	358.6	36.8	440.6	417.3	23.3	172.1	131.3	40.8
Income Tax Expense	100.5	88.6	11.9	104.5	99.7	4.8	41.9	31.5	10.4
Net Income	$294.9	$270.0	$24.9	$336.1	$317.6	$18.5	$130.2	$99.8	$30.4

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2025	2024	Percentage Increase
CL&P	9,881	9,732	1.5%
NSTAR Electric	11,183	10,907	2.5%
PSNH	3,846	3,784	1.6%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $587.5 million at CL&P, $90.5 million at NSTAR Electric, and $37.7 million at PSNH for the six month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat for the six month period.
•NSTAR Electric's distribution revenues increased $26.6 million for the six month period due primarily to a base distribution rate increase effective January 1, 2025.
•PSNH's distribution revenues increased $35.6 million for the six month period due primarily to a temporary base distribution rate increase effective August 1, 2024.

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

The variance in tracked distribution revenues for the six month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(109.0)	$(55.2)	$(9.0)
CL&P NBFMCC	344.1	—	—
CL&P SBC	153.6	—	—
Retail transmission	(36.7)	74.2	29.4
Other distribution tracking mechanisms	58.0	22.7	(22.6)
Wholesale Market Sales Revenue	176.1	30.8	(1.3)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement at CL&P for the six month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric and PSNH for the six month period was driven by lower average supply-related sales volumes and lower average prices.

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

The increase in electric distribution wholesale market sales revenue for the six month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $72.46 per MWh for the six months ended June 30, 2025, as compared to $32.90 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

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

Transmission Revenues: Transmission revenues increased $23.4 million at CL&P, $31.4 million at NSTAR Electric, and $19.8 million at PSNH for the six month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $22.0 million at CL&P, $40.5 million at NSTAR Electric, and $13.1 million at PSNH for the six month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(107.2)	$(55.3)	$(9.4)
Other electric distribution costs	(6.8)	74.0	(11.5)
Transmission costs	(35.9)	73.8	28.4
Eliminations	(22.0)	(40.5)	(13.1)
Total Purchased Power and Transmission	$(171.9)	$52.0	$(5.6)

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at CL&P is due to lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, at NSTAR Electric is due to an increase in the long-term renewable energy purchase contract cost deferral and higher net metering costs, and at PSNH is due to lower stranded costs resulting from higher Regional Greenhouse Gas Initiative (RGGI) proceeds received, which are credited back to customers at PSNH.

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
•The increase in transmission costs at NSTAR Electric and PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Uncollectible Expense	$3.7	$2.3	$0.1
Storm costs	2.1	(4.7)	0.7
Shared corporate costs (including IT system depreciation at Eversource Service)	1.2	2.9	0.8
Vegetation Management	(7.6)	(3.6)	9.0
General corporate costs (including vendor services in corporate areas, insurance, fees and assessments)	(7.2)	8.0	2.4
Operations-related expenses (including employee-related expenses, vendor services, vehicles and materials)	(1.2)	(1.8)	(3.8)
Total Base Electric Distribution (Non-Tracked Costs)	(9.0)	3.1	9.2
Total Tracked Costs	15.7	2.1	(9.6)
Total Operations and Maintenance	$6.7	$5.2	$(0.4)

Depreciation expense increased for the six month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets/(Liabilities), Net for the six month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism and the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rate increased and wholesale market sales revenues were higher in 2025 as compared to 2024. These higher collections resulted in a corresponding increase to amortization expense of $501.1 million for the non-bypassable FMCC deferral adjustment for the six month period.

•The variance at NSTAR Electric was due primarily to the deferral adjustment of costs included in the solar facilities and advanced metering infrastructure regulatory mechanisms, partially offset by the deferral adjustment of energy-related and other tracked costs that are included in the grid modernization regulatory mechanism and higher amortization of storm costs recovered in rates.
•The variance at PSNH was due to the deferral adjustment of energy related and other tracked costs.

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
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances and higher mill rates.
•The increase at PSNH was due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$12.2	$26.4	$4.3
Capitalized AFUDC related to debt funds	(2.4)	(0.2)	1.9
Amortization of debt discounts and premiums, net	0.6	0.7	—
Regulatory deferrals	(20.3)	(13.3)	(2.6)
Short-term notes payable	(9.3)	(3.2)	(1.0)
RRBs	—	—	(0.8)
Other	0.2	0.1	(0.1)
Total Interest Expense	$(19.0)	$10.5	$1.7

Other Income, Net - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$3.9	$4.6	$1.4
Interest Income (primarily on regulatory deferrals)	(7.0)	(0.6)	3.6
Capitalized AFUDC related to equity funds	(6.4)	(2.6)	4.8
Investment Income/(Loss)	0.1	(2.9)	(0.1)
Other	0.1	—	—
Total Other Income, Net	$(9.3)	$(1.5)	$9.7

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($7.7 million), a decrease in amortization of EDIT ($1.0 million), higher share-based payment tax deficiency ($0.2 million), higher state taxes ($2.8 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($4.9 million), higher state taxes ($1.1 million) and higher share-based payment tax deficiency ($0.4 million), partially offset by a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($8.6 million), higher state taxes ($2.2 million) and higher share-based payment tax deficiency ($0.1 million), partially offset by an increase in amortization of EDIT ($0.3 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $24.9 million for the six month period due primarily to an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, higher revenues from its capital tracking mechanism due to increased electric system improvements, and lower operations and maintenance expense. The earnings increase was partially offset by higher depreciation expense, lower net interest income on regulatory deferrals, and higher property tax expense.

NSTAR Electric's earnings increased $18.5 million for the six month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, and higher earnings from its AMI tracking mechanism. The earnings increase was partially offset by higher property tax expense, higher interest expense on long-term debt, and higher operations and maintenance expense.

PSNH's earnings increased $30.4 million for the six month period due primarily to higher revenues as a result of the base distribution rate increase effective August 1, 2024 and an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense. The earnings increase was partially offset by higher operations and maintenance expense, higher interest expense on long-term debt, and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $753.6 million for the six months ended June 30, 2025, as compared to $109.8 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and the SBC regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rate increased as a result of the 2024 RAM decision and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections resulted in an improvement to operating cash flows of $501.1 million for the six month period. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. Operating cash flows were also favorably impacted by the timing of cash collections on our accounts receivable, a decrease of $47.1 million in cash payments to vendors for storm costs, and the timing of other working capital items. These favorable impacts were partially offset by a decrease of $223.4 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024 and the timing of cash payments made on our accounts payable.

NSTAR Electric had cash flows provided by operating activities of $393.6 million for the six months ended June 30, 2025, as compared to $341.4 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for energy supply costs, net metering costs and other regulatory tracking mechanisms, a decrease of $102.2 million in cash payments to vendors for storm costs, and the timing of cash payments made on our accounts payable. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by the timing of cash collections on our accounts receivable, an increase of $32.0 million in income tax payments made in 2025 compared to 2024, an increase in cost of removal expenditures, and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $191.9 million for the six months ended June 30, 2025, as compared to $76.5 million in the same period of 2024.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for retail and wholesale transmission costs and other regulatory tracking mechanisms, a decrease of $51.1 million in cash payments to vendors for storm costs, the timing of cash payments made on our accounts payable, a decrease in cost of removal expenditures, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by a decrease of $53.1 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024 and the timing of cash collections on our accounts receivable.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of June 30, 2025, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2025, our regulated companies held collateral (letters of credit or cash) of $19.0 million from counterparties related to our standard service contracts.  As of June 30, 2025, Eversource had $14.8 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2025 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2025	2	$55.05	—	—
May 1 - May 31, 2025	—	—	—	—
June 1 - June 30, 2025	2,918	63.99	—	—
Total	2,920	$63.98	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	10
Equity Distribution Agreement, dated as of May 30, 2025, by and among Eversource Energy, Barclays Capital Inc., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, and Wells Fargo Securities, LLC (Exhibit 1.1, Eversource Energy Current Report on Form 8-K filed May 30, 2025, File No. 001-05324)

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
Twenty-Eighth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of June 1, 2025 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 24, 2025, File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 4, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 4, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 4, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 4, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer