Form 10-Q
period 2025-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2025-11-06
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2025

Eversource Energy Common Shares, $5.00 par value	375,189,145	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2024 Form 10-K	The Eversource Energy and Subsidiaries 2024 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSEP	Gas System Enhancement Program
i

GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
PPAM	Pole Plant Adjustment Mechanism
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$259,340	$26,656
Receivables, Net (net of allowance for uncollectible accounts of $550,917 and $556,164 as of September 30, 2025 and December 31, 2024, respectively)	1,656,090	1,651,325
Unbilled Revenues	162,932	242,169
Materials, Supplies, Natural Gas and REC Inventory	528,111	594,568
Regulatory Assets	1,831,224	2,189,660
Current Assets Held for Sale	68,472	56,327
Prepayments and Other Current Assets	352,589	315,368
Total Current Assets	4,858,758	5,076,073
Property, Plant and Equipment, Net	43,044,113	40,986,578
Deferred Debits and Other Assets:
Regulatory Assets	4,838,923	4,880,974
Goodwill	3,571,333	3,571,333
Prepaid Pension and PBOP	1,434,847	1,336,633
Marketable Securities	321,043	320,272
Long-Term Assets Held for Sale	2,691,412	2,611,145
Other Long-Term Assets	942,146	811,521
Total Deferred Debits and Other Assets	13,799,704	13,531,878
Total Assets	$61,702,575	$59,594,529

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,517,500	$2,042,793
Long-Term Debt – Current Portion	1,140,007	1,003,150
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,483,634	1,736,880
Accrued Interest	308,690	341,558
Regulatory Liabilities	1,064,050	632,282
Current Liabilities Held for Sale	57,403	52,593
Offshore Wind Contingent Liability - Current Portion	507,658	15,000
Other Current Liabilities	676,136	853,491
Total Current Liabilities	6,798,288	6,720,957
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,546,906	5,411,206
Regulatory Liabilities	4,114,348	4,032,564
Asset Retirement Obligations	598,209	590,890
Long-Term Liabilities Held for Sale	405,611	398,859
Offshore Wind Contingent Liability - Long-Term Portion	—	350,000
Accrued SERP and PBOP	95,120	95,400
Other Long-Term Liabilities	824,988	773,999
Total Deferred Credits and Other Liabilities	11,585,182	11,652,918
Long-Term Debt	26,854,425	25,701,627
Rate Reduction Bonds	280,862	324,072
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,914,273	1,878,622
Capital Surplus, Paid In	9,916,324	9,428,905
Retained Earnings	4,366,085	3,929,141
Accumulated Other Comprehensive Loss	(23,075)	(26,472)
Treasury Stock	(145,357)	(170,809)
Common Shareholders' Equity	16,028,250	15,039,387
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$61,702,575	$59,594,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2025	2024	2025	2024

Operating Revenues	$3,220,625	$3,063,224	$10,177,048	$8,929,321

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,049,254	917,858	3,208,337	2,995,245
Operations and Maintenance	518,341	510,439	1,473,349	1,437,826
Depreciation	395,388	366,145	1,160,563	1,060,650
Amortization	108,246	243,957	672,798	127,495
Energy Efficiency Programs	173,104	148,054	565,945	506,821
Taxes Other Than Income Taxes	287,610	264,371	817,931	740,414
Total Operating Expenses	2,531,943	2,450,824	7,898,923	6,868,451
Operating Income	688,682	612,400	2,278,125	2,060,870
Interest Expense	318,065	300,576	912,107	822,640
Losses on Offshore Wind	284,000	464,019	284,000	464,019
Other Income, Net	85,830	112,555	273,536	318,870
Income/(Loss) Before Income Tax (Benefit)/Expense	172,447	(39,640)	1,355,554	1,093,081
Income Tax (Benefit)/Expense	(196,982)	76,537	78,849	348,309
Net Income/(Loss)	369,429	(116,177)	1,276,705	744,772
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income/(Loss) Attributable to Common Shareholders	$367,549	$(118,057)	$1,271,066	$739,133

Basic Earnings/(Loss) Per Common Share	$0.99	$(0.33)	$3.44	$2.09

Diluted Earnings/(Loss) Per Common Share	$0.99	$(0.33)	$3.44	$2.08

Weighted Average Common Shares Outstanding:
Basic	371,914,953	359,520,518	369,299,065	354,483,338
Diluted	372,262,732	359,817,657	369,619,180	354,744,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income/(Loss)	$369,429	$(116,177)	$1,276,705	$744,772
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	15	15
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	832	1,371	3,382	5,517
Other Comprehensive Income, Net of Tax	837	1,376	3,397	5,532
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income/(Loss) Attributable to Common Shareholders	$368,386	$(116,681)	$1,274,463	$744,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2025	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387
Net Income				552,668			552,668
Dividends on Common Shares - $0.7525 Per Share				(276,229)			(276,229)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(28,230)				(28,230)
Issuance of Treasury Shares	699,031		39,921			13,097	53,018
Other Comprehensive Income					2,523		2,523
Balance as of March 31, 2025	367,307,083	1,878,622	9,440,596	4,203,700	(23,949)	(157,712)	15,341,257
Net Income				354,608			354,608
Dividends on Common Shares - $0.7525 Per Share				(276,513)			(276,513)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	3,378,765	16,894	203,895				220,789
Capital Stock Expense			(2,768)				(2,768)
Long-Term Incentive Plan Activity			8,344				8,344
Issuance of Treasury Shares	352,763		15,307			6,610	21,917
Other Comprehensive Income					37		37
Balance as of June 30, 2025	371,038,611	1,895,516	9,665,374	4,279,915	(23,912)	(151,102)	15,665,791
Net Income				369,429			369,429
Dividends on Common Shares - $0.7525 Per Share				(281,379)			(281,379)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	3,751,369	18,757	231,403				250,160
Capital Stock Expense			(2,783)				(2,783)
Long-Term Incentive Plan Activity			7,642				7,642
Issuance of Treasury Shares	306,604		14,688			5,745	20,433
Other Comprehensive Income					837		837
Balance as of September 30, 2025	375,096,584	$1,914,273	$9,916,324	$4,366,085	$(23,075)	$(145,357)	$16,028,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2024	349,540,266	$1,799,920	$8,460,876	$4,142,515	$(33,737)	$(195,682)	$14,173,892
Net Income				523,728			523,728
Dividends on Common Shares - $0.715 Per Share				(250,770)			(250,770)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 Per Share	1,292,892	6,465	69,972				76,437
Capital Stock Expense			(1,042)				(1,042)
Long-Term Incentive Plan Activity			(22,405)				(22,405)
Issuance of Treasury Shares	546,256		30,190			10,235	40,425
Other Comprehensive Income					5,203		5,203
Balance as of March 31, 2024	351,379,414	1,806,385	8,537,591	4,413,593	(28,534)	(185,447)	14,543,588
Net Income				337,221			337,221
Dividends on Common Shares - $0.715 Per Share				(252,104)			(252,104)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	2,913,757	14,569	160,088				174,657
Capital Stock Expense			(1,863)				(1,863)
Long-Term Incentive Plan Activity			4,245				4,245
Issuance of Treasury Shares	272,900		10,783			5,113	15,896
Other Comprehensive Loss					(1,047)		(1,047)
Balance as of June 30, 2024	354,566,071	1,820,954	8,710,844	4,496,830	(29,581)	(180,334)	14,818,713
Net Loss				(116,177)			(116,177)
Dividends on Common Shares - $0.715 Per Share				(260,119)			(260,119)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	9,086,269	45,431	542,687				588,118
Capital Stock Expense			(6,129)				(6,129)
Long-Term Incentive Plan Activity			4,456				4,456
Issuance of Treasury Shares	239,633		11,576			4,490	16,066
Other Comprehensive Income					1,376		1,376
Balance as of September 30, 2024	363,891,973	$1,866,385	$9,263,434	$4,118,654	$(28,205)	$(175,844)	$15,044,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$1,276,705	$744,772
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,160,563	1,060,650
Deferred Income Taxes	15,618	343,004
Uncollectible Expense	59,614	55,438
Pension, SERP and PBOP Income, Net	(60,000)	(54,663)
Pension Contributions	(2,500)	(5,000)
Regulatory Over/(Under) Recoveries, Net	214,614	(476,419)
Amortization	672,798	127,495
Cost of Removal Expenditures	(201,665)	(202,167)
Losses on Offshore Wind	284,000	464,019
Other	90,609	(77,264)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	25,536	(177,806)
Taxes Receivable/Accrued, Net	92,980	89,730
Accounts Payable	(203,268)	(231,898)
Other Current Assets and Liabilities, Net	(228,089)	(142,285)
Net Cash Flows Provided by Operating Activities	3,197,515	1,517,606

Investing Activities:
Investments in Property, Plant and Equipment	(3,175,358)	(3,291,850)
Proceeds from Sales of Marketable Securities	256,250	146,369
Purchases of Marketable Securities	(242,530)	(133,544)
Payments for Offshore Wind Contingent Liability	(141,342)	—
Investments in Unconsolidated Affiliates	(588)	(929,651)
Proceeds from Sales of Offshore Wind Investments	—	862,713
Other Investing Activities	10,785	22,506
Net Cash Flows Used in Investing Activities	(3,292,783)	(3,323,457)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	465,398	830,178
Cash Dividends on Common Shares	(816,429)	(745,221)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(525,293)	(1,278,252)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	2,040,282	4,400,000
Retirement of Long-Term Debt	(750,225)	(1,260,148)
Other Financing Activities	(30,196)	(55,474)
Net Cash Flows Provided by Financing Activities	334,688	1,842,234
Net Increase in Cash, Cash Equivalents and Restricted Cash	239,420	36,383
Cash and Restricted Cash - Beginning of Period	127,308	166,418
Cash, Cash Equivalents and Restricted Cash - End of Period	$366,728	$202,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash and Cash Equivalents	$152,384	$1,093
Receivables, Net (net of allowance for uncollectible accounts of $257,692 and $279,108 as of September 30, 2025 and December 31, 2024, respectively)	646,063	663,171
Accounts Receivable from Affiliated Companies	71,455	68,723
Unbilled Revenues	52,179	59,759
Materials and Supplies	194,900	217,316
Regulatory Assets	268,821	638,529
Prepaid Property Taxes	96,577	25,733
Prepayments and Other Current Assets	17,337	25,955
Total Current Assets	1,499,716	1,700,279
Property, Plant and Equipment, Net	13,423,071	13,002,193
Deferred Debits and Other Assets:
Regulatory Assets	1,678,692	1,687,029
Prepaid Pension and PBOP	201,020	182,483
Other Long-Term Assets	264,552	267,861
Total Deferred Debits and Other Assets	2,144,264	2,137,373
Total Assets	$17,067,051	$16,839,845

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$280,000
Long-Term Debt – Current Portion	400,000	2,944
Accounts Payable	456,280	548,100
Accounts Payable to Affiliated Companies	65,198	137,150
Regulatory Liabilities	391,283	124,122
Accrued Taxes	120,047	41,654
Derivative Liabilities	13,071	71,090
Other Current Liabilities	178,185	193,040
Total Current Liabilities	1,624,064	1,398,100
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,989,664	2,052,806
Regulatory Liabilities	1,440,547	1,395,883
Other Long-Term Liabilities	228,044	204,801
Total Deferred Credits and Other Liabilities	3,658,255	3,653,490
Long-Term Debt	5,109,328	5,108,173
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	2,814,448	2,819,107
Accumulated Other Comprehensive Income	139	158
Common Stockholder's Equity	6,559,204	6,563,882
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,067,051	$16,839,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$1,362,524	$1,345,253	$4,035,882	$3,431,167

Operating Expenses:
Purchased Power and Transmission	535,163	469,715	1,409,647	1,516,138
Operations and Maintenance	220,100	208,906	611,010	593,115
Depreciation	108,419	103,112	322,815	301,968
Amortization of Regulatory Assets/(Liabilities), Net	111,207	173,161	529,240	(73,583)
Energy Efficiency Programs	38,241	47,439	129,895	114,579
Taxes Other Than Income Taxes	122,510	115,807	343,536	316,000
Total Operating Expenses	1,135,640	1,118,140	3,346,143	2,768,217
Operating Income	226,884	227,113	689,739	662,950
Interest Expense	53,888	63,334	151,505	180,051
Other Income, Net	9,991	21,944	40,087	61,389
Income Before Income Tax Expense	182,987	185,723	578,321	544,288
Income Tax Expense	48,353	53,833	148,810	142,444
Net Income	$134,634	$131,890	$429,511	$401,844
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income	$134,634	$131,890	$429,511	$401,844
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(7)	(19)	(20)
Other Comprehensive Loss, Net of Tax	(6)	(7)	(19)	(20)
Comprehensive Income	$134,628	$131,883	$429,492	$401,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	60,352	3,684,265	2,726,953	152	6,471,722
Net Income				138,641		138,641
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(83,000)		(83,000)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2025	6,035,205	60,352	3,684,265	2,781,204	145	6,525,966
Net Income				134,634		134,634
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(100,000)		(100,000)
Other Comprehensive Loss					(6)	(6)
Balance as of September 30, 2025	6,035,205	$60,352	$3,684,265	$2,814,448	$139	$6,559,204

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	6,035,205	$60,352	$3,384,265	$2,645,868	$185	$6,090,670
Net Income				138,353		138,353
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(82,500)		(82,500)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2024	6,035,205	60,352	3,484,265	2,700,331	178	6,245,126
Net Income				131,601		131,601
Dividends on Preferred Stock				(1,390)		(1,390)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2024	6,035,205	60,352	3,584,265	2,830,542	172	6,475,331
Net Income				131,890		131,890
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(165,100)		(165,100)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(7)	(7)
Balance as of September 30, 2024	6,035,205	$60,352	$3,684,265	$2,795,942	$165	$6,540,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$429,511	$401,844
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	322,815	301,968
Deferred Income Taxes	(84,604)	149,682
Uncollectible Expense	16,105	11,432
Pension, SERP, and PBOP Income, Net	(10,551)	(9,199)
Regulatory Over/(Under) Recoveries, Net	78,426	(80,598)
Amortization of Regulatory Assets/(Liabilities), Net	529,240	(73,583)
Cost of Removal Expenditures	(44,989)	(46,118)
Other	33,904	(41,726)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	626	(134,987)
Taxes Receivable/Accrued, Net	77,239	167,119
Accounts Payable	(150,690)	(148,366)
Other Current Assets and Liabilities, Net	(69,230)	(107,303)
Net Cash Flows Provided by Operating Activities	1,127,802	390,165

Investing Activities:
Investments in Property, Plant and Equipment	(657,416)	(759,006)
Net Cash Flows Used in Investing Activities	(657,416)	(759,006)

Financing Activities:
Cash Dividends on Common Stock	(430,000)	(247,600)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	—	300,000
Issuance of Long-Term Debt	400,000	650,000
Decrease in Notes Payable to Eversource Parent	(280,000)	(322,000)
Other Financing Activities	(4,892)	(8,516)
Net Cash Flows (Used in)/Provided by Financing Activities	(319,061)	367,715
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	151,325	(1,126)
Cash and Restricted Cash - Beginning of Period	2,109	12,243
Cash, Cash Equivalents and Restricted Cash - End of Period	$153,434	$11,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$18,558	$911
Receivables, Net (net of allowance for uncollectible accounts of $117,780 and $114,910 as of September 30, 2025 and December 31, 2024, respectively)	665,964	614,563
Accounts Receivable from Affiliated Companies	211,456	82,921
Unbilled Revenues	48,283	59,079
Materials, Supplies and REC Inventory	189,111	220,621
Regulatory Assets	912,343	902,770
Prepayments and Other Current Assets	55,051	72,986
Total Current Assets	2,100,766	1,953,851
Property, Plant and Equipment, Net	14,910,449	14,037,828
Deferred Debits and Other Assets:
Regulatory Assets	1,117,130	1,204,337
Prepaid Pension and PBOP	766,906	724,661
Other Long-Term Assets	253,297	154,571
Total Deferred Debits and Other Assets	2,137,333	2,083,569
Total Assets	$19,148,548	$18,075,248

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$479,000	$504,782
Long-Term Debt – Current Portion	244,597	250,000
Accounts Payable	487,385	534,868
Accounts Payable to Affiliated Companies	163,623	153,672
Obligations to Third Party Suppliers	158,615	163,711
Regulatory Liabilities	543,194	436,312
Other Current Liabilities	157,570	202,197
Total Current Liabilities	2,233,984	2,245,542
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,050,260	2,005,439
Regulatory Liabilities	1,670,310	1,643,079
Other Long-Term Liabilities	398,444	377,462
Total Deferred Credits and Other Liabilities	4,119,014	4,025,980
Long-Term Debt	5,644,983	4,844,920
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	3,888,842	3,788,842
Retained Earnings	3,218,867	3,127,105
Accumulated Other Comprehensive Loss	(142)	(141)
Common Stockholder's Equity	7,107,567	6,915,806
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$19,148,548	$18,075,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$1,129,537	$1,077,523	$3,012,688	$2,870,206

Operating Expenses:
Purchased Power and Transmission	334,104	335,335	868,765	817,988
Operations and Maintenance	195,958	189,012	538,461	526,263
Depreciation	113,018	104,623	330,364	301,831
Amortization of Regulatory Assets, Net	29,714	51,187	97,433	120,814
Energy Efficiency Programs	97,735	73,255	205,431	222,218
Taxes Other Than Income Taxes	84,637	74,758	236,661	205,818
Total Operating Expenses	855,166	828,170	2,277,115	2,194,932
Operating Income	274,371	249,353	735,573	675,274
Interest Expense	69,087	60,783	183,714	164,896
Other Income, Net	47,074	47,489	141,082	143,024
Income Before Income Tax Expense	252,358	236,059	692,941	653,402
Income Tax Expense	59,230	51,510	163,709	151,273
Net Income	$193,128	$184,549	$529,232	$502,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Net Income	$193,128	$184,549	$529,232	$502,129
Other Comprehensive Income/(Loss), Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(4)	(23)	(16)	(67)
Qualified Cash Flow Hedging Instruments	5	5	15	15
Other Comprehensive Income/(Loss), Net of Tax	1	(18)	(1)	(52)
Comprehensive Income	$193,129	$184,531	$529,231	$502,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	—	3,888,842	2,857,790	(143)	6,746,489
Net Income				168,929		168,929
Dividends on Preferred Stock				(490)		(490)
Balance as of June 30, 2025	200	—	3,888,842	3,026,229	(143)	6,914,928
Net Income				193,128		193,128
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					1	1
Balance as of September 30, 2025	200	$—	$3,888,842	$3,218,867	$(142)	$7,107,567

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	200	$—	$3,013,842	$3,136,612	$44	$6,150,498
Net Income				159,977		159,977
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(96,700)		(96,700)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(16)	(16)
Balance as of March 31, 2024	200	—	3,313,842	3,199,399	28	6,513,269
Net Income				157,603		157,603
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(297,200)		(297,200)
Other Comprehensive Loss					(18)	(18)
Balance as of June 30, 2024	200	—	3,313,842	3,059,312	10	6,373,164
Net Income				184,549		184,549
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(250,000)		(250,000)
Capital Contributions from Eversource Parent			75,000			75,000
Other Comprehensive Loss					(18)	(18)
Balance as of September 30, 2024	200	$—	$3,388,842	$2,993,371	$(8)	$6,382,205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$529,232	$502,129
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	330,364	301,831
Deferred Income Taxes	12,724	55,795
Uncollectible Expense	22,176	27,746
Pension, SERP and PBOP Income, Net	(29,734)	(27,053)
Regulatory Over/(Under) Recoveries, Net	115,301	(155,869)
Amortization of Regulatory Assets, Net	97,433	120,814
Cost of Removal Expenditures	(53,517)	(39,590)
Other	(13,957)	(25,224)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(160,917)	(152,656)
Taxes Receivable/Accrued, Net	44,410	33,883
Accounts Payable	(44,814)	(83,599)
Other Current Assets and Liabilities, Net	(27,387)	14,030
Net Cash Flows Provided by Operating Activities	821,314	572,237

Investing Activities:
Investments in Property, Plant and Equipment	(1,210,112)	(1,074,260)
Net Cash Flows Used in Investing Activities	(1,210,112)	(1,074,260)

Financing Activities:
Cash Dividends on Common Stock	(436,000)	(643,900)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	800,000	600,000
Capital Contributions from Eversource Parent	100,000	375,000
(Decrease)/Increase in Notes Payable	(25,782)	171,653
Other Financing Activities	(9,106)	(6,077)
Net Cash Flows Provided by Financing Activities	427,642	495,206
Net Increase/(Decrease) in Cash and Restricted Cash	38,844	(6,817)
Cash and Restricted Cash - Beginning of Period	9,023	22,785
Cash and Restricted Cash - End of Period	$47,867	$15,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$1,810	$1,431
Receivables, Net (net of allowance for uncollectible accounts of $15,507 and $14,090 as of September 30, 2025 and December 31, 2024, respectively)	205,156	163,063
Accounts Receivable from Affiliated Companies	30,032	27,285
Unbilled Revenues	44,087	57,226
Materials, Supplies and REC Inventory	61,432	75,778
Regulatory Assets	118,896	173,267
Special Deposits	19,660	32,668
Prepayments and Other Current Assets	1,309	15,916
Total Current Assets	482,382	546,634
Property, Plant and Equipment, Net	5,401,185	5,089,943
Deferred Debits and Other Assets:
Regulatory Assets	865,073	892,411
Prepaid Pension and PBOP	103,081	91,005
Other Long-Term Assets	20,452	21,948
Total Deferred Debits and Other Assets	988,606	1,005,364
Total Assets	$6,872,173	$6,641,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$8,100	$131,100
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	161,101	226,074
Accounts Payable to Affiliated Companies	47,478	45,141
Obligations to Third Party Suppliers	35,417	1,314
Accrued Interest	31,941	29,062
Regulatory Liabilities	103,599	121,058
Other Current Liabilities	53,074	61,642
Total Current Liabilities	483,920	658,601
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	803,344	781,559
Regulatory Liabilities	409,842	394,982
Other Long-Term Liabilities	45,149	43,859
Total Deferred Credits and Other Liabilities	1,258,335	1,220,400
Long-Term Debt	2,030,819	1,732,066
Rate Reduction Bonds	280,862	324,072
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,898,134
Retained Earnings	845,103	808,668
Common Stockholder's Equity	2,818,237	2,706,802
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$6,872,173	$6,641,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024	2025	2024

Operating Revenues	$351,219	$342,027	$1,002,332	$955,453

Operating Expenses:
Purchased Power and Transmission	67,796	44,828	187,072	169,761
Operations and Maintenance	73,755	68,981	211,760	207,336
Depreciation	44,049	38,865	125,820	114,401
Amortization of Regulatory (Liabilities)/Assets, Net	(2,178)	51,881	45,487	101,874
Energy Efficiency Programs	12,605	12,155	35,350	33,026
Taxes Other Than Income Taxes	27,835	24,041	80,832	71,821
Total Operating Expenses	223,862	240,751	686,321	698,219
Operating Income	127,357	101,276	316,011	257,234
Interest Expense	24,098	23,223	65,171	62,676
Other Income, Net	9,032	8,097	33,515	22,919
Income Before Income Tax Expense	112,291	86,150	284,355	217,477
Income Tax Expense	31,050	22,353	72,920	53,880
Net Income	$81,241	$63,797	$211,435	$163,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	—	1,973,134	874,947	2,848,081
Net Income				63,915	63,915
Dividends on Common Stock				(175,000)	(175,000)
Balance as of June 30, 2025	301	—	1,973,134	763,862	2,736,996
Net Income				81,241	81,241
Balance as of September 30, 2025	301	$—	$1,973,134	$845,103	$2,818,237

	For the Nine Months Ended September 30, 2024
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2024	301	$—	$1,698,134	$655,785	$2,353,919
Net Income				48,356	48,356
Capital Contributions from Eversource Parent			100,000		100,000
Balance as of March 31, 2024	301	—	1,798,134	704,141	2,502,275
Net Income				51,444	51,444
Dividends on Common Stock				(62,000)	(62,000)
Balance as of June 30, 2024	301	—	1,798,134	693,585	2,491,719
Net Income				63,797	63,797
Capital Contributions from Eversource Parent			100,000		100,000
Balance as of September 30, 2024	301	$—	$1,898,134	$757,382	$2,655,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2025	2024

Operating Activities:
Net Income	$211,435	$163,597
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	125,820	114,401
Deferred Income Taxes	15,250	72,924
Uncollectible Expense	3,871	3,420
Pension, SERP and PBOP Income, Net	(6,679)	(6,614)
Regulatory Under Recoveries, Net	(8,466)	(198,781)
Amortization of Regulatory Assets, Net	45,487	101,874
Cost of Removal Expenditures	(21,249)	(29,473)
Other	(8,776)	335
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(12,479)	(36,877)
Taxes Receivable/Accrued, Net	(1,638)	28,721
Accounts Payable	(15,306)	(21,273)
Other Current Assets and Liabilities, Net	31,001	12,912
Net Cash Flows Provided by Operating Activities	358,271	205,166

Investing Activities:
Investments in Property, Plant and Equipment	(402,789)	(461,427)
Net Cash Flows Used in Investing Activities	(402,789)	(461,427)

Financing Activities:
Cash Dividends on Common Stock	(175,000)	(62,000)
Capital Contributions from Eversource Parent	75,000	200,000
Issuance of Long-Term Debt	300,000	300,000
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Decrease in Notes Payable to Eversource Parent	(123,000)	(143,700)
Other Financing Activities	(1,867)	(3,140)
Net Cash Flows Provided by Financing Activities	31,923	247,950
Net Decrease in Cash and Restricted Cash	(12,595)	(8,311)
Cash and Restricted Cash - Beginning of Period	37,243	35,004
Cash and Restricted Cash - End of Period	$24,648	$26,693

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2025 and December 31, 2024, and the results of operations, comprehensive income, common shareholders' equity for the three and nine months ended September 30, 2025 and 2024, and the cash flows for the nine months ended September 30, 2025 and 2024. The results of operations, comprehensive income for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results expected for a full year.

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

In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software, to modernize and clarify the accounting for software costs. The ASU’s provisions change the criteria for capitalization of software development costs by eliminating consideration of “project development stages” and instead requiring consideration of the probability of software project completion for its intended use. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Entities are permitted to apply one of three transition approaches: prospective, modified transition that is based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospective. Eversource is currently reviewing the requirements of ASU 2025-06.

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

The allowance for uncollectible accounts is determined based upon a variety of judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of September 30, 2025 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of July 1, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0
Uncollectible Expense	—	18.1	18.1	—	6.0	6.0	—	8.2	8.2	1.5
Uncollectible Costs Deferred (1)	(0.1)	13.7	13.6	(3.2)	2.8	(0.4)	(1.0)	8.2	7.2	2.0
Write-Offs	(18.1)	(42.1)	(60.2)	(14.2)	(8.7)	(22.9)	(0.5)	(18.6)	(19.1)	(3.2)
Recoveries Collected	0.5	3.3	3.8	0.2	1.2	1.4	—	1.3	1.3	0.2
Balance as of September 30, 2025	$359.3	$191.6	$550.9	$219.1	$38.6	$257.7	$58.8	$59.0	$117.8	$15.5

Balance as of January 1, 2025	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	59.6	59.6	—	16.1	16.1	—	22.2	22.2	3.9
Uncollectible Costs Deferred (1)	34.2	39.3	73.5	8.8	7.6	16.4	5.7	19.5	25.2	4.6
Write-Offs	(40.3)	(109.5)	(149.8)	(30.8)	(26.9)	(57.7)	(2.1)	(46.6)	(48.7)	(7.7)
Recoveries Collected	0.8	10.6	11.4	0.4	3.4	3.8	—	4.2	4.2	0.6
Balance as of September 30, 2025	$359.3	$191.6	$550.9	$219.1	$38.6	$257.7	$58.8	$59.0	$117.8	$15.5

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of July 1, 2024	$389.1	$190.5	$579.6	$274.4	$34.2	$308.6	$45.9	$60.3	$106.2	$14.1
Uncollectible Expense	—	29.2	29.2	—	5.1	5.1	—	15.7	15.7	1.2
Uncollectible Costs Deferred (1)	5.4	16.0	21.4	(8.8)	3.4	(5.4)	10.1	8.2	18.3	1.4
Write-Offs	(16.8)	(41.3)	(58.1)	(12.2)	(7.4)	(19.6)	(1.9)	(20.3)	(22.2)	(3.2)
Recoveries Collected	0.1	2.5	2.6	0.1	1.0	1.1	—	0.3	0.3	0.2
Balance as of September 30, 2024	$377.8	$196.9	$574.7	$253.5	$36.3	$289.8	$54.1	$64.2	$118.3	$13.7

Balance as of January 1, 2024	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	55.4	55.4	—	11.4	11.4	—	27.7	27.7	3.4
Uncollectible Costs Deferred (1)	58.9	37.5	96.4	29.3	8.7	38.0	13.6	17.3	30.9	3.8
Write-Offs	(48.5)	(93.1)	(141.6)	(36.0)	(23.4)	(59.4)	(3.1)	(36.6)	(39.7)	(8.4)
Recoveries Collected	0.6	9.4	10.0	0.5	3.3	3.8	—	2.4	2.4	0.6
Balance as of September 30, 2024	$377.8	$196.9	$574.7	$253.5	$36.3	$289.8	$54.1	$64.2	$118.3	$13.7

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

As of both September 30, 2025 and December 31, 2024, the allowance for uncollectible accounts attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 18, “Assets Held for Sale.”

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2025				September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$35.6	$9.3	$15.6	$4.5	$31.6	$7.7	$13.9	$3.9
AFUDC Equity (1)	19.7	(1.2)	14.3	2.2	22.7	5.4	13.0	1.5
Equity in Earnings of Unconsolidated Affiliates	4.5	—	0.2	—	17.1	—	0.2	—
Investment Loss	(2.8)	(1.0)	(0.7)	(0.4)	(2.1)	(0.9)	(0.2)	(0.3)
Interest Income	29.4	2.9	17.6	2.7	38.9	9.7	20.6	3.0
Other	(0.6)	—	0.1	—	4.4	—	—	—
Total Other Income, Net	$85.8	$10.0	$47.1	$9.0	$112.6	$21.9	$47.5	$8.1

	For the Nine Months Ended
	September 30, 2025				September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$103.7	$26.9	$45.8	$13.2	$89.4	$21.4	$39.5	$11.2
AFUDC Equity	69.2	3.9	43.1	10.6	73.2	16.9	44.4	5.1
Equity in Earnings of Unconsolidated Affiliates (2)	15.3	—	0.6	—	48.1	—	0.6	—
Investment (Loss)/Income	(6.8)	(1.8)	(2.7)	(0.7)	(1.8)	(1.7)	0.7	(0.5)
Interest Income	94.2	11.0	54.2	10.4	106.0	24.8	57.8	7.1
Other	(2.1)	0.1	0.1	—	4.0	—	—	—
Total Other Income, Net	$273.5	$40.1	$141.1	$33.5	$318.9	$61.4	$143.0	$22.9

(1)    As part of the annual FERC Transmission Formula Rate protocols process, the AFUDC calculation methodology utilized in formula transmission rates was updated effective January 1, 2025. This calculation methodology resulted in an adjustment to the AFUDC equity and AFUDC debt amounts recognized on the statement of income in the third quarter of 2025 in accordance with the AFUDC policy.

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

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Eversource	$62.4	$59.3	$176.8	$157.2
CL&P	58.8	56.0	157.3	139.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2025	As of September 30, 2024
Eversource	$423.8	$458.6
CL&P	88.0	73.0
NSTAR Electric	128.0	164.8
PSNH	60.9	67.5

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$259.3	$152.4	$18.6	$1.8	$26.7	$1.1	$0.9	$1.4
Restricted cash included in:
Special Deposits	85.5	1.0	29.3	19.6	75.8	1.0	8.1	32.7
Assets Held for Sale, Current	5.9	—	—	—	5.8	—	—	—
Marketable Securities	10.3	—	—	—	10.0	—	—	—
Other Long-Term Assets	5.7	—	—	3.2	9.0	—	—	3.1
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$366.7	$153.4	$47.9	$24.6	$127.3	$2.1	$9.0	$37.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $20.0 million recorded as short-term in Special Deposits as of both September 30, 2025 and December 31, 2024, and $2.5 million and $5.9 million recorded in Other Long-Term Assets on the balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,955.4	$970.9	$520.9	$463.6	$2,039.4	$971.1	$609.8	$458.5
Regulatory Tracking Mechanisms	1,495.6	202.2	662.9	110.5	1,781.6	507.7	650.0	162.8
Income Taxes, Net	1,001.3	532.9	157.7	20.2	968.4	521.0	145.4	20.7
Benefit Costs	976.1	167.8	300.7	64.3	967.4	168.8	293.6	65.6
Securitized Stranded Costs	316.9	—	—	316.9	349.3	—	—	349.3
Goodwill-related	234.6	—	201.4	—	247.2	—	212.3	—
Cost of Removal	238.9	—	8.2	—	198.4	—	8.5	—
Asset Retirement Obligations	159.6	43.4	83.0	5.4	150.2	41.2	78.3	5.1
Derivative Liabilities	10.7	10.7	—	—	57.2	57.2	—	—
Other Regulatory Assets	281.0	19.6	94.6	3.1	311.6	58.5	109.2	3.7
Total Regulatory Assets	6,670.1	1,947.5	2,029.4	984.0	7,070.7	2,325.5	2,107.1	1,065.7
Less: Current Portion	1,831.2	268.8	912.3	118.9	2,189.7	638.5	902.8	173.3
Total Long-Term Regulatory Assets	$4,838.9	$1,678.7	$1,117.1	$865.1	$4,881.0	$1,687.0	$1,204.3	$892.4

As of both September 30, 2025 and December 31, 2024, the Regulatory Assets attributable to the Aquarion water distribution business have been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 18, “Assets Held for Sale.”

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $244.2 million (including $121.8 million for CL&P, $46.2 million for NSTAR Electric and $5.3 million for PSNH) and $221.0 million (including $116.3 million for CL&P, $41.1 million for NSTAR Electric and $4.5 million for PSNH) of additional regulatory costs not yet specifically approved as of September 30, 2025 and December 31, 2024, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of September 30, 2025 and December 31, 2024, these regulatory costs included $112.8 million (including $50.2 million for CL&P and $31.1 million for NSTAR Electric) and $92.5 million (including $47.2 million for CL&P and $24.4 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2025				As of December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,401.3	$946.0	$858.0	$323.6	$2,442.7	$956.6	$877.6	$330.6
Regulatory Tracking Mechanisms	1,129.2	443.6	520.1	97.0	702.4	180.3	413.6	114.4
Cost of Removal	764.7	258.9	468.4	37.4	684.1	212.8	451.3	20.1
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	488.6	70.0	242.5	47.1	427.1	61.6	211.6	42.6
AFUDC - Transmission	171.4	68.9	102.5	—	154.8	65.1	89.7	—
Benefit Costs	53.8	5.4	8.4	4.3	69.3	4.5	21.4	3.9
Other Regulatory Liabilities	169.4	39.0	13.6	4.0	184.5	39.1	14.2	4.5
Total Regulatory Liabilities	5,178.4	1,831.8	2,213.5	513.4	4,664.9	1,520.0	2,079.4	516.1
Less: Current Portion	1,064.1	391.3	543.2	103.6	632.3	124.1	436.3	121.1
Total Long-Term Regulatory Liabilities	$4,114.3	$1,440.5	$1,670.3	$409.8	$4,032.6	$1,395.9	$1,643.1	$395.0

As of both September 30, 2025 and December 31, 2024, the Regulatory Liabilities attributable to the Aquarion water distribution business have been reclassified to Liabilities Held for Sale on the Eversource balance sheets. For further information, see Note 18, “Assets Held for Sale.”

Regulatory Developments:

CL&P State Bonding Proceeds: On July 1, 2025, Connecticut enacted Public Act No. 25-173 (Senate Bill No. 4) (the Act). The Act authorizes the State of Connecticut to issue up to $125 million in new general obligation bonds for each fiscal year 2026 and 2027 to reduce costs of hardship protection measures charged to retail customers, of which 67 percent of each issuance will be allocated to CL&P, and $30 million for fiscal year 2026 and $20 million for fiscal year 2027 in new general obligation bonds to fund the electric vehicle charging program, of which 80 percent of each issuance will be allocated to CL&P.

On September 19, 2025, CL&P received $107.8 million in general obligation bond proceeds from the State of Connecticut, which represent reimbursement of incurred costs that were previously recognized as regulatory assets on CL&P’s balance sheets. The proceeds received for the reimbursement of hardship costs and for electric vehicle charging program costs were credited against the System Benefits Charge (SBC) and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) regulatory deferrals on CL&P’s balance sheet as of September 30, 2025. The proceeds from the state bond funding are presented as a cash inflow in Regulatory Recoveries within operating activities on CL&P’s statement of cash flows.

PSNH Distribution Rate Case: On June 11, 2024, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase. On July 31, 2024, the NHPUC approved a settlement agreement that was reached by PSNH, New Hampshire Department of Energy, and the Office of the Consumer Advocate to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024. Temporary rates were in effect until permanent rates were approved and took effect August 1, 2025.

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase. Throughout the course of the proceeding, PSNH amended the requested revenue requirement to account for developments in the case, and arrived at a final proposed rate increase of $103 million, which primarily reflects the removal of deferred storm costs that will be addressed in a separate proceeding. On July 25, 2025, the NHPUC issued its decision on permanent rates and approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase referenced above. The total base distribution revenue requirement effective August 1, 2025 is $519 million. The order also established an authorized regulatory ROE of 9.5 percent with a 50 percent common equity ratio for PSNH’s capital structure.

This revenue requirement also contains an alternative regulation revenue requirement adjustment. This adjustment was part of the NHPUC’s alternative regulatory framework that the NHPUC adopted as an alternative to PSNH’s proposed performance-based regulation plan. The alternative regulatory framework authorizes formulaic annual revenue adjustments on August 1st of 2026, 2027 and 2028. PSNH is required to file its next base distribution rate case for effect in June 2029 and committed not to file its next distribution rate case until 2029. The alternative regulatory framework calculates the annual revenue adjustment using a productivity factor and an adjustment for inflation to provide PSNH with increased revenue for operations. The framework also contains an exogenous events recovery mechanism for certain unforeseen events out of PSNH’s control and exceeding a specified threshold, a performance metric, and an earnings sharing mechanism where PSNH would have to return

75 percent of all revenue back to customers that exceeds 25 basis points more than the authorized ROE of 9.5 percent. Consistent with PSNH’s proposal, lost base revenues for both net metering and energy efficiency were eliminated effective August 1, 2025.

To the extent permanent rates exceed the level of temporary rates, the difference will reconcile back to the date that the temporary rates took effect and the company recovers the difference over a twelve-month term. On August 11, 2025, PSNH filed its recoupment calculation, and on September 10, 2025, the NHPUC issued an order that the recoupment is $9.1 million and will be collected through the RRA regulatory tracking mechanism over a one-year period.

As part of the decision, unrecovered storm costs of $247 million were removed from the rate proceeding for consideration in a separate proceeding. Approval of the ultimate amount of storm costs to be recovered is subject to a separate prudency review that was filed in March of 2024 and is being considered by the NHPUC in a separate dedicated docket, which is at this time complete and awaiting the issuance of an order. Approved storm costs in excess of the amount approved in base rates will be recovered through the Regulatory Reconciliation Adjustment (RRA) regulatory tracking mechanism. The NHPUC increased the level of storm costs recovered in base rates from $12 million to $19 million.

The impact of the rate case decision resulted in a pre-tax benefit to earnings of $15.6 million at PSNH due primarily to the recoupment and the allowed recovery of other deferrals that will be recovered in the RRA. The majority of this amount was recorded as a reduction to amortization expense on PSNH’s statement of income in the third quarter of 2025.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2025	As of December 31, 2024
(Millions of Dollars)
Distribution - Electric	$22,182.3	$21,144.1
Distribution - Natural Gas	9,452.8	8,922.2
Transmission - Electric	16,705.2	16,130.9
Solar	206.8	201.0
Utility	48,547.1	46,398.2
Other (1)	2,455.5	2,254.1
Property, Plant and Equipment, Gross	51,002.6	48,652.3
Less: Accumulated Depreciation
Utility	(10,055.0)	(9,636.5)
Other	(1,195.9)	(1,044.1)
Total Accumulated Depreciation	(11,250.9)	(10,680.6)
Property, Plant and Equipment, Net	39,751.7	37,971.7
Construction Work in Progress	3,292.4	3,014.9
Total Property, Plant and Equipment, Net	$43,044.1	$40,986.6

	As of September 30, 2025			As of December 31, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,777.3	$10,304.7	$3,140.6	$8,437.9	$9,782.3	$2,964.2
Transmission - Electric	7,097.5	6,558.6	3,050.7	6,937.7	6,375.2	2,819.6
Solar	—	206.8	—	—	201.0	—
Property, Plant and Equipment, Gross	15,874.8	17,070.1	6,191.3	15,375.6	16,358.5	5,783.8
Less: Accumulated Depreciation	(3,046.0)	(3,948.0)	(1,069.0)	(2,928.0)	(3,782.0)	(1,032.3)
Property, Plant and Equipment, Net	12,828.8	13,122.1	5,122.3	12,447.6	12,576.5	4,751.5
Construction Work in Progress	594.3	1,788.3	278.9	554.6	1,461.3	338.4
Total Property, Plant and Equipment, Net	$13,423.1	$14,910.4	$5,401.2	$13,002.2	$14,037.8	$5,089.9

(1)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

As of both September 30, 2025 and December 31, 2024, the property, plant and equipment balance, net of accumulated depreciation, attributable to the Aquarion water distribution business has been reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 18, “Assets Held for Sale.”

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of September 30, 2025			As of December 31, 2024
CL&P (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets	Level 2	$2.6	$(0.2)	$2.4	$14.2	$(0.3)	$13.9
Current Derivative Liabilities	Level 2	(13.1)	—	(13.1)	(71.1)	—	(71.1)

(1)    Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of September 30, 2025 and December 31, 2024 were 609 MW and 610 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the three months ended September 30, 2025 and 2024, there were losses of $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, there were losses of $0.7 million and $3.4 million, respectively. These changes in fair value associated with CL&P’s derivative contracts are deferred in Regulatory Assets on the balance sheet.

In accordance with Massachusetts legislation, in June 2018, NSTAR Electric entered into a 20-year power purchase agreement for the purchase of clean energy and renewable energy attributes with estimated total payments of $6.7 billion made over the 20-year term. The agreement is expected to be marked to market on the balance sheet as a material derivative liability by the end of 2025. The derivative liability is projected to be approximately $350 million, subject to fluctuations based on prevailing market conditions at the time of recognition. This derivative liability will be fully offset by a regulatory asset for recovery from NSTAR Electric’s customers.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled capacity payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty's credit rating for assets and the Company's credit rating for liabilities.  Significant observable inputs for valuations of these contracts include energy-related product prices in future years for which quoted prices in an active market exist. Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.  Fair value measurements were prepared by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements. All derivative contracts were classified as Level 2 in the fair value hierarchy as of both September 30, 2025 and December 31, 2024.

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

Eversource’s water business also holds a trust. Securities held in this trust as of September 30, 2025 and December 31, 2024 of $3.4 million and $4.1 million, respectively, were reclassified to Assets Held for Sale on the Eversource balance sheets. For further information, see Note 18, “Assets Held for Sale.”

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $164.3 million and $163.1 million as of September 30, 2025 and December 31, 2024, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of September 30, 2025				As of December 31, 2024
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$159.9	$0.5	$(3.7)	$156.7	$163.2	$0.1	$(6.1)	$157.2

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of September 30, 2025, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$13.6	$13.6
One to five years	37.5	38.2
Six to ten years	27.1	27.2
Greater than ten years	81.7	77.7
Total Debt Securities	$159.9	$156.7

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2025	As of December 31, 2024
Level 1:
Mutual Funds and Equities	$164.3	$163.1
Money Market Funds	10.3	10.0
Total Level 1	$174.6	$173.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$86.4	$92.0
Corporate Debt Securities	38.0	32.5
Asset-Backed Debt Securities	6.9	7.8
Municipal Bonds	6.5	6.8
Other Fixed Income Securities	8.6	8.1
Total Level 2	$146.4	$147.2
Total Marketable Securities	$321.0	$320.3

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650.0 million revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop NSTAR Electric's $650.0 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,038.5	$1,538.0	$961.5	$462.0	4.50%	4.76%
NSTAR Electric Commercial Paper Program	479.0	504.8	171.0	145.2	4.30%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026 or October 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $8.1 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026. On May 27, 2025, the NHPUC approved PSNH’s request for authorization to issue up to $300.0 million in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	300.0	October 2025	March 2035	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series HH Senior Notes	4.45%	600.0	October 2025	December 2030	Repay Series J bonds at maturity and repaid short-term debt
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
Eversource Parent Series Q Senior Notes	0.80%	(300.0)	August 2025	August 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series M First Mortgage Bonds	3.35%	(75.0)	September 2025	September 2025	Paid at maturity
EGMA Series F First Mortgage Bonds	4.77%	125.0	September 2025	October 2030	Repaid short-term debt, paid capital expenditures and working capital
As a result of the Eversource parent long-term debt issuance in October 2025, $595.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of September 30, 2025. As a result of the NSTAR Electric long-term debt issuance in October 2025, $305.4 million of current portion of long-term debt was reclassified to Long-Term Debt on NSTAR Electric’s balance sheet as of September 30, 2025.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2025	As of December 31, 2024
Restricted Cash - Current Portion (included in Special Deposits)	$18.0	$31.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.1
Securitized Stranded Cost (included in Regulatory Assets)	316.9	349.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.5	6.9
Accrued Interest (included in Other Current Liabilities)	2.0	5.7
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	280.9	324.1

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	3.1	3.5	9.7	10.8

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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.2	$3.9	$2.4	$1.7	$1.6	$0.3	$0.3	$0.1
Interest Cost	64.1	12.9	13.3	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.7)	(23.0)	(27.7)	(12.0)	(21.1)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	11.0	1.3	3.7	0.5	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(21.1)	$(4.9)	$(8.2)	$(3.0)	$(17.1)	$(0.4)	$(12.2)	$(0.4)
Intercompany Income Allocations	N/A	$(0.5)	$(0.3)	$—	N/A	$(0.5)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$50.8	$11.5	$7.3	$4.9	$4.8	$0.8	$0.8	$0.3
Interest Cost	191.4	38.6	39.7	20.4	24.0	4.2	6.6	2.4
Expected Return on Plan Assets	(340.7)	(68.9)	(83.1)	(35.9)	(63.4)	(7.2)	(31.5)	(4.2)
Actuarial Loss/(Gain)	32.0	3.8	10.6	1.5	(0.7)	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.9	(12.7)	0.3
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(62.3)	$(15.0)	$(25.2)	$(9.1)	$(51.5)	$(1.3)	$(36.8)	$(1.2)
Intercompany Income Allocations	N/A	$(0.9)	$(0.3)	$—	N/A	$(1.5)	$(2.1)	$(0.6)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$11.2	$3.3	$1.9	$1.1	$1.7	$0.3	$0.3	$0.1
Interest Cost	62.7	12.6	12.8	6.7	8.0	1.4	2.2	0.9
Expected Return on Plan Assets	(115.7)	(23.4)	(28.0)	(12.2)	(20.3)	(2.4)	(9.9)	(1.4)
Actuarial Loss/(Gain)	22.0	3.2	6.4	1.3	(0.1)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(19.5)	$(4.3)	$(6.8)	$(3.1)	$(16.1)	$(0.4)	$(11.6)	$(0.3)
Intercompany Income Allocations	N/A	$(0.6)	$(0.6)	$(0.2)	N/A	$(0.6)	$(0.6)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$33.2	$9.5	$5.9	$3.2	$5.2	$0.9	$0.9	$0.4
Interest Cost	187.4	37.7	38.7	20.1	24.0	4.2	6.6	2.6
Expected Return on Plan Assets	(347.0)	(70.2)	(84.3)	(36.6)	(61.0)	(7.1)	(29.7)	(4.2)
Actuarial Loss/(Gain)	63.9	8.9	19.2	3.7	(0.3)	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(57.3)	$(14.1)	$(20.2)	$(9.6)	$(48.3)	$(1.2)	$(34.9)	$(0.9)
Intercompany Income Allocations	N/A	$(0.9)	$(0.8)	$(0.3)	N/A	$(1.7)	$(1.9)	$(0.6)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2025		As of December 31, 2024
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	66	$151.2	65	$128.0
CL&P	16	15.4	15	13.4
NSTAR Electric	14	8.1	14	6.6
PSNH	8	9.3	8	6.3

The increase in the reserve balance was due primarily to changes in cost estimates at MGP sites, primarily at NSTAR Gas and Yankee Gas.

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $136.9 million and $115.9 million as of September 30, 2025 and December 31, 2024, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.6 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to affiliates of Global Infrastructure Partners (GIP). Under the agreement with GIP, Eversource’s existing and certain additional credit support obligations for Revolution Wind are expected to roll off as the project completes construction. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. Under the agreement with Ørsted, Eversource’s existing credit support obligations for Sunrise Wind were either terminated or indemnified by Ørsted as a result of the sale.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind projects:

As of September 30, 2025
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$181.0
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	202.6
Eversource Investment LLC	Letters of Credit (3)	4.3
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	34.1

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $693.0 million. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between December 2026 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(3)    Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. The guarantee will remain in effect until full performance of the guaranteed obligations. As of September 30, 2025, EI had issued two letters of credit on behalf of South Fork Wind, LLC totaling $4.3 million. On October 21, 2025 and October 27, 2025, each of the letters of credit were subsequently terminated.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2025 and December 31, 2024.

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

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On August 21, 2025, the NETOs submitted a brief in support of the MISO transmission owners with the Court. Final briefs in the Court proceeding are due January 26, 2026.

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

D.    Offshore Wind Contingent Liability
On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. As part of the sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments that will impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. For Revolution Wind, purchase price adjustment payments are expected to be completed in late 2026. South Fork Wind has achieved commercial operation, and Eversource made a purchase price adjustment payment related to this project in June 2025.

Upon closing of the sale, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the terms of the sale to GIP. These obligations included the expected cost overrun sharing obligation, the expected obligation to maintain GIP’s internal rate of return, and an obligation for other future costs. Certain payments made in 2025, including a purchase price adjustment payment related to the South Fork Wind project, reduced this liability and are reflected within investing activities on the statement of cash flows.

In the third quarter of 2025, Eversource received an updated report from GIP on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on these developments and information currently available, in the third quarter of 2025 Eversource recognized a pre-tax charge of $284 million as a result of the aggregate impact of these items, to increase the liability for purchase price adjustments associated with the offshore wind projects. As of September 30, 2025, the contingent liability was $507.7 million and is recorded as a current liability on Eversource’s balance sheet, based upon the timing of expected payments to GIP.

Eversource relies on information that it receives from the project owners for both the final completed cost of South Fork Wind and construction-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP while construction of Revolution Wind is completed, which continues to be expected in the second half of 2026.

New information or future developments that arise as the construction of Revolution Wind progresses will necessitate a reassessment of the estimated liability related to the obligations to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted.

It is reasonably possible that as additional updated cost estimates become available, and if additional cost overruns materialize or other adverse changes in facts, regulations and circumstances occur, it could result in additional losses and increases to the offshore wind contingent liability, which could be material. The Company will continue to monitor developments and evaluate potential exposures related to this contingency and will revise its estimated liability as additional information becomes available.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a lower value than assumed and included in the purchase price. The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credit adders could result in a significant loss in a future period.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

2024 Loss Recorded Upon Sale of Offshore Wind Investments: The three and nine months ended September 30, 2024 statements of income include a loss resulting from the sale of Eversource’s offshore wind investments. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP. Upon the completion of both of these sale transactions, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sale of its offshore wind investments of $524 million in the third quarter of 2024. The aggregate after-tax loss is comprised of (1) the lower proceeds related to final terms of the sale transaction to GIP of approximately $225 million related to non-construction costs for the Revolution Wind and South Fork Wind projects, primarily due to a purchase price reduction of $150 million resulting from the delay of the commercial operations date of Revolution Wind, (2) identified forecasted construction costs as a result of a delay in the anticipated commercial operation date related to Revolution Wind of approximately $350 million, which included an estimate for the anticipated post-closing adjustment to GIP related to Eversource’s expected cost overrun sharing obligation, and (3) approximately $326 million, which included an estimate for the anticipated post-closing adjustment related to Eversource’s expected obligations to GIP as a result of final economics of the Revolution Wind and South Fork Wind projects and other future costs as well as a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses. These losses were partially offset by the $377 million gain on the sale of Sunrise Wind.

E.    Leases
In the first quarter of 2025, EGMA entered into a land and building finance lease that is expected to commence late 2025. The lease contains a purchase option that the Company has determined is probable of being executed. In accordance with the accounting guidance for leases, the Company will recognize the right-of-use asset and corresponding lease liability, and will assess the purchase option as part of the lease fair value upon commencement. As of September 30, 2025, the lease agreement totaled $18.7 million and the estimated purchase option was $19.0 million.

10.    INCOME TAXES

Eversource maintains a valuation allowance recorded on deferred tax assets associated with the loss recorded from the offshore wind investments, which totaled $427.0 million as of December 31, 2024. In the third quarter of 2025, as part of filing its 2024 tax return to provision process, Eversource partially reversed this valuation allowance and recorded a benefit of $165 million as it reconciled the positions on the tax return to what was estimated as of December 31, 2024. The adjustment to the valuation allowance was required based on the reconciling of previously recorded tax losses to amounts included in applicable partnership income tax returns. The adjustment resulted from changes in tax estimates based on information from the partnership tax returns received in the third quarter of 2025. Eversource also recognized state tax benefits and certain tax credits of $118 million as part of the 2024 tax return to provision process. These adjustments totaling $283 million were recorded as a reduction to income tax expense on the statement of income in the third quarter of 2025.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$127.7	$116.2	$93.5	$43.0	$34.2	$—	$—
Long-Term Debt	27,994.4	26,900.5	5,509.3	5,268.3	5,889.6	5,719.4	2,030.8	1,893.8
Rate Reduction Bonds	324.1	319.1	—	—	—	—	324.1	319.1

As of December 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.8	$116.2	$90.3	$43.0	$33.5	$—	$—
Long-Term Debt	26,704.8	24,791.4	5,111.1	4,705.8	5,094.9	4,759.4	1,732.1	1,529.7
Rate Reduction Bonds	367.3	352.1	—	—	—	—	367.3	352.1

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(26.1)	$(26.5)	$(0.4)	$(33.3)	$(33.7)

OCI Before Reclassifications	—	(0.9)	(0.9)	—	(0.9)	(0.9)
Amounts Reclassified from AOCI	—	4.3	4.3	—	6.4	6.4
Net OCI	—	3.4	3.4	—	5.5	5.5
Balance as of End of Period	$(0.4)	$(22.7)	$(23.1)	$(0.4)	$(27.8)	$(28.2)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. Defined benefit plan amounts reclassified from AOCI also include a settlement loss amortized into net periodic benefit plan expense/(income) for the nine months ended September 30, 2025. See Note 8, “Pension Benefits and Postretirement Benefits Other Than Pension,” for further information.

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2025 and December 31, 2024	Issued as of
	Par Value		September 30, 2025	December 31, 2024
Eversource	$5	410,000,000	382,854,501	375,724,367
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares may be offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In the first nine months of 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

On May 11, 2022, Eversource entered into an equity distribution agreement pursuant to which it could offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In the first nine months of 2024, Eversource issued 13,292,918 common shares, which resulted in proceeds of $830.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes. Eversource completed this program in October 2024.

Treasury Shares: As of September 30, 2025 and December 31, 2024, there were 7,757,917 and 9,116,315 Eversource common shares held as treasury shares, respectively. As of September 30, 2025 and December 31, 2024, there were 375,096,584 and 366,608,052 Eversource common shares outstanding, respectively.

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

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2025 and 2024 and $5.6 million for each of the nine months ended September 30, 2025 and 2024. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2025 and December 31, 2024. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

15.    EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings/(loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and nine months ended September 30, 2025 and 2024, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings/(loss) per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income/(Loss) Attributable to Common Shareholders	$367.5	$(118.1)	$1,271.1	$739.1
Weighted Average Common Shares Outstanding:
Basic	371,914,953	359,520,518	369,299,065	354,483,338
Dilutive Effect	347,779	297,139	320,115	261,508
Diluted	372,262,732	359,817,657	369,619,180	354,744,846
Basic Earnings/(Loss) Per Common Share	$0.99	$(0.33)	$3.44	$2.09
Diluted Earnings/(Loss) Per Common Share	$0.99	$(0.33)	$3.44	$2.08

16.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,452.4	$109.1	$—	$57.4	$—	$—	$1,618.9
Commercial	905.1	73.4	—	20.8	—	(2.3)	997.0
Industrial	112.2	34.7	—	1.5	—	(6.6)	141.8
Total Retail Tariff Sales Revenues	2,469.7	217.2	—	79.7	—	(8.9)	2,757.7
Wholesale Transmission Revenues	—	—	691.7	—	—	(500.0)	191.7
Wholesale Market Sales Revenues	220.6	29.6	—	1.2	—	—	251.4
Other Revenues from Contracts with Customers	19.4	1.6	3.7	0.6	428.3	(428.9)	24.7
Total Revenues from Contracts with Customers	2,709.7	248.4	695.4	81.5	428.3	(937.8)	3,225.5
Alternative Revenue Programs	3.5	8.2	(117.4)	(12.6)	—	107.8	(10.5)
Other Revenues	4.7	0.5	0.1	0.3	—	—	5.6
Total Operating Revenues	$2,717.9	$257.1	$578.1	$69.2	$428.3	$(830.0)	$3,220.6

	For the Nine Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,046.0	$1,039.8	$—	$129.3	$—	$—	$5,215.1
Commercial	2,484.4	504.9	—	53.9	—	(6.3)	3,036.9
Industrial	319.1	150.2	—	3.7	—	(19.4)	453.6
Total Retail Tariff Sales Revenues	6,849.5	1,694.9	—	186.9	—	(25.7)	8,705.6
Wholesale Transmission Revenues	—	—	1,882.1	—	—	(1,378.9)	503.2
Wholesale Market Sales Revenues	723.5	140.9	—	3.4	—	—	867.8
Other Revenues from Contracts with Customers	62.3	4.5	10.6	1.9	1,273.2	(1,269.2)	83.3
Total Revenues from Contracts with Customers	7,635.3	1,840.3	1,892.7	192.2	1,273.2	(2,673.8)	10,159.9
Alternative Revenue Programs	13.3	16.7	(198.3)	(12.6)	—	181.2	0.3
Other Revenues	13.4	2.3	0.2	0.9	—	—	16.8
Total Operating Revenues	$7,662.0	$1,859.3	$1,694.6	$180.5	$1,273.2	$(2,492.6)	$10,177.0

	For the Three Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,465.5	$86.7	$—	$43.7	$—	$—	$1,595.9
Commercial	857.8	71.0	—	18.7	—	(2.5)	945.0
Industrial	111.4	31.6	—	1.3	—	(5.4)	138.9
Total Retail Tariff Sales Revenues	2,434.7	189.3	—	63.7	—	(7.9)	2,679.8
Wholesale Transmission Revenues	—	—	583.6	—	—	(431.1)	152.5
Wholesale Market Sales Revenues	173.8	29.0	—	1.2	—	—	204.0
Other Revenues from Contracts with Customers	22.4	1.9	3.5	1.2	414.7	(412.6)	31.1
Total Revenues from Contracts with Customers	2,630.9	220.2	587.1	66.1	414.7	(851.6)	3,067.4
Alternative Revenue Programs	(2.9)	(3.6)	(45.2)	0.6	—	41.0	(10.1)
Other Revenues	4.8	0.6	0.1	0.4	—	—	5.9
Total Operating Revenues	$2,632.8	$217.2	$542.0	$67.1	$414.7	$(810.6)	$3,063.2

	For the Nine Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,747.1	$798.3	$—	$111.8	$—	$—	$4,657.2
Commercial	2,248.5	434.5	—	53.1	—	(5.7)	2,730.4
Industrial	289.0	127.0	—	3.5	—	(16.5)	403.0
Total Retail Tariff Sales Revenues	6,284.6	1,359.8	—	168.4	—	(22.2)	7,790.6
Wholesale Transmission Revenues	—	—	1,570.6	—	—	(1,188.8)	381.8
Wholesale Market Sales Revenues	471.1	122.2	—	3.1	—	—	596.4
Other Revenues from Contracts with Customers	66.8	4.5	11.0	2.5	1,253.6	(1,247.7)	90.7
Total Revenues from Contracts with Customers	6,822.5	1,486.5	1,581.6	174.0	1,253.6	(2,458.7)	8,859.5
Alternative Revenue Programs	24.4	28.1	1.9	(0.2)	—	(1.7)	52.5
Other Revenues	13.9	2.1	0.4	0.9	—	—	17.3
Total Operating Revenues	$6,860.8	$1,516.7	$1,583.9	$174.7	$1,253.6	$(2,460.4)	$8,929.3

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$752.9	$514.4	$185.1	$757.1	$530.8	$177.6
Commercial	333.7	476.0	95.9	349.9	416.9	91.4
Industrial	45.2	40.3	26.7	51.2	32.9	27.3
Total Retail Tariff Sales Revenues	1,131.8	1,030.7	307.7	1,158.2	980.6	296.3
Wholesale Transmission Revenues	305.2	236.2	150.3	262.2	212.3	109.1
Wholesale Market Sales Revenues	177.7	35.6	7.3	134.1	31.8	7.9
Other Revenues from Contracts with Customers	9.8	11.6	2.4	9.1	12.1	5.2
Total Revenues from Contracts with Customers	1,624.5	1,314.1	467.7	1,563.6	1,236.8	418.5
Alternative Revenue Programs	(73.3)	(1.0)	(39.6)	(46.5)	8.1	(9.7)
Other Revenues	2.2	1.9	0.7	2.4	2.0	0.5
Eliminations	(190.9)	(185.5)	(77.6)	(174.2)	(169.4)	(67.3)
Total Operating Revenues	$1,362.5	$1,129.5	$351.2	$1,345.3	$1,077.5	$342.0

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,137.7	$1,400.1	$508.2	$1,897.7	$1,373.2	$476.2
Commercial	987.2	1,229.5	269.3	850.2	1,144.8	254.6
Industrial	137.6	104.4	77.1	117.0	93.1	78.9
Total Retail Tariff Sales Revenues	3,262.5	2,734.0	854.6	2,864.9	2,611.1	809.7
Wholesale Transmission Revenues	803.5	681.2	397.4	681.7	602.0	286.9
Wholesale Market Sales Revenues	572.3	125.1	26.1	352.8	90.3	28.0
Other Revenues from Contracts with Customers	27.1	35.8	11.8	27.0	36.5	15.9
Total Revenues from Contracts with Customers	4,665.4	3,576.1	1,289.9	3,926.4	3,339.9	1,140.5
Alternative Revenue Programs	(89.0)	(18.0)	(78.0)	4.9	20.1	1.3
Other Revenues	5.0	6.5	2.1	6.7	5.6	2.0
Eliminations	(545.5)	(551.9)	(211.7)	(506.8)	(495.4)	(188.3)
Total Operating Revenues	$4,035.9	$3,012.7	$1,002.3	$3,431.2	$2,870.2	$955.5

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,717.9	$257.1	$578.1	$69.2	$428.3	$(830.0)	$3,220.6
Depreciation and Amortization	(299.8)	(35.7)	(104.4)	(11.4)	(56.4)	4.1	(503.6)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(116.7)	(50.3)	(44.3)
Corporate Shared Services	(110.7)	(27.8)	(19.9)
Storm Costs	(27.2)	—	—
Employee Benefits	(56.9)	(21.0)	(13.2)
Uncollectible Expense	(40.2)	(7.1)	—
Other	(39.5)	(5.9)	(20.5)
Total Operations and Maintenance	(391.2)	(112.1)	(97.9)	(25.7)	(325.1)	433.7	(518.3)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,694.0)	(120.2)	(80.1)	(7.0)	(0.9)	392.2	(1,510.0)
Operating Income/(Loss)	332.9	(10.9)	295.7	25.1	45.9	—	688.7
Interest Expense	(99.9)	(30.2)	(47.2)	(7.7)	(173.7)	40.6	(318.1)
Loss on Offshore Wind	—	—	—	—	(284.0)	—	(284.0)
Interest Income	23.0	6.3	0.1	—	40.6	(40.6)	29.4
Other Income, Net	39.0	8.0	4.0	1.0	466.6	(462.2)	56.4
Income Tax (Expense)/Benefit	(72.2)	10.0	(66.4)	0.5	325.1	—	197.0
Net Income/(Loss)	222.8	(16.8)	186.2	18.9	420.5	(462.2)	369.4
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income/(Loss) Attributable to Common Shareholders	$221.6	$(16.8)	$185.5	$18.9	$420.5	$(462.2)	$367.5

	For the Nine Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,662.0	$1,859.3	$1,694.6	$180.5	$1,273.2	$(2,492.6)	$10,177.0
Depreciation and Amortization	(1,130.4)	(197.8)	(320.7)	(34.4)	(160.5)	10.4	(1,833.4)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(314.9)	(137.4)	(112.8)
Corporate Shared Services	(332.8)	(86.1)	(58.7)
Storm Costs	(69.0)	—	—
Employee Benefits	(152.7)	(56.8)	(36.7)
Uncollectible Expense	(125.0)	(50.5)	—
Other	(106.6)	(8.8)	(49.7)
Total Operations and Maintenance	(1,101.0)	(339.6)	(257.9)	(71.8)	(987.5)	1,284.5	(1,473.3)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(4,582.4)	(960.9)	(222.9)	(20.5)	(3.2)	1,197.7	(4,592.2)
Operating Income	848.2	361.0	893.1	53.8	122.0	—	2,278.1
Interest Expense	(286.4)	(86.7)	(113.9)	(23.2)	(529.0)	127.1	(912.1)
Loss on Offshore Wind	—	—	—	—	(284.0)	—	(284.0)
Interest Income	75.1	18.8	0.3	—	127.2	(127.2)	94.2
Other Income, Net	113.6	22.4	25.6	3.3	1,526.2	(1,511.8)	179.3
Income Tax (Expense)/Benefit	(175.5)	(78.6)	(209.9)	2.9	382.3	—	(78.8)
Net Income	575.0	236.9	595.2	36.8	1,344.7	(1,511.9)	1,276.7
Net Income Attributable to Noncontrolling Interests	(3.4)	—	(2.2)	—	—	—	(5.6)
Net Income Attributable to Common Shareholders	$571.6	$236.9	$593.0	$36.8	$1,344.7	$(1,511.9)	$1,271.1
Cash Flows Used for Investments in Plant	$1,496.0	$589.1	$774.3	$118.2	$197.8	$—	$3,175.4

	For the Three Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,632.8	$217.2	$542.0	$67.1	$414.7	$(810.6)	$3,063.2
Depreciation and Amortization	(420.8)	(28.2)	(102.0)	(9.8)	(52.1)	2.8	(610.1)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(109.5)	(49.3)	(38.4)
Corporate Shared Services	(115.9)	(26.0)	(19.2)
Storm Costs	(22.1)	—	—
Employee Benefits	(47.1)	(19.4)	(11.9)
Uncollectible Expense	(59.2)	(11.6)	—
Other	(23.0)	(5.5)	(19.9)
Total Operations and Maintenance	(376.8)	(111.8)	(89.4)	(24.4)	(325.6)	417.6	(510.4)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,533.9)	(104.6)	(74.2)	(6.8)	(1.0)	390.2	(1,330.3)
Operating Income/(Loss)	301.3	(27.4)	276.4	26.1	36.0	—	612.4
Interest Expense	(98.8)	(25.2)	(48.5)	(8.3)	(177.7)	57.9	(300.6)
Loss on Offshore Wind	—	—	—	—	(464.0)	—	(464.0)
Interest Income	33.2	5.6	0.1	—	57.9	(57.9)	38.9
Other Income, Net	32.6	5.8	11.7	6.2	(9.1)	26.5	73.7
Income Tax (Expense)/Benefit	(63.6)	11.0	(64.1)	(0.3)	40.4	—	(76.6)
Net Income/(Loss)	204.7	(30.2)	175.6	23.7	(516.5)	26.5	(116.2)
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income/(Loss) Attributable to Common Shareholders	$203.5	$(30.2)	$174.9	$23.7	$(516.5)	$26.5	$(118.1)

	For the Nine Months Ended September 30, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$6,860.8	$1,516.7	$1,583.9	$174.7	$1,253.6	$(2,460.4)	$8,929.3
Depreciation and Amortization	(565.5)	(161.4)	(301.8)	(21.2)	(146.3)	8.1	(1,188.1)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(331.1)	(131.4)	(105.8)
Corporate Shared Services	(333.4)	(79.1)	(55.5)
Storm Costs	(65.8)	—	—
Employee Benefits	(132.6)	(52.7)	(34.4)
Uncollectible Expense	(134.1)	(34.1)	—
Other	(78.4)	(16.6)	(53.7)
Total Operations and Maintenance	(1,075.4)	(313.9)	(249.4)	(74.5)	(986.4)	1,261.8	(1,437.8)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(4,453.9)	(752.3)	(203.2)	(19.7)	(3.9)	1,190.5	(4,242.5)
Operating Income	766.0	289.1	829.5	59.3	117.0	—	2,060.9
Interest Expense	(272.2)	(72.0)	(135.4)	(29.4)	(484.8)	171.2	(822.6)
Loss on Offshore Wind	—	—	—	—	(464.0)	—	(464.0)
Interest Income	89.5	16.2	0.2	0.1	171.2	(171.2)	106.0
Other Income, Net	99.7	16.3	37.9	8.4	973.8	(923.2)	212.9
Income Tax Expense	(158.3)	(62.2)	(189.4)	(1.3)	62.7	—	(348.5)
Net Income	524.7	187.4	542.8	37.1	375.9	(923.2)	744.7
Net Income Attributable to Noncontrolling Interests	(3.4)	—	(2.2)	—	—	—	(5.6)
Net Income Attributable to Common Shareholders	$521.3	$187.4	$540.6	$37.1	$375.9	$(923.2)	$739.1
Cash Flows Used for Investments in Plant	$1,309.1	$697.8	$985.6	$119.3	$180.1	$—	$3,291.9

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2025	$33,292.0	$10,275.8	$16,729.3	$2,611.7	$28,888.7	$(30,094.9)	$61,702.6
As of December 31, 2024	32,031.9	9,786.7	16,070.9	2,515.8	29,041.1	(29,851.9)	59,594.5

18.    ASSETS HELD FOR SALE

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

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of September 30, 2025 and December 31, 2024. As Eversource concluded this is the sale of a business, all goodwill held by the water distribution reporting unit was included in the carrying amount of the business and is also classified within assets held for sale. Long-term debt will be repaid by Eversource upon closing and is therefore excluded from liabilities held for sale. Assets and liabilities classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. The water distribution business did not and will not meet the criteria to be presented as a discontinued operation. Closing of the transaction will include the finalization of working capital and other closing adjustments as well as final closing costs, which could result in a loss recorded at the time of sale.

The major classes of Aquarion’s assets and liabilities presented in current and long-term Assets Held for Sale and Liabilities Held for Sale on the Eversource balance sheets, which are included in the Water Distribution reportable segment, were as follows:

(Millions of Dollars)	As of September 30, 2025	As of December 31, 2024
Restricted Cash	$5.9	$5.8
Receivables, Net	20.7	14.4
Unbilled Revenues	14.8	11.5
Prepayments and Other Current Assets	27.1	24.6
Total Current Assets Held for Sale	$68.5	$56.3
Property, Plant and Equipment, Net	$1,968.6	$1,885.2
Regulatory Assets	43.2	51.2
Goodwill	662.4	662.5
Other Long-Term Assets	17.2	12.2
Total Long-Term Assets Held for Sale	$2,691.4	$2,611.1

Accounts Payable	$22.1	$24.2
Other Current Liabilities	35.3	28.4
Total Current Liabilities Held for Sale	$57.4	$52.6
Regulatory Liabilities	$127.0	$132.2
Other Long-Term Liabilities	278.6	266.7
Total Long-Term Liabilities Held for Sale	$405.6	$398.9

For the three months ended September 30, 2025 and 2024, pre-tax income associated with the held for sale water distribution business was $18.4 million and $24.0 million, respectively. For the nine months ended September 30, 2025 and 2024, pre-tax income associated with the held for sale water distribution business was $33.9 million and $38.4 million, respectively.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as well as the Eversource 2024 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our third quarter and first nine months of 2025 and 2024 earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding losses associated with our previous offshore wind investments. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole. Full year 2024 earnings discussion includes a non-GAAP financial measure referencing earnings and EPS excluding a loss on the pending sale of the Aquarion water distribution business of $298.3 million and the aggregate loss on the sale of our offshore wind investments.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the losses on our previous offshore wind investments and the loss on the pending sale of the Aquarion water distribution business are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance. We do not provide guidance for Net Income Attributable to Common Shareholders or recurring EPS or a reconciliation of guidance for non-GAAP recurring earnings or non-GAAP recurring EPS to the most directly comparable GAAP measure because we are not able to predict with reasonable certainty the amount or nature of all items that will be included in our Net Income Attributable to Common Shareholders or recurring EPS for the year ending December 31, 2025. These items are uncertain, depend on many factors and could have a material impact on our Net Income Attributable to Common Shareholders and recurring EPS for the year ending December 31, 2025, and therefore cannot be made available without unreasonable effort.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $367.5 million, or $0.99 per share, in the third quarter of 2025, compared with a loss of $118.1 million, or $0.33 per share, in the third quarter of 2024. We earned $1.27 billion, or $3.44 per share, in the first nine months of 2025, compared with $739.1 million, or $2.08 per share, in the first nine months of 2024.

•Our 2025 results include an aggregate net after-tax charge resulting from our previous offshore wind investments of $75.0 million, or $0.20 per share. Our 2024 results include an after-tax loss on the sale of our offshore wind investments of $524.0 million, or $1.48 per share for the nine month period. These 2025 and 2024 charges were recorded within Eversource Parent and Other Companies. Excluding these charges, our 2025 non-GAAP earnings were $442.5 million, or $1.19 per share, in the third quarter of 2025 and $1.35 billion, or $3.64 per share, in the first nine months of 2025, and our 2024 non-GAAP earnings were $405.9 million, or $1.13 per share, in the third quarter of 2024 and $1.26 billion, or $3.56 per share, in the first nine months of 2024.

•We narrowed our projection to earn within a 2025 non-GAAP earnings guidance range of between $4.72 per share and $4.80 per share excluding the impact of the net charge resulting from our previous offshore wind investments, compared to the previous guidance range of $4.67 per share to $4.82 per share. We also reaffirmed our projection that our expected long-term EPS growth rate through 2029 will be in a 5 to 7 percent range, using 2024 non-GAAP EPS of $4.57 per share as the base year.

Liquidity:

•Cash flows provided by operating activities totaled $3.20 billion in the first nine months of 2025, compared with $1.52 billion in the first nine months of 2024. Investments in property, plant and equipment totaled $3.18 billion in the first nine months of 2025, compared with $3.29 billion in the first nine months of 2024.

•Cash and Cash Equivalents totaled $259.3 million as of September 30, 2025, compared with $26.7 million as of December 31, 2024. Our available borrowing capacity under our commercial paper programs totaled $1.13 billion as of September 30, 2025.

•In the first nine months of 2025, we issued $2.04 billion of new long-term debt and we repaid $750 million of long-term debt.

•On September 11, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, paid on September 30, 2025 to shareholders of record as of September 22, 2025.

•On May 30, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $1.2 billion of our common shares from time to time through an ATM equity offering program. In the first nine months of 2025, we issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs.

Regulatory Developments:

•On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $95.7 million ($82.2 million including a previously recorded non-firm margin rate credit), effective November 1, 2025. The final decision also established an authorized net regulatory ROE of 9.32 percent and a 53 percent common equity ratio for Yankee Gas’ capital structure.

•On July 25, 2025, the NHPUC issued its decision in the PSNH distribution rate case and approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase that went into effect in August 2024. The order established an authorized regulatory ROE of 9.5 percent with a 50 percent common equity ratio for PSNH’s capital structure. The NHPUC approved an alternative regulatory framework that authorizes formulaic annual revenue adjustments on August 1st of 2026, 2027 and 2028. PSNH is required to file its next base distribution rate case for effect in June 2029 and committed not to file its next distribution rate case until 2029. The alternative regulatory framework calculates the annual revenue adjustment using a productivity factor and an adjustment for inflation to provide PSNH with increased revenue for operations, and also contains an exogenous events recovery mechanism, a performance metric, and an earnings sharing mechanism.

Earnings Overview

Consolidated:  Below is a summary of our earnings/(loss) by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income/(Loss) Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$367.5	$0.99	$(118.1)	$(0.33)	$1,271.1	$3.44	$739.1	$2.08

Regulated Companies	$409.2	$1.10	$371.9	$1.04	$1,438.3	$3.89	$1,286.4	$3.62
Eversource Parent and Other Companies (Non-GAAP)	33.3	0.09	34.0	0.09	(92.2)	(0.25)	(23.3)	(0.06)
Non-GAAP Earnings	$442.5	$1.19	$405.9	$1.13	$1,346.1	$3.64	$1,263.1	$3.56
Losses on Offshore Wind (after-tax) (1)	(75.0)	(0.20)	(524.0)	(1.46)	(75.0)	(0.20)	(524.0)	(1.48)
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$367.5	$0.99	$(118.1)	$(0.33)	$1,271.1	$3.44	$739.1	$2.08

(1) In the third quarter of 2025, we recorded a pre-tax charge of $284 million associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with GIP for the South Fork Wind and Revolution Wind projects, offset by expected tax benefits from the offshore wind sale of $209 million. In the third quarter of 2024, we recorded a pre-tax loss on the sales of our offshore wind investments of $464.0 million and a $60 million increase in income tax expense, resulting in an after-tax loss of $524.0 million. For further information, see the “Offshore Wind Contingent Liability” section below included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The impact of higher shares outstanding resulted in $0.03 earnings per share dilution in the third quarter of 2025 and $0.14 earnings per share dilution in the first nine months of 2025, as compared to the third quarter of 2024 and the first nine months of 2024, respectively.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings/(loss) and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$221.6	$0.60	$203.5	$0.57	$571.6	$1.55	$521.3	$1.47
Electric Transmission	185.5	0.50	174.9	0.49	593.0	1.60	540.6	1.52
Natural Gas Distribution	(16.8)	(0.05)	(30.2)	(0.09)	236.9	0.64	187.4	0.53
Water Distribution	18.9	0.05	23.7	0.07	36.8	0.10	37.1	0.10
Net Income - Regulated Companies	$409.2	$1.10	$371.9	$1.04	$1,438.3	$3.89	$1,286.4	$3.62

Our electric distribution segment earnings increased $18.1 million and $50.3 million in the third quarter and the first nine months of 2025, respectively, as compared to the third quarter and first nine months of 2024, due primarily to higher revenues from base distribution rate increases at PSNH effective August 1, 2024 and August 1, 2025 and at NSTAR Electric effective January 1, 2025 and from CL&P's capital tracking mechanism due to increased electric system improvements. Earnings also benefited from the impact of the PSNH rate case decision in July 2025.

Those earnings increases were partially offset by higher property tax expense, higher interest expense, higher depreciation expense, lower net interest income on regulatory deferrals, and higher operations and maintenance expense.

Our electric transmission segment earnings increased $10.6 million and $52.4 million in the third quarter and the first nine months of 2025, respectively, as compared to the third quarter and the first nine months of 2024, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. Earnings in the nine month period also benefited from lower interest expense.

Our natural gas distribution segment losses decreased $13.4 million and earnings increased $49.5 million in the third quarter and the first nine months of 2025, respectively, as compared to the third quarter and the first nine months of 2024, due primarily to higher revenues from base distribution rate increases effective November 1, 2024 at EGMA and at NSTAR Gas and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher interest expense, higher depreciation expense, and higher property tax expense. The earnings increase in the nine month period was also unfavorably impacted by higher operations and maintenance expense.

Our water distribution segment earnings decreased $4.8 million and $0.3 million in the third quarter and the first nine months of 2025, respectively, as compared to the third quarter and the first nine months of 2024. The earnings decrease in the three month period was due primarily to higher operations and maintenance expense and higher depreciation expense.

Eversource Parent and Other Companies: Eversource parent and other companies’ losses decreased by $448.3 million and $380.1 million in the third quarter and the first nine months of 2025, respectively, as compared to the third quarter and the first nine months of 2024, due primarily to an after-tax charge of $524.0 million recorded in the third quarter of 2024 resulting from the sale of Eversource parent’s offshore wind investments, as compared to an aggregate net after-tax charge of $75.0 million recorded in the third quarter of 2025 resulting from an increase to the offshore wind contingent liability, net of tax benefits associated with the tax losses on the sales of its offshore wind investments.

Excluding these charges, Eversource parent and other companies earnings decreased by $0.7 million and losses increased by $68.9 million in the third quarter and the first nine months of 2025, respectively, due primarily to higher interest expense due to the absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024 and higher interest costs from short-term debt, partially offset by a lower effective rate resulting from the recognition of state tax benefits and certain tax credits as a result of the 2024 tax return to provision process in the third quarter of 2025.

Offshore Wind Contingent Liability: Eversource recorded a contingent liability relating to expected future payments to GIP as part of the September 30, 2024 sale of the South Fork Wind and Revolution Wind projects. As part of the definitive agreement with GIP, Eversource is responsible for certain post-closing purchase price adjustments. This obligation included an expected cost overrun sharing obligation, an expected obligation to maintain GIP’s internal rate of return, and an obligation for other future costs.

In the third quarter of 2025, Eversource received an updated report from GIP on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on these developments and information currently available, in the third quarter of 2025 Eversource recognized a pre-tax charge of $284 million as a result of the aggregate impact of these items, to increase the liability for purchase price adjustments associated with the offshore wind projects. As of September 30, 2025 and December 31, 2024, the contingent liability totaled $507.7 million and $365 million, respectively.

Eversource relies on information that it receives from the project owners for both the final completed cost of South Fork Wind and construction-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP while construction of Revolution Wind is completed, which continues to be expected in the second half of 2026.

New information or future developments that arise as the construction of Revolution Wind progresses will necessitate a reassessment of the estimated liability related to the obligations to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted.

It is reasonably possible that as additional updated cost estimates become available, and if additional cost overruns materialize or other adverse changes in facts, regulations and circumstances occur, it could result in additional losses and increases to the offshore wind contingent liability, which could be material. The Company will continue to monitor developments and evaluate potential exposures related to this contingency and will revise its estimated liability as additional information becomes available.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a lower value than assumed and included in the purchase price. The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credit adders could result in a significant loss in a future period.

As a result of the increase to the offshore wind contingent liability, Eversource recognized an aggregate, net after-tax charge of $75.0 million, or $0.20 per share, in the third quarter of 2025. This charge consists of the pre-tax $284 million increase to the offshore wind contingent liability, offset by $209 million of tax benefits associated with tax losses on the sale of the South Fork Wind and Revolution Wind projects that Eversource expects to realize.

2024 Loss Recorded Upon Sale of Offshore Wind Investments: The three and nine months ended September 30, 2024 statements of income include a loss resulting from the sale of Eversource’s offshore wind investments. On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP. Upon the completion of both of these sale transactions, the total proceeds were compared to the carrying value of the investments, including an estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sale of its offshore wind investments of $524 million, which included a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses, in the third quarter of 2024.

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

Cash and cash equivalents totaled $259.3 million as of September 30, 2025, compared with $26.7 million as of December 31, 2024.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650.0 million revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop NSTAR Electric's $650.0 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$1,038.5	$1,538.0	$961.5	$462.0	4.50%	4.76%
NSTAR Electric Commercial Paper Program	479.0	504.8	171.0	145.2	4.30%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2025 and December 31, 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026 or October 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2025 and December 31, 2024.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2025 and December 31, 2024, there were intercompany loans from Eversource parent to PSNH of $8.1 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360.0 million in long-term debt through December 31, 2026. On May 27, 2025, the NHPUC approved PSNH’s request for authorization to issue up to $300.0 million in long-term debt through December 31, 2025.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P Series A First Mortgage Bonds	4.95%	$400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repay 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	300.0	October 2025	March 2035	Repaid short-term debt, paid capital expenditures and working capital
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series HH Senior Notes	4.45%	600.0	October 2025	December 2030	Repay Series J bonds at maturity and repaid short-term debt
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
Eversource Parent Series Q Senior Notes	0.80%	(300.0)	August 2025	August 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series M First Mortgage Bonds	3.35%	(75.0)	September 2025	September 2025	Paid at maturity
EGMA Series F First Mortgage Bonds	4.77%	125.0	September 2025	October 2030	Repaid short-term debt, paid capital expenditures and working capital

As a result of the Eversource parent long-term debt issuance in October 2025, $595.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of September 30, 2025. As a result of the NSTAR Electric long-term debt issuance in October 2025, $305.4 million of current portion of long-term debt was reclassified to Long-Term Debt on NSTAR Electric’s balance sheet as of September 30, 2025.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $13.4 million of interest payments in the first nine months of 2025, and paid $43.2 million of RRB principal payments and $14.9 million of interest payments in the first nine months of 2024.

Common Share Issuances and Equity Distribution Agreement: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In the first nine months of 2025, we issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $3.20 billion in the first nine months of 2025, compared with $1.52 billion in the first nine months of 2024. Operating cash flows were favorably impacted by an improvement in regulatory recoveries driven primarily by the timing of collections for CL&P’s non-bypassable FMCC, CL&P’s SBC, and other regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rates in effect for the 2025 period were higher than those set in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in an improvement to operating cash flows of $451.5 million for the nine month period. Higher collections from CL&P’s SBC mechanism resulted in a cash flow improvement of $136.8 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Additionally, CL&P received general obligation bond proceeds from the State of Connecticut for the reimbursement of hardship costs and for electric vehicle charging program costs of $107.8 million in the third quarter of 2025, which are reflected in Regulatory Recoveries. Operating cash flows were also favorably impacted by a decrease of $262.2 million in cash payments to vendors for storm costs, the timing of cash collections on our accounts receivable, and the timing of cash payments made on our accounts payable. These favorable impacts were partially offset by a decrease of $21.5 million in income tax refunds received in 2025 compared to 2024 and the timing of other working capital items.

On September 11, 2025, our Board of Trustees approved a common share dividend payment of $0.7525 per share, paid on September 30, 2025 to shareholders of record as of September 22, 2025. In the first nine months of 2025, we paid cash dividends of $816.4 million and issued non-cash dividends of $17.7 million in the form of treasury shares, totaling dividends of $834.1 million. In the first nine months of 2024, we paid cash dividends of $745.2 million and issued non-cash dividends of $17.8 million in the form of treasury shares, totaling dividends of $763.0 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2025, CL&P, NSTAR Electric and PSNH paid $430.0 million, $436.0 million and $175.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first nine months of 2025, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $3.18 billion, $657.4 million, $1.21 billion, and $402.8 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Payments made in 2025 related to Eversource’s offshore wind contingent obligation, which include a purchase price adjustment payment related to the South Fork Wind project, are reflected in investing activities on the statement of cash flows.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2024 Form 10-K.

Credit Ratings: On September 15, 2025, Fitch revised the outlook from stable to watch negative for Eversource parent, CL&P, NSTAR Electric and PSNH due to the stop-work order for the Revolution Wind project.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $3.34 billion in the first nine months of 2025, compared to $3.40 billion in the first nine months of 2024.  These amounts included $171.8 million and $209.4 million in the first nine months of 2025 and 2024, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $189.7 million in the first nine months of 2025, as compared to the first nine months of 2024.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024
CL&P	$255.3	$351.4
NSTAR Electric	342.7	366.9
PSNH	210.6	280.0
Total Electric Transmission	$808.6	$998.3

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Additional required environmental permits are expected to be approved by the end of 2025, as well as a license from the MA DEP expected to be approved by the end of the second quarter of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total estimated project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of September 30, 2025, $159.1 million has been spent on the project, with $120.0 million for transmission and $39.1 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2025
Basic Business	$241.8	$418.8	$97.2	$757.8	$141.1	$14.8	$913.7
Aging Infrastructure	109.1	293.7	66.7	469.5	537.4	104.2	1,111.1
Load Growth and Other	82.6	172.4	46.5	301.5	36.1	0.6	338.2
Total Distribution	$433.5	$884.9	$210.4	$1,528.8	$714.6	$119.6	$2,363.0
2024
Basic Business	$202.4	$346.6	$91.9	$640.9	$171.8	$16.4	$829.1
Aging Infrastructure	129.8	232.3	43.3	405.4	534.8	103.9	1,044.1
Load Growth and Other	81.9	157.0	39.4	278.3	38.2	0.6	317.1
Total Distribution	$414.1	$735.9	$174.6	$1,324.6	$744.8	$120.9	$2,190.3

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

The assets and liabilities of the Aquarion water distribution business met the criteria to be classified as held for sale and have been classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheets as of September 30, 2025 and December 31, 2024. Closing of the transaction will include the finalization of working capital and other closing adjustments as well as final closing costs, which could result in a loss recorded at the time of sale. For further information, see Note 18, “Assets Held for Sale.”

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both September 30, 2025 and December 31, 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both September 30, 2025 and December 31, 2024.

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

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On August 21,

2025, the NETOs submitted a brief in support of the MISO transmission owners with the Court. Final briefs in the Court proceeding are due January 26, 2026.

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

A change of 10 basis points to the base ROE used to establish the reserves would impact Eversource’s after-tax earnings by an average of approximately $3 million for each of the four 15-month complaint periods. Prospectively from the date of a final FERC order implementing a new base ROE, based off of estimated 2025 rate base, a change of 10 basis points to the base ROE would impact Eversource’s future annual after-tax earnings by approximately $7 million per year, and will increase slightly over time as we continue to invest in our transmission infrastructure.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2025, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2024 Form 10-K.

Connecticut:

CL&P Performance Based Rate Making: On May 26, 2021, in accordance with an October 2020 Connecticut law, PURA opened a proceeding to begin to evaluate and eventually implement performance-based regulation (PBR) for electric distribution companies. PURA is conducting the proceeding in two phases. On April 26, 2023, PURA issued a final decision on the first phase and identified various objectives to guide PBR development and evaluate adoption of a PBR framework. The decision commenced Phase 2 by initiating three reopener dockets focused on revenue adjustment mechanisms, performance metrics, and integrated distribution system planning.

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

On July 14, 2025, PURA issued proposed final decisions in the first two reopener dockets. The proposed final decision in the first reopener docket adopted a PBR framework inclusive of a multi-year rate plan with an attrition relief mechanism that uses a revenue-cap formula approach to adjust revenues based on a variety of factors including inflation, a productivity factor, a customer dividend percentage, an exogenous cost factor and a capital funding mechanism, as well as an earnings sharing mechanism and a revenue decoupling mechanism for implementation in CL&P’s next distribution rate case. The multi-year rate plan has a stay out period of four years, but certain situations, such as deteriorating financial condition, exceeding authorized return, falling interest rates, or excess storm costs, could trigger the initiation of a new rate amendment proceeding during the multi-year rate plan. The proposed final decision in the second reopener docket established reporting parameters, including the commencement of scorecards and reported metrics and the development of company specific performance incentive mechanisms. Results of scorecards and reported metrics are proposed to be reported annually to PURA, beginning March 1, 2026. Company specific performance incentive mechanisms will be implemented in CL&P’s next rate case proceeding.

On August 8, 2025, PURA issued a proposed final decision in the third reopener docket, adopting the contents and reporting process for an integrated distribution system plan (IDSP) under a PBR framework. The IDSP report will document the grid planning process for available distribution system capacity and system needs, including the development, operation, and evolution of the electrical distribution grid. The IDSP report will include CL&P’s planned investments over a four-year plan period and long-term capital investment strategy, and will be utilized by PURA in determining the amount of allowable capital additions within a multi-year rate plan included in the calculation of the capital funding mechanism adopted in the first reopener docket. The draft decision requires CL&P to submit a comprehensive IDSP filing every four years in alignment with the submittal of a rate amendment application and to also submit an annual IDSP filing to report on IDSP investments throughout the four-year period.

Final decisions on the three reopener dockets have not yet been scheduled. We continue to monitor developments in this proceeding, and at this time, we cannot predict the ultimate outcome of this proceeding and the resulting impact to CL&P.

CL&P Storm Filings: On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. On July 10, 2025, CL&P filed a second supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for ten additional catastrophic storms for the period February 1, 2023 through December 31, 2023 totaling approximately $171 million. On July 25, 2025, CL&P filed a third supplement in this application to include carrying charges calculated at the weighted average cost of capital on the deferred storm costs totaling $246 million, which reflects CL&P’s actual financing costs on the unpaid storm costs from the date the deferred storm costs first began to accrue through May 2025. These carrying charges have not been deferred on the balance sheet. PURA’s procedural schedule includes briefs due in the first quarter of 2026. Although we cannot predict the ultimate outcome of these storm proceedings, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

CL&P RAM Filing: On March 28, 2025, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective May 1, 2025 through April 30, 2026. The rates include recovery of over- or under-collection balances as of December 31, 2024, actual costs from the prior year, and adjustments to incorporate certain known and measurable cost changes not reflected in prior year costs that CL&P will incur in 2025. On August 13, 2025, PURA issued a final decision that approved a further adjustment to the Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) and System Benefits Charge (SBC) rates based on a July 1, 2025 Connecticut law that authorized the State of Connecticut to issue new general obligation bonds to reduce certain hardship costs and electric vehicle program costs recovered from customers. Proceeds from the general obligation bond funding of $107.8 million will be provided back to customers through a reduction to the NBFMCC and SBC rates. The updated NBFMCC and SBC rates are effective September 1, 2025 through April 30, 2026. These rates are included in the “Public Benefits” portion of the customer bills in Connecticut.

On September 19, 2025, CL&P received $107.8 million in general obligation bond proceeds from the State of Connecticut, which represent reimbursement of incurred costs that were previously recognized as regulatory assets on CL&P’s balance sheets. The proceeds received for the reimbursement of hardship costs and for electric vehicle charging program costs were credited against the SBC and NBFMCC regulatory deferrals on CL&P’s balance sheet as of September 30, 2025. The proceeds from the state bond funding are presented as a cash inflow in Regulatory Recoveries within operating activities on CL&P’s statement of cash flows.

Yankee Gas Distribution Rate Case: On November 12, 2024, Yankee Gas filed an application with PURA to amend its existing distribution rates for effect on November 1, 2025. Yankee Gas had subsequently amended its rate application to request approval of a distribution rate increase of $193 million. On September 22, 2025, PURA issued a proposed final (draft) decision in Yankee Gas’s distribution rate case that included a distribution rate increase of $55.6 million, effective November 1, 2025.

On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $82.2 million and a total distribution revenue requirement of $802.2 million, effective November 1, 2025. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $95.7 million. The final decision also established an authorized net regulatory ROE of 9.32 percent, adopting a 9.48 percent ROE net of certain reductions totaling 16 basis points, and a 53 percent common equity ratio for Yankee Gas’ capital structure. PURA declined to approve the multi-year performance-based rate making plan that would adjust rates annually as proposed by Yankee Gas. PURA also implemented an annual cap on cost recovery of aging infrastructure replacement spending in the Distribution Integrity Management Program rate mechanism of $139.9 million, in which spending above the annual cap will be deferred for recovery until the next distribution rate case. Yankee Gas is evaluating the need to file a motion for reconsideration within 15 days and an appeal within 45 days of the decision.

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

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 15, 2025, NSTAR Electric submitted its annual PBR Adjustment filing for a $55.1 million increase to base distribution rates and a total base distribution revenue requirement of $1.34 billion for effect on January 1, 2026. The requested base distribution rate increase is comprised of a $25.2 million inflation-based adjustment and a $29.9 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. DPU approval is expected by December 31, 2025.

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On June 16, 2025, NSTAR Gas submitted its annual PBR Adjustment filing for rates to be effective on November 1, 2025. On September 11, 2025, NSTAR Gas updated its filing to request approval of a $162.6 million increase to base distribution rates and a total base distribution revenue requirement of $447.7 million. The base distribution rate increase is comprised of a $10.3 million inflation-based adjustment and, in accordance with the DPU’s final decision in the 2020 NSTAR Gas rate case, a $152.3 million rate-base reset to incorporate capital additions for the period 2021 through 2024, which includes the transfer of GSEP revenues totaling $107.3 million into base rates, as well as other non-GSEP plant additions totaling $45.0 million.

On October 29, 2025, the DPU issued a decision determining that NSTAR Gas was not eligible to increase its distribution rates for the rate base reset because it did not achieve certain performance metrics under its PBR plan. For the rate-base reset, the DPU did not allow the incorporation of non-GSEP plant additions into base rates, which would have resulted in a base rate increase of $45.0 million. The decision stated that these investments can be considered for inclusion in base distribution rates in NSTAR Gas’s next base rate proceeding. The DPU did allow NSTAR Gas to transfer its GSEP revenues through 2024 of $107.3 million for recovery through base distribution rates effective November 1, 2025. The DPU approved the base distribution rate increase of $10.3 million for the inflation-based adjustment. The DPU also approved NSTAR Gas’ mitigation proposal, in which NSTAR Gas will pause recovery of the Gas System Enhancement Adjustment Factor (GSEAF) and reduce the current GSEAF to zero on November 1, 2025 in order to align this decrease with the base rate increase and to mitigate November 1, 2025 bill impacts to customers. NSTAR Gas will begin to recover the remaining 2025 GSEP revenue requirement on May 1, 2026 over 18 months. On November 4, 2025, NSTAR Gas filed a motion requesting the DPU to reconsider its decision denying the rate base reset citing legal concerns and arguing that the decision will ultimately result in higher costs for customers.

NSTAR Electric and EGMA Settlement: On November 3, 2025, EGMA, NSTAR Electric, and the Massachusetts Attorney General’s Office reached a settlement agreement that resolves outstanding issues in multiple open Pension Adjustment Mechanism (PAM) dockets and open Resiliency Tree Work (RTW) dockets and allows recovery of transaction and integration costs related to Eversource’s acquisition of EGMA. The settlement agreement is contingent upon approval from the DPU, which is requested in the fourth quarter of 2025. If approved by the DPU, certain PAM and RTW collections totaling $20.0 million would be refunded to customers over a one-year period beginning January 1, 2026 and the transaction and integration costs of $82.3 million would be collected from customers over a ten year period from the time of the next EGMA rate case.

New Hampshire:

PSNH Distribution Rate Case: On June 11, 2024, PSNH filed an application with the NHPUC for approval of a temporary annual base distribution rate increase. On July 31, 2024, the NHPUC approved a settlement agreement that was reached by PSNH, New Hampshire Department of Energy, and the Office of the Consumer Advocate to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024. Temporary rates were in effect until permanent rates were approved and took effect August 1, 2025.

Also on June 11, 2024, PSNH filed an application with the NHPUC to request an increase in permanent base distribution rates of $181.9 million, which is inclusive of the temporary rate increase. Throughout the course of the proceeding, PSNH amended the requested revenue requirement to account for developments in the case, and arrived at a final proposed rate increase of $103 million, which primarily reflects the removal of deferred storm costs that will be addressed in a separate proceeding. On July 25, 2025, the NHPUC issued its decision on permanent rates and approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase referenced above. The total base distribution revenue requirement effective August 1, 2025 is $519 million. The order also established an authorized regulatory ROE of 9.5 percent with a 50 percent common equity ratio for PSNH’s capital structure.

This revenue requirement also contains an alternative regulation revenue requirement adjustment. This adjustment was part of the NHPUC’s alternative regulatory framework that the NHPUC adopted as an alternative to PSNH’s proposed performance-based regulation plan. The alternative regulatory framework authorizes formulaic annual revenue adjustments on August 1st of 2026, 2027 and 2028. PSNH is required to file its next base distribution rate case for effect in June 2029 and committed not to file its next distribution rate case until 2029. The alternative regulatory framework calculates the annual revenue adjustment using a productivity factor and an adjustment for inflation to provide PSNH with increased revenue for operations. The framework also contains an exogenous events recovery mechanism for certain unforeseen events out of PSNH’s control and exceeding a specified threshold, a performance metric, and an earnings sharing mechanism where PSNH would have to return 75 percent of all revenue back to customers that exceeds 25 basis points more than the authorized ROE of 9.5 percent. Consistent with PSNH’s proposal, lost base revenues for both net metering and energy efficiency were eliminated effective August 1, 2025.

To the extent permanent rates exceed the level of temporary rates, the difference will reconcile back to the date that the temporary rates took effect and the company recovers the difference over a twelve-month term. On August 11, 2025, PSNH filed its recoupment calculation, and on September 10, 2025, the NHPUC issued an order that the recoupment is $9.1 million and will be collected through the RRA regulatory tracking mechanism over a one-year period.

As part of the decision, unrecovered storm costs of $247 million were removed from the rate proceeding for consideration in a separate proceeding. Approval of the ultimate amount of storm costs to be recovered is subject to a separate prudency review that was filed in March of 2024 and is being considered by the NHPUC in a separate dedicated docket, which is at this time complete and awaiting the issuance of an order. Approved storm costs in excess of the amount approved in base rates will be recovered through the Regulatory Reconciliation Adjustment (RRA) regulatory tracking mechanism. The NHPUC increased the level of storm costs recovered in base rates from $12 million to $19 million.

The impact of the rate case decision resulted in a pre-tax benefit to earnings of $15.6 million at PSNH due primarily to the recoupment and the allowed recovery of other deferrals that will be recovered in the RRA. The majority of this amount was recorded as a reduction to amortization expense on PSNH’s statement of income in the third quarter of 2025.

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

The Company has evaluated the impacts of the OBBBA on our consolidated financial statements. The law will not have an impact on Eversource’s tax equity investment in the South Fork Wind project or the Revolution Wind project for which Eversource has remaining financial obligations. The ultimate impact of the law will depend on future guidance from the U.S. Department of the Treasury, the Internal Revenue Service, and state regulatory bodies.

Connecticut: On July 1, 2025, Connecticut enacted Public Act No. 25-173, An Act Concerning Energy Affordability, Access, and Accountability, (Senate Bill No. 4) (the Act), which aims to reduce electric rates for Connecticut retail customers by up to $300 million over the next two years in the public benefits charges on electric bills for hardship protection measures and electric vehicle program costs through the issuance of state bonds that would fully fund these state-mandated program costs in lieu of collecting these amounts in electric rates. The Act authorizes the State of Connecticut to issue up to $125 million in new general obligation bonds for each fiscal year 2026 and 2027 to reduce costs of hardship protection measures charged to retail customers, of which 67 percent of each issuance will be allocated to CL&P, and $30 million for fiscal year 2026 and $20 million for fiscal year 2027 in new general obligation bonds to fund the electric vehicle charging program, of which 80 percent of each issuance will be allocated to CL&P. Rate reductions were implemented prospectively beginning September 1, 2025 in CL&P’s revenue adjustment mechanism.

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

On October 20, 2025, Governor Lamont nominated four new PURA commissioners who, along with an existing commissioner, enable the agency to now operate with the maximum number of commissioners. The four nominees will serve in an interim capacity until they are confirmed by the legislature.

PFAS Settlements: Aquarion opted into class-action settlements with the defendants 3M Company, E.I. duPont de Nemours and Company, Tyco Fire Products LP, and BASF Corporation. These settlement agreements were entered to resolve claims of per- and polyfluoroalkyl substances (PFAS) contamination in the drinking water provided by public water systems. In July 2024 and April 2025, Aquarion and other qualifying class members submitted claims to receive settlement awards; these awards were allocated based on the overall number of claimants, PFAS concentrations and flow rates of water sources, and a variety of other factors. The final, total recovery from these settlements is unknown and will be based on the Claims Administrator’s review of the submitted claims and the subsequent allocation procedures. Aquarion anticipates receiving recovery from 3M Company over the next nine years and from E.I. duPont de Nemours and Company over the next two years. The schedule for BASF Corporation and Tyco Fire Products LP are unknown at this time. Aquarion has received $11.7 million of proceeds in 2025. Proceeds from the settlements will be used to fund capital expenditures.

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

Refer to Note 9D, “Commitments and Contingencies - Offshore Wind Contingent Liability,” to the financial statements for further discussion of the critical accounting estimates surrounding the offshore wind contingent liability.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
Operating Revenues	$3,220.6	$3,063.2	$157.4	$10,177.0	$8,929.3	$1,247.7
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,049.3	917.9	131.4	3,208.3	2,995.2	213.1
Operations and Maintenance	518.3	510.4	7.9	1,473.3	1,437.8	35.5
Depreciation	395.4	366.1	29.3	1,160.6	1,060.7	99.9
Amortization	108.2	244.0	(135.8)	672.8	127.5	545.3
Energy Efficiency Programs	173.1	148.0	25.1	565.9	506.8	59.1
Taxes Other Than Income Taxes	287.6	264.4	23.2	818.0	740.4	77.6
Total Operating Expenses	2,531.9	2,450.8	81.1	7,898.9	6,868.4	1,030.5
Operating Income	688.7	612.4	76.3	2,278.1	2,060.9	217.2
Interest Expense	318.1	300.6	17.5	912.1	822.7	89.4
Losses on Offshore Wind	284.0	464.0	(180.0)	284.0	464.0	(180.0)
Other Income, Net	85.8	112.6	(26.8)	273.5	318.9	(45.4)
Income/(Loss) Before Income Tax Expense	172.4	(39.6)	212.0	1,355.5	1,093.1	262.4
Income Tax Expense	(197.0)	76.6	(273.6)	78.8	348.4	(269.6)
Net Income/(Loss)	369.4	(116.2)	485.6	1,276.7	744.7	532.0
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income/(Loss) Attributable to Common Shareholders	$367.5	$(118.1)	$485.6	$1,271.1	$739.1	$532.0

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended September 30:	2025	2024		2025	2024		2025	2024
Traditional	2,061	2,125	(3.0)%	—	—	—%	591	563	5.0%
Decoupled	11,666	11,796	(1.1)%	16,986	16,633	2.1%	8,184	7,751	5.6%
Total Sales Volumes	13,727	13,921	(1.4)%	16,986	16,633	2.1%	8,775	8,314	5.5%

Nine Months Ended September 30:
Traditional	5,907	5,908	—%	—	—	—%	1,275	1,283	(0.6)%
Decoupled	32,729	32,435	0.9%	111,433	102,982	8.2%	18,726	18,257	2.6%
Total Sales Volumes	38,636	38,343	0.8%	111,433	102,982	8.2%	20,001	19,540	2.4%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Electric Distribution	$85.1	$801.2
Natural Gas Distribution	39.9	342.6
Electric Transmission	36.1	110.7
Water Distribution	2.1	5.8
Other	13.6	19.6
Eliminations	(19.4)	(32.2)
Total Operating Revenues	$157.4	$1,247.7

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues:
•Base electric distribution revenues increased $28.2 million and $90.5 million for the three and nine month periods, due primarily to base distribution rate increases at PSNH effective August 1, 2024 and August 1, 2025 and at NSTAR Electric effective January 1, 2025.
•Base natural gas distribution revenues increased $20.9 million and $100.6 million for the three and nine month periods, due primarily to base distribution rate increases effective November 1, 2024 at EGMA and at NSTAR Gas.

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 23, 2024, the DPU approved a $55.8 million increase to base distribution rates for effect on January 1, 2025.

On July 31, 2024, the NHPUC approved a settlement agreement to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024 at PSNH. On July 25, 2025, the NHPUC approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase.

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

The variance in tracked distribution revenues for the three and nine month periods is due primarily to the following:

	Electric Distribution		Natural Gas Distribution
(Millions of Dollars)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Retail Tariff Tracked Revenues:
Energy supply procurement	$(7.2)	$(180.5)	$8.6	$144.2
CL&P NBFMCC	(76.9)	267.2	—	—
CL&P SBC	(9.9)	143.7	—	—
Retail transmission	86.0	152.9	—	—
Energy efficiency	24.7	(19.1)	10.7	60.7
Other distribution tracking mechanisms	(3.6)	98.3	(1.4)	17.2
Wholesale Market Sales Revenue	46.8	252.4	0.6	18.7

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decreases in energy supply procurement within electric distribution for the three and nine month periods were driven by lower average prices, partially offset by higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the nine month period was driven by higher average prices and higher average supply-related sales volumes.

The variance in CL&P’s NBFMCC revenues for the three and nine month periods was driven by changes in the retail NBFMCC rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The rate changes primarily resulted from the timing of recovery of net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants. The average NBFMCC rates are as follows:

	Effective Date
	September 1, 2023	July 1, 2024	September 1, 2024	May 1, 2025	September 1, 2025
Average NBFMCC Rate	$0.00293	$0.03906	$0.04290	$0.02109	$0.01675

The increase in electric distribution wholesale market sales revenue for the three and nine month periods was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $48.79 per MWh and $64.09 per MWh for the three and nine months ended September 30, 2025, as compared to $37.14 per MWh and $34.89 per MWh for the same periods in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

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

Electric Transmission Revenues:  Electric transmission revenues increased $36.1 million and $110.7 million for the three and nine month periods, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Energy supply procurement costs	$0.2	$(171.7)
Other electric distribution costs	50.6	106.2
Natural gas supply costs	3.5	140.3
Transmission costs	79.3	145.7
Eliminations	(2.2)	(7.4)
Total Purchased Power, Purchased Natural Gas and Transmission	$131.4	$213.1

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The increase in other electric distribution costs for the three month period is due primarily to higher long-term contractual energy-related costs and the cost of renewable energy credits that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, higher stranded costs resulting from lower Regional Greenhouse Gas Initiative (RGGI) proceeds received at PSNH, which are credited back to customers, and an increase in the long-term renewable energy purchase contract cost deferral at NSTAR Electric.

The increase in other electric distribution costs for the nine month period is due primarily to an increase in the long-term renewable energy purchase contract cost deferral and in net metering costs at NSTAR Electric, higher long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and higher net metering costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average prices and an increase in the retail cost deferral, partially offset by lower average purchased volumes. Total natural gas costs increased for the nine month period due primarily to higher average prices and higher average purchased volumes, partially offset by a decrease in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system. The increase in transmission costs for the three month period was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments and an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. These increases were partially offset by a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers. The increase in transmission costs for the nine month period is the result of an increase in costs billed by ISO-NE that support regional grid investments, partially offset by a decrease in the retail transmission cost deferral and a decrease in the Local Network Service charge.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses (including labor and benefits)	$7.7	$7.6
Shared corporate costs (including IT system depreciation at Eversource Service)	6.2	11.0
Storm costs	5.0	3.2
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	0.6	(9.0)
Uncollectible Expense	(6.5)	(0.4)
General corporate costs (including vendor services in corporate areas, insurance, fees and assessments)	(3.9)	—
Total Base Electric Distribution (Non-Tracked Costs)	9.1	12.4
Tracked Electric Costs (Electric Distribution and Electric Transmission)	13.8	22.2
Total Electric Distribution and Electric Transmission	22.9	34.6
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase for nine months ended due primarily to higher uncollectible expense and employee-related expenses	(0.7)	19.6
Tracked Costs	1.0	6.1
Total Natural Gas Distribution	0.3	25.7
Water Distribution	1.3	(2.7)
Eversource Parent and Other Companies - other operations and maintenance	(0.4)	1.1
Eliminations	(16.2)	(23.2)
Total Operations and Maintenance	$7.9	$35.5

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

The variance in Amortization for the three and nine month periods is due primarily to the deferral adjustments of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism and the SBC mechanism), NSTAR Electric and PSNH (included in the stranded cost recovery mechanism), which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, as well as the impact of the PSNH rate case decision. The rate case decision allowed for the recoupment of temporary rates and the allowed recovery of other deferrals resulting in a pre-tax benefit to earnings of $15.6 million, the majority of which was recorded as a reduction to amortization expense on the statement of income in the third quarter of 2025.

For the nine month period, the CL&P non-bypassable FMCC retail rates in effect were higher than those in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in a corresponding increase to amortization expense of $451.5 million for the CL&P non-bypassable FMCC deferral adjustment.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense increased for the three and nine month periods due primarily to the deferral adjustment and higher program spending.

Taxes Other Than Income Taxes expense increased for the three and nine month periods due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher mill rates at NSTAR Electric and higher Connecticut gross earnings taxes.

Interest Expense increased for the three and nine month periods due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Long-term debt	$15.5	$62.5
Absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024	14.6	69.3
Capitalized AFUDC related to debt funds	(4.1)	(3.0)
Amortization of debt discounts and premiums, net	1.3	3.9
Regulatory deferrals	(9.2)	(47.9)
Short-term notes payable	(0.8)	4.3
RRBs	(0.4)	(1.2)
Other	0.6	1.5
Total Interest Expense	$17.5	$89.4

Losses on Offshore Wind for the three and nine months ended 2025 relates to the pre-tax charge of $284 million associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with GIP for the South Fork Wind and Revolution Wind projects recorded in the third quarter of 2025. Losses on Offshore Wind for the three and nine months ended 2024 relates to the loss recorded on the third quarter 2024 sales of our equity method offshore wind investments. See "Earnings Overview — Offshore Wind Contingent Liability" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Income, Net decreased for the three and nine month periods due primarily to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$4.0	$14.3
Interest Income (primarily on regulatory deferrals)	(9.5)	(11.8)
Capitalized AFUDC related to equity funds	(3.0)	(4.0)
Equity in Earnings of Unconsolidated Affiliates	(12.6)	(32.8)
Investment Income/(Loss)	(0.7)	(5.0)
Other	(5.0)	(6.1)
Total Other Income, Net	$(26.8)	$(45.4)

Income Tax Expense decreased for the three month period due primarily to a decrease in reserves ($384.5 million), a decrease in return to provision adjustments ($23.4 million), and a decrease in amortization of EDIT ($4.9 million), partially offset by higher pre-tax earnings ($44.5 million), higher state taxes ($65.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($29.1 million).

Income Tax Expense decreased for the nine month period due primarily to a decrease in reserves ($384.5 million), a decrease in return to provision adjustments ($23.4 million), and a decrease in amortization of EDIT ($3.9 million), partially offset by higher pre-tax earnings ($55.1 million), higher state taxes ($75.3 million), higher share-based payment tax deficiency ($0.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($11.2 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2025 and 2024 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)
Operating Revenues	$4,035.9	$3,431.2	$604.7	$3,012.7	$2,870.2	$142.5	$1,002.3	$955.5	$46.8
Operating Expenses:
Purchased Power and Transmission	1,409.6	1,516.1	(106.5)	868.8	818.0	50.8	187.1	169.8	17.3
Operations and Maintenance	611.0	593.1	17.9	538.5	526.3	12.2	211.8	207.3	4.5
Depreciation	322.8	302.0	20.8	330.4	301.8	28.6	125.8	114.4	11.4
Amortization of Regulatory Assets/(Liabilities), Net	529.3	(73.5)	602.8	97.4	120.8	(23.4)	45.5	101.9	(56.4)
Energy Efficiency Programs	129.9	114.6	15.3	205.4	222.2	(16.8)	35.3	33.0	2.3
Taxes Other Than Income Taxes	343.6	316.0	27.6	236.7	205.8	30.9	80.8	71.8	9.0
Total Operating Expenses	3,346.2	2,768.3	577.9	2,277.2	2,194.9	82.3	686.3	698.2	(11.9)
Operating Income	689.7	662.9	26.8	735.5	675.3	60.2	316.0	257.3	58.7
Interest Expense	151.5	180.1	(28.6)	183.7	164.9	18.8	65.2	62.7	2.5
Other Income, Net	40.1	61.4	(21.3)	141.1	143.0	(1.9)	33.5	22.9	10.6
Income Before Income Tax Expense	578.3	544.2	34.1	692.9	653.4	39.5	284.3	217.5	66.8
Income Tax Expense	148.8	142.4	6.4	163.7	151.3	12.4	72.9	53.9	19.0
Net Income	$429.5	$401.8	$27.7	$529.2	$502.1	$27.1	$211.4	$163.6	$47.8

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2025	2024	Percentage Increase/(Decrease)
CL&P	15,375	15,363	0.1%
NSTAR Electric	17,354	17,072	1.7%
PSNH	5,907	5,908	—%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $604.7 million at CL&P, $142.5 million at NSTAR Electric, and $46.8 million at PSNH for the nine month period.

Base Distribution Revenues:
•CL&P's distribution revenues were flat for the nine month period.
•NSTAR Electric's distribution revenues increased $43.2 million for the nine month period due to a base distribution rate increase effective January 1, 2025.
•PSNH's distribution revenues increased $47.3 million for the nine month period due primarily to base distribution rate increases effective August 1, 2024 and August 1, 2025.

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

The variance in tracked distribution revenues for the nine month period is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(89.6)	$(85.3)	$(5.6)
CL&P NBFMCC	267.2	—	—
CL&P SBC	143.7	—	—
Retail transmission	8.9	99.7	44.3
Energy efficiency	0.7	(14.6)	(5.2)
Other distribution tracking mechanisms	56.2	78.1	(36.0)
Wholesale Market Sales Revenue	219.5	34.8	(1.9)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement at CL&P for the nine month period was driven by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric for the nine month period was driven by lower average supply-related sales volumes and lower average prices. The decrease in energy supply procurement at PSNH for the nine month period was driven by lower average supply-related sales volumes, partially offset by higher average prices.

The variance in CL&P’s NBFMCC revenues for the nine month period was driven by changes in the retail NBFMCC rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The rate changes primarily resulted from the timing of recovery of net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants. The average NBFMCC rates are as follows:

	Effective Date
	September 1, 2023	July 1, 2024	September 1, 2024	May 1, 2025	September 1, 2025
Average NBFMCC Rate	$0.00293	$0.03906	$0.04290	$0.02109	$0.01675

The increase in electric distribution wholesale market sales revenue for the nine month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $64.09 per MWh for the nine months ended September 30, 2025, as compared to $34.89 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

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

Transmission Revenues: Transmission revenues increased $37.0 million at CL&P, $42.6 million at NSTAR Electric, and $31.1 million at PSNH for the nine month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $38.7 million at CL&P, $56.5 million at NSTAR Electric, and $23.4 million at PSNH for the nine month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(86.6)	$(79.4)	$(5.7)
Other electric distribution costs	14.3	87.9	4.0
Transmission costs	4.5	98.8	42.4
Eliminations	(38.7)	(56.5)	(23.4)
Total Purchased Power and Transmission	$(106.5)	$50.8	$17.3

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at NSTAR Electric is due to an increase in the long-term renewable energy purchase contract cost deferral and higher net metering costs, at CL&P is due to higher long-term contractual energy-related costs and the cost of renewable energy credits that are recovered in the non-bypassable component of the FMCC mechanism, and at PSNH is due to higher net metering costs.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system.

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
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in costs billed by ISO-NE that support regional grid investments and an increase in the retail transmission cost deferral. These increases were partially offset by a decrease in Local Network Service charges.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, an increase in Local Network Service charges, and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$5.9	$(3.2)	$0.5
Uncollectible Expense	4.7	(5.2)	0.1
Shared corporate costs (including IT system depreciation at Eversource Service)	2.7	6.9	1.4
Employee-related expenses (including labor and benefits)	2.1	6.6	(1.1)
Vegetation Management	(5.3)	(4.1)	7.8
General corporate costs (including vendor services in corporate areas, insurance, fees and assessments)	(5.2)	3.3	1.9
Operations-related expenses (including vendor services, vehicles and materials)	(2.7)	(2.1)	(2.6)
Total Base Electric Distribution (Non-Tracked Costs)	2.2	2.2	8.0
Total Tracked Costs	15.7	10.0	(3.5)
Total Operations and Maintenance	$17.9	$12.2	$4.5

Depreciation expense increased for the nine month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets/(Liabilities), Net for the nine month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism and the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rates in effect were higher than those in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in a corresponding increase to amortization expense of $451.5 million for the CL&P non-bypassable FMCC deferral adjustment for the nine month period.
•The variance at NSTAR Electric was due primarily to the deferral adjustment of costs included in the solar facilities and advanced metering infrastructure regulatory mechanisms, partially offset by the deferral adjustment of energy-related and other tracked costs that are included in the grid modernization regulatory mechanism and higher amortization of storm costs recovered in rates.

•The variance at PSNH was due to the deferral adjustment of energy-related and other tracked costs that are included in the stranded cost recovery mechanism as well as the impact of the PSNH rate case decision. The rate case decision allowed for the recoupment of temporary rates and the allowed recovery of other deferrals resulting in a pre-tax benefit to earnings of $15.6 million, the majority of which was recorded as a reduction to amortization expense on the statement of income in the third quarter of 2025.

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
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances and higher mill rates.
•The increase at PSNH was due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$16.1	$36.5	$7.6
Capitalized AFUDC related to debt funds	(7.4)	(0.9)	2.3
Amortization of debt discounts and premiums, net	0.8	1.1	0.2
Regulatory deferrals	(26.1)	(15.2)	(3.3)
Short-term notes payable	(12.2)	(2.8)	(3.0)
RRBs	—	—	(1.2)
Other	0.2	0.1	(0.1)
Total Interest Expense	$(28.6)	$18.8	$2.5

Other Income, Net - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$5.5	$6.3	$2.0
Interest Income (primarily on regulatory deferrals)	(13.8)	(3.6)	3.3
Capitalized AFUDC related to equity funds	(13.0)	(1.3)	5.5
Investment Income/(Loss)	(0.1)	(3.4)	(0.2)
Other	0.1	0.1	—
Total Other Income, Net	$(21.3)	$(1.9)	$10.6

Income Tax Expense - the variance is due primarily to the following:

•The increase at CL&P was due primarily to higher pre-tax earnings ($7.1 million), higher share-based payment tax deficiency ($0.2 million), higher state taxes ($4.4 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($5.8 million), partially offset by an increase in amortization of EDIT ($1.0 million), a decrease in return to provision adjustments ($1.3 million), and a decrease in reserves ($8.8 million).
•The increase at NSTAR Electric was due primarily to higher pre-tax earnings ($8.2 million), higher state taxes ($2.5 million), higher share-based payment tax deficiency ($0.3 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.4 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($14.0 million), higher state taxes ($3.6 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.2 million), partially offset by an increase in amortization of EDIT ($0.8 million).

EARNINGS SUMMARY

CL&P's earnings increased $27.7 million for the nine month period due primarily to higher revenues from its capital tracking mechanism due to increased electric system improvements and an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense. The earnings increase was partially offset by higher depreciation expense, lower net interest income on regulatory deferrals, and higher property tax expense.

NSTAR Electric's earnings increased $27.1 million for the nine month period due primarily to higher revenues as a result of the base distribution rate increase effective January 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, and higher earnings from its AMI tracking mechanism. The earnings increase was partially offset by higher interest expense on long-term debt, higher property tax expense, and lower net interest income on regulatory deferrals.

PSNH's earnings increased $47.8 million for the nine month period due primarily to higher revenues as a result of the base distribution rate increases effective August 1, 2024 and August 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, and the impact of the rate case decision in July 2025. The earnings increase was partially offset by higher operations and maintenance expense and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $1.13 billion for the nine months ended September 30, 2025, as compared to $390.2 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and the SBC regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rates in effect for the 2025 period were higher than those set in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in an improvement to operating cash flows of $451.5 million for the nine month period. Higher collections from the SBC mechanism resulted in a cash flow improvement of $136.8 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities), Net on the statements of cash flows. Additionally, CL&P received general obligation bond proceeds from the State of Connecticut for the reimbursement of hardship costs and for electric vehicle charging program costs of $107.8 million in the third quarter of 2025, which are reflected in Regulatory Recoveries. Operating cash flows were also favorably impacted by the timing of cash collections on our accounts receivable, a decrease of $61.1 million in cash payments to vendors for storm costs, and the timing of other working capital items. These favorable impacts were partially offset by a decrease of $310.5 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024, and the timing of cash payments made on our accounts payable.

NSTAR Electric had cash flows provided by operating activities of $821.3 million for the nine months ended September 30, 2025, as compared to $572.2 million in the same period of 2024. The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for energy supply costs, net metering costs and other regulatory tracking mechanisms, a decrease of $115.6 million in cash payments to vendors for storm costs, and the timing of cash payments made on our accounts payable. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by an increase of $44.8 million in income tax payments made in 2025 compared to 2024, an increase in cost of removal expenditures, the timing of cash collections on our accounts receivable, and the timing of other working capital items.

PSNH had cash flows provided by operating activities of $358.3 million for the nine months ended September 30, 2025, as compared to $205.2 million in the same period of 2024.  The increase in operating cash flows was due primarily to a decrease of $85.5 million in cash payments to vendors for storm costs, an improvement in regulatory recoveries driven primarily by the timing of collections for retail and wholesale transmission costs and other regulatory tracking mechanisms, the timing of cash collections on our accounts receivable, a decrease in cost of removal expenditures, the timing of cash payments made on our accounts payable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by a decrease of $106.9 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024.

For further information on CL&P's, NSTAR Electric's and PSNH's liquidity and capital resources, see "Liquidity" and "Business Development and Capital Expenditures" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our regulated companies enter into energy contracts to serve our customers, and the economic impacts of those contracts are passed on to our customers. Accordingly, the regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large-scale energy-related transactions entered into by its regulated companies.

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of September 30, 2025, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2025, our regulated companies held collateral (letters of credit or cash) of $14.0 million from counterparties related to our standard service contracts.  As of September 30, 2025, Eversource had $44.1 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2025 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2025	—	$—	—	—
August 1 - August 31, 2025	—	—	—	—
September 1 - September 30, 2025	2,436	70.45	—	—
Total	2,436	$70.45	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Twenty-Third Supplemental Indenture, between Eversource and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of October 1, 2025 (Exhibit 4.1, Eversource Current Report on Form 8-K filed on October 17, 2025, File No. 001-05324)

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 5.20% Debenture due March 1, 2035 (Exhibit 4.2, NSTAR Electric Company Current Report on Form 8-K filed on February 26, 2025, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 6, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2025	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer