Form 10-K
period 2025-12-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2026-02-17
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2025) was $23,590,442,517 based on a closing market price of $63.62 per share for the 370,802,303 common shares outstanding held by non-affiliates on June 30, 2025.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2026
Eversource Energy Common Shares, $5.00 par value	375,496,611	shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares

NSTAR Electric Company Common Stock, $1.00 par value	200	shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

Documents Incorporated by Reference

Portions of the Eversource Energy and Subsidiaries 2024 combined Annual Report on Form 10-K and portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2026, are incorporated by reference into Parts II and III of this Report.

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

2025 FORM 10-K ANNUAL REPORT

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

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "pending," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyber events or breaches, including acts of war or terrorism, affecting our systems or the systems of third parties on which we rely,
•unauthorized access to, and the misappropriation of, confidential and proprietary Company, customer, employee, financial or system operating information,
•actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•changes in laws, regulations, Presidential executive orders or regulatory policy, including compliance with laws and regulations, which may impact the cost of compliance and strategic initiatives of the Company,
•adverse publicity, which can harm our reputation, influence legislative and regulatory bodies, and result in unfavorable outcomes,
•variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for these projects,
•the ability to qualify for investment tax credits,
•extreme weather, including severe storms, due to the impacts of climate change, and fluctuations in weather patterns,
•adequacy, contamination of, or disruption in, our water supplies,
•physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric, natural gas, and water distribution systems,
•ability or inability to commence and complete our major strategic development projects and opportunities,
•breakdown, failure of, or damage to operating equipment, information technology systems, or processes of our transmission and distribution systems,
•changes in levels or timing of capital expenditures, including unplanned expenditures and increased capital expenditure requirements,
•changes in business conditions, which could include disruptive technology or development of alternative energy sources related to our current or future business model,
•substandard performance of third-party suppliers and service providers, or counterparties not meeting their obligations,
•limits on our access to, or increases in, the cost of capital, including disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,
•changes in economic conditions, including impact on interest rates, tax policies, tariffs and customer demand and payment ability,
•changes in accounting standards and financial reporting regulations,
•actions of rating agencies, and
•other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and are updated as necessary and available on our Investor Relations website at investors.eversource.com and on the SEC’s website at www.sec.gov, and we encourage you to consult such disclosures.

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

•Yankee Gas Services Company (Yankee Gas), a regulated natural gas utility that serves residential, commercial and industrial customers in parts of Connecticut; and

•Aquarion Company (Aquarion), a utility holding company that owns five separate regulated water utility subsidiaries and collectively serves residential, commercial, industrial, and municipal and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire. For information regarding the sale status of Aquarion, regulatory denial and subsequent appeal, see "Business Development and Capital Expenditures – Aquarion Sale Status and Regulatory Denial" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Eversource’s previous offshore wind business included 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC. In the third quarter of 2024, Eversource sold its interest in these entities, and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. Eversource’s current offshore wind business is now comprised only of a noncontrolling tax equity investment in South Fork Wind. For more information, see Note 13G, "Commitments and Contingencies – Offshore Wind Sale and Contingent Liability," in the accompanying Item 8, Financial Statements and Supplementary Data.

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

ELECTRIC DISTRIBUTION – CONNECTICUT – THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2025, CL&P furnished retail franchise electric service to approximately 1.32 million customers in 157 cities and towns in Connecticut. CL&P does not own any electric generation facilities.

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

Under Connecticut law, all of CL&P's customers are entitled to choose their energy suppliers, while CL&P remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, CL&P purchases power on behalf of, and passes the related cost, without mark-up, through to those customers under standard service (SS) rates for customers with less than 500 kilowatts of demand (residential customers and small and medium commercial and industrial customers), and supplier of last resort service (LRS) rates for customers with 500 kilowatts or more of demand (larger commercial and industrial customers). CL&P charges customers only the amount that it pays generators for producing electricity and does not earn a return on the cost of electricity.

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

CL&P is required by both state legislation and regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the FMCC rate. CL&P does not earn any return from these PPAs.

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

A summary of CL&P's retail revenues, grouped by customer bill rate components described above, are as follows:

	For the Years Ended December 31,
CL&P (Millions of Dollars)	2025		2024		Increase/ (Decrease)	Return Included in Customer Rates
Retail Tariff Sales Revenues	Amount	%	Amount	%
Supply	$1,050.0	25%	$1,094.1	29%	$(44.1)	pass through costs; no return
Local Delivery	1,425.1	34%	1,354.5	35%	70.6	includes return on investments
Public Benefits	959.3	23%	709.5	19%	249.8	pass through costs; required by legislation and regulation
Transmission	721.0	17%	664.6	17%	56.4	includes return on investments
Total Retail Tariff Sales Revenues	$4,155.4		$3,822.7		$332.7

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

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. During 2025, CL&P supplied approximately 50 percent of its customer load at SS or LRS rates while the other 50 percent of its customer load had migrated to competitive energy suppliers.  In terms of the total number of CL&P customers, this equates to 19 percent being on competitive supply, while 81 percent remain with SS or LRS. Because customer migration is limited to energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

As approved by PURA, CL&P periodically enters into full requirements supply contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements supply contracts for LRS loads every three months. If CL&P does not obtain full requirements supply contracts for 100 percent of the customer load for any period, it is authorized by PURA to meet the remaining load obligations directly through the ISO-NE wholesale markets. Currently, CL&P has full requirements supply contracts in place for 100 percent of its SS load for the first half of 2026. For the second half of 2026, CL&P has 60 percent of its SS load under full requirements supply contracts and intends to purchase an additional 40 percent of full requirements. None of the SS load for 2027 has been procured. CL&P obtained a full requirements supply contract for its LRS load through March 2026 and intends to purchase 100 percent of full requirements for LRS for the remainder of 2026. CL&P is prepared to self-manage the LRS load if unable to obtain full requirements supply contracts for LRS.

ELECTRIC DISTRIBUTION – MASSACHUSETTS – NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2025, NSTAR Electric furnished retail franchise electric service to approximately 1.62 million customers in 159 cities and towns in eastern and western Massachusetts, including Boston, Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area.

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

Under Massachusetts law, all customers of NSTAR Electric are entitled to choose their energy suppliers, while NSTAR Electric remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, NSTAR Electric purchases power from competitive suppliers on behalf of, and passes the related cost without mark-up through to, those customers (basic service). Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  NSTAR Electric charges customers only the amount that it pays generators for producing electricity and does not earn a return on the cost of electricity.

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

Service Quality Metrics: NSTAR Electric is subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2025 performance as the company achieved results at or above target for all of its SQ metrics in 2025.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own generation assets (other than 70 MW of solar power facilities that produce energy that is sold into the ISO-NE market) and purchases its energy supply requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. As approved by the DPU, NSTAR Electric enters into supply contracts for basic service for approximately 20 percent of its residential and 15 percent of its small commercial and industrial (C&I) customers twice per year for twelve-month terms. NSTAR Electric enters into supply contracts for basic service for two percent of its large C&I customers every three months.

During 2025, NSTAR Electric supplied approximately 12 percent of its overall customer load at basic service rates. The remaining 88 percent of its overall customer load was served either by municipal aggregation or competitive supply. Because customer migration is limited to energy supply service, it has no impact on NSTAR Electric’s electric distribution business or its operating income.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2025, PSNH furnished retail franchise electric service to approximately 549,000 retail customers in 206 cities and towns in New Hampshire. PSNH does not own any electric generation facilities.

Rates

PSNH is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers.  For those customers who do not choose a competitive energy supplier, PSNH purchases power on behalf of, and passes the related cost without mark-up through to, those customers (default energy service). PSNH charges customers only the amount that it pays generators for producing electricity and does not earn a return on the cost of electricity.

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

•A Regulatory Reconciliation Adjustment (RRA) that reconciles the difference between certain estimated and actual costs included in base distribution rates, including costs related to regulatory assessments, property tax expenses, the New Start Arrearage Forgiveness Program, and unrecovered storm costs in excess of the Major Storm Cost Reserve, once approved. Additionally, the RRA recovers approved rate case expense, as well as historical amounts for New Start and Fee Free program costs.

Distribution Rate Case: PSNH's distribution rates were established in a July 2025 NHPUC-approved rate case, with rates effective August 1, 2025. As part of the NHPUC’s alternative regulatory framework, PSNH is authorized three formulaic annual revenue adjustments on August 1, 2026, 2027 and 2028. PSNH is required to file its next base distribution rate case for effect in June 2029. The alternative regulatory framework also contains an exogenous events recovery mechanism for certain unforeseen events out of PSNH’s control and exceeding a specified threshold, a performance metric, and an earnings sharing mechanism where PSNH would return 75 percent of all revenue back to customers that exceeds 25 basis points more than the authorized ROE of 9.5 percent. For further information, see "Regulatory Developments and Rate Matters - New Hampshire" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sources and Availability of Electric Power Supply

PSNH does not own any generation assets and as approved by the NHPUC, purchases energy supply from a variety of competitive suppliers for its energy service customers through requests for proposals issued twice per year, for six-month terms, for approximately 56 percent of its residential and small C&I customers and for 18 percent of its large C&I customers. As required by the NHPUC, PSNH purchased 50 percent of its residential and small C&I customer load and 100 percent of its medium C&I and large C&I customer load through direct wholesale market participation for the second half of 2025.

During 2025, PSNH supplied approximately 56 percent of its customer load at default energy service rates while the other 44 percent of its customer load had migrated to competitive energy suppliers. Because customer migration is limited to energy supply service, it has no impact on PSNH’s electric distribution business or its operating income.

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

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes. Under our FERC-approved tariff, investments in net utility plant generally enter rate base after they are placed in commercial operation. At the end of 2025, our estimated transmission rate base was approximately $11.3 billion, including approximately $4.6 billion at CL&P, $4.4 billion at NSTAR Electric, and $2.3 billion at PSNH.

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

During 2019 and 2020, FERC also issued multiple decisions in two pending transmission ROE complaints against the Midcontinent ISO (MISO) transmission owners, in which FERC adopted new methodologies for determining base ROEs. On August 9, 2022, the Court issued a decision vacating these MISO ROE FERC decisions and remanded to FERC to reopen the proceedings. On October 17, 2024, FERC issued an order on the remand of the MISO ROE proceedings. On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing.

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

NATURAL GAS DISTRIBUTION SEGMENT

Our natural gas businesses are engaged in the distribution and sale of natural gas to customers. NSTAR Gas distributes natural gas to approximately 306,000 customers in 59 communities in central and eastern Massachusetts. EGMA distributes natural gas to approximately 335,000 customers in 66 communities throughout Massachusetts. Yankee Gas distributes natural gas to approximately 256,000 customers in 85 cities and towns in Connecticut. Total throughput (sales and transportation) in 2025 was approximately 69.9 Bcf for NSTAR Gas, 56.6 Bcf for EGMA, and 61.6 Bcf for Yankee Gas.

NSTAR Gas, EGMA and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  Our natural gas businesses provide uninterruptible (or firm) natural gas sales and transportation service to eligible retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, as well as commercial and industrial customers who rely on natural gas for space heating, hot water, cooking and commercial and industrial applications and who choose to purchase natural gas from our natural gas businesses.

Firm transportation service is offered to customers who purchase natural gas from sources other than NSTAR Gas, EGMA or Yankee Gas. All NSTAR Gas and EGMA retail customers have the ability to choose to purchase gas from third-party marketers under the Massachusetts Retail Choice program. In the past year in Massachusetts, Retail Choice represented only approximately one percent of the total residential load, while Retail Choice represented approximately 40 percent of the total commercial and industrial load. Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. For customers who purchase natural gas from NSTAR Gas, EGMA and Yankee Gas, the purchased natural gas commodity cost is passed through to those customers without mark-up. NSTAR Gas, EGMA and Yankee Gas do not earn a return on the cost of purchased gas.

Interruptible transportation and interruptible natural gas sales service is offered to certain customers. NSTAR Gas and EGMA offer interruptible transportation and natural gas sales service to high volume commercial and industrial customers. Yankee Gas offers interruptible transportation and natural gas sales service to commercial and industrial customers who have the ability to switch from natural gas to an alternate fuel on short notice. NSTAR Gas, EGMA and Yankee Gas can interrupt service to these customers during peak demand periods or at any other time to maintain distribution system integrity.

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

•A local distribution adjustment clause (LDAC) at NSTAR Gas and EGMA that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, credits related to the Tax Cuts and Jobs Act of 2017, costs of the gas system enhancement program designed to accelerate the replacement of certain natural gas distribution facilities (GSEP), costs associated with low income customers, and costs associated with a geothermal pilot program.  The LDAC is reset annually with any difference being recovered from, or refunded to, customers during the following period and provides for the recovery of certain costs applicable to both sales and transportation customers.

•A Conservation Adjustment Mechanism (CAM) at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from, or refunded to, customers with carrying charges during the following year.

•A Gas System Improvement (GSI) reconciliation mechanism at Yankee Gas, which collects the cost of core capital plant in service above and beyond the level that is recovered through the distribution charge. The GSI is adjusted and reconciled annually, with any differences refunded to, or recovered from, customers. A Distribution Integrity Management Program (DIMP) reconciliation mechanism at Yankee Gas, which collects the cost of capital to replace aging infrastructure. The DIMP is adjusted and reconciled annually, with any differences refunded to, or recovered from, customers.

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

•A RDM at Yankee Gas that reconciles annual base distribution rate recovery amounts recovered from customers to the pre-established level of baseline distribution delivery service revenue requirement approved by the PURA. The pre-established level of baseline distribution delivery service revenue requirement is also subject to adjustment in accordance with provisions of the November 2025 Yankee Gas distribution rate case.

Distribution Rate Cases and Settlement Agreements:
NSTAR Gas: NSTAR Gas distribution rates were established in an October 2020 DPU-approved rate case, with rates effective November 1, 2020. The DPU also approved a 10-year PBR plan through November 1, 2030, which includes inflation-based adjustments to annual base distribution amounts effective annually beginning November 1, 2021. On December 30, 2025, NSTAR Gas and the Massachusetts Office of the Attorney General reached a joint settlement agreement that allowed for the reinstatement of a rate base reset in base distribution rates effective January 1, 2026, for NSTAR Gas to not petition for a rate case with new rates effective December 1, 2026, and for continuation of NSTAR Gas’ PBR program through November 1, 2030. The settlement agreement was approved by the DPU on January 16, 2026. For further information, see "Regulatory Developments and Rate Matters - Massachusetts" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Yankee Gas: Yankee Gas distribution rates were established in a November 5, 2025 PURA-approved rate case, which included a distribution rate increase effective November 1, 2025. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Massachusetts Future of Gas: In October 2020, the DPU opened Docket "DPU 20-80 The Future of Gas" to examine the role of Massachusetts natural gas local distribution companies (LDCs) in helping to meet the state’s 2050 climate goals. In December 2023, the DPU ordered that it would consider and, in some cases, require new processes and analysis for traditional natural gas investments, which may require significant changes to the LDC planning process and business models. On April 2, 2024, the DPU ordered the LDCs to implement the inclusion of a Non-Gas Pipeline Alternatives (NPA) analysis on all project authorizations and that each LDC submit climate compliance plans every five years beginning April 1, 2025 that include performance metrics to promote the achievement of climate targets. The climate compliance plan filings include the NPA frameworks, along with energy transitions plans including details on the management of embedded infrastructure investments and cost recovery. Eversource along with the LDCs, have also contracted a consultant to model and investigate statewide cost recovery scenarios including under accelerated depreciation rates. Eversource does not believe there is any indication of an inability to recover costs or risk of impairment of NSTAR Gas’ and EGMA’s natural gas assets at this time.

Service Quality Metrics: NSTAR Gas and EGMA are subject to SQ metrics that measure safety, reliability and customer service and each could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics. NSTAR Gas is required to pay approximately $1.6 million to customers in SQ charges as a result of not meeting certain customer service-related performance metrics in 2025, which was recorded as a regulatory liability as of December 31, 2025. EGMA will not be required to pay any SQ charges relating to its 2025 performance.

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

WATER DISTRIBUTION SEGMENT

Aquarion Company (Aquarion) operates five separate regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or AWC-CT, and The Torrington Water Company), Massachusetts (Aquarion Water Company of Massachusetts, or AWC-MA), and New Hampshire (Aquarion Water Company of New Hampshire, or AWC-NH, and Abenaki Water Company). These regulated companies provide water services to approximately 249,000 residential, commercial, industrial, municipal and fire protection and other customers, in 73 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2025, approximately 91 percent of Aquarion’s customers were based in Connecticut.

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

Distribution Rate Cases: Aquarion's Connecticut base distribution rates were established in a 2023 PURA-approved rate case, with updated decisions in 2024 and 2025. For further information, see "Regulatory Developments and Rate Matters - Connecticut" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Aquarion’s Massachusetts base distribution rates were established in a 2018 DPU-approved rate case. Aquarion's New Hampshire base distribution rates were established in a July 2022 NHPUC-approved rate case settlement agreement, with a single step adjustment approved on January 19, 2023. Rates were effective March 1, 2023.

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

CAPITAL EXPENDITURES

For information on capital expenditures and projects during 2025, as well as projected capital expenditures by business, see "Business Development and Capital Expenditures" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCING

For information regarding short-term and long-term debt agreements, see "Liquidity" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt," of the Combined Notes to Financial Statements.

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

Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2025, the total RPS obligation was 39.0 percent and will be 37.0 percent in 2030. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its generation service charge rate.

Massachusetts' RPS program requires electricity suppliers to meet renewable energy standards. For 2025, the RPS and Clean Energy Standard (CES) requirements were 63.1 percent, and will ultimately reach 69.3 percent in 2026. Massachusetts electric suppliers were also required to meet Alternative Energy Portfolio Standards (APS) of 6.25 percent and Clean Peak Energy Standards (CPS) of 5.5 percent in 2025. Those requirements will reach 6.5 and 7.0 percent in 2026, respectively. NSTAR Electric is permitted to recover any costs incurred in complying with these requirements from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2025, the total RPS obligation was 22.2 percent and it will ultimately reach 25.2 percent in 2026. The costs of the RECs are recovered by PSNH through rates charged to customers.

Environmental Regulation and Matters

We are subject to various federal, state and local environmental legislation and regulation with respect to water quality, air quality, natural/working lands (wetlands, water resource areas that include land that borders a body of water, plant/animal habitat), hazardous materials and other environmental matters. Our environmental policy includes formal procedures and a task-scheduling system in place to help address ongoing environmental compliance obligations. The Governance, Environmental and Social Responsibility Committee of Eversource’s Board of Trustees also provides oversight of climate issues, environmental matters and compliance. We also identify and address potential environmental risks through our Enterprise Risk Management (ERM) program in addition to rigorous audits of our facilities, vendors, and processes.

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

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or natural resource damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at contaminated sites. As of December 31, 2025, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $154.3 million, representing 66 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of natural gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose a potential risk to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $140.9 million of the total $154.3 million as of December 31, 2025. MGP costs are recoverable through rates charged to our customers.

When planning environmental investigations and remediation of impacted properties, we work closely with the municipalities and environmental regulators to ensure that our remediation plans adhere to applicable regulations while protecting human health and the environment. In many cases, these remediation projects are designed to address opportunities for beneficial reuse of the property.

Global Climate Change and Greenhouse Gas Emissions Issues

Eversource assesses the regulatory, physical and transitional impacts related to climate change to develop mitigation strategies to reduce emissions in our operations and for the region through clean energy and emerging technologies investments and also to develop adaptation strategies, including evaluating the impacts of more severe and frequent weather events, financial risks, and changing customer behaviors.

Regulatory Impacts of Climate Change: Global climate change has received focus from the federal and state governments. Some of the states in which we operate have aggressive climate goals and implementation plans. In Connecticut, legislation includes a target to achieve zero-carbon electricity by 2040 and economy-wide net-zero greenhouse gas (GHG) emissions by 2050. In response to the 2021 Massachusetts climate legislation calling for increased electrification of the transportation and building sectors, in 2023, Eversource developed an Electric Sector Modernization Plan (ESMP) detailing steps the Company will take over the next five and ten years to help ensure reliability and resiliency while supporting a clean energy future. Approved by the DPU in 2024, the ESMP includes incremental spending for interconnections of clean energy and resiliency initiatives, and corresponding cost recovery was established in 2025. Similarly, the Massachusetts “Future of Gas” docket (DPU 20-80) specified measures for natural gas LDCs to support the state’s net zero by 2050 climate goal. In response, the LDCs submitted a Climate Compliance Plan in 2025 which is under review.

These state regulations and related policies may introduce risks and opportunities to our businesses if demands for energy change. The prior Federal Administration had communicated a strong focus on addressing climate change by setting a U.S. target of reducing GHG emissions by 50 percent by 2030, compared to 2005 levels, and achieving net-zero emissions by 2050 economy-wide. The plan called for aggressive measures focused on clean transportation, clean energy and climate investments targeted at environmental justice communities. In support of this plan, federal funding and incentive programs for clean transportation and energy have offered opportunities for Eversource to invest in projects that have the ability to reduce emissions in the region while benefiting our communities and shareholders.

Eversource continually evaluates the evolving regulatory landscape concerning climate change and emissions reductions, which could potentially lead to additional requirements, rules and regulations that could impact how we operate our businesses. Potential future environmental statutes, regulations, policies and reporting metrics for rate cases that address climate change could impose significant additional costs and there can be no assurance that regulators will approve the recovery of those costs.

Physical and Transitional Impacts of Climate Change: Eversource assesses the physical impacts of climate change that are presented in the form of weather and natural events or longer-term shifts in climate patterns, as well as transitional impacts related to a shift to a lower-carbon economy and mitigation and adaptation requirements. To address physical and transitional impacts related to climate change, maintain resiliency across our system, and enable potential opportunities for our business, we are pursuing the following actions, while keeping the focus on customer affordability:

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

Physical risks from climate change may be acute due to increased severity of extreme weather events, such as extreme heat, severe storms, droughts, wildfires, and floods. Acute risks are often exacerbated by chronic risks due to changes in precipitation patterns, extreme variability in weather patterns, rising mean temperatures, and/or rising sea levels. These risks may result in customers’ energy and water usage increasing or decreasing depending on the duration and magnitude of the changes, degradation of water quality, and our ability to reliably deliver our services to customers. Severe weather may cause outages, potential disruption of operations, and property damage to our assets.

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

In 2025, Eversource replaced its carbon neutrality goal with an expanded set of GHG reduction targets aiming to achieve a 45 percent reduction in both Scope 1 and 2 emissions by 2035 and to achieve net zero emissions by 2050 for both Scope 1 and 2 as well as Scope 3 emissions associated with customer energy use. These targets rely on absolute emissions reductions as opposed to carbon offsets and put greater emphasis on the indirect emissions from our customers’ energy usage, thereby better aligning with, and supporting, the climate policies and regulations of the states where we operate.

Our Scope 1 and 2 emissions from our operations include line loss (emissions associated with the energy lost when power is transmitted and distributed across the electric system), methane leaks from our natural gas distribution system, fuel consumption from our facilities and vehicle fleet, electricity use at our facilities, and sulfur hexafluoride (SF6) leaks from electric equipment. Initiatives to reduce GHG emissions have resulted in a nearly 30 percent reduction in both Scope 1 and 2 emissions from 2018 through 2024 from initiatives including improved energy efficiency at our buildings, utilizing alternative fuels and introducing more hybrid and electric vehicles into the company fleet, reducing emissions of methane by replacing leak-prone natural gas pipes, improving maintenance of SF6 gas-insulated electrical equipment and piloting innovative SF6-free technologies thereby reducing SF6 emissions, and supporting the overall interconnection of clean energy to the region thereby helping reduce the carbon intensity of line losses across the electric grid.

Our Scope 3 emissions are our largest portion of our inventory as it includes emissions associated with customer energy use and are included in our net zero target. While we have limited influence over this emissions source, the investments we make to the grid infrastructure that enables more clean energy to be interconnected overtime, will help reduce the carbon footprint of our service territory and our customers, while supporting regional goals addressing climate change. We also influence Scope 3 emissions through our industry-leading energy efficiency programs and interconnection of customer-owned renewable generation sources (such as solar panels). Progress towards our targets is reported at least annually through a third-party-verified GHG emissions inventory.

Our business is also exposed to climate-related transitional impacts, such as policy, legal and reputational impacts and technology and market changes as we enable broad decarbonization of the electrical and building sectors in support of regional policies and targets. We actively support local, state and federal emissions reduction goals to address climate change and pursue climate-related opportunities that enable continued business success while serving the needs of our customers. Our investments help reduce regional emissions while improving shareholder value. Meanwhile, our energy efficiency solutions, building electrification and electric vehicle infrastructure investments allow our customers to make choices that minimize climate-related impacts.

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

HUMAN CAPITAL

Eversource Energy is committed to delivering reliable energy and exceptional customer service, expanding energy solutions for our region, promoting environmental stewardship, ensuring a safe and fairly compensated workforce, and demonstrating leadership through community engagement. Our employees are essential to achieving these objectives, and we prioritize attracting, retaining, and developing top talent while upholding fairness and equal employment opportunity for all.

Leaders at every level foster a workplace where employees are engaged, empowered, and collaborative by advocating for customers, sharing ideas for improvement, and focusing on delivering superior experiences. We strengthen engagement through ongoing communication, robust talent development programs, and a culture of teamwork. To drive accountability, we maintain corporate scorecard metrics and annual goals in areas such as safety performance and talent management ensuring measurable progress across the entire Eversource Energy organization.

As of December 31, 2025, Eversource Energy employed a total of 10,731 employees, excluding temporary employees, of which 1,554 were employed by CL&P, 2,164 were employed by NSTAR Electric, and 802 were employed by PSNH. Of Eversource Energy’s employees, 4,495 were employed by Eversource Service, Eversource's service company, that provides support services to all Eversource operating companies. Approximately 49 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by various collective bargaining agreements.

Safety. At Eversource, our commitment to “Safety First and Always” is a principle and a mindset present in every job and every task, whether in the field, office or at home. A priority at Eversource is continuous improvement and safety is at the forefront as we continue to build a strong safety culture, embrace new technologies, and learn with our industry and community partners to improve safety performance. We provide safety training and perform field safety job observations of both internal and contractor crews with a focus on high-energy hazards. We use a series of both industry specific and state and federal metrics to monitor safety performance. A key metric is the OSHA-designed Days Away Restricted Time (DART), which measures the amount of time employees are out of work or on restricted duty as a result of a safety incident. We continue to perform substantially better than the performance goal range and within the top half of the industry, albeit slightly below our DART metric from the prior year, from 0.76 in 2024 to 0.87 in 2025.

Workforce Engagement. At Eversource, we are committed to fostering an empowered, engaged workforce that delivers superior service safely to our customers. We believe that a culture of respect and collaboration drives innovation and strengthens trusted relationships with employees, customers, suppliers, and community partners. Our approach includes partnering with programs and agencies that address the unique challenges facing the communities we serve.

Employee engagement remains a priority because we know that engaged employees deliver outstanding service. We regularly gather feedback through pulse surveys for individual groups and Business Resource Groups (BRGs), listening sessions, employee meetings, and our online employee community. These insights inform actions that support productivity, customer focus, and evolving work expectations.

Throughout the year, we delivered programs, events and discussions aimed at strengthening employee engagement and reinforcing our collaborative culture. We also enhanced our Employee Value Proposition, underscoring Eversource’s commitment to safety, our customers, and sustainability. This proposition serves as a clear message to employees, customers, investors, and prospective candidates, demonstrating how our values guide the employee experience and contribute to long-term organizational success.

Leadership and Talent Development. Our executive leadership team actively promotes a culture of engagement by building and leading dynamic, high-performing teams. Leaders are committed to growing a pipeline of exceptional talent, leveraging diverse perspectives to enhance customer service, and engaging with the communities we serve.

Recognizing that employees are our most valuable component to the success of our business, we integrate workforce strategies into our annual business and workforce planning process to address immediate and long-term resource needs. In 2025, we launched the Eversource Leadership Development Cohort for high-potential employees, offering senior management interaction, targeted coaching, and learning experiences that promote independent thinking, collaboration and inclusion of different perspectives.

We provided targeted training and educational opportunities to all employees to ensure continued growth in the utility industry. Interactive tools and resources supported learning effectiveness and the development of business, leadership, and technical skills. Development initiatives were aligned with strategic workforce plans to support succession planning across all levels of the organization. Additionally, we offered professional development for recent college graduates through our Engineering and Transmission Development Cohorts program.

To attract and retain talent in critical technical roles, we partnered with trade organizations and educational institutions within our communities. These partnerships, along with proactive sourcing strategies, help us recruit experienced professionals in engineering, electric and gas operations, and energy efficiency. Employees benefit from competitive pay, comprehensive benefits, and robust training programs, including tuition assistance, internships, co-ops, and leadership development initiatives, all reinforcing equal opportunity, non-discrimination, and advancement based on merit and performance.

Strategic Workforce Planning. As the demand for skilled talent grows. Eversource continues to adapt its recruiting strategies for trade and technical roles. Each year, we develop strategic workforce plans to identify short-term and long-range resource needs, ensuring we acquire, develop, and retain top talent. We remain focused on innovative approaches to build and strengthen the workforce, expanding programs to meet business needs, and building a pipeline of technically qualified individuals while maintaining fairness and equal opportunity for all candidates.

Compensation, Health and Wellness Benefits. Eversource is committed to fostering a safe, healthy, and supportive work environment. We offer competitive compensation and comprehensive benefits, including healthcare, life insurance, disability coverage, retirement, an Employee Stock Purchase Plan, paid time off, and tuition assistance. Additional programs include health savings and flexible spending accounts, employee assistance services, and wellness initiatives designed to promote healthy lifestyles for employees and their families. To support work-life balance, Eversource has established flexible work guidelines and provides hybrid work arrangements for eligible positions.

Community & Social Impact. Eversource is committed to strengthening the communities where we live and work. Through the Eversource Foundation, we provide grants to nonprofit organizations that drive meaningful, sustainable change and address critical community needs. In addition to financial support, our employees actively volunteer their time and expertise to charitable programs focused on high-priority local concerns. These efforts reflect our ongoing commitment to making a positive difference for our customers and the communities we serve.

See our 2024 Sustainability Report located on our website, for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our Sustainability Report, or sections thereof, shall be deemed incorporated by reference into this Annual Report.

INTERNET INFORMATION

Our Investor Relations website address is investors.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's and PSNH's combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed. Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K.  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Eversource Energy, 247 Station Drive, Westwood, MA 02090.

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

Cybersecurity Risks:

Cyber events, including acts of war or terrorism, targeted directly on or indirectly affecting our systems or the systems of third parties on which we rely, could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

Cyberattacks that seek to exploit potential vulnerabilities in the utility industry and seek to disrupt electric, natural gas and water transmission and distribution systems are increasing in sophistication including artificial intelligence, magnitude and frequency. Various geo-political conflicts and acts of war around the world continue to result in increased cyberattacks against critical infrastructure. In addition to intentional attacks, we also face risks from other cybersecurity events, such as software defects, misconfigurations, system integration failures and problematic third-party software or firmware updates that can cause widespread outages or disruptions even in the absence of a deliberate attack. A successful cyberattack or other significant cyber event affecting technology systems that control our transmission, distribution, natural gas and water systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach or failure of certain information or operational technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber event could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our technology systems and assets; however, we cannot guarantee that our security efforts will prevent or deter cyberattacks. We deploy substantial technologies to system and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and to detect and respond to cyber events. Specifically, regarding vulnerabilities, we patch systems timely where patches are available to deploy and have technologies that detect exploits of vulnerabilities and proactively block the exploit when it happens. We also interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation (NERC), requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks. We maintain cyber insurance to cover damages, potential ransom and defense costs related to breaches of network or operational technology, but it may be insufficient in limits and coverage exclusions to cover all losses.

For further information, see Item 1C, Cybersecurity included in this Annual Report on Form 10-K.

The unauthorized access to, and the misappropriation of, confidential and proprietary Company, customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we, and our third-party suppliers, rely on information technology to maintain sensitive Company, customer, employee, financial and system operating information. We are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential Company, customer or employee information, which could adversely affect our business operations or adversely impact our reputation and could result in significant costs, fines and litigation. We employ system controls to prevent the dissemination of certain confidential information and train employees on phishing risks. We maintain cyber insurance to cover damages, costs related to a system disruption, potential ransom and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to address a network attack or the disclosure of personal information and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach, but it may be insufficient to cover all losses. While we have implemented measures designed to prevent network attacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

We are increasingly integrating artificial intelligence (AI) into our operations, and while these technologies offer operational benefits, they also introduce significant risks that could adversely impact our business and results of operations.

We deploy AI tools and models in areas such as weather forecasting, grid planning, asset management, customer service and internal support functions. This deployment is overseen by an internal governance and oversight committee, which has established policies and procedures and reviews and approves the use of AI throughout the organization. AI systems may produce inaccurate, biased or otherwise unreliable forecasts or recommendations due to flawed algorithms, limited training data or unforeseen conditions which could result in service disruptions, regulatory penalties and reputational harm. Evolving AI regulations may impose new compliance and reporting obligations or restrict usage and stakeholders may raise concerns about transparency, bias, and accountability. Despite implementing a governance framework and policies and controls in place related to AI use, including human oversight of critical decisions and outputs, these risks could negatively affect operations, expose us to litigation or regulatory penalties or fines, increase costs and impair our ability to meet customer expectations, which could have a material adverse impact on our financial position, results of operations, and cash flows.

Regulatory, Legislative and Compliance Risks:

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.

Rate Regulation, Cost Recovery and Affordability
Our electric, natural gas, and water utility companies are subject to regulation by federal and state agencies and each is required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for service. Our regulated companies are entitled to charge rates that are sufficient to recover prudently incurred costs and a reasonable return on investment on invested capital. Regulatory decisions may require us to cancel, delay, or reduce planned investments or incur costs we cannot recover. Rates are subject to prudency reviews, refunds or disallowances and may not align with the timing of costs incurred. Adverse outcomes, including reductions in allowed rate of return, disallowance of costs or delays in rate adjustment, could adversely affect our financial position, results of operations and cash flows.

Customer affordability concerns, driven by volatility in energy supply costs, evolving public policy mandates and inflationary pressures, may limit our ability to recover costs or fund infrastructure upgrades. Regulators may respond by imposing stricter cost recovery standards, delaying or denying rate increases or cost recovery or requiring alternative funding mechanisms increasing financial uncertainty. Heightened political and public scrutiny of rate-setting processes may also lead to additional compliance obligations or reputational risk. These factors could adversely affect our financial position, results of operations and cash flows.

State-Level Risks
State commissions regulate rates, operations, accounting and certain financing activities. Rates are set in comprehensive base rate proceedings based on an analysis of invested capital, expenses and other factors, subject to periodic review and adjustments. Regulatory proceedings typically involve multiple parties who have differing concerns and can challenge our current or future rates, and these proceedings can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings.

Regulatory commissions may challenge the reasonableness or prudency of operating expenses (including storm restoration costs) incurred or capital investments made by our regulated operating companies and deny the full recovery of cost of service in rates. Established rates are subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings or challenges to certain provisions in our distribution tariffs could have a significant effect on our ability to recover costs timely, or at all, or earn an adequate return. We have incurred significant storm restoration costs that are not yet approved by the regulatory commissions, and though we believe those costs were prudently incurred, it is possible that some amount may be disallowed. Regulators may also impose penalties or reduce allowed returns, which would adversely affect our financial condition. Additionally, catastrophic events at other utilities could lead to new requirements that increase costs. We continue to monitor the evolving regulatory environment in Connecticut, including changes in the composition of PURA, which may affect our electric, natural gas and water businesses in that state. Adverse decisions in our proceedings could adversely affect our credit ratings, financial position, results of operations, and cash flows.

Regulatory approval is also required for certain dispositions of property and plant, mergers and consolidations and issuances of long-term securities, and construction and operation of facilities. Failure to obtain required approvals on a timely basis, or at all, could result in increased costs, the postponement or cancellation of planned transactions or projects, changes in financing strategies, and an adverse effect on our financial condition, results of operations, and ability to implement our business strategy.

Federal-Level Risks
The FERC has jurisdiction over our transmission cost recovery and our allowed ROEs on transmission investments. If FERC changes its methodology on developing ROEs or eliminates certain transmission incentives, it could negatively impact our financial position, results of operations and cash flows. From time to time, various matters are pending before FERC relating to transmission rates, incentives, interconnections and transmission planning. Depending on the outcome, any of these matters could materially impact our results of operations and financial condition. Additionally, outside parties have filed four complaints against transmission-owning electric companies within ISO-NE, alleging that our allowed ROEs are unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations and cash flows.

Further, FERC's policy has encouraged competition for transmission projects as it looks to expand the transmission system to accommodate state and federal policy as well as to enhance reliability and resilience for extreme weather events while lowering costs. Implementation of FERC's goals may expose us to competition for construction of transmission projects, which could result in being exposed to cost caps or a reduced ROE in order to win a project bid, additional regulatory considerations and potential delay with respect to future transmission projects, which may adversely affect our results of operations and lower rate base growth.

New processes and planning frameworks, including ISO-NE’s Longer-Term Transmission Planning (LTTP) competitive solicitation process and advisory role as asset condition reviewer, introduce uncertainty around project timing, scope and cost recovery. Competitive solicitations for certain transmission projects may require us to compete against non-incumbent developers, rather than relying on traditional cost-of-service recovery. Failure to secure projects through these processes could reduce transmission investment opportunities and associated incentives, adversely affecting our financial position, results of operations and cash flows.

Changes in tax laws, as well as the potential tax effects of business decisions or other actions by the federal government such as Presidential executive orders could negatively impact our business, financial position, results of operations and cash flows.

We are exposed to significant reputational risks, which make us vulnerable to increased regulatory oversight or other sanctions.

Our electric, natural gas and water utility subsidiaries serve large customer bases and are subject to adverse publicity regarding service safety, reliability and response times to outages, leaks or other interruptions, including those related to storms or climate change. Negative publicity can harm our reputation, influence legislative and regulatory bodies, and result in unfavorable outcomes, such as stricter operational standards, vegetation management requirements, fines, penalties or other sanctions.

We also depend on third-party suppliers for power and natural gas. Factors such as inflation, tariffs, geopolitical conflicts, rising energy demand, supply costs, and public policy charges contribute to high customer bills in New England. In extreme cases, ISO-NE may require load shed if regional power capacity is insufficient. High customer bills or failure to meet energy needs could reduce customer satisfaction adversely affecting our business, reputation, financial position, results of operations, and cash flows.

Addressing adverse publicity, regulatory actions or legal proceedings is costly and time-consuming and can negatively impact employee morale and relationships with regulators, customers and counterparties. Future legislative or regulatory changes are unpredictable, and we cannot ensure we are able to respond adequately. The direct and indirect effects of negative publicity may materially affect our financial position, results of operations, and cash flows.

Costs of compliance with environmental laws and regulations, including those related to climate change, may increase and have an adverse effect on our business and results of operations.

The costs of compliance with existing legal requirements may increase in the future. Although we have recorded liabilities for known environmental obligations, these costs can be difficult to estimate due to uncertainties such as the extent of contamination, remediation alternatives, the remediation levels required by state and federal agencies, change in environmental regulations, and the financial ability of other potentially responsible parties. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations and cash flows.

Our subsidiaries’ operations are also subject to extensive and increasing federal, state and local environmental statutes, rules and regulations that govern, among other things, water quality (including treatment of PFAS (Per- and Polyfluoroalkyl Substances) and lead), water discharges, the management of hazardous material and solid waste, and air emissions including greenhouse gases. Compliance with these requirements requires us to incur significant costs relating to environmental permitting, monitoring, maintenance and upgrading of facilities, remediation, and reporting. For our water business, compliance with water quality regulations, including those for PFAS and lead, could require the construction of facilities and replacement of customer lead service lines, respectively.

In each of the states that we operate, there are requirements for purchases of renewable energy credits from the generation of renewable energy. As the requirement for credits increases and outpace the renewable energy coming online, we may be required to pay higher prices and make alternative compliance payments to the states. Unless renewable energy availability is increased to meet these credit requirements, we will face the risk of increasing costs.

For further information, see Item 1, Business – Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

Offshore Wind Contingent Liability and Tax Risk:

Variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects no longer owned by Eversource and the inability to monetize investment tax credits could have an adverse impact on our financial position, results of operations, and cash flows.

Following the sale of our 50 percent ownership share in the South Fork Wind and Revolution Wind projects, we have continuing financial exposure as it relates to the purchase price post-closing adjustment payments under the terms of the sale agreement with Global Infrastructure Partners (GIP) for these projects. Our future obligations under the sale terms primarily include a capital expenditure overrun sharing obligation, an obligation to maintain GIP’s internal rate of return through the construction period for each project, and obligation for other future costs prior to commercial operation. Post-closing purchase price adjustment payments are owed following the commercial operation of Revolution Wind. Factors that could increase the post-closing adjustment payments owed to GIP include the ultimate cost of construction and timing and extent of cost overruns for Revolution Wind, delays in construction such as from federal governmental stop work orders, damage to equipment, and weather conditions, which would also impact the economics associated with the purchase price adjustment, and Revolution Wind’s eligibility for federal investment tax credits (ITCs) at a value lower than assumed and included in the purchase price. New information that becomes available or future developments that arise as the construction of Revolution Wind progresses could result in increased costs of the project that would ultimately be owed to GIP. Adverse changes in facts and circumstances, regulations or Presidential executive orders could increase the obligation under the sale agreement above the amount accrued and result in additional losses, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Additionally, we hold a tax equity investment in South Fork Wind that is expected to result in cash flow benefits from ITCs at a 30 percent level. The tax treatment of the ITCs could be challenged and is subject to audit by the IRS. If the project does not meet the qualifications under federal tax law, we may be unable to monetize the ITCs that support this investment, which could have a material adverse effect on our financial position, results of operations, and cash flows.

Risks Related to the Environment and Catastrophic Events:

The effects of climate change, including severe storms, could cause significant damage to any of our facilities or assets requiring extensive expenditures, the recovery for which is subject to approval by regulators.

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

Severe weather induced by climate change, such as extreme and frequent ice and snowstorms, tornadoes, micro-bursts, hurricanes, floods, droughts, wildfires, landslides, excess humidity and other natural or weather-related phenomenon, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers. The cost of repairing damages to our operating subsidiaries' facilities and the potential disruption of their operations due to the increase in frequency and severity of storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages. If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers and could result in penalties or fines. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows. We maintain property insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. Additionally, these types of weather events risk interruption of the supply chain and could disrupt the delivery of goods and services required for our operations.

Transitional impacts related to climate change may have an adverse effect on our business and results of operations due to costs associated with new technologies, evolving customer expectations and changing workforce needs.

Initiatives to mitigate the impacts of climate change, support a transition to cleaner energy, and reduce emissions, may have a material adverse financial impact on our business. These impacts include the costs associated with the development and implementation of new technologies to maintain system reliability and resiliency and lower emissions, including grid modernization and energy storage. An increase in such costs, unless promptly recovered, could have an adverse impact on our financial position, results of operations, and cash flows. There may also be financial and reputational risks if we fail to meet evolving customer expectations, including enabling the integration of residential renewables and providing low carbon solutions, such as electric vehicle infrastructure and energy efficiency services. Additionally, actions to mitigate climate change may result in a transition in our workforce that must adapt to meet the need for new job skills. Associated costs include training programs for existing employees and workforce development as we transition to new technologies and clean energy solutions. Further, the view of natural gas as an attractive fuel source for heating and power generation may be at risk. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use.

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

Our water business faces an inherent strategic risk related to adequacy of supply (i.e., water scarcity). We expect that climate change will cause both an increase in demand due to increasing temperatures and a potential for a decrease in available supply due to shifting rainfall and recharge patterns. Regulatory constraints also present challenges to permit new sources of supply in the region. In Connecticut, where most of our dams are located, impounded waterways are required to release minimum downstream flow. New regulations are being phased into effect over the next one to five years that will increase the volume of downstream releases required across our Connecticut service territory, depleting the volume of supply in storage that is used to meet customer demands. This combination of factors may cause an increased likelihood of drought emergencies and water use restrictions that could adversely affect our ability to provide water to our customers, and reputational/brand damage that could negatively impact our water business.

Our water supplies, including water provided to our customers, are also subject to possible contamination from naturally occurring compounds and elements or non-organic substances, including PFAS. Although we believe our water supply facilities, dams, reservoirs, and groundwater sources are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water supplies (reservoirs and groundwater), could adversely affect our ability to provide water to our customers until the facilities and enough water can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities for our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be recoverable in rates and may have a material adverse effect on our financial position, results of operations, and cash flows. We maintain liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses.

Physical attacks, including acts of war or terrorism, both threatened and actual, could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Physical attacks, including acts of war or terrorism, both threatened and actual, that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, water, natural gas, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of widespread blackouts due to grid disturbances or disruptions on a neighboring interconnected system. Similarly, our natural gas distribution system is connected to transmission pipelines not owned by Eversource. If there was an attack on the transmission pipelines, it could impact our ability to deliver natural gas. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers, a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows. We maintain property and liability insurance, but it may be insufficient in limits and coverage exclusions to cover all losses. In addition, physical attacks against third-party providers could have a similar effect on the operation of our systems.

Business and Operational Risks:

Strategic development or investment opportunities in electric transmission, distributed generation, or clean-energy technologies may not be successful, which could have a material adverse effect on our business prospects.

We are pursuing investment opportunities in electric transmission facilities, distributed generation and other clean-energy infrastructure, including interconnection facilities. The development of these projects involves numerous significant risks including federal, state and local permitting and regulatory approval processes, scheduling or permitting delays, increased costs, tax strategies and changes to federal tax laws, new legislation impacting the industry, including clean energy programs, economic events or factors, environmental, community, and customer affordability concerns, design and siting issues and difficulties in obtaining required rights of way. Also, supply constraints in New England have led to significant increases in commodity costs which may impact our ability to accomplish our strategic objectives. Further, regional clean energy goals may not be achieved if local, state and federal policy is not aligned with integrated planning of our infrastructure investments or if goals result in a significant increase to customer rates.

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations, and cash flows.

Our ability to safely and properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events resulting from equipment failures such as wildfires and explosions, or external events such as a solar event, an electromagnetic event, or other similar occurrences; increasingly severe weather conditions due to climate change beyond equipment and plant design capacity; human error; global supply chain disruptions; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. If the in-service date for one or more of our transmission projects is delayed due to economic events or factors, or regulatory or other delays, including permitting and siting, the risk of failures in the electric transmission system may increase. We also implement new information technology systems from time to time, which may disrupt operations. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operations and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations, and cash flows.

New technology and alternative energy sources could adversely affect our operations and financial results.

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers and may require us to make significant expenditures to remain competitive. These changes in technology, including micro-grids and advances in energy or battery storage, could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. Additionally, in response to risks posed by climate change, we may need to make investments in our system including upgrades or retrofits to meet enhanced design criteria, which can incur additional costs over conventional solutions.

We rely on third-party suppliers for equipment, materials, and services and we outsource certain business functions to third-party suppliers and service providers, and substandard performance or inability to fulfill obligations by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and certain operational areas. Outsourcing services to third parties could expose us to substandard quality of service delivery, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. The global supply chain of goods and services generally has stabilized; however, certain specialized equipment has long lead times and inflated prices, as well as competition from within and outside the utility industry. Additionally, rising geo-political tensions could negatively impact the global supply chain. If significant difficulties in the global supply chain cycle or inflationary impacts were to reemerge, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

The loss of key personnel, the inability to hire and retain qualified employees, or the failure to maintain a positive relationship with our workforce could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any period. Our workforce in our subsidiaries includes many workers with highly specialized skills safely maintaining and servicing the electric, natural gas and water infrastructure that cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to ensure a ready and qualified workforce, but we cannot predict the impact of these plans on our ability to hire and retain key employees. Labor disputes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms, as well as the increased competition for talent or the intentional misconduct of employees or contractors, may also have an adverse effect on our business, financial position and results of operations.

Financial, Economic, and Market Risks:

Limits on our access to, or increases in, the cost of capital may adversely impact our ability to execute our business plan.

We use short-term debt and long-term capital markets as a significant source of liquidity and funding for capital requirements not obtained from our operating cash flow. If access to these sources of liquidity becomes constrained, our ability to implement our business strategy could be adversely affected. Interest rate increases on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly, which could adversely impact our financial position, results of operations and cash flows. Downgrades of our credit ratings or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.

Market performance or changes in assumptions may require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees. Our future pension obligations, costs and liabilities are highly dependent on a variety of factors, many of which are beyond our control. If our assumptions prove to be inaccurate, our future costs could increase significantly. In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the required contribution amount to fund our pension plan in the future. Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing, amounts, and number of future financings and negatively affect our financial position, results of operations and cash flows.

Goodwill and long-lived assets if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2025 totaled $4.23 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of the fair value of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur, or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations, and total capitalization.

We assess our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. To the extent the value of the investment becomes impaired, the impairment charge could have a material adverse effect on our financial position and results of operations.

Our counterparties may not meet their obligations to us or may elect to exercise their termination rights, which could adversely affect our earnings.

We are exposed to the risk that counterparties to various arrangements that owe us money, have contracted to supply us with energy or other commodities or services, or that work with us as strategic partners including on significant capital projects, will not be able to perform their obligations, will terminate such arrangements or, with respect to our credit facilities, fail to honor their commitments. Should any of these counterparties fail to perform their obligations or terminate such arrangements, we might be forced to replace the underlying commitment at higher market prices and/or delay the completion of, or cancel, a capital project. Should any lenders under our credit facilities fail to perform, the level of borrowing capacity under those arrangements could decrease. In any such events, our financial position, results of operations or cash flows could be adversely affected.

As a holding company with no revenue-generating operations, Eversource parent's liquidity is dependent on dividends from its subsidiaries, its commercial paper program, and its ability to access the long-term debt and equity capital markets.

Eversource parent is a holding company and as such has no revenue-generating operations of its own. Its ability to meet its debt service obligations and to pay dividends on its common shares is largely dependent on the ability of its subsidiaries to pay dividends to, or repay borrowings from, Eversource parent, and/or Eversource parent's ability to access its commercial paper program or the long-term debt and equity capital markets. Prior to funding Eversource parent, the subsidiary companies have financial obligations that must be satisfied, including among others, their operating expenses, debt service, preferred dividends of certain subsidiaries, and obligations to trade creditors. Should the subsidiary companies not be able to pay dividends or repay funds due to Eversource parent or if Eversource parent cannot access its commercial paper programs or the long-term debt and equity capital markets, Eversource parent's ability to pay interest, dividends and its own debt obligations would be restricted.

Item 1B.    Unresolved Staff Comments

We do not have any unresolved SEC staff comments.

Item 1C. Cybersecurity

The Company’s policies, practices and technologies allow it to protect its information systems and operational assets from threats. The Board of Trustees and its Finance and Risk Management Committee and Audit Committee continue to provide substantial and focused attention to cyber and system security. The Finance and Risk Management Committee of the Board of Trustees is responsible for oversight of the Company’s enterprise-wide risks, including risks associated with cyber and physical security, and the Company’s programs and practices to monitor and mitigate these risks.

Management prepares comprehensive cyber security reports that are discussed at each meeting of the Finance and Risk Management Committee. The reports focus on the changing threat landscape and the risks to the Company, describe Eversource’s cyber security drills and exercises, attempted and actual breaches on our systems, cyber incidents within the utility industry and around the world, and mitigation strategies. In addition, third-party experts of cyber security risks provide periodic assessments to the utility industry and the Company in particular to the Finance and Risk Management Committee. The Company regularly reviews and updates its cyber and system security programs, and the Finance and Risk Management Committee continues to enhance its robust oversight activities, including meetings with financial, information technology, legal and accounting management, other members of the Board, representatives of the Company’s independent registered public accounting firm, and outside advisors and experts in cyber security risks, at which cyber and system security programs and issues that might affect the Company’s financial statements and operational systems are discussed.

The Company has a robust Enterprise Risk Management Program that has identified cyber security as a top enterprise risk. The managing and monitoring of risks are the responsibility of the Company’s Risk Committee, which meets quarterly and is chaired by the Chief Financial Officer. Members include key leaders of the Company, including the Presidents of each operating business unit, the Chief Information Officer, Chief Customer Officer, Chief Accounting Officer and Chief Compliance Officer.

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

As of December 31, 2025, there were no cyber incidents that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations, or financial condition.

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2025, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	458	77
Transformer capacity (in kVa)	48,310,570	16,312,600
Overhead lines (in circuit miles)	40,650	4,007
Underground lines (in circuit miles)	19,220	460
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	157	22	175	30	126	25
Transformer capacity (in kVa)	21,973,500	3,184,000	21,607,370	8,688,000	4,729,700	4,440,600
Overhead lines (in circuit miles)	16,749	1,684	11,515	1,272	12,386	1,051
Underground lines (in circuit miles)	6,989	158	10,052	299	2,179	3
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	654,639	295,913	185,043	173,683
Aggregate capacity (in kVa)	40,274,114	17,201,091	15,427,848	7,645,175

Electric Generating Plants

As of December 31, 2025, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Capacity (kilowatts, dc)
Solar Fixed Tilt, Photovoltaic	22	2010 - 2019	70,000

CL&P and PSNH do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2025, NSTAR Gas owned 21 active gate stations, 162 district regulator stations, and approximately 3,332 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, Massachusetts (0.5 Bcf of natural gas). In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, Massachusetts (3.0 Bcf of natural gas). Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

As of December 31, 2025, EGMA owned 15 active gate stations, 168 district regulator stations, and approximately 5,040 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns liquefaction and vaporization plants and above ground storage tanks at four locations throughout Massachusetts with an aggregate storage capacity equivalent to 1.8 Bcf of natural gas. In addition, Hopkinton owns three propane peak shaving plants at three locations throughout Massachusetts with an aggregate storage capacity equivalent to 0.1 Bcf. Combined, these seven plants have an aggregate storage capacity equivalent to 1.9 Bcf of natural gas that is provided to EGMA under contract.

As of December 31, 2025, Yankee Gas owned 28 active gate stations, 189 district regulator stations, and approximately 3,526 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

Natural Gas Transmission System

As of December 31, 2025, NSTAR Gas owned 0.65 miles of intrastate transmission natural gas pipeline.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2025, Aquarion owned and operated sources of water supply with a combined yield of approximately 135 million gallons per day; 3,861 miles of transmission and distribution mains; 10 surface water treatment plants; 37 dams; and 119 wellfields.

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

PSNH is also subject to certain regulatory oversight by the Maine Public Utilities Commission and the Vermont Public Utility Commission in connection with facilities it owns in those states.

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

Aquarion Water Company of Connecticut and The Torrington Water Company AWC-CT and The Torrington Water Company derive their rights and franchises to operate from special acts of the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, they have, with minor exceptions, valid franchises free from burdensome restrictions and unlimited as to time, and are authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by AWC-CT and The Torrington Water Company.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth the executive officers of Eversource Energy as of February 17, 2026. All of Eversource Energy’s officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Joseph R. Nolan, Jr.	62	Chairman of the Board, President, Chief Executive Officer and a Trustee
John M. Moreira	64	Executive Vice President, Chief Financial Officer and Treasurer
Gregory B. Butler	68	Executive Vice President and General Counsel
Paul Chodak III	62	Executive Vice President and Chief Operating Officer
Penelope M. Conner	62	Executive Vice President-Customer Experience and Energy Strategy
James W. Hunt, III	54	Executive Vice President-Corporate Relations and Sustainability and Secretary
Susan Sgroi	61	Executive Vice President-Human Resources and Information Technology
Jay S. Buth	56	Vice President, Controller and Chief Accounting Officer

Joseph R. Nolan, Jr. Mr. Nolan has served as Chairman of the Board of Eversource Energy since January 1, 2023, and has served as President and Chief Executive Officer and a Trustee of Eversource Energy since 2021. Previously, Mr. Nolan served as Executive Vice President-Strategy, Customer and Corporate Relations of Eversource Energy from February 5, 2020 until May 5, 2021. Based on his experience as described, Mr. Nolan has the skills and qualifications necessary to serve as a Trustee of Eversource Energy.

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

Paul Chodak III. Mr. Chodak has served as Executive Vice President and Chief Operating Officer of Eversource Energy since November 13, 2023. Previously, Mr. Chodak served as Executive Vice President – Generation of American Electric Power Company, Inc. (AEP) from January 1, 2019 until September 15, 2023, and as Executive Vice President – Utilities of AEP from January 1, 2017 until December 31, 2018.

Penelope M. Conner. Ms. Conner has served as Executive Vice President-Customer Experience and Energy Strategy of Eversource Energy since May 5, 2021. Previously, Ms. Conner served as Senior Vice President and Chief Customer Officer of Eversource Service from March 2, 2013 until May 5, 2021.

James W. Hunt, III. Mr. Hunt has served as Executive Vice President-Corporate Relations and Sustainability of Eversource Energy since May 5, 2021 and as Secretary of Eversource Energy since July 9, 2021. Previously Mr. Hunt served as Senior Vice President-Communications, External Affairs and Sustainability of Eversource Service from December 17, 2019 until May 5, 2021.

Susan Sgroi. Ms. Sgroi has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy since January 8, 2024. Previously, Ms. Sgroi served as Executive Vice President and Chief Human Resources Officer of Blue Cross and Blue Shield of Massachusetts from 2015 until October 31, 2023.

Jay S. Buth. Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy since June 9, 2009.

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

(b)    Holders

As of January 31, 2026, there were 26,445 registered common shareholders of our company on record.  As of the same date, there were a total of 375,496,611 shares outstanding.

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

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2020 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2020 through 2025, assuming all dividends are reinvested.

December 31,
	2020	2021	2022	2023	2024	2025
Eversource Energy	$100	$108	$103	$79	$77	$94
EEI Index	$100	$117	$118	$108	$129	$144
S&P 500	$100	$129	$105	$133	$166	$196

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2025	—	$—	—	—
November 1 - November 30, 2025	638	63.73	—	—
December 1 - December 31, 2025	2,492	67.43	—	—
Total	3,130	$66.67	—	—

Item 6.    Removed and Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this combined Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."  Our discussion of fiscal year 2025 compared to fiscal year 2024 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2023 items and of fiscal year 2024 compared to fiscal year 2023, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our combined 2024 Annual Report on Form 10-K, which is incorporated herein by reference.

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding losses associated with our previous offshore wind investments, a loss on the pending sale of the Aquarion water distribution business, and a loss on the disposition of land that was initially acquired to construct the Northern Pass Transmission project and was subsequently abandoned. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impacts of the losses associated with our previous offshore wind investments, the loss on the pending sale of the Aquarion water distribution business, and the loss on the disposition of land associated with an abandoned project are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Annual Report on Form 10-K:

Earnings Overview and Future Outlook:

•We earned $1.69 billion, or $4.56 per share, in 2025, compared with $811.7 million, or $2.27 per share, in 2024. Our 2025 results include an aggregate, net after-tax charge resulting from our previous offshore wind investments of $75.0 million, or $0.20 per share. Our 2024 results include an aggregate, net after-tax loss on the sale of our offshore wind investments of $524.0 million, or $1.47 per share. These 2025 and 2024 charges were recorded within Eversource Parent and Other Companies. Our 2024 results also include an after-tax loss resulting from the expected sale of Aquarion of $298.3 million, or $0.83 per share. This 2024 charge was recorded within the Water Distribution segment. Excluding these charges, our 2025 non-GAAP earnings were $1.77 billion, or $4.76 per share, and our 2024 non-GAAP earnings of $1.63 billion, or $4.57 per share.

•We project that we will earn within a 2026 earning guidance range of between $4.80 per share and $4.95 per share. We also project that our long-term EPS growth rate through 2030 will be in a 5 to 7 percent range, using 2025 non-GAAP EPS of $4.76 per share as the base year.

Liquidity:

•Cash flows provided by operating activities totaled $4.11 billion in 2025, compared with $2.16 billion in 2024.  Investments in property, plant and equipment totaled $4.16 billion in 2025, compared with $4.48 billion in 2024.

•Cash totaled $135.4 million as of December 31, 2025, compared with $26.7 million as of December 31, 2024.  Our available borrowing capacity under our commercial paper programs totaled $1.12 billion as of December 31, 2025.

•In 2025, we issued $2.94 billion of new long-term debt and we repaid $1.40 billion of long-term debt.

•In 2025, we paid dividends totaling $3.01 per common share, compared with dividends of $2.86 per common share in 2024. Our quarterly common share dividend payment was $0.7525 per share in 2025, as compared to $0.715 per share in 2024.  On January 27, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on March 31, 2026 to shareholders of record as of March 5, 2026.

•On May 30, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $1.2 billion of our common shares from time to time through an “at-the-market” (ATM) equity offering program. In 2025, we issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs.

•We project to make capital expenditures of $26.51 billion from 2026 through 2030, of which we expect $11.24 billion to be in our electric distribution segment, $6.80 billion to be in our natural gas distribution segment, and $7.24 billion to be in our electric transmission segment. We also project to invest $1.23 billion in information technology and facilities upgrades and enhancements.

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

•On November 3, 2025, EGMA, NSTAR Electric, and the Massachusetts Office of the Attorney General reached a joint settlement agreement that resolved outstanding issues in multiple open Pension Adjustment Mechanism (PAM) dockets and open Resiliency Tree Work (RTW) dockets at NSTAR Electric and allows recovery of transaction and integration costs related to Eversource’s acquisition of EGMA. The settlement agreement was approved by the DPU on December 1, 2025. The settlement resulted in a net pre-tax benefit to earnings of $64.8 million on the Eversource income statement in the fourth quarter of 2025.

•On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $95.7 million, which excluded a previously recorded non-firm margin rate credit of $13.5 million to be refunded annually over three years, effective November 1, 2025. The final decision also established an authorized net regulatory ROE of 9.32 percent and a 53 percent common equity ratio for Yankee Gas’ capital structure. Yankee Gas filed motions to request PURA reconsider the disallowances of certain capitalized overhead costs, certain computational errors, and other issues identified in its final decision. A final decision on the reconsideration is expected from PURA by March 15, 2026.

•On November 19, 2025, PURA denied an application to approve the sale of the Aquarion Water Company, finding that the transaction did not meet managerial suitability and responsibility requirements due to concerns with governance and oversight structure over Aquarion and its consumer advocate. On January 15, 2026, the Connecticut Superior Court issued a decision on the appeal of PURA’s denial, sustaining the appeal and remanding back to PURA. A final decision is expected by PURA on March 25, 2026.

•On December 30, 2025, NSTAR Gas and the Massachusetts Office of the Attorney General reached a joint settlement agreement that allowed for the reinstatement of a rate base reset of $45.0 million increase to base distribution rates effective January 1, 2026 and for continuation of NSTAR Gas’ PBR program through November 1, 2030. The settlement agreement also required NSTAR Gas to provide credits to customers and a concession to the Office of the Attorney General, among other items. The DPU approved the settlement agreement on January 16, 2026. The settlement agreement resulted in a pre-tax charge to earnings of $12.2 million in the fourth quarter of 2025.

•On January 30, 2026, the New Hampshire Department of Energy filed a notice of appeal with the New Hampshire Supreme Court challenging certain aspects of the PSNH distribution rate case decision approved by the NHPUC on July 25, 2025, including the alternative regulatory framework and the revenue requirement. On February 6, 2026, the Office of the Consumer Advocate filed a notice of cross-appeal challenging other aspects of the rate case decision. Eversource is currently evaluating the appeals.

Earnings Overview

Consolidated:  Below is a summary of our earnings/(loss) by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income/(Loss) Attributable to Common Shareholders and diluted EPS.

	For the Years Ended December 31,
	2025		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$1,692.4	$4.56	$811.7	$2.27	$(442.2)	$(1.26)

Regulated Companies (Non-GAAP)	$1,848.5	$4.98	$1,691.9	$4.73	$1,509.3	$4.31
Eversource Parent and Other Companies (Non-GAAP)	(81.1)	(0.22)	(57.9)	(0.16)	8.4	0.03
Non-GAAP Earnings	$1,767.4	$4.76	$1,634.0	$4.57	$1,517.7	$4.34
Losses on Offshore Wind (after-tax) (1)	(75.0)	(0.20)	(524.0)	(1.47)	(1,953.0)	(5.58)
Loss on Pending Sale of Aquarion (after-tax) (2)	—	—	(298.3)	(0.83)	—	—
Land Abandonment Loss and Other Charges (after-tax) (3)	—	—	—	—	(6.9)	(0.02)
Net Income/(Loss) Attributable to Common Shareholders (GAAP)	$1,692.4	$4.56	$811.7	$2.27	$(442.2)	$(1.26)

(1)    In 2025, we recorded a pre-tax charge of $284 million associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with Global Infrastructure Partners (GIP) for the South Fork Wind and Revolution Wind projects, offset by expected tax benefits from the offshore wind sale of $209 million. In 2024, we recorded a pre-tax loss on the sales of our offshore wind investments of $464 million and a $60 million increase in income tax expense, resulting in an after-tax loss of $524 million. In 2023, we recorded impairment charges resulting from the expected sales of these offshore wind investments. For further information, see the "Offshore Wind Sale and Contingent Liability" section below included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)    The 2024 loss includes an impairment charge of $297 million to write down the carrying value of the water business to fair value resulting from the expected sale of Aquarion, as well as transaction costs. For further information, see "Business Development and Capital Expenditures – Aquarion Sale Status and Regulatory Denial" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)    The 2023 charges primarily include a loss on the disposition of abandoned land intended to be used for the cancelled Northern Pass Transmission project.

The impact of higher shares outstanding resulted in $0.17 earnings per share dilution in 2025, as compared to 2024.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2025		2024		2023
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$1,848.5	$4.98	$1,393.6	$3.90	$1,509.3	$4.31

Electric Distribution	$667.1	$1.80	$631.7	$1.77	$608.0	$1.74
Electric Transmission	776.7	2.09	724.6	2.03	643.4	1.84
Natural Gas Distribution	360.5	0.97	291.0	0.81	224.8	0.64
Water Distribution, excluding Loss on Pending Sale (Non-GAAP)	44.2	0.12	44.6	0.12	33.1	0.09
Net Income - Regulated Companies (Non-GAAP)	$1,848.5	$4.98	$1,691.9	$4.73	$1,509.3	$4.31
Loss on Pending Sale of Aquarion (after-tax)	—	—	(298.3)	(0.83)	—	—
Net Income - Regulated Companies (GAAP)	$1,848.5	$4.98	$1,393.6	$3.90	$1,509.3	$4.31

Our electric distribution segment earnings increased $35.4 million in 2025, as compared to 2024, due primarily to higher revenues from base distribution rate increases at PSNH effective August 1, 2024 and August 1, 2025 and at NSTAR Electric effective January 1, 2025 and from CL&P's capital tracking mechanism due to increased electric system improvements. Earnings also benefited from a lower effective tax rate and the impact of the PSNH rate case decision in July 2025. Those earnings increases were partially offset by higher interest expense, higher operations and maintenance expense, higher property tax expense, higher depreciation expense, and a charge for customer credits at NSTAR Electric as a result of the joint settlement agreement approved in Massachusetts on December 1, 2025.

Our electric transmission segment earnings increased $52.1 million in 2025, as compared to 2024, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and lower interest expense.

Our natural gas distribution segment earnings increased $69.5 million in 2025, as compared to 2024, due primarily to higher revenues from base distribution rate increases effective November 1, 2024 and November 1, 2025 at both EGMA and NSTAR Gas, effective November 1, 2025 at Yankee Gas, and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher operations and maintenance expense, higher depreciation expense, higher interest expense, the impact of the NSTAR Gas settlement agreement in December 2025, higher property tax expense, and the impact of the Yankee Gas rate case decision in November 2025.

Our water distribution segment recognized a $297 million impairment charge in 2024 as a result of writing down the carrying value of the business to fair value due to the expected sale of Aquarion. Excluding the 2024 impairment charge and transaction costs associated with the expected sale, water distribution segment earnings decreased $0.4 million in 2025, as compared to 2024.

Eversource Parent and Other Companies:  Eversource parent and other companies’ losses decreased $425.8 million in 2025, as compared to 2024, due primarily to an after-tax charge of $524.0 million recorded in 2024 resulting from the sale of Eversource parent’s offshore wind investments, as compared to an aggregate net after-tax charge of $75.0 million recorded in 2025 resulting from an increase to the offshore wind contingent liability, net of tax benefits associated with the tax losses on the sales of its offshore wind investments.

Excluding these charges, Eversource parent and other companies losses increased $23.2 million due to higher interest expense from the absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024 and higher interest costs from short-term debt, partially offset by the allowed recovery of previously expensed acquisition-related and integration costs of EGMA as part of the joint settlement agreement approved in Massachusetts on December 1, 2025.

Offshore Wind Sale and Contingent Liability: On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted. On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP. Eversource recorded a contingent liability relating to expected future payments to GIP as part of the sale of the South Fork Wind and Revolution Wind projects. As part of the definitive agreement with GIP, Eversource is responsible for certain post-closing purchase price adjustments. This obligation includes an expected cost overrun sharing obligation, an expected obligation to maintain GIP’s internal rate of return, and an obligation for other future costs prior to commercial operation. Eversource recognized an aggregate after-tax loss on the sales of its offshore wind investments of $524 million, which included a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses, in 2024.

In the third quarter of 2025, Eversource received an updated report from GIP on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on those developments, Eversource recognized a pre-tax charge of $284.0 million in the third quarter of 2025 as a result of the aggregate impact of these items to increase the liability for purchase price adjustments associated with the offshore wind projects.

Payments made in 2025 reduced the contingent liability and are reflected within investing activities on the statement of cash flows. These payments included cost overruns for the Revolution Wind project paid to GIP, insurance payments, and the purchase price adjustment payment related to the South Fork Wind project paid to GIP.

Eversource continually evaluates the contingent liability and will reassess the balance as new information becomes available. Based on most recent updates from GIP on the construction status of Revolution Wind, factoring in estimated costs incurred as a result of a second stop-work order for Revolution Wind received on December 22, 2025 and removed on January 12, 2026, revised insurance costs, and other information currently available, Eversource believes that the contingent liability balance as of December 31, 2025 is a reasonable estimate to cover this contingent liability for purchase price adjustments. As of December 31, 2025, the contingent liability totaled $448.2 million and is recorded as a current liability on Eversource’s balance sheet, based upon the timing of expected payments to GIP. The contingent liability totaled $365.0 million as of December 31, 2024.

Eversource relies on information that it receives from the project owners for the construction-related, delay-related, and insurance-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP while construction of Revolution Wind is completed.

New information or future developments that arise as the construction of Revolution Wind progresses will necessitate a reassessment of the estimated liability to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted.

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

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the timing and extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a value lower than assumed and included in the purchase price. The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credit adders could result in a significant loss in a future period.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

Eversource recognized an aggregate, net after-tax charge of $75.0 million, or $0.20 per share, in 2025 resulting from our previous offshore wind investments. This charge consists of the pre-tax $284 million increase to the offshore wind contingent liability, offset by $209 million of tax benefits associated with tax losses on the sale of the South Fork Wind and Revolution Wind projects that Eversource expects to realize.

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

Eversource, CL&P, NSTAR Electric and PSNH each uses its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends, and fund corporate obligations. Eversource's regulated companies recover their electric, natural gas and water distribution construction expenditures as the related project costs are depreciated over the life of the assets. This impacts the timing of the revenue stream designed to fully recover the total investment including a return on the equity and debt used to finance the investments. Eversource's regulated companies spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment and recovery period. These factors have resulted in current liabilities exceeding current assets by $2.73 billion, $268.6 million, $9.0 million and $19.6 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively, as of December 31, 2025.

We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with our existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

As of December 31, 2025, $1.39 billion of Eversource's long-term debt, including $1.00 billion at Eversource parent and $300.0 million at NSTAR Electric, matures within the next 12 months. Eversource, with its current credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt. Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.

Cash totaled $135.4 million as of December 31, 2025, compared with $26.7 million as of December 31, 2024.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Eversource Parent Commercial Paper Program	$1,280.0	$1,538.0	$720.0	$462.0	3.98%	4.76%
NSTAR Electric Commercial Paper Program	245.4	504.8	404.6	145.2	3.87%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2025 or 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026 or October 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2025 and 2024, there were intercompany loans from Eversource parent to PSNH of $49.3 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Availability under Long-Term Debt Issuance Authorizations: On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.40 billion in long-term debt through December 31, 2026. On August 12, 2024, the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026. On December 18, 2024, the DPU approved NSTAR Gas’ request for authorization to issue up to $475 million in long-term debt through December 31, 2027. On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with NHPUC. CL&P has no long-term debt authorization remaining with PURA.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2025 Series A First Mortgage Bonds	4.95%	400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2020 Series A First Mortgage Bonds	0.75%	(400.0)	December 2025	December 2025	Paid at maturity
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repaid 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repaid 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	300.0	October 2025	March 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	3.25%	(250.0)	November 2025	November 2025	Paid at maturity
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series HH Senior Notes	4.45%	600.0	October 2025	December 2030	Repay Series J bonds at maturity and repaid short-term debt
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
Eversource Parent Series Q Senior Notes	0.80%	(300.0)	August 2025	August 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series M First Mortgage Bonds	3.35%	(75.0)	September 2025	September 2025	Paid at maturity
EGMA Series F First Mortgage Bonds	4.77%	125.0	September 2025	October 2030	Repaid short-term debt, paid capital expenditures and working capital

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments in each of 2025 and 2024, and paid $13.4 million and $14.9 million of interest payments in 2025 and 2024, respectively.

Common Share Issuances and Equity Distribution Agreement: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $4.11 billion in 2025, compared with $2.16 billion in 2024. Operating cash flows were favorably impacted by an improvement in regulatory recoveries driven primarily by the timing of collections for CL&P’s non-bypassable FMCC, CL&P’s SBC, energy efficiency costs, wholesale and retail transmission costs, and other regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rates in effect for 2025 were higher than those set in 2024 and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in an improvement to operating cash flows of $428.2 million for the year. Higher collections from CL&P’s SBC mechanism resulted in a cash flow improvement of $113.3 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Additionally, CL&P received general obligation bond proceeds from the State of Connecticut for the reimbursement of hardship costs and for electric vehicle charging program costs of $107.8 million in 2025, which are reflected in Regulatory Recoveries. Operating cash flows were also favorably impacted by a $321.4 million decrease in cash payments to vendors for storm costs, the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, a $19.1 million decrease in cost of removal expenditures, and the timing of other working capital items. These favorable impacts were partially offset by an increase in capitalized implementation costs for cloud-based service arrangements and a $21.2 million decrease in income tax refunds received in 2025 as compared to 2024.

In 2025, we paid cash dividends of $1.09 billion and issued non-cash dividends of $23.4 million in the form of treasury shares, totaling dividends of $1.12 billion, or $3.01 per common share. In 2024, we paid cash dividends of $1.00 billion and issued non-cash dividends of $23.5 million in the form of treasury shares, totaling dividends of $1.03 billion, or $2.86 per common share. Our quarterly common share dividend payment was $0.7525 per share in 2025, as compared to $0.715 per share in 2024.  On January 27, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on March 31, 2026 to shareholders of record as of March 5, 2026.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In 2025, CL&P, NSTAR Electric and PSNH paid $430.0 million, $436.0 million and $175.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In 2025, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $4.16 billion, $867.8 million, $1.56 billion and $537.8 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

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

Estimated interest payments on existing long-term fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement as of December 31, 2025 and are as follows:

(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
Eversource	$1,214.9	$1,153.1	$1,041.4	$919.7	$828.8	$6,540.8	$11,698.7

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

Credit Ratings:  A summary of our current corporate credit ratings and outlooks by S&P, Moody's, and Fitch is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB+	Stable	Baa2	Negative	BBB	Negative
CL&P	A-	Stable	Baa1	Stable	A-	Negative
NSTAR Electric	A-	Stable	A2	Negative	A-	Negative
PSNH	A-	Stable	A3	Stable	A-	Negative

A summary of the current credit ratings and outlooks by S&P, Moody's, and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	S&P		Moody's		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	BBB	Stable	Baa2	Negative	BBB	Negative
CL&P	A	Stable	A2	Stable	A+	Negative
NSTAR Electric	A-	Stable	A2	Negative	A	Negative
PSNH	A	Stable	A1	Stable	A+	Negative

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $4.61 billion in 2025, $4.64 billion in 2024, and $4.59 billion in 2023.  These amounts included $240.2 million in 2025, $260.5 million in 2024, and $214.4 million in 2023 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business: Our consolidated electric transmission business capital expenditures decreased by $118.8 million in 2025, as compared to 2024.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
CL&P	$398.6	$450.0	$470.4
NSTAR Electric	522.9	502.0	567.4
PSNH	287.5	375.8	410.0
Total Electric Transmission	$1,209.0	$1,327.8	$1,447.8

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Environmental permits are acquired to support ongoing construction activities. Additional required permits for transmission line trenchless crossings, including a license from the MA DEP, are expected to be approved by the end of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total estimated project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of December 31, 2025, $200.9 million has been spent on the project, with $154.7 million for transmission and $46.2 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2025
Basic Business	$300.8	$558.1	$118.0	$976.9	$201.0	$19.4	$1,197.3
Aging Infrastructure	132.5	403.6	92.1	628.2	731.6	152.5	1,512.3
Load Growth and Other	115.8	228.3	60.1	404.2	42.9	0.8	447.9
Total Distribution	$549.1	$1,190.0	$270.2	$2,009.3	$975.5	$172.7	$3,157.5

2024
Basic Business	$298.8	$471.7	$136.2	$906.7	$226.9	$21.8	$1,155.4
Aging Infrastructure	161.3	365.8	65.4	592.5	743.6	140.5	1,476.6
Load Growth and Other	110.6	194.3	66.4	371.3	52.3	0.8	424.4
Total Distribution	$570.7	$1,031.8	$268.0	$1,870.5	$1,022.8	$163.1	$3,056.4

2023
Basic Business	$280.3	$376.6	$91.1	$748.0	$208.2	$18.5	$974.7
Aging Infrastructure	260.7	310.0	86.4	657.1	719.5	142.3	1,518.9
Load Growth and Other	138.0	191.3	37.2	366.5	70.1	0.9	437.5
Total Distribution	$679.0	$877.9	$214.7	$1,771.6	$997.8	$161.7	$2,931.1

For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant. Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures. Load growth and other includes requests for new business and capacity additions on distribution lines and substation additions and expansions. We are also focused on making strategic AI investments currently in outage discovery, maintenance management and data analytics to better maintain our system and provide value to our customers.

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

Aquarion Sale Status and Regulatory Denial: In December 2024, Eversource obtained approval from its Board of Trustees to sell the Aquarion water distribution business. On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion to the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority. In June 2024, a Connecticut law chartered AWA and enabled it to acquire, own and operate Aquarion as a not-for-profit water authority. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which included approximately $1.6 billion for the equity and $800 million of net debt that will either be extinguished at closing or transferred to the buyer. The sale requires approval by PURA and the DPU, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. Regulatory approvals in New Hampshire and Maine were received. Eversource plans to use the net proceeds from sale to pay down parent company debt.

In the fourth quarter of 2024, upon classifying the assets and liabilities as held for sale, Eversource concluded that the likely sale of Aquarion at a loss resulted in the requirement to test water distribution goodwill for impairment. Eversource performed an impairment test by comparing the fair value of the business to its carrying value and recorded a goodwill impairment of $297 million, as the estimated fair value of the business based on the anticipated sale was less than the carrying value. The fair value included future cash outflows of approximately $140 million of estimated income taxes as a result of the transaction. The goodwill impairment charge was presented separately within Operating Income on the Eversource statement of income for the year ended December 31, 2024.

On November 19, 2025, PURA denied the application to approve the sale, finding that the transaction did not meet managerial suitability and responsibility requirements due to concerns with governance and oversight structure over Aquarion and its consumer advocate. On December 2, 2025, the denial was appealed to the Connecticut Superior Court. On January 15, 2026, the Court issued its decision, sustaining the appeal and remanding back to PURA, finding that PURA acted illegally in denying the application as those disputed governance elements were mandated under Connecticut law. The Court upheld that operational aspects of the consumer advocate were within PURA’s statutory authority and regulatory discretion. A final decision is expected by PURA on March 25, 2026.

Based on PURA’s November 19, 2025 denial of the sale and the uncertainty of the ultimate outcome, the Aquarion water distribution business no longer met the criteria to be classified as held for sale and its assets and liabilities were reclassified as held and used on the balance sheet as of December 31, 2025. The reclassification to held and used did not result in an adjustment to Aquarion’s carrying values.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution and natural gas distribution for 2026 through 2030, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2026	2027	2028	2029	2030	2026 - 2030 Total
CL&P Transmission	$520	$358	$349	$241	$130	$1,598
NSTAR Electric Transmission	574	727	852	1,181	1,381	4,715
PSNH Transmission	181	275	291	85	97	929
Total Electric Transmission	1,275	1,360	1,492	1,507	1,608	7,242
Electric Distribution	2,291	2,278	2,180	2,197	2,296	11,242
Natural Gas Distribution	1,247	1,320	1,404	1,456	1,376	6,803
Total Electric and Natural Gas Distribution	3,538	3,598	3,584	3,653	3,672	18,045
Information Technology and All Other	259	217	276	219	256	1,227
Total	$5,072	$5,175	$5,352	$5,379	$5,536	$26,514

Additionally, investments for the water distribution business are expected to total approximately $1.3 billion from 2026 through 2030.

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

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2025 and 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2025 and 2024.

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

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, the preliminary just and reasonable base ROE for the NETOs, which FERC concludes are of average financial risk, is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent. If the results of the illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods. These preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order.

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

On February 4, 2025, the MISO transmission owners submitted a petition for review with the Court requesting review of the October 17, 2024 MISO ROE order on remand and a December 19, 2024 notice of denial of rehearing. The petition requests review of FERC’s decision to retroactively backdate the MISO transmission owners’ base ROE to the date of an earlier order that FERC abandoned when it issued Order No. 569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On August 21, 2025, the NETOs submitted a brief in support of the MISO transmission owners with the Court. Final briefs in the Court proceeding were submitted on January 26, 2026 and oral argument is scheduled for March 17, 2026.

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

CL&P Storm Filings: On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. On July 10, 2025, CL&P filed a second supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for ten additional catastrophic storms for the period February 1, 2023 through December 31, 2023 totaling approximately $171 million. On July 25, 2025, CL&P filed a third supplement in this application to include carrying charges calculated at the weighted average cost of capital on the deferred storm costs totaling $246 million, which reflects CL&P’s actual financing costs on the unpaid storm costs from the date the deferred storm costs first began to accrue through May 2025. These carrying charges have not been deferred on the balance sheet. On December 13, 2025, PURA opened a new proceeding for the prudency determination of CL&P’s 2018 to 2023 storm costs either by a settled or litigated process and a separate future docket will be needed to consider CL&P’s application to issue rate reduction bonds for the securitization of approved storm costs. A final decision is expected on or about July 29, 2026. Although we cannot predict the ultimate outcome of these storm proceedings, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

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

On September 19, 2025, CL&P received $107.8 million in general obligation bond proceeds from the State of Connecticut, which represent reimbursement of incurred costs that were previously recognized as regulatory assets on CL&P’s balance sheets. The proceeds received for the reimbursement of hardship costs and for electric vehicle charging program costs were credited against the SBC and NBFMCC regulatory deferrals on CL&P’s balance sheet as of December 31, 2025. The proceeds from the state bond funding are presented as a cash inflow in Regulatory Recoveries within operating activities on CL&P’s statement of cash flows.

CL&P Advanced Metering Infrastructure Filing: On January 3, 2024, PURA issued a final decision regarding CL&P’s Advanced Metering Infrastructure (AMI) investment and implementation plan. In CL&P’s view, the final decision did not provide a reasonable path for cost recovery and would delay implementation. In addition, in CL&P’s view, the final decision modifies the prudence standard for recovery of costs expended on the project, improperly linking recovery to outcomes not known at the outset of the project. On January 18, 2024, CL&P submitted a motion for reconsideration to PURA, asking that the agency modify these aspects of the decision, which PURA subsequently denied on February 14, 2024. On March 6, 2024, CL&P filed written comments citing four major problems associated with PURA’s guidelines for recovery of the costs of AMI implementation, which if not addressed, represent obstacles to AMI implementation in Connecticut. On April 16, 2024, PURA issued a procedural order directing Eversource and inviting all parties and intervenors to submit pre-filed testimony pertaining to AMI. CL&P witnesses filed testimony, including an updated estimate of $855 million for capital costs and operating expenses, and then subsequently participated in the AMI cost recovery hearing on June 6, 2024.

On October 17, 2024, PURA issued a proposed final decision on recovery of the costs for AMI implementation. On October 31, 2024, CL&P filed written exceptions focused on three main aspects of the proposed decision, which included (1) clarifying the prudence standard to be used in evaluating AMI investments, (2) timing of prudency reviews, and (3) cost recovery related to incremental O&M expenses. On December 4, 2024, PURA issued a final decision on the recovery of costs for AMI implementation. On December 9, 2024, CL&P filed a petition for reconsideration because PURA had not fully resolved the issues CL&P raised in its October 31, 2024 written exceptions. On November 25, 2025, PURA issued correspondence in connection with CL&P’s October 31, 2025 annual AMI compliance filing asserting that it was no longer evaluating the merits of CL&P’s petition for reconsideration, that PURA approval is not required for CL&P to deploy AMI, and that CL&P may invest in AMI at any time and seek cost recovery under the AMI tariff after meeting established filing criteria. On December 19, 2025, CL&P filed a motion responding to the legal issues raised in PURA’s correspondence and requested that PURA reopen the prior proceeding for the purpose of lawfully acting upon CL&P’s December 9, 2024 petition for reconsideration and resolving the open questions on AMI cost recovery.

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

On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $82.2 million and a total distribution revenue requirement of $802.2 million, effective November 1, 2025. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $95.7 million. The final decision also established an authorized net regulatory ROE of 9.32 percent, adopting a 9.48 percent ROE net of certain reductions totaling 16 basis points, and a 53 percent common equity ratio for Yankee Gas’ capital structure. PURA declined to approve the multi-year performance-based rate making plan that would adjust rates annually as proposed by Yankee Gas. PURA also implemented an annual cap on contemporaneous cost recovery of aging infrastructure replacement spending in the

Distribution Integrity Management Program (DIMP) rate tracking mechanism of $139.9 million, in which spending above the annual cap will be deferred for recovery until the next distribution rate case. The final decision resulted in a net pre-tax loss to earnings of $8.5 million in the fourth quarter of 2025, primarily for the write off of certain capitalized employee compensation costs that were disallowed from rate base. Yankee Gas filed motions to request PURA reconsider the disallowances of these capitalized costs, certain computational errors, and other issues identified in its final decision. On December 15, 2025, PURA issued a notice of reconsideration to reconsider the final decision. A final decision on the reconsideration is expected from PURA by March 15, 2026.

Aquarion Water Company of Connecticut Distribution 2022 Rate Case: On August 29, 2022, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of rate increases of $27.5 million, an additional $13.6 million, and an additional $8.8 million, effective March 15, 2023, 2024, and 2025, respectively. On March 15, 2023, PURA issued a final decision that rejected this request. In this decision, PURA ordered a decrease to total authorized revenues of $4.0 million effective March 15, 2023. The decision allows an authorized regulatory ROE of 8.70 percent. On March 30, 2023, AWC-CT filed an appeal on the decision. On March 25, 2024, the State of Connecticut Superior Court issued a decision on the appeal which dismissed nine, remanded back to PURA two, and partially remanded one of AWC-CT’s twelve claims of error in its appeal.

On April 18, 2024, PURA initiated a docket to address the matters on remand. On July 31, 2024, PURA issued a final decision in this docket and increased AWC-CT’s approved revenue requirement by $0.1 million above the amount authorized in the March 15, 2023 decision. Rates went into effect on July 31, 2024. On September 13, 2024, AWC-CT filed an appeal of PURA’s July 31, 2024 final decision to the Connecticut Superior Court. On December 9, 2025, the Connecticut Superior Court remanded the disallowance of approximately $0.4 million of rate case expenses back to PURA. PURA’s decision on the remand is pending.

On March 28, 2024, AWC-CT filed an appeal of the March 25, 2024 Connecticut Superior Court decision to the Connecticut Appellate Court, and that appeal was subsequently transferred to the Connecticut Supreme Court. On July 9, 2025, the Connecticut Supreme Court issued a decision that overturned PURA’s disallowance of $1.5 million in water conservation program expenses, but affirmed the remaining portions of PURA’s decision that were challenged on appeal. The Connecticut Supreme Court decision also validated AWC-CT’s argument that the correct legal standard PURA must use in determining whether costs can be recovered through customer rates is the longstanding prudence standard, which evaluates the prudence of management decision-making as of the time the utility made the decision to incur costs; PURA cannot use improper hindsight analysis to evaluate prudence. On December 10, 2025, PURA revised its July 31, 2024 decision and increased AWC-CT’s approved revenue requirement by $0.3 million reflecting recovery of the $1.5 million conservation program expenses over six years.

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 15, 2025, NSTAR Electric submitted its annual PBR Adjustment filing for a $55.1 million increase to base distribution rates and a total base distribution revenue requirement of $1.34 billion for effect on January 1, 2026. The requested base distribution rate increase is comprised of a $25.2 million inflation-based adjustment and a $29.9 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. On December 30, 2025, the DPU approved this filing.

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

On June 13, 2025, the DPU issued an order in the Phase II proceeding on the interim cost recovery mechanism for the ESMP, which approved the interim cost recovery mechanism with certain modifications. In the order, the DPU emphasized its attempt to balance affordability and the goals of advancing Massachusetts’ clean energy goals through proactive investments to support electrification and distributed generation. NSTAR Electric received approval for its proposed grid modernization and resiliency investments and incremental expense for a total spending cap of $139 million, reflecting an ordered reduction in capital spending on undergrounding for resiliency. In compliance with the Phase II order, a revised tariff was filed June 23, 2025, and the revised ESMP spending cap for the first term of July 1, 2025 through June 30, 2030, which included company-proposed incremental capital investment of $95 million and incremental expense of $44 million, was filed June 30, 2025. The DPU is conducting another phase of this proceeding to establish a long-term cost recovery mechanism, which is expected to be through base distribution rates.

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

On October 29, 2025, the DPU issued a decision determining that NSTAR Gas was not eligible to increase its distribution rates for the rate base reset because it did not achieve certain performance metrics under its PBR plan, and did not allow the base rate increase of $45.0 million for the incorporation of non-GSEP plant additions into base rates. The decision stated that those investments could be considered for inclusion in base distribution rates in NSTAR Gas’s next base rate proceeding. The DPU did allow NSTAR Gas to transfer its GSEP revenues through 2024 of $107.3 million for recovery through base distribution rates effective November 1, 2025. The DPU approved the base distribution rate increase of $10.3 million for the inflation-based adjustment. The DPU also approved NSTAR Gas’ mitigation proposal, in which NSTAR Gas paused recovery of the Gas System Enhancement Adjustment Factor (GSEAF) and reduced the current GSEAF to zero on November 1, 2025 in order to align this decrease with the base rate increase and to mitigate November 1, 2025 bill impacts to customers. NSTAR Gas will begin to recover the remaining 2025 GSEP revenue requirement on May 1, 2026 over 18 months. On November 4, 2025, NSTAR Gas filed a motion requesting the DPU to reconsider its decision denying the rate base reset citing legal concerns and arguing that the decision will ultimately result in higher costs for customers. NSTAR Gas also notified the DPU of its intention to file a base distribution rate case.

On December 30, 2025, NSTAR Gas and the Massachusetts Office of the Attorney General reached a joint settlement agreement that allowed for the reinstatement of the rate base reset of $45.0 million increase to base distribution rates effective January 1, 2026, for NSTAR Gas to not petition for a rate case with new rates effective December 1, 2026, and for continuation of NSTAR Gas’ PBR program through November 1, 2030. The settlement agreement also required NSTAR Gas to provide a credit to customers of $10.2 million over a ten-month period beginning January 2026 as penalty for its failure to meet three performance metrics as required for eligibility for the rate base reset, pay a $2 million concession to the Office of the Attorney General to fund customer energy assistance programs, waive recovery of certain carrying charges, delay recovery of $53 million of capital pipeline investments until the next rate case, and provide bill stabilization credit deferrals. The DPU approved the settlement agreement on January 16, 2026. The settlement agreement resulted in a pre-tax charge to earnings of $12.2 million in the fourth quarter of 2025.

NSTAR Electric and EGMA Settlement: On November 3, 2025, EGMA, NSTAR Electric, and the Massachusetts Office of the Attorney General reached a joint settlement agreement that resolved outstanding issues in multiple open Pension Adjustment Mechanism (PAM) dockets and open Resiliency Tree Work (RTW) dockets at NSTAR Electric and allows recovery of transaction and integration costs related to Eversource’s acquisition of EGMA. Certain PAM and RTW collections are being refunded to NSTAR Electric’s customers over a one-year period beginning January 1, 2026 and the transaction and integration costs of $82.3 million will be collected from EGMA customers over a ten-year period from the time of the next EGMA rate case. The settlement agreement was approved by the DPU on December 1, 2025. The settlement resulted in a net pre-tax benefit to earnings of $64.8 million on the Eversource income statement in the fourth quarter of 2025 ($82.3 million benefit at Eversource Parent and Other Companies for the allowed recovery of previously expensed acquisition-related and integration costs and $17.5 million charge at NSTAR Electric) and a net increase to regulatory assets on the Eversource balance sheet.

Massachusetts 2026 Winter Bill Relief Program: In February 2026, NSTAR Electric, NSTAR Gas and EGMA implemented a winter electric and natural gas bill relief program as required by the DPU. Under this program, in February and March 2026, residential electric customers in Massachusetts will receive an aggregate bill reduction of approximately 25 percent and residential natural gas customers will receive an aggregate bill reduction of approximately 10 percent, a portion of which will be funded by the Commonwealth of Massachusetts. The remaining bill credits will be deferred for recovery from electric customers between April and December 2026 and from natural gas customers between May and October 2026, subject to DPU approval. No carrying charges will be collected. The bill relief program results in delayed collections from customers, impacting the timing of cash flows. Proceeds of $84.1 million were received by NSTAR Electric in January 2026 and will reduce regulatory assets recorded on its balance sheet in the first quarter of 2026.

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

The impact of the rate case decision resulted in a pre-tax benefit to earnings of $15.6 million at PSNH due primarily to the recoupment and the allowed recovery of other deferrals that will be recovered in the RRA. The majority of this amount was recorded as a reduction to amortization expense on PSNH’s statement of income in 2025.

On January 30, 2026, the New Hampshire Department of Energy filed a notice of appeal with the New Hampshire Supreme Court challenging certain aspects of the PSNH distribution rate case. The appeal raises issues regarding the lawfulness of the Company’s alternative regulatory framework, the adequacy of the NHPUC’s findings supporting the approved revenue requirement, and whether the NHPUC sufficiently addressed required regulatory factors in its final order. The Department of Energy contends that additional findings were necessary to support the final determinations. On February 6, 2026, the Office of the Consumer Advocate filed a notice of cross-appeal with the New Hampshire Supreme Court challenging other aspects of the rate case decision. The NHPUC, as the deciding agency, is afforded the highest level of deference by the New Hampshire Supreme Court, and therefore the Department of Energy and the Office of Consumer Advocate will have a very high burden to meet to be successful on appeal. Eversource is currently evaluating the appeals and will respond consistent with applicable legal and regulatory processes.

Legislative and Policy Matters

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

Under the OBBBA, clean energy credits, such as clean electricity investment, can lose eligibility if an entity is owned by, controlled by, or receives material assistance from certain prohibited foreign entities. This foreign ownership would include equity ownership and indirect involvement such as debt holdings and supply-chain relationships. The Company currently does not have any tax credits that qualify under the new OBBBA rules.

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

The Act also directs PURA’s procurement manager, after consultation with the electric distribution companies, the Consumer Counsel and the Commissioner of DEEP, to file with PURA a proposed amendment to the plan to procure standard electric service that would authorize electric distribution companies to, among other things, make dynamic market purchases to attempt to reduce the average cost and minimize the price volatility of standard electric service.

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

PFAS Settlements: Aquarion opted into class-action settlements with the defendants 3M Company, E.I. duPont de Nemours and Company, Tyco Fire Products LP, and BASF Corporation. These settlement agreements were entered to resolve claims of per- and polyfluoroalkyl substances (PFAS) contamination in the drinking water provided by public water systems. In July 2024 and April 2025, Aquarion and other qualifying class members submitted claims to receive settlement awards; these awards were allocated based on the overall number of claimants, PFAS concentrations and flow rates of water sources, and a variety of other factors. The final, total recovery from these settlements is unknown and will be based on the Claims Administrator’s review of the submitted claims and the subsequent allocation procedures. Aquarion anticipates receiving recovery from 3M Company over the next nine years and from E.I. duPont de Nemours and Company over the next two years. The schedule for BASF Corporation and Tyco Fire Products LP are unknown at this time. Aquarion has received $17.8 million of proceeds in 2025. Proceeds from the settlements will be used to fund capital expenditures.

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

Storm restoration and pre-staging costs are subject to prudency reviews from our regulators. We have $2.06 billion of deferred storm costs that either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review as of December 31, 2025. Tropical Storm Isaias in August 2020 resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2025. Although in 2021 PURA found that CL&P’s performance in its preparation for, and response to, Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it presented in its 2023 storm filing credible evidence demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of the Tropical Storm Isaias costs may be disallowed by PURA, any such amount cannot be estimated at this time. We believe that our storm restoration costs deferred were prudently incurred, meet the criteria for cost recovery, and are probable of recovery.

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

Expected Long-Term Rate of Return on Plan Assets Assumption:  In developing the expected long-term rate of return, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations.  For the year ended December 31, 2025, our expected long-term rate-of-return assumption used to determine our pension and PBOP expense was 8.25 percent for the Eversource Service Pension and PBOP plans.  For the forecasted 2026 pension and PBOP expense, an expected long-term rate of return of 8.25 percent for the Eversource Service Pension and PBOP plans will be used reflecting our target asset allocations.

Discount Rate Assumptions:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2025, the discount rates used to determine the funded status were within a range of 4.9 percent to 5.5 percent for the Pension and SERP Plans, and 5.4 percent to 5.5 percent for the PBOP Plans.  As of December 31, 2024, the discount rates used were within a range of 5.6 percent to 5.7 percent for the Pension and SERP Plans, and 5.7 percent for the PBOP Plans.  The decrease in the discount rates used to calculate the funded status resulted in an increase to the Pension and SERP Plans’ projected benefit obligation of $98.2 million and an increase to the PBOP Plans' projected benefit obligation of $11.2 million as of December 31, 2025.

The Company uses the spot rate methodology for the service and interest cost components of Pension, SERP and PBOP expense because it provides a relatively precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  The discount rates used to estimate the 2025 expense were within a range of 5.2 percent to 5.8 percent for the Pension and SERP Plans, and within a range of 5.4 percent to 5.9 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. In 2025, our mortality assumption utilized the Society of Actuaries base mortality tables (Pri-2012), adjusted to reflect Eversource’s own mortality experience, and projected generationally using the MP-2021 improvement scale.

Compensation/Progression Rate Assumptions:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants will receive in the future.  As of December 31, 2025 and 2024, the compensation/progression rates used to determine the Pension and SERP Plan funded status were within a range of 3.5 percent to 4.0 percent.

Health Care Cost Assumptions: The Eversource Service PBOP Plan is not subject to health care cost trends.

Cash Balance Interest Crediting Rate Assumption: The Cash Balance Pension Plan is a recent additional obligation of the existing Eversource Service Pension Plan and the liability began to accrue benefits upon the effective date of January 1, 2025. The cash balance interest crediting rate assumption represents the long-term rate by which the Pension Plan’s cash balance accounts are expected to grow. Actual interest on the cash balance accounts is based on the 30-year U.S. Treasury securities rate in effect for September of the preceding year, with a minimum rate of 4 percent. The cash balance interest crediting rate assumption used in determining the forecasted 2026 pension expense was 4.8 percent.

Actuarial Gains and Losses:  Actuarial gains and losses represent the differences between actuarial assumptions and actual information or updated assumptions. Unamortized actuarial gains or losses arising at the December 31st measurement date are primarily from differences in actual investment performance compared to our expected return and changes in the discount rate assumption. The Eversource Service Pension and PBOP Plans use the corridor approach to determine the amount of gain or loss to amortize into net periodic benefit expense/income. The corridor approach defers all actuarial gains and losses arising at remeasurement and the net unrecognized actuarial gain or loss balance is amortized as a component of expense if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the market value of the plan’s assets or the projected benefit obligation. The amount of net unrecognized actuarial gain or loss in excess of the 10 percent corridor is amortized to expense over the estimated average future employee service period. For the Eversource Service Pension Plan, the net actuarial gain or loss is amortized as a component of expense over the estimated average future employee service period of thirteen years. For the Eversource Service PBOP Plan, the net unrecognized actuarial gain or loss was within the 10 percent corridor and therefore there was no amortization to expense during 2025.

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

Net Periodic Benefit Expense/Income: Pension, SERP and PBOP expense/income is determined by our actuaries and consists of service cost and prior service cost/credit, interest cost based on the discounting of the obligations, amortization of actuarial gains and losses, and the expected return on plan assets. For the Pension and SERP Plans, pre-tax net periodic benefit income was $83.5 million, $76.8 million and $108.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.  For the PBOP Plans, pre-tax net periodic benefit income was $68.7 million, $64.3 million and $57.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The change in pension, SERP and PBOP expense/income arising from the annual remeasurement does not fully impact earnings. Our Massachusetts utilities recover qualified pension and PBOP expenses related to their distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year, and therefore the change in their pension and PBOP expense does not impact earnings. Our electric transmission companies' rates provide for an annual true-up of estimated to actual costs, which include pension expenses, and therefore the change in their pension expense does not impact earnings. Any differences between the fixed level of PBOP expense included in our formula rate and the PBOP expense calculated in accordance with authoritative accounting guidance is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. Additionally, the portion of our pension and PBOP expense that relates to company labor devoted to capital projects is capitalized on the balance sheet instead of being charged to expense.

Forecasted Expense/Income and Expected Contributions:  We estimate that net periodic benefit income in 2026 for the Pension and SERP Plans will be approximately $124 million and for the PBOP Plans will be approximately $79 million. The increase in pension income from 2025 to 2026 is driven primarily by a decrease in the interest cost component and by favorable expected return on assets due to a higher asset balance, partially offset by an increase in the service cost component. The increase in PBOP income from 2025 to 2026 is driven primarily by favorable expected return on assets due to a higher asset balance and a decrease in the interest cost component. For the PBOP Plans, there is no amortization of actuarial loss in 2026. Pension, SERP and PBOP expense/income for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually, as necessary, in an amount at least equal to the amount that will satisfy all federal funding requirements. Based on the current status of the Pension Plans and federal pension funding requirements, for our Eversource Service Pension Plan there is no minimum funding requirement in 2026 and we do not expect to make pension contributions in 2026. It is our policy to fund the PBOP Plans annually, as necessary, through tax deductible contributions to external trusts. We do not expect to make any contributions to the Eversource Service PBOP Plan in 2026.

Sensitivity Analysis:  The following table illustrates the hypothetical effect on reported annual net periodic benefit income as a result of a change in the following assumptions by 50 basis points:

	Pension Plans (excluding SERP Plans)		PBOP Plans
	Decrease in Plan Income		Decrease/(Increase) in Plan Income
(Millions of Dollars)	For the Years Ended December 31,		For the Years Ended December 31,
Eversource	2025	2024	2025	2024
Lower expected long-term rate of return	$28.4	$28.9	$5.2	$5.0
Lower discount rate	14.5	27.4	(0.3)	(0.5)
Higher compensation rate	4.1	5.9	N/A	N/A

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

We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution.  The Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas, Yankee Gas and EGMA. The Water Distribution reporting unit includes the Aquarion water utility businesses.  As of December 31, 2025, goodwill was allocated to the reporting units as follows: $2.54 billion to Electric Distribution, $577 million to Electric Transmission, $451 million to Natural Gas Distribution, and $662 million to Water Distribution.

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

We completed our annual goodwill impairment assessment for the Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units as of October 1, 2025 and determined it was more likely than not that their fair value exceeded carrying value and no impairment existed. The annual goodwill assessment included a qualitative evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

For these reporting units, we believe that their fair value was substantially in excess of their carrying value. Adverse regulatory actions, changes in the regulatory and political environment, or changes in significant assumptions could potentially result in future goodwill impairment indicators.

For the Water Distribution reporting unit, in the fourth quarter of 2024, we concluded that the likely sale of Aquarion at a loss resulted in the requirement to perform an interim goodwill impairment test for Water Distribution goodwill. We compared the estimated fair value of the business from the anticipated transaction to its carrying value. Assumptions used in the valuation were the future cash flows from the sale, including the estimated income tax impacts as a result of the transaction. Based on the interim impairment test, we recorded a goodwill impairment of $297 million to write down the carrying value of the water distribution reporting unit to its estimated fair value. The remaining goodwill held by the Water Distribution reporting unit was reclassified to Assets Held for Sale on the Eversource balance sheet as of December 31, 2024 and became part of the water distribution disposal group.

As of October 1, 2025, our annual goodwill impairment test date, the goodwill of the Water Distribution reporting unit was classified within Assets Held for Sale, and the disposal group was carried at fair value less cost to sell. Based on PURA’s November 19, 2025 denial of the Aquarion sale and the uncertainty of the ultimate outcome, the Aquarion water distribution business no longer met the criteria to be classified as held for sale. The goodwill held by the Water Distribution reporting unit of $662.5 million that was previously classified within Assets Held for Sale has been reclassified to Goodwill on the Eversource balance sheet as of December 31, 2025. In the fourth quarter of 2025, we performed a goodwill impairment test for Water Distribution goodwill and determined that no impairment existed.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and other assets, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. An impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The evaluation of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows. If indicators are present for a long-lived asset or asset group, a comparison of the undiscounted expected future cash flows to the carrying value is performed. No significant impairments occurred during the year 2025.

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

Upon the sales of our offshore wind investments in 2024, we recorded a contingent liability reflecting our estimate of the future obligations under the terms of the sale to GIP for the South Fork Wind and Revolution Wind projects. As of December 31, 2025 and 2024, the contingent liability totaled $448.2 million and $365.0 million, respectively. Assumptions and key judgments in determining the estimated liability include the expected cost overrun sharing obligation, expected obligation to maintain GIP’s internal rate of return through the construction period, expected attainment of commercial operation, obligation for other future costs prior to commercial operation, as well as the likelihood of realization of investment tax credit adders that were included in the purchase price. The use of different assumptions, estimates, or judgments could materially impact the financial statements. We rely on information that we receive from the project owners for the construction-related, delay-related, and insurance-related costs of Revolution Wind. We use our judgment to adjust, as needed, the expected obligations to GIP while construction of Revolution Wind is completed. New information or future developments that arise as the construction of Revolution Wind progresses will necessitate a reassessment of the estimated liability to GIP. Adverse changes in facts, regulations and circumstances could result in additional losses that could be material to the financial statements.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated. Increases to estimates of environmental liabilities could have an adverse impact on earnings. We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third-party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  Estimates are based on the expected remediation plan. Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates.

Allowance for Uncollectible Accounts: We estimate the allowance for uncollectible accounts based upon various judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category. Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable.

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

Derivative Instruments:  The accounting treatment for energy contracts entered into varies and depends on the intended use of the particular contract and on whether or not the contract is a derivative.  Many of the electric and natural gas companies' contracts for the purchase and sale of energy or energy-related products for delivery to customers in the normal course of business are derivatives that are designated as “normal purchases” or “normal sales” and follow accrual accounting. If a contract is a derivative and the energy is settled in the energy market rather than delivered to customers, it is recorded at fair value on the balance sheet. The application of derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, election and designation of a contract as normal, and determination of the fair value of derivative contracts.  All of these judgments can have a significant impact on the financial statements.

The fair values of derivative contracts are estimated based on the best market information available, including valuation models that estimate future energy and energy-related prices. Fair value estimates involve assumptions, uncertainties and matters of judgment. Valuations are sensitive to the prices of energy-related products in future years and assumptions made. Changes in fair value of our derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs or include the benefits of these contracts in rates charged to customers.

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

We use quoted market prices when available to determine the fair value of financial instruments.  When quoted prices in active markets for the same or similar instruments are not available, we value financial instruments and derivative contracts using models that incorporate both observable and unobservable inputs.  Discounted cash flow valuations incorporate estimates of premiums or discounts, reflecting risk-adjusted profit that would be required by a market participant to arrive at an exit price, using available historical market transaction information and expectations. Valuations of derivative contracts also reflect our estimates of nonperformance risk, including credit risk.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Increase/(Decrease)
Operating Revenues	$13,547.2	$11,900.8	$1,646.4
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	4,209.2	3,736.1	473.1
Operations and Maintenance	2,073.8	2,012.9	60.9
Depreciation	1,568.6	1,433.5	135.1
Amortization	835.9	342.9	493.0
Energy Efficiency Programs	778.2	671.8	106.4
Taxes Other Than Income Taxes	1,092.9	997.9	95.0
Loss on Pending Sale of Aquarion	—	297.0	(297.0)
Total Operating Expenses	10,558.6	9,492.1	1,066.5
Operating Income	2,988.6	2,408.7	579.9
Interest Expense	1,243.3	1,111.3	132.0
Losses on Offshore Wind	284.0	464.0	(180.0)
Other Income, Net	378.9	410.5	(31.6)
Income Before Income Tax Expense	1,840.2	1,243.9	596.3
Income Tax Expense	140.3	424.7	(284.4)
Net Income	1,699.9	819.2	880.7
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$1,692.4	$811.7	$880.7

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/ (Decrease)	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage (Decrease)/ Increase
	2025	2024		2025	2024		2025	2024
Traditional	7,907	7,807	1.3%	—	—	—%	1,663	1,669	(0.4)%
Decoupled	43,409	43,516	(0.2)%	160,784	147,293	9.2%	24,788	24,308	2.0%
Total Sales Volumes	51,316	51,323	—%	160,784	147,293	9.2%	26,451	25,977	1.8%

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

Operating Revenues: The variance in Operating Revenues by segment in 2025, as compared to 2024, is as follows:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$973.1
Natural Gas Distribution	530.9
Electric Transmission	162.3
Water Distribution	7.6
Other	31.4
Eliminations	(58.9)
Total Operating Revenues	$1,646.4

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues: Base distribution rates are the approved, regulated charges to recover the utility’s cost of service, including operations and building and maintaining infrastructure, that allow utilities to recover investments and earn a reasonable return. Base distribution rates are established in base rate proceedings and approved by state regulators. Fluctuations in base distribution revenues impact earnings.
•Base electric distribution revenues increased $114.1 million due primarily to base distribution rate increases at PSNH effective August 1, 2024 and August 1, 2025 and at NSTAR Electric effective January 1, 2025.
•Base natural gas distribution revenues increased $198.1 million due primarily to base distribution rate increases effective November 1, 2024 and November 1, 2025 at both EGMA and NSTAR Gas and effective November 1, 2025 at Yankee Gas. The base revenue increase also includes a shift of recovery into base rates of certain GSEP investments, which does not impact earnings.

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

NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On October 30, 2024, the DPU approved the annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect November 1, 2024. On October 29, 2025, the DPU approved a $10.3 million increase to base distribution rates for effect on November 1, 2025.

EGMA was allowed two rate base resets in a DPU-approved October 7, 2020 rate settlement agreement, with the first rate base reset on November 1, 2024. After adjusting for a cap required under the terms of the rate settlement agreement, the increase to base distribution rates was $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). Base distribution rates were increased effective November 1, 2025 to incorporate the $62.2 million remaining revenue requirement. On November 7, 2024, the DPU approved this filing.

On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $82.2 million, effective November 1, 2025. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $95.7 million.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others, energy supply and natural gas supply procurement, state mandated energy purchase agreements and other energy-related costs, electric retail transmission charges, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits, net metering for distributed generation, and solar-related programs. Revenues from certain of these cost tracking mechanisms also include certain incentives earned, return on capital tracking mechanisms, and carrying charges that are billed in rates to customers, which do impact earnings. Tracked revenues also include wholesale market sales transactions, such as sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third-party marketers, and the sale of RECs to various counterparties.

Customers have the choice to purchase electricity from their Eversource electric utility or from a competitive third-party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third-party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or

PSNH, each utility purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues. Certain eligible natural gas customers may elect to purchase natural gas from their Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the natural gas commodity to customers who have contracted separately with these operators, only the delivery to a customer, as the utility is acting as an agent on behalf of the gas supply operator.

The variance in tracked distribution revenues in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	Electric Distribution	Natural Gas Distribution
Retail Tariff Tracked Revenues:
Energy supply procurement	$(128.7)	$231.7
Retail transmission	245.2	—
CL&P NBFMCC	153.3	—
CL&P System Benefit Charge	94.6	—
Energy efficiency	26.1	80.5
Other distribution tracking mechanisms	123.4	(2.3)
Wholesale Market Sales Revenue	345.8	22.1

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement within electric distribution was driven by lower average prices, partially offset by higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution was driven by higher average prices and higher average supply-related sales volumes.

The variance in CL&P’s NBFMCC revenues was driven by changes in the retail NBFMCC rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The rate changes primarily resulted from the timing of recovery of net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants. The average NBFMCC rates are as follows:

	Effective Date
	September 1, 2023	July 1, 2024	September 1, 2024	May 1, 2025	September 1, 2025
Average NBFMCC Rate	$0.00293	$0.03906	$0.04290	$0.02109	$0.01675

The increase in electric distribution wholesale market sales revenue in 2025, as compared to 2024, was due primarily to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $67.50 per MWh in 2025, as compared to $39.53 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

CL&P is required by both state legislation and regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate. CL&P does not earn any margin or return from the sale of this contracted output, which solely offsets the cost of the legislatively required purchases from Millstone and Seabrook. Changes in CL&P’s NBFMCC retail revenues and CL&P’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense.

Electric Transmission Revenues:  Electric transmission revenues increased $162.3 million due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).

The variance in Purchased Power, Purchased Natural Gas and Transmission expense in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Energy supply procurement costs	$(117.0)
Other electric distribution costs	159.1
Natural gas supply costs	218.7
Transmission costs	231.6
Eliminations	(19.3)
Total Purchased Power, Purchased Natural Gas and Transmission	$473.1

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs is due to an increase in the long-term renewable energy purchase contract cost deferral and higher net metering costs at NSTAR Electric, higher long-term contractual energy-related costs and the cost of renewable energy credits that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and higher net metering costs at PSNH.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased due primarily to higher average prices, higher average purchased volumes and an increase in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investments. The increase was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual cost of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses (including labor and benefits)	$15.3
Shared corporate costs (including IT system depreciation at Eversource Service)	12.7
Storm costs	12.2
Uncollectible expense	9.4
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	(7.4)
Total Base Electric Distribution (Non-Tracked Costs)	42.2
Tracked Electric Costs (Electric Distribution and Electric Transmission):
Customer credits at NSTAR Electric as a result of the joint settlement agreement approved in Massachusetts (earnings charge)	17.5
Other tracked - Increase due primarily to higher transmission expense, and higher pension tracking mechanism at NSTAR Electric, partially offset by a decrease in grid modernization mechanism at NSTAR Electric and lower uncollectible expenses	42.2
Total Tracked Electric Costs	59.7
Total Electric Distribution and Electric Transmission	101.9
Natural Gas Distribution:
Base (Non-Tracked Costs):
Increase due primarily to higher uncollectible expense, higher shared corporate costs, and higher corporate vendor services	36.6
Customer credits and concession at NSTAR Gas as a result of the settlement agreement approved in Massachusetts	12.2
Impact of Yankee Gas rate case decision on November 5, 2025; primarily due to the write off of certain capitalized employee compensation costs disallowed from rate base	11.9
Base (Non-Tracked Costs)	60.7
Tracked Costs	3.7
Total Natural Gas Distribution	64.4
Eversource Parent, Water Distribution and Other Companies:
Acquisition-related and integration costs allowed for recovery through EGMA distribution rates as a result of the joint settlement agreement approved in Massachusetts (earnings benefit)	(82.3)
Other operations and maintenance	13.8
Eliminations	(36.9)
Total Operations and Maintenance	$60.9

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

The variance in Amortization is due primarily to the deferral adjustments of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism and the SBC mechanism), partially offset by NSTAR Electric and PSNH (included in the stranded cost recovery mechanism), which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, as well as the impact of the PSNH rate case decision.

The CL&P non-bypassable FMCC retail rates in effect were higher than those in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in a corresponding increase to amortization expense of $428.2 million for the CL&P non-bypassable FMCC deferral adjustment.

The PSNH rate case decision allowed for the recoupment of temporary rates and the allowed recovery of other deferrals resulting in a pre-tax benefit to earnings of $15.6 million, the majority of which was recorded as a reduction to amortization expense on the statement of income in the third quarter of 2025.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense increased due primarily to the deferral adjustment that matched costs to the corresponding revenues recorded as well as higher program spending.

Taxes Other Than Income Taxes expense increased due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher mill rates at NSTAR Electric and higher Connecticut gross earnings taxes.

Loss on Pending Sale of Aquarion relates to the impairment charge recorded in 2024 to write down the carrying value of the water business to fair value resulting from the expected sale of Aquarion. For further information, see "Business Development and Capital Expenditures – Aquarion Sale Status and Regulatory Denial" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense increased due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Long-term debt	$91.3
Absence in 2025 of capitalized interest as a result of the sale of our offshore wind projects in the third quarter of 2024	69.3
Capitalized AFUDC related to debt funds	0.3
Amortization of debt discounts and premiums, net	4.5
Regulatory deferrals	(31.3)
Short-term notes payable	(2.4)
RRBs	(1.5)
Other	1.8
Total Interest Expense	$132.0

Losses on Offshore Wind for 2025 relates to the pre-tax charge of $284 million associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with GIP for the South Fork Wind and Revolution Wind projects. In 2024, it related to the loss recorded for sales of our equity method offshore wind investments. See "Earnings Overview – Offshore Wind Sale and Contingent Liability" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Income, Net decreased due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	23.9
Interest Income (primarily on regulatory deferrals)	(12.7)
Capitalized AFUDC related to equity funds	1.2
Equity in Earnings of Unconsolidated Affiliates	(32.0)
Investment (Loss)/Income	(6.0)
Other	(6.0)
Total Other Income, Net	$(31.6)

Income Tax Expense decreased due primarily to a decrease in reserves ($394.6 million), a decrease in return to provision adjustments ($23.6 million), an increase in amortization of EDIT ($13.6 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($30.2 million), partially offset by higher pre-tax earnings ($125.2 million), higher state taxes ($51.9 million), and higher share-based payment tax deficiency ($0.5 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)	2025	2024	Increase/ (Decrease)
Operating Revenues	$5,241.0	$4,615.0	$626.0	$3,986.6	$3,720.9	$265.7	$1,376.4	$1,294.5	$81.9
Operating Expenses:
Purchased Power and Transmission	1,815.8	1,836.9	(21.1)	1,141.7	1,045.3	96.4	280.2	244.4	35.8
Operations and Maintenance	849.0	815.3	33.7	792.3	735.0	57.3	299.2	288.3	10.9
Depreciation	432.7	406.5	26.2	446.0	407.7	38.3	168.0	154.1	13.9
Amortization of Regulatory Assets, Net	649.7	104.5	545.2	107.6	130.9	(23.3)	68.2	136.1	(67.9)
Energy Efficiency Programs	170.2	171.7	(1.5)	294.4	263.4	31.0	46.2	42.9	3.3
Taxes Other Than Income Taxes	452.9	419.6	33.3	320.5	280.3	40.2	106.1	96.9	9.2
Total Operating Expenses	4,370.3	3,754.5	615.8	3,102.5	2,862.6	239.9	967.9	962.7	5.2
Operating Income	870.7	860.5	10.2	884.1	858.3	25.8	408.5	331.8	76.7
Interest Expense	211.9	231.0	(19.1)	256.1	222.7	33.4	90.0	77.8	12.2
Other Income, Net	59.7	77.6	(17.9)	192.6	191.4	1.2	43.0	31.1	11.9
Income Before Income Tax Expense	718.5	707.1	11.4	820.6	827.0	(6.4)	361.5	285.1	76.4
Income Tax Expense	167.2	194.5	(27.3)	190.0	190.6	(0.6)	92.1	70.2	21.9
Net Income	$551.3	$512.6	$38.7	$630.6	$636.4	$(5.8)	$269.4	$214.9	$54.5

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	Percentage Increase/(Decrease)
CL&P	20,351	20,151	200	1.0%
NSTAR Electric	23,058	23,365	(307)	(1.3)%
PSNH	7,907	7,807	100	1.3%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $626.0 million at CL&P, $265.7 million at NSTAR Electric, and $81.9 million at PSNH in 2025, as compared to 2024.

Base Distribution Revenues: Base distribution rates are the approved, regulated charges to recover the utility’s cost of service, including operations and building and maintaining infrastructure, that allow utilities to recover investments and earn a reasonable return. Base distribution rates are established in base rate proceedings and approved by state regulators. Fluctuations in base distribution revenues impact earnings.

•CL&P's distribution revenues were flat.
•NSTAR Electric's distribution revenues increased $54.2 million due primarily to a base distribution rate increase effective January 1, 2025.
•PSNH's distribution revenues increased $59.9 million due primarily to base distribution rate increases effective August 1, 2024 and August 1, 2025.

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

Customers have the choice to purchase electricity from their Eversource electric utility or from a competitive third-party supplier. For customers who have contracted separately with these competitive suppliers, revenue is not recorded for the sale of the electricity commodity, as the utility is acting as an agent on behalf of the third-party supplier. For customers that choose to purchase electric generation from CL&P, NSTAR Electric or PSNH, each utility purchases power on behalf of, and is permitted to recover the related energy supply cost without mark-up from, its customers, and records offsetting amounts in revenues and purchased power related to this energy supply procurement. CL&P, NSTAR Electric and PSNH each remain as the distribution service provider for all customers and charge a regulated rate for distribution delivery service recorded in revenues.

The variance in tracked distribution revenues in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Retail Tariff Tracked Revenues:
Energy supply procurement	$(44.1)	$(93.4)	$8.8
Retail transmission	56.3	135.0	53.9
CL&P NBFMCC	153.3	—	—
CL&P System Benefit Charge	94.6	—	—
Other distribution tracking mechanisms	56.7	143.7	(50.9)
Wholesale Market Sales Revenue	309.4	38.5	(2.1)

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

The decrease in energy supply procurement at CL&P was driven by lower average prices, partially offset by higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric was driven by lower average prices and lower average supply-related sales volumes. The increase in energy supply procurement at PSNH was driven by higher average prices and higher average supply-related sales volumes.

The variance in CL&P’s NBFMCC revenues was driven by changes in the retail NBFMCC rate. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The rate changes primarily resulted from the timing of recovery of net costs associated with power purchase agreements with the Millstone and Seabrook nuclear power plants. The average NBFMCC rates are as follows:

	Effective Date
	September 1, 2023	July 1, 2024	September 1, 2024	May 1, 2025	September 1, 2025
Average NBFMCC Rate	$0.00293	$0.03906	$0.04290	$0.02109	$0.01675

The increase in CL&P’s wholesale market sales revenue in 2025, as compared to 2024, was due primarily to higher average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $67.50 per MWh in 2025, as compared to $39.53 per MWh for the same period in 2024, driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P.

CL&P is required by both state legislation and regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered in 2019. CL&P does not have legislative authority to use this purchased output to serve its customer load and therefore sells the energy into the wholesale market and uses the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P FMCC rate. CL&P does not earn any margin or return from the sale of this contracted output, which solely offsets the cost of the legislatively required purchases from Millstone and Seabrook. Changes in CL&P’s NBFMCC retail revenues and CL&P’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense.

Transmission Revenues: Transmission revenues increased $55.9 million at CL&P, $64.0 million at NSTAR Electric and $42.4 million at PSNH due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Eliminations: Eliminations are related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $55.7 million at CL&P, $75.0 million at NSTAR Electric and $31.9 million at PSNH.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$(41.1)	$(85.1)	$9.2
Other electric distribution costs	29.1	122.5	7.5
Transmission costs	46.6	134.0	51.0
Eliminations	(55.7)	(75.0)	(31.9)
Total Purchased Power and Transmission	$(21.1)	$96.4	$35.8

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs is due to an increase in the long-term renewable energy purchase contract cost deferral and higher net metering costs at NSTAR Electric, higher long-term contractual energy-related costs and the cost of renewable energy credits that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and higher net metering costs at PSNH.

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
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in costs billed by ISO-NE and an increase in the retail transmission cost deferral. These increases were partially offset by a decrease in Local Network Service charges.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE and an increase in Local Network Service charges. These increases were partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense in 2025, as compared to 2024, is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses (including labor and benefits)	$17.6	$0.3	$(2.6)
Storm costs	7.8	2.6	1.8
Shared corporate costs (including IT system depreciation at Eversource Service)	2.6	8.6	1.5
Uncollectible expense	0.2	8.3	0.9
General corporate costs (including vendor services in corporate areas, insurance, fees and assessments)	(6.8)	11.4	(4.7)
Vegetation management	(3.7)	(5.9)	10.1
Operations-related expenses (including vendor services, vehicles and materials)	(3.0)	(4.6)	(0.2)
Total Base Electric Distribution (Non-Tracked Costs)	14.7	20.7	6.8
Tracked Costs:
Customer credits at NSTAR Electric as a result of the joint settlement agreement approved in Massachusetts (earnings charge)	—	17.5	—
Other tracked - Increase due primarily to higher transmission expense, and higher pension tracking mechanism at NSTAR Electric, partially offset by a decrease in grid modernization mechanism at NSTAR Electric and lower uncollectible expenses	19.0	19.1	4.1
Total Tracked Costs	19.0	36.6	4.1
Total Operations and Maintenance	$33.7	$57.3	$10.9

Depreciation expense increased for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets, Net is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism and the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC retail rates in effect were higher than those in the prior period and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in a corresponding increase to amortization expense of $428.2 million for the CL&P non-bypassable FMCC deferral adjustment.
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

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The variance in Energy Efficiency Programs expense is due primarily to the following:

•The decrease at CL&P was due to lower program spending, partially offset by the deferral adjustment that matched costs to the corresponding revenues recorded.
•The increase at NSTAR Electric was due to the deferral adjustment that matched costs to the corresponding revenues recorded, partially offset by lower program spending.
•The increase at PSNH was due to higher program spending, partially offset by the deferral adjustment that matched costs to the corresponding revenues recorded.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increase at CL&P was due to higher Connecticut gross earnings taxes and higher property taxes as a result of higher utility plant balances.
•The increase at NSTAR Electric was due to higher property taxes as a result of higher utility plant balances and higher mill rates.
•The increase at PSNH was due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$20.8	$48.7	$10.9
Capitalized AFUDC related to debt funds	(6.4)	(1.7)	3.2
Amortization of debt discounts and premiums, net	1.0	1.3	0.4
Regulatory deferrals	(20.9)	(9.9)	3.4
Short-term notes payable	(13.8)	(5.2)	(4.0)
RRBs	—	—	(1.5)
Other	0.2	0.2	(0.2)
Total Interest Expense	$(19.1)	$33.4	$12.2

Other Income, Net - the variance is due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$8.0	$8.6	$2.7
Interest Income (primarily on regulatory deferrals)	(15.4)	(4.3)	3.4
Capitalized AFUDC related to equity funds	(10.2)	(0.4)	6.0
Investment (Loss)/Income	(0.3)	(3.5)	(0.2)
Other	—	0.8	—
Total Other Income, Net	$(17.9)	$1.2	$11.9

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to a decrease in reserves ($17.6 million), an increase in amortization of EDIT ($7.8 million), a decrease in return to provision adjustments ($2.5 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($3.6 million), partially offset by higher pre-tax earnings ($2.4 million), higher state taxes ($1.6 million) and higher share-based payment tax deficiency ($0.2 million).
•The decrease at NSTAR Electric was due primarily to lower pre-tax earnings ($1.4 million) and lower state taxes ($0.1 million), partially offset by higher share-based payment tax deficiency ($0.3 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.6 million).

•The increase at PSNH was due primarily to higher pre-tax earnings ($16.0 million), higher state taxes ($4.7 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.8 million), partially offset by an increase in amortization of EDIT ($1.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $38.7 million in 2025, as compared to 2024, due primarily to higher revenues from its capital tracking mechanism due to increased electric system improvements, a lower effective tax rate, and an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense. The earnings increase was partially offset by lower net interest income on regulatory deferrals, higher depreciation expense, higher operations and maintenance expense, and higher property tax expense.

NSTAR Electric's earnings decreased $5.8 million in 2025, as compared to 2024, due primarily to higher interest expense on long-term debt, higher property tax expense, higher operations and maintenance expense, a charge to earnings for customer credits as a result of the joint settlement agreement approved in Massachusetts on December 1, 2025, and lower net interest income on regulatory deferrals. The earnings decrease was partially offset by higher revenues as a result of the base distribution rate increase effective January 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, and higher earnings from its AMI tracking mechanism.

PSNH's earnings increased $54.5 million in 2025, as compared to 2024, due primarily to higher revenues as a result of the base distribution rate increases effective August 1, 2024 and August 1, 2025, an increase in transmission earnings driven primarily by a higher transmission rate base and lower interest expense, and the impact of the rate case decision in July 2025. The earnings increase was partially offset by higher operations and maintenance expense, higher depreciation expense, and a higher effective tax rate.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $1.68 billion in 2025, as compared to $683.4 million in 2024.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for the non-bypassable FMCC and SBC regulatory tracking mechanisms. The CL&P non-bypassable FMCC retail rates in effect for 2025 were higher than those set in 2024 and the net Millstone and Seabrook contract cash flows were higher in 2025 as compared to 2024. These higher collections within the non-bypassable FMCC resulted in an improvement to operating cash flows of $428.2 million for the year. Higher collections from the SBC mechanism resulted in a cash flow improvement of $113.3 million. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities) on the statements of cash flows. Additionally, CL&P received general obligation bond proceeds from the State of Connecticut for the reimbursement of hardship costs and for electric vehicle charging program costs of $107.8 million in 2025, which are reflected in Regulatory Recoveries. Operating cash flows were also favorably impacted by the timing of cash collections on our accounts receivable, a $100.2 million decrease in cash payments to vendors for storm costs, the timing of cash payments made on our accounts payable, and the timing of other working capital items. These favorable impacts were partially offset by a decrease of $183.1 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024.

NSTAR Electric had cash flows provided by operating activities of $980.5 million in 2025, as compared to $687.6 million in 2024.  The increase in operating cash flows was due primarily to an improvement in regulatory recoveries driven primarily by the timing of collections for energy efficiency costs, energy supply costs, retail and wholesale transmission costs, and other regulatory tracking mechanisms, a decrease of $119.6 million in cash payments to vendors for storm costs, the timing of cash payments made on our accounts payable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets on the statements of cash flows. These favorable impacts were partially offset by an increase in capitalized implementation costs for cloud-based service arrangements, the timing of cash collections on our accounts receivable, a $46.1 million increase in income tax payments, and a $7.4 million increase in cost of removal expenditures.

PSNH had cash flows provided by operating activities of $483.3 million in 2025, as compared to $321.3 million in 2024.  The increase in operating cash flows was due primarily to a decrease of $101.7 million in cash payments to vendors for storm costs, an improvement in regulatory recoveries driven by the timing of collections for wholesale and retail transmission costs and other regulatory tracking mechanisms, a $15.5 million decrease in cost of removal expenditures, the timing of cash payments made on our accounts payable, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets/(Liabilities) on the statements of cash flows. These favorable impacts were partially offset by a decrease of $119.0 million in operating cash flows due to income tax payments made in 2025 compared to income tax refunds received in 2024 and the timing of cash collections on our accounts receivable.

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

Other Risk Management Activities

We have an Enterprise Risk Management (ERM) program for identifying the principal risks of the Company.  Our ERM program involves the application of a well-defined, enterprise-wide methodology designed to allow our Risk Committee, comprised of our senior officers of the Company, to identify, categorize, prioritize, and mitigate the principal risks to the Company.  The ERM program is integrated with other assurance functions throughout the Company including Compliance, Auditing, and Insurance to ensure appropriate coverage of risks that could impact the Company.  In addition to known risks, ERM identifies emerging risks to the Company, through participation in industry groups, discussions with management and in consultation with outside advisers.  Our management then analyzes risks to determine materiality, likelihood and impact, and develops mitigation strategies.  Management broadly considers our business model, the utility industry, the global economy, climate change, sustainability and the current environment to identify risks.  The Finance and Risk Management Committee of the Board of Trustees is responsible for oversight of the Company's ERM program and enterprise-wide risks as well as specific risks associated with insurance, credit, financing, investments, pensions and overall system security including cyber security.  The findings of the ERM process are periodically discussed with the Finance and Risk Management Committee of our Board of Trustees, as well as with other Board Committees or the full Board of Trustees, as appropriate, including reporting on how these issues are being measured and managed.  However, there can be no assurances that the ERM process will identify or manage every risk or event that could impact our financial position, results of operations or cash flows.

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates.  As of December 31, 2025, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2025, our regulated companies held collateral (letters of credit or cash) of $21.3 million from counterparties related to our standard service contracts. As of December 31, 2025, Eversource had $38.6 million of cash posted with ISO-NE related to energy transactions.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2025.

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Eversource Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Offshore Wind Contingent Liability – Impact of Offshore Wind Investment Divestiture - Refer to Notes 6 and 13G to the Financial Statements

Critical Audit Matter Description

In 2024, Eversource sold its interests in the Revolution Wind, South Fork Wind, and Sunrise Wind projects, while retaining a noncontrolling tax equity investment in South Fork Wind through full ownership of Class A shares in South Fork Wind Holdings, LLC.

As part of the sale, Eversource initially recorded a $365 million liability for post-closing purchase price adjustment obligations, primarily related to cost overrun sharing, maintaining the buyer’s internal rate of return, and other future costs.

Subsequent to the sale, Eversource receives updated reports from project management on the construction status of Revolution Wind, which include revised projections of total construction costs. The revised cost projections reflect known and quantifiable cost increases.

Based on 2025 developments and other available information, Eversource increased its contingent liability associated with the offshore wind projects in 2025 to reflect changes in cost estimates, expected timing of completion and other purchase price adjustments. As of December 31, 2025, the contingent liability is $448.2 million and is recorded as a current liability on Eversource’s balance sheet, based upon the timing of expected payments to GIP.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the offshore wind investment divestiture included the following, among others:

•    We tested the effectiveness of management’s controls over the contingent liability considerations including the recording and disclosure of the loss on the offshore wind investments, including estimates and assumptions used to measure the loss. We tested the effectiveness of management’s controls over the loss recognition on the investments.

•    We evaluated the Company’s disclosures related to the offshore wind transactions in the financial statements.

•    We evaluated management’s assumptions utilized in recording the contingent liability on investments.

•    We evaluated the sufficiency of the contingent liability based on facts and circumstances that existed as of the reporting date.

•    We made inquiries of management and evaluated management’s analysis that supported the project forecast, the timing of the loss, and the assumptions made in the recording of the contingent liability.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 17, 2026

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2025	2024

ASSETS
Current Assets:
Cash	$135,351	$26,656
Receivables, Net (net of allowance for uncollectible accounts of $580,539 and $556,164 as of December 31, 2025 and 2024, respectively)	1,847,094	1,651,325
Unbilled Revenues	275,108	242,169
Materials, Supplies, Natural Gas and REC Inventory	491,592	594,568
Regulatory Assets	1,975,083	2,189,660
Current Assets Held for Sale	—	56,327
Prepayments and Other Current Assets	352,958	315,368
Total Current Assets	5,077,186	5,076,073
Property, Plant and Equipment, Net	45,930,959	40,986,578
Deferred Debits and Other Assets:
Regulatory Assets	5,718,646	4,880,974
Goodwill	4,233,767	3,571,333
Prepaid Pension and PBOP	1,511,169	1,336,633
Marketable Securities	317,101	320,272
Long-Term Assets Held for Sale	—	2,611,145
Other Long-Term Assets	997,883	811,521
Total Deferred Debits and Other Assets	12,778,566	13,531,878
Total Assets	$63,786,711	$59,594,529

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,525,445	$2,042,793
Long-Term Debt – Current Portion	1,392,948	1,003,150
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,859,692	1,736,880
Accrued Interest	380,231	341,558
Regulatory Liabilities	1,264,609	632,282
Current Liabilities Held for Sale	—	52,593
Offshore Wind Contingent Liability - Current Portion	448,158	15,000
Other Current Liabilities	894,219	853,491
Total Current Liabilities	7,808,512	6,720,957
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,647,218	5,411,206
Regulatory Liabilities	4,273,465	4,032,564
Derivative Liabilities	753,149	—
Asset Retirement Obligations	595,442	590,890
Accrued SERP and PBOP	100,859	95,400
Long-Term Liabilities Held for Sale	—	398,859
Offshore Wind Contingent Liability - Long-Term Portion	—	350,000
Other Long-Term Liabilities	1,101,932	773,999
Total Deferred Credits and Other Liabilities	12,472,065	11,652,918
Long-Term Debt	26,872,433	25,701,627
Rate Reduction Bonds	280,862	324,072
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,914,273	1,878,622
Capital Surplus, Paid In	9,937,878	9,428,905
Retained Earnings	4,504,983	3,929,141
Accumulated Other Comprehensive Loss	(20,507)	(26,472)
Treasury Stock	(139,356)	(170,809)
Common Shareholders' Equity	16,197,271	15,039,387
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$63,786,711	$59,594,529
The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2025	2024	2023

Operating Revenues	$13,547,244	$11,900,809	$11,910,705

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	4,209,172	3,736,078	5,168,241
Operations and Maintenance	2,073,778	2,012,926	1,895,703
Depreciation	1,568,578	1,433,503	1,305,840
Amortization	835,909	342,864	(490,117)
Energy Efficiency Programs	778,348	671,828	691,344
Taxes Other Than Income Taxes	1,092,870	997,901	940,359
Loss on Pending Sale of Aquarion	—	297,000	—
Total Operating Expenses	10,558,655	9,492,100	9,511,370
Operating Income	2,988,589	2,408,709	2,399,335
Interest Expense	1,243,266	1,111,336	855,441
Losses on Offshore Wind	284,000	464,019	2,167,000
Other Income, Net	378,854	410,482	348,069
Income/(Loss) Before Income Tax Expense	1,840,177	1,243,836	(275,037)
Income Tax Expense	140,286	424,664	159,684
Net Income/(Loss)	1,699,891	819,172	(434,721)
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income/(Loss) Attributable to Common Shareholders	$1,692,372	$811,653	$(442,240)

Basic Earnings/(Loss) Per Common Share	$4.56	$2.27	$(1.27)

Diluted Earnings/(Loss) Per Common Share	$4.56	$2.27	$(1.26)

Weighted Average Common Shares Outstanding:
Basic	370,852,601	357,482,965	349,580,638
Diluted	371,259,264	357,779,408	349,840,481

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Net Income/(Loss)	$1,699,891	$819,172	$(434,721)
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains on Marketable Securities	—	—	1,252
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	5,945	7,245	4,412
Other Comprehensive Income, Net of Tax	5,965	7,265	5,684
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income/(Loss) Attributable to Common Shareholders	$1,698,337	$818,918	$(436,556)

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2023	348,443,855	$1,799,920	$8,401,731	$5,527,153	$(39,421)	$(216,225)	$15,473,158
Net Loss				(434,721)			(434,721)
Dividends on Common Shares - $2.70 Per Share				(942,398)			(942,398)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			1,375				1,375
Issuance of Treasury Shares	1,096,411		57,770			20,543	78,313
Other Comprehensive Income					5,684		5,684
Balance as of December 31, 2023	349,540,266	1,799,920	8,460,876	4,142,515	(33,737)	(195,682)	14,173,892
Net Income				819,172			819,172
Dividends on Common Shares - $2.86 Per Share				(1,025,027)			(1,025,027)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	15,740,294	78,702	921,387				1,000,089
Capital Stock Expense			(10,642)				(10,642)
Long-Term Incentive Plan Activity			(6,557)				(6,557)
Issuance of Treasury Shares	1,327,492		63,841			24,873	88,714
Other Comprehensive Income					7,265		7,265
Balance as of December 31, 2024	366,608,052	1,878,622	9,428,905	3,929,141	(26,472)	(170,809)	15,039,387
Net Income				1,699,891			1,699,891
Dividends on Common Shares - $3.01 Per Share				(1,116,530)			(1,116,530)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares - $5 par value	7,130,134	35,651	435,298				470,949
Capital Stock Expense			(5,560)				(5,560)
Long-Term Incentive Plan Activity			(5,900)				(5,900)
Issuance of Treasury Shares	1,678,694		85,135			31,453	116,588
Other Comprehensive Income					5,965		5,965
Balance as of December 31, 2025	375,416,880	$1,914,273	$9,937,878	$4,504,983	$(20,507)	$(139,356)	$16,197,271

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Activities:
Net Income/(Loss)	$1,699,891	$819,172	$(434,721)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Flows Provided by Operating Activities:
Depreciation	1,568,578	1,433,503	1,305,840
Deferred Income Taxes	27,313	435,889	85,405
Uncollectible Expense	101,141	74,069	72,468
Pension, SERP and PBOP Income, Net	(80,628)	(73,564)	(90,706)
Regulatory Over/(Under) Recoveries, Net	13,062	(919,359)	(151,548)
Amortization	835,909	342,864	(490,117)
Cost of Removal Expenditures	(275,906)	(294,984)	(315,699)
Losses on Offshore Wind	284,000	464,019	2,167,000
Loss on Pending Sale of Aquarion	—	297,000	—
Other	(4,826)	(108,365)	(59,886)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(364,156)	(432,620)	(124,393)
Taxes Receivable/Accrued, Net	143,331	55,502	36,357
Accounts Payable	84,192	47,082	(287,637)
Other Current Assets and Liabilities, Net	81,671	19,529	(66,202)
Net Cash Flows Provided by Operating Activities	4,113,572	2,159,737	1,646,161

Investing Activities:
Investments in Property, Plant and Equipment	(4,158,669)	(4,480,529)	(4,336,849)
Proceeds from Sales of Marketable Securities	439,311	268,164	395,604
Purchases of Marketable Securities	(416,082)	(242,959)	(336,779)
Payments for Offshore Wind Contingent Liability	(200,842)	—	—
Investments in Unconsolidated Affiliates	(701)	(929,688)	(1,680,473)
Proceeds from Sales of Offshore Wind Investments	—	862,713	1,090,662
Other Investing Activities	30,820	(13,365)	(2,897)
Net Cash Flows Used in Investing Activities	(4,306,163)	(4,535,664)	(4,870,732)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	465,389	989,447	—
Cash Dividends on Common Shares	(1,093,074)	(1,001,488)	(918,995)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
(Decrease)/Increase in Notes Payable	(517,348)	(94,959)	695,552
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Issuance of Long-Term Debt	2,942,353	4,501,623	5,198,345
Retirement of Long-Term Debt	(1,400,331)	(1,949,995)	(2,008,470)
Other Financing Activities	(34,732)	(57,082)	(46,466)
Net Cash Flows Provided by Financing Activities	311,528	2,336,817	2,869,237
Net Increase/(Decrease) in Cash and Restricted Cash	118,937	(39,110)	(355,334)
Cash and Restricted Cash - Beginning of Year	127,308	166,418	521,752
Cash and Restricted Cash - End of Year	$246,245	$127,308	$166,418

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2025.

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
February 17, 2026

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2025	2024

ASSETS
Current Assets:
Cash	$87,615	$1,093
Receivables, Net (net of allowance for uncollectible accounts of $258,514 and $279,108 as of December 31, 2025 and 2024, respectively)	652,150	663,171
Accounts Receivable from Affiliated Companies	60,995	68,723
Unbilled Revenues	63,508	59,759
Materials and Supplies	133,908	217,316
Regulatory Assets	265,175	638,529
Prepayments and Other Current Assets	50,579	51,688
Total Current Assets	1,313,930	1,700,279
Property, Plant and Equipment, Net	13,623,296	13,002,193
Deferred Debits and Other Assets:
Regulatory Assets	1,716,212	1,687,029
Prepaid Pension and PBOP	204,067	182,483
Other Long-Term Assets	321,234	267,861
Total Deferred Debits and Other Assets	2,241,513	2,137,373
Total Assets	$17,178,739	$16,839,845

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$280,000
Long-Term Debt – Current Portion	—	2,944
Accounts Payable	637,467	548,100
Accounts Payable to Affiliated Companies	141,610	137,150
Accrued Taxes	165,362	41,654
Regulatory Liabilities	417,498	124,122
Derivative Liabilities	128	71,090
Other Current Liabilities	220,464	193,040
Total Current Liabilities	1,582,529	1,398,100
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,005,888	2,052,806
Regulatory Liabilities	1,445,140	1,395,883
Other Long-Term Liabilities	239,289	204,801
Total Deferred Credits and Other Liabilities	3,690,317	3,653,490
Long-Term Debt	5,110,067	5,108,173
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	2,934,877	2,819,107
Accumulated Other Comprehensive Income	132	158
Common Stockholder's Equity	6,679,626	6,563,882
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$17,178,739	$16,839,845

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Revenues	$5,240,994	$4,614,977	$4,578,804

Operating Expenses:
Purchased Power and Transmission	1,815,820	1,836,911	2,612,949
Operations and Maintenance	848,979	815,345	733,287
Depreciation	432,763	406,540	376,904
Amortization of Regulatory Assets/(Liabilities), Net	649,691	104,446	(500,367)
Energy Efficiency Programs	170,209	171,690	133,453
Taxes Other Than Income Taxes	452,880	419,575	401,135
Total Operating Expenses	4,370,342	3,754,507	3,757,361
Operating Income	870,652	860,470	821,443
Interest Expense	211,856	231,004	193,361
Other Income, Net	59,736	77,591	61,560
Income Before Income Tax Expense	718,532	707,057	689,642
Income Tax Expense	167,203	194,459	170,909
Net Income	$551,329	$512,598	$518,733

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Net Income	$551,329	$512,598	$518,733
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	(26)	(27)	(26)
Changes in Unrealized Gains on Marketable Securities	—	—	42
Other Comprehensive (Loss)/Income, Net of Tax	(26)	(27)	16
Comprehensive Income	$551,303	$512,571	$518,749

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	6,035,205	$60,352	$3,260,765	$2,463,094	$169	$5,784,380
Net Income				518,733		518,733
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(330,400)		(330,400)
Capital Contributions from Eversource Parent			123,500			123,500
Other Comprehensive Income					16	16
Balance as of December 31, 2023	6,035,205	60,352	3,384,265	2,645,868	185	6,090,670
Net Income				512,598		512,598
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(333,800)		(333,800)
Capital Contributions from Eversource Parent			300,000			300,000
Other Comprehensive Loss					(27)	(27)
Balance as of December 31, 2024	6,035,205	60,352	3,684,265	2,819,107	158	6,563,882
Net Income				551,329		551,329
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(430,000)		(430,000)
Other Comprehensive Loss					(26)	(26)
Balance as of December 31, 2025	6,035,205	$60,352	$3,684,265	$2,934,877	$132	$6,679,626

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Activities:
Net Income	$551,329	$512,598	$518,733
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	432,763	406,540	376,904
Deferred Income Taxes	(94,819)	175,424	184,037
Uncollectible Expense	17,949	17,190	11,675
Pension, SERP and PBOP Income, Net	(14,023)	(12,019)	(18,316)
Regulatory (Under)/Over Recoveries, Net	(13,145)	(257,561)	157,200
Amortization of Regulatory Assets/(Liabilities), Net	649,691	104,446	(500,367)
Cost of Removal Expenditures	(59,928)	(60,536)	(80,479)
Other	46,379	(47,680)	(16,194)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(33,660)	(175,162)	(100,684)
Taxes Receivable/Accrued, Net	123,240	64,914	25,633
Accounts Payable	37,800	4,232	(88,040)
Other Current Assets and Liabilities, Net	31,590	(48,973)	(20,535)
Net Cash Flows Provided by Operating Activities	1,675,166	683,413	449,567

Investing Activities:
Investments in Property, Plant and Equipment	(867,772)	(978,532)	(1,093,121)
Other Investing Activities	—	—	173
Net Cash Flows Used in Investing Activities	(867,772)	(978,532)	(1,092,948)

Financing Activities:
Cash Dividends on Common Stock	(430,000)	(333,800)	(330,400)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	(280,000)	(177,000)	457,000
Issuance of Long-Term Debt	400,000	650,000	800,000
Retirement of Long-Term Debt	(400,000)	(139,800)	(400,000)
Capital Contributions from Eversource Parent	—	300,000	123,500
Other Financing Activities	(5,268)	(8,856)	(9,244)
Net Cash Flows (Used In)/Provided by Financing Activities	(720,827)	284,985	635,297
Net Increase/(Decrease) in Cash and Restricted Cash	86,567	(10,134)	(8,084)
Cash and Restricted Cash - Beginning of Year	2,109	12,243	20,327
Cash and Restricted Cash - End of Year	$88,676	$2,109	$12,243

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2025.

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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
February 17, 2026

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2025	2024

ASSETS
Current Assets:
Cash	$8,302	$911
Receivables, Net (net of allowance for uncollectible accounts of $132,561 and $114,910 as of December 31, 2025 and 2024, respectively)	616,280	614,563
Accounts Receivable from Affiliated Companies	280,099	82,921
Unbilled Revenues	56,948	59,079
Materials, Supplies and REC Inventory	210,865	220,621
Regulatory Assets	978,754	902,770
Derivative Assets	91,011	—
Prepayments and Other Current Assets	90,040	72,986
Total Current Assets	2,332,299	1,953,851
Property, Plant and Equipment, Net	15,308,896	14,037,828
Deferred Debits and Other Assets:
Regulatory Assets	1,823,522	1,204,337
Prepaid Pension and PBOP	804,109	724,661
Other Long-Term Assets	264,073	154,571
Total Deferred Debits and Other Assets	2,891,704	2,083,569
Total Assets	$20,532,899	$18,075,248

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$245,445	$504,782
Long-Term Debt – Current Portion	300,000	250,000
Accounts Payable	558,227	534,868
Accounts Payable to Affiliated Companies	198,085	153,672
Obligations to Third-Party Suppliers	179,757	163,711
Regulatory Liabilities	650,813	436,312
Other Current Liabilities	208,979	202,197
Total Current Liabilities	2,341,306	2,245,542
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,087,287	2,005,439
Regulatory Liabilities	1,702,059	1,643,079
Derivative Liabilities	753,149	—
Other Long-Term Liabilities	401,625	377,462
Total Deferred Credits and Other Liabilities	4,944,120	4,025,980
Long-Term Debt	5,645,638	4,844,920
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	4,238,842	3,788,842
Retained Earnings	3,319,768	3,127,105
Accumulated Other Comprehensive Income/(Loss)	225	(141)
Common Stockholder's Equity	7,558,835	6,915,806
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$20,532,899	$18,075,248
The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Revenues	$3,986,599	$3,720,877	$3,515,539

Operating Expenses:
Purchased Power and Transmission	1,141,748	1,045,306	1,154,013
Operations and Maintenance	792,319	735,019	668,466
Depreciation	446,045	407,699	372,578
Amortization of Regulatory Assets, Net	107,553	130,869	16,150
Energy Efficiency Programs	294,343	263,405	325,593
Taxes Other Than Income Taxes	320,523	280,261	256,090
Total Operating Expenses	3,102,531	2,862,559	2,792,890
Operating Income	884,068	858,318	722,649
Interest Expense	256,061	222,794	189,254
Other Income, Net	192,646	191,405	164,129
Income Before Income Tax Expense	820,653	826,929	697,524
Income Tax Expense	190,030	190,576	152,996
Net Income	$630,623	$636,353	$544,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Net Income	$630,623	$636,353	$544,528
Other Comprehensive Income/(Loss), Net of Tax:
Changes in Funded Status of SERP Benefit Plan	346	(205)	(272)
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains on Marketable Securities	—	—	12
Other Comprehensive Income/(Loss), Net of Tax	366	(185)	(240)
Comprehensive Income	$630,989	$636,168	$544,288

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	200	$—	$2,778,942	$2,921,444	$284	$5,700,670
Net Income				544,528		544,528
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(327,400)		(327,400)
Capital Contributions from Eversource Parent			234,900			234,900
Other Comprehensive Loss					(240)	(240)
Balance as of December 31, 2023	200	—	3,013,842	3,136,612	44	6,150,498
Net Income				636,353		636,353
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(643,900)		(643,900)
Capital Contributions from Eversource Parent			775,000			775,000
Other Comprehensive Loss					(185)	(185)
Balance as of December 31, 2024	200	—	3,788,842	3,127,105	(141)	6,915,806
Net Income				630,623		630,623
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			450,000			450,000
Other Comprehensive Income					366	366
Balance as of December 31, 2025	200	$—	$4,238,842	$3,319,768	$225	$7,558,835

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Activities:
Net Income	$630,623	$636,353	$544,528
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	446,045	407,699	372,578
Deferred Income Taxes	35,596	111,177	96,224
Uncollectible Expense	41,430	33,607	22,791
Pension, SERP and PBOP Income, Net	(39,526)	(36,104)	(41,554)
Regulatory Over/(Under) Recoveries, Net	116,288	(271,689)	(141,865)
Amortization of Regulatory Assets, Net	107,553	130,869	16,150
Cost of Removal Expenditures	(66,611)	(59,187)	(68,290)
Other	(116,923)	(25,876)	(2,123)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(256,463)	(179,783)	(82,659)
Taxes Receivable/Accrued, Net	(8,468)	(37,779)	27,394
Accounts Payable	64,915	1,412	11,357
Other Current Assets and Liabilities, Net	25,993	(23,137)	(40,974)
Net Cash Flows Provided by Operating Activities	980,452	687,562	713,557

Investing Activities:
Investments in Property, Plant and Equipment	(1,561,071)	(1,563,326)	(1,376,135)
Other Investing Activities	—	—	48
Net Cash Flows Used in Investing Activities	(1,561,071)	(1,563,326)	(1,376,087)

Financing Activities:
Cash Dividends on Common Stock	(436,000)	(643,900)	(327,400)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
(Decrease)/Increase in Notes Payable	(259,337)	138,935	365,847
Capital Contributions from Eversource Parent	450,000	775,000	234,900
Issuance of Long-Term Debt	1,100,000	600,000	150,000
Retirement of Long-Term Debt	(250,000)	—	(80,000)
Other Financing Activities	(5,163)	(6,073)	(1,365)
Net Cash Flows Provided by Financing Activities	597,540	862,002	340,022
Net Increase/(Decrease) in Cash and Restricted Cash	16,921	(13,762)	(322,508)
Cash and Restricted Cash - Beginning of Year	9,023	22,785	345,293
Cash and Restricted Cash - End of Year	$25,944	$9,023	$22,785

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2025.

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
February 17, 2026

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2025	2024

ASSETS
Current Assets:
Cash	$13,665	$1,431
Receivables, Net (net of allowance for uncollectible accounts of $23,547 and $14,090 as of December 31, 2025 and 2024, respectively)	214,117	163,063
Accounts Receivable from Affiliated Companies	24,338	27,285
Unbilled Revenues	62,446	57,226
Materials, Supplies and REC Inventory	58,879	75,778
Regulatory Assets	119,871	173,267
Special Deposits	38,343	32,668
Prepayments and Other Current Assets	19,212	15,916
Total Current Assets	550,871	546,634
Property, Plant and Equipment, Net	5,507,663	5,089,943
Deferred Debits and Other Assets:
Regulatory Assets	841,203	892,411
Prepaid Pension and PBOP	111,833	91,005
Other Long-Term Assets	17,661	21,948
Total Deferred Debits and Other Assets	970,697	1,005,364
Total Assets	$7,029,231	$6,641,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$49,300	$131,100
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	179,137	226,074
Accounts Payable to Affiliated Companies	45,277	45,141
Obligations to Third-Party Suppliers	37,584	1,314
Accrued Interest	35,224	29,062
Regulatory Liabilities	118,443	121,058
Other Current Liabilities	62,334	61,642
Total Current Liabilities	570,509	658,601
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	806,270	781,559
Regulatory Liabilities	417,442	394,982
Other Long-Term Liabilities	46,669	43,859
Total Deferred Credits and Other Liabilities	1,270,381	1,220,400
Long-Term Debt	2,031,323	1,732,066
Rate Reduction Bonds	280,862	324,072
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,898,134
Retained Earnings	903,022	808,668
Common Stockholder's Equity	2,876,156	2,706,802
Commitments and Contingencies (Note 13)
Total Liabilities and Capitalization	$7,029,231	$6,641,941

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Revenues	$1,376,351	$1,294,493	$1,447,873

Operating Expenses:
Purchased Power and Transmission	280,210	244,351	604,983
Operations and Maintenance	299,170	288,342	284,442
Depreciation	168,015	154,072	140,417
Amortization of Regulatory Assets/(Liabilities), Net	68,168	136,113	(16,343)
Energy Efficiency Programs	46,214	42,871	39,618
Taxes Other Than Income Taxes	106,102	96,969	93,894
Total Operating Expenses	967,879	962,718	1,147,011
Operating Income	408,472	331,775	300,862
Interest Expense	89,960	77,770	72,786
Other Income, Net	42,988	31,123	26,597
Income Before Income Tax Expense	361,500	285,128	254,673
Income Tax Expense	92,146	70,245	59,014
Net Income	$269,354	$214,883	$195,659

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Net Income	$269,354	$214,883	$195,659
Other Comprehensive Income, Net of Tax:
Changes in Unrealized Gains on Marketable Securities	—	—	73
Other Comprehensive Income, Net of Tax	—	—	73
Comprehensive Income	$269,354	$214,883	$195,732

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2023	301	$—	$1,298,134	$572,126	$(73)	$1,870,187
Net Income				195,659		195,659
Dividends on Common Stock				(112,000)		(112,000)
Capital Contributions from Eversource Parent			400,000			400,000
Other Comprehensive Income					73	73
Balance as of December 31, 2023	301	—	1,698,134	655,785	—	2,353,919
Net Income				214,883		214,883
Dividends on Common Stock				(62,000)		(62,000)
Capital Contributions from Eversource Parent			200,000			200,000
Balance as of December 31, 2024	301	—	1,898,134	808,668	—	2,706,802
Net Income				269,354		269,354
Dividends on Common Stock				(175,000)		(175,000)
Capital Contributions from Eversource Parent			75,000			75,000
Balance as of December 31, 2025	301	$—	$1,973,134	$903,022	$—	$2,876,156

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2025	2024	2023

Operating Activities:
Net Income	$269,354	$214,883	$195,659
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	168,015	154,072	140,417
Deferred Income Taxes	11,291	77,082	118,970
Uncollectible Expense	11,973	4,688	3,989
Pension, SERP and PBOP Income, Net	(8,915)	(8,759)	(10,484)
Regulatory Over/(Under) Recoveries, Net	10,952	(227,943)	(273,472)
Amortization of Regulatory Assets/(Liabilities), Net	68,168	136,113	(16,343)
Cost of Removal Expenditures	(27,030)	(42,507)	(39,976)
Other	(1,383)	53	10,391
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(42,787)	(29,875)	(5,434)
Taxes Receivable/Accrued, Net	(1,000)	30,443	916
Accounts Payable	(2,043)	(7,204)	(55,957)
Other Current Assets and Liabilities, Net	26,703	20,255	(36,637)
Net Cash Flows Provided by Operating Activities	483,298	321,301	32,039

Investing Activities:
Investments in Property, Plant and Equipment	(537,771)	(608,812)	(605,109)
Other Investing Activities	—	—	296
Net Cash Flows Used in Investing Activities	(537,771)	(608,812)	(604,813)

Financing Activities:
Cash Dividends on Common Stock	(175,000)	(62,000)	(112,000)
(Decrease)/Increase in Notes Payable to Eversource Parent	(81,800)	(101,900)	59,700
Issuance of Long-Term Debt	300,000	300,000	600,000
Retirement of Long-Term Debt	—	—	(325,000)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)	(43,210)
Capital Contributions from Eversource Parent	75,000	200,000	400,000
Other Financing Activities	(2,574)	(3,140)	(8,524)
Net Cash Flows Provided by Financing Activities	72,416	289,750	570,966
Net Increase/(Decrease) in Cash and Restricted Cash	17,943	2,239	(1,808)
Cash and Restricted Cash - Beginning of Year	37,243	35,004	36,812
Cash and Restricted Cash - End of Year	$55,186	$37,243	$35,004

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

Eversource holds equity ownership interests that are not consolidated and are accounted for under the equity method. During 2024, Eversource sold its 50 percent ownership interests in three offshore wind projects that had been accounted for under the equity method. See Note 6, “Investments in Unconsolidated Affiliates,” for further information.

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

As of December 31, 2025 and 2024, Eversource's carrying amount of goodwill was $4.23 billion and $3.57 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually and determined that no impairment existed in 2025. Eversource recorded a goodwill impairment charge of $297 million in the fourth quarter of 2024 as a result of the likely sale of Aquarion at a loss. As of December 31, 2024, the assets and liabilities of the Aquarion water distribution business, including remaining goodwill of $662.5 million, met the criteria to be classified as held for sale. Unless otherwise specified, the amounts and information in the notes presented as of and for the year ended December 31, 2024 did not include assets and liabilities that were classified as held for sale. As of December 31, 2025, the criteria to be classified as held for sale was no longer met and Aquarion’s assets and liabilities, including goodwill, were reclassified as held and used on the Eversource balance sheet as of December 31, 2025. See Note 24, "Assets Held for Sale," and Note 25, "Goodwill," for further information.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

C.     Accounting Standards
Accounting Standards Recently Adopted: On January 1, 2025, the Company retrospectively adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses, other segment items, and the title and position of the chief operating decision maker (CODM). Additionally, the ASU requires entities to disclose how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Furthermore, disclosures are required in interim periods. The modified disclosures are included in Note 23, “Segment Information.”

On January 1, 2026, the Company prospectively adopted ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily requiring consistent categories and greater detailed disclosure information in the tax rate reconciliation as well as income taxes paid disaggregated by jurisdiction. The modified disclosures are included in Note 12, “Income Taxes.”

Accounting Standards Issued but Not Yet Adopted: In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software, to modernize and clarify the accounting for software costs. The ASU’s provisions change the criteria for capitalization of software development costs by eliminating consideration of “project development stages” and instead requiring consideration of the probability of software project completion for its intended use. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Entities are permitted to apply one of three transition approaches: prospective, modified transition that is based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospective. Eversource is currently reviewing the requirements of ASU 2025-06.

D.     Cash
Cash includes cash on hand. At the end of each reporting period, any overdraft amounts are reclassified from Cash to Accounts Payable on the balance sheets.

E.     Allowance for Uncollectible Accounts
Receivables, Net on the balance sheets primarily includes trade receivables from retail customers and customers related to wholesale transmission contracts, wholesale market sales, sales of RECs, and property rentals. Receivables, Net also includes customer receivables for the purchase of electricity from a competitive third-party supplier, the current portion of customer energy efficiency loans, property damage receivables and other miscellaneous receivables. There is no material concentration of receivables.

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

The allowance for uncollectible accounts is determined based upon various judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category. Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of December 31, 2025 adequately reflected the collection risk and net realizable value for its receivables.

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

These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets. Hardship customers are protected from shut off in certain circumstances, and historical collection experience has reflected a higher default risk as compared to the rest of the receivable population. Management uses a higher credit risk profile for this pool of trade receivables as compared to non-hardship receivables. The allowance for uncollectible hardship accounts is included in the total uncollectible allowance balance.

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance (3)
Balance as of January 1, 2023	$284.4	$201.9	$486.3	$188.9	$36.4	$225.3	$43.7	$51.3	$95.0	$29.2
Uncollectible Expense	—	72.5	72.5	—	11.7	11.7	—	22.8	22.8	4.0
Uncollectible Costs Deferred (1)	137.0	21.2	158.2	114.4	12.0	126.4	1.5	16.0	17.5	(8.7)
Write-Offs	(55.9)	(122.2)	(178.1)	(44.7)	(28.5)	(73.2)	(1.6)	(41.7)	(43.3)	(10.9)
Recoveries Collected	1.3	14.3	15.6	1.1	4.7	5.8	—	5.0	5.0	0.7
Balance as of December 31, 2023	$366.8	$187.7	$554.5	$259.7	$36.3	$296.0	$43.6	$53.4	$97.0	$14.3
Uncollectible Expense	—	74.1	74.1	—	17.2	17.2	—	33.6	33.6	4.7
Uncollectible Costs Deferred (1)	71.4	48.3	119.7	35.5	11.3	46.8	16.2	21.5	37.7	5.1
Write-Offs	(74.3)	(129.5)	(203.8)	(55.1)	(30.9)	(86.0)	(4.6)	(52.4)	(57.0)	(10.9)
Recoveries Collected	0.7	13.3	14.0	0.6	4.5	5.1	—	3.6	3.6	0.9
Reclassified as Held for Sale (2)	—	(2.3)	(2.3)	—	—	—	—	—	—	—
Balance as of December 31, 2024	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	101.1	101.1	—	17.9	17.9	—	41.4	41.4	12.0
Uncollectible Costs Deferred (1)	62.4	57.6	120.0	32.0	11.1	43.1	8.3	28.8	37.1	7.2
Write-Offs	(61.9)	(154.2)	(216.1)	(48.5)	(39.1)	(87.6)	(2.9)	(63.7)	(66.6)	(10.5)
Recoveries Collected	2.1	14.9	17.0	1.5	4.5	6.0	0.1	5.7	5.8	0.7
Reclassified from Held for Sale (2)	—	2.3	2.3	—	—	—	—	—	—	—
Balance as of December 31, 2025	$367.2	$213.3	$580.5	$225.7	$32.8	$258.5	$60.7	$71.9	$132.6	$23.5

(1)    These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

(2)    As of December 31, 2025 and 2023, the allowance for uncollectible accounts attributable to the Aquarion water distribution business are recorded within Receivables, Net on the Eversource balance sheet. As of December 31, 2024, this balance was classified as Assets Held for Sale on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

(3)    In connection with PSNH’s pole purchase agreement on May 1, 2023, the purchase price included the forgiveness of previously reserved receivables for reimbursement of operation and maintenance and vegetation management costs.

F.    Transfer of Energy Efficiency Loans
CL&P transferred a portion of its energy efficiency customer loan portfolio to outside lenders in order to make additional loans to customers.  CL&P remains the servicer of the loans and will transmit customer payments to the lenders, with a maximum amount outstanding under this program of $50 million as of December 31, 2025 and $70 million as of December 31, 2024.  The amounts of the loans are included in Receivables, Net and Other Long-Term Assets, and are offset by Other Current Liabilities and Other Long-Term Liabilities on CL&P’s balance sheet. The current and long-term portions totaled $8.9 million and $21.8 million, respectively, as of December 31, 2025, and $9.4 million and $17.3 million, respectively, as of December 31, 2024.

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

	As of December 31,
	2025					2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric		PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Materials and Supplies	$400.7	$133.9	$172.8		$55.8	$498.6	$217.3	$177.8	$72.1
Natural Gas	49.7	—	—		—	49.5	—	—	—
RECs	41.2	—	38.1	`	3.1	46.5	—	42.8	3.7
Total	$491.6	$133.9	$210.9		$58.9	$594.6	$217.3	$220.6	$75.8

As of December 31, 2024, the materials and supplies attributable to the Aquarion water distribution business were classified as Assets Held for Sale on the Eversource balance sheet. As of December 31, 2025, these assets were reclassified as materials and supplies on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

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

I.     Derivative Accounting
The electric and natural gas companies enter into contracts to purchase and procure energy and energy-related products for their customers, the costs of which are recoverable from customers in future rates.  The accounting treatment for energy contracts entered into varies and depends on the intended use of the particular contract and on whether or not the contract is a derivative.  Many of the electric and natural gas companies' contracts for the purchase and sale of energy or energy-related products for delivery to customers in the normal course of business are derivatives that are designated as “normal purchases” or “normal sales” and follow accrual accounting. If a contract is a derivative and the energy is settled in the energy market rather than delivered to customers, it is recorded at fair value on the balance sheet.

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

The fair value of derivative contracts is based upon the contract terms and conditions and the underlying market price or fair value per unit.  When quantities are not specified in the contract, the Company determines whether the contract has a determinable quantity by using amounts referenced in default provisions and other relevant sections of the contract.  The fair values of derivative contracts are estimated based on the best market information available, including valuation models that estimate future energy and energy-related prices. Fair value estimates involve assumptions, uncertainties and matters of judgment. The fair value of derivative assets and liabilities with the same counterparty are offset and recorded as a net derivative asset or liability on the balance sheets.

Regulatory assets or regulatory liabilities are recorded to offset the fair values of these derivative contracts related to energy and energy-related products, as contract settlements are recovered from, or refunded to, customers in future rates. All changes in the fair value of these derivative contracts are recorded as regulatory assets or liabilities on the balance sheets and do not impact net income.

For further information regarding derivative contracts, see Note 4, "Derivative Instruments," to the financial statements.

J.     Operating Expenses
The cost of natural gas included in Purchased Power, Purchased Natural Gas and Transmission on the statements of income was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Eversource - Cost of Natural Gas	$857.0	$689.6	$792.2

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

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2025	2024	2023
Borrowed Funds	$64.1	$64.4	$44.6
Equity Funds	99.0	97.8	78.1
Total AFUDC	$163.1	$162.2	$122.7
Average AFUDC Rate	6.4%	6.5%	5.8%

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$14.5	$28.9	$5.7	$8.1	$27.2	$8.9	$7.7	$17.2	$6.1
Equity Funds	12.2	58.4	13.0	22.4	58.8	7.0	20.0	45.7	5.4
Total AFUDC	$26.7	$87.3	$18.7	$30.5	$86.0	$15.9	$27.7	$62.9	$11.5
Average AFUDC Rate	6.0%	6.7%	7.3%	6.7%	7.0%	5.5%	6.7%	5.9%	5.1%

L.     Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$139.3	$115.4	$132.9
AFUDC Equity	99.0	97.8	78.1
Equity in Earnings of Unconsolidated Affiliates (2)	19.9	51.9	15.5
Investment (Loss)/Income	(5.4)	0.6	(4.9)
Interest Income	125.5	138.2	94.2
Other (2)	0.6	6.6	32.3
Total Other Income, Net	$378.9	$410.5	$348.1

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion (1)	$36.2	$61.4	$17.6	$28.2	$52.8	$14.9	$34.9	$57.4	$16.2
AFUDC Equity	12.2	58.4	13.0	22.4	58.8	7.0	20.0	45.7	5.4
Investment (Loss)/Income	(1.7)	(1.6)	(0.7)	(1.4)	1.9	(0.5)	(2.4)	(0.2)	(0.7)
Interest Income	12.9	72.7	13.0	28.3	77.0	9.6	9.0	60.6	5.3
Other	0.1	1.7	0.1	0.1	0.9	0.1	0.1	0.6	0.4
Total Other Income, Net	$59.7	$192.6	$43.0	$77.6	$191.4	$31.1	$61.6	$164.1	$26.6

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

(2)    Equity in Earnings of Unconsolidated Affiliates includes $23.4 million of pre-tax income recorded at Eversource in the second quarter of 2024 from Eversource’s previously-held wind equity method investment, North East Offshore, as a result of a vendor settlement agreement payment received by the joint venture. In the third quarter of 2024, Eversource sold its equity method investments in three offshore wind projects. In March 2023, Eversource’s equity method investment in a renewable energy fund was liquidated. Liquidation proceeds in excess of the carrying value were recorded in 2023 within Other in the table above. See Note 6, “Investments in Unconsolidated Affiliates,” for further information on the 2024 sales of the offshore wind investments and the 2023 liquidation of the renewable energy fund.

M.         Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Eversource	$232.4	$209.4	$202.9
CL&P	203.8	185.1	174.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

N.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2025	2024	2023
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$1,182.6	$1,014.4	$783.2
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	508.2	472.5	564.1

	As of and For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$208.4	$232.4	$83.9	$216.8	$215.1	$78.4	$176.8	$182.8	$62.8
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	143.2	160.5	59.2	95.8	155.4	77.7	139.8	178.9	65.9

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$135.4	$87.6	$8.3	$13.7	$26.7	$1.1	$0.9	$1.4
Restricted cash included in:
Special Deposits	93.6	1.1	17.6	38.3	75.8	1.0	8.1	32.7
Assets Held for Sale, Current	—	—	—	—	5.8	—	—	—
Marketable Securities	14.0	—	—	—	10.0	—	—	—
Other Long-Term Assets	3.2	—	—	3.2	9.0	—	—	3.1
Cash and Restricted Cash as reported on the Statements of Cash Flows	$246.2	$88.7	$25.9	$55.2	$127.3	$2.1	$9.0	$37.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $21.4 million and $20.0 million recorded as short-term in Special Deposits as of December 31, 2025 and December 31, 2024, respectively and $5.9 million recorded in Other Long-Term Assets on the balance sheets as of December 31, 2024.

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

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2025 and 2024 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

Included in the PSNH balance sheets as of December 31, 2025 and 2024 and the CL&P balance sheet as of December 31, 2024 were Notes Payable to Eversource Parent. These amounts have been eliminated in consolidation on the Eversource financial statements. See Note 8, “Short-Term Debt” for intercompany borrowing amounts.

The Eversource Energy Foundation is an independent not-for-profit charitable entity and is not included in the consolidated financial statements of Eversource as the Company does not have title to, and cannot receive contributions back from, the Eversource Energy Foundation's assets. Eversource made contributions to the Eversource Energy Foundation of $7.0 million in 2025, and $20.0 million in 2023. Eversource did not make any contributions in 2024.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$1,959.3	$991.3	$499.6	$468.4	$2,039.4	$971.1	$609.8	$458.5
Regulatory Tracking Mechanisms	1,573.8	206.5	705.6	93.2	1,781.6	507.7	650.0	162.8
Income Taxes, Net	1,044.5	546.1	161.5	23.3	968.4	521.0	145.4	20.7
Benefit Costs	992.8	173.7	300.0	61.7	967.4	168.8	293.6	65.6
Derivative Contracts	753.2	0.1	753.1	—	57.2	57.2	—	—
Securitized Stranded Costs	306.1	—	—	306.1	349.3	—	—	349.3
Cost of Removal	262.5	—	8.1	—	198.4	—	8.5	—
Goodwill-related	230.4	—	197.8	—	247.2	—	212.3	—
Asset Retirement Obligations	162.8	44.2	84.6	5.4	150.2	41.2	78.3	5.1
Environmental Remediation Costs	136.1	—	—	—	116.2	—	—	—
EGMA Acquisition and Integration Costs	82.3	—	—	—	—	—	—	—
Other Regulatory Assets	189.9	19.5	92.0	3.0	195.4	58.5	109.2	3.7
Total Regulatory Assets	7,693.7	1,981.4	2,802.3	961.1	7,070.7	2,325.5	2,107.1	1,065.7
Less: Current Portion	1,975.1	265.2	978.8	119.9	2,189.7	638.5	902.8	173.3
Total Long-Term Regulatory Assets	$5,718.6	$1,716.2	$1,823.5	$841.2	$4,881.0	$1,687.0	$1,204.3	$892.4

As of December 31, 2024, the Regulatory Assets attributable to the Aquarion water distribution business were classified as Assets Held for Sale on the Eversource balance sheet. As of December 31, 2025, these assets were reclassified as Regulatory Assets on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

Storm Costs, Net: The storm cost deferrals relate to costs incurred for storm events at CL&P, NSTAR Electric and PSNH that each company expects to recover from customers.  A storm must meet certain criteria to qualify for deferral and recovery with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies for recovery, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet the specific criteria are expensed as incurred. In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs. Management believes storm costs deferred were prudently incurred and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery processes. For CL&P, under the current regulatory construct, the unamortized regulatory asset balance earns a return once authorized for recovery in rates. NSTAR Electric recovers a carrying charge on its deferred storm cost regulatory asset balance. PSNH earns a return on the regulatory asset balance.

Multiple tropical and severe storms over the past several years have caused extensive damage to Eversource’s electric distribution systems resulting in significant numbers and durations of customer outages, along with significant pre-staging costs. Storms in 2025 that qualified for future recovery resulted in deferred storm restoration costs and pre-staging costs totaling $129 million at Eversource, including $82 million at CL&P, $25 million at NSTAR Electric, and $22 million at PSNH. Management believes that all of these storm costs were prudently incurred and meet the criteria for specific cost recovery. Of Eversource’s total deferred storm costs, $2.06 billion either have yet to be filed with the applicable regulatory commission, are pending regulatory approval, or are subject to prudency review (including $1.19 billion at CL&P, $409 million at NSTAR Electric and $456 million at PSNH) as of December 31, 2025. These storm cost totals exclude storm funding amounts that are collected in rates, which are recorded as a reduction to the deferred storm cost regulatory asset balance. CL&P, NSTAR Electric and PSNH are seeking approval of their deferred storm restoration costs through the applicable regulatory recovery process.

CL&P Storm Filings: On March 28, 2024, PURA established a prudency review proceeding for the purpose of receiving and reviewing evidence of the costs reported by CL&P in response to catastrophic storms and pre-staging events totaling approximately $634 million that occurred between January 1, 2018 and December 31, 2021. On December 31, 2024, CL&P filed a supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for nine additional catastrophic storms and two additional pre-staging events for the period January 1, 2022 through January 31, 2023 totaling approximately $173 million. On July 10, 2025, CL&P filed a second supplement to its March 2024 prudency review application to request that PURA evaluate the prudence of its costs for ten additional catastrophic storms for the period February 1, 2023 through December 31, 2023 totaling approximately $171 million. On July 25, 2025, CL&P filed a third supplement in this application to include carrying charges calculated at the weighted average cost of capital on the deferred storm costs totaling $246 million, which reflects CL&P’s actual financing costs on the unpaid storm costs from the date the deferred storm costs first began to accrue through May 2025. These carrying charges have not been deferred on the balance sheet. On December 13, 2025, PURA opened a new proceeding for the prudency determination of CL&P’s 2018 to 2023 storm costs either by a settled or litigated process and a separate future docket will be needed to consider CL&P’s application to issue rate reduction bonds for the securitization of approved storm costs. A final decision is expected on or about July 29, 2026. Although we cannot predict the ultimate outcome of these storm proceedings, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

CL&P’s storm events include the August 4, 2020 Tropical Storm Isaias, which resulted in deferred storm restoration costs of approximately $232 million at CL&P as of December 31, 2025. Although in 2021 PURA found that CL&P’s performance in its preparation for, and response to, Tropical Storm Isaias fell below applicable performance standards in certain instances, CL&P believes it presented in its 2023 storm filing credible evidence demonstrating there is no reasonably close causal connection between the alleged sub-standard performance and the storm costs incurred. While it is possible that some amount of storm costs may be disallowed by PURA, any such amount cannot be estimated at this time. CL&P continues to believe that these storm restoration costs associated with Tropical Storm Isaias were prudently incurred and meet the criteria for cost recovery.

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

Derivative Contracts:  For the regulated companies, regulatory assets (for losses) or regulatory liabilities (for gains) are recorded to offset the fair value of derivative contracts used to purchase energy and energy-related products that will be recovered from or refunded to customers in future rates. These regulatory assets and liabilities are excluded from rate base and contract costs are being recovered in energy supply rates over the duration of the contracts.  See Note 4, "Derivative Instruments," to the financial statements for further information on these contracts.
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

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and as of December 31, 2025, there were 14 years of amortization remaining.

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

Environmental Remediation Costs: Recoverable costs associated with the remediation of environmental sites are recorded as regulatory assets in accordance with PURA and DPU regulation. These costs do not earn a return. For further information, see Note 13A, "Commitments and Contingencies - Environmental Matters," to the financial statements.

EGMA Acquisition and Integration Costs: As part of a DPU-approved settlement agreement on December 1, 2025, acquisition-related and integration costs incurred from the October 2020 acquisition of Columbia Gas of Massachusetts (now Eversource Gas Company of Massachusetts) are allowed for recovery over a 10-year period beginning at the time EGMA’s next base distribution rate change becomes in effect. These regulatory assets are being carried with no return.

Other Regulatory Assets:  Other Regulatory Assets primarily include certain uncollectible accounts receivable for hardship customers, contractual obligations associated with the spent nuclear fuel storage costs of the CYAPC, YAEC and MYAPC decommissioned nuclear power facilities, removal costs incurred that exceed amounts collected from customers, electric vehicle program costs, certain exogenous property taxes and merger-related costs allowed for recovery, losses associated with the reacquisition or redemption of long-term debt, and various other items.

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $244.2 million (including $127.1 million for CL&P, $51.0 million for NSTAR Electric and $5.4 million for PSNH) and $221.0 million (including $116.3 million for CL&P, $41.1 million for NSTAR Electric and $4.5 million for PSNH) of additional regulatory costs not yet specifically approved as of December 31, 2025 and 2024, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency.  Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of December 31, 2025 and 2024, these regulatory costs included $123.2 million (including $57.0 million for CL&P and $34.0 million for NSTAR Electric) and $92.5 million (including $47.2 million for CL&P and $24.4 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return is not recorded on the balance sheets.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,423.4	$933.3	$847.9	$319.8	$2,442.7	$956.6	$877.6	$330.6
Regulatory Tracking Mechanisms	1,186.6	457.3	535.2	111.2	702.4	180.3	413.6	114.4
Cost of Removal	867.1	275.1	479.4	45.5	684.1	212.8	451.3	20.1
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	509.4	72.8	252.5	48.5	427.1	61.6	211.6	42.6
AFUDC - Transmission	179.4	72.0	107.4	—	154.8	65.1	89.7	—
Derivative Contract	91.0	—	91.0	—	—	—	—	—
Benefit Costs	80.4	8.8	24.5	6.8	69.3	4.5	21.4	3.9
Other Regulatory Liabilities	200.8	43.3	15.0	4.0	184.5	39.1	14.2	4.5
Total Regulatory Liabilities	5,538.1	1,862.6	2,352.9	535.8	4,664.9	1,520.0	2,079.4	516.1
Less: Current Portion	1,264.6	417.5	650.8	118.4	632.3	124.1	436.3	121.1
Total Long-Term Regulatory Liabilities	$4,273.5	$1,445.1	$1,702.1	$417.4	$4,032.6	$1,395.9	$1,643.1	$395.0

As of December 31, 2024, the Regulatory Liabilities attributable to the Aquarion water distribution business were classified as Liabilities Held for Sale on the Eversource balance sheet. As of December 31, 2025, these liabilities were reclassified as Regulatory Liabilities on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

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

FERC ROE Complaints:  As of December 31, 2025 and 2024, Eversource has a reserve established for the second ROE complaint period in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability and is reflected within Regulatory Tracking Mechanisms in the table above.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2025 and 2024 totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 13E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

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

On September 19, 2025, CL&P received $107.8 million in general obligation bond proceeds from the State of Connecticut, which represent reimbursement of incurred costs that were previously recognized as regulatory assets on CL&P’s balance sheets. The proceeds received for the reimbursement of hardship costs and for electric vehicle charging program costs were credited against the System Benefits Charge (SBC) and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC) regulatory deferrals on CL&P’s balance sheet as of December 31, 2025. The proceeds from the state bond funding are presented as a cash inflow in Regulatory Recoveries within operating activities on CL&P’s statement of cash flows.

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

On November 5, 2025, PURA issued a final decision in the Yankee Gas distribution rate case that included a distribution rate increase of $82.2 million and a total distribution revenue requirement of $802.2 million, effective November 1, 2025. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $95.7 million. The final decision also established an authorized net regulatory ROE of 9.32 percent, adopting a 9.48 percent ROE net of certain reductions totaling 16 basis points, and a 53 percent common equity ratio for Yankee Gas’ capital structure. PURA declined to approve the multi-year performance-based rate making plan that would adjust rates annually as proposed by Yankee Gas. PURA also implemented an annual cap on contemporaneous cost recovery of aging infrastructure replacement spending in the Distribution Integrity Management Program (DIMP) rate tracking mechanism of $139.9 million, in which spending above the annual cap will be deferred for recovery until the next distribution rate case. The final decision resulted in a net pre-tax loss to earnings of $8.5 million in the fourth quarter of 2025, primarily for the write off of certain capitalized employee compensation costs that were disallowed from rate base. Yankee Gas filed motions to request PURA reconsider the disallowances of these capitalized costs, certain computational errors, and other issues identified in its final decision. On December 15, 2025, PURA issued a notice of reconsideration to reconsider the final decision. A final decision on the reconsideration is expected from PURA by March 15, 2026.

NSTAR Electric Distribution Rates: NSTAR Electric’s performance based regulation (PBR) mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 15, 2025, NSTAR Electric submitted its annual PBR Adjustment filing for a $55.1 million increase to base distribution rates and a total base distribution revenue requirement of $1.34 billion for effect on January 1, 2026. The requested base distribution rate increase is comprised of a $25.2 million inflation-based adjustment and a $29.9 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. On December 30, 2025, the DPU approved this filing.

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

On October 29, 2025, the DPU issued a decision determining that NSTAR Gas was not eligible to increase its distribution rates for the rate base reset because it did not achieve certain performance metrics under its PBR plan, and did not allow the base rate increase of $45.0 million for the incorporation of non-GSEP plant additions into base rates. The decision stated that those investments could be considered for inclusion in base distribution rates in NSTAR Gas’s next base rate proceeding. The DPU did allow NSTAR Gas to transfer its GSEP revenues through 2024 of $107.3 million for recovery through base distribution rates effective November 1, 2025. The DPU approved the base distribution rate increase of $10.3 million for the inflation-based adjustment. The DPU also approved NSTAR Gas’ mitigation proposal, in which NSTAR Gas paused recovery of the Gas System Enhancement Adjustment Factor (GSEAF) and reduced the current GSEAF to zero on November 1, 2025 in order to align this decrease with the base rate increase and to mitigate November 1, 2025 bill impacts to customers. NSTAR Gas will begin to recover the remaining 2025 GSEP revenue requirement on May 1, 2026 over 18 months. On November 4, 2025, NSTAR Gas filed a motion requesting the DPU to reconsider its decision denying the rate base reset citing legal concerns and arguing that the decision will ultimately result in higher costs for customers. NSTAR Gas also notified the DPU of its intention to file a base distribution rate case.

On December 30, 2025, NSTAR Gas and the Massachusetts Office of the Attorney General reached a joint settlement agreement that allowed for the reinstatement of the rate base reset of $45.0 million increase to base distribution rates effective January 1, 2026, for NSTAR Gas to not petition for a rate case with new rates effective December 1, 2026, and for continuation of NSTAR Gas’ PBR program through November 1, 2030. The settlement agreement also required NSTAR Gas to provide a credit to customers of $10.2 million over a ten-month period beginning January 2026 as penalty for its failure to meet three performance metrics as required for eligibility for the rate base reset, pay a $2 million concession to the Office of the Attorney General to fund customer energy assistance programs, waive recovery of certain carrying charges, delay recovery of $53 million of capital pipeline investments until the next rate case, and provide bill stabilization credit deferrals. The DPU approved the settlement agreement on January 16, 2026. The settlement agreement resulted in a pre-tax charge to earnings of $12.2 million in the fourth quarter of 2025.

On September 16, 2024, NSTAR Gas submitted its annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect on November 1, 2024. On October 30, 2024, the DPU approved this filing.

NSTAR Electric and EGMA Settlement: On November 3, 2025, EGMA, NSTAR Electric, and the Massachusetts Office of the Attorney General reached a joint settlement agreement that resolved outstanding issues in multiple open Pension Adjustment Mechanism (PAM) dockets and open Resiliency Tree Work (RTW) dockets at NSTAR Electric and allows recovery of transaction and integration costs related to Eversource’s acquisition of EGMA. Certain PAM and RTW collections are being refunded to NSTAR Electric’s customers over a one-year period beginning January 1, 2026 and the transaction and integration costs of $82.3 million will be collected from EGMA customers over a ten-year period from the time of the next EGMA rate case. The settlement agreement was approved by the DPU on December 1, 2025. The settlement resulted in a net pre-tax benefit to earnings of $64.8 million on the Eversource income statement in the fourth quarter of 2025 ($82.3 million benefit at Eversource Parent and Other Companies for the allowed recovery of previously expensed acquisition-related and integration costs and $17.5 million charge at NSTAR Electric) and a net increase to regulatory assets on the Eversource balance sheet.

EGMA Distribution Rates: On November 4, 2024, EGMA submitted a revised filing for its first rate base reset for rates effective November 1, 2024, in accordance with an October 7, 2020 EGMA Rate Settlement Agreement approved by the DPU. The compliance filing was ordered by the DPU on October 31, 2024. The rate base reset occurring on November 1, 2024 adjusted distribution rates to account for capital additions (including the roll-in of GSEP capital additions), depreciation expense, property taxes, and return on rate base for capital additions placed into service through December 31, 2023. The total revenue requirement calculated for the first rate base reset was an increase to base distribution rates of $147.8 million, of which $34.0 million is associated with GSEP investments through December 31, 2023. Under the terms of the Rate Settlement Agreement, EGMA applied a cap on the revenue change effective November 1, 2024, and the amount in excess of the cap was deferred for recovery through the Local Distribution Adjustment Clause (LDAC) on May 1, 2025, including carrying charges. After adjusting for the cap, the increase to base distribution rates was $85.6 million effective November 1, 2024 (of which $8.8 million is offset by a reduction in the GSEP revenue requirement and GSEP rate also taking effect on November 1, 2024 for a net distribution rate change on November 1, 2024 of $76.8 million). Base distribution rates increased effective November 1, 2025 to incorporate the $62.2 million remaining revenue requirement. On November 7, 2024, the DPU approved this filing.

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

The impact of the rate case decision resulted in a pre-tax benefit to earnings of $15.6 million at PSNH due primarily to the recoupment and the allowed recovery of other deferrals that will be recovered in the RRA. The majority of this amount was recorded as a reduction to amortization expense on PSNH’s statement of income in 2025.

On January 30, 2026, the New Hampshire Department of Energy filed a notice of appeal with the New Hampshire Supreme Court challenging certain aspects of the PSNH distribution rate case. The appeal raises issues regarding the lawfulness of the Company’s alternative regulatory framework, the adequacy of the NHPUC’s findings supporting the approved revenue requirement, and whether the NHPUC sufficiently addressed required regulatory factors in its final order. The Department of Energy contends that additional findings were necessary to support the final determinations. On February 6, 2026, the Office of the Consumer Advocate filed a notice of cross-appeal with the New Hampshire Supreme Court challenging other aspects of the rate case decision. The NHPUC, as the deciding agency, is afforded the highest level of deference by the New Hampshire Supreme Court, and therefore the Department of Energy and the Office of Consumer Advocate will have a very high burden to meet to be successful on appeal. Eversource is currently evaluating the appeals and will respond consistent with applicable legal and regulatory processes.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2025	2024
Distribution - Electric	$22,695.3	$21,144.1
Distribution - Natural Gas	9,888.0	8,922.2
Transmission - Electric	17,082.4	16,130.9
Distribution - Water (1)	2,577.3	—
Solar	206.8	201.0
Utility	52,449.8	46,398.2
Other (2)	2,476.3	2,254.1
Property, Plant and Equipment, Gross	54,926.1	48,652.3
Less: Accumulated Depreciation
Utility	(10,911.7)	(9,636.5)
Other	(1,246.1)	(1,044.1)
Total Accumulated Depreciation	(12,157.8)	(10,680.6)
Property, Plant and Equipment, Net	42,768.3	37,971.7
Construction Work in Progress	3,162.7	3,014.9
Total Property, Plant and Equipment, Net	$45,931.0	$40,986.6

	As of December 31,
	2025			2024
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$8,906.0	$10,635.7	$3,193.8	$8,437.9	$9,782.3	$2,964.2
Transmission - Electric	7,222.5	6,722.9	3,138.7	6,937.7	6,375.2	2,819.6
Solar	—	206.8	—	—	201.0	—
Property, Plant and Equipment, Gross	16,128.5	17,565.4	6,332.5	15,375.6	16,358.5	5,783.8
Less: Accumulated Depreciation	(3,081.3)	(4,014.2)	(1,085.4)	(2,928.0)	(3,782.0)	(1,032.3)
Property, Plant and Equipment, Net	13,047.2	13,551.2	5,247.1	12,447.6	12,576.5	4,751.5
Construction Work in Progress	576.1	1,757.7	260.6	554.6	1,461.3	338.4
Total Property, Plant and Equipment, Net	$13,623.3	$15,308.9	$5,507.7	$13,002.2	$14,037.8	$5,089.9

(1)As of December 31, 2024, the property, plant and equipment balance, net of accumulated depreciation, attributable to the Aquarion water distribution business was classified to Assets Held for Sale on the Eversource balance sheet. As of December 31, 2025, these assets were reclassified as Property, Plant and Equipment, Net on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.

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

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2025	2024	2023
Eversource	3.3%	3.2%	3.1%
CL&P	2.9%	2.9%	2.8%
NSTAR Electric	2.8%	2.8%	2.7%
PSNH	3.0%	3.0%	3.0%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2025
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution - Electric	33.0	34.7	32.5	30.4
Distribution - Natural Gas	32.8	—	—	—
Transmission - Electric	39.2	35.4	44.1	39.6
Distribution - Water	43.9	—	—	—
Solar	21.8	—	21.8	—
Other (1)	9.9	—	—	—

(1)The estimated useful life of computer software, hardware and equipment primarily ranges from 5 to 15 years and of buildings is 40 years.

4.     DERIVATIVE INSTRUMENTS

The electric and natural gas companies enter into contracts to purchase and procure energy and energy-related products for their customers, which are subject to price volatility.  The costs associated with supplying energy to customers are recoverable from customers in future rates.  These regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and non-derivative contracts. Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses on the statements of income as electricity or natural gas is delivered.

Derivative contracts that are not designated as normal are recorded at fair value as derivative assets or liabilities on the balance sheets.  For the electric and natural gas companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as contract amounts are recovered from, or refunded to, customers in their respective energy supply rates. The mark to market unrealized losses or gains of these derivative contracts are deferred as regulatory assets (if the derivative is a liability) or as regulatory liabilities (if the derivative is an asset).

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of December 31,
		2025			2024
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 2	$—	$—	$—	$14.2	$(0.3)	$13.9
NSTAR Electric	Level 3	91.0	—	91.0	—	—	—
Current Derivative Liabilities:
CL&P	Level 2	(0.1)	—	(0.1)	(71.1)	—	(71.1)
Long-Term Derivative Liabilities:
NSTAR Electric	Level 3	(753.1)	—	(753.1)	—	—	—

(1)     Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  In accordance with Massachusetts clean energy legislation and under the Massachusetts Clean Energy 83D procurement, in June 2018, NSTAR Electric entered into a 20-year power purchase agreement for the purchase of renewable hydroelectric energy and renewable energy attributes from Hydro-Québec. The agreement requires NSTAR Electric to purchase 579 MW of energy per hour through January 2046. Upon notice of commercial operation of the transmission line needed to deliver this energy, received on December 31, 2025, the power purchase agreement was marked to market on the balance sheet. The current and long-term portions of the contract were recorded as derivative assets and derivative liabilities, respectively, and were offset by current and long-term regulatory liabilities and regulatory assets, respectively, reflecting full recovery from or refund to NSTAR Electric’s customers.

As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacities of these contracts as of December 31, 2025 and 2024 were 3 MW and 610 MW, respectively. The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.

For the years ended December 31, 2025, 2024 and 2023, losses from changes in fair value associated with these derivative contracts of $662.9 million, $3.8 million and $3.9 million, respectively, were deferred in Regulatory Assets or Regulatory Liabilities on the balance sheet.

Fair Value Measurements of Derivative Instruments
The fair value of derivative contracts utilizes both observable and unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price. Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding future energy and energy-related prices, the timing and likelihood of scheduled payments, selection of a discount rate, and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty’s credit rating for assets and the Company’s credit rating for liabilities. Valuations also give consideration to premiums or discounts that would be required by a market participant to arrive at an exit price. Future energy prices that are not quoted in an active market are based on available market data with assumptions of future market dynamics and inflation to address the full time period of the contract. Fair value measurements are prepared and reviewed by individuals with expertise in valuation techniques, pricing of energy-related products, and accounting requirements.

For NSTAR Electric’s derivative contract, unobservable inputs for future energy prices using a forward electricity bid price curve are significant to the valuation and are classified as Level 3. As of December 31, 2025, Level 3 unobservable inputs utilized in the valuation of NSTAR Electric’s power purchase agreement include energy prices ranging from $24.65 per MWh through $145.33 per MWh, or a weighted average of $53.44 per MWh, over the contractual period of 2026 through 2046.

For CL&P derivative contracts, observable inputs for energy-related product prices in future years for which quoted prices in an active market exist are significant to the valuation and are classified as Level 2.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

NSTAR Electric (Millions of Dollars)	For the Year Ended
December 31, 2025
Derivatives, Net:
Fair Value as of Beginning of Year	$—
Net Realized/Unrealized Losses Included in Regulatory Assets or Regulatory Liabilities	(662.1)
Settlements	—
Fair Value as of End of Year	$(662.1)

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

Eversource’s water business also holds a trust. As of December 31, 2024, the securities held in this trust of $4.1 million were classified as Assets Held for Sale on the Eversource balance sheet. As of December 31, 2025, these securities held in this trust of $3.5 million were reclassified as Marketable Securities on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.” For the years ended December 31, 2025 and 2024, there were unrealized losses of $0.7 million and unrealized gains of $0.9 million recorded in Other Income, Net, related to these equity securities, respectively.

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $161.8 million and $163.1 million as of December 31, 2025 and 2024, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities:  The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of December 31,
	2025				2024
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$156.5	$0.7	$(1.8)	$155.4	$163.2	$0.1	$(6.1)	$157.2

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of December 31, 2025, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year	$15.7	$15.8
One to five years	39.9	40.6
Six to ten years	26.0	26.1
Greater than ten years	74.9	72.9
Total Debt Securities	$156.5	$155.4

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2025	2024
Level 1:
Mutual Funds and Equities	$165.3	$163.1
Money Market Funds	14.0	10.0
Total Level 1	$179.3	$173.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$82.0	$92.0
Corporate Debt Securities	37.9	32.5
Asset-Backed Debt Securities	6.4	7.8
Municipal Bonds	7.2	6.8
Other Fixed Income Securities	7.9	8.1
Total Level 2	$141.4	$147.2
Total Marketable Securities	$320.7	$320.3

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

		Investment Balance as of December 31,
(Millions of Dollars)	Ownership Interest	2025	2024
Tax Equity Investment in South Fork Wind	100%	$19.1	$22.2
Natural Gas Pipeline - Algonquin Gas Transmission, LLC	15%	110.8	112.6
Other	various	36.3	33.9
Total Investments in Unconsolidated Affiliates		$166.2	$168.7

For the years ended December 31, 2025, 2024 and 2023, Eversource had equity in earnings of unconsolidated affiliates of $19.9 million, $51.9 million, and $15.5 million, respectively. Eversource received dividends from its equity method investees (excluding proceeds received from sale or liquidation of investments) of $20.7 million, $20.5 million, and $20.1 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

Tax Equity Investment in South Fork Wind: Eversource holds a noncontrolling tax equity investment in South Fork Wind through a 100 percent ownership in South Fork Wind Holdings, LLC Class A interests. In September 2023, Eversource made a $528 million investment in a tax equity interest for South Fork Wind. South Fork Wind was restructured as a tax equity investment, with Eversource purchasing 100 percent ownership of a new Class A tax equity membership interest. This investment will result in Eversource receiving cash flow benefits from investment tax credits (ITC) and other future cash flow benefits as well. During 2024, $459 million of expected investment tax credits and other expected tax benefits were reclassified from the South Fork Wind tax equity investment balance reported in Investments in Unconsolidated Affiliates as a decrease in Accumulated Deferred Income Taxes on the Eversource balance sheet, which represented a non-cash reclassification. As a result of these investment tax credits, Eversource expects lower federal income tax payments through 2028.

Offshore Wind Investments: During 2024, Eversource sold its 50 percent ownership interests in each of North East Offshore and South Fork Class B Member, LLC and in doing so, sold its interests in the Revolution Wind project, the South Fork Wind project, and the Sunrise Wind project. For more information on the sale, see Note 13G, "Commitments and Contingencies – Offshore Wind Sale and Contingent Liability," to the financial statements. Eversource recognized an aggregate pre-tax loss on the sales of its offshore wind investments of $464 million ($524 million after-tax) in 2024. In 2023, Eversource recorded pre-tax other-than-temporary impairment charges totaling $2.17 billion ($1.95 billion after-tax) in connection with the process to divest these offshore wind investments. In the impairment assessments, Eversource evaluated its investments and determined that the carrying value of the equity method offshore wind investments exceeded the fair value of the investments and that the decline in fair value was other-than-temporary. Impairment charges were recorded to reflect the investments at estimated fair value at that time. Capital contributions in the offshore wind investments in 2023 and 2024, including the 2023 contribution for the tax equity investment in South Fork Wind, were included in Investments in Unconsolidated Affiliates on the statements of cash flows. Proceeds received from the sales of the offshore wind investments of $863 million in 2024, the sale of an unused lease area to Ørsted for $625 million in 2023, and an October 2023 distribution of $318 million received primarily as a result of being a 50 percent joint owner in the Class B shares of South Fork Wind which was restructured as a tax equity investment, were included in Proceeds from Unconsolidated Affiliates on the statements of cash flows. Payments made in 2025 related to Eversource’s remaining offshore wind contingent obligation are reflected in investing activities on the statement of cash flows.

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

NSTAR Electric: As of December 31, 2025 and 2024, NSTAR Electric's investments included a 14.5 percent ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $12.2 million and $11.5 million, respectively.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities is as follows:

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$590.9	$42.5	$109.3	$5.6	$505.8	$39.9	$104.8	$5.2
Liabilities Settled During the Year	(24.2)	—	—	—	(24.6)	—	—	—
Accretion	34.0	2.9	4.7	0.3	29.5	2.6	4.5	0.4
Revisions in Estimated Cash Flows	(5.3)	—	—	—	80.2	—	—	—
Balance as of End of Year	$595.4	$45.4	$114.0	$5.9	$590.9	$42.5	$109.3	$5.6

Eversource's amounts include CYAPC and YAEC's AROs of $386.6 million and $391.7 million as of December 31, 2025 and 2024, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste and other assumptions, including discount rates.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC spent nuclear fuel trusts are restricted for settling the ARO and all other nuclear fuel storage obligations.  For further information on the assets held in the spent nuclear fuel trusts, see Note 5, "Marketable Securities," to the financial statements.

The increase in the ARO balance at Eversource for the year ended December 31, 2024 was due primarily to updated cost estimates that extended the end of life date from 2039 to 2044 for CYAPC and YAEC. These updated cost estimates were approved by FERC in November 2024.

8.     SHORT-TERM DEBT

Short-Term Debt - Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P and NSTAR Electric is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On December 12, 2025, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2027.  On December 12, 2025, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 31, 2027.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2025, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled $572.9 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2025, CL&P had $1.19 billion of unsecured debt capacity available under this authorization.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Eversource Parent Commercial Paper Program	$1,280.0	$1,538.0	$720.0	$462.0	3.98%	4.76%
NSTAR Electric Commercial Paper Program	245.4	504.8	404.6	145.2	3.87%	4.55%

There were no borrowings outstanding on the revolving credit facilities as of December 31, 2025 or 2024.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026 or October 2026. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Under the credit facilities described above, Eversource and its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, EGMA, Yankee Gas, and Aquarion Water Company of Connecticut, must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2025 and 2024, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of December 31, 2025 and 2024, there were intercompany loans from Eversource parent to PSNH of $49.3 million and $131.1 million, respectively. As of December 31, 2024, there were intercompany loans from Eversource parent to CL&P of $280.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

9.    LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)		As of December 31,
	Interest Rate	2025	2024
First Mortgage Bonds:
2004 Series B due 2034	5.750%	130.0	130.0
2005 Series B due 2035	5.625%	100.0	100.0
2006 Series A due 2036	6.350%	250.0	250.0
2007 Series B due 2037	5.750%	150.0	150.0
2007 Series D due 2037	6.375%	100.0	100.0
2014 Series A due 2044	4.300%	475.0	475.0
2015 Series A due 2045	4.150%	350.0	350.0
2017 Series A due 2027	3.200%	500.0	500.0
2018 Series A due 2048	4.000%	800.0	800.0
2020 Series A due 2025	0.750%	—	400.0
2021 Series A due 2031	2.050%	425.0	425.0
2023 Series A due 2053	5.250%	500.0	500.0
2023 Series B due 2033	4.900%	300.0	300.0
2024 Series A due 2029	4.650%	350.0	350.0
2024 Series B due 2034	4.950%	300.0	300.0
2025 Series A due 2030	4.950%	400.0	—
Total First Mortgage Bonds		5,130.0	5,130.0
Less Amounts due Within One Year		—	(400.0)
Current Portion Classified as Long-Term Debt (1)		—	397.1
Unamortized Premiums and Discounts, Net		12.4	14.3
Unamortized Debt Issuance Costs		(32.3)	(33.2)
CL&P Long-Term Debt		$5,110.1	$5,108.2

NSTAR Electric (Millions of Dollars)		As of December 31,
	Interest Rate	2025	2024
Debentures:
2006 Debentures due 2036	5.750%	$200.0	$200.0
2010 Debentures due 2040	5.500%	300.0	300.0
2014 Debentures due 2044	4.400%	300.0	300.0
2015 Debentures due 2025	3.250%	—	250.0
2016 Debentures due 2026	2.700%	250.0	250.0
2017 Debentures due 2027	3.200%	700.0	700.0
2019 Debentures due 2029	3.250%	400.0	400.0
2020 Debentures due 2030	3.950%	400.0	400.0
2021 Debentures due 2051	3.100%	300.0	300.0
2021 Debentures due 2031	1.950%	300.0	300.0
2022 Debentures due 2052	4.550%	450.0	450.0
2022 Debentures due 2052	4.950%	400.0	400.0
2023 Debentures due 2028	5.600%	150.0	150.0
2024 Debentures due 2034	5.400%	600.0	600.0
2025 Debentures due 2030	4.850%	400.0	—
2025 Debentures due 2035	5.200%	700.0	—
Total Debentures		5,850.0	5,000.0
Notes:
2004 Senior Notes Series B due 2034	5.900%	50.0	50.0
2007 Senior Notes Series D due 2037	6.700%	40.0	40.0
2016 Senior Notes Series H due 2026	2.750%	50.0	50.0
Total Notes		140.0	140.0
Less Amounts due Within One Year		(300.0)	(250.0)
Unamortized Premiums and Discounts, Net		(8.1)	(14.0)
Unamortized Debt Issuance Costs		(36.3)	(31.1)
NSTAR Electric Long-Term Debt		$5,645.6	$4,844.9

PSNH (Millions of Dollars)		As of December 31,
	Interest Rate	2025	2024
First Mortgage Bonds:
2005 Series M due 2035	5.600%	$50.0	$50.0
2019 Series T due 2049	3.600%	300.0	300.0
2020 Series U due 2050	2.400%	150.0	150.0
2021 Series V due 2031	2.200%	350.0	350.0
2023 Series W due 2053	5.150%	300.0	300.0
2023 Series X due 2033	5.350%	600.0	600.0
2025 Series Y due 2028	4.400%	300.0	—
Total First Mortgage Bonds		2,050.0	1,750.0
Unamortized Premiums and Discounts, Net		(2.8)	(2.6)
Unamortized Debt Issuance Costs		(15.9)	(15.3)
PSNH Long-Term Debt		$2,031.3	$1,732.1

OTHER (Millions of Dollars)				As of December 31,
	Interest Rate			2025	2024
Eversource Parent - Senior Notes due 2026 - 2050	1.400%	-	5.950%	$11,350.0	$11,350.0
Yankee Gas - First Mortgage Bonds due 2026 - 2051	1.380%	-	5.740%	1,205.0	1,095.0
NSTAR Gas - First Mortgage Bonds due 2029 - 2051	2.250%	-	7.110%	1,055.0	905.0
EGMA - First Mortgage Bonds due 2028 - 2052	2.110%	-	5.730%	933.0	808.0
Aquarion - Unsecured Notes due 2028 - 2052	3.000%	-	6.430%	596.6	596.8
Aquarion - Secured Debt due 2027 - 2045	1.296%	-	9.290%	47.9	40.7
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)				5.9	5.6
Fair Value Adjustment (2)				11.6	—
Less Fair Value Adjustment - Current Portion (2)				(2.4)	—
Less Amounts due in One Year				(1,090.5)	(750.3)
Unamortized Premiums and Discounts, Net				37.8	41.7
Unamortized Debt Issuance Costs				(64.5)	(76.1)
Total Other Long-Term Debt				$14,085.4	$14,016.4

Total Eversource Long-Term Debt				$26,872.4	$25,701.6

(1)     As a result of the CL&P long-term debt issuance in January 2025, $397.1 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource’s and CL&P’s balance sheets as of December 31, 2024.

(2)    The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record Aquarion’s long-term debt at fair value upon the 2017 acquisition date. As of December 31, 2024, this fair value adjustment was reclassified to Liabilities Held for Sale. As of December 31, 2025, the fair value adjustment was reclassified to Long-Term Debt. For further information, see Note 24, “Assets Held for Sale.”

Availability under Long-Term Debt Issuance Authorizations: On May 1, 2024, the DPU approved NSTAR Electric’s request for authorization to issue up to $2.40 billion in long-term debt through December 31, 2026. On August 12, 2024, the DPU approved EGMA’s request for authorization to issue up to $325 million in long-term debt through December 31, 2026. On December 18, 2024, the DPU approved NSTAR Gas’ request for authorization to issue up to $475 million in long-term debt through December 31, 2027. On March 26, 2025, PURA approved Yankee Gas’ request for authorization to issue up to $360 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with NHPUC. CL&P has no long-term debt authorization remaining with PURA.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/ (Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
CL&P 2025 Series A First Mortgage Bonds	4.95%	400.0	January 2025	January 2030	Repaid short-term debt, paid capital expenditures and working capital
CL&P 2020 Series A First Mortgage Bonds	0.75%	(400.0)	December 2025	December 2025	Paid at maturity
NSTAR Electric Debentures	4.85%	400.0	February 2025	March 2030	Repaid 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	400.0	February 2025	March 2035	Repaid 3.25% Debentures at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	300.0	October 2025	March 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	3.25%	(250.0)	November 2025	November 2025	Paid at maturity
PSNH Series Y First Mortgage Bonds	4.40%	300.0	June 2025	July 2028	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series HH Senior Notes	4.45%	600.0	October 2025	December 2030	Repay Series J bonds at maturity and repaid short-term debt
Eversource Parent Series H Senior Notes	3.15%	(300.0)	January 2025	January 2025	Paid at maturity
Eversource Parent Series Q Senior Notes	0.80%	(300.0)	August 2025	August 2025	Paid at maturity
NSTAR Gas Series Y First Mortgage Bonds	4.86%	205.0	June 2025	June 2030	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series Z First Mortgage Bonds	5.30%	20.0	June 2025	June 2035	Repaid short-term debt, paid capital expenditures and working capital
NSTAR Gas Series R First Mortgage Bonds	2.33%	(75.0)	May 2025	May 2025	Paid at maturity
Yankee Gas Series Y First Mortgage Bonds	5.02%	148.0	July 2025	January 2031	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series Z First Mortgage Bonds	5.55%	37.0	July 2025	July 2035	Repaid Series M bonds at maturity, repaid short-term debt, paid capital expenditures and working capital
Yankee Gas Series M First Mortgage Bonds	3.35%	(75.0)	September 2025	September 2025	Paid at maturity
EGMA Series F First Mortgage Bonds	4.77%	125.0	September 2025	October 2030	Repaid short-term debt, paid capital expenditures and working capital

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

No long-term debt defaults have occurred as of December 31, 2025.

CYAPC's Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel). CYAPC has partially paid this obligation and recorded an accrual for its remaining liability to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. As of December 31, 2025 and 2024, as a result of consolidating CYAPC, Eversource has consolidated $5.9 million and $5.6 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. The obligation includes accumulated interest costs of $4.6 million and $4.3 million as of December 31, 2025 and 2024, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2026 through 2030 and thereafter are shown below. These amounts exclude PSNH rate reduction bonds, CYAPC pre-1983 spent nuclear fuel obligation, and unamortized premiums, discounts, and debt issuance costs as of December 31, 2025:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2026	$1,390.5	$—	$300.0	$—
2027	2,889.5	500.0	700.0	—
2028	2,278.8	—	150.0	300.0
2029	2,300.5	350.0	400.0	—
2030	2,904.0	400.0	800.0	—
Thereafter	16,594.2	3,880.0	3,640.0	1,750.0
Total	$28,357.5	$5,130.0	$5,990.0	$2,050.0

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)	As of December 31,
PSNH Balance Sheets:	2025	2024
Restricted Cash - Current Portion (included in Special Deposits)	$30.6	$31.0
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.1
Securitized Stranded Cost (included in Regulatory Assets)	306.1	349.3
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.3	6.9
Accrued Interest (included in Other Current Liabilities)	5.1	5.7
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	280.9	324.1

(Millions of Dollars) PSNH Income Statements:	For the Years Ended December 31,
	2025	2024	2023
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$43.2	$43.2	$43.2
Interest Expense on RRB Principal (included in Interest Expense)	12.8	14.3	15.7

Estimated principal payments on RRBs as of December 31, 2025, is summarized annually through 2030 and thereafter as follows:

(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
PSNH	$43.2	$43.2	$43.2	$43.2	$43.2	$108.1	$324.1

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

11.     EMPLOYEE BENEFITS

A.     Pension Benefits and Postretirement Benefits Other Than Pension
Eversource provides defined benefit retirement plans (Pension Plans) that cover eligible employees and are subject to the provisions of ERISA, as amended by the Pension Protection Act of 2006. Eversource's policy is to annually fund, as necessary, the Pension Plans in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans (SERP Plans), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.

Eversource also provides defined benefit postretirement plans (PBOP Plans) that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that meet certain age and service eligibility requirements. The benefits provided under the PBOP Plans are not vested, and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds, as necessary, postretirement costs through tax deductible contributions to external trusts.

Effective January 1, 2025, a Cash Balance Pension Plan was established, which replaced employer K-Vantage contributions. Eversource transferred into the Cash Balance Pension Plan employees who were participants in the K-Vantage plan, with the exception of one union group that voted to enter effective January 1, 2026, and will credit employees a set percentage of an employee’s eligible pay based on age and years of service on the employee’s behalf. This benefit is an additional obligation of the existing Pension Plan and will be funded through the existing assets of the Eversource Service Pension Plan. The liability began accruing benefits upon the effective date of January 1, 2025.

Funded Status:  The Pension, SERP and PBOP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans. The SERP Plans do not contain any assets.  The following tables provide information on the plan benefit obligations, fair values of plan assets, and funded status:

	Pension and SERP
	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(4,745.7)	$(982.9)	$(1,003.5)	$(521.5)	$(5,238.4)	$(1,048.5)	$(1,107.0)	$(562.3)
Service Cost	(67.9)	(15.3)	(9.7)	(6.5)	(44.3)	(12.7)	(7.7)	(4.3)
Interest Cost	(255.6)	(51.5)	(53.0)	(27.1)	(250.0)	(50.3)	(51.6)	(26.8)
Actuarial (Loss)/Gain	(190.0)	(37.8)	(54.5)	(11.7)	280.2	56.2	74.1	30.7
Benefits Paid - Pension	334.5	69.1	67.2	38.8	320.9	68.1	67.1	38.0
Benefits Paid - Lump Sum	28.5	0.1	12.9	1.3	24.0	—	7.6	0.1
Benefits Paid - SERP	18.8	0.4	0.1	0.4	19.4	0.3	0.2	0.4
Employee Transfers	(0.3)	1.2	2.8	0.1	—	4.0	13.8	2.7
Water Reclassified as Assets Held for Sale	—	—	—	—	142.5	—	—	—
Water Reclassified from Assets Held for Sale	(142.5)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(5,020.2)	$(1,016.7)	$(1,037.7)	$(526.2)	$(4,745.7)	$(982.9)	$(1,003.5)	$(521.5)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$5,514.0	$1,144.4	$1,378.2	$597.5	$5,775.0	$1,170.0	$1,411.6	$614.0
Employer Contributions	2.5	—	—	—	5.0	—	—	—
Actual Return on Pension Plan Assets	588.4	119.3	144.7	61.3	227.0	46.5	55.1	24.3
Benefits Paid - Pension	(334.5)	(69.1)	(67.2)	(38.8)	(320.9)	(68.1)	(67.1)	(38.0)
Benefits Paid - Lump Sum	(28.5)	(0.1)	(12.9)	(1.3)	(24.0)	—	(7.6)	(0.1)
Employee Transfers	—	(1.2)	(2.8)	(0.1)	—	(4.0)	(13.8)	(2.7)
Water Reclassified as Assets Held for Sale	—	—	—	—	(148.1)	—	—	—
Water Reclassified from Assets Held for Sale	148.1	—	—	—	—	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$5,890.0	$1,193.3	$1,440.0	$618.6	$5,514.0	$1,144.4	$1,378.2	$597.5
Funded Status as of December 31st	$869.8	$176.6	$402.3	$92.4	$768.3	$161.5	$374.7	$76.0

Actuarial Gain/(Loss): For the year ended December 31, 2025, the actuarial loss was primarily attributable to a decrease in the discount rate, which resulted in an increase to Eversource’s Pension and SERP Plans’ projected benefit obligation of $98.2 million, a $38.1 million loss related to updated census data, and a $28 million loss related to the salary scale assumption. For the year ended December 31, 2024, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to Eversource's Pension and SERP Plans’ projected benefit obligation of $332.9 million, partially offset by an actuarial loss of $42.1 million related to updated census data.

As of December 31, 2025 and 2024, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2025	$4,856.5	$981.5	$992.2	$513.1
2024	4,617.1	953.9	969.5	507.4

	PBOP
	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(587.4)	$(109.1)	$(171.4)	$(65.9)	$(676.0)	$(120.6)	$(188.3)	$(72.0)
Service Cost	(6.4)	(1.1)	(1.1)	(0.5)	(7.0)	(1.2)	(1.2)	(0.6)
Interest Cost	(32.0)	(5.6)	(8.7)	(3.4)	(31.9)	(5.6)	(8.8)	(3.4)
Actuarial (Loss)/Gain	(11.3)	(1.6)	(3.5)	(1.2)	41.3	8.9	10.7	3.9
Benefits Paid	51.7	9.3	16.0	6.0	51.7	9.4	15.9	6.2
Employee Transfers	—	0.1	—	0.2	—	—	0.3	—
Water Reclassified as Assets Held for Sale	—	—	—	—	34.5	—	—	—
Water Reclassified from Assets Held for Sale	(34.5)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(619.9)	$(108.0)	$(168.7)	$(64.8)	$(587.4)	$(109.1)	$(171.4)	$(65.9)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$1,036.3	$124.4	$519.2	$76.4	$1,024.4	$123.0	$490.4	$74.7
Actual Return on Plan Assets	131.9	14.9	65.0	9.3	92.3	11.2	45.8	7.6
Employer Contributions	0.7	—	—	—	0.9	—	—	—
Benefits Paid	(51.3)	(9.3)	(16.0)	(5.9)	(51.8)	(9.4)	(15.9)	(6.1)
Employee Transfers	—	(0.3)	0.6	(0.2)	—	(0.4)	(1.1)	0.2
Water Reclassified as Assets Held for Sale	—	—	—	—	(29.5)	—	—	—
Water Reclassified from Assets Held for Sale	29.5	—	—	—	—	—	—	—
Fair Value of Plan Assets as of End of Year	$1,147.1	$129.7	$568.8	$79.6	$1,036.3	$124.4	$519.2	$76.4
Funded Status as of December 31st	$527.2	$21.7	$400.1	$14.8	$448.9	$15.3	$347.8	$10.5

Actuarial Gain/(Loss): For the year ended December 31, 2025, the actuarial loss was primarily attributable to a decrease in the discount rate, which resulted in an increase to the Eversource PBOP projected benefit obligation of $11.2 million. For the year ended December 31, 2024, the actuarial gain was primarily attributable to an increase in the discount rate, which resulted in a decrease to the Eversource PBOP projected benefit obligation of $39.8 million.

A reconciliation of the prepaid assets and liabilities within the Eversource Pension, SERP and PBOP Plans’ funded status to the balance sheets is as follows:

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Prepaid Pension (1)	$982.0	$182.4	$404.0	$97.0	$887.7	$167.2	$376.9	$80.5
Prepaid PBOP	529.2	21.7	400.1	14.8	448.9	15.3	347.8	10.5
Prepaid Pension and PBOP	$1,511.2	$204.1	$804.1	$111.8	$1,336.6	$182.5	$724.7	$91.0

Accrued SERP (1)	$(112.2)	$(5.8)	$(1.7)	$(4.6)	$(119.4)	$(5.7)	$(2.2)	$(4.5)
Accrued PBOP (1)	(2.0)	—	—	—	—	—	—	—
Less: Accrued SERP - current portion	13.3	0.3	—	0.4	24.0	0.4	0.2	0.4
Accrued SERP and PBOP	$(100.9)	$(5.5)	$(1.7)	$(4.2)	$(95.4)	$(5.3)	$(2.0)	$(4.1)

(1)     As of December 31, 2024, the Aquarion water distribution business’s prepaid pension was reclassified to Assets Held for Sale and the accrued SERP and PBOP liabilities were reclassified to Liabilities Held for Sale on the Eversource balance sheet. As of December 31, 2025, these balances were reclassified to Prepaid Pension and Accrued SERP and PBOP on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

The following actuarial assumptions were used in calculating the Pension, SERP and PBOP Plans' year end funded status:

	Pension and SERP						PBOP
	As of December 31,						As of December 31,
	2025			2024			2025			2024
Discount Rate	4.9%	—	5.5%	5.6%	—	5.7%	5.4%	—	5.5%	5.7%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	N/A
Cash Balance Interest Crediting Rate	4.8%			N/A			N/A

For the Eversource Service PBOP Plan, the health care cost trend rate is not applicable. For the Aquarion PBOP Plan, the health care cost trend rate for pre-65 retirees is 7.25 percent, with an ultimate rate of 5 percent in 2035, and for post-65 retirees, the health care trend rate and ultimate rate is 3.5 percent.

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

	Pension and SERP				PBOP
	For the Year Ended December 31, 2025				For the Year Ended December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$67.9	$15.3	$9.7	$6.5	$6.4	$1.1	$1.1	$0.5
Interest Cost	255.6	51.5	53.0	27.1	32.0	5.6	8.7	3.4
Expected Return on Plan Assets	(454.3)	(91.8)	(110.7)	(47.8)	(84.6)	(9.6)	(42.0)	(5.7)
Actuarial Loss/(Gain)	42.9	5.1	14.3	2.1	(0.9)	—	—	—
Prior Service Cost/(Credit)	1.1	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(83.5)	$(19.9)	$(33.4)	$(12.1)	$(68.7)	$(1.8)	$(49.2)	$(1.4)
Intercompany Income Allocations	N/A	$(1.4)	$(0.5)	$(0.1)	N/A	$(2.1)	$(2.7)	$(0.9)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2024				For the Year Ended December 31, 2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$44.3	$12.7	$7.7	$4.3	$7.0	$1.2	$1.2	$0.6
Interest Cost	250.0	50.3	51.6	26.8	31.9	5.6	8.8	3.4
Expected Return on Plan Assets	(462.6)	(93.5)	(112.4)	(48.9)	(81.2)	(9.5)	(39.5)	(5.6)
Actuarial Loss/(Gain)	85.9	12.1	25.6	5.0	(0.4)	—	—	—
Prior Service Cost/(Credit)	1.3	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	4.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(76.8)	$(18.4)	$(27.2)	$(12.8)	$(64.3)	$(1.6)	$(46.5)	$(1.2)
Intercompany Income Allocations	N/A	$(1.6)	$(1.3)	$(0.4)	N/A	$(2.2)	$(2.6)	$(0.9)

	Pension and SERP				PBOP
	For the Year Ended December 31, 2023				For the Year Ended December 31, 2023
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$43.1	$12.3	$7.8	$4.3	$7.6	$1.3	$1.2	$0.7
Interest Cost	254.0	50.5	53.9	27.3	33.8	6.2	9.2	3.7
Expected Return on Plan Assets	(465.0)	(94.2)	(113.8)	(49.5)	(77.1)	(9.4)	(36.9)	(5.5)
Actuarial Loss	45.8	2.5	17.1	1.5	—	—	—	—
Prior Service Cost/(Credit)	1.3	—	0.3	—	(21.6)	1.1	(17.0)	0.4
Settlement Loss	12.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(108.4)	$(28.9)	$(34.7)	$(16.4)	$(57.3)	$(0.8)	$(43.5)	$(0.7)
Intercompany Income Allocations	N/A	$(4.0)	$(3.0)	$(0.8)	N/A	$(1.9)	$(2.1)	$(0.7)

The following actuarial assumptions were used to calculate Pension, SERP and PBOP expense amounts:

	Pension and SERP									PBOP
	For the Years Ended December 31,									For the Years Ended December 31,
	2025			2024			2023			2025			2024			2023
Discount Rate	5.2%	—	5.8%	4.7%	—	5.1%	4.9%	—	5.3%	5.4%	—	5.9%	4.9%	—	5.2%	5.1%	—	5.4%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%			8.25%			8.25%			8.25%
Compensation/Progression Rate	3.5%	—	4.0%	3.5%	—	4.0%	3.5%	—	4.0%	N/A			N/A			N/A

For the Aquarion Pension Plan, the expected long-term rate of return was 8.25 percent for the years ended December 31, 2025 and 2024 and 7.94 percent for the year ended December 31, 2023. For the Aquarion PBOP Plan, the expected long-term rate of return was 7 percent for the years ended December 31, 2025, 2024 and 2023 and the health care cost trend rate was a range of 3.5 percent to 7.5 percent for the year ended December 31, 2025, 3.5 percent to 6.75 percent for the year ended December 31, 2024 and 3.5 percent to 7 percent for the year ended December 31, 2023 .

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

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Pension and SERP				PBOP
	Regulatory Assets		OCI		Regulatory Assets		OCI
	For the Years Ended December 31,				For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Actuarial Loss/(Gain) Arising During the Year	$57.0	$(49.2)	$—	$2.3	$(36.8)	$(50.9)	$—	$(0.6)
Actuarial (Loss)/Gain Reclassified as Net Periodic Benefit (Expense)/Income	(38.7)	(79.1)	(4.2)	(6.8)	0.9	0.4	—	—
Actuarial (Loss)/Gain Reclassified as Held for Sale	—	(16.6)	—	—	—	7.1	—	—
Actuarial Loss/(Gain) Reclassified from Held for Sale	16.6	—	—	—	(7.1)	—	—	—
Settlement Loss	—	—	(3.3)	(4.3)	—	—	—	—
Prior Service Cost Arising During the Year	0.1	1.3	—	—	—	—	—	—
Prior Service (Cost)/Credit Reclassified as Net Periodic Benefit (Expense)/Income	(1.3)	(1.2)	0.2	(0.1)	21.8	21.8	(0.2)	(0.2)
Prior Service Cost Reclassified as Held for Sale	—	(1.2)	—	—	—	(0.6)	—	—
Prior Service Cost Reclassified from Held for Sale	1.2	—	—	—	0.6	—	—	—

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Income amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2025 and 2024:

	Regulatory Assets as of December 31,		AOCI as of December 31,
(Millions of Dollars)	2025	2024	2025	2024
Pension and SERP
Actuarial Loss	$991.0	$956.1	$40.2	$47.7
Prior Service Cost	1.8	1.8	0.4	0.2
PBOP
Actuarial (Gain)/Loss	$(36.6)	$6.4	$1.8	$1.8
Prior Service (Credit)/Cost	(43.8)	(66.2)	0.3	0.5

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2026	2027	2028	2029	2030	2031 - 2035
Pension and SERP	$375.4	$383.3	$387.3	$390.9	$394.0	$1,969.3
PBOP	53.0	52.3	51.5	50.6	49.6	232.1

Eversource Contributions:  Based on the current status of the Pension Plans and federal pension funding requirements, for the Eversource Service Pension Plan there is no minimum funding requirement in 2026 and Eversource does not expect to make pension contributions in 2026. Eversource does not expect to make any contributions to the Eversource Service PBOP Plan in 2026.

Eversource contributed $2.5 million and $0.7 million to the Aquarion Pension and PBOP Plans, respectively, in 2025. Eversource currently estimates contributing $2.5 million and $2.8 million to the Aquarion Pension and PBOP Plans, respectively, in 2026.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment guidelines for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan trust, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns. Management has assumed long-term rates of return of 8.25 percent for the Eversource Service Pension Plan assets and the Eversource Service PBOP Plan assets, and a 7 percent long-term rate of return for the Aquarion Pension Plan assets and the Aquarion PBOP Plan assets, to estimate its 2026 Pension and PBOP costs.

These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2025			2024
	Target Asset Allocation		Assumed Rate of Return	Target Asset Allocation		Assumed Rate of Return
	Eversource Pension Plan	Eversource PBOP Plan	Eversource Pension Plan and PBOP Plan	Eversource Pension Plan	Eversource PBOP Plan	Eversource Pension Plan and PBOP Plan
Equity Securities:
United States	—%	20.0%	8.5%	—%	20.0%	8.5%
Global	20.0%	—%	8.8%	20.0%	—%	8.8%
Non-United States	—%	11.0%	8.5%	—%	11.0%	8.5%
Emerging Markets	—%	6.0%	10.0%	—%	6.0%	10.0%
Debt Securities:
Fixed Income	16.0%	17.0%	5.5%	16.0%	17.0%	5.5%
High Yield Fixed Income	5.0%	—%	7.5%	5.0%	—%	7.5%
United States Treasuries	11.0%	—%	4.5%	11.0%	—%	4.5%
Private Debt	10.0%	13.0%	10.0%	10.0%	13.0%	10.0%
Private Equity	23.0%	18.0%	12.0%	23.0%	18.0%	12.0%
Real Assets	15.0%	15.0%	7.5%	15.0%	15.0%	7.5%

The following tables present, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2025 (1)				2024 (3)
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	302.8	110.9	816.2	1,229.9	323.6	—	826.0	1,149.6
Fixed Income	340.4	502.1	1,325.6	2,168.1	314.3	344.7	1,329.6	1,988.6
Private Equity	—	—	1,799.1	1,799.1	—	—	1,710.9	1,710.9
Real Assets	158.3	127.5	638.9	924.7	243.8	—	652.2	896.0
Total	$801.5	$740.5	$4,579.8	$6,121.8	$881.7	$344.7	$4,518.7	$5,745.1
Less: 401(h) PBOP Assets (3)				(231.8)				(231.1)
Total Pension Assets				$5,890.0				$5,514.0

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2025 (2)				2024 (3)
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities	132.7	48.3	214.4	395.4	184.8	—	166.3	351.1
Fixed Income	45.5	41.5	185.9	272.9	61.8	44.6	127.5	233.9
Private Equity	—	—	120.1	120.1	—	—	99.0	99.0
Real Assets	79.0	6.3	41.6	126.9	83.7	—	37.5	121.2
Total	$257.2	$96.1	$562.0	$915.3	$330.3	$44.6	$430.3	$805.2
Add: 401(h) PBOP Assets (4)				231.8				231.1
Total PBOP Assets				$1,147.1				$1,036.3

(1)     Fixed Income and Equity Securities classified as Level 2 as of December 31, 2025 include pending redemption settlements of $37.2 million and $15.4 million, respectively.

(2)     Equity Securities classified as Level 2 as of December 31, 2025 include pending redemption settlements of $46.8 million.

(3)     As of December 31, 2024, the funded status of the Aquarion water distribution business’s Pension and PBOP benefit plans were reclassified as held for sale presentation on the Eversource balance sheet. Therefore, these Pension and PBOP asset balances were excluded from the tables above as of December 31, 2024. As of December 31, 2025, the funded status of the Aquarion water distribution business’ Pension and PBOP benefit plans was no longer classified as held for sale in the Eversource balance sheet and the asset balances are included in the tables above. See Note 24, "Assets Held for Sale," for further information.

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

Certain investments, such as commingled funds, private equity investments, fixed income funds, real asset funds and hedge funds are valued using the net asset value (NAV) as a practical expedient. Assets valued at NAV are uncategorized in the fair value hierarchy. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Private Equity investments, Fixed Income partnership funds and Real Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments, or the NAV of underlying assets held in hedge funds. Equity Securities investments in United States, Global, Non-United States and Emerging Markets that are uncategorized include investments in commingled funds and hedge funds that are overlaid with equity index swaps and futures contracts. Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic credit and private debt strategies, and hedge funds that are overlaid with fixed income swaps and futures contracts.

B.     Defined Contribution Plans
Eversource maintains defined contribution plans on behalf of eligible participants.  The Eversource 401k Plan provides for employee and employer contributions up to statutory limits.  For the year ended December 31, 2025, for eligible employees, the Eversource 401k Plan provided employer matching contributions of 100 percent up to a maximum of six percent of eligible compensation. For the years ended December 31, 2024 and 2023, for eligible employees, the Eversource 401k Plan provided employer matching contributions of either 100 percent up to a maximum of three percent of eligible compensation or 50 percent up to a maximum of eight percent of eligible compensation.

In 2024 and 2023, the Eversource 401k Plan also contained a K-Vantage feature for the benefit of eligible participants, which provided an additional annual employer contribution based on age and years of service.  K-Vantage participants were not eligible to actively participate in the Eversource Service Pension Plan. Effective January 1, 2025, with the exception of one union group that voted to enter effective January 1, 2026, Eversource replaced employer K-Vantage contributions with the Cash Balance Pension Plan. See Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

The total Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2025	$68.6	$9.3	$15.7	$5.1
2024	76.2	10.6	15.4	6.0
2023	67.3	9.0	13.7	5.4

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

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 7,400,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2025 and 2024, Eversource had 3,051,466 and 3,790,353 common shares, respectively, available for issuance under these plans.

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

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	715,442	$61.95
Granted	345,870	$57.63
Shares Issued	(306,679)	$65.99
Forfeited	(23,452)	$63.23
Outstanding as of December 31, 2025	731,181	$58.17

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2025, 2024 and 2023 was $57.63, $57.93 and $76.42, respectively.  As of December 31, 2025 and 2024, the number and weighted average grant-date fair value of unvested RSUs was 534,754 and $59.50 per share, and 455,620 and $65.29 per share, respectively.  During 2025, there were 239,469 RSUs at a weighted average grant-date fair value of $68.77 per share that vested during the year and were either paid or deferred.  As of December 31, 2025, 196,427 RSUs were fully vested and deferred and an additional 508,017 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	864,192	$71.48
Granted	409,471	$57.82
Shares Issued	(163,335)	$88.50
Forfeited	(91,885)	$83.96
Outstanding as of December 31, 2025	1,018,443	$62.13

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2025, 2024 and 2023 was $57.82, $55.87 and $83.39, respectively.  As of December 31, 2025 and 2024, the number and weighted average grant-date fair value of unvested performance shares was 941,243 and $61.77 per share, and 737,738 and $69.12 per share, respectively.  During 2025, there were 113,252 performance shares at a weighted average grant-date fair value of $77.29 per share that vested during the year and were either paid or deferred.  As of December 31, 2025, 77,200 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Compensation Expense	$33.6	$30.0	$27.8
Future Income Tax Benefit	8.8	7.8	7.3

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$10.5	$11.6	$4.3	$9.3	$9.6	$3.6	$8.7	$8.7	$3.0
Future Income Tax Benefit	2.7	3.0	1.1	2.4	2.5	0.9	2.3	2.3	0.8

As of December 31, 2025, there was $30.9 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $5.3 million for CL&P, $9.5 million for NSTAR Electric, and $1.9 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.75 years for Eversource, CL&P, NSTAR Electric, and PSNH.

An income tax rate of 26 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards. The Company issues treasury shares to settle fully vested RSUs and performance shares under the Company's incentive plans.

For the years ended December 31, 2025, 2024, and 2023, a tax deficiency associated with the distribution of stock compensation awards increased income tax expense by $2.8 million and $2.3 million, $0.5 million respectively, which decreased cash flows from operating activities on the statements of cash flows.

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

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2025	2024	2023
Actuarially-Determined Liability	$29.9	$30.2	$32.6
Other Retirement Benefits Expense	2.3	2.4	2.6

	As of and For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.1	$—	$1.0	0.1	$—	$1.0	$0.2	$—	$1.1
Other Retirement Benefits Expense	0.8	0.8	0.3	0.8	0.8	0.3	0.8	0.8	0.4

12.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2025	2024	2023
Current Income Taxes:
Federal	$77.5	$(23.4)	$75.8
State	37.5	14.3	0.6
Total Current	115.0	(9.1)	76.4
Deferred Income Taxes, Net:
Federal	63.7	266.3	(0.9)
State	(36.4)	169.6	86.3
Total Deferred	27.3	435.9	85.4
Investment Tax Credits, Net	(2.0)	(2.1)	(2.1)
Income Tax Expense	$140.3	$424.7	$159.7

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$191.1	$118.9	$57.3	$25.9	$65.9	$(1.7)	$(10.8)	$50.7	$(40.0)
State	70.9	37.2	23.5	(6.8)	15.2	(5.2)	(2.3)	7.8	(20.0)
Total Current	262.0	156.1	80.8	19.1	81.1	(6.9)	(13.1)	58.5	(60.0)
Deferred Income Taxes, Net:
Federal	(66.5)	10.0	3.7	107.9	63.9	50.8	130.3	50.1	81.2
State	(28.3)	25.6	7.6	67.5	47.3	26.3	53.7	46.1	37.8
Total Deferred	(94.8)	35.6	11.3	175.4	111.2	77.1	184.0	96.2	119.0
Investment Tax Credits, Net	—	(1.7)	—	—	(1.7)	—	—	(1.7)	—
Income Tax Expense	$167.2	$190.0	$92.1	$194.5	$190.6	$70.2	$170.9	$153.0	$59.0

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

	For the Year Ended December 31, 2025
	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income Before Income Tax Expense	1,840.2	N/A	$718.5	N/A	$820.7	N/A	$361.5	N/A

U.S. Federal Statutory Income Tax Expense at 21%	386.4	21%	150.9	21%	172.3	21%	75.9	21%
Tax Effect of Differences:
State and Local Income Tax Effects, Net of Federal Impact (1)	2.4	0.1	39.6	5.5	49.6	6.0	24.6	6.8
Federal Tax Credits
Research and Development Tax Credits	(22.6)	(1.2)	—	—	—	—	—	—
Changes in Valuation Allowances	(241.6)	(13.1)	(6.2)	(0.9)	—	—	—	—
Nontaxable or Nondeductible Items:
Depreciation	(23.4)	(1.3)	2.5	0.3	(10.6)	(1.3)	(2.2)	(0.6)
EDIT Amortization	(50.6)	(2.7)	(17.0)	(2.4)	(21.7)	(2.6)	(8.1)	(2.2)
Loss on Offshore Wind	59.5	3.2	—	—	—	—	—	—
Other	30.2	1.6	(2.6)	(0.4)	0.4	—	1.9	0.5
Income Tax Expense/Effective Tax Rate	$140.3	7.6%	$167.2	23.3%	$190.0	23.2%	$92.1	25.5%

(1)     State taxes in Connecticut (for CL&P), Massachusetts (for NSTAR Electric) and New Hampshire (for PSNH) made up the majority of the tax effects in this category for Eversource.

Eversource maintains a valuation allowance recorded on deferred tax assets associated with the loss recorded from the offshore wind investments. In the third quarter of 2025, as part of filing its 2024 tax return to provision process, Eversource partially reversed this valuation allowance by $294 million and also recorded a charge of $129 million as it reconciled the positions on the tax return to what was estimated as of December 31, 2024, resulting in a net benefit of $165 million to tax expense. The adjustment to the valuation allowance was required based on the reconciling of previously recorded tax losses to amounts included in applicable partnership income tax returns. Both adjustments resulted from changes in tax estimates based on information from the partnership tax returns received in the third quarter of 2025. Eversource also recognized state tax benefits and certain tax credits of $118 million as part of the 2024 tax return to provision process. These benefits totaling $283 million were recorded as a reduction to income tax expense on the statement of income in 2025. The Loss on Offshore Wind in the table above of $59.5 million reflects the federal impacts of the $129 million charge, partially offset by the tax benefit of $44 million recorded from the pre-tax increase of $284 million to the offshore wind contingent liability recorded in the third quarter of 2025.

	For the Years Ended December 31,
	2024				2023
(Millions of Dollars, except percentages)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Income/(Loss) Before Income Tax Expense	$1,243.8	$707.1	$826.9	$285.1	$(275.0)	$689.6	$697.5	$254.7

Statutory Federal Income Tax Expense at 21%	261.2	148.5	173.7	59.9	(57.7)	144.9	146.5	53.5
Tax Effect of Differences:
Depreciation	(22.6)	0.4	(10.9)	(1.0)	(25.8)	(5.6)	(8.8)	(1.0)
Investment Tax Credit Amortization	(2.1)	—	(1.7)	—	(2.1)	—	(1.7)	—
Other Federal Tax Credits	(67.0)	—	—	—	(42.5)	—	—	—
State Income Taxes, Net of Federal Impact	43.2	(2.8)	49.4	16.7	(11.4)	(10.7)	42.5	14.1
Dividends on ESOP	(5.5)	—	—	—	(5.3)	—	—	—
Tax Asset Valuation Allowance/Reserve Adjustments	278.6	50.8	—	—	295.8	51.3	—	—
Share-Based Payment Tax Deficiency	2.3	0.8	0.8	0.3	0.5	0.2	0.2	0.1
EDIT Amortization	(37.0)	(9.2)	(20.0)	(6.5)	(51.5)	(10.5)	(28.4)	(6.8)
Other, Net	(26.4)	6.0	(0.7)	0.8	59.7	1.3	2.7	(0.9)
Income Tax Expense	$424.7	$194.5	$190.6	$70.2	$159.7	$170.9	$153.0	$59.0
Effective Tax Rate	34.1%	27.5%	23.0%	24.6%	(58.1)%	24.8%	21.9%	23.2%

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

	As of December 31,
	2025				2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$273.0	$37.3	$92.5	$16.1	$266.9	$33.7	$83.5	$14.5
Derivative Liabilities	205.8	—	205.8	—	19.6	19.6	—	—
Regulatory Deferrals - Liabilities	716.7	212.7	402.5	48.3	508.7	128.0	316.7	19.6
Allowance for Uncollectible Accounts	151.9	70.2	30.7	6.2	145.3	75.4	26.5	3.8
Tax Effect - Tax Regulatory Liabilities	696.0	310.7	201.1	90.5	720.8	317.6	214.3	93.2
Net Operating Loss Carryforwards	314.0	—	—	—	198.2	—	—	1.5
Purchase Accounting Adjustment	48.2	—	—	—	52.1	—	—	—
Equity Method Wind Investments	760.3	—	—	—	1,098.6	—	—	—
Other	229.6	133.3	30.9	19.7	267.1	134.7	31.5	24.1
Total Deferred Tax Assets	3,395.5	764.2	963.5	180.8	3,277.3	709.0	672.5	156.7
Less: Valuation Allowance (1)	293.4	104.2	—	—	558.2	104.1	—	—
Net Deferred Tax Assets	$3,102.1	$660.0	$963.5	$180.8	$2,719.1	$604.9	$672.5	$156.7
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$5,880.4	$1,925.0	$1,963.2	$673.3	$5,493.3	$1,820.3	$1,845.2	$618.4
Property Tax Accruals	118.3	56.8	47.5	7.0	107.4	49.8	44.5	6.5
Regulatory Amounts:
Regulatory Deferrals - Assets	1,837.0	405.1	725.3	263.4	1,709.1	522.9	519.9	277.8
Tax Effect - Tax Regulatory Assets	308.5	199.6	9.6	10.3	294.5	194.7	10.0	9.4
Goodwill-related Regulatory Asset - 1999 Merger	62.9	—	54.0	—	67.5	—	58.0	—
Employee Benefits	404.1	60.5	194.7	31.0	353.0	51.0	175.4	23.5
Derivative Assets	24.9	—	24.9	—	3.8	3.8	—	—
Other	113.2	18.9	31.6	2.1	101.7	15.2	24.9	2.7
Total Deferred Tax Liabilities	$8,749.3	$2,665.9	$3,050.8	$987.1	$8,130.3	$2,657.7	$2,677.9	$938.3

(1)    As of December 31, 2025 and 2024, the Eversource Valuation Allowance of $293.4 million and $558.2 million, includes $162.4 million and $427.0 million, respectively, related to Eversource’s share of offshore wind investments.

Income Taxes Paid: The following tables present income taxes paid, net of refunds received, disaggregated by jurisdiction. The jurisdictions presented include federal, state, and any individual jurisdictions where the amount of income taxes paid equals or exceeds five percent of the total income taxes paid during the reporting period.

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2025	2024	2023
Cash Paid/(Received) for Income Taxes, Net of Refunds:
Federal Income Taxes	$(48.8)
State Income Taxes:
Connecticut	6.2
Massachusetts	(8.7)
Other	2.9
State Income Taxes	0.4
Total Cash Paid/(Received) for Income Taxes, Net of Refunds	$(48.4)
Total Cash Paid/(Received) for Income Taxes (Prior to ASU 2023-09)		$(69.6)	$39.2

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid for Income Taxes, Net of Refunds:
Federal Income Taxes	$113.1	$124.5	$60.0
State Income Taxes:
Connecticut	22.4	—	—
Massachusetts	(a)	40.3	(a)
New Hampshire	—	—	22.9
Other	0.2	—	0.1
State Income Taxes	22.6	40.3	23.0
Total Cash Paid for Income Taxes, Net of Refunds	$135.7	$164.8	$83.0
Total Cash Paid/(Received) for Income Taxes (Prior to ASU 2023-09)				$(47.4)	$118.7	$(36.0)	$(44.1)	$31.3	$(59.9)

(a) Did not meet the five percent threshold required for separate disclosure.

Carryforwards:  The following table provides the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31,
	2025					2024
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$1,079.4	$—	$—	$—	—	$877.7	$—	$—	$7.1	—
Federal Tax Credit	397.4	0.3	—	—	2044	404.1	—	—	—	2044
Federal Charitable Contribution	1.1	—	—	—	2029	—	—	—	—	—
Federal Capital Loss	1,044.6	—	—	—	2025 - 2029	2,700.0	—	—	—	2024 - 2029
State Net Operating Loss	1,447.8	—	—	—	2040 - 2044	214.1	—	—	—	2024 - 2044
State Tax Credit	236.7	153.9	—	—	2025 - 2030	238.3	157.7	—	—	2024 - 2029
State Capital Loss	1,044.6	—	—	—	2025 - 2029	2,700.0	—	—	—	2024 - 2029
State Charitable Contribution	13.2	—	—	—	2026 - 2029	15.2	—	—	—	2024 - 2028

In 2025, the Company decreased its valuation allowance reserve for state credits by $0.2 million (increased by $0.1 million for CL&P), net of tax, and in 2024, the Company increased its valuation allowance reserve for state credits by $27.3 million ($23.5 million for CL&P), net of tax.

For 2025 and 2024, state credit and federal and state capital loss carryforwards have been partially reserved by a valuation allowance of $293.4 million and $558.2 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2023	$67.1	$25.5
Gross Increases - Current Year	23.4	4.0
Gross Increases - Prior Year	0.1	0.1
Gross Decreases - Prior Year	(0.1)	—
Lapse of Statute of Limitations	(9.2)	(3.8)
Balance as of December 31, 2023	81.3	25.8
Gross Increases - Current Year	14.2	2.9
Gross Increases - Prior Year	11.0	—
Gross Decreases - Prior Year	(0.2)	(0.2)
Lapse of Statute of Limitations	(12.6)	(6.6)
Balance as of December 31, 2024	93.7	21.9
Gross Increases - Current Year	11.9	3.2
Gross Increases - Prior Year	5.9	1.1
Lapse of Statute of Limitations	(13.3)	(4.6)
Balance as of December 31, 2025	$98.2	$21.6

Interest and Penalties:  Interest on uncertain tax positions is recorded and generally classified as a component of Other Interest Expense on the statements of income.  However, when resolution of uncertainties results in the Company receiving interest income, any related interest benefit is recorded in Other Income, Net on the statements of income.  No penalties have been recorded. The amount of interest expense recognized on uncertain tax positions was $2.4 million, $1.3 million and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest payable was $4.1 million and $1.7 million as of December 31, 2025 and 2024, respectively.

Tax Positions:  During 2025 and 2024, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2025:

Description	Tax Years
Federal	2022 - 2025(1)
Connecticut	2022 - 2025
Massachusetts	2022 - 2025
New Hampshire	2022 - 2025

(1) The Company’s Corporate Income Tax Returns for 2022 through 2024 were reviewed and closed as part of the annual IRS CAP program, with the exception for partnership investments of the Company. The Company was informed of an IRS audit of one of the partnership returns for the tax year 2022 and the IRS reserves the right to audit any years thereafter. The Company recorded in the above Unrecognized Tax Benefits a reserve associated with this Partnership audit. These years remain open in relation to those audits.

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

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2024	$128.2	$13.8	$5.4	$7.6
Additions	11.0	0.8	1.9	0.2
Payments/Reductions	(11.2)	(1.2)	(0.7)	(1.5)
Balance as of December 31, 2024	128.0	13.4	6.6	6.3
Additions	40.5	3.6	1.8	3.3
Payments/Reductions	(14.2)	(2.1)	(1.4)	(0.4)
Balance as of December 31, 2025	$154.3	$14.9	$7.0	$9.2

The number of environmental sites for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	Eversource	CL&P	NSTAR Electric	PSNH
2025	66	15	14	8
2024	65	15	14	8

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $140.9 million and $115.9 million as of December 31, 2025 and 2024, respectively, and related primarily to the natural gas business segment.

As of December 31, 2025, for 13 environmental sites (7 for CL&P) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2025, $33.6 million (including $7.0 million for CL&P) had been accrued as a liability for these sites.

As of December 31, 2025, for 9 environmental sites (2 for CL&P and 1 for NSTAR Electric) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs. As of December 31, 2025, $30.9 million (including $0.7 million for CL&P) has been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $29.6 million may be incurred in executing current remediation plans for these sites.

As of December 31, 2025, for the remaining 44 environmental sites (including 6 for CL&P, 13 for NSTAR Electric and 8 for PSNH) that are included in the Company's reserve for environmental costs, the $89.8 million accrual (including $7.2 million for CL&P, $7.0 million for NSTAR Electric and $9.2 million for PSNH) represents management's best estimate of the probable liability and no additional loss is estimable at this time.
PSNH, NSTAR Gas, EGMA and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income. CL&P is allowed to defer certain environmental costs for future recovery.  NSTAR Electric does not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant executed, non-cancelable, long-term contractual arrangements in effect as of December 31, 2025 are as follows:

Eversource
(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
Renewable Energy Purchase Contracts	$1,113.9	$1,235.1	$1,246.2	$1,115.5	$784.1	$11,643.4	$17,138.2
Natural Gas Procurement	523.3	487.9	359.4	320.1	273.6	781.9	2,746.2
NECEC Transmission Service Agreement	94.6	96.5	98.4	100.4	102.4	1,806.4	2,298.7
Capacity and Purchased Power	2.9	2.7	2.7	2.3	1.8	0.5	12.9
Peaker CfDs	30.2	25.9	25.8	26.2	18.9	55.1	182.1
Transmission Support Commitments	20.1	21.6	22.6	24.1	24.1	24.1	136.6
Total	$1,785.0	$1,869.7	$1,755.1	$1,588.6	$1,204.9	$14,311.4	$22,514.7

CL&P
(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
Renewable Energy Purchase Contracts	$681.8	$774.6	$780.4	$640.0	$300.4	$3,603.2	$6,780.4
Capacity	0.1	—	—	—	—	—	0.1
Peaker CfDs	30.2	25.9	25.8	26.2	18.9	55.1	182.1
Transmission Support Commitments	7.9	8.5	8.9	9.5	9.5	9.5	53.8
Total	$720.0	$809.0	$815.1	$675.7	$328.8	$3,667.8	$7,016.4

NSTAR Electric
(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
Renewable Energy Purchase Contracts	$432.1	$460.5	$465.8	$475.5	$483.7	$8,040.2	$10,357.8
NECEC Transmission Service Agreement	94.6	96.5	98.4	100.4	102.4	1,806.4	2,298.7
Purchased Power	2.8	2.7	2.7	2.3	1.8	0.5	12.8
Transmission Support Commitments	7.9	8.5	8.9	9.5	9.5	9.5	53.8
Total	$537.4	$568.2	$575.8	$587.7	$597.4	$9,856.6	$12,723.1

PSNH
(Millions of Dollars)	2026	2027	2028	2029	2030	Thereafter	Total
Transmission Support Commitments	$4.3	$4.6	$4.8	$5.1	$5.1	$5.1	$29.0

The contractual obligations table above does not include CL&P's, NSTAR Electric's or PSNH's standard/basic service contracts for the purchase of energy supply, the amounts of which vary with customers' energy needs.

Renewable Energy Purchase Contracts:  Renewable energy purchase contracts include non-cancellable commitments under contracts of CL&P and NSTAR Electric for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2046 for CL&P and NSTAR Electric. There are no long-term renewable energy purchase contracts at PSNH.

In accordance with Massachusetts clean energy legislation and under the Massachusetts Clean Energy 83D procurement, in June 2018, NSTAR Electric entered into a 20-year power purchase agreement for the purchase of renewable hydroelectric energy and renewable energy attributes from Hydro-Québec. The agreement requires NSTAR Electric to purchase 579 MW of energy per hour through January 2046. On December 31, 2025, NSTAR Electric received notice of commercial operation of the transmission line needed to deliver this energy. Costs under this contract began in January 2026 following commercial operation and range between $260 million and $420 million per year under the 20-year contract, totaling approximately $6.7 billion over the total contract term. The power purchase agreement is supported by New England Clean Energy Connect (NECEC), a 1,200 MW transmission line developed to deliver the hydroelectric power from Hydro‑Québec into the New England grid. As required by law, NSTAR Electric cannot use this power to satisfy its customers’ supply obligations. NSTAR Electric will sell the energy purchased under this contract into the market and will use the proceeds from these energy sales to offset the contract costs.  The net supply costs under this contract will be recovered from or credited to customers in future rates and do not have an impact on the net income of NSTAR Electric. This contract meets the definition of a derivative and the fair value of the contract is recorded on NSTAR Electric’s balance sheet as a derivative with an offset to regulatory assets and/or liabilities. For further information, see Note 4, "Derivative Instruments," to the financial statements.

Renewable energy purchase contracts include long-term commitments of NSTAR Electric pertaining to the Vineyard Wind LLC contract awarded under the Massachusetts Clean Energy 83C procurement solicitation. NSTAR Electric, along with other Massachusetts distribution companies, entered into 20-year contracts to purchase electricity generated by this 800 megawatt offshore wind project. Construction on the Vineyard Wind project commenced in 2022. Estimated energy costs under this contract are expected to begin when the facilities are in service in 2026 and range between $100 million and $200 million per year under NSTAR Electric’s 20-year contract, totaling approximately $3.2 billion.

As required by 2018 regulation, CL&P and UI each entered into PURA-approved ten-year contracts in 2019 to purchase a combined total of approximately 9 million MWh annually from the Millstone Nuclear Power Station generation facility, which represents a combined amount of approximately 50 percent of the facility's output (approximately 40 percent by CL&P). Also as required by 2018 regulation, CL&P and UI each entered into PURA-approved eight-year contracts in 2019 to purchase a combined amount of approximately 18 percent of the Seabrook Nuclear Power Plant’s output (approximately 15 percent by CL&P) beginning January 1, 2022. The total estimated remaining future cost of the Millstone Nuclear Power Station and Seabrook Nuclear Power Plant energy purchase contracts are $1.6 billion and are reflected in the table above. As required by law, CL&P cannot use this power to satisfy its customers’ supply obligations. CL&P sells the energy purchased under these contracts into the market and uses the proceeds from these energy sales to offset the contract costs.  As the net costs under these contracts are recovered from customers in future rates, the contracts do not have an impact on the net income of CL&P. These contracts do not meet the definition of a derivative, and accordingly, the costs of these contracts are being accounted for as incurred.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and the DPU, respectively, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

NECEC Transmission Service Agreement: In June 2018, in connection with the Hydro-Québec power purchase agreement, NSTAR Electric entered into a 20-year transmission service agreement (TSA) with NECEC Transmission LLC, the developer and owner of the NECEC transmission line. Under the TSA, NSTAR Electric is obligated to purchase its proportionate share of transmission service at regulated rates, as approved by the DPU and FERC. Costs under the TSA began in January 2026 and range between $95 million and $140 million per year, totaling approximately $2.3 billion over the total contract term. NSTAR Electric’s obligation under this contract are recovered from customers in rates.

Natural Gas Procurement:  Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies, which extend through 2045.

Capacity and Purchased Power:  These contracts include a capacity CfD with a generation facility at CL&P through 2026, and a purchase obligation for electricity which extends through 2031 for NSTAR Electric. CL&P's portion of the costs and benefits under these capacity contracts are recovered from, or refunded to, CL&P's customers.

Peaker CfDs:  CL&P, along with UI, has three peaker CfDs for a total of approximately 500 MW of peaking capacity through 2042. CL&P has a sharing agreement with UI, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, day-ahead ancillary services and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs are recovered from, or refunded to, CL&P's customers.

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

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Renewable Energy Purchase Contracts	$631.3	$591.4	$581.4
Natural Gas Procurement	888.0	695.0	695.8
Capacity and Purchased Power	67.2	70.5	69.0
Peaker CfDs	19.6	23.1	20.1
Transmission Support Commitments	17.4	16.7	14.2

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Renewable Energy Purchase Contracts	$567.4	$63.9	$—	$529.0	$62.4	$—	$474.1	$60.0	$47.3
Capacity and Purchased Power	64.4	2.8	—	67.6	2.9	—	65.5	2.9	0.6
Peaker CfDs	19.6	—	—	23.1	—	—	20.1	—	—
Transmission Support Commitments	6.9	6.8	3.7	6.6	6.6	3.5	5.6	5.6	3.0

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

DOE Phase V Damages - On March 25, 2021, each of the Yankee Companies filed a fifth set of lawsuits against the DOE in the Court of Federal Claims resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2017 to 2020. The Yankee Companies filed claims seeking monetary damages totaling $120.4 million for CYAPC, YAEC and MYAPC. Pursuant to a June 2, 2022 court order, the Yankee Companies were subsequently permitted to include monetary damages relating to the year 2021 in the DOE Phase V complaint. The Yankee Companies submitted a supplemental filing to include these costs of $33.1 million on June 8, 2022. In September 2024, the parties reached an agreement in principle to settle the Phase V complaint totaling $145 million for CYAPC, YAEC, and MYAPC. The settlement was approved on November 19, 2024 and the Department of Justice filed a Notice of Appeal on January 17, 2025 on an issue outside the scope of the settlement. Oral arguments are expected to be scheduled in 2026.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees. Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.3 million and $1.2 million as of December 31, 2025 and 2024, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of December 31, 2025
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$127.0
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	176.7
Eversource TEI LLC	South Fork Wind Tax Equity (3)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (4)	7.1
Various Eversource subsidiaries	Surety bonds (5)	34.1

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

(2)    Eversource parent issued guarantees on behalf of its wholly-owned subsidiary Eversource Investment LLC (EI), which held Eversource's previous investments in offshore wind-related equity method investments until sale, and on behalf of its previously 50 percent-owned affiliate, South Fork Class B Member, LLC, whereby Eversource parent will guarantee each entity’s performance of certain funding obligations of the South Fork and Revolution Wind projects. Eversource parent also guaranteed certain indemnification obligations of EI associated with third-party credit support for EI’s investment in NEO. On September 30, 2024, Eversource parent issued a guaranty on behalf of its wholly-owned subsidiary, Eversource Investment Service Company LLC, whereby Eversource parent will guarantee Eversource Investment Service Company LLC’s performance of certain indemnification obligations during the onshore construction phase of the Revolution Wind project, in an amount not to exceed $100.0 million. These guarantees will not exceed $1.62 billion and expire upon the full performance of the guaranteed obligations.

(3)    Eversource parent issued a guarantee on behalf of its wholly-owned subsidiary, Eversource TEI LLC, whereby Eversource parent will guarantee Eversource TEI LLC’s performance of certain obligations, in an amount not to exceed $50.0 million, in connection with any remaining obligations under the LLC agreement. Eversource parent’s obligations expire upon the full performance of the guaranteed obligations.

(4)    Eversource parent issued a guarantee on behalf of its previously 50 percent-owned affiliate, South Fork Wind, LLC, whereby Eversource parent will guarantee South Fork Wind, LLC's performance of certain obligations, in an amount not to exceed $7.1 million, under a Power Purchase Agreement between the Long Island Power Authority and South Fork Wind, LLC (the Agreement). The guarantee expires upon the later of (i) the end of the Agreement term, January 2044, with the option to extend to January 2049 and (ii) full performance of the guaranteed obligations.

(5)    Surety bonds expire in 2026. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI's obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of December 31, 2025, there are no letters of credit issued under this guarantee. The guarantee will remain in effect until full performance of the guaranteed obligations.

On September 30, 2024, Eversource entered into an agreement with GIP and Ørsted to contingently provide future credit support up to a maximum of $850 million in guarantees, if required, to support third-party tax equity financing for Revolution Wind.

In January 2026, Eversource parent issued a guaranty on behalf of EI totaling $900 million to GIP in order to support certain tax positions related to the Revolution Wind project through June 30, 2035.

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

Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of both December 31, 2025 and 2024. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of both December 31, 2025 and 2024.

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

The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, the preliminary just and reasonable base ROE for the NETOs, which FERC concludes are of average financial risk, is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent. If the results of the illustrative calculations were included in a final FERC order for each of the complaint periods, then a 10.41 percent base ROE and a 13.08 percent incentive cap would not have a significant impact on our financial statements for all of the complaint periods. These preliminary calculations are not binding and do not represent what we believe to be the most likely outcome of a final FERC order.

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

569, treat an underlying unlawful complaint as if it were legitimate, and order eight years of interest as part of the directed refunds. On August 21, 2025, the NETOs submitted a brief in support of the MISO transmission owners with the Court. Final briefs in the Court proceeding were submitted on January 26, 2026 and oral argument is scheduled for March 17, 2026.

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

G.    Offshore Wind Sale and Contingent Liability
On July 9, 2024, Eversource completed the sale of its 50 percent ownership share of Sunrise Wind to Ørsted for adjusted proceeds of $152 million. Ørsted paid Eversource $118 million at the closing of the sale transaction and remaining proceeds of $34 million will be paid after onshore construction is completed and certain other construction milestones are achieved. With completion of the sale, Eversource does not have any ongoing financial obligations associated with Sunrise Wind.

On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. As part of the sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments that will impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. For Revolution Wind, purchase price adjustment payments are expected to be completed in late 2026. South Fork Wind has achieved commercial operation, and Eversource made a purchase price adjustment payment related to this project in June 2025. In January 2026, disputes with respect to this purchase price adjustment and all matters relating to South Fork Wind have now been resolved with no material impacts.

Upon the completion of the sales in 2024, Eversource recorded a contingent liability of $365.0 million, reflecting its estimate of the future obligations under the terms of the sale to GIP. The total sales proceeds were compared to the carrying value of the investments, including the estimate of liability for post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sales of its offshore wind investments of $524 million, which included a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses, in 2024.

In the third quarter of 2025, Eversource received an updated report from GIP on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on those developments, Eversource recognized a pre-tax charge of $284.0 million in the third quarter of 2025 as a result of the aggregate impact of these items to increase the liability for purchase price adjustments associated with the offshore wind projects.

Payments made in 2025 reduced the contingent liability and are reflected within investing activities on the statement of cash flows. These payments included cost overruns for the Revolution Wind project paid to GIP, insurance payments, and the purchase price adjustment payment related to the South Fork Wind project paid to GIP.

Eversource continually evaluates the contingent liability and will reassess the balance as new information becomes available. Based on most recent updates from GIP on the construction status of Revolution Wind, factoring in estimated costs incurred as a result of a second stop-work order for Revolution Wind received on December 22, 2025 and removed on January 12, 2026, revised insurance costs, and other information currently available, Eversource believes that the contingent liability balance as of December 31, 2025 is a reasonable estimate to cover this contingent liability for purchase price adjustments. As of December 31, 2025, the contingent liability totaled $448.2 million and is recorded as a current liability on Eversource’s balance sheet, based upon the timing of expected payments to GIP. The contingent liability totaled $365.0 million as of December 31, 2024.

Eversource relies on information that it receives from the project owners for the construction-related, delay-related, and insurance-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP while construction of Revolution Wind is completed.

New information or future developments that arise as the construction of Revolution Wind progresses will necessitate a reassessment of the estimated liability to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted.

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

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the timing and extent of construction delays, which would impact the economics associated with the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a value lower than assumed and included in the purchase price. The purchase price of Revolution Wind included the sales value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credit adders could result in a significant loss in a future period.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

2023 Impairment of Offshore Wind Investments: In 2023, Eversource recorded pre-tax other-than-temporary impairment charges of $2.17 billion ($1.95 billion after-tax) in connection with the process to divest its offshore wind investments.

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

The components of lease cost, prior to amounts capitalized, are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Finance Lease Cost:
Amortization of Right-of-use-Assets	$9.5	$6.4	$4.8
Interest on Lease Liabilities	2.9	2.7	2.0
Total Finance Lease Cost	12.4	9.1	6.8
Operating Lease Cost	13.0	15.2	11.4
Variable Lease Cost	18.6	18.3	69.2
Total Lease Cost	$44.0	$42.6	87.4

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Finance Lease Cost:
Amortization of Right-of-use-Assets	$2.0	$0.2	$0.1	$1.7	$0.2	$—	$—	$0.2	$—
Interest on Lease Liabilities	0.9	0.6	—	0.8	0.6	—	—	0.6	—
Total Finance Lease Cost	2.9	0.8	0.1	2.5	0.8	—	—	0.8	—
Operating Lease Cost	2.8	5.1	1.9	2.6	5.3	1.8	0.7	3.0	0.4
Variable Lease Cost	18.6	—	—	18.9	—	(0.6)	21.9	—	47.3
Total Lease Cost	$24.3	$5.9	$2.0	$24.0	$6.1	$1.2	$22.6	$3.8	$47.7

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

Supplemental balance sheet information related to leases is as follows:

		As of December 31, 2025				As of December 31, 2024
(Millions of Dollars)	Balance Sheet Classification	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Operating Leases:
Right-of-use-Assets, Net	Other Long-Term Assets	$47.4	$6.1	$27.2	$1.5	$56.1	$7.7	$29.4	$3.3
Operating Lease Liabilities
Current Portion	Other Current Liabilities	$10.0	$2.3	$3.9	$1.5	$10.4	$2.2	$3.7	$1.7
Long-Term	Other Long-Term Liabilities	37.4	3.8	23.3	—	45.7	5.5	25.7	1.6
Total Operating Lease Liabilities		$47.4	$6.1	$27.2	$1.5	$56.1	$7.7	$29.4	$3.3
Finance Leases:
Right-of-use-Assets, Net	Property, Plant and Equipment, Net	$76.6	$14.6	$2.6	$0.6	$61.9	$16.6	$2.8	$—
Finance Lease Liabilities
Current Portion	Other Current Liabilities	$24.5	$1.6	$—	$0.1	$5.6	$1.5	$—	$—
Long-Term	Other Long-Term Liabilities	57.2	14.0	4.9	0.4	62.1	15.6	4.9	—
Total Finance Lease Liabilities		$81.7	$15.6	$4.9	$0.5	$67.7	$17.1	$4.9	$—

The finance lease payments that NSTAR Electric will make over the next twelve months are entirely interest-related, due to escalating payments. As such, none of the finance lease payments over the next twelve months will reduce the finance lease liability.

As of December 31, 2024, the operating lease balances attributable to the Aquarion water distribution business were classified as Assets Held for Sale on the Eversource balance sheet. As of December 31, 2025, these assets were reclassified as Other Long-Term Assets on the Eversource balance sheet. For further information, see Note 24, “Assets Held for Sale.”

Other information related to leases is as follows:

	As of December 31,
	2025				2024
	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Weighted-Average Remaining Lease Term (Years):
Operating Leases	9	3	12	2	9	4	12	2
Finance Leases	9	7	16	4	12	8	17	—
Weighted-Average Discount Rate (Percentage):
Operating Leases	4.1%	5.3%	4.2%	5.1%	4.1%	5.2%	4.2%	5.2%
Finance Leases	3.5%	5.3%	2.9%	4.6%	3.3%	5.3%	2.9%	—%

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$12.8	$2.8	$5.0	$1.9
Operating Cash Flows from Finance Leases	2.8	0.9	0.7	—
Financing Cash Flows from Finance Leases	5.7	1.5	—	0.2
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	1.4	0.8	0.1	0.1
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	19.7	—	—	0.7

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$14.5	$2.5	$4.9	$1.8
Operating Cash Flows from Finance Leases	2.6	0.7	0.7	—
Financing Cash Flows from Finance Leases	5.2	1.2	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	15.3	7.8	5.7	0.3
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	0.3	—	—	—

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
For the Year Ended December 31, 2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$10.5	$0.7	$2.5	$0.4
Operating Cash Flows from Finance Leases	2.0	—	0.6	—
Financing Cash Flows from Finance Leases	3.9	—	—	—
Supplemental Non-Cash Information on Lease Liabilities:
Right-of-use-Assets Obtained in Exchange for New Operating Lease Liabilities	12.8	0.6	7.0	5.0
Right-of-use-Assets Obtained in Exchange for New Finance Lease Liabilities	18.5	18.3	—	—

As of December 31, 2025, there are no lease agreements for Eversource, CL&P, NSTAR Electric or PSNH which have been executed but have yet to commence and have not been recorded as right-of-use assets.

Future minimum lease payments, excluding variable costs, under long-term leases, as of December 31, 2025 are as follows:

	Operating Leases				Finance Leases
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Year Ending December 31,
2026	$11.5	$2.6	$5.0	$1.5	$27.9	$2.4	$0.7	0.2
2027	7.1	2.0	2.8	0.1	8.2	2.5	0.7	0.2
2028	6.8	1.9	2.8	—	7.5	2.6	0.7	0.2
2029	4.7	0.1	2.5	—	7.3	2.6	0.7	—
2030	4.3	—	2.5	—	7.3	2.6	0.7	—
Thereafter	22.0	0.1	19.6	0.1	43.1	6.2	9.6	—
Future lease payments	56.4	6.7	35.2	1.7	101.3	18.9	13.1	0.6
Less amount representing interest	9.0	0.6	8.0	0.2	19.6	3.3	8.2	0.1
Present value of future minimum lease payments	$47.4	$6.1	$27.2	$1.5	$81.7	$15.6	$4.9	$0.5

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$126.1	$116.2	$92.9	$43.0	$33.2	$—	$—
Long-Term Debt	28,265.4	27,055.5	5,110.1	4,844.7	5,945.6	5,752.6	2,031.3	1,874.8
Rate Reduction Bonds	324.1	320.2	—	—	—	—	324.1	320.2

As of December 31, 2024:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.8	$116.2	$90.3	$43.0	$33.5	$—	$—
Long-Term Debt	26,704.8	24,791.4	5,111.1	4,705.8	5,094.9	4,759.4	1,732.1	1,529.7
Rate Reduction Bonds	367.3	352.1	—	—	—	—	367.3	352.1

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

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of January 1st	$(0.4)	$(26.1)	$(26.5)	$(0.4)	$(33.3)	$(33.7)

OCI Before Reclassifications	—	0.5	0.5	—	(2.5)	(2.5)
Amounts Reclassified from AOCI	—	5.5	5.5	—	9.7	9.7
Net OCI	—	6.0	6.0	—	7.2	7.2
Balance as of December 31st	$(0.4)	$(20.1)	$(20.5)	$(0.4)	$(26.1)	$(26.5)

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. The related tax effects of the defined benefit plan OCI amounts before reclassifications recognized in AOCI was a net deferred tax liability of $0.1 million in 2025 and were net deferred tax assets of $0.4 million and $4.9 million in 2024 and 2023, respectively.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2025	2024	2023
Unrealized Loss on Marketable Securities	—	—	(1.6)	Other Income, Net
Tax Effect	—	—	0.4	Income Tax Expense
Unrealized Loss on Marketable Securities, Net of Tax	—	—	(1.2)

Defined Benefit Plan Costs:
Amortization of Actuarial Losses	(4.2)	(6.8)	(7.0)	Other Income, Net (1)
Amortization of Prior Service Cost	—	(0.3)	(0.3)	Other Income, Net (1)
Settlement Losses	(3.3)	(4.3)	(12.4)	Other Income, Net (1)
Total Defined Benefit Plan Costs	(7.5)	(11.4)	(19.7)
Tax Effect	2.0	1.7	6.4	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	(5.5)	(9.7)	(13.3)
Total Amounts Reclassified from AOCI, Net of Tax	$(5.5)	$(9.7)	$(14.5)

(1)    These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 1L, "Summary of Significant Accounting Policies – Other Income, Net" and Note 11A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pension," for further information.

17.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total indebtedness to total capitalization ratio requirement in its revolving credit agreements. Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, NSTAR Gas, Yankee Gas, EGMA and Aquarion Water Company of Connecticut, and to the NSTAR Electric revolving credit agreement, Eversource is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 70 percent at the end of each fiscal quarter and each other company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2025, all companies were in compliance with such covenant and in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2025.

The Retained Earnings balances subject to dividend restrictions were $4.50 billion for Eversource, $2.93 billion for CL&P, $3.32 billion for NSTAR Electric and $903.0 million for PSNH as of December 31, 2025.

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

18.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2025 and 2024	Issued as of December 31,
			2025	2024
Eversource	$5	410,000,000	382,854,501	375,724,367
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares were offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

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

Treasury Shares: As of December 31, 2025 and 2024, there were 7,437,621 and 9,116,315 Eversource common shares held as treasury shares, respectively.  As of December 31, 2025 and 2024, there were 375,416,880 and 366,608,052 Eversource common shares outstanding, respectively.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2025	2024	2025	2024
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	116.2	116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	18.0	18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	43.0	43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Total Eversource - Noncontrolling Interest - Preferred Stock of Subsidiaries					$155.6	$155.6

20.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2025, 2024 and 2023.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2025 and 2024.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2025, 2024 and 2023, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

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

For the years ended December 31, 2025, 2024 and 2023, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2025	2024	2023
Net Income/(Loss) Attributable to Common Shareholders	$1,692.4	$811.7	$(442.2)
Weighted Average Common Shares Outstanding:
Basic	370,852,601	357,482,965	349,580,638
Dilutive Effect	406,663	296,443	259,843
Diluted	371,259,264	357,779,408	349,840,481
Basic Earnings/(Loss) Per Common Share	$4.56	$2.27	$(1.27)
Diluted Earnings/(Loss) Per Common Share	$4.56	$2.27	$(1.26)

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

The following tables present operating revenues disaggregated by revenue source:

	For the Year Ended December 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$5,215.5	$1,474.9	$—	$167.8	$—	$—	$6,858.2
Commercial	3,273.4	716.3	—	71.1	—	(8.9)	4,051.9
Industrial	421.6	210.0	—	4.8	—	(26.1)	610.3
Total Retail Tariff Sales Revenues	8,910.5	2,401.2	—	243.7	—	(35.0)	11,520.4
Wholesale Transmission Revenues	—	—	2,452.1	—	—	(1,786.8)	665.3
Wholesale Market Sales Revenues	1,004.7	184.0	—	4.4	—	—	1,193.1
Other Revenues from Contracts with Customers	88.3	5.8	14.4	2.6	1,732.7	(1,729.5)	114.3
Total Revenues from Contracts with Customers	10,003.5	2,591.0	2,466.5	250.7	1,732.7	(3,551.3)	13,493.1
Alternative Revenue Programs	17.2	40.8	(183.7)	(15.0)	—	171.2	30.5
Other Revenues	18.9	3.0	0.5	1.2	—	—	23.6
Total Operating Revenues	$10,039.6	$2,634.8	$2,283.3	$236.9	$1,732.7	$(3,380.1)	$13,547.2

	For the Year Ended December 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,904.8	$1,129.1	$—	$150.4	$—	$—	$6,184.3
Commercial	2,973.3	588.0	—	70.3	—	(7.7)	3,623.9
Industrial	389.0	172.5	—	4.7	—	(22.4)	543.8
Total Retail Tariff Sales Revenues	8,267.1	1,889.6	—	225.4	—	(30.1)	10,352.0
Wholesale Transmission Revenues	—	—	2,032.4	—	—	(1,529.3)	503.1
Wholesale Market Sales Revenues	658.9	161.9	—	4.2	—	—	825.0
Other Revenues from Contracts with Customers	92.2	5.1	13.9	3.8	1,701.3	(1,694.6)	121.7
Total Revenues from Contracts with Customers	9,018.2	2,056.6	2,046.3	233.4	1,701.3	(3,254.0)	11,801.8
Alternative Revenue Programs	28.7	44.5	74.2	(5.3)	—	(67.2)	74.9
Other Revenues	19.6	2.8	0.5	1.2	—	—	24.1
Total Operating Revenues	$9,066.5	$2,103.9	$2,121.0	$229.3	$1,701.3	$(3,321.2)	$11,900.8

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$5,054.2	$1,145.4	$—	$144.7	$—	$—	$6,344.3
Commercial	2,893.2	637.7	—	69.8	—	(4.8)	3,595.9
Industrial	352.4	186.8	—	4.5	—	(19.7)	524.0
Total Retail Tariff Sales Revenues	8,299.8	1,969.9	—	219.0	—	(24.5)	10,464.2
Wholesale Transmission Revenues	—	—	1,777.5	—	—	(1,310.5)	467.0
Wholesale Market Sales Revenues	625.0	206.7	—	3.9	—	—	835.6
Other Revenues from Contracts with Customers	82.6	5.6	18.9	8.1	1,636.6	(1,628.0)	123.8
Total Revenues from Contracts with Customers	9,007.4	2,182.2	1,796.4	231.0	1,636.6	(2,963.0)	11,890.6
Alternative Revenue Programs	(54.3)	35.5	118.9	0.4	—	(106.5)	(6.0)
Other Revenues	20.4	4.0	0.6	1.1	—	—	26.1
Total Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7

	For the Years Ended December 31,
	2025			2024			2023
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,716.1	$1,802.6	$696.8	$2,493.7	$1,771.8	$639.3	$2,597.8	$1,691.0	$765.4
Commercial	1,263.9	1,650.0	361.7	1,164.8	1,466.7	343.6	1,082.1	1,442.3	369.6
Industrial	175.4	143.3	102.9	164.2	118.1	106.7	137.2	123.2	92.0
Total Retail Tariff Sales Revenues	4,155.4	3,595.9	1,161.4	3,822.7	3,356.6	1,089.6	3,817.1	3,256.5	1,227.0
Wholesale Transmission Revenues	1,037.8	901.1	513.2	870.8	794.1	367.5	794.7	692.0	290.8
Wholesale Market Sales Revenues	801.3	169.6	33.8	491.9	131.1	35.9	429.1	131.8	64.1
Other Revenues from Contracts with Customers	36.1	46.5	22.5	36.7	50.2	21.2	36.7	49.1	18.1
Total Revenues from Contracts with Customers	6,030.6	4,713.1	1,730.9	5,222.1	4,332.0	1,514.2	5,077.6	4,129.4	1,600.0
Alternative Revenue Programs	(79.2)	(4.9)	(82.4)	45.4	36.7	20.8	66.8	(52.0)	49.8
Other Revenues	6.8	9.7	2.9	9.0	8.5	2.6	9.6	8.4	3.0
Eliminations	(717.2)	(731.3)	(275.0)	(661.5)	(656.3)	(243.1)	(575.2)	(570.3)	(204.9)
Total Operating Revenues	$5,241.0	$3,986.6	$1,376.4	$4,615.0	$3,720.9	$1,294.5	$4,578.8	$3,515.5	$1,447.9

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

Electric customers may elect to purchase electricity from each Eversource electric utility or may contract separately with a competitive third-party supplier. Certain eligible natural gas customers may elect to purchase natural gas from each Eversource natural gas utility or may contract separately with a gas supply operator. Revenue is not recorded for the sale of the electricity or the natural gas commodity to customers who have contracted separately with these suppliers, only the delivery to a customer, as the utility is acting as an agent on behalf of the supplier.

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

Wholesale Market Sales Revenues: Wholesale market sales transactions include sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third-party marketers, and the sale of RECs to various counterparties. ISO-NE oversees the region's wholesale electricity market and administers the transactions and terms and conditions, including payment terms, which are established in the ISO-NE tariff, between the buyers and sellers in the market. Pricing is set by the wholesale market. The wholesale transactions in the ISO-NE market occur on a day-ahead basis or a real-time basis (daily) and are, therefore, short-term. Transactions are tracked and reported by ISO-NE net by the hour, which is the net hourly position of energy sales and purchases by each market participant. The performance obligation for ISO-NE energy transactions is defined to be the net by hour transaction. Revenue is recognized when the performance obligation for these energy sales transactions is satisfied, which is when the sale occurs and the energy is transferred to the customer. For sales of natural gas, transportation, and natural gas pipeline capacity to third-party marketers, revenue is recognized when the performance obligation is satisfied at the point in time the sale occurs and the natural gas or related product is transferred to the marketer. RECs are sold to various counterparties, and revenue is recognized when the performance obligation is satisfied upon transfer of title to the customer through the New England Power Pool Generation Information System. Wholesale transactions also include the sale of CL&P’s, NSTAR Electric’s and PSNH’s transmission rights associated with their proportionate equity ownership share in the transmission lines of the Hydro-Québec system in Canada.

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

Other Revenues: Other Revenues include certain fees charged to customers that are not considered revenue from contracts with customers. Other revenues also include lease revenues under lessor accounting guidance of $3.1 million ($0.5 million at CL&P and $1.8 million at NSTAR Electric), $2.5 million ($0.5 million at CL&P and $1.2 million at NSTAR Electric), and $4.6 million, ($0.7 million at CL&P and $2.5 million at NSTAR Electric) for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Receivables: Receivables, Net on the balance sheet primarily includes trade receivables from retail customers and customers related to wholesale transmission contracts, wholesale market sales, sales of RECs, and property rentals. In general, retail tariff customers and wholesale transmission customers are billed monthly, and the payment terms are generally due and payable upon receipt of the bill.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense. Eversource's segment information is as follows:

	For the Year Ended December 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$10,039.6	$2,634.8	$2,283.3	$236.9	$1,732.7	$(3,380.1)	$13,547.2
Depreciation and Amortization	(1,435.1)	(279.7)	(437.1)	(46.8)	(220.1)	14.3	(2,404.5)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(432.8)	(181.5)	(152.0)
Corporate Shared Services	(443.4)	(114.2)	(77.0)
Storm Costs	(89.2)	—	—
Employee Benefits	(266.6)	(89.3)	(58.6)
Uncollectible Expense	(167.2)	(74.3)	—
Other	(170.8)	(46.6)	(79.7)
Total Operations and Maintenance	(1,570.0)	(505.9)	(367.3)	(95.6)	(1,285.2)	1,750.2	(2,073.8)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(6,048.0)	(1,314.4)	(302.2)	(27.4)	(3.9)	1,615.6	(6,080.3)
Operating Income	986.5	534.8	1,176.7	67.1	223.5	—	2,988.6
Interest Expense	(386.3)	(119.4)	(171.6)	(30.8)	(701.2)	166.0	(1,243.3)
Loss on Offshore Wind	—	—	—	—	(284.0)	—	(284.0)
Interest Income	98.2	26.8	0.4	0.1	166.0	(166.0)	125.5
Other Income, Net	155.9	30.5	40.9	6.1	1,943.5	(1,923.5)	253.4
Income Tax (Expense)/Benefit	(182.6)	(112.2)	(266.8)	1.7	419.6	—	(140.3)
Net Income	671.7	360.5	779.6	44.2	1,767.4	(1,923.5)	1,699.9
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income Attributable to Common Shareholders	$667.1	$360.5	$776.7	$44.2	$1,767.4	$(1,923.5)	$1,692.4
Total Assets (as of)	$34,858.1	$10,865.5	$17,193.9	$2,977.6	$29,743.3	$(31,851.7)	$63,786.7
Cash Flows Used for Investments in Plant	$1,872.6	$834.6	$1,094.0	$165.3	$192.2	$—	$4,158.7

	For the Year Ended December 31, 2024
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$9,066.5	$2,103.9	$2,121.0	$229.3	$1,701.3	$(3,321.2)	$11,900.8
Depreciation and Amortization	(934.7)	(216.6)	(405.1)	(32.3)	(198.7)	11.0	(1,776.4)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(447.3)	(180.9)	(135.1)
Corporate Shared Services	(457.1)	(106.1)	(74.6)
Storm Costs	(76.8)	—	—
Employee Benefits	(202.5)	(76.9)	(52.7)
Uncollectible Expense	(182.8)	(48.4)	—
Other	(135.9)	(29.2)	(71.1)
Total Operations and Maintenance	(1,502.4)	(441.5)	(333.5)	(98.7)	(1,350.5)	1,713.7	(2,012.9)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(5,685.3)	(1,007.1)	(276.0)	(26.3)	(7.6)	1,596.5	(5,405.8)
Loss on Pending Sale of Aquarion	—	—	—	(297.0)	—	—	(297.0)
Operating Income/(Loss)	944.1	438.7	1,106.4	(225.0)	144.5	—	2,408.7
Interest Expense	(359.1)	(99.2)	(172.4)	(36.2)	(662.7)	218.3	(1,111.3)
Loss on Offshore Wind	—	—	—	—	(464.0)	—	(464.0)
Interest Income	114.6	23.2	0.3	0.1	218.3	(218.3)	138.2
Other Income, Net	134.7	22.4	50.5	7.2	1,416.9	(1,359.4)	272.3
Income Tax (Expense)/Benefit	(198.0)	(94.1)	(257.3)	0.2	124.5	—	(424.7)
Net Income/(Loss)	636.3	291.0	727.5	(253.7)	777.5	(1,359.4)	819.2
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$631.7	$291.0	$724.6	$(253.7)	$777.5	$(1,359.4)	$811.7
Total Assets (as of)	$32,031.9	$9,786.7	$16,070.9	$2,515.8	$29,041.1	$(29,851.9)	$59,594.5
Cash Flows Used for Investments in Plant	$1,807.4	$934.5	$1,343.3	$161.8	$233.5	$—	$4,480.5

	For the Year Ended December 31, 2023
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$8,973.5	$2,221.7	$1,915.9	$232.5	$1,636.6	$(3,069.5)	$11,910.7
Depreciation and Amortization	(18.2)	(214.2)	(371.2)	(56.0)	(158.8)	2.7	(815.7)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(418.2)	(172.8)	(124.7)
Corporate Shared Services	(397.2)	(103.0)	(62.5)
Storm Costs	(71.1)	—	(1.3)
Employee Benefits	(175.6)	(76.6)	(46.1)
Uncollectible Expense	(161.9)	(64.8)	—
Other	(167.9)	(27.5)	(57.4)
Total Operations and Maintenance	(1,391.9)	(444.7)	(292.0)	(93.2)	(1,325.6)	1,651.7	(1,895.7)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(6,712.7)	(1,217.9)	(258.5)	(23.9)	(4.2)	1,417.2	(6,800.0)
Operating Income	850.7	344.9	994.2	59.4	148.0	2.1	2,399.3
Interest Expense	(291.7)	(85.7)	(163.7)	(38.5)	(425.3)	149.5	(855.4)
Loss on Offshore Wind	—	—	—	—	(2,167.0)	—	(2,167.0)
Interest Income	74.5	18.2	0.4	—	150.6	(149.5)	94.2
Other Income/(Loss), Net	136.2	20.4	41.2	5.9	(261.8)	312.0	253.9
Income Tax (Expense)/Benefit	(157.1)	(73.0)	(225.8)	6.3	289.9	—	(159.7)
Net Income/(Loss)	612.6	224.8	646.3	33.1	(2,265.6)	314.1	(434.7)
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	—	(7.5)
Net Income/(Loss) Attributable to Common Shareholders	$608.0	$224.8	$643.4	$33.1	$(2,265.6)	$314.1	$(442.2)
Cash Flows Used for Investments in Plant	$1,668.1	$844.1	$1,406.3	$167.0	$251.3	$—	$4,336.8

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

24.    ASSETS HELD FOR SALE

In December 2024, Eversource obtained approval from its Board of Trustees to sell the Aquarion water distribution business. On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion to the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority. In June 2024, a Connecticut law chartered AWA and enabled it to acquire, own and operate Aquarion as a not-for-profit water authority. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which included approximately $1.6 billion for the equity and $800 million of net debt that will either be extinguished at closing or transferred to the buyer. The sale requires approval by PURA and the DPU, as well as other approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, for which the relevant waiting period has expired, as well as other customary closing conditions. Regulatory approvals in New Hampshire and Maine were received. Eversource plans to use the net proceeds from sale to pay down parent company debt.

On November 19, 2025, PURA denied the application to approve the sale, finding that the transaction did not meet managerial suitability and responsibility requirements due to concerns with governance and oversight structure over Aquarion and its consumer advocate. On December 2, 2025, the denial was appealed to the Connecticut Superior Court. On January 15, 2026, the Court issued its decision, sustaining the appeal and remanding back to PURA, finding that PURA acted illegally in denying the application as those disputed governance elements were mandated under Connecticut law. The Court upheld that operational aspects of the consumer advocate were within PURA’s statutory authority and regulatory discretion. A final decision is expected by PURA on March 25, 2026.

The assets and liabilities of the Aquarion water distribution business had previously met the criteria to be classified as held for sale as of December 31, 2024 and were classified separately as current or long-term assets and liabilities held for sale on the Eversource balance sheet. As Eversource had concluded this was the sale of a business, all goodwill held by the water distribution reporting unit was included in the carrying amount of the business and was also classified within assets held for sale at that time. Aquarion’s long-term debt was expected to be repaid by Eversource upon closing and was therefore excluded from liabilities held for sale. Assets and liabilities classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. Closing of the transaction includes the finalization of working capital and other closing adjustments as well as final closing costs, which could result in a loss recorded at the time of sale. The water distribution business did not meet the criteria to be presented as a discontinued operation.

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

Based on PURA’s November 19, 2025 denial of the sale and the uncertainty of the ultimate outcome, the Aquarion water distribution business no longer met the criteria to be classified as held for sale and its assets and liabilities were reclassified as held and used on the balance sheet as of December 31, 2025. The reclassification to held and used did not result in an adjustment to Aquarion’s carrying values.

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

For the years ended December 31, 2024 and 2023, pre-tax income associated with the held for sale water distribution business (excluding the goodwill impairment recognized in 2024) was $43.1 million and $26.8 million, respectively.

25.    GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. The following table presents Eversource’s goodwill by reportable segment:

(Millions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Water Distribution	Total
Balance as of January 1, 2024	$2,543.6	$576.8	$451.0	$960.7	$4,532.1
Sale of Water Unregulated Business and Water Acquisition, net	—	—	—	(1.2)	(1.2)
Water Goodwill Impairment	—	—	—	(297.0)	(297.0)
Water Goodwill Reclassified as Held for Sale	—	—	—	(662.5)	(662.5)
Balance as of December 31, 2024	$2,543.6	$576.8	$451.0	$—	$3,571.4
Measurement Period Adjustment	—	—	—	(0.1)	(0.1)
Water Goodwill Reclassified from Held for Sale	—	—	—	662.5	662.5
Balance as of December 31, 2025	$2,543.6	$576.8	$451.0	$662.4	$4,233.8

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

In the fourth quarter of 2024, Eversource concluded that the likely sale of Aquarion at a loss resulted in the requirement to perform an interim goodwill impairment test for Water Distribution goodwill. Eversource compared the estimated fair value of the business from the anticipated transaction to its carrying value. Assumptions used in the valuation were the future cash flows from the sale, including approximately $140 million of estimated income tax impacts as a result of the transaction. Based on the interim impairment test as of December 31, 2024, Eversource recorded a goodwill impairment of $297.0 million to write down the carrying value of the Water Distribution reporting unit to its estimated fair value. The goodwill impairment charge is presented separately within Operating Income on the Eversource statement of income for the year ended December 31, 2024. The remaining goodwill held by the Water Distribution reporting unit was reclassified to Assets Held for Sale on the Eversource balance sheet as of December 31, 2024 and became part of the water distribution disposal group.

Eversource completed its annual goodwill impairment assessment for the Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units as of October 1, 2025 and determined it was more likely than not that their fair value exceeded carrying value and no impairment existed. The annual goodwill assessment included a qualitative evaluation of multiple factors that impact the fair value of the reporting units, including general, macroeconomic and market conditions, and entity-specific assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, internal estimates and projections of future cash flows and net income, long-term strategy, the timing and outcome of rate cases, and recent regulatory and legislative proceedings.

As of October 1, 2025, the goodwill of the Water Distribution reporting unit was classified within Assets Held for Sale, and the disposal group was carried at fair value less cost to sell. Based on PURA’s November 19, 2025 denial of the Aquarion sale and the uncertainty of the ultimate outcome, the Aquarion water distribution business no longer met the criteria to be classified as held for sale. The goodwill held by the Water Distribution reporting unit of $662.5 million that was previously classified within Assets Held for Sale has been reclassified to Goodwill on the Eversource balance sheet as of December 31, 2025. In the fourth quarter of 2025, Eversource performed a goodwill impairment test for Water Distribution goodwill and determined that no impairment existed.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2025.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2025 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC. This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Eversource Energy

The information required by this Item 10 for Eversource Energy is incorporated herein by reference to certain information contained in the sections captioned “Election of Trustees,” and “Governance of Eversource Energy” plus related subsections, of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 27, 2026.

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

Item 11. Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 27, 2026, under the sections captioned “Compensation Discussion and Analysis,” plus related subsections, and “Compensation Committee Report,” plus related subsections following such Report.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 11 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Securities Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 27, 2026.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 12 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2025, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,749,624	$—	3,051,466
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,749,624	$—	3,051,466
(1)    Includes 731,181 common shares for distribution in respect of restricted share units, and 1,018,443 performance shares issuable at target, all pursuant to the terms of our Incentive Plans.

(2)    The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)    As of December 31, 2025, there were no equity compensation plans not approved by security holders.

For information regarding our Incentive Plans, see Note 11C, "Employee Benefits - Share Based Payments," to the financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 27, 2026.

CL&P, NSTAR Electric and PSNH

Certain information required by this Item 13 has been omitted for CL&P, NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Principal Independent Registered Public Accounting Firm" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 27, 2026.

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

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2025 and 2024 totaled $7,048,414 and $7,454,414, respectively. In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.

Audit and Non-Audit Fees	2025	2024
Audit Fees (1)	$5,711,000	$5,984,500
Audit Related Fees (2)	1,335,500	1,386,000
All Other Fees (3)	1,914	83,914
TOTAL	$7,048,414	$7,454,414

(1) Audit Fees consisted of fees related to the audits of financial statements of Eversource Energy and its subsidiaries in the Annual Report on Form 10-K, reviews of financial statements in the Combined Quarterly reports on Form 10-Q of Eversource Energy and its subsidiaries, consultations with management, regulatory and compliance filings, system conversion quality assurance, out of pocket expenses, and audits of internal controls over financial reporting for the years ended December 31, 2025 and 2024.

(2) Audit Related Fees were incurred for procedures performed in the ordinary course of business in support of Eversource’s ATM equity offering program, certain regulatory filings, comfort letters, consents, and other costs related to registration statements and financials for the years ended December 31, 2025 and 2024.

(3) All Other Fees for the years ended December 31, 2025 and 2024 related to an annual license for access to an accounting standards research tool. All Other Fees for the year ended December 31, 2024 also related to a system pre-implementation control review.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in

Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2025, all services described above were pre-approved by the Audit Committee or its Chair.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2025 and 2024	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2025, 2024 and 2023	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2025, 2024 and 2023	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Thousands of Dollars)

	2025	2024
ASSETS
Current Assets:
Cash	$200	$1,083
Accounts Receivable from Subsidiaries	215,193	100,320
Notes Receivable from Subsidiaries	1,592,100	2,051,400
Prepayments and Other Current Assets, Including Assets Held for Sale	57,002	96,313
Total Current Assets	1,864,495	2,249,116

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	21,413,181	20,080,215
Notes Receivable from Subsidiaries	2,296,500	2,296,500
Accumulated Deferred Income Taxes	100,941	113,718
Goodwill	3,550,070	3,231,811
Long-Term Assets Held for Sale	—	335,393
Other Long-Term Assets	26,700	24,582
Total Deferred Debits and Other Assets	27,387,392	26,082,219

Total Assets	$29,251,887	$28,331,335

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,280,000	$1,538,011
Long-Term Debt - Current Portion	1,002,439	600,000
Accounts Payable to Subsidiaries	43,698	45,326
Accrued Interest	169,516	168,748
Other Current Liabilities	97,176	57,923
Total Current Liabilities	2,592,829	2,410,008

Deferred Credits and Other Liabilities:
Long-Term Liabilities Held for Sale	—	15,028
Other Long-Term Liabilities	115,299	137,656
Total Deferred Credits and Other Liabilities	115,299	152,684

Long-Term Debt	10,346,488	10,729,256

Common Shareholders' Equity:
Common Shares	1,914,273	1,878,622
Capital Surplus, Paid in	9,937,878	9,428,905
Retained Earnings	4,504,983	3,929,141
Accumulated Other Comprehensive Loss	(20,507)	(26,472)
Treasury Stock	(139,356)	(170,809)
Common Shareholders' Equity	16,197,271	15,039,387

Total Liabilities and Capitalization	$29,251,887	$28,331,335

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the sale status of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Thousands of Dollars, Except Share Information)

	2025	2024	2023

Operating Revenues	$2,067	$4,442	$840

Operating Expenses:
Acquisition and Integration Costs Allowed for Recovery	(82,346)	—	—
Other	10,458	20	12,769
Loss on Pending Sale of Aquarion	—	297,000	—
Total Operating Expenses	(71,888)	297,020	12,769
Operating Income/(Loss)	73,955	(292,578)	(11,929)
Interest Expense	548,723	549,511	397,281
Other Income, Net:
Equity in Earnings/(Losses) of Subsidiaries	1,923,453	1,359,297	(312,040)
Other, Net	166,600	214,444	188,003
Other Income/(Loss), Net	2,090,053	1,573,741	(124,037)
Income/(Loss) Before Income Tax Benefit	1,615,285	731,652	(533,247)
Income Tax Benefit	(77,087)	(80,001)	(91,007)
Net Income/(Loss)	$1,692,372	$811,653	$(442,240)

Basic Earnings/(Loss) per Common Share	$4.56	$2.27	$(1.27)

Diluted Earnings/(Loss) per Common Share	$4.56	$2.27	$(1.26)

Weighted Average Common Shares Outstanding:
Basic	370,852,601	357,482,965	349,580,638
Diluted	371,259,264	357,779,408	349,840,481

STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Thousands of Dollars)	2025	2024	2023

Net Income/(Loss)	$1,692,372	$811,653	$(442,240)
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	20	20	20
Changes in Unrealized Gains on Marketable Securities	—	—	1,252
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	5,945	7,245	4,412
Other Comprehensive Income, Net of Tax	5,965	7,265	5,684
Comprehensive Income/(Loss)	$1,698,337	$818,918	$(436,556)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the sale status of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(Thousands of Dollars)

	2025	2024	2023
Operating Activities:
Net Income/(Loss)	$1,692,372	$811,653	$(442,240)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Flows Provided by Operating Activities:
Equity in (Earnings)/Losses of Subsidiaries	(1,923,453)	(1,359,297)	312,040
Cash Dividends Received from Subsidiaries	1,340,500	1,273,700	1,027,400
Deferred Income Taxes	12,098	(99,692)	(22,256)
Loss on Pending Sale of Aquarion	—	297,000	—
Other	88,966	57,469	(12,834)
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(32,527)	(40,129)	(6,853)
Accounts Receivable from EGMA for Acquisition and Integration Costs Allowed for Recovery	(82,346)	—	—
Taxes Receivable/Accrued, Net	86,083	22,464	(80,968)
Accounts Payable to Subsidiaries	(1,628)	7,275	4,521
Other Current Assets and Liabilities, Net	(4,322)	58,572	35,357
Net Cash Flows Provided by Operating Activities	1,175,743	1,029,015	814,167

Investing Activities:
Capital Contributions to Subsidiaries	(755,000)	(2,026,500)	(1,369,700)
Return of Capital from Subsidiaries	11,000	17,000	438,000
Increase/(Decrease) in Notes Receivable from Subsidiaries	459,300	201,500	(1,578,100)
Other Investing Activities	—	—	147,567
Net Cash Flows Used in Investing Activities	(284,700)	(1,808,000)	(2,362,233)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	465,389	989,447	—
Cash Dividends on Common Shares	(1,093,074)	(1,001,488)	(918,995)
Issuance of Long-Term Debt	600,000	2,400,000	3,350,000
Retirement of Long-Term Debt	(600,000)	(1,350,000)	(1,200,000)
(Decrease)/Increase in Notes Payable	(258,011)	(233,894)	329,705
Other Financing Activities	(6,241)	(24,539)	(13,076)
Net Cash Flows (Used in)/Provided by Financing Activities	(891,937)	779,526	1,547,634
Net (Decrease)/Increase in Cash and Restricted Cash	(894)	541	(432)
Cash and Restricted Cash - Beginning of Year	1,156	615	1,047
Cash and Restricted Cash - End of Year	$262	$1,156	$615

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$541,910	$483,101	$366,645
Income Taxes	$(171,114)	$443	$23,984

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including the sale status of Aquarion as described in Note 24, “Assets Held for Sale,” Eversource common shares information as described in Note 18, "Common Shares," material obligations and guarantees as described in Note 13, "Commitments and Contingencies," and debt agreements as described in Note 8, "Short-Term Debt," and Note 9, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
Description:	Balance as of Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions -Describe (b)	Balance as of End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2025	$556,164	$101,141	$120,006	$196,772	$580,539
2024	554,455	74,069	119,659	192,019	556,164
2023	486,297	72,468	158,205	162,515	554,455
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2025	$279,108	$17,949	$43,110	$81,653	$258,514
2024	296,030	17,190	46,840	80,952	279,108
2023	225,320	11,675	126,360	67,325	296,030
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2025	$114,910	$41,430	$37,050	$60,829	$132,561
2024	97,026	33,607	37,653	53,376	114,910
2023	94,958	22,791	17,488	38,211	97,026
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2025	$14,090	$11,973	$7,193	$9,709	$23,547
2024	14,322	4,688	5,131	10,051	14,090
2023	29,236	3,989	(8,735)	10,168	14,322

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

Exhibit
Number        Description

3.    Articles of Incorporation and By-Laws

(A)    Eversource Energy

3.1    Declaration of Trust of Eversource Energy, as amended through May 1, 2025 (Exhibit 3.1, Eversource Energy Current Report on Form 8-K filed on May 1, 2025, File No. 001-05324)

(B)    The Connecticut Light and Power Company

3.1    Amended and Restated Certificate of Incorporation (Exhibit 3(i), CL&P Current Report on Form 8-K filed on January 9, 2012, File No. 000-00404)

3.2    By-laws of CL&P, as amended and restated effective September 29, 2014 (Exhibit 3.1, CL&P Current Report on Form 8-K filed on October 2, 2014, File No. 000-00404)

(C)    NSTAR Electric Company

3.1    Restated Articles of Organization of NSTAR Electric Company, fka Boston Edison Company (Exhibit 3.1, NSTAR Electric Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994 filed on August 12, 1994, File No. 001-02301)

3.2    Bylaws of NSTAR Electric Company, as amended and restated effective September 29, 2014 (Exhibit 3.1, NSTAR Electric Current Report on Form 8-K filed on October 2, 2014, File No. 000-02301)

(D)    Public Service Company of New Hampshire

3.1    Articles of Incorporation, as amended to May 16, 1991 (Exhibit 3.3.1, PSNH Annual Report on Form 10-K filed on March 25, 1994, File No. 001-06392)

3.2    By-laws of PSNH, as in effect June 27, 2008 (Exhibit 3, PSNH Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008 filed on August 7, 2008, File No. 001-06392)

4.    Instruments defining the rights of security holders, including indentures

(A)    Eversource Energy

4.1    Indenture between Eversource Energy and The Bank of New York as Trustee dated as of April 1, 2002 (Exhibit A-3, Eversource Energy 35-CERT filed on April 16, 2002, File No. 070-09535)

4.1.1    Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2016, relating to $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on March 15, 2016, File No. 001-05324)

4.1.2    Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $450 million of Senior Notes, Series M, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on January 12, 2018, File No. 001-05324)

4.1.3    Eleventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of December 1, 2018, relating to $400 million of Senior Notes, Series N, Due 2023 and $500 million of Senior Notes, Series O, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on December 18, 2018, File No. 001-05324)

4.1.4    Twelfth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2020, relating to $650 million of Senior Notes, Series P, Due 2050 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on January 16, 2020, File No. 001-05324)

4.1.5    Thirteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of August 1, 2020, relating to $300 million aggregate principal amount of Senior Notes, Series Q, Due 2025 and $600 million aggregate principal amount of Senior Notes, Series R, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on August 20, 2020, File No. 001-05324)

4.1.6    Fourteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2021, relating to $350 million aggregate principal amount of Senior Notes, Series S, Due 2031 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on March 16, 2021, File No. 001-05324)

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

4.1.8    Sixteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of February 1, 2022, relating to $650 million aggregate principal amount of Senior Notes, Series V, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series W, Due 2032 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on February 25, 2022, File No. 001-05324)

4.1.9    Seventeenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of June 1, 2022, relating to $900 million aggregate principal amount of Senior Notes, Series X, Due 2024 and $600 million aggregate principal amount of Senior Notes, Series Y, Due 2027 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on June 27, 2022, File No. 001-05324)

4.1.10    Eighteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2023, relating to $1.3 billion aggregate principal amount of Senior Notes, Series Z, Due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed on March 6, 2023, File No. 001-05324)

4.1.11    Nineteenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2023, relating to $450 million aggregate principal amount of Senior Notes, Series AA, Due 2026 and $800 million aggregate principal amount of Senior Notes, Series BB, Due 2033 (Exhibit 4.3, Eversource Energy Current Report on Form 8‑K filed on May 11, 2023, File No. 001-05324)

4.1.12    Twentieth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of November 1, 2023, relating to $800 million aggregate principal amount of Senior Notes, Series CC, Due 2029 (Exhibit 4.1, Eversource Energy Current Report on Form 8‑K filed on November 13, 2023, File No. 001-05324)

4.1.13    Twenty-First Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2024, relating to $350 million aggregate principal amount of Senior Notes, Series DD, Due 2027 and $650 million aggregate principal amount of Senior Notes, Series EE, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on January 19, 2024, File No. 001-05324)

4.1.14 Twenty-Second Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of April 1, 2024, relating to $700 million aggregate principal amount of Senior Notes, Series FF, Due 2031 and $700 million aggregate principal amount of Senior Notes, Series GG, Due 2034 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on April 18, 2024, File No. 001-05324)

4.1.15 Twenty-Third Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2025, relating to $600 million aggregate principal amount of Senior Notes, Series HH, Due 2030 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on October 17, 2025, File No. 001-05324)

4.2    Eversource Energy Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3, Eversource Energy Annual Report on Form 10-K filed on February 27, 2020, File No. 001-05324)

(B)    The Connecticut Light and Power Company

4.1    Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1, Eversource 10-K filed on February 26, 2018, File No. 000-00404)

4.1.1    Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed on September 22, 2004, File No. 000-00404)

4.2    Composite Indenture of Mortgage and Deed of Trust between CL&P and Deutsche Bank Trust Company Americas f/k/a Bankers Trust Company, dated as of May 1, 1921, as amended and supplemented by seventy-three supplemental mortgages to and including Supplemental Mortgage dated as of April 1, 2005 (Exhibit 99.5, CL&P Current Report on Form 8-K filed on April 13, 2005, File No. 000-00404)

4.2.1    Supplemental Indenture (2005 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2005 (Exhibit 99.2, CL&P Current Report on Form 8-K filed on April 13, 2005, File No. 000-00404)

4.2.2    Supplemental Indenture (2006 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2006 (Exhibit 99.2, CL&P Current Report on Form 8-K filed on June 7, 2006, File No. 000-00404)

4.2.3    Supplemental Indenture (2007 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2007 (Exhibit 99.2, CL&P Current Report on Form 8-K filed on March 29, 2007, File No. 000-00404)

4.2.4    Supplemental Indenture (2007 Series D Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2007 (Exhibit 4, CL&P Current Report on Form 8-K filed on September 19, 2007, File No. 000-00404)

4.2.5    Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 29, 2014, File No. 000-00404)

4.2.6    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on May 26, 2015, File No. 000-00404)

4.2.7    Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on December 4, 2015, File No. 000-00404)

4.2.8    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 2017, File No. 000-00404)

4.2.9    Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on August 23, 2017, File No. 000-00404)

4.2.10    Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on April 2, 2018, File No. 000-00404)

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

4.2.13    Supplemental Indenture (2021 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2021 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 2, 2021, File No. 000-00404)

4.2.14    Supplemental Indenture (2023 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 10, 2023, File No. 000-00404)

4.2.15    Supplemental Indenture (2023 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of July 1, 2023 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on July 6, 2023, File No. 000-00404)

4.2.16    Supplemental Indenture (2024 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2024 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 23, 2024, File No. 000-00404)

4.2.17 Supplemental Indenture (2024 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2024 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on August 13, 2024, File No. 000-00404)

4.2.18 Supplemental Indenture (2025 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2025 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on January 13, 2025, File No. 000-00404)

4.3    CL&P Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed on February 27, 2020, File No. 001-05324)

(C) NSTAR Electric Company

4.1    Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company) (Exhibit 4.1, 2017 Eversource Energy Annual Report on Form 10-K filed on February 26, 2018, File No. 001-05324)

4.1.1    A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current Report on Form 8‑K filed on March 17, 2006, File No. 001-02301)

4.1.2    A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8‑K filed on March 15, 2010, File No. 001-02301)

4.1.3    A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on March 13, 2014, File No. 001-02301)

4.1.4    A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.5    Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 18, 2017 File No. 001-02301)

4.1.6    Form of 3.25% Debenture due May 15, 2029 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 23, 2019, File No. 001-02301)

4.1.7    Form of 3.95% Debenture due April 1, 2030 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on March 26, 2020, File No. 001-02301)

4.1.8    Form of 3.10% Debenture due June 1, 2051 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on June 2, 2021, File No. 001-02301)

4.1.9    Form of 1.95% Debenture due August 15, 2031 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on August 23, 2021, File No. 001-02301)

4.1.10    Form of 4.55% Debenture due June 1, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on May 17, 2022, File No. 001-02301)

4.1.11    Form of 4.95% Debenture due September 15, 2052 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 15, 2022, File No. 001-02301)

4.1.12    Form of 5.60% Debenture due October 1, 2028 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on September 25, 2023, File No. 001-02301)

4.1.13    Form of 5.40% Debenture due 2034 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8‑K filed on May 22, 2024, File No. 001-02301)

4.1.14    Form of 4.85% Debenture due 2030 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8‑K filed on February 26, 2025, File No. 001-02301)

4.1.15    Form of 5.20% Debenture due 2035 (Exhibit 4.2, NSTAR Electric Company Current Report on Form 8‑K filed on February 26, 2025, File No. 001-02301)

4.2    Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 10.13, Eversource Energy Annual Report on Form 10-K filed on February 17, 2022, File No. 001-05324)

4.2.1    First Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated October 17, 2022, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4.1, Eversource Energy Quarterly Report on Form 10-Q filed on November 4, 2022, File No. 001-05324)

4.2.2    Second Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Energy Quarterly Report on Form 10-Q filed on November 6, 2024, File No. 001-05324)

4.3    Indenture between NSTAR Electric Company, as successor to Western Massachusetts Electric Company (WMECO), and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed on October 8, 2003, File No. 000-07624)

4.3.1    Second Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed on September 27, 2004, File No. 000-07624)

4.3.2    Fourth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed on August 20, 2007, File No. 000-07624)

4.3.3    Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed on June 29, 2016, File No. 000-07624)

4.4    NSTAR Electric Company Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.4, Eversource Energy Annual Report on Form 10-K filed on February 27, 2020, File No. 001-05324)

(D)    Public Service Company of New Hampshire

4.1    First Mortgage Indenture between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, dated as of August 15, 1978 (Composite including all amendments effective June 1, 2011) (included as Schedule C to the Eighteenth Supplemental Indenture filed as Exhibit 4.1 to PSNH Current Report on Form 8-K filed on June 2, 2011, File No. 001-06392)

4.1.1    Fourteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of October 1, 2005 (Exhibit 99.2, PSNH Current Report on Form 8-K filed on October 6, 2005, File No. 001-06392)

4.1.2    Twenty-Second Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2019 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on July 3, 2019, File No. 001-06392)

4.1.3    Twenty-Third Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of August 1, 2020 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on August 31, 2020, File No. 001-06392)

4.1.4    Twenty-Fourth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of June 1, 2021 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 21, 2021, File No. 001-06392)

4.1.5    Twenty-Fifth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of January 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on January 11, 2023, File No. 001-06392)

4.1.6    Twenty-Sixth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of September 1, 2023 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on September 25, 2023, File No. 001-06392)

4.1.7    Twenty-Seventh Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of April 1, 2024 (Exhibit 4.3, PSNH Current Report on Form 8-K filed on April 1, 2024, File No. 001-06392)

4.1.8    Twenty-Eighth Supplemental Indenture, between PSNH and U.S. Bank Trust Company, National Association, as Trustee dated as of June 1, 2025 (Exhibit 4.1, PSNH Current Report on Form 8-K filed on June 24, 2025, File No. 001-06392)

4.2    Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.5, 2001 Eversource Energy Annual Report on Form 10-K filed on March 22, 2002, File No. 001-05324)

(F)    Eversource Energy, The Connecticut Light and Power Company and Public Service Company of New Hampshire

4.1    Second Amended and Restated Credit Agreement, dated as of October 15, 2021, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 10.12, Eversource Energy Annual Report on Form 10-K filed on February 17, 2022, File No. 001-05324)

4.1.1    First Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated October 17, 2022, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Energy Quarterly Report on Form 10-Q filed on November 4, 2022, File No. 001-05324)

4.1.2    Second Amendment to Second Amended and Restated Credit Agreement and Extension Agreement, dated November 29, 2023, by and among Eversource, Aquarion Water Company of Connecticut, NSTAR Gas, CL&P, PSNH, Yankee Gas and EGMA and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4.1.2, Eversource Energy Annual Report on Form 10-K filed on February 14, 2024, File No. 001-05324)

4.1.3    Third Amendment to Second Amended and Restated Credit Agreement, dated October 11, 2024, by and among Eversource Energy, Aquarion Water Company of Connecticut, NSTAR Gas Company, The Connecticut Light and Power Company, Public Service Company of New Hampshire, Yankee Gas Services Company and Eversource Gas Company of Massachusetts and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent and Swing Line Lender (Exhibit 4, Eversource Energy Quarterly Report on Form 10-Q filed on November 6, 2024, File No. 001-05324)

10.    Material Contracts

(A)    Eversource Energy

10.1    Lease between The Rocky River Realty Company and Eversource Energy Service Company, dated as of July 1, 2008 (Exhibit 10.1, Eversource Energy Annual Report on Form 10-K filed on February 26, 2018, File No. 001-05324)

*+10.2         Eversource Energy Board of Trustees’ Compensation Arrangement Summary

+10.3    Eversource Supplemental Executive Retirement Program, as amended to include the Eversource Supplemental Cash Balance Pension Plan, effective January 1, 2025 (Exhibit 10.1, Eversource Energy Current Report on Form 8-K filed on December 6, 2024, File No. 001-05324)

+10.4    Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014 (Exhibit 10.6, Eversource Energy Annual Report on Form 10-K filed on February 26, 2016, File No. 001-05324)

+10.4.1    Amendment No 1 to the Eversource Deferred Compensation Plan effective February 7, 2018 (Exhibit 10.6.1, Eversource Energy Annual Report on Form 10-K filed on February 27, 2020, File No. 001-05324)

+10.5    NSTAR Excess Benefit Plan, effective August 25, 1999 (Exhibit 10.1, NSTAR Annual Report on Form 10-K/A filed on September 29, 2000, File No. 001-14768)

+10.5.1    NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1, NSTAR Annual Report on Form 10-K filed on February 9, 2009, File No. 001-14768)

+10.6    Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (Exhibit 10.13, NSTAR Annual Report on Form 10-K filed on February 11, 2008, File No. 001-14768)

+10.7    Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, NSTAR Annual Report on Form 10-K filed on February 11, 2008, File No. 001-14768)

(B)    Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire

10.1    Amended and Restated Form of Service Contract between each of Eversource Energy, CL&P, NSTAR Electric Company and Eversource Energy Service Company dated as of January 1, 2014. (Exhibit 10.1, Eversource Energy Annual Report on Form 10-K filed on February 25, 2014, File No. 001-05324)

10.2    Transmission Operating Agreement between the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc. dated as of February 1, 2005 (Exhibit 10.29, Eversource Energy Annual Report on Form 10-K filed on March 17, 2005, File No. 001-05324)

10.2.1    Rate Design and Funds Disbursement Agreement among the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc., effective June 30, 2006 (Exhibit 10.22.1, Eversource Energy Annual Report on Form 10-K filed on March 1, 2007, File No. 001-05324)

10.3    Eversource Energy's Third Amended and Restated Tax Allocation Agreement dated as of April 10, 2012, (Exhibit 10.1, Eversource Energy Quarterly Report on Form 10-Q for Quarter Ended June 30, 2012 filed on August 7, 2012, File No. 001-05324)

+10.4    Amended and Restated Incentive Plan Effective January 1, 2009 (Exhibit 10.3, Eversource Energy Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+10.5    2018 Eversource Energy Incentive Plan (Exhibit 99.2, Eversource Energy Current Report on Form 8-K dated May 3, 2018, File No. 001-05324)

10.5.1    Amendment Number 1 to the 2018 Eversource Incentive Plan, effective May 3, 2023 (Appendix A to the Eversource Energy Definitive Proxy Statement for the 2023 Eversource Energy Annual Meeting of Shareholders, dated March 24, 2023, File No. 001-05324)

+10.6    Trust under Supplemental Executive Retirement Plan dated May 2, 1994 (Exhibit 10.33, Eversource Energy Annual Report on Form 10-K filed on March 21, 2003, File No. 001-05324)

+10.6.1    First Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of December 10, 2002 (Exhibit 10 (B) 10.19.1, Eversource Energy Annual Report on Form 10-K filed on March 12, 2004, File No. 001-05324)

+10.6.2    Second Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of November 12, 2008 (Exhibit 10.12.2, Eversource Energy Annual Report on Form 10-K filed on February 27, 2009, File No. 001-05324)

+10.7    Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, Eversource Energy Annual Report on Form 10-K filed on February 27, 2009, File No. 001-05324)

(C)    Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and NSTAR Electric Company

10.1    Eversource Energy Service Company Transmission and Ancillary Service Wholesale Revenue Allocation Methodology among The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, Holyoke Water Power Company and Holyoke Power and Electric Company Trustee dated as of January 1, 2008 (Exhibit 10.1, Eversource Energy Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 filed on May 9, 2008, File No. 001-05324)

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

*101.CAL    Inline XBRL Taxonomy Extension Calculation

*101.DEF    Inline XBRL Taxonomy Extension Definition

*101.LAB    Inline XBRL Taxonomy Extension Labels

*101.PRE    Inline XBRL Taxonomy Extension Presentation

*104    The cover page from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 17, 2026	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman of the Board, President and	February 17, 2026
	Joseph R. Nolan, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 17, 2026
	John M. Moreira	and Treasurer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 17, 2026
	Jay S. Buth	and Chief Accounting Officer

/s/	Cotton M. Cleveland	Trustee	February 17, 2026
Cotton M. Cleveland

/s/	Linda Dorcena Forry	Trustee	February 17, 2026
Linda Dorcena Forry

/s/	Gregory M. Jones	Trustee	February 17, 2026
Gregory M. Jones

/s/	Loretta D. Keane	Trustee	February 17, 2026
Loretta D. Keane

	Signature	Title	Date

/s/	John Y. Kim	Trustee	February 17, 2026
John Y. Kim

/s/	David H. Long	Trustee	February 17, 2026
David H. Long

/s/	W. Robert Mudge	Trustee	February 17, 2026
W. Robert Mudge

/s/	Daniel J. Nova	Trustee	February 17, 2026
Daniel J. Nova

/s/	Frederica M. Williams	Trustee	February 17, 2026
Frederica M. Williams

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 17, 2026	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Paul Chodak III	Chairman and Chief Executive Officer	February 17, 2026
	Paul Chodak III	and a Director
(Principal Executive Officer)

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 17, 2026
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2026
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2026
	Jay S. Buth	and Chief Accounting Officer

/s/	Penelope M. Conner	Director	February 17, 2026
Penelope M. Conner

/s/	Chandler J. Howard	Director	February 17, 2026
Chandler J. Howard

/s/	Patrick J. McGrath	Director	February 17, 2026
Patrick J. McGrath

/s/	Ian G. Nicholson	Director	February 17, 2026
Ian G. Nicholson

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 17, 2026	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 17, 2026
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 17, 2026
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 17, 2026
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2026
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2026
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 17, 2026	By:	/s/	Jay S. Buth
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

	Signature	Title	Date

/s/	Joseph R. Nolan, Jr.	Chairman and a Director	February 17, 2026
	Joseph R. Nolan, Jr.	(Principal Executive Officer)

/s/	Paul Chodak III	Chief Executive Officer and a Director	February 17, 2026
Paul Chodak III

/s/	John M. Moreira	Executive Vice President, Chief Financial Officer	February 17, 2026
	John M. Moreira	and Treasurer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 17, 2026
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 17, 2026
	Jay S. Buth	and Chief Accounting Officer