Form 10-Q
period 2026-03-31
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2026-05-07
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of April 30, 2026

Eversource Energy Common Shares, $5.00 par value	376,080,025	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, Aquarion’s water distribution businesses, and the solar power facilities of NSTAR Electric
Regulators and Government Agencies:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2025 Form 10-K	The Eversource Energy and Subsidiaries 2025 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
GSEP	Gas System Enhancement Program
i

GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$270,184	$135,351
Receivables, Net (net of allowance for uncollectible accounts of $611,700 and $580,539 as of March 31, 2026 and December 31, 2025, respectively)	2,080,805	1,847,094
Unbilled Revenues	217,605	275,108
Materials, Supplies, Natural Gas and REC Inventory	489,415	491,592
Regulatory Assets	1,897,191	1,975,083
Prepayments and Other Current Assets	389,535	352,958
Total Current Assets	5,344,735	5,077,186
Property, Plant and Equipment, Net	46,470,244	45,930,959
Deferred Debits and Other Assets:
Regulatory Assets	5,768,159	5,718,646
Goodwill	4,233,767	4,233,767
Prepaid Pension and PBOP	1,566,418	1,511,169
Marketable Securities	322,189	317,101
Other Long-Term Assets	1,002,089	997,883
Total Deferred Debits and Other Assets	12,892,622	12,778,566
Total Assets	$64,707,601	$63,786,711

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$533,000	$1,525,445
Long-Term Debt – Current Portion	2,643,097	1,392,948
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,662,046	1,859,692
Regulatory Liabilities	1,739,987	1,264,609
Offshore Wind Contingent Liability	298,157	448,158
Other Current Liabilities	1,290,226	1,274,450
Total Current Liabilities	8,209,723	7,808,512
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,894,583	5,647,218
Regulatory Liabilities	4,323,619	4,273,465
Derivative Liabilities	636,179	753,149
Asset Retirement Obligations	597,713	595,442
Accrued SERP and PBOP	100,531	100,859
Other Long-Term Liabilities	1,138,347	1,101,932
Total Deferred Credits and Other Liabilities	12,690,972	12,472,065
Long-Term Debt	26,861,131	26,872,433
Rate Reduction Bonds	259,257	280,862
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,914,273	1,914,273
Capital Surplus, Paid In	9,950,113	9,937,878
Retained Earnings	4,815,846	4,504,983
Accumulated Other Comprehensive Loss	(20,377)	(20,507)
Treasury Stock	(128,905)	(139,356)
Common Shareholders' Equity	16,530,950	16,197,271
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$64,707,601	$63,786,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2026	2025

Operating Revenues	$4,504,363	$4,118,355

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,518,174	1,340,337
Operations and Maintenance	506,980	487,451
Depreciation	420,481	379,579
Amortization	402,764	455,449
Energy Efficiency Programs	291,499	257,550
Taxes Other Than Income Taxes	288,317	271,595
Total Operating Expenses	3,428,215	3,191,961
Operating Income	1,076,148	926,394
Interest Expense	365,259	300,849
Other Income, Net	101,159	92,344
Income Before Income Tax Expense	812,048	717,889
Income Tax Expense	203,327	165,221
Net Income	608,721	552,668
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$606,841	$550,788

Basic and Diluted Earnings Per Common Share	$1.61	$1.50

Weighted Average Common Shares Outstanding:
Basic	376,026,090	367,320,246
Diluted	376,583,614	367,677,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Net Income	$608,721	$552,668
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	125	2,518
Other Comprehensive Income, Net of Tax	130	2,523
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$606,971	$553,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2026	375,416,880	$1,914,273	$9,937,878	$4,504,983	$(20,507)	$(139,356)	$16,197,271
Net Income				608,721			608,721
Dividends on Common Shares - $0.7875 Per Share				(295,978)			(295,978)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(24,577)				(24,577)
Issuance of Treasury Shares	557,764		36,812			10,451	47,263
Other Comprehensive Income					130		130
Balance as of March 31, 2026	375,974,644	$1,914,273	$9,950,113	$4,815,846	$(20,377)	$(128,905)	$16,530,950

	For the Three Months Ended March 31, 2025
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2025	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387
Net Income				552,668			552,668
Dividends on Common Shares - $0.7525 Per Share				(276,229)			(276,229)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(28,230)				(28,230)
Issuance of Treasury Shares	699,031		39,921			13,097	53,018
Other Comprehensive Income					2,523		2,523
Balance as of March 31, 2025	367,307,083	$1,878,622	$9,440,596	$4,203,700	$(23,949)	$(157,712)	$15,341,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$608,721	$552,668
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	420,481	379,579
Deferred Income Taxes	81,402	(56,524)
Uncollectible Expense	30,795	22,863
Pension, SERP and PBOP Income, Net	(28,287)	(18,811)
Regulatory Over Recoveries, Net	126,339	84,461
Amortization	402,764	455,449
Cost of Removal Expenditures	(41,385)	(67,151)
Other	28,255	15,840
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(264,738)	(288,984)
Taxes Receivable/Accrued, Net	247,015	288,790
Accounts Payable	(145,387)	(131,367)
Other Current Assets and Liabilities, Net	(141,649)	(196,218)
Net Cash Flows Provided by Operating Activities	1,324,326	1,040,595

Investing Activities:
Investments in Property, Plant and Equipment	(1,009,311)	(1,007,384)
Proceeds from Sales of Marketable Securities	40,954	64,007
Purchases of Marketable Securities	(37,075)	(61,049)
Payments for Offshore Wind Contingent Liability	(150,001)	—
Investments in Unconsolidated Affiliates	—	(504)
Other Investing Activities	5,490	5,700
Net Cash Flows Used in Investing Activities	(1,149,943)	(999,230)

Financing Activities:
Cash Dividends on Common Shares	(290,023)	(270,232)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Decrease in Notes Payable	(992,445)	(552,694)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	1,502,574	1,201,407
Retirement of Long-Term Debt	(250,116)	(300,051)
Other Financing Activities	(29,342)	(23,000)
Net Cash Flows (Used In)/Provided by Financing Activities	(82,837)	31,945
Net Increase in Cash and Restricted Cash	91,546	73,310
Cash and Restricted Cash - Beginning of Period	246,245	127,308
Cash and Restricted Cash - End of Period	$337,791	$200,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$13,047	$87,615
Receivables, Net (net of allowance for uncollectible accounts of $274,007 and $258,514 as of March 31, 2026 and December 31, 2025, respectively)	732,472	652,150
Accounts Receivable from Affiliated Companies	46,811	60,995
Unbilled Revenues	54,943	63,508
Materials and Supplies	129,838	133,908
Regulatory Assets	235,015	265,175
Prepayments and Other Current Assets	70,386	50,579
Total Current Assets	1,282,512	1,313,930
Property, Plant and Equipment, Net	13,768,014	13,623,296
Deferred Debits and Other Assets:
Regulatory Assets	1,750,400	1,716,212
Prepaid Pension and PBOP	212,999	204,067
Other Long-Term Assets	311,900	321,234
Total Deferred Debits and Other Assets	2,275,299	2,241,513
Total Assets	$17,325,825	$17,178,739

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$39,000	$—
Long-Term Debt – Current Portion	500,000	—
Accounts Payable	565,353	637,467
Accounts Payable to Affiliated Companies	152,753	141,610
Accrued Taxes	84,727	165,362
Regulatory Liabilities	635,307	417,498
Other Current Liabilities	181,964	220,592
Total Current Liabilities	2,159,104	1,582,529
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,973,144	2,005,888
Regulatory Liabilities	1,468,970	1,445,140
Other Long-Term Liabilities	268,563	239,289
Total Deferred Credits and Other Liabilities	3,710,677	3,690,317
Long-Term Debt	4,610,686	5,110,067
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	2,984,416	2,934,877
Accumulated Other Comprehensive Income	125	132
Common Stockholder's Equity	6,729,158	6,679,626
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,325,825	$17,178,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Revenues	$1,568,126	$1,541,189

Operating Expenses:
Purchased Power and Transmission	588,147	494,204
Operations and Maintenance	190,344	189,156
Depreciation	111,745	106,680
Amortization of Regulatory Assets, Net	280,022	343,213
Energy Efficiency Programs	36,238	51,611
Taxes Other Than Income Taxes	120,564	115,261
Total Operating Expenses	1,327,060	1,300,125
Operating Income	241,066	241,064
Interest Expense	74,187	49,910
Other Income, Net	17,616	17,599
Income Before Income Tax Expense	184,495	208,753
Income Tax Expense	45,166	52,517
Net Income	$139,329	$156,236
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Net Income	$139,329	$156,236
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(6)
Other Comprehensive Loss, Net of Tax	(7)	(6)
Comprehensive Income	$139,322	$156,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	6,035,205	$60,352	$3,684,265	$2,934,877	$132	$6,679,626
Net Income				139,329		139,329
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(88,400)		(88,400)
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2026	6,035,205	$60,352	$3,684,265	$2,984,416	$125	$6,729,158

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	$60,352	$3,684,265	$2,726,953	$152	$6,471,722

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$139,329	$156,236
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	111,745	106,680
Deferred Income Taxes	(39,096)	(35,411)
Uncollectible Expense	5,491	4,671
Pension, SERP, and PBOP Income, Net	(4,860)	(3,614)
Regulatory Under Recoveries, Net	(19,603)	(103,101)
Amortization of Regulatory Assets, Net	280,022	343,213
Cost of Removal Expenditures	(9,053)	(16,072)
Other	25,601	826
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(91,971)	4,910
Taxes Receivable/Accrued, Net	(80,105)	57,653
Accounts Payable	(50,494)	(51,626)
Other Current Assets and Liabilities, Net	(41,910)	(41,659)
Net Cash Flows Provided by Operating Activities	225,096	422,706

Investing Activities:
Investments in Property, Plant and Equipment	(248,359)	(223,555)
Net Cash Flows Used in Investing Activities	(248,359)	(223,555)

Financing Activities:
Cash Dividends on Common Stock	(88,400)	(247,000)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Issuance of Long-Term Debt	—	400,000
Increase/(Decrease) in Notes Payable to Eversource Parent	39,000	(280,000)
Other Financing Activities	(506)	(4,153)
Net Cash Flows Used in Financing Activities	(51,296)	(132,543)
Net (Decrease)/Increase in Cash and Restricted Cash	(74,559)	66,608
Cash and Restricted Cash - Beginning of Period	88,676	2,109
Cash and Restricted Cash - End of Period	$14,117	$68,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$190,821	$8,302
Receivables, Net (net of allowance for uncollectible accounts of $127,113 and $132,561 as of March 31, 2026 and December 31, 2025, respectively)	575,045	616,280
Accounts Receivable from Affiliated Companies	201,003	280,099
Unbilled Revenues	45,989	56,948
Materials, Supplies and REC Inventory	234,150	210,865
Regulatory Assets	1,018,886	978,754
Derivative Assets	131,156	91,011
Prepayments and Other Current Assets	15,606	90,040
Total Current Assets	2,412,656	2,332,299
Property, Plant and Equipment, Net	15,569,419	15,308,896
Deferred Debits and Other Assets:
Regulatory Assets	1,805,604	1,823,522
Prepaid Pension and PBOP	826,909	804,109
Other Long-Term Assets	275,491	264,073
Total Deferred Debits and Other Assets	2,908,004	2,891,704
Total Assets	$20,890,079	$20,532,899

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$245,445
Long-Term Debt – Current Portion	300,000	300,000
Accounts Payable	566,106	558,227
Accounts Payable to Affiliated Companies	187,528	198,085
Obligations to Third-Party Suppliers	183,320	179,757
Renewable Portfolio Standards Compliance Obligations	117,185	98,648
Regulatory Liabilities	835,408	650,813
Other Current Liabilities	148,805	110,331
Total Current Liabilities	2,338,352	2,341,306
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,110,852	2,087,287
Regulatory Liabilities	1,722,355	1,702,059
Derivative Liabilities	636,179	753,149
Other Long-Term Liabilities	410,335	401,625
Total Deferred Credits and Other Liabilities	4,879,721	4,944,120
Long-Term Debt	5,646,738	5,645,638
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	4,496,842	4,238,842
Retained Earnings	3,485,228	3,319,768
Accumulated Other Comprehensive Income	198	225
Common Stockholder's Equity	7,982,268	7,558,835
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$20,890,079	$20,532,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Revenues	$1,131,088	$1,014,227

Operating Expenses:
Purchased Power and Transmission	310,158	308,946
Operations and Maintenance	196,670	174,137
Depreciation	119,337	108,014
Amortization of Regulatory Assets, Net	74,716	52,284
Energy Efficiency Programs	108,253	63,438
Taxes Other Than Income Taxes	75,709	75,839
Total Operating Expenses	884,843	782,658
Operating Income	246,245	231,569
Interest Expense	80,275	59,220
Other Income, Net	51,684	46,292
Income Before Income Tax Expense	217,654	218,641
Income Tax Expense	51,704	51,466
Net Income	$165,950	$167,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Net Income	$165,950	$167,175
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(32)	(7)
Qualified Cash Flow Hedging Instruments	5	5
Other Comprehensive Loss, Net of Tax	(27)	(2)
Comprehensive Income	$165,923	$167,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	200	$—	$4,238,842	$3,319,768	$225	$7,558,835
Net Income				165,950		165,950
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			258,000			258,000
Other Comprehensive Loss					(27)	(27)
Balance as of March 31, 2026	200	$—	$4,496,842	$3,485,228	$198	$7,982,268

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	$—	$3,888,842	$2,857,790	$(143)	$6,746,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$165,950	$167,175
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	119,337	108,014
Deferred Income Taxes	12,431	(10,197)
Uncollectible Expense	8,299	7,485
Pension, SERP and PBOP Income, Net	(11,511)	(10,161)
Regulatory Over Recoveries, Net	67,682	78,429
Amortization of Regulatory Assets, Net	74,716	52,284
Cost of Removal Expenditures	(6,092)	(16,903)
Other	(22,321)	(7,333)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	111,590	(114,975)
Taxes Receivable/Accrued, Net	54,123	78,295
Accounts Payable	(50,973)	3,771
Other Current Assets and Liabilities, Net	11,458	(24,456)
Net Cash Flows Provided by Operating Activities	534,689	311,428

Investing Activities:
Investments in Property, Plant and Equipment	(381,725)	(367,462)
Net Cash Flows Used in Investing Activities	(381,725)	(367,462)

Financing Activities:
Cash Dividends on Common Stock	—	(436,000)
Cash Dividends on Preferred Stock	(490)	(490)
Issuance of Long-Term Debt	—	800,000
Capital Contributions from Eversource Parent	258,000	100,000
Decrease in Notes Payable	(245,445)	(396,282)
Other Financing Activities	(152)	(9,114)
Net Cash Flows Provided by Financing Activities	11,913	58,114
Net Increase in Cash and Restricted Cash	164,877	2,080
Cash and Restricted Cash - Beginning of Period	25,944	9,023
Cash and Restricted Cash - End of Period	$190,821	$11,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$3,096	$13,665
Receivables, Net (net of allowance for uncollectible accounts of $24,304 and $23,547 as of March 31, 2026 and December 31, 2025, respectively)	240,524	214,117
Accounts Receivable from Affiliated Companies	25,869	24,338
Unbilled Revenues	53,816	62,446
Materials, Supplies and REC Inventory	63,988	58,879
Regulatory Assets	101,449	119,871
Special Deposits	22,274	38,343
Prepayments and Other Current Assets	2,239	19,212
Total Current Assets	513,255	550,871
Property, Plant and Equipment, Net	5,569,694	5,507,663
Deferred Debits and Other Assets:
Regulatory Assets	870,534	841,203
Prepaid Pension and PBOP	117,031	111,833
Other Long-Term Assets	20,774	17,661
Total Deferred Debits and Other Assets	1,008,339	970,697
Total Assets	$7,091,288	$7,029,231

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$79,400	$49,300
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	139,305	179,137
Accounts Payable to Affiliated Companies	52,583	45,277
Obligations to Third-Party Suppliers	36,361	37,584
Accrued Interest	31,300	35,224
Regulatory Liabilities	134,115	118,443
Other Current Liabilities	71,076	62,334
Total Current Liabilities	587,350	570,509
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	817,188	806,270
Regulatory Liabilities	425,128	417,442
Other Long-Term Liabilities	53,482	46,669
Total Deferred Credits and Other Liabilities	1,295,798	1,270,381
Long-Term Debt	2,031,850	2,031,323
Rate Reduction Bonds	259,257	280,862
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,973,134
Retained Earnings	943,899	903,022
Common Stockholder's Equity	2,917,033	2,876,156
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$7,091,288	$7,029,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Revenues	$383,517	$347,981

Operating Expenses:
Purchased Power and Transmission	89,195	80,007
Operations and Maintenance	61,540	71,009
Depreciation	44,439	40,502
Amortization of Regulatory Assets, Net	26,650	20,835
Energy Efficiency Programs	10,489	12,202
Taxes Other Than Income Taxes	27,285	25,789
Total Operating Expenses	259,598	250,344
Operating Income	123,919	97,637
Interest Expense	28,617	20,569
Other Income, Net	10,502	10,758
Income Before Income Tax Expense	105,804	87,826
Income Tax Expense	26,027	21,547
Net Income	$79,777	$66,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	301	$—	$1,973,134	$903,022	$2,876,156
Net Income				79,777	79,777
Dividends on Common Stock				(38,900)	(38,900)
Balance as of March 31, 2026	301	$—	$1,973,134	$943,899	$2,917,033

	For the Three Months Ended March 31, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	$—	$1,973,134	$874,947	$2,848,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$79,777	$66,279
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	44,439	40,502
Deferred Income Taxes	9,324	11,127
Uncollectible Expense	1,442	1,315
Pension, SERP and PBOP Income, Net	(2,679)	(2,211)
Regulatory Under Recoveries, Net	(24,930)	(35,625)
Amortization of Regulatory Assets, Net	26,650	20,835
Cost of Removal Expenditures	(5,159)	(5,894)
Other	2,394	(4,195)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(23,426)	(6,051)
Taxes Receivable/Accrued, Net	8,975	(3,018)
Accounts Payable	(10,390)	7,498
Other Current Assets and Liabilities, Net	7,934	8,856
Net Cash Flows Provided by Operating Activities	114,351	99,418

Investing Activities:
Investments in Property, Plant and Equipment	(110,465)	(143,315)
Net Cash Flows Used in Investing Activities	(110,465)	(143,315)

Financing Activities:
Cash Dividends on Common Stock	(38,900)	—
Capital Contributions from Eversource Parent	—	75,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Increase/(Decrease) in Notes Payable to Eversource Parent	30,100	(16,600)
Other Financing Activities	(118)	—
Net Cash Flows (Used in)/Provided by Financing Activities	(30,523)	36,795
Net Decrease in Cash and Restricted Cash	(26,637)	(7,102)
Cash and Restricted Cash - Beginning of Period	55,186	37,243
Cash and Restricted Cash - End of Period	$28,549	$30,141

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2025 Form 10-K, which was filed with the SEC on February 17, 2026. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2026 and December 31, 2025, and the results of operations, comprehensive income, common shareholders' equity and cash flows for the three months ended March 31, 2026 and 2025. The results of operations, comprehensive income and cash flows for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results expected for a full year.

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

On March 25, 2026, upon remand from the Connecticut Superior Court, PURA approved the sale of Aquarion to AWA. The Company evaluated whether Aquarion met the criteria to be classified as held for sale as of March 31, 2026, including whether the sale is considered probable to close within 12 months. Although PURA approved the transaction, legal opposition, including the potential for appeals, introduces significant uncertainty regarding the ultimate timing and consummation of the sale. As a result, the Company cannot assert that the sale of Aquarion is probable and concluded that the held‑for‑sale criteria were not met as of March 31, 2026. Closing of the transaction remains subject to finalization of working capital and other transaction-related adjustments and final closing costs, which could result in a loss recognized either upon meeting held for sale classification and measurement or at the time of sale.

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

The allowance for uncollectible accounts is determined based upon various judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of March 31, 2026 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of March 31st is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of January 1, 2026	$367.2	$213.3	$580.5	$225.7	$32.8	$258.5	$60.7	$71.9	$132.6	$23.5
Uncollectible Expense	—	30.8	30.8	—	5.5	5.5	—	8.3	8.3	1.4
Uncollectible Costs Deferred (1)	27.8	18.8	46.6	22.1	2.8	24.9	(3.5)	7.4	3.9	2.2
Write-Offs	(12.2)	(38.5)	(50.7)	(9.5)	(6.9)	(16.4)	(0.6)	(18.6)	(19.2)	(3.1)
Recoveries Collected	0.4	4.1	4.5	0.3	1.2	1.5	—	1.5	1.5	0.3
Balance as of March 31, 2026	$383.2	$228.5	$611.7	$238.6	$35.4	$274.0	$56.6	$70.5	$127.1	$24.3

Balance as of January 1, 2025	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	22.9	22.9	—	4.7	4.7	—	7.5	7.5	1.3
Uncollectible Costs Deferred (1)	19.4	13.8	33.2	8.8	1.9	10.7	3.5	5.5	9.0	1.4
Write-Offs	(12.6)	(37.8)	(50.4)	(9.3)	(10.1)	(19.4)	(0.9)	(15.9)	(16.8)	(2.7)
Recoveries Collected	0.1	3.6	3.7	0.1	1.0	1.1	—	1.4	1.4	0.2
Balance as of March 31, 2025	$371.5	$194.1	$565.6	$240.3	$35.9	$276.2	$57.8	$58.2	$116.0	$14.3

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2026				March 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$44.2	$11.9	$19.0	$5.2	$32.6	$8.3	$14.8	$4.1
AFUDC Equity	23.9	4.6	15.7	2.3	23.9	3.6	14.1	3.9
Equity in Earnings of Unconsolidated Affiliates	3.8	—	0.1	—	6.0	—	0.2	—
Investment Income/(Loss)	0.3	(0.1)	0.4	—	(2.0)	0.1	(1.8)	0.1
Interest Income	28.4	1.2	16.4	3.0	34.0	5.6	19.0	2.7
Other	0.6	—	0.1	—	(2.2)	—	—	—
Total Other Income, Net	$101.2	$17.6	$51.7	$10.5	$92.3	$17.6	$46.3	$10.8

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025
Eversource	$68.1	$63.7
CL&P	52.9	52.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2026	As of March 31, 2025
Eversource	$346.5	$427.2
CL&P	113.8	82.3
NSTAR Electric	117.1	172.8
PSNH	39.1	58.2

The following table reconciles cash as reported on the balance sheets to the cash and restricted cash balance as reported on the statements of cash flows:

	As of March 31, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash as reported on the Balance Sheets	$270.2	$13.0	$190.8	$3.1	$135.4	$87.6	$8.3	$13.7
Restricted cash included in:
Special Deposits	56.2	1.1	—	22.2	93.6	1.1	17.6	38.3
Marketable Securities	8.2	—	—	—	14.0	—	—	—
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash and Restricted Cash as reported on the Statements of Cash Flows	$337.8	$14.1	$190.8	$28.5	$246.2	$88.7	$25.9	$55.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $17.4 million and $21.4 million recorded as short-term in Special Deposits as of March 31, 2026 and December 31, 2025, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,100.4	$1,028.9	$602.7	$468.8	$1,959.3	$991.3	$499.6	$468.4
Regulatory Tracking Mechanisms	1,540.3	172.7	749.7	115.9	1,573.8	206.5	705.6	93.2
Income Taxes, Net	1,051.0	547.0	165.9	22.4	1,044.5	546.1	161.5	23.3
Benefit Costs	984.9	172.5	297.1	61.3	992.8	173.7	300.0	61.7
Derivative Contracts	636.2	—	636.2	—	753.2	0.1	753.1	—
Securitized Stranded Costs	295.3	—	—	295.3	306.1	—	—	306.1
Cost of Removal	267.5	—	8.1	—	262.5	—	8.1	—
Goodwill-related	226.2	—	194.2	—	230.4	—	197.8	—
Asset Retirement Obligations	166.0	44.9	86.1	5.5	162.8	44.2	84.6	5.4
Environmental Remediation Costs	134.2	—	—	—	136.1	—	—	—
EGMA Acquisition and Integration Costs	82.3	—	—	—	82.3	—	—	—
Other Regulatory Assets	181.1	19.4	84.5	2.7	189.9	19.5	92.0	3.0
Total Regulatory Assets	7,665.4	1,985.4	2,824.5	971.9	7,693.7	1,981.4	2,802.3	961.1
Less: Current Portion	1,897.2	235.0	1,018.9	101.4	1,975.1	265.2	978.8	119.9
Total Long-Term Regulatory Assets	$5,768.2	$1,750.4	$1,805.6	$870.5	$5,718.6	$1,716.2	$1,823.5	$841.2

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $247.4 million (including $130.3 million for CL&P, $47.4 million for NSTAR Electric and $5.1 million for PSNH) and $244.2 million (including $127.1 million for CL&P, $51.0 million for NSTAR Electric and $5.4 million for PSNH) of additional regulatory costs not yet specifically approved as of March 31, 2026 and December 31, 2025, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of March 31, 2026 and December 31, 2025, these regulatory costs included $123.7 million (including $60.9 million for CL&P and $30.7 million for NSTAR Electric) and $123.2 million (including $57.0 million for CL&P and $34.0 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,407.8	$928.6	$841.2	$317.3	$2,423.4	$933.3	$847.9	$319.8
Regulatory Tracking Mechanisms	1,578.2	661.8	648.2	125.5	1,186.6	457.3	535.2	111.2
Cost of Removal	917.7	297.5	498.0	54.6	867.1	275.1	479.4	45.5
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	534.5	76.2	264.7	50.9	509.4	72.8	252.5	48.5
AFUDC - Transmission	187.3	74.7	112.6	—	179.4	72.0	107.4	—
Derivative Contract	131.2	—	131.2	—	91.0	—	91.0	—
Benefit Costs	74.9	9.1	20.2	6.9	80.4	8.8	24.5	6.8
Other Regulatory Liabilities	232.0	56.4	41.7	4.0	200.8	43.3	15.0	4.0
Total Regulatory Liabilities	6,063.6	2,104.3	2,557.8	559.2	5,538.1	1,862.6	2,352.9	535.8
Less: Current Portion	1,740.0	635.3	835.4	134.1	1,264.6	417.5	650.8	118.4
Total Long-Term Regulatory Liabilities	$4,323.6	$1,469.0	$1,722.4	$425.1	$4,273.5	$1,445.1	$1,702.1	$417.4

FERC ROE Complaints: As of March 31, 2026, Eversource has a regulatory liability for revenues subject to refund of $60.4 million (pre-tax) as a result of the March 19, 2026 FERC decision in the FERC ROE complaint proceedings, which is reflected within Regulatory Tracking Mechanisms in the table above. The regulatory liability totaled $28.7 million for CL&P, $24.2 million for NSTAR Electric, and $7.5 million for PSNH. The liability recorded reflects the difference between the billed ROE and the replacement ROE for the first complaint period, including interest. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed in the decision. See Note 9C, "Commitments and Contingencies – FERC ROE Complaints," for further information on the FERC ROE decision.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2026	As of December 31, 2025
(Millions of Dollars)
Distribution - Electric	$23,108.6	$22,695.3
Distribution - Natural Gas	9,899.0	9,888.0
Transmission - Electric	17,181.8	17,082.4
Distribution - Water	2,608.3	2,577.3
Solar	206.8	206.8
Utility	53,004.5	52,449.8
Other (1)	2,532.6	2,476.3
Property, Plant and Equipment, Gross	55,537.1	54,926.1
Less: Accumulated Depreciation
Utility	(11,114.0)	(10,911.7)
Other	(1,303.9)	(1,246.1)
Total Accumulated Depreciation	(12,417.9)	(12,157.8)
Property, Plant and Equipment, Net	43,119.2	42,768.3
Construction Work in Progress	3,351.0	3,162.7
Total Property, Plant and Equipment, Net	$46,470.2	$45,931.0

(1)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

	As of March 31, 2026			As of December 31, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$9,038.7	$10,870.2	$3,239.9	$8,906.0	$10,635.7	$3,193.8
Transmission - Electric	7,263.7	6,749.2	3,170.6	7,222.5	6,722.9	3,138.7
Solar	—	206.8	—	—	206.8	—
Property, Plant and Equipment, Gross	16,302.4	17,826.2	6,410.5	16,128.5	17,565.4	6,332.5
Less: Accumulated Depreciation	(3,140.8)	(4,088.0)	(1,105.2)	(3,081.3)	(4,014.2)	(1,085.4)
Property, Plant and Equipment, Net	13,161.6	13,738.2	5,305.3	13,047.2	13,551.2	5,247.1
Construction Work in Progress	606.4	1,831.2	264.4	576.1	1,757.7	260.6
Total Property, Plant and Equipment, Net	$13,768.0	$15,569.4	$5,569.7	$13,623.3	$15,308.9	$5,507.7

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

The following table presents the fair values of derivative contracts, categorized by risk type, which are recorded as current or long-term derivative assets or liabilities:

NSTAR Electric (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management
		As of March 31, 2026	As of December 31, 2025
Current Derivative Assets	Level 3	$131.2	$91.0
Long-Term Derivative Liabilities	Level 3	(636.2)	(753.1)

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

For the three months ended March 31, 2026, gains of $220.5 million from changes in fair value associated with the NSTAR Electric derivative contract were due primarily to changes in the forward energy curve and were deferred in Current Regulatory Liabilities and Long-Term Regulatory Assets on the balance sheet.

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

For NSTAR Electric’s derivative contract, unobservable inputs for future energy prices using a forward electricity bid price curve are significant to the valuation and are classified as Level 3. Level 3 unobservable inputs utilized in the valuation of NSTAR Electric’s power purchase agreement include energy prices as of March 31, 2026 ranging from $27.16 per MWh through $190.27 per MWh, or a weighted average of $56.12 per MWh, and as of December 31, 2025 ranging from $24.65 per MWh through $145.33 per MWh, or a weighted average of $53.44 per MWh, over the remaining contractual period through 2046.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis in the following table.

NSTAR Electric (Millions of Dollars)	For the Three Months Ended
March 31, 2026
Derivatives, Net:
Fair Value as of Beginning of Year	$(662.1)
Net Realized/Unrealized Gains Included in Regulatory Assets and Liabilities	220.5
Settlements	(63.4)
Fair Value as of End of Year	$(505.0)

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $170.4 million and $161.8 million as of March 31, 2026 and December 31, 2025, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Eversource’s water business also holds a trust. As of March 31, 2026 and December 31, 2025, the securities held in this trust of $2.9 million and $3.5 million were classified as Marketable Securities on the Eversource balance sheet, respectively. There were unrealized losses of $0.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, recorded in Other Income, Net, related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of March 31, 2026				As of December 31, 2025
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$151.6	$1.7	$(1.4)	$151.9	$156.5	$0.7	$(1.8)	$155.4

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of March 31, 2026, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$11.8	$12.0
One to five years	45.2	46.0
Six to ten years	22.7	22.9
Greater than ten years	71.9	71.0
Total Debt Securities	$151.6	$151.9

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2026	As of December 31, 2025
Level 1:
Mutual Funds and Equities	$173.3	$165.3
Money Market Funds	8.2	14.0
Total Level 1	$181.5	$179.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$82.9	$82.0
Corporate Debt Securities	38.6	37.9
Asset-Backed Debt Securities	6.1	6.4
Municipal Bonds	7.3	7.2
Other Fixed Income Securities	8.8	7.9
Total Level 2	$143.7	$141.4
Total Marketable Securities	$325.2	$320.7

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$533.0	$1,280.0	$1,467.0	$720.0	4.08%	3.98%
NSTAR Electric Commercial Paper Program	—	245.4	650.0	404.6	—%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026, October 2026 or May 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $79.4 million and $49.3 million, respectively. As of March 31, 2026, there were intercompany loans from Eversource parent to CL&P of $39.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On March 3, 2026, PSNH filed a petition with the NHPUC requesting authorization to issue up to $200.0 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
Eversource Parent Series A Junior Notes (1)	6.10%	$750.0	February 2026	August 2056	Repay Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	$750.0	February 2026	August 2056	Repay Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	$(250.0)	March 2026	March 2026	Paid at maturity

(1)    The Eversource Parent Series A Junior Subordinated Notes bear interest at a fixed rate of 6.10 percent per year from August 15, 2026 to August 14, 2031. Thereafter, the interest rate resets every five years, commencing on August 15, 2031, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.521 percent.

(2)     The Eversource Parent Series B Junior Subordinated Notes bear interest at a fixed rate of 6.35 percent per year from August 15, 2026 to August 14, 2036. Thereafter, the interest rate resets every five years, commencing on August 15, 2036, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.325 percent.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of March 31, 2026	As of December 31, 2025
Restricted Cash - Current Portion (included in Special Deposits)	$18.4	$30.6
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	295.3	306.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	9.1	7.3
Accrued Interest (included in Other Current Liabilities)	1.9	5.1
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	259.3	280.9

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended
	March 31, 2026	March 31, 2025
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8
Interest Expense on RRB Principal (included in Interest Expense)	2.9	3.3

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

	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2026
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$18.4	$3.9	$3.2	$1.6	$1.6	$0.3	$0.3	$0.1
Interest Cost	59.1	12.1	12.2	6.2	7.2	1.3	1.9	0.8
Expected Return on Plan Assets	(117.3)	(23.9)	(28.9)	(12.4)	(22.7)	(2.6)	(11.6)	(1.5)
Actuarial Loss/(Gain)	8.7	1.1	2.8	0.4	(0.4)	—	—	—
Prior Service Cost/(Credit)	0.2	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(30.9)	$(6.8)	$(10.6)	$(4.2)	$(19.7)	$(0.7)	$(13.6)	$(0.5)
Intercompany Income Allocations	N/A	$(1.8)	$(1.5)	$(0.5)	N/A	$(0.6)	$(0.8)	$(0.3)
	Pension and SERP				PBOP
	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.4	$3.8	$2.5	$1.6	$1.6	$0.2	$0.2	$0.1
Interest Cost	63.2	12.8	13.0	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.3)	(22.9)	(27.7)	(11.9)	(21.2)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	10.0	1.2	3.2	0.5	(0.3)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(20.1)	$(5.1)	$(8.9)	$(3.0)	$(17.3)	$(0.5)	$(12.3)	$(0.4)
Intercompany Expense/(Income) Allocations	N/A	$0.1	$0.3	$0.1	N/A	$(0.5)	$(0.7)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2026		As of December 31, 2025
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	67	$154.1	66	$154.3
CL&P	15	15.8	15	14.9
NSTAR Electric	15	7.0	14	7.0
PSNH	8	9.2	8	9.2

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $139.9 million and $140.9 million as of March 31, 2026 and December 31, 2025, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $1.2 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of March 31, 2026
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$122.3
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	143.0
Eversource Investment LLC	Revolution Wind Tax Positions (3)	300.0
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	34.1

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $682.7 million. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between October 2027 and November 2027 and (ii) full performance of the guaranteed obligations.

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

(3)    Eversource parent issued a guaranty on behalf of EI in an amount not to exceed $900 million, which was subsequently reduced to an amount not to exceed $300 million, to GIP in order to support certain tax positions related to Revolution Wind project through June 30, 2035.

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

(6)    Surety bonds expire in 2026 and 2027. Expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI’s obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of March 31, 2026, there are no letters of credit issued under this guarantee. The guarantee will remain in effect until full performance of the guaranteed obligations.

On September 30, 2024, Eversource entered into an agreement with GIP and Ørsted to contingently provide future credit support up to a maximum of $850 million in guarantees, if required, to support third-party tax equity financing for Revolution Wind.

C.    FERC ROE Complaints
Four separate complaints were filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively, the Complainants). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the New England Transmission Owners’ (NETOs’) base return on equity (ROE) of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE including transmission incentives (incentive cap) of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. The NETOs filed an appeal of this decision, which was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the D.C. Circuit Court). All amounts associated with Opinion No. 531-A on the first complaint period lowering the base ROE of 11.14 percent to 10.57 percent were refunded by 2015.

On October 16, 2018, FERC issued an order on all four complaints describing how it intended to address the issues that were remanded by the D.C. Circuit Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, the preliminary just and reasonable base ROE for the NETOs, which FERC concludes are of average financial risk, is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent.

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness. In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Midcontinent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the retroactive refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 to reconsider its decision by highlighting several deficiencies including but not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ going forward ROE, and procedural issues related to overlapping complaints.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement ROE of 11.39 percent, resulting in a cap of 12.89 percent including incentives, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. FERC has 60 days to act on the rate proposal and can suspend the proposed rate change for up to five months after the initial 60-day notice. If a settlement is not reached among the parties to the FERC proceeding, Eversource would begin billing the proposed ROE by December 2026 on a subject-to-refund basis after the completion of a hearing on the matter.

As a result of the March 19, 2026 FERC decision, Eversource has determined that a loss is probable and that a range of loss is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax losses of $60.4 million to $932 million, which includes a range of interest of $28.8 million to $256 million, as of March 31, 2026. The low end of the estimated range of loss reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the estimated range of loss includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of approximately $871 million. The range of loss estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision. Based on Eversource’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying this decision as identified in the rehearing request, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act, Eversource does not believe that refunds at the high end of the range for the retroactive period are probable. Eversource continues to challenge the March 19, 2026 FERC decision, but cannot predict the ultimate outcome of these proceedings.

The Company has recorded a current regulatory liability for revenues subject to refund of $60.4 million (pre-tax) as of March 31, 2026, which represents the low end of the range, as no amount within this range is considered a better estimate. The liability recorded reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The liability consists of $28.7 million, $24.2 million and $7.5 million for CL&P, NSTAR Electric and PSNH, respectively, of which $13.7 million, $11.5 million and $3.6 million is accrued interest, respectively, as of March 31, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

The Company’s estimates are based on currently available information; however, it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, and such additional losses could have a material impact on the financial condition, results of operations, and cash flows in a future period.

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

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to accept delivery of, and provide for a permanent facility to store, spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE. The court previously awarded the Yankee Companies damages for Phases I, II, III, and IV of litigation resulting from the DOE's failure to meet its contractual obligations. These Phases covered damages incurred in the years 1998 through 2016, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase V Damages - In March 2021, the Yankee Companies filed Phase V lawsuits against the DOE seeking damages for its continued failure to accept spent nuclear fuel, later expanding the claims to include 2021 costs, bringing total claimed damages to $153.5 million. The parties reached a $145 million agreement in principle to settle the Phase V complaint, approved in November 2024. The Department of Justice filed a notice of appeal in January 2025 on an issue outside the scope of the settlement, with oral arguments expected in 2026.

DOE Phase VI Damages – On March 31, 2026, each of the Yankee Companies filed a sixth set of lawsuits against the DOE in the Court of Federal Claims. The Yankee Companies are seeking monetary damages for CYAPC, YAEC and MYAPC, resulting from the DOE’s failure to begin accepting spent nuclear fuel for disposal covering the years from 2022 to 2025 (DOE Phase VI).

E.    Offshore Wind Sale and Contingent Liability
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

On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind projects to GIP for adjusted gross proceeds of $745 million, which were received at closing. As part of the sale, Eversource and GIP agreed to make certain post-closing purchase price adjustment payments that will impact the final purchase price. The post-closing purchase price adjustment payments include cost sharing obligations that require Eversource to share equally in GIP’s funding obligations up to an effective cap of approximately $240 million of incremental capital expenditure overruns incurred during the construction phase for Revolution Wind, after which Eversource will have responsibility for GIP’s obligations for any additional capital expenditure overruns in excess of this amount. The purchase price is also subject to post-closing adjustments as a result of final project economics, which includes Eversource’s obligation to maintain GIP’s internal rate of return through the construction period for each project as specified in the agreement. For Revolution Wind, purchase price adjustment payments are expected to be completed in late 2026. South Fork Wind has achieved commercial operation, and Eversource made a purchase price adjustment payment related to this project in June 2025. All matters relating to South Fork Wind have been resolved with no material impacts.

Upon the completion of the sales in 2024, Eversource recorded a contingent liability of $365 million, reflecting its estimate of the future obligations under the terms of the sale to GIP. The total sales proceeds were compared to the carrying value of the investments, including the estimate of liability for-post-closing adjustment payments to GIP, and Eversource recognized an aggregate after-tax loss on the sales of its offshore wind investments of $524 million, which included a net $60 million increase in income tax expense including an increase in the valuation allowance for unused capital losses in 2024.

In the third quarter of 2025, Eversource received an updated report from GIP on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on those developments, Eversource recognized a pre-tax charge of $284 million in the third quarter of 2025 as a result of the aggregate impact of these items to increase the liability for purchase price adjustments associated with the offshore wind projects.

Payments made in the first quarter of 2026 reduced the contingent liability and were reflected within investing activities on the statement of cash flows. Payments related to cost overruns for the Revolution Wind project paid to GIP.

Eversource continually evaluates the contingent liability and will reassess the balance as new information becomes available. Based on most recent updates from GIP on the construction status of Revolution Wind, factoring in estimated costs incurred as a result of a second stop-work order for Revolution Wind received on December 22, 2025 and removed on January 12, 2026, revised insurance estimates, and other information currently available, Eversource believes that the contingent liability balance as of March 31, 2026 is an adequate estimate to cover this contingent liability for purchase price adjustments. As of March 31, 2026 and December 31, 2025, the contingent liability totaled $298.2 million and $448.2 million, respectively, and is recorded as a current liability on Eversource’s balance sheets, based upon the timing of expected payments to GIP.

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

It is reasonably possible that as additional updated cost estimates become available, and if additional cost overruns materialize or other adverse changes in facts, regulations and circumstances occur, there could be additional losses and increases to the offshore wind contingent liability, which could be material. The Company will continue to monitor developments and evaluate potential exposures related to this contingency and will revise its estimated liability as additional information becomes available.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2026:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$128.2	$116.2	$94.6	$43.0	$33.6	$—	$—
Long-Term Debt	29,504.2	28,026.9	5,110.7	4,767.4	5,946.7	5,683.4	2,031.9	1,851.6
Rate Reduction Bonds	302.5	294.3	—	—	—	—	302.5	294.3

As of December 31, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$126.1	$116.2	$92.9	$43.0	$33.2	$—	$—
Long-Term Debt	28,265.4	27,055.5	5,110.1	4,844.7	5,945.6	5,752.6	2,031.3	1,874.8
Rate Reduction Bonds	324.1	320.2	—	—	—	—	324.1	320.2

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(20.1)	$(20.5)	$(0.4)	$(26.1)	$(26.5)

Amounts Reclassified from AOCI	—	0.1	0.1	—	2.5	2.5
Net OCI	—	0.1	0.1	—	2.5	2.5
Balance as of End of Period	$(0.4)	$(20.0)	$(20.4)	$(0.4)	$(23.6)	$(24.0)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2026 and December 31, 2025	Issued as of
	Par Value		March 31, 2026	December 31, 2025
Eversource	$5	410,000,000	382,854,501	382,854,501
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

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

Treasury Shares: As of March 31, 2026 and December 31, 2025, there were 6,879,857 and 7,437,621 Eversource common shares held as treasury shares, respectively. As of March 31, 2026 and December 31, 2025, there were 375,974,644 and 375,416,880 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2026 and 2025. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2026 and December 31, 2025. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three months ended March 31, 2026 and 2025, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net Income Attributable to Common Shareholders	$606.8	$550.8
Weighted Average Common Shares Outstanding:
Basic	376,026,090	367,320,246
Dilutive Effect	557,524	357,372
Diluted	376,583,614	367,677,618
Basic and Diluted Earnings Per Common Share	$1.61	$1.50

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,467.8	$844.7	$—	$32.7	$—	$—	$2,345.2
Commercial	833.1	390.4	—	16.2	—	(3.5)	1,236.2
Industrial	97.7	83.6	—	1.1	—	(6.5)	175.9
Total Retail Tariff Sales Revenues	2,398.6	1,318.7	—	50.0	—	(10.0)	3,757.3
Wholesale Transmission Revenues	—	—	632.3	—	—	(466.3)	166.0
Wholesale Market Sales Revenues	521.2	59.4	—	1.1	—	—	581.7
Other Revenues from Contracts with Customers	20.5	1.6	11.1	0.7	484.4	(485.3)	33.0
Total Revenues from Contracts with Customers	2,940.3	1,379.7	643.4	51.8	484.4	(961.6)	4,538.0
Alternative Revenue Programs	(5.5)	(7.6)	(58.9)	1.6	—	29.7	(40.7)
Other Revenues	5.7	1.1	0.1	0.2	—	—	7.1
Total Operating Revenues	$2,940.5	$1,373.2	$584.6	$53.6	$484.4	$(931.9)	$4,504.4

	For the Three Months Ended March 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,489.3	$696.5	$—	$31.4	$—	$—	$2,217.2
Commercial	807.6	305.9	—	15.3	—	(2.0)	1,126.8
Industrial	104.1	67.8	—	1.0	—	(5.9)	167.0
Total Retail Tariff Sales Revenues	2,401.0	1,070.2	—	47.7	—	(7.9)	3,511.0
Wholesale Transmission Revenues	—	—	594.0	—	—	(439.3)	154.7
Wholesale Market Sales Revenues	347.8	62.3	—	1.1	—	—	411.2
Other Revenues from Contracts with Customers	20.8	1.4	3.6	0.6	439.0	(435.8)	29.6
Total Revenues from Contracts with Customers	2,769.6	1,133.9	597.6	49.4	439.0	(883.0)	4,106.5
Alternative Revenue Programs	2.2	6.4	(49.9)	0.6	—	45.2	4.5
Other Revenues	5.9	1.1	0.1	0.3	—	—	7.4
Total Operating Revenues	$2,777.7	$1,141.4	$547.8	$50.3	$439.0	$(837.8)	$4,118.4

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$787.7	$471.2	$208.9	$801.2	$506.2	$181.9
Commercial	304.4	434.5	94.7	344.1	375.7	88.3
Industrial	39.0	34.7	24.0	48.4	30.8	24.9
Total Retail Tariff Sales Revenues	1,131.1	940.4	327.6	1,193.7	912.7	295.1
Wholesale Transmission Revenues	269.2	236.4	126.7	251.1	218.7	124.2
Wholesale Market Sales Revenues	368.7	143.3	9.2	280.0	57.3	10.5
Other Revenues from Contracts with Customers	15.0	13.4	3.7	8.7	11.9	4.3
Total Revenues from Contracts with Customers	1,784.0	1,333.5	467.2	1,733.5	1,200.6	434.1
Alternative Revenue Programs	(32.5)	(16.3)	(15.6)	(18.9)	(9.1)	(19.7)
Other Revenues	2.2	2.4	1.2	2.7	2.4	0.9
Eliminations	(185.6)	(188.5)	(69.3)	(176.1)	(179.7)	(67.3)
Total Operating Revenues	$1,568.1	$1,131.1	$383.5	$1,541.2	$1,014.2	$348.0

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense. Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,940.5	$1,373.2	$584.6	$53.6	$484.4	$(931.9)	$4,504.4
Depreciation and Amortization	(541.7)	(97.5)	(115.2)	(12.4)	(60.6)	4.1	(823.3)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(106.9)	(50.7)	(34.7)
Corporate Shared Services	(121.6)	(30.4)	(21.7)
Storm Costs	(28.9)	—	—
Employee Benefits	(39.1)	(20.9)	(11.7)
Uncollectible Expense	(35.6)	(33.5)	—
Other	(31.3)	(0.3)	(16.3)
Total Operations and Maintenance	(363.4)	(135.8)	(84.4)	(22.7)	(391.8)	491.1	(507.0)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,735.0)	(717.9)	(74.1)	(6.9)	(0.8)	436.7	(2,098.0)
Operating Income	300.4	422.0	310.9	11.6	31.2	—	1,076.1
Interest Expense	(100.0)	(34.0)	(83.1)	(7.2)	(180.2)	39.2	(365.3)
Interest Income	20.5	7.8	0.1	—	39.2	(39.2)	28.4
Other Income, Net	45.0	6.7	14.2	1.7	692.2	(687.0)	72.8
Income Tax (Expense)/Benefit	(61.9)	(107.2)	(61.0)	0.3	26.5	—	(203.3)
Net Income	204.0	295.3	181.1	6.4	608.9	(687.0)	608.7
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$202.8	$295.3	$180.4	$6.4	$608.9	$(687.0)	$606.8
Cash Flows Used for Investments in Plant	$458.9	$152.1	$281.7	$30.8	$85.8	$—	$1,009.3

	For the Three Months Ended March 31, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,777.7	$1,141.4	$547.8	$50.3	$439.0	$(837.8)	$4,118.4
Depreciation and Amortization	(564.7)	(104.5)	(106.8)	(11.2)	(50.6)	2.8	(835.0)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(101.7)	(46.2)	(31.5)
Corporate Shared Services	(116.4)	(30.3)	(21.8)
Storm Costs	(19.9)	—	—
Employee Benefits	(48.6)	(18.6)	(11.7)
Uncollectible Expense	(43.7)	(30.0)	—
Other	(27.4)	2.1	(10.9)
Total Operations and Maintenance	(357.7)	(123.0)	(75.9)	(22.8)	(349.1)	441.0	(487.5)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,580.6)	(605.2)	(69.6)	(6.8)	(1.4)	394.1	(1,869.5)
Operating Income	274.7	308.7	295.5	9.5	37.9	0.1	926.4
Interest Expense	(91.1)	(28.4)	(38.6)	(7.7)	(178.4)	43.4	(300.8)
Interest Income	27.3	6.7	—	—	43.4	(43.4)	34.0
Other Income, Net	35.3	5.5	12.1	0.8	625.7	(621.1)	58.3
Income Tax (Expense)/Benefit	(56.6)	(74.1)	(68.9)	1.0	33.4	—	(165.2)
Net Income	189.6	218.4	200.1	3.6	562.0	(621.0)	552.7
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$188.4	$218.4	$199.4	$3.6	$562.0	$(621.0)	$550.8
Cash Flows Used for Investments in Plant	$489.6	$193.9	$244.8	$28.5	$50.6	$—	$1,007.4

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2026	$35,382.0	$10,919.0	$17,227.4	$2,990.3	$30,549.2	$(32,360.3)	$64,707.6
As of December 31, 2025	34,858.1	10,865.5	17,193.9	2,977.6	29,743.3	(31,851.7)	63,786.7

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2025 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our first quarter 2026 earnings and EPS excluding a charge for the March 2026 FERC decision in the FERC base ROE complaints. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including this item. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the impact of the FERC ROE refund charge is not indicative of our ongoing costs and performance. We view this charge as not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance. Due to the nature and significance of the effect of this item on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We do not provide a reconciliation of guidance from non-GAAP recurring EPS to the most directly comparable GAAP measure of EPS because we are not able to predict with reasonable certainty the amount or nature of all items that will be included in our Net Income Attributable to Common Shareholders or non-GAAP recurring earnings for the year ending December 31, 2026. These items are uncertain, depend on many factors and could have a material impact on our Net Income Attributable to Common Shareholders and non-GAAP recurring earnings for the year ending December 31, 2026, and therefore cannot be made available without unreasonable effort.

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2025 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2025 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $606.8 million, or $1.61 per share, in the first quarter of 2026, compared with $550.8 million, or $1.50 per share, in the first quarter of 2025. Our first quarter 2026 results include an after-tax charge of $43.9 million, or $0.12 per share, resulting from FERC’s March 19, 2026 order in the NETO ROE complaint proceedings, which was recorded within the Transmission segment. Excluding this charge, our non-GAAP earnings were $650.7 million, or $1.73 per share in the first quarter of 2026.

•We revised 2026 non-GAAP earnings guidance to be in the range of $4.57 per share and $4.72 per share taking into account the impact of the prospective reduction to the transmission ROE resulting from the March 19, 2026 FERC order and the potential Aquarion sale. We also expect that our cumulative long-term earnings per share growth rate will be within the range of 5 to 7 percent through 2030, using the adjusted 2026 non-GAAP earnings guidance mid-point of $4.65 per share as the base year. We expect annual earnings growth towards the upper half of the long-term guidance by 2028.

Liquidity:

•Cash flows provided by operating activities totaled $1.32 billion in the first quarter of 2026, compared with $1.04 billion in the first quarter of 2025. Investments in property, plant and equipment totaled $1.01 billion in the first quarter of 2026, compared with $1.01 billion in the first quarter of 2025.

•Cash totaled $270.2 million as of March 31, 2026, compared with $135.4 million as of December 31, 2025. Our available borrowing capacity under our commercial paper programs totaled $2.12 billion as of March 31, 2026.

•In the first quarter of 2026, we issued $1.50 billion of new long-term debt and we repaid $250 million of long-term debt.

•On May 6, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on June 30, 2026 to shareholders of record as of May 18, 2026. On January 27, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, paid on March 31, 2026 to shareholders of record as of March 5, 2026.

Regulatory Developments:

•On March 19, 2026, FERC issued an order in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011. In the decision, FERC applied a revised ROE methodology and found the NETOs’ then-existing base ROE of 11.14 percent was unjust and unreasonable and established a replacement base ROE of 9.57 percent, with an incentive cap of 12.09 percent, for the first complaint period (October 1, 2011 through December 31, 2012), and prospectively effective October 16, 2014. FERC directed the NETOs to issue refunds with interest for applicable refund periods, subsequently extended the refund deadline to May 20, 2027, and dismissed the remaining complaints. As a result of the FERC decision, we determined that a loss is probable and estimated a range of reasonably possible pre-tax losses of $60.4 million to $932 million. We recorded a current regulatory liability of $60.4 million (pre-tax) as of March 31, 2026, which represents the low end of the range as no amount within this range is considered a better estimate. The NETOs have filed a request for rehearing with FERC. Eversource and Avangrid have filed a joint motion requesting a stay of the retroactive refund obligation applicable to the period October 16, 2014 through March 19, 2026 with the U.S. Court of Appeals for the D.C. Circuit Court. While we continue to challenge the March 19, 2026 FERC decision, we cannot predict the ultimate outcome of these proceedings.

•On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC proposing a replacement base ROE of 11.39 percent, resulting in a cap of 12.89 percent including incentives, based on current market data utilizing FERC’s revised ROE methodology. The NETOs requested an effective date of June 30, 2026. FERC has 60 days to act on the rate proposal and can suspend the proposed rate change for up to five months after the initial 60-day notice. If a settlement is not reached among the parties to the FERC proceeding, Eversource would begin billing the proposed ROE by December 2026 on a subject-to-refund basis after the completion of a hearing on the matter.

•On March 25, 2026, PURA approved the sale of the Aquarion water business to the Aquarion Water Authority following remand from the Connecticut Superior Court. The closing of the transaction remains subject to appeals, regulatory processes, and customary closing conditions.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended March 31,
	2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$606.8	$1.61	$550.8	$1.50

Regulated Companies (Non-GAAP)	$728.8	$1.94	$609.8	$1.66
Eversource Parent and Other Companies	(78.1)	(0.21)	(59.0)	(0.16)
Non-GAAP Earnings	$650.7	$1.73	$550.8	$1.50
FERC ROE Refund Charge (after-tax) (1)	(43.9)	(0.12)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$606.8	$1.61	$550.8	$1.50

(1)    In the first quarter of 2026, we recorded a pre-tax charge of $60.4 million as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints. The charge reflects estimated refunds associated with the fifteen-month first complaint period, including interest accrued through March 31, 2026. For further information, see the “FERC Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The impact of higher shares outstanding resulted in $0.04 earnings per share dilution in the first quarter of 2026, as compared to the first quarter of 2025.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$684.9	$1.82	$609.8	$1.66

Electric Distribution	$202.8	$0.54	$188.4	$0.51
Electric Transmission, excluding FERC ROE Refund Charge (Non-GAAP)	224.3	0.60	199.4	0.54
Natural Gas Distribution	295.3	0.78	218.4	0.60
Water Distribution	6.4	0.02	3.6	0.01
Net Income - Regulated Companies (Non-GAAP)	$728.8	$1.94	$609.8	$1.66
FERC ROE Refund Charge (after-tax)	(43.9)	(0.12)	—	—
Net Income - Regulated Companies (GAAP)	$684.9	$1.82	$609.8	$1.66

Our electric distribution segment earnings increased $14.4 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025, from CL&P's capital tracking mechanism due to increased electric system improvements and from NSTAR Electric’s Advanced Metering Infrastructure (AMI) capital tracking mechanism. Those earnings increases were partially offset by higher interest expense, higher depreciation expense, higher operations and maintenance expense and higher property tax expense.

Our electric transmission segment earnings decreased $19.0 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to the $43.9 million after-tax charge for the March 19, 2026 FERC decision in the FERC base ROE complaints. Excluding this charge, our electric transmission segment earnings increased $24.9 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher non-refundable transmission revenues, partially offset by higher interest expense.

Our natural gas distribution segment earnings increased $76.9 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to higher revenues from base distribution rate increases effective November 1, 2025 at Yankee Gas, at NSTAR Gas and at EGMA, and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher operations and maintenance, higher depreciation expense, higher property tax expense, a higher effective tax rate and higher interest expense.

Our water distribution segment earnings increased $2.8 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to higher revenues, partially offset by higher depreciation expense.

Eversource Parent and Other Companies: Eversource parent and other companies losses increased by $19.1 million in the first quarter of 2026, as compared to the first quarter of 2025, due primarily to higher income tax expense and higher interest expense.

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

Cash totaled $270.2 million as of March 31, 2026, compared with $135.4 million as of December 31, 2025.

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

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement.. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$533.0	$1,280.0	$1,467.0	$720.0	4.08%	3.98%
NSTAR Electric Commercial Paper Program	—	245.4	650.0	404.6	—%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of March 31, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2026, September 2026, October 2026 or May 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of March 31, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of March 31, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $79.4 million and $49.3 million, respectively. As of March 31, 2026, there were intercompany loans from Eversource parent to CL&P of $39.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On March 3, 2026, PSNH filed a petition with the NHPUC requesting authorization to issue up to $200.0 million in long-term debt through December 31, 2026.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
Eversource Parent Series A Junior Notes (1)	6.10%	$750.0	February 2026	August 2056	Repay Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	$750.0	February 2026	August 2056	Repay Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	$(250.0)	March 2026	March 2026	Paid at maturity

(1)    The Eversource Parent Series A Junior Subordinated Notes bear interest at a fixed rate of 6.10 percent per year from August 15, 2026 to August 14, 2031. Thereafter, the interest rate resets every five years, commencing on August 15, 2031, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.521 percent.

(2)     The Eversource Parent Series B Junior Subordinated Notes bear interest at a fixed rate of 6.35 percent per year from August 15, 2026 to August 14, 2036. Thereafter, the interest rate resets every five years, commencing on August 15, 2036, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.325 percent.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $6.1 million of interest payments in the first quarter of 2026, and paid $21.6 million of RRB principal payments and $6.9 million of interest payments in the first quarter of 2025.

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

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas and water. Cash flows provided by operating activities totaled $1.32 billion in the first quarter of 2026, compared with $1.04 billion in the first quarter of 2025. Operating cash flows were favorably impacted by a $65.0 million increase in income tax refunds received in 2026 compared to 2025, an increase in regulatory recoveries for retail and wholesale transmission costs driven by the timing of collections, a $26.2 million decrease in cost of removal expenditures, the timing of cash collections on our accounts receivable, a $17.9 million decrease in cash payments to vendors for storm costs, and the timing of other working capital items. These favorable impacts were partially offset by a decrease in regulatory recoveries for CL&P’s SBC and natural gas regulatory cost tracking mechanisms driven primarily by the timing of collections and the timing of cash payments made on our accounts payable. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Additionally, under a winter electric bill relief program in Massachusetts, bill credits were provided to electric and natural gas customers in the first quarter of 2026, which resulted in delayed collections that will be recovered later in 2026, and were partially offset by proceeds of $84.1 million received from the Commonwealth of Massachusetts at NSTAR Electric in January 2026 to fund a portion of the bill relief.

On May 6, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on June 30, 2026 to shareholders of record as of May 18, 2026. On January 27, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, paid on March 31, 2026 to shareholders of record as of March 5, 2026. In the first quarter of 2026, we paid cash dividends of $290.0 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $296.0 million. In the first quarter of 2025, we paid cash dividends of $270.2 million and issued non-cash dividends of $6.0 million in the form of treasury shares, totaling dividends of $276.2 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first quarter of 2026, CL&P and PSNH paid $88.4 million and $38.9 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first quarter of 2026, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $1.01 billion, $248.4 million, $381.7 million, and $110.5 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

For our offshore wind contingent liability, payments made in the first quarter of 2026 reduced the liability and were reflected within investing activities on the statement of cash flows. Payments related to cost overruns for the Revolution Wind project paid to GIP.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2025 Form 10-K.

Credit Ratings: On February 23, 2026, the junior subordinated debt of Eversource parent was assigned new ratings from S&P of BBB-, Moody’s of Baa3 and Fitch of BB+.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $813.1 million in the first quarter of 2026, compared to $1.04 billion in the first quarter of 2025.  These amounts included $67.7 million and $51.4 million in the first quarter of 2026 and 2025, respectively, at Eversource Service and The Rocky River Realty Company primarily for information technology and facilities upgrades.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $17.0 million in the first quarter of 2026, as compared to the first quarter of 2025.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
CL&P	$87.1	$79.8
NSTAR Electric	89.3	89.4
PSNH	38.3	62.5
Total Electric Transmission	$214.7	$231.7

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Environmental permits are acquired to support ongoing construction activities. Additional required permits for transmission line trenchless crossings, including a license from the MA DEP, are expected to be approved by the end of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total estimated project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of March 31, 2026, $231.6 million has been spent on the project, with $180.0 million for transmission and $51.6 million for distribution.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2026
Basic Business	$91.3	$129.9	$23.9	$245.1	$27.9	$3.2	$276.2
Aging Infrastructure	21.9	80.9	18.6	121.4	59.2	23.6	204.2
Load Growth and Other	19.4	24.0	1.8	45.2	4.9	0.2	50.3
Total Distribution	$132.6	$234.8	$44.3	$411.7	$92.0	$27.0	$530.7
2025
Basic Business	$83.3	$127.8	$28.3	$239.4	$51.2	$3.7	$294.3
Aging Infrastructure	28.8	118.7	30.0	177.5	136.6	20.3	334.4
Load Growth and Other	24.2	79.6	13.9	117.7	6.7	0.1	124.5
Total Distribution	$136.3	$326.1	$72.2	$534.6	$194.5	$24.1	$753.2

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

Aquarion Sale Status: On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion to the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority. In June 2024, a Connecticut law chartered AWA and enabled it to acquire, own and operate Aquarion as a not-for-profit water authority. Subject to certain closing adjustments, the aggregate enterprise value of the sale is approximately $2.4 billion in cash, which included approximately $1.6 billion for the equity and $800 million of net debt that will either be extinguished at closing or transferred to the buyer. Eversource plans to use the net proceeds from sale to pay down parent company debt.

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

On March 25, 2026, upon remand from the Connecticut Superior Court, PURA reversed its November 2025 decision and approved the sale of Aquarion to AWA. As conditions of PURA’s approval, prior to closing, Eversource will contribute $10 million into a rate stabilization fund for the future benefit of Aquarion customers and will return to customers revenues collected and held in escrow related to the 2022 rate case appeal.

Despite PURA approval of the transaction, legal opposition, including the potential for appeals, introduces significant uncertainty regarding the ultimate timing and consummation of the sale. As a result, the Company cannot assert that the sale of Aquarion is probable and concluded that the held‑for‑sale criteria were not met as of March 31, 2026. Closing of the transaction remains subject to finalization of working capital and other transaction-related adjustments and final closing costs, which could result in a loss recognized either upon meeting held for sale classification and measurement or at the time of sale.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints were filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively, the Complainants). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the New England Transmission Owners’ (NETOs’) base return on equity (ROE) of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE billed of 10.57 percent and the maximum ROE including transmission incentives (incentive cap) of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. The NETOs filed an appeal of this decision, which was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the D.C. Circuit Court). All amounts associated with Opinion No. 531-A on the first complaint period lowering the base ROE of 11.14 percent to 10.57 percent were refunded by 2015.

On October 16, 2018, FERC issued an order on all four complaints describing how it intended to address the issues that were remanded by the D.C. Circuit Court. FERC proposed a new framework to determine (1) whether an existing ROE is unjust and unreasonable and, if so, (2) how to calculate a replacement ROE. The FERC order included illustrative calculations for the first complaint using FERC's proposed frameworks with financial data from that complaint. Those illustrative calculations indicated that for the first complaint period, the preliminary just and reasonable base ROE for the NETOs, which FERC concludes are of average financial risk, is 10.41 percent and the preliminary incentive cap on total ROE is 13.08 percent.

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness. In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Midcontinent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the retroactive refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 to reconsider its decision by highlighting several deficiencies including but not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ going forward ROE, and procedural issues related to overlapping complaints.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement ROE of 11.39 percent, resulting in a cap of 12.89 percent including incentives, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. FERC has 60 days to act on the rate proposal and can suspend the proposed rate change for up to five months after the initial 60-day notice. If a settlement is not reached among the parties to the FERC proceeding, Eversource would begin billing the proposed ROE by December 2026 on a subject-to-refund basis after the completion of a hearing on the matter.

As a result of the March 19, 2026 FERC decision, Eversource has determined that a loss is probable and that a range of loss is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax losses of $60.4 million to $932 million, which includes a range of interest of $28.8 million to $256 million, as of March 31, 2026. The low end of the estimated range of loss reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the estimated range of loss includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of approximately $871 million. The range of loss estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision. Based on Eversource’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying this decision as identified in the rehearing request, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act, Eversource does not believe that refunds at the high end of the range for the retroactive period are probable. Eversource continues to challenge the March 19, 2026 FERC decision, but cannot predict the ultimate outcome of these proceedings.

The Company has recorded a current regulatory liability for revenues subject to refund of $60.4 million (pre-tax) as of March 31, 2026, which represents the low end of the range, as no amount within this range is considered a better estimate. The liability recorded reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The liability consists of $28.7 million, $24.2 million and $7.5 million for CL&P, NSTAR Electric and PSNH, respectively, of which $13.7 million, $11.5 million and $3.6 million is accrued interest, respectively, as of March 31, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

The Company’s estimates are based on currently available information; however, it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, and such additional losses could have a material impact on the financial condition, results of operations, and cash flows in a future period.

The reduction in the base ROE from 10.57 percent to 9.57 percent is expected to lower Eversource's future annual after-tax earnings by approximately $70 million, estimated using 2025 rate base, and would increase over time as we continue to invest in our transmission infrastructure. The change in the related specific transmission incentive adders would partially offset the reduced annual after-tax earnings by approximately $5 million.

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

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first quarter of 2026, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K.

Connecticut:

CL&P Storm Proceeding: On March 28, 2024, PURA established a prudency review proceeding to evaluate costs reported by CL&P for catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023. Storm costs reported by CL&P for this six-year period total approximately $978 million. On July 25, 2025, CL&P filed a supplement to include carrying charges calculated at the weighted average cost of capital on the deferred storm costs totaling $246 million, which reflects CL&P’s actual financing costs on the unpaid storm costs from the date the deferred storm costs first began to accrue through May 2025. These carrying charges have not been deferred on the balance sheet. On December 13, 2025, PURA opened a new proceeding for the prudency determination of CL&P’s 2018 to 2023 storm costs either by a settled or litigated process. A final decision is expected on or about July 29, 2026. Although we cannot predict the ultimate outcome of this storm proceeding, we continue to believe these deferred storm restoration costs were prudently incurred and are probable of recovery.

On May 4, 2026, PURA issued a notice of proceeding to consider whether the issuance of rate reduction bonds for the securitization of approved storm costs is in the best interest of rate payers. A timeline in this proceeding has not yet been established.

CL&P RAM Filing: On April 22, 2026, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective May 1, 2026 through April 30, 2027. The rates include recovery of over- or under-collection balances as of December 31, 2025, actual costs from the prior year, and adjustments to incorporate certain known and measurable cost changes not reflected in prior year costs that CL&P will incur in 2026. As part of the RAM decision, PURA approved incremental funding of $100 million of storm restoration costs through the Competitive Transition Assessment (CTA) rate, for the period May 1, 2026 to April 30, 2027. This incremental funding is intended to provide interim recovery for a portion of CL&P’s deferred storm costs, subject to PURA’s final prudency determinations in the related storm cost proceedings.

Yankee Gas Distribution Rate Case: On March 11, 2026, PURA issued a final decision on its December 15, 2025 reconsideration in the Yankee Gas distribution rate case, increasing Yankee Gas' approved revenue requirement to $806.7 million annually, effective November 1, 2025. The $4.4 million increase reflects an authorized regulatory ROE of 9.48 percent, including removal of a 16 basis point ROE reduction, and the correction of certain computational errors identified in their November 5, 2025 distribution rate case final decision. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $100.1 million. PURA reaffirmed the disallowance of certain capitalized employee compensation costs. It also clarified that while there will be an annual cap on the contemporaneous cost recovery of aging infrastructure replacement through the Distribution Integrity Management Program rate tracking mechanism, any costs spent in excess of that annual cap will be deferred for recovery to the next rate case. The final decision on reconsideration resulted in a net pre-tax benefit to earnings of $3.2 million at Yankee Gas in the first quarter of 2026.

Aquarion Water Company of Connecticut Distribution 2026 Rate Case: On March 2, 2026, Aquarion Water Company of Connecticut (AWC-CT) filed an application with PURA to amend its existing rate schedules to address an operating revenue deficiency. AWC-CT’s rate application requested approval of an increase to authorized revenues of $87.6 million for the rate year beginning November 25, 2026, comprised of a proposed base rate increase of $61.4 million inclusive of capital projects placed into service between 2022 and June 2026 and a surcharge revenue requirement of $26.2 million inclusive of capital additions between July 2026 and June 2027. On April 21, 2026, PURA issued correspondence in this proceeding revising the application date to April 8, 2026 and establishing a procedural schedule for the docket. Proposed and final decisions are expected from PURA on November 17, 2026 and December 23, 2026, respectively.

Massachusetts:

Massachusetts 2026 Winter Bill Relief Program: In February 2026, NSTAR Electric, NSTAR Gas and EGMA implemented a winter electric and natural gas bill relief program, as approved by the DPU. Under this program, in February and March 2026, Massachusetts residential electric customers received an aggregate bill reduction of approximately 25 percent, a portion of which was funded by the Commonwealth of Massachusetts, and residential natural gas customers received an aggregate bill reduction of approximately 10 percent. These bill credits were deferred and will be recovered between April and December 2026 for electric customers and between May and October 2026 for natural gas customers. No carrying charges will be collected. The bill relief program results in delayed collections from customers, impacting the timing of cash flows. Proceeds of $84.1 million were received by NSTAR Electric from the Commonwealth of Massachusetts in January 2026 and reduced regulatory assets recorded on its balance sheet in the first quarter of 2026.

Legislative, Policy and Legal Matters

Massachusetts: On March 16, 2026, Massachusetts Governor Healey signed Executive Order No. 654, which establishes a statewide plan to expand energy supply, affordability, and reliability. The order sets targets of ten GW of new energy resources and five GW of energy storage online or under development by 2035. Resources includes solar, wind, storage, nuclear, geothermal, natural gas, and demand‑side resources such as energy efficiency, virtual power plants, and managed EV charging.  The order directs state agencies to streamline permitting, reform interconnection and procurement processes, diversify fuel supply, and strengthen grid resilience to ensure Massachusetts can meet projected load growth while keeping energy affordable and reliable. It directs the DPU to require electric distribution companies to accelerate interconnection, implement flexible interconnection and cost-recovery mechanisms, and advance time-of-use rates and distributed energy resources. The order also promotes coordination with utilities to streamline solar and storage deployment and modernize grid infrastructure. For natural gas, it underscores the continued role of existing infrastructure, while requiring evaluation of gas supply and storage capacity and delivery capabilities to promote energy affordability and reliability.

New Hampshire: On April 15, 2026, New Hampshire enacted legislation authorizing electric utilities to recover certain storm‑related costs through securitization, subject to approval by the NHPUC. Under the legislation, eligible storm costs include prudently incurred costs associated with storm preparation, emergency response, and system restoration activities, as well as related financing and transaction costs. Recovery through securitization would occur pursuant to one or more NHPUC finance orders issued following a utility petition and hearing process. If approved, securitized costs would be recovered over a defined period through customer charges designed to provide timely recovery of principal, interest, and associated expenses, generally at interest rates lower than PSNH’s authorized return on equity. This legislation provides a potential alternative to traditional storm cost recovery mechanisms and is intended to mitigate the near‑term cash flow and customer bill impacts of significant storm events. While the legislation does not affect the recovery of storm costs previously incurred, it may influence the manner and timing of recovery of qualifying storm costs incurred in future periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2025 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Refer to Note 9C, “Commitments and Contingencies - FERC ROE Complaints” to the financial statement for further discussion of the critical estimates surrounding the FERC regulatory liability. Also refer to Note 9E, “Commitments and Contingencies - Offshore Wind Sale and Contingent Liability,” to the financial statements for further discussion of the critical accounting estimates surrounding the offshore wind contingent liability.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Increase/(Decrease)
Operating Revenues	$4,504.4	$4,118.4	$386.0
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,518.2	1,340.3	177.9
Operations and Maintenance	507.0	487.5	19.5
Depreciation	420.5	379.6	40.9
Amortization	402.8	455.4	(52.6)
Energy Efficiency Programs	291.5	257.6	33.9
Taxes Other Than Income Taxes	288.3	271.6	16.7
Total Operating Expenses	3,428.3	3,192.0	236.3
Operating Income	1,076.1	926.4	149.7
Interest Expense	365.3	300.8	64.5
Other Income, Net	101.2	92.3	8.9
Income Before Income Tax Expense	812.0	717.9	94.1
Income Tax Expense	203.3	165.2	38.1
Net Income	608.7	552.7	56.0
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$606.8	$550.8	$56.0

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Decrease	Sales Volumes (MG)		Percentage Increase/(Decrease)
Three Months Ended March 31:	2026	2025		2026	2025		2026	2025
Traditional	2,067	2,030	1.8%	—	—	—%	325	320	1.6%
Decoupled	11,258	10,942	2.9%	67,243	68,286	(1.5)%	4,830	4,976	(2.9)%
Total Sales Volumes	13,325	12,972	2.7%	67,243	68,286	(1.5)%	5,155	5,296	(2.7)%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Increase/ (Decrease)
Electric Distribution	$2,940.5	$2,777.7	$162.8
Natural Gas Distribution	1,373.2	1,141.4	231.8
Electric Transmission	584.6	547.8	36.8
Water Distribution	53.6	50.3	3.3
Other	484.4	439.0	45.4
Eliminations	(931.9)	(837.8)	(94.1)
Total Operating Revenues	$4,504.4	$4,118.4	$386.0

Electric and Natural Gas Distribution Revenues:
Base Distribution Revenues: Base distribution rates are the approved, regulated charges to recover the utility’s cost of service, including operations and building and maintaining infrastructure, that allow utilities to recover investments and earn a reasonable return. Base distribution rates are established in base rate proceedings and approved by state regulators. Fluctuations in base distribution revenues impact earnings. Base distribution revenues include the impact of the revenue decoupling mechanism, which qualifies as an alternative revenue program (ARP). The increase at Electric Distribution is due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025. The increase at Natural Gas Distribution is due primarily to base distribution rate increases effective November 1, 2025 at Yankee Gas, at NSTAR Gas and at EGMA.

	For the Three Months Ended March 31,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase
Base Distribution Revenues	$765.5	$741.8	$23.7	$608.4	$426.2	$182.2

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 30, 2025, the DPU approved a $55.1 million increase to base distribution rates for effect on January 1, 2026.

On July 31, 2024, the NHPUC approved a settlement agreement to implement a temporary annual base distribution rate increase of $61.2 million effective August 1, 2024 at PSNH. On July 25, 2025, the NHPUC approved a permanent rate increase of $100.7 million, effective August 1, 2025, inclusive of the temporary rate increase.

NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On October 30, 2024, the DPU approved the annual PBR Adjustment filing for a $12.7 million increase to base distribution rates for effect on November 1, 2024. On October 29, 2025, the DPU approved a $117.6 million increase to base distribution rates for effect on November 1, 2025. On January 16, 2026, the DPU approved a joint settlement agreement between NSTAR Gas and the Massachusetts Office of the Attorney General that allowed for a $45.0 million increase to base distribution rates effective January 1, 2026 related to non-GSEP plant additions.

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

PURA issued a final decision in the Yankee Gas distribution rate case on November 5, 2025 that was subsequently updated on March 11, 2026, that included a distribution rate increase of $86.7 million, effective November 1, 2025. The approved revenue requirement includes a previously recorded rate credit of $37.4 million plus carrying charges for non-firm margin credits over three years beginning November 1, 2025. Excluding the rate credit, the distribution rate increase totaled $100.1 million.

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others,
•energy supply and natural gas supply procurement;
•electric retail transmission charges;

•state-mandated charges incurred in furtherance of grid reliability, affordability, clean energy and other energy policy directives from the state, such as energy purchase agreements required by legislation and regulation and other energy-related costs, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), hardship and low income programs, net metering for distributed generation, and additionally for NSTAR Electric solar-related programs; and
•other delivery costs, such as certain capital tracking mechanisms for infrastructure improvements, and additionally for the Massachusetts utilities, pension and PBOP benefits.

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

The variance in tracked distribution revenues is due primarily to the following:

	For the Three Months Ended March 31,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$576.2	$506.7	$69.5	$533.1	$406.9	$126.2
Retail transmission	521.2	450.5	70.7	—	—	—
State-mandated charges	353.1	547.4	(194.3)	143.0	141.2	1.8
Other delivery	179.6	160.8	18.8	21.7	100.2	(78.5)
Wholesale Market Sales Revenue	521.2	347.8	173.4	59.4	62.3	(2.9)

Operating Revenues do not directly correlate to charges on a customer’s bill and cannot be used to determine the percentage of a customer’s bill that contributes to various charges or programs. Differences between total company operating revenues and rates on a customer’s bill can arise due to customer class allocations and rate design, application of regulatory accounting, and other factors. For customers who have contracted with competitive third-party suppliers or gas supply operators, revenue is not recorded for the sale of the electricity or natural gas commodity, which, for those customers, represents a significant portion of a bill but is not reflected in total company operating revenues.

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

Energy supply procurement: The increase in energy supply procurement within both electric distribution and natural gas distribution for the three month period was driven by higher average prices and higher average supply-related sales volumes.

State-mandated charges: The variance in state-mandated charges for the three month period was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

CL&P is required by both state legislation and regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered in 2019. NSTAR Electric is required by both state legislation and regulation to purchase renewable hydroelectric energy and renewable energy attributes from Hydro-Québec under a DPU-approved PPA entered in 2018. CL&P and NSTAR Electric do not have legislative authority to use this purchased output to serve their customer loads and therefore they sell the energy into the wholesale market and use the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P retail FMCC rate and the retail LTRCA rate at NSTAR Electric. CL&P and NSTAR Electric do not earn any margin or return from the sale of these contracted outputs, which solely offsets the cost of the legislatively required purchases from Millstone and Seabrook for CL&P and Hydro-Québec for NSTAR Electric. Changes in CL&P’s NBFMCC and NSTAR Electric’s LTRCA retail revenues and CL&P’s and NSTAR Electric’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense (for CL&P) or purchased power expense (for NSTAR Electric).

Wholesale market sales revenue: The increase in electric distribution wholesale market sales revenue for the three month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P and NSTAR Electric. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $112.71 per MWh for the three months ended March 31, 2026, as compared to $99.02 per MWh for the same period in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. The increase in wholesale market revenues at NSTAR Electric is due primarily to the sale of output from the Hydro-Québec PPA, which began in the first quarter of 2026. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Electric Transmission Revenues:  Electric transmission revenues increased $36.8 million for the three month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher non-refundable transmission revenues. This increase was partially offset by the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints of $31.6 million. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs.  These electric and natural gas supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  The variance in Purchased Power, Purchased Natural Gas and Transmission expense is due to the following:

(Millions of Dollars)	Three Months Ended
Energy supply procurement costs	$70.9
Other electric distribution costs	(10.7)
Natural gas supply costs	95.8
Transmission costs	64.5
Eliminations	(42.6)
Total Purchased Power, Purchased Natural Gas and Transmission	$177.9

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The decrease in other electric distribution costs for the three month period is due primarily to lower net metering costs at NSTAR Electric, lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and a decrease in transition costs at PSNH resulting from higher Regional Greenhouse Gas Initiatives (RGGI) proceeds received, which are credited back to customers. These decreases were partially offset by an increase in the LTRCA related to NSTAR Electric’s PPA with Hydro-Québec, for which costs began in the first quarter 2026.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average prices, higher average purchased volumes, and an increase in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system. The increase in transmission costs for the three month period was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network, and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	Three Months Ended
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$9.0
Employee-related expenses (including labor and benefits)	(8.0)
Shared corporate costs (including IT system depreciation at Eversource Service)	5.3
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	(5.1)
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	0.7
Total Base Electric Distribution (Non-Tracked Costs)	1.9
Tracked Electric Costs (Electric Distribution and Electric Transmission)	12.3
Total Electric Distribution and Electric Transmission	14.2
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense and employee-related expenses	19.6
Tracked Costs - Decrease due primarily to lower uncollectible expense	(6.8)
Total Natural Gas Distribution	12.8
Water Distribution	(0.1)
Eversource Parent and Other Companies - other operations and maintenance	42.6
Eliminations	(50.0)
Total Operations and Maintenance	$19.5

Depreciation expense increased for the three month period due primarily to higher net plant in service balances and higher depreciation rates at Yankee Gas resulting from the November 2025 rate case decision.

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

The variance in Amortization for the three month period is due primarily to the deferral adjustments of energy-related and other tracked costs at CL&P (included in the SBC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

The CL&P SBC retail rates in effect in the first quarter of 2026 were lower than those in the first quarter of 2025. These lower collections resulted in a corresponding decrease to amortization expense of $37.4 million for the CL&P SBC deferral adjustment.

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

Taxes Other Than Income Taxes expense increased for the three month period due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher Connecticut gross earnings taxes.

Interest Expense increased for the three month period due to the following:

(Millions of Dollars)	Three Months Ended
Long-term debt	$31.4
Capitalized AFUDC related to debt funds	(1.8)
Amortization of debt discounts and premiums, net	0.6
Regulatory deferrals (due primarily to interest expense accrued on the FERC ROE regulatory liability of $28.8 million recorded in the first quarter of 2026)	46.9
Short-term notes payable	(12.2)
RRBs	(0.4)
Total Interest Expense	$64.5

Other Income, Net increased for the three month period due to the following:

(Millions of Dollars)	Three Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$11.6
Interest Income (primarily on regulatory deferrals)	(5.6)
Equity in Earnings of Unconsolidated Affiliates	(2.2)
Investment Income/(Loss)	2.3
Other	2.8
Total Other Income, Net	$8.9

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($19.8 million), higher state taxes ($10.1 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($12.2 million), partially offset by an increase in amortization of EDIT ($3.2 million) and lower share-based payment tax deficiency ($0.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Operating Revenues	$1,568.1	$1,541.2	$26.9	$1,131.1	$1,014.2	$116.9	$383.5	$348.0	$35.5
Operating Expenses:
Purchased Power and Transmission	588.1	494.2	93.9	310.2	308.9	1.3	89.2	80.0	9.2
Operations and Maintenance	190.3	189.2	1.1	196.7	174.1	22.6	61.5	71.0	(9.5)
Depreciation	111.8	106.7	5.1	119.3	108.0	11.3	44.4	40.5	3.9
Amortization of Regulatory Assets, Net	280.0	343.2	(63.2)	74.7	52.3	22.4	26.7	20.9	5.8
Energy Efficiency Programs	36.2	51.6	(15.4)	108.2	63.4	44.8	10.5	12.2	(1.7)
Taxes Other Than Income Taxes	120.6	115.2	5.4	75.7	75.9	(0.2)	27.3	25.8	1.5
Total Operating Expenses	1,327.0	1,300.1	26.9	884.8	782.6	102.2	259.6	250.4	9.2
Operating Income	241.1	241.1	—	246.3	231.6	14.7	123.9	97.6	26.3
Interest Expense	74.2	50.0	24.2	80.3	59.2	21.1	28.6	20.6	8.0
Other Income, Net	17.6	17.6	—	51.7	46.3	5.4	10.5	10.8	(0.3)
Income Before Income Tax Expense	184.5	208.7	(24.2)	217.7	218.7	(1.0)	105.8	87.8	18.0
Income Tax Expense	45.2	52.5	(7.3)	51.7	51.5	0.2	26.0	21.5	4.5
Net Income	$139.3	$156.2	$(16.9)	$166.0	$167.2	$(1.2)	$79.8	$66.3	$13.5

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Three Months Ended March 31,
	2026	2025	Percentage Increase
CL&P	5,397	5,204	3.7%
NSTAR Electric	5,861	5,738	2.1%
PSNH	2,067	2,030	1.8%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased $26.9 million at CL&P, $116.9 million at NSTAR Electric, and $35.5 million at PSNH for the three month period.

Base Distribution Revenues: Base distribution rates are the approved, regulated charges to recover the utility’s cost of service, including operations and building and maintaining infrastructure, that allow utilities to recover investments and earn a reasonable return. Base distribution rates are established in base rate proceedings and approved by state regulators. Fluctuations in base distribution revenues impact earnings. Base distribution revenues include the impact of the revenue decoupling mechanism, which qualifies as an ARP. The increases at NSTAR Electric and PSNH are due to base distribution rate increases effective January 1, 2026 and August 1, 2025, respectively.

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase	2026	2025	Increase
Base Distribution Revenues	$296.0	$296.0	$—	$330.7	$317.7	$13.0	$138.8	$128.1	$10.7

Tracked Distribution Revenues: Tracked distribution revenues consist of certain costs that are recovered from customers in retail rates on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and therefore, recovery of these costs has no impact on earnings. Costs recovered through cost tracking mechanisms include, among others,
•energy supply procurement;
•retail transmission charges;
•state-mandated charges incurred in furtherance of grid reliability, affordability, clean energy and other energy policy directives from the state, such as energy purchase agreements required by legislation and regulation and other energy-related costs, energy efficiency program costs, electric restructuring and stranded cost recovery revenues (including securitized RRB charges), hardship and low income programs, net metering for distributed generation, and additionally for NSTAR Electric solar-related programs; and
•other delivery costs, such as certain capital tracking mechanisms for infrastructure improvements, and additionally for NSTAR Electric, pension and PBOP benefits.
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

The variance in tracked distribution revenues is due primarily to the following:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$380.6	$301.3	$79.3	$105.9	$140.1	$(34.2)	$89.7	$65.3	$24.4
Retail transmission	213.3	157.8	55.5	229.7	223.5	6.2	78.2	69.2	9.0
State-mandated charges	159.7	362.5	(202.8)	172.8	153.8	19.0	20.6	31.1	(10.5)
Other delivery	77.4	76.6	0.8	102.1	82.9	19.2	0.1	1.3	(1.2)
Wholesale Market Sales Revenue	368.7	280.0	88.7	143.3	57.3	86.0	9.2	10.5	(1.3)

Operating Revenues do not directly correlate to charges on a customer’s bill and cannot be used to determine the percentage of a customer’s bill that contributes to various charges or programs. Differences between total company operating revenues and rates on a customer’s bill can arise due to customer class allocations and rate design, application of regulatory accounting, and other factors. For customers who have contracted with competitive third-party suppliers, revenue is not recorded for the sale of the electricity commodity, which, for those customers, represents a significant portion of a bill but is not reflected in total company operating revenues.

Fluctuations in retail tariff tracked revenues are driven by adjustments to retail rates to recover costs and changes in sales volumes.

Energy supply procurement: The increase in energy supply procurement at CL&P and PSNH for the three month period was driven by higher average prices and higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric for the three month period was driven by lower average supply-related sales volumes, partially offset by higher average prices.

State-mandated charges: The variance in state-mandated charges for the three month period was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

CL&P is required by both state legislation and regulation to purchase electric generation from Millstone and Seabrook under PURA-approved PPAs entered in 2019. NSTAR Electric is required by both state legislation and regulation to purchase renewable hydroelectric energy and renewable energy attributes from Hydro-Québec under a DPU-approved PPA entered in 2018. CL&P and NSTAR Electric do not have legislative authority to use this purchased output to serve their customer loads and therefore they sell the energy into the wholesale market and use the proceeds from the energy sales to offset the contract costs. The net cost or net sales amount is recovered from, or refunded to, customers in the non-bypassable component of the CL&P retail FMCC rate and the retail LTRCA rate at NSTAR Electric. CL&P and NSTAR Electric do not earn any margin or return from the sale of these contracted outputs, which solely offsets the cost of the legislatively required purchases from Millstone and Seabrook for CL&P and Hydro-Québec for NSTAR Electric. Changes in CL&P’s NBFMCC and NSTAR Electric’s LTRCA retail revenues and CL&P’s and NSTAR Electric’s wholesale market sales, as compared to the actual costs incurred, are deferred on the income statement by an offset to amortization expense (for CL&P) or purchased power expense (for NSTAR Electric).

Wholesale market sales revenue: The increase in wholesale market sales revenue for the three month period was due primarily to higher average electricity market prices received for wholesale sales at CL&P and NSTAR Electric. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $112.71 per MWh for the three months ended March 31, 2026, as compared to $99.02 per MWh for the same period in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. The increase in wholesale market revenues at NSTAR Electric is due primarily to the sale of output from the Hydro-Québec PPA, which began in the first quarter of 2026. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Transmission Revenues: Transmission revenues increased $15.2 million at CL&P, $15.6 million at NSTAR Electric, and $6.0 million at PSNH for the three month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher non-refundable transmission revenues. These increases were partially offset by the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints of $15.0 million, $12.7 million, and $3.9 million for CL&P, NSTAR Electric and PSNH, respectively. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eliminations: Eliminations are related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $9.5 million at CL&P, $8.8 million at NSTAR Electric, and $2.0 million at PSNH for the three month period.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and transmission costs. These energy supply procurement costs, other energy-related costs, and transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$80.2	$(34.1)	$24.8
Other electric distribution costs	(27.4)	38.2	(21.5)
Transmission costs	50.6	6.0	7.9
Eliminations	(9.5)	(8.8)	(2.0)
Total Purchased Power and Transmission	$93.9	$1.3	$9.2

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The variance in other electric distribution costs at NSTAR Electric is due primarily to an increase in the LTRCA related to NSTAR Electric’s PPA with Hydro-Québec, for which costs began in the first quarter of 2026, partially offset by lower net metering costs, at CL&P is due to lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism, and at PSNH is due to a decrease in transition costs resulting from higher RGGI proceeds received, which are credited back to customers.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system.

•The increase in transmission costs at CL&P was due primarily to an increase in costs billed by ISO-NE that support regional grid investments, an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in costs billed by ISO-NE and an increase in Local Network Service charges, partially offset by a decrease in the retail transmission cost deferral.
•The increase in transmission costs at PSNH was due primarily to an increase in costs billed by ISO-NE, an increase in Local Network Service charges, and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$0.6	$7.9	$0.5
Shared corporate costs (including IT system depreciation at Eversource Service)	1.4	3.3	0.6
Employee-related expenses (including labor and benefits)	(4.3)	0.1	(3.8)
Vegetation Management	4.7	1.4	(6.4)
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	4.4	(7.7)	(1.8)
Operations-related expenses (including vendor services, vehicles and materials)	0.4	2.9	(2.3)
Total Base Electric Distribution (Non-Tracked Costs)	7.2	7.9	(13.2)
Total Tracked Costs - Increase at NSTAR Electric due primarily to higher transmission expense and higher uncollectible expense	(6.1)	14.7	3.7
Total Operations and Maintenance	$1.1	$22.6	$(9.5)

Depreciation expense increased for the three month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets, Net for the three month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P SBC retail rates in effect in the first quarter 2026 were lower than those in the first quarter of 2025. These lower collections resulted in a corresponding decrease to amortization expense of $37.4 million for the CL&P SBC deferral adjustment.
•The variance at NSTAR Electric was due primarily to the deferral adjustment of costs included in the solar facilities regulatory mechanism and higher recoveries of storm costs recovered in rates, partially offset by the deferral adjustment of energy-related and other tracked costs that are included in the advanced metering infrastructure regulatory mechanism.
•The variance at PSNH was due to the deferral adjustment of energy-related and other tracked costs that are included in the stranded cost recovery mechanism, partially offset by the energy efficiency regulatory mechanism and the Pole Plant Adjustment Mechanism.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The variance in Energy Efficiency Programs expense for the three month period is due primarily to the following:

•The decrease at CL&P was due to lower program spending.
•The increase at NSTAR Electric was due to the deferral adjustment, partially offset by lower program spending.
•The decrease at PSNH was due to the deferral adjustment.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increases at CL&P and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$(0.1)	$8.2	$3.3
Capitalized AFUDC related to debt funds	(0.5)	(2.1)	0.2
Amortization of debt discounts and premiums, net	(0.2)	—	0.2
Regulatory deferrals (due primarily to interest expense accrued on the FERC ROE regulatory liability of $13.7 million, $11.5 million and $3.6 million, respectively, recorded in the first quarter of 2026)	25.4	16.7	5.3
Short-term notes payable	(0.4)	(1.7)	(0.5)
RRBs	—	—	(0.4)
Other	—	—	(0.1)
Total Interest Expense	$24.2	$21.1	$8.0

Other Income, Net - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$3.6	$4.2	$1.1
Interest Income (primarily on regulatory deferrals)	(4.4)	(2.6)	0.3
Capitalized AFUDC related to equity funds	1.0	1.6	(1.6)
Investment Income/(Loss)	(0.2)	2.2	(0.1)
Total Other Income, Net	$—	$5.4	$(0.3)

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($5.1 million), lower state taxes ($1.0 million), an increase in amortization of EDIT ($2.0 million), and lower share-based payment tax deficiency ($0.3 million), partially offset by an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.1 million).
•The increase at NSTAR Electric was due primarily to an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.6 million) and higher state taxes ($0.1 million), partially offset by lower share-based payment tax deficiency ($0.5 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($3.8 million) and higher state taxes ($1.1 million), partially offset by an increase in amortization of EDIT ($0.4 million).

EARNINGS SUMMARY

CL&P's earnings decreased $16.9 million for the three month period due primarily to the after-tax charge of $20.8 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints recorded in the first quarter of 2026, higher net interest expense on regulatory deferrals, higher operations and maintenance expense, higher property tax expense and higher depreciation expense. The earnings decrease was partially offset by higher non-refundable transmission revenues, a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher revenues from its capital tracking mechanism due to increased electric system improvements.

NSTAR Electric's earnings decreased $1.2 million for the three month period due primarily to the after-tax charge of $17.6 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints recorded in the first quarter of 2026, higher operations and maintenance expense, higher interest expense on long-term debt and higher depreciation expense. The earnings decrease was partially offset by higher revenues as a result of the base distribution rate increase effective January 1, 2026, higher non-refundable transmission revenues, a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher earnings from its AMI capital tracking mechanism.

PSNH's earnings increased $13.5 million for the three month period due primarily to lower operations and maintenance expense and higher revenues as a result of the base distribution rate increase effective August 1, 2025. The earnings increase was partially offset by the after-tax charge of $5.5 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints recorded in the first quarter of 2026, higher interest expense on long-term debt and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $225.1 million for the three months ended March 31, 2026, as compared to $422.7 million in the same period of 2025. The decrease in operating cash flows was due primarily to a $127.5 million increase in income tax payments made in 2026 as compared to 2025, a decrease in recoveries of the SBC regulatory tracking mechanism driven by the timing of collections, and the timing of cash collections on our accounts receivable. These unfavorable impacts were partially offset by an improvement in regulatory recoveries for retail and wholesale transmission costs and other regulatory cost tracking mechanisms driven by the timing of cash collections, a $7.0 million decrease in cost of removal expenditures, and the timing of cash collections on our accounts payable. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

NSTAR Electric had cash flows provided by operating activities of $534.7 million for the three months ended March 31, 2026, as compared to $311.4 million in the same period of 2025. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an improvement in regulatory recoveries driven primarily by the timing of collections for solar program costs and other regulatory cost tracking mechanisms, a $10.8 million decrease in cost of removal expenditures, the timing of cash collections on our accounts payable, a $4.6 million increase in income tax refunds received in 2026 compared to 2025, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. These favorable impacts were partially offset by an increase of $3.9 million in cash payments to vendors for storm costs. Additionally, under a winter electric bill relief program in Massachusetts, bill credits were provided to electric customers in the first quarter of 2026, which resulted in delayed collections that will be recovered later in 2026, and were partially offset by proceeds of $84.1 million received from the Commonwealth of Massachusetts at NSTAR Electric in January 2026 to fund a portion of the bill relief.

PSNH had cash flows provided by operating activities of $114.4 million for the three months ended March 31, 2026, as compared to $99.4 million in the same period of 2025.  The increase in operating cash flows was due primarily to a decrease of $19.6 million in cash payments to vendors for storm costs, partially offset by the timing of cash payments made on our accounts payable, the timing of cash collections on our accounts receivable, an increase in regulatory recoveries driven primarily by the timing of collections for energy supply costs and other regulatory cost tracking mechanisms, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of March 31, 2026, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2026, our regulated companies held collateral (letters of credit or cash) of $32.6 million from counterparties related to our standard service contracts.  As of March 31, 2026, Eversource had $17.2 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2025 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2025 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2026 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed certain legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2025 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2025 Form 10-K.

ITEM 1A.    RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2025 Form 10-K, which risk factors are incorporated herein by reference. These risk factors should be considered carefully in evaluating our risk profile. The following risk factor update should be read in conjunction with the risk factors described in the 2025 Form 10-K.

Eversource and other transmission-owning electric companies within ISO-NE have been subject to complaints challenging the reasonableness of our allowed ROEs since 2011. On March 19, 2026, FERC issued an order finding that the base ROE was unjust and unreasonable and setting a new base ROE for the first complaint period and prospectively from October 2014. FERC ordered refunds with interest for those historical refund periods, which are material to us, and dismissed the other three complaints. The material amount of the refunds required by FERC’s order is driven primarily by the length of the retroactive refund period, which spans nearly 12 years. The application of the revised base ROE to revenues collected over this extended historical period substantially increased the aggregate refund obligation compared to what would have resulted from a shorter refund period. The order adversely affects our financial position, results of operations, and cash flows, particularly if we seek rehearing or appeal and are unsuccessful, and creates risks regarding our ability to secure acceptable ROEs in future FERC proceedings. See "FERC Regulatory Matters - FERC ROE Complaints," in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9C, “Commitments and Contingencies - FERC ROE Complaints,” to the financial statements for additional information regarding the financial impact of this order.

Other than as set forth above, there have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2025 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2026	—	$—	—	—
February 1 - February 28, 2026	—	—	—	—
March 1 - March 31, 2026	2,522	68.38	—	—
Total	2,522	$68.38	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)
*	4
Junior Subordinated Note Indenture, dated as of February 1, 2026, between Eversource Energy and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1, Eversource Current Report on Form 8-K filed on February 26, 2026, File No. 001-05324)

*	4.1
First Supplemental Indenture, dated as of February 1, 2026, between Eversource Energy and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.2, Eversource Current Report on Form 8-K filed on February 26, 2026, File No. 001-05324)

*	4.2
Second Supplemental Indenture, dated as of February 1, 2026, between Eversource Energy and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.3, Eversource Current Report on Form 8-K filed on February 26, 2026, File No. 001-05324)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation

	101.DEF	Inline XBRL Taxonomy Extension Definition

	101.LAB	Inline XBRL Taxonomy Extension Labels

	101.PRE	Inline XBRL Taxonomy Extension Presentation

	104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

May 7, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 7, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 7, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 7, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer