Form 10-Q
period 2026-06-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2026-08-03
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of July 31, 2026

Eversource Energy Common Shares, $5.00 par value	376,674,754	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies	ES parent and other companies are comprised of Eversource parent, Eversource Service, and other subsidiaries, which primarily includes our unregulated businesses, The Rocky River Realty Company (a real estate subsidiary), the consolidated operations of CYAPC and YAEC, and Eversource parent's equity ownership interests that are not consolidated and post-sale obligations from its previous offshore wind investments
CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
PSNH Funding	PSNH Funding LLC 3, a bankruptcy remote, special purpose, wholly-owned subsidiary of PSNH
NSTAR Gas	NSTAR Gas Company
EGMA	Eversource Gas Company of Massachusetts
Yankee Gas	Yankee Gas Services Company
Aquarion	Aquarion Company and its subsidiaries
HEEC	Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric
Eversource Service	Eversource Energy Service Company
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies	The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas, NSTAR Gas and EGMA, the solar power facilities of NSTAR Electric, and Aquarion’s water distribution businesses until sale on June 30, 2026
Regulators and Government Agencies:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
CfD	Contract for Differences
CWIP	Construction Work in Progress
EDC	Electric distribution company
EDIT	Excess Deferred Income Taxes
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
Eversource 2025 Form 10-K	The Eversource Energy and Subsidiaries 2025 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings, Inc.
FMCC	Federally Mandated Congestion Charge
GAAP	Accounting principles generally accepted in the United States of America
i

GSEP	Gas System Enhancement Program
GWh	Gigawatt-Hours
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours
LNG	Liquefied natural gas
LPG	Liquefied petroleum gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	Million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Power purchase agreement
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRBs	Rate Reduction Bonds or Rate Reduction Certificates
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SS	Standard service
UI	The United Illuminating Company
VIE	Variable Interest Entity

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,819,319	$135,351
Receivables, Net (net of allowance for uncollectible accounts of $644,889 and $580,539 as of June 30, 2026 and December 31, 2025, respectively)	1,723,357	1,847,094
Unbilled Revenues	182,796	275,108
Materials, Supplies, Natural Gas and REC Inventory	467,200	491,592
Regulatory Assets	1,905,179	1,975,083
Prepayments and Other Current Assets	344,480	352,958
Total Current Assets	6,442,331	5,077,186
Property, Plant and Equipment, Net	45,270,581	45,930,959
Deferred Debits and Other Assets:
Regulatory Assets	5,241,018	5,718,646
Goodwill	3,571,333	4,233,767
Prepaid Pension and PBOP	1,550,884	1,511,169
Marketable Securities	319,985	317,101
Other Long-Term Assets	1,019,611	997,883
Total Deferred Debits and Other Assets	11,702,831	12,778,566
Total Assets	$63,415,743	$63,786,711

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$393,700	$1,525,445
Long-Term Debt – Current Portion	2,502,629	1,392,948
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,605,121	1,859,692
Accrued Interest	403,091	380,231
Regulatory Liabilities	1,696,398	1,264,609
Offshore Wind Contingent Liability	409,157	448,158
Other Current Liabilities	1,001,529	894,219
Total Current Liabilities	8,054,835	7,808,512
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,732,055	5,647,218
Regulatory Liabilities	4,231,128	4,273,465
Derivative Liabilities	390,341	753,149
Asset Retirement Obligations	605,690	595,442
Accrued SERP and PBOP	99,098	100,859
Other Long-Term Liabilities	938,604	1,101,932
Total Deferred Credits and Other Liabilities	11,996,916	12,472,065
Long-Term Debt	26,608,990	26,872,433
Rate Reduction Bonds	259,257	280,862
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,915,718	1,914,273
Capital Surplus, Paid In	9,993,108	9,937,878
Retained Earnings	4,573,332	4,504,983
Accumulated Other Comprehensive Loss	(19,346)	(20,507)
Treasury Stock	(122,635)	(139,356)
Common Shareholders' Equity	16,340,177	16,197,271
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$63,415,743	$63,786,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2026	2025	2026	2025

Operating Revenues	$2,903,189	$2,838,068	$7,407,552	$6,956,423

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	939,514	818,747	2,457,688	2,159,084
Operations and Maintenance	480,441	467,557	987,420	955,008
Depreciation	423,914	385,595	844,396	765,175
Amortization	(44,323)	109,103	358,441	564,552
Energy Efficiency Programs	173,231	135,290	464,730	392,840
Taxes Other Than Income Taxes	278,178	258,727	566,495	530,321
Sale of Aquarion	111,360	—	111,360	—
Total Operating Expenses	2,362,315	2,175,019	5,790,530	5,366,980
Operating Income	540,874	663,049	1,617,022	1,589,443
Interest Expense	355,490	293,193	720,749	594,042
Loss on Offshore Wind	194,000	—	194,000	—
Other Income, Net	144,033	95,363	245,192	187,706
Income Before Income Tax Expense	135,417	465,219	947,465	1,183,107
Income Tax Expense	79,857	110,611	283,184	275,831
Net Income	55,560	354,608	664,281	907,276
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$53,680	$352,728	$660,522	$903,517

Basic Earnings Per Common Share	$0.14	$0.96	$1.76	$2.46

Diluted Earnings Per Common Share	$0.14	$0.96	$1.75	$2.45

Weighted Average Common Shares Outstanding:
Basic	376,488,004	368,661,995	376,257,047	367,991,121
Diluted	376,998,879	368,917,187	376,791,247	368,297,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$55,560	$354,608	$664,281	$907,276
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	5	5	10	10
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,026	32	1,151	2,550
Other Comprehensive Income, Net of Tax	1,031	37	1,161	2,560
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$54,711	$352,765	$661,683	$906,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2026	375,416,880	$1,914,273	$9,937,878	$4,504,983	$(20,507)	$(139,356)	$16,197,271
Net Income				608,721			608,721
Dividends on Common Shares - $0.7875 Per Share				(295,978)			(295,978)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(24,577)				(24,577)
Issuance of Treasury Shares	557,764		36,812			10,451	47,263
Other Comprehensive Income					130		130
Balance as of March 31, 2026	375,974,644	1,914,273	9,950,113	4,815,846	(20,377)	(128,905)	16,530,950
Net Income				55,560			55,560
Dividends on Common Shares - $0.7875 Per Share				(296,194)			(296,194)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	289,044	1,445	19,102				20,547
Capital Stock Expense			(342)				(342)
Long-Term Incentive Plan Activity			6,960				6,960
Issuance of Treasury Shares	334,649		17,275			6,270	23,545
Other Comprehensive Income					1,031		1,031
Balance as of June 30, 2026	376,598,337	$1,915,718	$9,993,108	$4,573,332	$(19,346)	$(122,635)	$16,340,177

	For the Six Months Ended June 30, 2025
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2025	366,608,052	$1,878,622	$9,428,905	$3,929,141	$(26,472)	$(170,809)	$15,039,387
Net Income				552,668			552,668
Dividends on Common Shares - $0.7525 Per Share				(276,229)			(276,229)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(28,230)				(28,230)
Issuance of Treasury Shares	699,031		39,921			13,097	53,018
Other Comprehensive Income					2,523		2,523
Balance as of March 31, 2025	367,307,083	1,878,622	9,440,596	4,203,700	(23,949)	(157,712)	15,341,257
Net Income				354,608			354,608
Dividends on Common Shares - $0.7525 Per Share				(276,513)			(276,513)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	3,378,765	16,894	203,895				220,789
Capital Stock Expense			(2,768)				(2,768)
Long-Term Incentive Plan Activity			8,344				8,344
Issuance of Treasury Shares	352,763		15,307			6,610	21,917
Other Comprehensive Income					37		37
Balance as of June 30, 2025	371,038,611	$1,895,516	$9,665,374	$4,279,915	$(23,912)	$(151,102)	$15,665,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$664,281	$907,276
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	844,396	765,175
Deferred Income Taxes	78,473	10,937
Uncollectible Expense	50,585	41,519
Pension, SERP and PBOP Income, Net	(54,253)	(39,373)
Regulatory Over Recoveries, Net	210,184	28,133
Amortization	358,441	564,552
Cost of Removal Expenditures	(102,024)	(161,020)
Sale of Aquarion	111,360	—
Loss on Offshore Wind	194,000	—
Other	180,360	24,873
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	71,340	(51,220)
Taxes Receivable/Accrued, Net	122,183	323,484
Accounts Payable	(224,254)	(156,507)
Other Current Assets and Liabilities, Net	(90,289)	(159,925)
Net Cash Flows Provided by Operating Activities	2,414,783	2,097,904

Investing Activities:
Investments in Property, Plant and Equipment	(2,023,472)	(2,049,401)
Proceeds from Sales of Marketable Securities	126,090	123,899
Purchases of Marketable Securities	(121,375)	(116,775)
Payments for Offshore Wind Contingent Liability	(233,001)	(68,632)
Proceeds from Sale of Aquarion	2,334,136	—
Other Investing Activities	23,090	7,722
Net Cash Flows Provided by/(Used in) Investing Activities	105,468	(2,103,187)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	20,205	218,021
Cash Dividends on Common Shares	(580,281)	(540,859)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(1,030,445)	(662,293)
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Issuance of Long-Term Debt	2,404,894	1,728,193
Retirement of Long-Term Debt	(1,616,803)	(375,122)
Other Financing Activities	(44,651)	(26,815)
Net Cash Flows (Used in)/Provided by Financing Activities	(872,445)	315,761
Net Increase in Cash, Cash Equivalents and Restricted Cash	1,647,806	310,478
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	246,245	127,308
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,894,051	$437,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$528	$87,615
Receivables, Net (net of allowance for uncollectible accounts of $274,970 and $258,514 as of June 30, 2026 and December 31, 2025, respectively)	642,854	652,150
Accounts Receivable from Affiliated Companies	31,307	60,995
Unbilled Revenues	55,836	63,508
Materials and Supplies	140,378	133,908
Regulatory Assets	254,519	265,175
Prepayments and Other Current Assets	53,962	50,579
Total Current Assets	1,179,384	1,313,930
Property, Plant and Equipment, Net	13,954,692	13,623,296
Deferred Debits and Other Assets:
Regulatory Assets	1,736,547	1,716,212
Prepaid Pension and PBOP	208,500	204,067
Other Long-Term Assets	300,028	321,234
Total Deferred Debits and Other Assets	2,245,075	2,241,513
Total Assets	$17,379,151	$17,178,739

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$107,000	$—
Long-Term Debt – Current Portion	500,000	—
Accounts Payable	534,591	637,467
Accounts Payable to Affiliated Companies	98,922	141,610
Accrued Taxes	38,912	165,362
Regulatory Liabilities	653,665	417,498
Other Current Liabilities	199,497	220,592
Total Current Liabilities	2,132,587	1,582,529
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,994,848	2,005,888
Regulatory Liabilities	1,479,698	1,445,140
Other Long-Term Liabilities	274,934	239,289
Total Deferred Credits and Other Liabilities	3,749,480	3,690,317
Long-Term Debt	4,611,306	5,110,067
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	3,024,842	2,934,877
Accumulated Other Comprehensive Income	119	132
Common Stockholder's Equity	6,769,578	6,679,626
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,379,151	$17,178,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$1,049,624	$1,132,168	$2,617,750	$2,673,357

Operating Expenses:
Purchased Power and Transmission	460,925	380,280	1,049,071	874,484
Operations and Maintenance	193,816	201,754	384,159	390,910
Depreciation	113,030	107,716	224,775	214,396
Amortization of Regulatory (Liabilities)/Assets, Net	(77,928)	74,820	202,095	418,033
Energy Efficiency Programs	31,769	40,042	68,007	91,653
Taxes Other Than Income Taxes	109,598	105,766	230,163	221,027
Total Operating Expenses	831,210	910,378	2,158,270	2,210,503
Operating Income	218,414	221,790	459,480	462,854
Interest Expense	64,150	47,706	138,337	97,616
Other Income, Net	17,216	12,498	34,831	30,096
Income Before Income Tax Expense	171,480	186,582	355,974	395,334
Income Tax Expense	41,264	47,941	86,429	100,457
Net Income	$130,216	$138,641	$269,545	$294,877
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$130,216	$138,641	$269,545	$294,877
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(6)	(7)	(13)	(13)
Other Comprehensive Loss, Net of Tax	(6)	(7)	(13)	(13)
Comprehensive Income	$130,210	$138,634	$269,532	$294,864

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	6,035,205	$60,352	$3,684,265	$2,934,877	$132	$6,679,626
Net Income				139,329		139,329
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(88,400)		(88,400)
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2026	6,035,205	60,352	3,684,265	2,984,416	125	6,729,158
Net Income				130,216		130,216
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(88,400)		(88,400)
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2026	6,035,205	$60,352	$3,684,265	$3,024,842	$119	$6,769,578

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	60,352	3,684,265	2,726,953	152	6,471,722
Net Income				138,641		138,641
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(83,000)		(83,000)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2025	6,035,205	$60,352	$3,684,265	$2,781,204	$145	$6,525,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$269,545	$294,877
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	224,775	214,396
Deferred Income Taxes	(27,425)	(34,392)
Uncollectible Expense	9,842	10,118
Pension, SERP, and PBOP Income, Net	(9,214)	(7,079)
Regulatory Over/(Under) Recoveries, Net	67,550	(101,300)
Amortization of Regulatory Assets, Net	202,095	418,033
Cost of Removal Expenditures	(28,013)	(33,705)
Other	10,711	8,996
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	10,050	(626)
Taxes Receivable/Accrued, Net	(159,800)	56,582
Accounts Payable	(119,101)	(97,388)
Other Current Assets and Liabilities, Net	46,894	25,100
Net Cash Flows Provided by Operating Activities	497,909	753,612

Investing Activities:
Investments in Property, Plant and Equipment	(511,487)	(438,153)
Net Cash Flows Used in Investing Activities	(511,487)	(438,153)

Financing Activities:
Cash Dividends on Common Stock	(176,800)	(330,000)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Issuance of Long-Term Debt	—	400,000
Increase/(Decrease) in Notes Payable to Eversource Parent	107,000	(280,000)
Other Financing Activities	(911)	(4,520)
Net Cash Flows Used in Financing Activities	(73,490)	(217,299)
Net (Decrease)/Increase in Cash and Restricted Cash	(87,068)	98,160
Cash and Restricted Cash - Beginning of Period	88,676	2,109
Cash and Restricted Cash - End of Period	$1,608	$100,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$15,356	$8,302
Receivables, Net (net of allowance for uncollectible accounts of $141,099 and $132,561 as of June 30, 2026 and December 31, 2025, respectively)	591,679	616,280
Accounts Receivable from Affiliated Companies	134,956	280,099
Unbilled Revenues	55,520	56,948
Materials, Supplies and REC Inventory	185,871	210,865
Regulatory Assets	1,056,092	978,754
Derivative Assets	115,114	91,011
Prepayments and Other Current Assets	26,550	90,040
Total Current Assets	2,181,138	2,332,299
Property, Plant and Equipment, Net	15,911,988	15,308,896
Deferred Debits and Other Assets:
Regulatory Assets	1,543,297	1,823,522
Prepaid Pension and PBOP	832,749	804,109
Other Long-Term Assets	288,315	264,073
Total Deferred Debits and Other Assets	2,664,361	2,891,704
Total Assets	$20,757,487	$20,532,899

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$63,000	$245,445
Long-Term Debt – Current Portion	700,000	300,000
Accounts Payable	566,975	558,227
Accounts Payable to Affiliated Companies	126,697	198,085
Obligations to Third-Party Suppliers	164,749	179,757
Regulatory Liabilities	775,303	650,813
Other Current Liabilities	175,456	208,979
Total Current Liabilities	2,572,180	2,341,306
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,158,686	2,087,287
Regulatory Liabilities	1,728,295	1,702,059
Derivative Liabilities	390,341	753,149
Other Long-Term Liabilities	418,630	401,625
Total Deferred Credits and Other Liabilities	4,695,952	4,944,120
Long-Term Debt	5,641,846	5,645,638
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	4,496,842	4,238,842
Retained Earnings	3,307,495	3,319,768
Accumulated Other Comprehensive Income	172	225
Common Stockholder's Equity	7,804,509	7,558,835
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$20,757,487	$20,532,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$937,889	$868,925	$2,068,977	$1,883,152

Operating Expenses:
Purchased Power and Transmission	227,137	225,716	537,295	534,662
Operations and Maintenance	190,038	168,365	386,708	342,503
Depreciation	119,969	109,331	239,306	217,346
Amortization of Regulatory Assets, Net	15,263	15,435	89,979	67,719
Energy Efficiency Programs	85,009	44,258	193,262	107,697
Taxes Other Than Income Taxes	83,912	76,187	159,621	152,024
Total Operating Expenses	721,328	639,292	1,606,171	1,421,951
Operating Income	216,561	229,633	462,806	461,201
Interest Expense	72,436	55,407	152,712	114,627
Other Income, Net	54,098	47,715	105,783	94,009
Income Before Income Tax Expense	198,223	221,941	415,877	440,583
Income Tax Expense	44,466	53,012	96,170	104,479
Net Income	$153,757	$168,929	$319,707	$336,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$153,757	$168,929	$319,707	$336,104
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(31)	(5)	(63)	(12)
Qualified Cash Flow Hedging Instruments	5	5	10	10
Other Comprehensive Loss, Net of Tax	(26)	—	(53)	(2)
Comprehensive Income	$153,731	$168,929	$319,654	$336,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	200	$—	$4,238,842	$3,319,768	$225	$7,558,835
Net Income				165,950		165,950
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			258,000			258,000
Other Comprehensive Loss					(27)	(27)
Balance as of March 31, 2026	200	—	4,496,842	3,485,228	198	7,982,268
Net Income				153,757		153,757
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(331,000)		(331,000)
Other Comprehensive Loss					(26)	(26)
Balance as of June 30, 2026	200	$—	$4,496,842	$3,307,495	$172	$7,804,509

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	—	3,888,842	2,857,790	(143)	6,746,489
Net Income				168,929		168,929
Dividends on Preferred Stock				(490)		(490)
Balance as of June 30, 2025	200	$—	$3,888,842	$3,026,229	$(143)	$6,914,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$319,707	$336,104
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	239,306	217,346
Deferred Income Taxes	48,544	21,446
Uncollectible Expense	15,604	14,002
Pension, SERP and PBOP Income, Net	(22,439)	(19,942)
Regulatory (Under)/Over Recoveries, Net	(32,099)	52,121
Amortization of Regulatory Assets, Net	89,979	67,719
Cost of Removal Expenditures	(24,095)	(49,103)
Other	(32,994)	(3,324)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	158,212	(107,269)
Taxes Receivable/Accrued, Net	52,335	1,038
Accounts Payable	(127,987)	(55,534)
Other Current Assets and Liabilities, Net	(57,945)	(80,994)
Net Cash Flows Provided by Operating Activities	626,128	393,610

Investing Activities:
Investments in Property, Plant and Equipment	(773,806)	(775,162)
Net Cash Flows Used in Investing Activities	(773,806)	(775,162)

Financing Activities:
Cash Dividends on Common Stock	(331,000)	(436,000)
Cash Dividends on Preferred Stock	(980)	(980)
Issuance of Long-Term Debt	700,000	800,000
Retirement of Long-Term Debt	(300,000)	—
Capital Contributions from Eversource Parent	258,000	100,000
Decrease in Notes Payable	(182,445)	(74,782)
Other Financing Activities	(5,230)	(9,110)
Net Cash Flows Provided by Financing Activities	138,345	379,128
Net Decrease in Cash and Restricted Cash	(9,333)	(2,424)
Cash and Restricted Cash - Beginning of Period	25,944	9,023
Cash and Restricted Cash - End of Period	$16,611	$6,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash and Cash Equivalents	$56,074	$13,665
Receivables, Net (net of allowance for uncollectible accounts of $24,931 and $23,547 as of June 30, 2026 and December 31, 2025, respectively)	219,539	214,117
Accounts Receivable from Affiliated Companies	21,168	24,338
Unbilled Revenues	55,002	62,446
Materials, Supplies and REC Inventory	78,682	58,879
Regulatory Assets	142,236	119,871
Special Deposits	34,418	38,343
Prepayments and Other Current Assets	28,803	19,212
Total Current Assets	635,922	550,871
Property, Plant and Equipment, Net	5,632,513	5,507,663
Deferred Debits and Other Assets:
Regulatory Assets	821,386	841,203
Prepaid Pension and PBOP	118,512	111,833
Other Long-Term Assets	25,847	17,661
Total Deferred Debits and Other Assets	965,745	970,697
Total Assets	$7,234,180	$7,029,231

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$2,100	$49,300
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	166,674	179,137
Accounts Payable to Affiliated Companies	31,781	45,277
Obligations to Third-Party Suppliers	36,624	37,584
Renewable Portfolio Standards Compliance Obligations	33,288	20,730
Accrued Interest	37,061	35,224
Regulatory Liabilities	150,745	118,443
Other Current Liabilities	32,627	41,604
Total Current Liabilities	534,110	570,509
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	824,718	806,270
Regulatory Liabilities	432,400	417,442
Other Long-Term Liabilities	49,185	46,669
Total Deferred Credits and Other Liabilities	1,306,303	1,270,381
Long-Term Debt	2,234,486	2,031,323
Rate Reduction Bonds	259,257	280,862
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,973,134
Retained Earnings	926,890	903,022
Common Stockholder's Equity	2,900,024	2,876,156
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$7,234,180	$7,029,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$333,940	$303,133	$717,457	$651,114

Operating Expenses:
Purchased Power and Transmission	65,704	39,269	154,899	119,276
Operations and Maintenance	67,288	66,995	128,827	138,005
Depreciation	44,972	41,269	89,411	81,771
Amortization of Regulatory Assets, Net	8,249	26,829	34,899	47,665
Energy Efficiency Programs	7,824	10,542	18,313	22,745
Taxes Other Than Income Taxes	28,443	27,213	55,729	52,998
Total Operating Expenses	222,480	212,117	482,078	462,460
Operating Income	111,460	91,016	235,379	188,654
Interest Expense	26,699	20,503	55,316	41,073
Other Income, Net	10,358	13,725	20,861	24,484
Income Before Income Tax Expense	95,119	84,238	200,924	172,065
Income Tax Expense	23,128	20,323	49,156	41,871
Net Income	$71,991	$63,915	$151,768	$130,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	301	$—	$1,973,134	$903,022	$2,876,156
Net Income				79,777	79,777
Dividends on Common Stock				(38,900)	(38,900)
Balance as of March 31, 2026	301	—	1,973,134	943,899	2,917,033
Net Income				71,991	71,991
Dividends on Common Stock				(89,000)	(89,000)
Balance as of June 30, 2026	301	$—	$1,973,134	$926,890	$2,900,024

	For the Six Months Ended June 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	—	1,973,134	874,947	2,848,081
Net Income				63,915	63,915
Dividends on Common Stock				(175,000)	(175,000)
Balance as of June 30, 2025	301	$—	$1,973,134	$763,862	$2,736,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$151,768	$130,194
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	89,411	81,771
Deferred Income Taxes	14,690	13,943
Uncollectible Expense	2,627	2,447
Pension, SERP and PBOP Income, Net	(5,230)	(4,444)
Regulatory Under Recoveries, Net	(5,870)	(36,271)
Amortization of Regulatory Assets, Net	34,899	47,665
Cost of Removal Expenditures	(11,617)	(16,545)
Other	(6,052)	(13,837)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	1,183	(16,547)
Taxes Receivable/Accrued, Net	(4,009)	(3,076)
Accounts Payable	(10,963)	6,151
Other Current Assets and Liabilities, Net	(19,936)	483
Net Cash Flows Provided by Operating Activities	230,901	191,934

Investing Activities:
Investments in Property, Plant and Equipment	(197,386)	(275,508)
Net Cash Flows Used in Investing Activities	(197,386)	(275,508)

Financing Activities:
Cash Dividends on Common Stock	(127,900)	(175,000)
Capital Contributions from Eversource Parent	—	75,000
Issuance of Long-Term Debt	200,000	300,000
Repayment of Rate Reduction Bonds	(21,605)	(21,605)
Decrease in Notes Payable to Eversource Parent	(47,200)	(95,800)
Other Financing Activities	1,674	(1,627)
Net Cash Flows Provided by Financing Activities	4,969	80,968
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	38,484	(2,606)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	55,186	37,243
Cash, Cash Equivalents and Restricted Cash - End of Period	$93,670	$34,637

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), and Yankee Gas, NSTAR Gas and EGMA (natural gas utilities). Eversource provides energy delivery service to approximately 4.4 million electric and natural gas customers through eight regulated utilities in Connecticut, Massachusetts and New Hampshire.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of June 30, 2026 and December 31, 2025, the results of operations, comprehensive income and common shareholders' equity for the three and six months ended June 30, 2026 and 2025, and the cash flows for the six months ended June 30, 2026 and 2025. The results of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025 are not necessarily indicative of the results expected for a full year.

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

Eversource's utility subsidiaries' distribution and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries. See Note 2, "Regulatory Accounting," for further information.

On June 30, 2026, Eversource completed the sale of Aquarion consistent with all regulatory terms and requirements. The assets and liabilities associated with the sale of the water distribution business were previously reflected in the Water Distribution segment and reporting unit. Management has elected to continue presenting the results of the Aquarion water distribution business as a separate reportable segment for the current periods and comparative prior periods. See Note 16, "Segment Information" and Note 17, "Sale of Aquarion Water Distribution Business," for further information.

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

In May 2026, the Financial Accounting Standards Board issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to establish a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. Entities should apply the amendments on a retrospective basis through a cumulative-effect adjustment on the opening balance of retained earnings. Eversource is currently reviewing the requirements of ASU 2026-02.

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

The allowance for uncollectible accounts is determined based upon various judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of June 30, 2026 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of June 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of April 1, 2026	$383.2	$228.5	$611.7	$238.6	$35.4	$274.0	$56.6	$70.5	$127.1	$24.3
Uncollectible Expense	—	19.8	19.8	—	4.3	4.3	—	7.3	7.3	1.2
Uncollectible Costs Deferred (1)	36.7	14.5	51.2	9.0	3.1	12.1	8.8	6.6	15.4	2.0
Write-Offs	(10.2)	(28.7)	(38.9)	(8.0)	(8.7)	(16.7)	(0.4)	(9.4)	(9.8)	(2.8)
Recoveries Collected	0.3	3.0	3.3	0.3	1.0	1.3	—	1.1	1.1	0.2
Sale of Aquarion (2)	—	(2.2)	(2.2)	—	—	—	—	—	—	—
Balance as of June 30, 2026	$410.0	$234.9	$644.9	$239.9	$35.1	$275.0	$65.0	$76.1	$141.1	$24.9

Balance as of January 1, 2026	$367.2	$213.3	$580.5	$225.7	$32.8	$258.5	$60.7	$71.9	$132.6	$23.5
Uncollectible Expense	—	50.6	50.6	—	9.8	9.8	—	15.6	15.6	2.6
Uncollectible Costs Deferred (1)	64.5	33.3	97.8	31.1	5.9	37.0	5.3	14.0	19.3	4.2
Write-Offs	(22.4)	(67.2)	(89.6)	(17.5)	(15.6)	(33.1)	(1.0)	(28.0)	(29.0)	(5.9)
Recoveries Collected	0.7	7.1	7.8	0.6	2.2	2.8	—	2.6	2.6	0.5
Sale of Aquarion (2)	—	(2.2)	(2.2)	—	—	—	—	—	—	—
Balance as of June 30, 2026	$410.0	$234.9	$644.9	$239.9	$35.1	$275.0	$65.0	$76.1	$141.1	$24.9

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of April 1, 2025	$371.5	$194.1	$565.6	$240.3	$35.9	$276.2	$57.8	$58.2	$116.0	$14.3
Uncollectible Expense	—	18.6	18.6	—	5.4	5.4	—	6.5	6.5	1.1
Uncollectible Costs Deferred (1)	14.9	11.8	26.7	3.2	2.9	6.1	3.2	5.8	9.0	1.2
Write-Offs	(9.6)	(29.6)	(39.2)	(7.3)	(8.1)	(15.4)	(0.7)	(12.1)	(12.8)	(1.8)
Recoveries Collected	0.2	3.7	3.9	0.1	1.2	1.3	—	1.5	1.5	0.2
Balance as of June 30, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0

Balance as of January 1, 2025	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	41.5	41.5	—	10.1	10.1	—	14.0	14.0	2.4
Uncollectible Costs Deferred (1)	34.3	25.6	59.9	12.0	4.8	16.8	6.7	11.3	18.0	2.6
Write-Offs	(22.2)	(67.4)	(89.6)	(16.6)	(18.2)	(34.8)	(1.6)	(28.0)	(29.6)	(4.5)
Recoveries Collected	0.3	7.3	7.6	0.2	2.2	2.4	—	2.9	2.9	0.4
Balance as of June 30, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

(2) On June 30, 2026, Eversource completed the sale of Aquarion. For further information, see Note 17, "Sale of Aquarion Water Distribution Business."

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	June 30, 2026				June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$42.3	$11.3	$18.3	$5.1	$35.5	$9.3	$15.4	$4.6
AFUDC Equity	30.9	6.8	16.8	2.7	25.6	1.5	14.7	4.5
Equity in Earnings of Unconsolidated Affiliates	5.1	—	0.1	—	4.8	—	0.2	—
Investment Loss	(3.4)	(1.5)	(0.1)	(0.7)	(2.0)	(0.9)	(0.2)	(0.4)
Interest Income	32.6	0.6	19.0	3.2	30.8	2.5	17.6	5.0
Other (1)	36.5	—	—	0.1	0.7	0.1	—	—
Total Other Income, Net	$144.0	$17.2	$54.1	$10.4	$95.4	$12.5	$47.7	$13.7

	For the Six Months Ended
	June 30, 2026				June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$86.5	$23.2	$37.3	$10.3	$68.1	$17.6	$30.2	$8.7
AFUDC Equity	54.8	11.4	32.5	5.0	49.5	5.1	28.8	8.4
Equity in Earnings of Unconsolidated Affiliates	8.9	—	0.2	—	10.8	—	0.4	—
Investment (Loss)/Income	(3.1)	(1.6)	0.3	(0.7)	(4.0)	(0.8)	(2.0)	(0.3)
Interest Income	61.0	1.8	35.4	6.2	64.8	8.1	36.6	7.7
Other (1)	37.1	—	0.1	0.1	(1.5)	0.1	—	—
Total Other Income, Net	$245.2	$34.8	$105.8	$20.9	$187.7	$30.1	$94.0	$24.5

(1)     In the second quarter of 2026, Eversource completed the sale of an intangible asset. The transaction resulted in proceeds of $36.0 million, which was recognized as a gain on sale within Other Income. The gain is reflected in the Parent and Other Companies segment and the cash proceeds from sale are presented within Other investing activities on the statement of cash flows.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Eversource	$52.8	$50.7	$120.9	$114.4
CL&P	45.6	45.6	98.5	98.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2026	As of June 30, 2025
Eversource	$427.3	$405.1
CL&P	105.1	73.1
NSTAR Electric	147.8	124.6
PSNH	44.6	67.7

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of June 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$1,819.3	$0.5	$15.4	$56.1	$135.4	$87.6	$8.3	$13.7
Restricted cash included in:
Special Deposits	59.7	1.1	1.2	34.4	93.6	1.1	17.6	38.3
Marketable Securities	11.9	—	—	—	14.0	—	—	—
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$1,894.1	$1.6	$16.6	$93.7	$246.2	$88.7	$25.9	$55.2

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

As of June 30, 2026, the Cash and Cash Equivalents balance at Eversource was $1.82 billion. This balance includes approximately $1.7 billion of net proceeds received from the June 30, 2026 sale of Aquarion. The Company expects to utilize these proceeds to reduce Eversource parent debt. See Note 17, "Sale of Aquarion Water Distribution Business," for further information.

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $7.5 million and $21.4 million recorded as short-term in Special Deposits as of June 30, 2026 and December 31, 2025, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,044.2	$996.9	$575.9	$471.4	$1,959.3	$991.3	$499.6	$468.4
Regulatory Tracking Mechanisms	1,516.5	192.7	792.9	112.8	1,573.8	206.5	705.6	93.2
Benefit Costs	1,025.7	185.1	308.3	64.7	992.8	173.7	300.0	61.7
Income Taxes, Net	866.2	551.4	170.9	22.1	1,044.5	546.1	161.5	23.3
Derivative Contracts	390.3	—	390.3	—	753.2	0.1	753.1	—
Securitized Stranded Costs	284.5	—	—	284.5	306.1	—	—	306.1
Cost of Removal	268.5	—	8.0	—	262.5	—	8.1	—
Goodwill-related	222.0	—	190.6	—	230.4	—	197.8	—
Asset Retirement Obligations	169.2	45.7	87.6	5.6	162.8	44.2	84.6	5.4
Environmental Remediation Costs	134.1	—	—	—	136.1	—	—	—
EGMA Acquisition and Integration Costs	82.3	—	—	—	82.3	—	—	—
Other Regulatory Assets	142.7	19.2	74.9	2.5	189.9	19.5	92.0	3.0
Total Regulatory Assets	7,146.2	1,991.0	2,599.4	963.6	7,693.7	1,981.4	2,802.3	961.1
Less: Current Portion	1,905.2	254.5	1,056.1	142.2	1,975.1	265.2	978.8	119.9
Total Long-Term Regulatory Assets	$5,241.0	$1,736.5	$1,543.3	$821.4	$5,718.6	$1,716.2	$1,823.5	$841.2

On June 30, 2026, Eversource completed the sale of Aquarion. Regulatory Assets as of December 31, 2025 included in the table above related to the Water Distribution Business were $234.7 million. For further information, see Note 17, "Sale of Aquarion Water Distribution Business."

CL&P Storm Proceeding: On March 28, 2024, PURA established a prudency review proceeding to evaluate costs reported by CL&P for catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023. Storm costs requested by CL&P for this six-year period totaled $974.2 million. CL&P additionally requested approval to recover carrying costs calculated at the weighted average cost of capital on the deferred storm costs totaling $397 million. These carrying costs reflect CL&P’s actual financing costs on the unrecovered storm costs from the date the deferred storm costs were incurred through June 1, 2027, the expected date of securitization. These carrying costs have not been deferred on the balance sheet.

On July 29, 2026, PURA issued a final decision approving $869.4 million of prudently incurred catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponing review of $63.3 million of storm costs to a future proceeding. PURA did not approve the recovery of carrying costs from the date the deferred storm costs were incurred through the date of the final decision. PURA approved the accrual of carrying costs on the unrecovered, approved storm costs beginning on the date of the final decision through the date of securitization or other recovery authorized in the CL&P distribution rate case proceeding. Total approved storm costs to be considered by PURA for future securitization are $667.9 million, which excludes $101.5 million of costs that were previously collected from customers through base distribution rates and $100 million approved in the April 2026 RAM proceeding to be collected through the CTA rate from May 1, 2026 through April 30, 2027. CL&P is currently evaluating the impact of costs not allowed for recovery in the decision and potential legal courses of action. The impact of the decision will be recorded in the third quarter of 2026.

On May 4, 2026, PURA issued a notice of proceeding to consider whether the issuance of rate reduction bonds for the securitization of approved storm costs is in the best interest of rate payers. A timeline in this proceeding has not yet been established.

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $276.1 million (including $139.6 million for CL&P, $56.9 million for NSTAR Electric and $5.1 million for PSNH) and $244.2 million (including $127.1 million for CL&P, $51.0 million for NSTAR Electric and $5.4 million for PSNH) of additional regulatory costs not yet specifically approved as of June 30, 2026 and December 31, 2025, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of June 30, 2026 and December 31, 2025, these regulatory costs included $151.6 million (including $70.6 million for CL&P and $39.8 million for NSTAR Electric) and $123.2 million (including $57.0 million for CL&P and $34.0 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,343.9	$924.0	$834.6	$314.8	$2,423.4	$933.3	$847.9	$319.8
Regulatory Tracking Mechanisms	1,560.0	673.0	615.7	141.3	1,186.6	457.3	535.2	111.2
Cost of Removal	877.8	310.3	504.9	62.6	867.1	275.1	479.4	45.5
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	557.8	79.4	276.4	53.2	509.4	72.8	252.5	48.5
AFUDC - Transmission	196.2	78.0	118.2	—	179.4	72.0	107.4	—
Derivative Contract	115.1	—	115.1	—	91.0	—	91.0	—
Benefit Costs	74.6	10.4	14.4	7.2	80.4	8.8	24.5	6.8
Other Regulatory Liabilities	202.1	58.3	24.3	4.0	200.8	43.3	15.0	4.0
Total Regulatory Liabilities	5,927.5	2,133.4	2,503.6	583.1	5,538.1	1,862.6	2,352.9	535.8
Less: Current Portion	1,696.4	653.7	775.3	150.7	1,264.6	417.5	650.8	118.4
Total Long-Term Regulatory Liabilities	$4,231.1	$1,479.7	$1,728.3	$432.4	$4,273.5	$1,445.1	$1,702.1	$417.4

On June 30, 2026, Eversource completed the sale of Aquarion. Regulatory Liabilities as of December 31, 2025 included in the table above related to the Water Distribution Business were $150.8 million. For further information, see Note 17, "Sale of Aquarion Water Distribution Business."

FERC ROE Complaints: As of June 30, 2026, Eversource has a regulatory liability for revenues subject to refund of $62.0 million (pre-tax) as a result of the March 19, 2026 FERC decision in the FERC ROE complaint proceedings, which is reflected within Regulatory Tracking Mechanisms in the table above. The regulatory liability totaled $29.8 million for CL&P, $24.6 million for NSTAR Electric, and $7.6 million for PSNH. The liability recorded reflects the difference between the billed ROE and the replacement ROE for the first complaint period, including interest. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed in the decision. See Note 9C, "Commitments and Contingencies – FERC ROE Complaints," for further information on the FERC ROE decision.
3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of June 30, 2026	As of December 31, 2025
(Millions of Dollars)
Distribution - Electric	$23,536.1	$22,695.3
Distribution - Natural Gas	9,980.2	9,888.0
Transmission - Electric	17,283.3	17,082.4
Distribution - Water (1)	—	2,577.3
Solar	206.8	206.8
Utility	51,006.4	52,449.8
Other (2)	2,655.4	2,476.3
Property, Plant and Equipment, Gross	53,661.8	54,926.1
Less: Accumulated Depreciation
Utility	(10,502.9)	(10,911.7)
Other	(1,386.7)	(1,246.1)
Total Accumulated Depreciation	(11,889.6)	(12,157.8)
Property, Plant and Equipment, Net	41,772.2	42,768.3
Construction Work in Progress	3,498.4	3,162.7
Total Property, Plant and Equipment, Net	$45,270.6	$45,931.0

(1)    On June 30, 2026, Eversource completed the sale of Aquarion. For further information, see Note 17, "Sale of Aquarion Water Distribution Business."

(2)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

	As of June 30, 2026			As of December 31, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$9,127.4	$11,172.3	$3,276.7	$8,906.0	$10,635.7	$3,193.8
Transmission - Electric	7,288.2	6,792.1	3,204.8	7,222.5	6,722.9	3,138.7
Solar	—	206.8	—	—	206.8	—
Property, Plant and Equipment, Gross	16,415.6	18,171.2	6,481.5	16,128.5	17,565.4	6,332.5
Less: Accumulated Depreciation	(3,181.4)	(4,150.5)	(1,118.3)	(3,081.3)	(4,014.2)	(1,085.4)
Property, Plant and Equipment, Net	13,234.2	14,020.7	5,363.2	13,047.2	13,551.2	5,247.1
Construction Work in Progress	720.5	1,891.3	269.3	576.1	1,757.7	260.6
Total Property, Plant and Equipment, Net	$13,954.7	$15,912.0	$5,632.5	$13,623.3	$15,308.9	$5,507.7

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

The following table presents the fair values of derivative contracts, categorized by risk type, which are recorded as current or long-term derivative assets or liabilities:

NSTAR Electric (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management
		As of June 30, 2026	As of December 31, 2025
Current Derivative Assets	Level 3	$115.1	$91.0
Long-Term Derivative Liabilities	Level 3	(390.3)	(753.1)

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

For the three and six months ended June 30, 2026, gains of $218.3 million and $438.8 million, respectively, from changes in fair value associated with the NSTAR Electric derivative contract were due primarily to changes in the forward energy curve and were deferred in Current Regulatory Liabilities and Long-Term Regulatory Assets on the balance sheet.

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

For NSTAR Electric’s derivative contract, unobservable inputs for future energy prices using a forward electricity bid price curve are significant to the valuation and are classified as Level 3. Level 3 unobservable inputs utilized in the valuation of NSTAR Electric’s power purchase agreement include energy prices as of June 30, 2026 ranging from $25.88 per MWh through $172.12 per MWh, or a weighted average of $59.56 per MWh, and as of December 31, 2025 ranging from $24.65 per MWh through $145.33 per MWh, or a weighted average of $53.44 per MWh, over the remaining contractual period through 2046.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis in the following table.

NSTAR Electric (Millions of Dollars)	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Derivatives, Net:
Fair Value as of Beginning of Period	$(505.0)	$(662.1)
Net Realized/Unrealized Gains Included in Regulatory Assets and Liabilities	218.3	438.8
Settlements	11.5	(51.9)
Fair Value as of End of Period	$(275.2)	$(275.2)

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $170.0 million and $161.8 million as of June 30, 2026 and December 31, 2025, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Eversource also holds a trust used to fund certain non-qualified executive benefits. As of June 30, 2026 and December 31, 2025, the securities held in this trust were valued at $3.3 million and $3.5 million, respectively, and were classified as Marketable Securities on the Eversource balance sheets. There were unrealized gains of $0.3 million and unrealized losses of $0.3 million for the three and six months ended June 30, 2026, respectively, and there were unrealized gains of $0.2 million and unrealized losses of $0.1 million for the three and six months ended June 30, 2025, respectively, recorded in Other Income, Net, related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of June 30, 2026				As of December 31, 2025
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$151.5	$0.1	$(1.6)	$150.0	$156.5	$0.7	$(1.8)	$155.4

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of June 30, 2026, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$14.6	$14.7
One to five years	39.3	39.4
Six to ten years	34.8	34.5
Greater than ten years	62.8	61.4
Total Debt Securities	$151.5	$150.0

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2026	As of December 31, 2025
Level 1:
Mutual Funds and Equities	$173.3	$165.3
Money Market Funds	11.9	14.0
Total Level 1	$185.2	$179.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$82.7	$82.0
Corporate Debt Securities	41.5	37.9
Asset-Backed Debt Securities	5.5	6.4
Municipal Bonds	1.1	7.2
Other Fixed Income Securities	7.3	7.9
Total Level 2	$138.1	$141.4
Total Marketable Securities	$323.3	$320.7

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and EGMA are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$432.0	$1,280.0	$1,568.0	$720.0	4.00%	3.98%
NSTAR Electric Commercial Paper Program	63.0	245.4	587.0	404.6	3.87%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either September 2026, October 2026 or May 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Yankee Gas long-term debt issuances on July 15, 2026, $62.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026. As a result of the EGMA long-term debt issuances on July 15, 2026, $39.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $2.1 million and $49.3 million, respectively. As of June 30, 2026, there were intercompany loans from Eversource parent to CL&P of $107.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On March 3, 2026, PSNH filed a petition with the NHPUC requesting authorization to issue up to $200.0 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with the NHPUC. On July 17, 2026, NSTAR Electric filed a petition with the DPU requesting authorization to issue up to $3.2 billion in long-term debt through December 31, 2029.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric Debentures	4.65%	$350.0	May 2026	May 2031	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	350.0	May 2026	May 2036	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	2.70%	(250.0)	June 2026	June 2026	Paid at maturity
NSTAR Electric Series H Senior Notes	2.75%	(50.0)	June 2026	June 2026	Paid at maturity
PSNH Series X First Mortgage Bonds	5.35%	200.0	June 2026	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series A Junior Notes (1)	6.10%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	(250.0)	March 2026	March 2026	Paid at maturity
Eversource Parent Series AA Senior Notes	4.75%	(450.0)	May 2026	May 2026	Paid at maturity
Yankee Gas Series AA First Mortgage Bonds	5.22%	75.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series BB First Mortgage Bonds	5.61%	100.0	July 2026	July 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
EGMA Series G First Mortgage Bonds	5.12%	100.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes

(1)    The Eversource Parent Series A Junior Subordinated Notes bear interest at a fixed rate of 6.10 percent per year from the issuance date of February 26, 2026 to August 14, 2031. Thereafter, the interest rate resets every five years, commencing on August 15, 2031, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.521 percent.

(2)     The Eversource Parent Series B Junior Subordinated Notes bear interest at a fixed rate of 6.35 percent per year from the issuance date of February 26, 2026 to August 14, 2036. Thereafter, the interest rate resets every five years, commencing on August 15, 2036, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.325 percent.

In connection with the sale of Aquarion on June 30, 2026, $612.4 million of long-term debt was repaid at closing.

As a result of the Yankee Gas long-term debt issuances on July 15, 2026, $90.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026.

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of June 30, 2026	As of December 31, 2025
Restricted Cash - Current Portion (included in Special Deposits)	$30.6	$30.6
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	284.5	306.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	7.5	7.3
Accrued Interest (included in Other Current Liabilities)	4.8	5.1
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	259.3	280.9

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization of RRB Principal (included in Amortization of Regulatory Assets, Net)	$10.8	$10.8	$21.6	$21.6
Interest Expense on RRB Principal (included in Interest Expense)	2.9	3.3	5.8	6.6

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

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2026
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.3	$4.2	$3.6	$1.7	$1.6	$0.3	$0.2	$0.1
Interest Cost	60.1	12.4	12.4	6.3	7.2	1.2	1.9	0.8
Expected Return on Plan Assets	(117.3)	(24.0)	(28.9)	(12.3)	(22.9)	(2.4)	(11.3)	(1.5)
Actuarial Loss/(Gain)	10.6	1.5	3.4	0.4	(0.3)	—	—	—
Prior Service Cost/(Credit)	0.2	—	0.1	—	(5.4)	0.2	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(27.1)	$(5.9)	$(9.4)	$(3.9)	$(19.8)	$(0.7)	$(13.5)	$(0.5)
Intercompany Income Allocations	N/A	$(1.3)	$(1.0)	$(0.3)	N/A	$(0.7)	$(0.8)	$(0.3)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2026				For the Six Months Ended June 30, 2026
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$37.7	$8.1	$6.8	$3.3	$3.2	$0.6	$0.5	$0.2
Interest Cost	119.2	24.5	24.6	12.5	14.4	2.5	3.8	1.6
Expected Return on Plan Assets	(234.6)	(47.9)	(57.8)	(24.7)	(45.6)	(5.0)	(22.9)	(3.0)
Actuarial Loss/(Gain)	19.3	2.6	6.2	0.8	(0.7)	—	—	—
Prior Service Cost/(Credit)	0.4	—	0.2	—	(10.8)	0.5	(8.5)	0.2
Total Net Periodic Benefit Plan Income	$(58.0)	$(12.7)	$(20.0)	$(8.1)	$(39.5)	$(1.4)	$(27.1)	$(1.0)
Intercompany Income Allocations	N/A	$(3.1)	$(2.5)	$(0.8)	N/A	$(1.3)	$(1.6)	$(0.6)

	Pension and SERP				PBOP
	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.2	$3.8	$2.4	$1.6	$1.6	$0.3	$0.3	$0.1
Interest Cost	64.1	12.9	13.4	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.7)	(23.0)	(27.7)	(12.0)	(21.1)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	11.0	1.3	3.7	0.5	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.3)	0.1
Total Net Periodic Benefit Plan Income	$(21.1)	$(5.0)	$(8.1)	$(3.1)	$(17.1)	$(0.4)	$(12.3)	$(0.4)
Intercompany Income Allocations	N/A	$(0.5)	$(0.3)	$(0.1)	N/A	$(0.5)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$33.6	$7.6	$4.9	$3.2	$3.2	$0.5	$0.5	$0.2
Interest Cost	127.3	25.7	26.4	13.6	16.0	2.8	4.4	1.6
Expected Return on Plan Assets	(227.0)	(45.9)	(55.4)	(23.9)	(42.3)	(4.8)	(21.0)	(2.8)
Actuarial Loss/(Gain)	21.0	2.5	6.9	1.0	(0.5)	—	—	—
Prior Service Cost/(Credit)	0.6	—	0.2	—	(10.8)	0.6	(8.5)	0.2
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(41.2)	$(10.1)	$(17.0)	$(6.1)	$(34.4)	$(0.9)	$(24.6)	$(0.8)
Intercompany Income Allocations	N/A	$(0.4)	$—	$—	N/A	$(1.0)	$(1.4)	$(0.4)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2026		As of December 31, 2025
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	67	$155.2	66	$154.3
CL&P	15	15.6	15	14.9
NSTAR Electric	16	8.1	14	7.0
PSNH	8	9.0	8	9.2

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $140.0 million and $140.9 million as of June 30, 2026 and December 31, 2025, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $0.8 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of June 30, 2026
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$160.6
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	115.5
Eversource Investment LLC	Revolution Wind Tax Positions (3)	300.0
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	33.3

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

Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI’s obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of June 30, 2026, there are no letters of credit issued under this guarantee. The guarantee will remain in effect until full performance of the guaranteed obligations.

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

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. The NETOs filed an appeal of this decision, which was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court). All amounts associated with Opinion No. 531-A on the first complaint period lowering the base ROE of 11.14 percent to 10.57 percent were refunded by 2015.

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

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness. In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Midcontinent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision, and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the retroactive refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 highlighting several deficiencies including but not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ prospective ROE, and procedural issues related to overlapping complaints. On May 21, 2026, FERC issued an order denying the request for rehearing by operation of law. The NETOs filed an appeal of Opinion No. 594 and the FERC denial of rehearing by operation of law with the D.C. Circuit Court on June 5, 2026.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement base ROE of 11.39 percent, resulting in an incentive cap of 12.89 percent, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. On June 29, 2026, FERC issued an order finding the proposed ROE has not been shown to be just and reasonable, suspending the increase until November 30, 2026, subject to refund, and initiating paper hearing procedures. Initial briefs are due in the paper hearing on August 28, 2026, with reply briefs due on September 28, 2026.

As a result of the March 19, 2026 FERC decision, Eversource has determined that a refund is probable and that a range of refunds is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax refunds of $62.0 million to $968.4 million, which includes a range of interest of $30.1 million to $271.5 million, as of June 30, 2026. The low end of the estimated range of refunds reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the estimated range of refunds includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of approximately $906.4 million. The range of refund estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision. Based on Eversource’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying this decision as identified in the rehearing request, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act, Eversource does not believe that refunds at the high end of the range for the retroactive period are probable. Eversource continues to challenge the March 19, 2026 FERC decision, but cannot predict the ultimate outcome of these proceedings.

The Company has recorded a current regulatory liability for revenues subject to refund of $62.0 million (pre-tax) as of June 30, 2026, which represents the low end of the range, as no amount within this range is considered a better estimate. The regulatory liability recorded reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The liability consists of $29.8 million, $24.6 million and $7.6 million for CL&P, NSTAR Electric and PSNH, respectively, of which $14.4 million, $12.0 million and $3.7 million is accrued interest, respectively, as of June 30, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues, and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

The Company’s estimates are based on currently available information; however, it is reasonably possible that the ultimate resolution of this matter may result in a refund in excess of the amount accrued, and such additional losses could have a material impact on the financial condition, results of operations, and cash flows in a future period.

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

DOE Phase V Damages - In March 2021, the Yankee Companies filed Phase V lawsuits against the DOE seeking damages for its continued failure to accept spent nuclear fuel, later expanding the claims to include 2021 costs, bringing total claimed damages to $153.5 million. The parties reached a $145 million agreement in principle to settle the Phase V complaint, approved in November 2024. The Department of Justice filed a notice of appeal in January 2025 on an issue outside the scope of the settlement. Oral arguments were held on July 7, 2026.

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

In the third quarter of 2025, Eversource received an updated report on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on those developments, Eversource recognized a pre-tax charge of $284 million in the third quarter of 2025 as a result of the aggregate impact of these items to increase the liability for purchase price adjustments associated with the offshore wind projects.

In the second quarter of 2026, Eversource received revised projections of total construction costs associated with Revolution Wind, which included quantifiable cost increases. As a result, Eversource recognized a pre-tax charge of $194 million in the second quarter of 2026 to increase the liability for purchase price adjustments associated with the Revolution Wind project. Payments made in the first half of 2026 and 2025 of $233.0 million and $68.6 million, respectively, reduced the contingent liability and were reflected within investing activities on the statement of cash flows. Payments made in 2026 related to cost overruns for the Revolution Wind project paid to GIP and payment in 2025 related to a purchase price adjustment payment for the South Fork Wind project paid to GIP.

Eversource continually evaluates the contingent liability and will reassess the balance as new information becomes available. Based on most recent updates on the construction status of Revolution Wind and other information currently available, Eversource believes that the contingent liability balance as of June 30, 2026 is an adequate estimate to cover this contingent liability for purchase price adjustments. As of June 30, 2026 and December 31, 2025, the contingent liability totaled $409.2 million and $448.2 million, respectively, and is recorded as a current liability on Eversource’s balance sheets, based upon the timing of expected payments to GIP.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2026:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$123.7	$116.2	$91.1	$43.0	$32.6	$—	$—
Long-Term Debt	29,111.6	27,713.4	5,111.3	4,782.8	6,341.8	6,089.2	2,234.5	2,054.1
Rate Reduction Bonds	302.5	294.6	—	—	—	—	302.5	294.6

As of December 31, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$126.1	$116.2	$92.9	$43.0	$33.2	$—	$—
Long-Term Debt	28,265.4	27,055.5	5,110.1	4,844.7	5,945.6	5,752.6	2,031.3	1,874.8
Rate Reduction Bonds	324.1	320.2	—	—	—	—	324.1	320.2

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(20.1)	$(20.5)	$(0.4)	$(26.1)	$(26.5)

OCI Before Reclassifications	—	0.4	0.4	—	(0.9)	(0.9)
Amounts Reclassified from AOCI	—	0.8	0.8	—	3.5	3.5
Net OCI	—	1.2	1.2	—	2.6	2.6
Balance as of End of Period	$(0.4)	$(18.9)	$(19.3)	$(0.4)	$(23.5)	$(23.9)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2026 and December 31, 2025	Issued as of
	Par Value		June 30, 2026	December 31, 2025
Eversource	$5	410,000,000	383,143,545	382,854,501
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares were offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. In the second quarter of 2026, Eversource issued 289,044 common shares, which resulted in proceeds of $20.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of June 30, 2026 and December 31, 2025, there were 6,545,208 and 7,437,621 Eversource common shares held as treasury shares, respectively. As of June 30, 2026 and December 31, 2025, there were 376,598,337 and 375,416,880 Eversource common shares outstanding, respectively.

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

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended June 30, 2026 and 2025 and $3.8 million for each of the six months ended June 30, 2026 and 2025. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2026 and December 31, 2025. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and six months ended June 30, 2026 and 2025, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income Attributable to Common Shareholders	$53.7	$352.7	$660.5	$903.5
Weighted Average Common Shares Outstanding:
Basic	376,488,004	368,661,995	376,257,047	367,991,121
Dilutive Effect	510,875	255,192	534,200	306,283
Diluted	376,998,879	368,917,187	376,791,247	368,297,404
Basic Earnings Per Common Share	$0.14	$0.96	$1.76	$2.46
Diluted Earnings Per Common Share	$0.14	$0.96	$1.75	$2.45

15.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended June 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,071.2	$317.3	$—	$44.6	$—	$—	$1,433.1
Commercial	778.9	170.9	—	18.9	—	(3.1)	965.6
Industrial	99.9	58.1	—	1.2	—	(7.0)	152.2
Total Retail Tariff Sales Revenues	1,950.0	546.3	—	64.7	—	(10.1)	2,550.9
Wholesale Transmission Revenues	—	—	610.8	—	—	(453.0)	157.8
Wholesale Market Sales Revenues	219.9	24.8	—	1.2	—	—	245.9
Other Revenues from Contracts with Customers	24.5	1.7	3.1	0.6	439.8	(442.9)	26.8
Total Revenues from Contracts with Customers	2,194.4	572.8	613.9	66.5	439.8	(906.0)	2,981.4
Alternative Revenue Programs	(16.1)	(45.2)	(32.9)	(4.4)	—	13.8	(84.8)
Other Revenues	5.2	1.1	—	0.3	—	—	6.6
Total Operating Revenues	$2,183.5	$528.7	$581.0	$62.4	$439.8	$(892.2)	$2,903.2

	For the Six Months Ended June 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,538.9	$1,162.0	$—	$77.4	$—	$—	$3,778.3
Commercial	1,612.0	561.3	—	35.1	—	(6.6)	2,201.8
Industrial	197.7	141.7	—	2.3	—	(13.6)	328.1
Total Retail Tariff Sales Revenues	4,348.6	1,865.0	—	114.8	—	(20.2)	6,308.2
Wholesale Transmission Revenues	—	—	1,243.1	—	—	(919.4)	323.7
Wholesale Market Sales Revenues	741.1	84.2	—	2.3	—	—	827.6
Other Revenues from Contracts with Customers	44.9	3.3	14.2	1.3	924.3	(928.1)	59.9
Total Revenues from Contracts with Customers	5,134.6	1,952.5	1,257.3	118.4	924.3	(1,867.7)	7,519.4
Alternative Revenue Programs	(21.5)	(52.8)	(91.8)	(2.8)	—	43.5	(125.4)
Other Revenues	10.9	2.1	0.2	0.4	—	—	13.6
Total Operating Revenues	$5,124.0	$1,901.8	$1,165.7	$116.0	$924.3	$(1,824.2)	$7,407.6

	For the Three Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,104.2	$234.1	$—	$40.7	$—	$—	$1,379.0
Commercial	771.7	125.5	—	17.7	—	(1.9)	913.0
Industrial	102.7	47.7	—	1.2	—	(6.8)	144.8
Total Retail Tariff Sales Revenues	1,978.6	407.3	—	59.6	—	(8.7)	2,436.8
Wholesale Transmission Revenues	—	—	596.4	—	—	(439.6)	156.8
Wholesale Market Sales Revenues	155.2	48.9	—	1.1	—	—	205.2
Other Revenues from Contracts with Customers	22.2	1.6	3.3	0.7	405.8	(404.6)	29.0
Total Revenues from Contracts with Customers	2,156.0	457.8	599.7	61.4	405.8	(852.9)	2,827.8
Alternative Revenue Programs	7.6	2.3	(31.1)	(0.6)	—	28.2	6.4
Other Revenues	2.8	0.7	0.1	0.3	—	—	3.9
Total Operating Revenues	$2,166.4	$460.8	$568.7	$61.1	$405.8	$(824.7)	$2,838.1

	For the Six Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$2,593.6	$930.6	$—	$72.0	$—	$—	$3,596.2
Commercial	1,579.3	431.5	—	33.1	—	(4.0)	2,039.9
Industrial	206.8	115.5	—	2.1	—	(12.6)	311.8
Total Retail Tariff Sales Revenues	4,379.7	1,477.6	—	107.2	—	(16.6)	5,947.9
Wholesale Transmission Revenues	—	—	1,190.4	—	—	(878.9)	311.5
Wholesale Market Sales Revenues	502.9	111.3	—	2.1	—	—	616.3
Other Revenues from Contracts with Customers	43.0	2.9	6.9	1.3	844.9	(840.4)	58.6
Total Revenues from Contracts with Customers	4,925.6	1,591.8	1,197.3	110.6	844.9	(1,735.9)	6,934.3
Alternative Revenue Programs	9.8	8.6	(81.0)	0.1	—	73.4	10.9
Other Revenues	8.7	1.7	0.2	0.6	—	—	11.2
Total Operating Revenues	$4,944.1	$1,602.1	$1,116.5	$111.3	$844.9	$(1,662.5)	$6,956.4

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$538.9	$371.9	$160.4	$583.5	$379.6	$141.1
Commercial	273.8	417.3	88.3	309.5	377.8	85.1
Industrial	35.8	38.5	25.6	44.0	33.2	25.5
Total Retail Tariff Sales Revenues	848.5	827.7	274.3	937.0	790.6	251.7
Wholesale Transmission Revenues	260.6	228.4	121.8	247.1	226.4	122.9
Wholesale Market Sales Revenues	131.6	78.8	9.5	114.7	32.1	8.4
Other Revenues from Contracts with Customers	8.1	14.8	5.1	8.6	12.3	5.1
Total Revenues from Contracts with Customers	1,248.8	1,149.7	410.7	1,307.4	1,061.4	388.1
Alternative Revenue Programs	(8.6)	(29.9)	(10.5)	3.2	(7.9)	(18.8)
Other Revenues	2.1	2.2	0.9	0.1	2.2	0.6
Eliminations	(192.7)	(184.1)	(67.2)	(178.5)	(186.8)	(66.8)
Total Operating Revenues	$1,049.6	$937.9	$333.9	$1,132.2	$868.9	$303.1

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,326.7	$843.0	$369.2	$1,384.8	$885.7	$323.1
Commercial	578.2	851.8	183.0	653.6	753.5	173.4
Industrial	74.8	73.2	49.7	92.4	64.1	50.3
Total Retail Tariff Sales Revenues	1,979.7	1,768.0	601.9	2,130.8	1,703.3	546.8
Wholesale Transmission Revenues	529.8	464.8	248.5	498.2	445.1	247.1
Wholesale Market Sales Revenues	500.2	222.2	18.7	394.7	89.4	18.8
Other Revenues from Contracts with Customers	23.2	28.2	8.8	17.2	24.3	9.5
Total Revenues from Contracts with Customers	3,032.9	2,483.2	877.9	3,040.9	2,262.1	822.2
Alternative Revenue Programs	(41.1)	(46.2)	(26.0)	(15.7)	(17.0)	(38.5)
Other Revenues	4.4	4.6	2.1	2.8	4.6	1.5
Eliminations	(378.4)	(372.6)	(136.5)	(354.6)	(366.5)	(134.1)
Total Operating Revenues	$2,617.8	$2,069.0	$717.5	$2,673.4	$1,883.2	$651.1

16.    SEGMENT INFORMATION

Eversource is organized into the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  The Electric Distribution segment consists of the rate-regulated distribution businesses of CL&P, NSTAR Electric and PSNH, and includes the results of NSTAR Electric's solar power facilities. The Electric Transmission segment consists of the rate-regulated electric transmission businesses of CL&P, NSTAR Electric and PSNH. The Natural Gas Distribution segment consists of the rate-regulated businesses of Yankee Gas, NSTAR Gas and EGMA. These reportable segments represent substantially all of Eversource's total consolidated revenues. Revenues from the sale of electricity and natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.

On June 30, 2026, Eversource completed the sale of Aquarion. The Water Distribution segment, which consists of the rate-regulated business of Aquarion, no longer qualifies as an active reportable segment as of the end of the current quarter. Management has elected to continue presenting the results of the Aquarion water distribution business as a separate reportable segment for the current periods and comparative prior periods. See Note 17, “Sale of Aquarion Water Distribution Business” for further information.

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of other unregulated subsidiaries, which are not part of its core business, and 5) Eversource parent's equity ownership interests that are not consolidated, which primarily include a natural gas pipeline owned by Enbridge, Inc, and its former offshore wind investments in three offshore wind projects that were sold in 2024 and post-sale obligations.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,183.5	$528.7	$581.0	$62.4	$439.8	$(892.2)	$2,903.2
Depreciation and Amortization	(98.4)	(85.2)	(125.1)	(13.9)	(60.9)	3.9	(379.6)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(95.5)	(33.9)	(37.9)
Corporate Shared Services	(121.1)	(29.9)	(20.5)
Storm Costs	(11.5)	—	—
Employee Benefits	(42.9)	(17.7)	(12.6)
Uncollectible Expense	(37.4)	(18.4)	—
Other	(51.7)	(6.0)	(19.3)
Total Operations and Maintenance	(360.1)	(105.9)	(90.3)	(25.4)	(346.2)	447.5	(480.4)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,463.3)	(282.1)	(80.8)	(6.6)	1.1	440.8	(1,390.9)
Sale of Aquarion	—	—	—	(111.4)	—	—	(111.4)
Operating Income/(Loss)	261.7	55.5	284.8	(94.9)	33.8	—	540.9
Interest Expense	(107.6)	(34.8)	(55.6)	(7.3)	(188.4)	38.3	(355.4)
Loss on Offshore Wind	—	—	—	—	(194.0)	—	(194.0)
Interest Income	22.5	9.9	0.2	—	38.3	(38.3)	32.6
Other Income, Net	44.7	10.0	14.2	0.8	135.4	(93.7)	111.4
Income Tax (Expense)/Benefit	(49.7)	(10.9)	(59.2)	1.6	38.3	—	(79.9)
Net Income/(Loss)	171.6	29.7	184.4	(99.8)	(136.6)	(93.7)	55.6
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income/(Loss) Attributable to Common Shareholders	$170.4	$29.7	$183.7	$(99.8)	$(136.6)	$(93.7)	$53.7

	For the Six Months Ended June 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$5,124.0	$1,901.8	$1,165.7	$116.0	$924.3	$(1,824.2)	$7,407.6
Depreciation and Amortization	(640.1)	(182.7)	(240.4)	(26.2)	(121.5)	8.1	(1,202.8)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(202.4)	(84.5)	(72.5)
Corporate Shared Services	(242.7)	(60.3)	(42.2)
Storm Costs	(40.4)	—	—
Employee Benefits	(82.0)	(38.5)	(24.3)
Uncollectible Expense	(73.0)	(51.9)	—
Other	(83.0)	(6.5)	(35.8)
Total Operations and Maintenance	(723.5)	(241.7)	(174.8)	(48.1)	(737.9)	938.6	(987.4)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(3,198.4)	(999.9)	(154.8)	(13.7)	0.3	877.5	(3,489.0)
Sale of Aquarion	—	—	—	(111.4)	—	—	(111.4)
Operating Income/(Loss)	562.0	477.5	595.7	(83.4)	65.2	—	1,617.0
Interest Expense	(207.7)	(68.8)	(138.6)	(14.5)	(368.6)	77.5	(720.7)
Loss on Offshore Wind	—	—	—	—	(194.0)	—	(194.0)
Interest Income	43.0	17.7	0.3	—	77.5	(77.5)	61.0
Other Income, Net	89.7	16.8	28.4	2.5	827.5	(780.7)	184.2
Income Tax (Expense)/Benefit	(111.6)	(118.1)	(120.2)	1.9	64.8	—	(283.2)
Net Income/(Loss)	375.4	325.1	365.6	(93.5)	472.4	(780.7)	664.3
Net Income Attributable to Noncontrolling Interests	(2.3)	—	(1.5)	—	—	—	(3.8)
Net Income/(Loss) Attributable to Common Shareholders	$373.1	$325.1	$364.1	$(93.5)	$472.4	$(780.7)	$660.5
Cash Flows Used for Investments in Plant	$951.4	$333.9	$531.3	$72.0	$134.9	$—	$2,023.5

	For the Three Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,166.4	$460.8	$568.7	$61.1	$405.8	$(824.7)	$2,838.1
Depreciation and Amortization	(265.8)	(57.7)	(109.6)	(11.8)	(53.4)	3.6	(494.7)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(96.5)	(40.8)	(37.0)
Corporate Shared Services	(105.7)	(28.0)	(16.9)
Storm Costs	(21.9)	—	—
Employee Benefits	(47.3)	(17.2)	(11.9)
Uncollectible Expense	(41.1)	(13.4)	—
Other	(39.6)	(5.1)	(18.3)
Total Operations and Maintenance	(352.1)	(104.5)	(84.1)	(23.3)	(313.3)	409.7	(467.6)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,307.9)	(235.4)	(73.2)	(6.7)	(1.0)	411.4	(1,212.8)
Operating Income	240.6	63.2	301.8	19.3	38.1	—	663.0
Interest Expense	(95.4)	(28.1)	(28.3)	(7.7)	(176.9)	43.2	(293.2)
Interest Income	24.8	5.8	0.2	—	43.2	(43.2)	30.8
Other Income, Net	39.3	8.9	9.6	1.4	433.9	(428.5)	64.6
Income Tax (Expense)/Benefit	(46.6)	(14.5)	(74.6)	1.4	23.7	—	(110.6)
Net Income	162.7	35.3	208.7	14.4	362.0	(428.5)	354.6
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income Attributable to Common Shareholders	$161.5	$35.3	$208.0	$14.4	$362.0	$(428.5)	$352.7

	For the Six Months Ended June 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$4,944.1	$1,602.1	$1,116.5	$111.3	$844.9	$(1,662.5)	$6,956.4
Depreciation and Amortization	(830.6)	(162.1)	(216.3)	(23.0)	(104.1)	6.3	(1,329.8)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(198.1)	(87.1)	(68.5)
Corporate Shared Services	(222.0)	(58.3)	(38.7)
Storm Costs	(41.8)	—	—
Employee Benefits	(95.8)	(35.7)	(23.6)
Uncollectible Expense	(84.8)	(43.4)	—
Other	(67.3)	(2.9)	(29.2)
Total Operations and Maintenance	(709.8)	(227.4)	(160.0)	(46.1)	(662.4)	850.7	(955.0)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(2,888.4)	(840.7)	(142.8)	(13.4)	(2.4)	805.5	(3,082.2)
Operating Income	515.3	371.9	597.4	28.8	76.0	—	1,589.4
Interest Expense	(186.5)	(56.5)	(66.8)	(15.5)	(355.3)	86.6	(594.0)
Interest Income	52.1	12.4	0.3	—	86.6	(86.6)	64.8
Other Income, Net	74.6	14.5	21.6	2.2	1,059.6	(1,049.6)	122.9
Income Tax (Expense)/Benefit	(103.2)	(88.6)	(143.5)	2.4	57.1	—	(275.8)
Net Income	352.3	253.7	409.0	17.9	924.0	(1,049.6)	907.3
Net Income Attributable to Noncontrolling Interests	(2.3)	—	(1.5)	—	—	—	(3.8)
Net Income Attributable to Common Shareholders	$350.0	$253.7	$407.5	$17.9	$924.0	$(1,049.6)	$903.5
Cash Flows Used for Investments in Plant	$983.2	$372.5	$505.7	$68.1	$119.9	$—	$2,049.4

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of June 30, 2026	$35,435.5	$10,725.6	$17,562.6	$—	$29,851.4	$(30,159.4)	$63,415.7
As of December 31, 2025	34,858.1	10,865.5	17,193.9	2,977.6	29,743.3	(31,851.7)	63,786.7
17.    SALE OF AQUARION WATER DISTRIBUTION BUSINESS

On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion to the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority. In June 2024, a Connecticut law chartered AWA and enabled it to acquire, own, and operate Aquarion as a not-for-profit water authority. The sale was approved by PURA on March 25, 2026.

On June 30, 2026, Eversource completed the sale of Aquarion consistent with all regulatory terms and requirements. The total transaction purchase price was approximately $2.4 billion, which included approximately $650 million of long-term debt that was either repaid at closing or transferred to the buyer. The adjusted net equity proceeds of approximately $1.7 billion will be used to reduce Eversource parent debt.

As a result of the sale, Eversource recognized a non-cash, after-tax charge of $111.4 million in the second quarter of 2026, which is presented separately within Operating Expenses on the Eversource statement of income. The carrying value of the water distribution reporting unit included net property, plant and equipment of approximately $2.0 billion and goodwill of $662.4 million that was derecognized upon sale. As conditions of PURA’s approval, Eversource contributed $10 million into a rate stabilization fund for the future benefit of Aquarion customers and returned to customers $5.8 million of revenues collected and held in escrow related to the 2022 rate case appeal. Additional transaction costs resulting from the sale were $29 million. The assets and liabilities associated with the sale of the water distribution business were previously reflected in the Water Distribution segment and reporting unit. Eversource has no post-closing obligations under the purchase and sale agreement with AWA other than a working capital true-up to the purchase price and no continued involvement with the divested subsidiaries.

For the three months ended June 30, 2026 and 2025, pre-tax income associated with the water distribution business (excluding the $111.4 million charge) was $10.0 million and $13.0 million, respectively. For the six months ended June 30, 2026 and 2025, pre-tax income associated with the water distribution business (excluding the $111.4 million charge) was $16.0 million and $15.5 million, respectively.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as well as the Eversource 2025 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our 2026 earnings and EPS excluding a charge on the sale of the Aquarion water distribution business, a charge associated with increasing our offshore wind contingent liability, and a charge related to the March 2026 FERC decision in the FERC base ROE complaints. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the charge on the sale of the Aquarion water distribution business, the charge associated with increasing our offshore wind contingent liability, and the charge related to the March 2026 FERC decision in the FERC base ROE complaints are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not indicators of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

We do not provide a reconciliation of guidance from non-GAAP recurring earnings or non-GAAP recurring EPS to the most directly comparable GAAP measures because we are not able to predict with reasonable certainty the amount or nature of all items that will be included in our Net Income Attributable to Common Shareholders or EPS for the year ending December 31, 2026. These items are uncertain, depend on many factors and could have a material impact on our Net Income Attributable to Common Shareholders and EPS for the year ending December 31, 2026, and therefore cannot be made available without unreasonable effort.

We make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the U.S. federal securities laws. You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "pending," "anticipate," "intend," "plan," "project," "believe," "forecast," "would," "should," "could," and other similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those included in our forward-looking statements. Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance. These expectations, estimates, assumptions or projections may vary materially from actual results. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•    cyber events or breaches, including acts of war or terrorism, affecting our systems or the systems of third parties on which we rely,
•unauthorized access to, and the misappropriation of, confidential and proprietary Company, customer, employee, financial or system operating information,
•actions or inaction of local, state and federal regulatory, public policy and taxing bodies,
•changes in laws, regulations, Presidential executive orders or regulatory policy, including compliance with laws and regulations, which may impact the cost of compliance and strategic initiatives of the Company,
•adverse publicity, which can harm our reputation, influence legislative and regulatory bodies, and result in unfavorable outcomes,
•variability in the costs and final investment returns of the Revolution Wind and South Fork Wind offshore wind projects as it relates to the purchase price post-closing adjustment under the terms of the sale agreement for these projects,
•the ability to qualify for investment tax credits,
•extreme weather, including severe storms, due to the impacts of climate change, and fluctuations in weather patterns,
•physical attacks or grid disturbances that may damage and disrupt our electric transmission and electric and natural gas distribution systems,
•ability or inability to commence and complete our major strategic development projects and opportunities,
•breakdown, failure of, or damage to operating equipment, information technology systems, or processes of our transmission and distribution systems,

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

Financial Condition and Business Analysis

Executive Summary

Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities) and Yankee Gas, NSTAR Gas and EGMA (natural gas utilities). On June 30, 2026, Eversource completed the sale of the Aquarion water distribution business, which comprised its water distribution reportable segment. Eversource is organized into the electric distribution, electric transmission, and natural gas distribution reportable segments, and the water distribution reportable segment until the Aquarion sale.

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $53.7 million, or $0.14 per share, in the second quarter of 2026, compared with $352.7 million, or $0.96 per share, in the second quarter of 2025. We earned $660.5 million, or $1.75 per share, in the first half of 2026, compared with $903.5 million, or $2.45 per share, in the first half of 2025.

•Our second quarter of 2026 and first half of 2026 results include a non-cash, after-tax charge of $111.4 million, or $0.30 per share, resulting from a loss on the June 30, 2026 sale of Aquarion, which was recorded within the Water Distribution segment. Those results also include an after-tax charge of $164.0 million, or $0.43 per share, resulting from increasing our offshore wind contingent liability for expected future payments under a 2024 sale agreement of our previous offshore wind investments. This charge was recorded within Eversource Parent and Other Companies. Our first half of 2026 results also include an after-tax charge of $43.9 million, or $0.12 per share, for estimated refunds resulting from FERC’s March 19, 2026 order in the NETO ROE complaint proceedings, which was recorded within the Transmission segment. Excluding these charges, our non-GAAP earnings were $329.1 million, or $0.87 per share, in the second quarter of 2026 and $979.8 million, or $2.60 per share, in the first half of 2026.

•We reaffirmed our projection to earn within a 2026 non-GAAP recurring earnings guidance range of between $4.57 per share and $4.72 per share, which includes the impact of the prospective reduction to the transmission ROE resulting from the March 19, 2026 FERC order and the absence of Aquarion earnings in the second half of the year. We also reaffirmed that our cumulative long-term earnings per share growth rate will be within the range of 5 to 7 percent through 2030, using the adjusted 2026 non-GAAP earnings guidance mid-point of $4.65 per share as the base year. We expect annual earnings growth towards the upper half of the long-term guidance by 2028.

Liquidity:

•Cash flows provided by operating activities totaled $2.41 billion in the first half of 2026, compared with $2.10 billion in the first half of 2025. Investments in property, plant and equipment totaled $2.02 billion in the first half of 2026, compared with $2.05 billion in the first half of 2025.

•Cash and Cash Equivalents totaled $1.82 billion as of June 30, 2026, compared with $135.4 million as of December 31, 2025. Our available borrowing capacity under our commercial paper programs totaled $2.16 billion as of June 30, 2026.

•In the first half of 2026, we issued $2.40 billion of new long-term debt and we repaid $1.62 billion of long-term debt.

•On May 6, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on June 30, 2026 to shareholders of record as of May 18, 2026.

Regulatory Developments:

•On June 30, 2026, Eversource completed the sale of Aquarion consistent with all regulatory terms and requirements. The total transaction purchase price was approximately $2.4 billion, which included approximately $650 million of long-term debt that was either repaid at closing or transferred to the buyer. The adjusted net equity proceeds of approximately $1.7 billion will be used to reduce Eversource parent debt. As a result of the sale, Eversource recognized a non-cash, non-recurring charge, after-tax charge of $111.4 million in the second quarter of 2026.

•On July 14, 2026, CL&P filed an application with PURA to request an increase in base distribution rates to provide additional revenues of approximately $451 million annually, exclusive of the impact of catastrophic storms and pre‑staging events occurring between January 2018 and March 2025. As part of the rate case, CL&P proposes to implement a performance-based multi-year rate plan that would adjust rates annually over a four-year term from July 1, 2027 through June 30, 2031, with a corresponding stay out provision. The plan includes a revenue-cap formula adjusted for inflation, a supplemental capital adjustment formula to support CL&P’s planned capital infrastructure improvements, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism, among other proposals. The proposed revenue requirement includes a regulatory return on equity of 10.25 percent with a 53.86 percent common equity ratio for CL&P’s capital structure. A decision by PURA is expected by June 29, 2027.

•On July 29, 2026, PURA issued a final decision on CL&P’s request for recovery of deferred storm costs totaling $974.2 million plus carrying costs. PURA approved the vast majority of requested storm costs totaling $869.4 million of catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponed review of $63.3 million of storm costs to a future proceeding. The final decision also authorized the accrual of carrying costs on unrecovered, approved storm costs beginning on the date of the final decision. CL&P is currently evaluating the impact of costs not allowed for recovery in the decision and potential legal courses of action. The impact of the decision will be recorded in the third quarter of 2026.

Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$53.7	$0.14	$352.7	$0.96	$660.5	$1.75	$903.5	$2.45

Regulated Companies (Non-GAAP)	$395.4	$1.05	$419.2	$1.14	$1,124.1	$2.98	$1,029.1	$2.79
Eversource Parent and Other Companies (Non-GAAP)	(66.3)	(0.18)	(66.5)	(0.18)	(144.3)	(0.38)	(125.6)	(0.34)
Non-GAAP Earnings	$329.1	$0.87	$352.7	$0.96	$979.8	$2.60	$903.5	$2.45
Sale of Aquarion (after-tax) (1)	(111.4)	(0.30)	—	—	(111.4)	(0.30)	—	—
Loss on Offshore Wind (after-tax) (2)	(164.0)	(0.43)	—	—	(164.0)	(0.43)	—	—
FERC ROE Refund Charge (after-tax) (3)	—	—	—	—	(43.9)	(0.12)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$53.7	$0.14	$352.7	$0.96	$660.5	$1.75	$903.5	$2.45

(1)    In the second quarter of 2026, we recorded a non-cash, after-tax charge of $111.4 million resulting from the loss on the June 30, 2026 sale of Aquarion. For further information, see the “Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)    In the second quarter of 2026, we recorded a pre-tax charge of $194 million ($164 million after-tax) associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with GIP for the Revolution Wind project. For further information, see the “Offshore Wind Contingent Liability” section below included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)    In the first half of 2026, we recorded a pre-tax charge of $60.4 million ($43.9 million after-tax) as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints. The charge reflects a liability recorded for refunds associated with the fifteen-month first complaint period (October 1, 2011 – December 31, 2012), including interest accrued from the refund period through March 31, 2026. For further information, see the “FERC Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The impact of higher shares outstanding resulted in $0.04 earnings per share dilution in the first half of 2026, as compared to the first half of 2025.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$284.0	$0.75	$419.2	$1.14	$968.8	$2.56	$1,029.1	$2.79

Electric Distribution	$170.4	$0.45	$161.5	$0.44	$373.1	$0.99	$350.0	$0.95
Electric Transmission, excluding FERC ROE Refund Charge (Non-GAAP)	183.7	0.49	208.0	0.56	408.0	1.08	407.5	1.11
Natural Gas Distribution	29.7	0.08	35.3	0.10	325.1	0.86	253.7	0.68
Water Distribution, excluding Sale of Aquarion (Non-GAAP)	11.6	0.03	14.4	0.04	17.9	0.05	17.9	0.05
Net Income - Regulated Companies (Non-GAAP)	$395.4	$1.05	$419.2	$1.14	$1,124.1	$2.98	$1,029.1	$2.79
Sale of Aquarion (after-tax)	(111.4)	(0.30)	—	—	(111.4)	(0.30)	—	—
FERC ROE Refund Charge (after-tax)	—	—	—	—	(43.9)	(0.12)	—	—
Net Income - Regulated Companies (GAAP)	$284.0	$0.75	$419.2	$1.14	$968.8	$2.56	$1,029.1	$2.79

Our electric distribution segment earnings increased $8.9 million and $23.1 million in the second quarter and the first half of 2026, respectively, as compared to the second quarter and the first half of 2025, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025, and higher revenues from CL&P’s capital tracking mechanism due to increased electric system improvements and NSTAR Electric’s Advanced Metering Infrastructure (AMI) capital tracking mechanism. These benefits were partially offset by higher interest expense, higher depreciation and higher property taxes.

Our electric transmission segment earnings decreased $24.3 million in the second quarter of 2026, as compared to the second quarter of 2025, due primarily to the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well as higher interest expense, partially offset by continued investment in our transmission infrastructure.

Our electric transmission segment earnings decreased $43.4 million in the first half of 2026, as compared to the first half of 2025, due primarily to the first quarter 2026 after-tax charge of $43.9 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints in which the Company recorded a liability for refunds for the fifteen-month first complaint period, including interest. Excluding this charge, our electric transmission segment earnings increased $0.5 million in the first half of 2026, as compared to the first half of 2025, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher non-refundable transmission revenues, partially offset by the impact of the decrease in the allowed ROE from 10.57 percent to 9.57 percent and higher interest expense.

Our natural gas distribution segment earnings decreased $5.6 million in the second quarter of 2026, as compared to the second quarter of 2025, due primarily to the absence of a benefit in 2025 from previously expensed costs allowed for recovery, higher depreciation and higher property taxes, partially offset by higher revenues from the base distribution rate increase effective November 1, 2025 at Yankee Gas and from capital tracking mechanisms due to continued investments in natural gas infrastructure.

Our natural gas distribution segment earnings increased $71.4 million in the first half of 2026, as compared to the first half of 2025, due primarily to higher revenues from base distribution rate increases effective November 1, 2025 at Yankee Gas, NSTAR Gas and EGMA, and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher operations and maintenance expense, higher depreciation, the absence of a benefit in 2025 from previously expensed costs allowed for recovery, higher property taxes, a higher effective income tax rate, and higher interest expense.

Our water distribution segment earnings decreased $114.2 million and $111.4 million in the second quarter and the first half of 2026, respectively, as compared to the second quarter and the first half of 2025, due primarily to the $111.4 million after-tax charge on the sale of Aquarion. Excluding this charge, our water distribution segment earnings decreased $2.8 million in the second quarter of 2026, as compared to the second quarter of 2025, due primarily to higher operations and maintenance expense and higher depreciation, partially offset by higher revenues. Excluding this charge, water distribution segment earnings remained flat in the first half of 2026, as compared to the first half of 2025. For further information on the sale, see the “Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Eversource Parent and Other Companies: Eversource parent and other companies losses increased by $163.8 million and $182.7 million in the second quarter and the first half of 2026, respectively, as compared to the second quarter and the first half of 2025, due primarily to the after-tax charge of $164.0 million resulting from an increase to the offshore wind contingent liability. Excluding this charge, Eversource parent and other companies losses decreased by $0.2 million in the second quarter of 2026, as compared to the second quarter of 2025, and increased by $18.7 million in the first half of 2026, as compared to the first half of 2025. Results in both periods were driven by higher interest expense and a higher effective income tax rate.

Offshore Wind Contingent Liability: On September, 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind Projects to Global Infrastructure Partners (GIP). Eversource recorded a contingent liability relating to expected future payments to GIP as part of the sale of the South Fork Wind and Revolution Wind projects. As part of the definitive agreement with GIP, Eversource is responsible for certain post-closing purchase price adjustments. This obligation included an expected cost overrun sharing obligation, an expected obligation to maintain GIP’s internal rate of return, and an obligation for other future costs.

In the second quarter of 2026, Eversource received revised projections of total construction costs associated with Revolution Wind, which included quantifiable cost increases. As a result, Eversource recognized a pre-tax charge of $194 million in the second quarter of 2026 to increase the liability for purchase price adjustments associated with the Revolution Wind project. Payments made in the first half of 2026 and 2025 of $233.0 million and $68.6 million, respectively, reduced the contingent liability and were reflected within investing activities on the statement of cash flows. Payments made in 2026 related to cost overruns for the Revolution Wind project paid to GIP and payment in 2025 related to a purchase price adjustment payment for the South Fork Wind project paid to GIP.

Eversource continually evaluates the contingent liability and will reassess the balance as new information becomes available. Based on most recent updates on the construction status of Revolution Wind and other information currently available, Eversource believes that the contingent liability balance as of June 30, 2026 is an adequate estimate to cover this contingent liability for purchase price adjustments. As of June 30, 2026 and December 31, 2025, the contingent liability totaled $409.2 million and $448.2 million, respectively, and is recorded as a current liability on Eversource’s balance sheets, based upon the timing of expected payments to GIP.

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

Cash and Cash Equivalents totaled $1.82 billion as of June 30, 2026, compared with $135.4 million as of December 31, 2025.

The June 30, 2026 Cash and Cash Equivalents balance includes approximately $1.7 billion of net proceeds received from the June 30, 2026 sale of Aquarion. The Company expects to utilize the net proceeds to reduce Eversource parent debt.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and EGMA are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2025, the revolving credit facility’s termination date was extended for one additional year to October 11, 2030, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

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

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$432.0	$1,280.0	$1,568.0	$720.0	4.00%	3.98%
NSTAR Electric Commercial Paper Program	63.0	245.4	587.0	404.6	3.87%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of June 30, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either September 2026, October 2026 or May 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of June 30, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time. As a result of the Yankee Gas long-term debt issuances on July 15, 2026, $62.3 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026. As a result of the EGMA long-term debt issuances on July 15, 2026, $39.0 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of June 30, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $2.1 million and $49.3 million, respectively. As of June 30, 2026, there were intercompany loans from Eversource parent to CL&P of $107.0 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On March 3, 2026, PSNH filed a petition with the NHPUC requesting authorization to issue up to $200.0 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with the NHPUC. On July 17, 2026, NSTAR Electric filed a petition with the DPU requesting authorization to issue up to $3.2 billion in long-term debt through December 31, 2029.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric Debentures	4.65%	$350.0	May 2026	May 2031	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	350.0	May 2026	May 2036	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	2.70%	(250.0)	June 2026	June 2026	Paid at maturity
NSTAR Electric Series H Senior Notes	2.75%	(50.0)	June 2026	June 2026	Paid at maturity
PSNH Series X First Mortgage Bonds	5.35%	200.0	June 2026	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series A Junior Notes (1)	6.10%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	(250.0)	March 2026	March 2026	Paid at maturity
Eversource Parent Series AA Senior Notes	4.75%	(450.0)	May 2026	May 2026	Paid at maturity
Yankee Gas Series AA First Mortgage Bonds	5.22%	75.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series BB First Mortgage Bonds	5.61%	100.0	July 2026	July 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
EGMA Series G First Mortgage Bonds	5.12%	100.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes

(1)    The Eversource Parent Series A Junior Subordinated Notes bear interest at a fixed rate of 6.10 percent per year from the issuance date of February 26, 2026 to August 14, 2031. Thereafter, the interest rate resets every five years, commencing on August 15, 2031, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.521 percent.

(2)     The Eversource Parent Series B Junior Subordinated Notes bear interest at a fixed rate of 6.35 percent per year from the issuance date of February 26, 2026 to August 14, 2036. Thereafter, the interest rate resets every five years, commencing on August 15, 2036, at a rate per year equal to the five-year U.S. Treasury Rate plus a spread of 2.325 percent.

In connection with the sale of Aquarion on June 30, 2026, $612.4 million of long-term debt was repaid at closing.

As a result of the Yankee Gas long-term debt issuances on July 15, 2026, $90.0 million of current portion of long-term debt was reclassified to Long-Term Debt on Eversource parent’s balance sheet as of June 30, 2026.

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $21.6 million of RRB principal payments and $6.1 million of interest payments in the first half of 2026, and paid $21.6 million of RRB principal payments and $6.9 million of interest payments in the first half of 2025.

Common Share Issuances and Equity Distribution Agreement: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In 2025, we issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. In the second quarter of 2026, Eversource issued 289,044 common shares, which resulted in proceeds of $20.2 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas. Cash flows provided by operating activities totaled $2.41 billion in the first half of 2026, compared with $2.10 billion in the first half of 2025. Operating cash flows were favorably impacted by the timing of cash collections on our accounts receivable, an improvement in regulatory recoveries for retail and wholesale transmission costs and natural gas regulatory cost tracking mechanisms driven by the timing of collections, a $59.0 million decrease in cost of removal expenditures, a $56.7 million increase in income tax refunds received in 2026 compared to 2025, and the timing of other working capital items. These favorable impacts were partially offset by a decrease in regulatory recoveries for CL&P’s non-bypassable FMCC and SBC cost tracking mechanisms driven primarily by the timing of collections, the timing of cash payments made on our accounts payable, and a $13.3 million increase in cash payments to vendors for storm costs. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows. Additionally, under a winter electric bill relief program in Massachusetts, bill credits were provided to electric and natural gas customers in the first quarter of 2026, which resulted in delayed collections that will be recovered later in 2026, and were partially offset by proceeds of $84.1 million received from the Commonwealth of Massachusetts at NSTAR Electric in January 2026 to fund a portion of the bill relief.

On May 6, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on June 30, 2026 to shareholders of record as of May 18, 2026. In the first half of 2026, we paid cash dividends of $580.3 million and issued non-cash dividends of $11.9 million in the form of treasury shares, totaling dividends of $592.2 million. In the first half of 2025, we paid cash dividends of $540.9 million and issued non-cash dividends of $11.8 million in the form of treasury shares, totaling dividends of $552.7 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first half of 2026, CL&P, NSTAR Electric and PSNH paid $176.8 million, $331.0 million, and $127.9 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first half of 2026, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $2.02 billion, $511.5 million, $773.8 million, and $197.4 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

For our offshore wind contingent liability, payments made in the first half of 2026 and 2025 reduced the liability and were reflected within investing activities on the statement of cash flows. Payments made in 2026 related to cost overruns for the Revolution Wind project paid to GIP and payment in 2025 related to a purchase price adjustment payment for the South Fork Wind project paid to GIP.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2025 Form 10-K.

Credit Ratings: On July 6, 2026, Moody’s revised the outlook of both Eversource parent and NSTAR Electric from negative to stable due to the closing of the sale of Aquarion and the approval of storm costs in Connecticut.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $1.97 billion in the first half of 2026, compared to $2.15 billion in the first half of 2025.  These amounts included $101.4 million and $104.4 million in the first half of 2026 and 2025, respectively, at Eversource Service and The Rocky River Realty Company primarily for information technology and facilities upgrades.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $5.6 million in the first half of 2026, as compared to the first half of 2025.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025
CL&P	$205.4	$159.3
NSTAR Electric	203.7	200.1
PSNH	84.0	139.3
Total Electric Transmission	$493.1	$498.7

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program will construct Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project will address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources will support the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Environmental permits are acquired to support ongoing construction activities. Additional required permits for transmission line trenchless crossings, including a license from the MA DEP, are expected to be approved by the end of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total estimated project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of June 30, 2026, $265.4 million has been spent on the project, with $208.0 million for transmission and $57.4 million for distribution.

ISO-NE Longer-Term Transmission Planning RFP: On March 31, 2025, ISO-NE issued the 2025 Longer-Term Transmission Planning Request for Proposal (RFP) to address longer-term needs that the New England States Committee on Electricity (NESCOE) identified in a December 13, 2024 request for ISO-NE to issue a longer-term transmission RFP. Following a full evaluation of the transmission tariff and RFP requirements, on July 22, 2026, ISO-NE selected a joint proposal submitted by Eversource (for NSTAR Electric and PSNH) and Central Maine Power as the preliminary preferred solution. This transmission project is designed to increase transmission capacity between Maine and New Hampshire while strengthening the transmission interface between northern and southern New England and accommodating interconnection of at least 1,200 MW of onshore wind. Eversource’s share of the total estimated $2.2 billion project cost is approximately $700 million and the project has an anticipated in-service date in 2032. After stakeholder input due in August 2026, ISO-NE will select the preferred solution for development and NESCOE will then determine whether to allow the process to proceed.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2026
Basic Business	$167.5	$288.5	$44.1	$500.1	$87.4	$10.2	$597.7
Aging Infrastructure	55.8	207.9	41.7	305.4	251.3	70.7	627.4
Load Growth and Other	65.4	63.9	9.0	138.3	14.4	0.4	153.1
Total Distribution	$288.7	$560.3	$94.8	$943.8	$353.1	$81.3	$1,378.2
2025
Basic Business	$161.0	$266.5	$77.7	$505.2	$100.8	$9.6	$615.6
Aging Infrastructure	61.7	221.9	48.7	332.3	317.7	63.3	713.3
Load Growth and Other	51.2	115.0	32.5	198.7	21.0	0.4	220.1
Total Distribution	$273.9	$603.4	$158.9	$1,036.2	$439.5	$73.3	$1,549.0

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

Sale of Aquarion Water Distribution Business: On January 27, 2025, Eversource entered into a definitive agreement to sell Aquarion to the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority. In June 2024, a Connecticut law chartered AWA and enabled it to acquire, own, and operate Aquarion as a not-for-profit water authority. The sale was approved by PURA on March 25, 2026.

On June 30, 2026, Eversource completed the sale of Aquarion consistent with all regulatory terms and requirements. The total transaction purchase price was approximately $2.4 billion, which included approximately $650 million of long-term debt that was either repaid at closing or transferred to the buyer. The adjusted net equity proceeds of approximately $1.7 billion will be used to reduce Eversource parent debt.

As a result of the sale, Eversource recognized a non-cash, after-tax charge of $111.4 million in the second quarter of 2026, which is presented separately within Operating Expenses on the Eversource statement of income. The carrying value of the water distribution reporting unit included net property, plant and equipment of approximately $2.0 billion and goodwill of $662.4 million that was derecognized upon sale. As conditions of PURA’s approval, Eversource contributed $10 million into a rate stabilization fund for the future benefit of Aquarion customers and returned to customers $5.8 million of revenues collected and held in escrow related to the 2022 rate case appeal. Additional transaction costs resulting from the sale were $29 million. The assets and liabilities associated with the sale of the water distribution business were previously reflected in the Water Distribution segment and reporting unit. Eversource has no post-closing obligations under the purchase and sale agreement with AWA other than a working capital true-up to the purchase price and no continued involvement with the divested subsidiaries.

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

The ROE originally billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, FERC issued Opinion No. 531-A and set the base ROE at 10.57 percent and the incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. The NETOs filed an appeal of this decision, which was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court). All amounts associated with Opinion No. 531-A on the first complaint period lowering the base ROE of 11.14 percent to 10.57 percent were refunded by 2015.

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

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness. In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Midcontinent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision, and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the retroactive refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 highlighting several deficiencies including but not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ prospective ROE, and procedural issues related to overlapping complaints. On May 21, 2026, FERC issued an order denying the request for rehearing by operation of law. The NETOs filed an appeal of Opinion No. 594 and the FERC denial of rehearing by operation of law with the D.C. Circuit Court on June 5, 2026.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement base ROE of 11.39 percent, resulting in an incentive cap of 12.89 percent, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. On June 29, 2026, FERC issued an order finding the proposed ROE has not been shown to be just and reasonable, suspending the increase until November 30, 2026, subject to refund, and initiating paper hearing procedures. Initial briefs are due in the paper hearing on August 28, 2026, with reply briefs due on September 28, 2026.

As a result of the March 19, 2026 FERC decision, Eversource has determined that a refund is probable and that a range of refunds is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax refunds of $62.0 million to $968.4 million, which includes a range of interest of $30.1 million to $271.5 million, as of June 30, 2026. The low end of the estimated range of refunds reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the estimated range of refunds includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of approximately $906.4 million. The range of refund estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision. Based on Eversource’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying this decision as identified in the rehearing request, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act, Eversource does not believe that refunds at the high end of the range for the retroactive period are probable. Eversource continues to challenge the March 19, 2026 FERC decision, but cannot predict the ultimate outcome of these proceedings.

The Company has recorded a current regulatory liability for revenues subject to refund of $62.0 million (pre-tax) as of June 30, 2026, which represents the low end of the range, as no amount within this range is considered a better estimate. The regulatory liability recorded reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The liability consists of $29.8 million, $24.6 million and $7.6 million for CL&P, NSTAR Electric and PSNH, respectively, of which $14.4 million, $12.0 million and $3.7 million is accrued interest, respectively, as of June 30, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues, and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

The Company’s estimates are based on currently available information; however, it is reasonably possible that the ultimate resolution of this matter may result in a refund in excess of the amount accrued, and such additional losses could have a material impact on the financial condition, results of operations, and cash flows in a future period.

The reduction in the base ROE from 10.57 percent to 9.57 percent is expected to lower Eversource's future annual after-tax earnings by approximately $70 million, estimated using 2025 rate base, and excluding the new base ROE of 11.39 percent that will become effective on November 30, 2026, subject to the outcome of the FERC-ordered paper hearing. The impact to earnings would increase over time as we continue to invest in our transmission infrastructure. The change in the related specific transmission incentive adders due to the expanded incentive cap would offset the reduced annual after-tax earnings by approximately $5 million.

FERC Connecticut RTO Adder Complaint: On June 11, 2026, DEEP, Connecticut Office of Consumer Counsel, PURA, and the Connecticut Attorney General (collectively, the CT Agencies) filed a complaint at FERC against CL&P and The United Illuminating Company, requesting FERC to: (1) find that CL&P’s and UI’s collection of the 50-basis points ROE adder for Regional Transmission Organization (RTO) participation is unjust and unreasonable because Connecticut law now requires RTO membership and such an incentive should not be awarded for behavior required by law; (2) direct tariff revisions to eliminate the adder in the formula rate; and (3) direct refunds of adder-related charges imposed after the refund effective date of the complaint. On June 29, 2026, CL&P and UI filed a complaint in U.S. District Court in Connecticut asserting that Connecticut Public Act 25-173 is unconstitutional in requiring ISO-NE membership. On July 1, 2026, CL&P and UI filed a motion requesting the CT RTO Adder Complaint proceeding be held in abeyance until the U.S. District Court proceeding in Connecticut is resolved. We cannot predict the outcome of the complaints at this time.

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

Regulatory Developments and Rate Matters

Electric and Natural Gas Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first half of 2026, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K.

Connecticut:

CL&P Distribution Rate Case: On July 14, 2026, CL&P filed an application with PURA to request an increase in base distribution rates. The application proposed to amend rates to provide additional revenues of approximately $451 million annually, exclusive of the impact of catastrophic storms and pre‑staging events occurring between January 2018 and March 2025. The total revenue deficiency inclusive of the impact of these storm costs is approximately $727 million. In connection with storm cost recovery proposals, CL&P is requesting (1) the securitization of storm restoration costs incurred for catastrophic weather and pre-staging events between 2018 and 2023 (PURA is currently evaluating this proposal under separate proceedings) and (2) a prudence review of storm restoration costs incurred for catastrophic weather events between January 2024 and March 2025. Amounts deemed prudent through this review would be recovered from customers through a newly proposed storm cost recovery adjustment factor, designed to provide for annual reviews of deferred storm costs, allowing for more consistent and timely cost recovery while mitigating potential rate shock for customers.

As part of the rate case, CL&P proposes to implement a performance-based multi-year rate plan that would adjust rates annually over a four-year term from July 1, 2027 through June 30, 2031, with a corresponding stay out provision. The plan includes a revenue-cap formula adjusted for inflation, a supplemental capital adjustment formula to support CL&P’s planned capital infrastructure improvements, an exogenous events recovery mechanism, performance metrics and an earnings sharing mechanism, among other proposals. The proposed revenue requirement includes a regulatory return on equity of 10.25 percent with a 53.86 percent common equity ratio for CL&P’s capital structure. PURA is permitted up to 350 days in all to investigate the proposed rates and issue a final order. A decision by PURA is expected by June 29, 2027.

CL&P Storm Proceeding: On March 28, 2024, PURA established a prudency review proceeding to evaluate costs reported by CL&P for catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023. Storm costs requested by CL&P for this six-year period totaled $974.2 million. CL&P additionally requested approval to recover carrying costs calculated at the weighted average cost of capital on the deferred storm costs totaling $397 million. These carrying costs reflect CL&P’s actual financing costs on the unrecovered storm costs from the date the deferred storm costs were incurred through June 1, 2027, the expected date of securitization. These carrying costs have not been deferred on the balance sheet.

On July 29, 2026, PURA issued a final decision approving $869.4 million of prudently incurred catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponing review of $63.3 million of storm costs to a future proceeding. PURA did not approve the recovery of carrying costs from the date the deferred storm costs were incurred through the date of the final decision. PURA approved the accrual of carrying costs on the unrecovered, approved storm costs beginning on the date of the final decision through the date of securitization or other recovery authorized in the CL&P distribution rate case proceeding. Total approved storm costs to be considered by PURA for future securitization are $667.9 million, which excludes $101.5 million of costs that were previously collected from customers through base distribution rates and $100 million approved in the April 2026 RAM proceeding to be collected through the CTA rate from May 1, 2026 through April 30, 2027. CL&P is currently evaluating the impact of costs not allowed for recovery in the decision and potential legal courses of action. The impact of the decision will be recorded in the third quarter of 2026.

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

On July 1, 2026, PURA issued a final decision rescinding the previously approved December 2024 interim AMI cost recovery tariff framework resulting from the delay in AMI implementation, CL&P’s impending base distribution rate proceeding and the passing of legislation permitting the securitization of AMI costs. On July 14, 2026, CL&P formally submitted its AMI implementation and cost recovery proposals in conjunction with its base distribution rate case filing. In the rate case proceeding, CL&P requested approval of a new cost recovery framework to support accelerated AMI deployment, leveraging a proposed PBR capital funding mechanism and future securitization for incremental O&M and stranded legacy meter costs. On July 21, 2026, CL&P petitioned for a separate, uncontested proceeding to secure timely authorization to advance the physical deployment schedule. CL&P witnesses filed testimony, including an updated estimate of $1.3 billion for capital costs and operating expenses. CL&P requested a determination from PURA by November 2026.

CL&P RAM Filing: On April 22, 2026, PURA issued an interim decision in CL&P’s Rate Adjustment Mechanisms (RAM) filing and approved rates for six RAM components, with rates effective May 1, 2026 through April 30, 2027. The rates include recovery of over- or under-collection balances as of December 31, 2025, actual costs from the prior year, and adjustments to incorporate certain known and measurable cost changes not reflected in prior year costs that CL&P will incur in 2026. As part of the RAM decision, PURA approved incremental funding of $100 million of storm restoration costs through the Competitive Transition Assessment (CTA) rate, for the period May 1, 2026 to April 30, 2027. This incremental funding provides interim recovery for a portion of CL&P’s deferred storm costs.

Massachusetts:

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On June 15, 2026, NSTAR Gas submitted its annual PBR Adjustment filing reflecting a $19.8 million increase to base distribution rates, of which, $19.7 million was associated with an inflation-based adjustment and the remainder for a prior period exogenous cost adjustment, for effect on November 1, 2026. DPU approval is expected by October 30, 2026.

New Hampshire:

PSNH Distribution Rates: PSNH’s alternative regulatory framework allows three formulaic annual revenue adjustments on August 1, 2026, 2027 and 2028. On April 1, 2026, PSNH submitted its first annual alternative regulatory framework filing reflecting a calculated $23.6 million in supplemental revenue support to be included in base distribution rates, for effect August 1, 2026. On July 21, 2026, the NHPUC approved this filing.

Legislative, Policy and Legal Matters

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Operating Revenues	$2,903.2	$2,838.1	$65.1	$7,407.6	$6,956.4	$451.2
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	939.5	818.7	120.8	2,457.7	2,159.1	298.6
Operations and Maintenance	480.4	467.6	12.8	987.4	955.0	32.4
Depreciation	423.9	385.6	38.3	844.4	765.2	79.2
Amortization	(44.3)	109.1	(153.4)	358.4	564.6	(206.2)
Energy Efficiency Programs	173.2	135.3	37.9	464.8	392.8	72.0
Taxes Other Than Income Taxes	278.2	258.8	19.4	566.5	530.3	36.2
Sale of Aquarion	111.4	—	111.4	111.4	—	111.4
Total Operating Expenses	2,362.3	2,175.1	187.2	5,790.6	5,367.0	423.6
Operating Income	540.9	663.0	(122.1)	1,617.0	1,589.4	27.6
Interest Expense	355.4	293.2	62.2	720.7	594.0	126.7
Loss on Offshore Wind	194.0	—	194.0	194.0	—	194.0
Other Income, Net	144.0	95.4	48.6	245.2	187.7	57.5
Income Before Income Tax Expense	135.5	465.2	(329.7)	947.5	1,183.1	(235.6)
Income Tax Expense	79.9	110.6	(30.7)	283.2	275.8	7.4
Net Income	55.6	354.6	(299.0)	664.3	907.3	(243.0)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	3.8	3.8	—
Net Income Attributable to Common Shareholders	$53.7	$352.7	$(299.0)	$660.5	$903.5	$(243.0)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes and our firm natural gas MMcf sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas
	Sales Volumes (GWh)		Percentage Increase/(Decrease)	Sales Volumes (MMcf)		Percentage Increase/(Decrease)
Three Months Ended June 30:	2026	2025		2026	2025
Traditional	1,834	1,816	1.0%	—	—	—%
Decoupled	10,084	10,122	(0.4)%	26,330	26,161	0.6%
Total Sales Volumes	11,918	11,938	(0.2)%	26,330	26,161	0.6%

Six Months Ended June 30:
Traditional	3,901	3,846	1.4%	—	—	—%
Decoupled	21,343	21,064	1.3%	93,573	94,448	(0.9)%
Total Sales Volumes	25,244	24,910	1.3%	93,573	94,448	(0.9)%

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

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric, NSTAR Gas, EGMA, and Yankee Gas, fluctuations in retail sales volumes do not materially impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

Operating Revenues: The variance in Operating Revenues by segment is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Electric Distribution	$2,183.5	$2,166.4	$17.1	$5,124.0	$4,944.1	$179.9
Natural Gas Distribution	528.7	460.8	67.9	1,901.8	1,602.1	299.7
Electric Transmission	581.0	568.7	12.3	1,165.7	1,116.5	49.2
Water Distribution	62.4	61.1	1.3	116.0	111.3	4.7
Other	439.8	405.8	34.0	924.3	844.9	79.4
Eliminations	(892.2)	(824.7)	(67.5)	(1,824.2)	(1,662.5)	(161.7)
Total Operating Revenues	$2,903.2	$2,838.1	$65.1	$7,407.6	$6,956.4	$451.2

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

The increase at Electric Distribution for the three and six month periods is due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025. The increase at Natural Gas Distribution for the three and six month periods is due primarily to base distribution rate increases effective November 1, 2025 at Yankee Gas, NSTAR Gas and EGMA, and also a shift in recovery of certain GSEP investments from tracked revenues into base rates, which does not impact total revenues or earnings.

	Three Months Ended June 30,			For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase
Base Electric Distribution Revenues	$704.3	$681.6	$22.7	$1,469.9	$1,423.5	$46.4
Base Natural Gas Distribution Revenues	232.9	176.9	56.0	841.2	603.1	238.1

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 30, 2025, the DPU approved a $55.1 million increase to base distribution rates for effect on January 1, 2026.

On July 25, 2025, the NHPUC approved a permanent rate increase to base distribution rates of $100.7 million, effective August 1, 2025 at PSNH.

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

EGMA was allowed two rate base resets in a DPU-approved October 7, 2020 rate settlement agreement, with the first rate base reset on November 1, 2024. EGMA’s base distribution rates were increased effective November 1, 2025 to incorporate a $62.2 million remaining revenue requirement.

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

The variance in tracked distribution revenues is due primarily to the following:

	For the Three Months Ended June 30,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$419.3	$367.3	$52.0	$195.2	$140.2	$55.0
Retail transmission	476.4	428.2	48.2	—	—	—
State-mandated charges	186.6	372.8	(186.2)	53.3	44.9	8.4
Other delivery	149.7	135.9	13.8	19.7	47.3	(27.6)
Wholesale Market Sales Revenue	219.9	155.2	64.7	24.8	48.9	(24.1)

	For the Six Months Ended June 30,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$995.5	$874.1	$121.4	$733.1	$547.2	$185.9
Retail transmission	997.8	879.0	118.8	—	—	—
State-mandated charges	539.8	920.5	(380.7)	196.3	186.1	10.2
Other delivery	329.2	296.6	32.6	41.3	147.5	(106.2)
Wholesale Market Sales Revenue	741.1	502.9	238.2	84.2	111.3	(27.1)

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

Energy supply procurement: The increase in energy supply procurement within electric distribution for the three and six month periods was driven by higher average prices and higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the six month period was driven by higher average prices and higher average supply-related sales volumes.

State-mandated charges: The variance in state-mandated charges for the three and six month periods was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

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

Other delivery: The decrease in other delivery for the three and six month periods at the natural gas distribution business is due primarily to a shift in recovery of certain GSEP investments into base rates, which does not impact total revenues or earnings.

Wholesale market sales revenue: The increase in electric distribution wholesale market sales revenue for the three and six month periods was due primarily to the sale of output from the Hydro-Québec PPA at NSTAR Electric, which began in the first quarter of 2026. The increase was also due to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $44.23 per MWh and $83.01 per MWh for the three and six months ended June 30, 2026, as compared to $39.07 per MWh and $72.46 per MWh for the same periods in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Electric Transmission Revenues:  Electric transmission revenues increased $12.3 million and $49.2 million for the three and six month periods, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. The increase was partially offset by the impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent. The six month period also includes a decrease in revenues due to the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 2026 FERC decision of $31.9 million. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

(Millions of Dollars)	Three Months Ended	Six Months Ended
Energy supply procurement costs	$51.8	$122.7
Other electric distribution costs	27.2	16.5
Natural gas supply costs	31.8	127.6
Transmission costs	41.4	105.9
Eliminations	(31.4)	(74.1)
Total Purchased Power, Purchased Natural Gas and Transmission	$120.8	$298.6

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The increase in other electric distribution costs for the three month period is due primarily to an increase in the LTRCA related to NSTAR Electric’s PPA with Hydro-Québec, for which costs began in the first quarter of 2026, and an increase in transition costs at PSNH. These increases were partially offset by lower net metering costs at NSTAR Electric and lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P.

The increase in other electric distribution costs for the six month period is due primarily to an increase in the LTRCA related to NSTAR Electric’s PPA with Hydro-Québec, for which costs began in the first quarter of 2026. The increase was partially offset by lower net metering costs at NSTAR Electric, lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and a decrease in transition costs at PSNH resulting from higher Regional Greenhouse Gas Initiatives (RGGI) proceeds received, which are credited back to customers.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average purchased volumes and an increase in the retail cost deferral, partially offset by lower average prices. Total natural gas costs increased for the six month period due primarily to higher average prices, higher average purchased volumes, and an increase in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system. The increase in transmission costs for the three month period is due primarily to an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. These increases were partially offset by a decrease in costs billed by ISO-NE that support regional grid investments. The increase in transmission costs for the six month period is due primarily to an increase in costs billed by ISO-NE, an increase in Local Network Service charges, and an increase in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$(10.4)	$(1.4)
Employee-related expenses (including labor and benefits)	(6.0)	(14.0)
Shared corporate costs (including IT system depreciation at Eversource Service)	3.7	9.0
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	6.4	1.3
Operations-related expenses (including vegetation management, vendor services, vehicles and materials)	1.8	2.5
Total Base Electric Distribution (Non-Tracked Costs)	(4.5)	(2.6)
Tracked Electric Costs (Electric Distribution and Electric Transmission)	18.6	30.9
Total Electric Distribution and Electric Transmission	14.1	28.3
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense and shared corporate costs	2.6	22.2
Tracked Costs - Decrease due primarily to lower uncollectible expense	(1.2)	(8.0)
Total Natural Gas Distribution	1.4	14.2
Water Distribution	2.1	2.0
Eversource Parent and Other Companies - other operations and maintenance	33.0	75.6
Eliminations	(37.8)	(87.7)
Total Operations and Maintenance	$12.8	$32.4

Depreciation expense increased for the three and six month periods due primarily to higher net plant in service balances and higher depreciation rates at Yankee Gas resulting from the November 2025 rate case decision.

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

The CL&P non-bypassable FMCC rates and the SBC retail rates in effect for the three and six month periods of 2026 were lower than those in effect for the three and six month periods of 2025. These lower collections, as compared to the actual costs incurred, resulted in a decrease to amortization expense for the three and six month periods of $116.2 million and $127.8 million for the CL&P non-bypassable FMCC mechanism, respectively, and $49.3 million and $86.7 million for the CL&P SBC deferral adjustment, respectively.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense increased for the three and six month periods due primarily to the deferral adjustment, partially offset by lower program spending.

Taxes Other Than Income Taxes expense increased for the three and six month periods due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher Connecticut gross earnings taxes.

Sale of Aquarion relates to a charge of $111.4 million associated with the loss on the sale of the Aquarion water distribution business. See “Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Interest Expense increased for the three and six month periods due to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Long-term debt	$37.8	$69.2
Capitalized AFUDC related to debt funds	6.8	5.0
Amortization of debt discounts and premiums, net	0.1	0.7
Regulatory deferrals (due primarily to interest expense accrued on the FERC ROE regulatory liability of $1.3 million and $30.1 million recorded in the second quarter and first half of 2026, respectively)	29.9	76.8
Short-term notes payable	(12.2)	(24.4)
RRBs	(0.4)	(0.8)
Other	0.2	0.2
Total Interest Expense	$62.2	$126.7

Loss on Offshore Wind relates to the pre-tax charge of $194 million in the second quarter of 2026 associated with increasing our offshore wind contingent liability for expected future payments associated with the Revolution Wind project. See “Earnings Overview - Offshore Wind Contingent Liability” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Income, Net increased for the three and six month periods due to the following:

(Millions of Dollars)	Three Months Ended	Six Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$6.8	$18.4
Interest Income (primarily on regulatory deferrals)	1.8	(3.8)
Capitalized AFUDC related to equity funds	5.3	5.3
Equity in Earnings of Unconsolidated Affiliates	0.3	(1.9)
Investment (Loss)/Income	(1.4)	0.9
Other (including the gain on sale of an intangible asset in the second quarter of 2026)	35.8	38.6
Total Other Income, Net	$48.6	$57.5

Income Tax Expense decreased for the three month period due primarily to lower pre-tax earnings ($69.2 million), lower state taxes ($5.9 million), and an increase in amortization of EDIT ($3.6 million), partially offset by an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($48.0 million).

Income Tax Expense increased for the six month period due to lower pre-tax earnings ($49.5 million), and increases due primarily to higher state taxes ($4.4 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($60.0 million), partially offset by an increase in amortization of EDIT ($6.7 million), and lower share-based payment tax deficiency ($0.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the six months ended June 30, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Operating Revenues	$2,617.8	$2,673.4	$(55.6)	$2,069.0	$1,883.2	$185.8	$717.5	$651.1	$66.4
Operating Expenses:
Purchased Power and Transmission	1,049.1	874.5	174.6	537.3	534.7	2.6	154.9	119.3	35.6
Operations and Maintenance	384.2	390.9	(6.7)	386.7	342.5	44.2	128.8	138.0	(9.2)
Depreciation	224.8	214.4	10.4	239.3	217.4	21.9	89.4	81.7	7.7
Amortization of Regulatory Assets, Net	202.1	418.0	(215.9)	90.0	67.7	22.3	34.9	47.7	(12.8)
Energy Efficiency Programs	68.0	91.7	(23.7)	193.3	107.7	85.6	18.3	22.7	(4.4)
Taxes Other Than Income Taxes	230.1	221.0	9.1	159.6	152.0	7.6	55.8	53.0	2.8
Total Operating Expenses	2,158.3	2,210.5	(52.2)	1,606.2	1,422.0	184.2	482.1	462.4	19.7
Operating Income	459.5	462.9	(3.4)	462.8	461.2	1.6	235.4	188.7	46.7
Interest Expense	138.4	97.6	40.8	152.7	114.6	38.1	55.3	41.1	14.2
Other Income, Net	34.8	30.1	4.7	105.8	94.0	11.8	20.9	24.5	(3.6)
Income Before Income Tax Expense	355.9	395.4	(39.5)	415.9	440.6	(24.7)	201.0	172.1	28.9
Income Tax Expense	86.4	100.5	(14.1)	96.2	104.5	(8.3)	49.2	41.9	7.3
Net Income	$269.5	$294.9	$(25.4)	$319.7	$336.1	$(16.4)	$151.8	$130.2	$21.6

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Six Months Ended June 30,
	2026	2025	Percentage Increase
CL&P	10,017	9,881	1.4%
NSTAR Electric	11,326	11,183	1.3%
PSNH	3,901	3,846	1.4%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $55.6 million at CL&P, increased $185.8 million at NSTAR Electric and $66.4 million at PSNH for the six month period.

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

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase	2026	2025	Increase
Base Distribution Revenues	$564.5	$564.5	$—	$640.0	$614.8	$25.2	$265.4	$244.2	$21.2

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

The variance in tracked distribution revenues is due primarily to the following:

	For the Six Months Ended June 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$665.8	$529.0	$136.8	$180.4	$232.1	$(51.7)	$149.3	$113.0	$36.3
Retail transmission	409.3	311.2	98.1	438.6	434.3	4.3	149.9	133.5	16.4
State-mandated charges	198.5	594.7	(396.2)	305.0	272.0	33.0	36.3	53.8	(17.5)
Other delivery	143.5	138.2	5.3	184.7	156.0	28.7	1.0	2.4	(1.4)
Wholesale Market Sales Revenue	500.2	394.7	105.5	222.2	89.4	132.8	18.7	18.8	(0.1)

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

Energy supply procurement: The increase in energy supply procurement at CL&P and PSNH for the six month period was driven by higher average prices and higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric for the six month period was driven by lower average supply-related sales volumes, partially offset by higher average prices.

State-mandated charges: The variance in state-mandated charges for the six month period was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

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

Wholesale market sales revenue: The increase in CL&P’s wholesale market sales revenue for the six month period was due primarily to higher average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $83.01 per MWh for the six months ended June 30, 2026, as compared to $72.46 per MWh for the same period in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. The increase in wholesale market revenues at NSTAR Electric is due primarily to the sale of output from the Hydro-Québec PPA, which began in the first quarter of 2026.

Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Transmission Revenues: Transmission revenues increased $19.2 million at CL&P, $16.8 million at NSTAR Electric, and $13.2 million at PSNH for the six month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. These increases were partially offset by the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints of $15.4 million, $12.6 million, and $3.9 million for CL&P, NSTAR Electric and PSNH, respectively, and the impact from the March FERC decision that lowered the allowed ROE from 10.57 percent to 9.57 percent. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eliminations: Eliminations are related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $23.8 million at CL&P, $6.1 million at NSTAR Electric, and $2.4 million at PSNH for the six month period.

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

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$137.2	$(52.0)	$37.5
Other electric distribution costs	(26.6)	56.8	(13.7)
Transmission costs	87.8	3.9	14.2
Eliminations	(23.8)	(6.1)	(2.4)
Total Purchased Power and Transmission	$174.6	$2.6	$35.6

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
•The increase in transmission costs at NSTAR Electric was due primarily to an increase in Local Network Service charges, partially offset by a decrease in costs billed by ISO-NE and a decrease in the retail transmission cost deferral.
•The increase in transmission costs at PSNH was due primarily to an increase in Local Network Service charges and an increase in the retail transmission cost deferral, partially offset by a decrease in costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm costs	$(3.6)	$3.1	$(0.9)
Shared corporate costs (including IT system depreciation at Eversource Service)	2.3	5.7	1.0
Employee-related expenses (including labor and benefits)	(8.7)	(1.2)	(4.1)
Vegetation Management	4.6	4.5	(3.4)
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	11.5	(3.2)	(7.0)
Operations-related expenses (including vendor services, vehicles and materials)	(3.7)	4.5	(4.0)
Total Base Electric Distribution (Non-Tracked Costs)	2.4	13.4	(18.4)
Total Tracked Costs - Increase at NSTAR Electric due primarily to higher advanced metering infrastructure costs, higher transmission expense and higher uncollectible expense	(9.1)	30.8	9.2
Total Operations and Maintenance	$(6.7)	$44.2	$(9.2)

Depreciation expense increased for the six month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets, Net for the six month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism and the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC rates and the SBC retail rates in effect in the six month period of 2026 were lower than those in the six month period of 2025. These lower collections, as compared to the actual costs incurred, resulted in a decrease to amortization expense of $127.8 million for the CL&P non-bypassable FMCC mechanism and $86.7 million for the CL&P SBC deferral adjustment.
•The variance at NSTAR Electric was due primarily to the deferral adjustment of costs included in the solar facilities regulatory mechanism and higher recoveries of storm costs recovered in rates, partially offset by the deferral adjustment of energy-related and other tracked costs that are included in the advanced metering infrastructure regulatory mechanism.
•The variance at PSNH was due primarily to the completion of certain storm amortization and amortization of overcollections in the Pole Plant Adjustment Mechanism and the energy efficiency regulatory mechanisms, both of which were phased out as part of the 2025 NHPUC-approved distribution rate case and are being fully refunded to customers. These decreases were partially offset by an increase in the stranded cost recovery mechanism.

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

•The decrease at CL&P was due to lower program spending and the deferral adjustment.
•The increase at NSTAR Electric was due to the deferral adjustment, partially offset by lower program spending.
•The decrease at PSNH was due to the deferral adjustment, partially offset by higher program spending.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increases at CL&P, NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances.

Interest Expense - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$(0.8)	$14.1	$6.4
Capitalized AFUDC related to debt funds	1.8	0.1	0.7
Amortization of debt discounts and premiums, net	(0.4)	—	0.4
Regulatory deferrals (due primarily to interest expense accrued on the FERC ROE regulatory liability of $14.4 million, $12.0 million and $3.7 million, respectively, recorded in the first half of 2026)	40.4	27.8	9.1
Short-term notes payable	(0.2)	(3.8)	(1.5)
RRBs	—	—	(0.8)
Other	—	(0.1)	(0.1)
Total Interest Expense	$40.8	$38.1	$14.2

Other Income, Net - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$5.6	$7.1	$1.6
Interest Income (primarily on regulatory deferrals)	(6.3)	(1.2)	(1.5)
Capitalized AFUDC related to equity funds	6.3	3.7	(3.4)
Investment (Loss)/Income	(0.8)	2.3	(0.4)
Other	(0.1)	(0.1)	0.1
Total Other Income, Net	$4.7	$11.8	$(3.6)

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($8.3 million), lower state taxes ($2.0 million), an increase in amortization of EDIT ($3.9 million), and lower share-based payment tax deficiency ($0.3 million), partially offset by an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million).

•The decrease at NSTAR Electric was due primarily to lower pre-tax earnings ($5.2 million), lower state taxes ($1.6 million), lower share-based payment tax deficiency ($0.5 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million).
•The increase at PSNH was due primarily to higher pre-tax earnings ($6.0 million) and higher state taxes ($1.7 million) and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.3 million), partially offset by an increase in amortization of EDIT ($0.7 million).

EARNINGS SUMMARY

CL&P's earnings decreased $25.4 million for the six month period due primarily to the after-tax first quarter 2026 charge of $20.8 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well higher net interest expense on regulatory deferrals, higher depreciation expense and higher property tax expense. The earnings decrease was partially offset by a higher transmission rate base as a result of our continued investment in our transmission infrastructure, higher revenues from its capital tracking mechanism due to increased electric system improvements and lower operations and maintenance expense.

NSTAR Electric's earnings decreased $16.4 million for the six month period due primarily to the after-tax first quarter 2026 charge of $17.6 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well as higher depreciation expense, higher operations and maintenance expense, lower earnings from its grid modernization tracking mechanism, higher interest expense on long-term debt and higher net interest expense on regulatory deferrals. The earnings decrease was partially offset by higher revenues as a result of the base distribution rate increase effective January 1, 2026, a higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher earnings from its AMI capital tracking mechanism.

PSNH's earnings increased $21.6 million for the six month period due primarily to higher revenues as a result of the base distribution rate increase effective August 1, 2025, a higher transmission rate base as a result of our continued investment in our transmission infrastructure, and lower operations and maintenance expense. The earnings increase was partially offset by the after-tax first quarter 2026 charge of $5.5 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, higher interest expense on long-term debt and higher net interest expense on regulatory deferrals.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $497.9 million for the six months ended June 30, 2026, as compared to $753.6 million in the same period of 2025. The decrease in operating cash flows was due primarily to a $195.1 million increase in income tax payments made in 2026 as compared to 2025, a decrease in recoveries of the non-bypassable FMCC and the SBC regulatory tracking mechanism driven by the timing of collections and the timing of cash payments made on our accounts payable. These unfavorable impacts were partially offset by an improvement in regulatory recoveries for retail and wholesale transmission costs and other regulatory cost tracking mechanisms driven by the timing of cash collections, the timing of cash collections on our accounts receivable, a $5.7 million decrease in cost of removal expenditures and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

NSTAR Electric had cash flows provided by operating activities of $626.1 million for the six months ended June 30, 2026, as compared to $393.6 million in the same period of 2025. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an increase of $87.2 million in operating cash flows due to income tax refunds received in 2026 compared to income tax payments made in 2025, a $25.0 million decrease in cost of removal expenditures, and the timing of other working capital items. These favorable impacts were partially offset by the timing of cash payments made on our accounts payable, an increase of $42.8 million in cash payments to vendors for storm costs and an increase in regulatory recoveries driven primarily by the timing of collections for energy supply costs and other regulatory cost tracking mechanisms. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows. Additionally, under a winter electric bill relief program in Massachusetts, bill credits were provided to electric customers in the first quarter of 2026, which resulted in delayed collections that will be recovered later in 2026, and were partially offset by proceeds of $84.1 million received from the Commonwealth of Massachusetts at NSTAR Electric in January 2026 to fund a portion of the bill relief.

PSNH had cash flows provided by operating activities of $230.9 million for the six months ended June 30, 2026, as compared to $191.9 million in the same period of 2025.  The increase in operating cash flows was due primarily to a decrease of $29.3 million in cash payments to vendors for storm costs, the timing of cash collections on our accounts receivable, and a $4.9 million decrease in cost of removal expenditures partially offset by the timing of cash payments made on our accounts payable, an increase in regulatory recoveries driven primarily by the timing of collections for energy supply costs and other regulatory cost tracking mechanisms, an increase of $7.5 million in tax payments made in 2026 compared to 2025 and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of June 30, 2026, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2026, our regulated companies held collateral (letters of credit or cash) of $12.7 million from counterparties related to our standard service contracts.  As of June 30, 2026, Eversource had $18.6 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2026 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2026	—	$—	—	—
May 1 - May 31, 2026	—	—	—	—
June 1 - June 30, 2026	2,398	72.81	—	—
Total	2,398	$72.81	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

Listing of Exhibits (NSTAR Electric Company)
*	4	Form of 4.650% Debenture due 2031 (Exhibit 4.1, NSTAR Electric Company Current Report on Form 8-K filed on May 13, 2026, File No. 001-02301)

*	4.1	Form of 5.200% Debenture due 2036 (Exhibit 4.2, NSTAR Electric Company Current Report on Form 8-K filed on May 13, 2026, File No. 001-02301)

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)
*	4
Twenty-Sixth Supplemental Indenture establishing the terms of the Bonds, dated as of September 1, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee (Exhibit 4.1, PSNH Current Report on Form 8-K filed on September 25, 2023, File No. 001-06392)

*	4.1	Form of 5.35% First Mortgage Bonds, Series X, Due 2033 (included as Schedule A to the Twenty-Sixth Supplemental Indenture filed herewith as Exhibit 4)

*	4.2
Twenty-Ninth Supplemental Indenture, dated as of June 1, 2026, between the Company and U.S. Bank Trust Company, National Association, as Trustee (Exhibit 4.3, PSNH Current Report on Form 8-K filed on June 30, 2026, File No. 001-06392)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

August 3, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 3, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 3, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 3, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer