Form 10-Q
period 2026-09-30
EVERSOURCE ENERGY; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2026-11-06
CIK 72741, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
	FORM	10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Quarterly Period Ended	September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Company - Class of Stock	Outstanding as of October 31, 2026

Eversource Energy Common Shares, $5.00 par value	377,027,555	shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205	shares
NSTAR Electric Company Common Stock, $1.00 par value	200	shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301	shares

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

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash and Cash Equivalents	$525,406	$135,351
Receivables, Net (net of allowance for uncollectible accounts of $588,478 and $580,539 as of September 30, 2026 and December 31, 2025, respectively)	1,700,263	1,847,094
Unbilled Revenues	179,340	275,108
Materials, Supplies, Natural Gas and REC Inventory	414,730	491,592
Regulatory Assets	2,623,411	1,975,083
Prepayments and Other Current Assets	433,741	352,958
Total Current Assets	5,876,891	5,077,186
Property, Plant and Equipment, Net	46,033,959	45,930,959
Deferred Debits and Other Assets:
Regulatory Assets	4,084,177	5,718,646
Goodwill	3,571,333	4,233,767
Prepaid Pension and PBOP	1,603,794	1,511,169
Marketable Securities	317,244	317,101
Other Long-Term Assets	1,096,976	997,883
Total Deferred Debits and Other Assets	10,673,524	12,778,566
Total Assets	$62,584,374	$63,786,711

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$1,525,445
Long-Term Debt – Current Portion	2,875,193	1,392,948
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	1,710,576	1,859,692
Regulatory Liabilities	1,632,197	1,264,609
Offshore Wind Contingent Liability	409,157	448,158
Other Current Liabilities	1,111,047	1,274,450
Total Current Liabilities	7,781,380	7,808,512
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	6,034,503	5,647,218
Regulatory Liabilities	4,268,154	4,273,465
Derivative Liabilities	—	753,149
Asset Retirement Obligations	603,562	595,442
Accrued SERP and PBOP	98,645	100,859
Other Long-Term Liabilities	962,507	1,101,932
Total Deferred Credits and Other Liabilities	11,967,371	12,472,065
Long-Term Debt	26,022,852	26,872,433
Rate Reduction Bonds	237,652	280,862
Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568
Common Shareholders' Equity:
Common Shares	1,915,718	1,914,273
Capital Surplus, Paid In	10,016,716	9,937,878
Retained Earnings	4,622,601	4,504,983
Accumulated Other Comprehensive Loss	(18,746)	(20,507)
Treasury Stock	(116,738)	(139,356)
Common Shareholders' Equity	16,419,551	16,197,271
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$62,584,374	$63,786,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2026	2025	2026	2025

Operating Revenues	$2,978,890	$3,220,625	$10,386,443	$10,177,048

Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,103,471	1,049,254	3,561,159	3,208,337
Operations and Maintenance	504,653	518,341	1,492,073	1,473,349
Depreciation	381,676	395,388	1,226,072	1,160,563
Amortization	(119,539)	108,246	238,903	672,798
Energy Efficiency Programs	188,991	173,104	653,722	565,945
Taxes Other Than Income Taxes	289,901	287,610	856,395	817,931
Sale of Aquarion	—	—	111,360	—
Total Operating Expenses	2,349,153	2,531,943	8,139,684	7,898,923
Operating Income	629,737	688,682	2,246,759	2,278,125
Interest Expense	348,695	318,065	1,069,443	912,107
Losses on Offshore Wind	—	284,000	194,000	284,000
Other Income, Net	117,256	85,830	362,446	273,536
Income Before Income Tax Expense	398,298	172,447	1,345,762	1,355,554
Income Tax Expense/(Benefit)	50,404	(196,982)	333,587	78,849
Net Income	347,894	369,429	1,012,175	1,276,705
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$346,014	$367,549	$1,006,536	$1,271,066

Basic and Diluted Earnings Per Common Share	$0.92	$0.99	$2.67	$3.44

Weighted Average Common Shares Outstanding:
Basic	377,055,832	371,914,953	376,523,310	369,299,065
Diluted	377,658,965	372,262,732	377,080,488	369,619,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$347,894	$369,429	$1,012,175	$1,276,705
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	6	5	16	15
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	594	832	1,745	3,382
Other Comprehensive Income, Net of Tax	600	837	1,761	3,397
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$346,614	$368,386	$1,008,297	$1,274,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2026	375,416,880	$1,914,273	$9,937,878	$4,504,983	$(20,507)	$(139,356)	$16,197,271
Net Income				608,721			608,721
Dividends on Common Shares - $0.7875 Per Share				(295,978)			(295,978)
Dividends on Preferred Stock				(1,880)			(1,880)
Long-Term Incentive Plan Activity			(24,577)				(24,577)
Issuance of Treasury Shares	557,764		36,812			10,451	47,263
Other Comprehensive Income					130		130
Balance as of March 31, 2026	375,974,644	1,914,273	9,950,113	4,815,846	(20,377)	(128,905)	16,530,950
Net Income				55,560			55,560
Dividends on Common Shares - $0.7875 Per Share				(296,194)			(296,194)
Dividends on Preferred Stock				(1,880)			(1,880)
Issuance of Common Shares - $5 par value	289,044	1,445	19,102				20,547
Capital Stock Expense			(342)				(342)
Long-Term Incentive Plan Activity			6,960				6,960
Issuance of Treasury Shares	334,649		17,275			6,270	23,545
Other Comprehensive Income					1,031		1,031
Balance as of June 30, 2026	376,598,337	1,915,718	9,993,108	4,573,332	(19,346)	(122,635)	16,340,177
Net Income				347,894			347,894
Dividends on Common Shares - $0.7875 Per Share				(296,745)			(296,745)
Dividends on Preferred Stock				(1,880)			(1,880)
Capital Stock Expense			(336)				(336)
Long-Term Incentive Plan Activity			8,067				8,067
Issuance of Treasury Shares	314,764		15,877			5,897	21,774
Other Comprehensive Income					600		600
Balance as of September 30, 2026	376,913,101	$1,915,718	$10,016,716	$4,622,601	$(18,746)	$(116,738)	$16,419,551

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

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$1,012,175	$1,276,705
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	1,226,072	1,160,563
Deferred Income Taxes	240,333	15,618
Uncollectible Expense	61,747	59,614
Pension, SERP and PBOP Income, Net	(79,561)	(60,000)
Regulatory Over Recoveries, Net	372,765	214,614
Amortization	238,903	672,798
Cost of Removal Expenditures	(164,638)	(201,665)
Sale of Aquarion	111,360	—
Losses on Offshore Wind	194,000	284,000
Other	206,623	88,109
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	135,651	25,536
Taxes Receivable/Accrued, Net	(38,067)	92,980
Accounts Payable	(205,924)	(203,268)
Other Current Assets and Liabilities, Net	(243,132)	(228,089)
Net Cash Flows Provided by Operating Activities	3,068,307	3,197,515

Investing Activities:
Investments in Property, Plant and Equipment	(3,052,619)	(3,175,358)
Proceeds from Sales of Marketable Securities	198,918	256,250
Purchases of Marketable Securities	(187,953)	(242,530)
Payments for Offshore Wind Contingent Liability	(233,001)	(141,342)
Investments in Unconsolidated Affiliates	—	(588)
Proceeds from Sale of Aquarion	2,334,136	—
Other Investing Activities	21,365	10,785
Net Cash Flows Used in Investing Activities	(919,154)	(3,292,783)

Financing Activities:
Issuance of Common Shares, Net of Issuance Costs	19,869	465,398
Cash Dividends on Common Shares	(871,267)	(816,429)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(1,525,445)	(525,293)
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Issuance of Long-Term Debt	2,679,894	2,040,282
Retirement of Long-Term Debt	(2,006,803)	(750,225)
Other Financing Activities	(47,414)	(30,196)
Net Cash Flows (Used in)/Provided by Financing Activities	(1,800,015)	334,688
Net Increase in Cash, Cash Equivalents and Restricted Cash	349,138	239,420
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	246,245	127,308
Cash, Cash Equivalents and Restricted Cash - End of Period	$595,383	$366,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash	$10,263	$87,615
Receivables, Net (net of allowance for uncollectible accounts of $255,628 and $258,514 as of September 30, 2026 and December 31, 2025, respectively)	589,151	652,150
Accounts Receivable from Affiliated Companies	68,531	60,995
Unbilled Revenues	50,293	63,508
Materials and Supplies	117,410	133,908
Regulatory Assets	935,586	265,175
Prepayments and Other Current Assets	161,195	50,579
Total Current Assets	1,932,429	1,313,930
Property, Plant and Equipment, Net	14,121,965	13,623,296
Deferred Debits and Other Assets:
Regulatory Assets	1,002,618	1,716,212
Prepaid Pension and PBOP	217,006	204,067
Other Long-Term Assets	306,315	321,234
Total Deferred Debits and Other Assets	1,525,939	2,241,513
Total Assets	$17,580,333	$17,178,739

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$293,700	$—
Long-Term Debt – Current Portion	500,000	—
Accounts Payable	589,935	637,467
Accounts Payable to Affiliated Companies	126,105	141,610
Accrued Taxes	47,881	165,362
Regulatory Liabilities	536,083	417,498
Other Current Liabilities	184,306	220,592
Total Current Liabilities	2,278,010	1,582,529
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,045,920	2,005,888
Regulatory Liabilities	1,489,318	1,445,140
Other Long-Term Liabilities	274,172	239,289
Total Deferred Credits and Other Liabilities	3,809,410	3,690,317
Long-Term Debt	4,611,925	5,110,067
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200
Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	3,684,265	3,684,265
Retained Earnings	3,020,059	2,934,877
Accumulated Other Comprehensive Income	112	132
Common Stockholder's Equity	6,764,788	6,679,626
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$17,580,333	$17,178,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$1,168,809	$1,362,524	$3,786,559	$4,035,882

Operating Expenses:
Purchased Power and Transmission	622,811	535,163	1,671,883	1,409,647
Operations and Maintenance	260,842	220,100	645,001	611,010
Depreciation	113,617	108,419	338,393	322,815
Amortization of Regulatory (Liabilities)/Assets, Net	(165,353)	111,207	36,742	529,240
Energy Efficiency Programs	40,081	38,241	108,089	129,895
Taxes Other Than Income Taxes	119,397	122,510	349,557	343,536
Total Operating Expenses	991,395	1,135,640	3,149,665	3,346,143
Operating Income	177,414	226,884	636,894	689,739
Interest Expense	65,787	53,888	204,124	151,505
Other Income, Net	24,360	9,991	59,192	40,087
Income Before Income Tax Expense	135,987	182,987	491,962	578,321
Income Tax Expense	25,980	48,353	112,410	148,810
Net Income	$110,007	$134,634	$379,552	$429,511
The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$110,007	$134,634	$379,552	$429,511
Other Comprehensive Loss, Net of Tax:
Qualified Cash Flow Hedging Instruments	(7)	(6)	(20)	(19)
Other Comprehensive Loss, Net of Tax	(7)	(6)	(20)	(19)
Comprehensive Income	$110,000	$134,628	$379,532	$429,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	6,035,205	$60,352	$3,684,265	$2,934,877	$132	$6,679,626
Net Income				139,329		139,329
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(88,400)		(88,400)
Other Comprehensive Loss					(7)	(7)
Balance as of March 31, 2026	6,035,205	60,352	3,684,265	2,984,416	125	6,729,158
Net Income				130,216		130,216
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(88,400)		(88,400)
Other Comprehensive Loss					(6)	(6)
Balance as of June 30, 2026	6,035,205	60,352	3,684,265	3,024,842	119	6,769,578
Net Income				110,007		110,007
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(113,400)		(113,400)
Other Comprehensive Loss					(7)	(7)
Balance as of September 30, 2026	6,035,205	$60,352	$3,684,265	$3,020,059	$112	$6,764,788

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	6,035,205	$60,352	$3,684,265	$2,819,107	$158	$6,563,882
Net Income				156,236		156,236
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(247,000)		(247,000)
Other Comprehensive Loss					(6)	(6)
Balance as of March 31, 2025	6,035,205	60,352	3,684,265	2,726,953	152	6,471,722
Net Income				138,641		138,641
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(83,000)		(83,000)
Other Comprehensive Loss					(7)	(7)
Balance as of June 30, 2025	6,035,205	60,352	3,684,265	2,781,204	145	6,525,966
Net Income				134,634		134,634
Dividends on Preferred Stock				(1,390)		(1,390)
Dividends on Common Stock				(100,000)		(100,000)
Other Comprehensive Loss					(6)	(6)
Balance as of September 30, 2025	6,035,205	$60,352	$3,684,265	$2,814,448	$139	$6,559,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$379,552	$429,511
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	338,393	322,815
Deferred Income Taxes	16,785	(84,604)
Uncollectible Expense	14,247	16,105
Pension, SERP, and PBOP Income, Net	(13,560)	(10,551)
Regulatory Over Recoveries, Net	225,725	78,426
Amortization of Regulatory Assets, Net	36,742	529,240
Cost of Removal Expenditures	(48,036)	(44,989)
Other	(3,204)	33,904
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	30,679	626
Taxes Receivable/Accrued, Net	(163,843)	77,239
Accounts Payable	(88,746)	(150,690)
Other Current Assets and Liabilities, Net	(51,774)	(69,230)
Net Cash Flows Provided by Operating Activities	672,960	1,127,802

Investing Activities:
Investments in Property, Plant and Equipment	(748,290)	(657,416)
Net Cash Flows Used in Investing Activities	(748,290)	(657,416)

Financing Activities:
Cash Dividends on Common Stock	(290,200)	(430,000)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Issuance of Long-Term Debt	—	400,000
Increase/(Decrease) in Notes Payable to Eversource Parent	293,700	(280,000)
Other Financing Activities	(1,324)	(4,892)
Net Cash Flows Used in Financing Activities	(1,993)	(319,061)
Net (Decrease)/Increase in Cash and Restricted Cash	(77,323)	151,325
Cash and Restricted Cash - Beginning of Period	88,676	2,109
Cash and Restricted Cash - End of Period	$11,353	$153,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash and Cash Equivalents	$144,213	$8,302
Receivables, Net (net of allowance for uncollectible accounts of $130,493 and $132,561 as of September 30, 2026 and December 31, 2025, respectively)	645,095	616,280
Accounts Receivable from Affiliated Companies	101,765	280,099
Unbilled Revenues	51,319	56,948
Materials, Supplies and REC Inventory	172,554	210,865
Regulatory Assets	1,119,526	978,754
Derivative Assets	99,296	91,011
Prepayments and Other Current Assets	21,095	90,040
Total Current Assets	2,354,863	2,332,299
Property, Plant and Equipment, Net	16,219,461	15,308,896
Deferred Debits and Other Assets:
Regulatory Assets	1,114,761	1,823,522
Prepaid Pension and PBOP	854,876	804,109
Other Long-Term Assets	345,056	264,073
Total Deferred Debits and Other Assets	2,314,693	2,891,704
Total Assets	$20,889,017	$20,532,899

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$245,445
Long-Term Debt – Current Portion	700,000	300,000
Accounts Payable	568,659	558,227
Accounts Payable to Affiliated Companies	139,040	198,085
Obligations to Third-Party Suppliers	178,117	179,757
Regulatory Liabilities	838,312	650,813
Other Current Liabilities	261,796	208,979
Total Current Liabilities	2,685,924	2,341,306
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,178,334	2,087,287
Regulatory Liabilities	1,752,138	1,702,059
Derivative Liabilities	—	753,149
Other Long-Term Liabilities	441,085	401,625
Total Deferred Credits and Other Liabilities	4,371,557	4,944,120
Long-Term Debt	5,642,274	5,645,638
Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	4,642,842	4,238,842
Retained Earnings	3,503,275	3,319,768
Accumulated Other Comprehensive Income	145	225
Common Stockholder's Equity	8,146,262	7,558,835
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$20,889,017	$20,532,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$1,168,080	$1,129,537	$3,237,057	$3,012,688

Operating Expenses:
Purchased Power and Transmission	333,668	334,104	870,963	868,765
Operations and Maintenance	186,071	195,958	572,779	538,461
Depreciation	128,165	113,018	367,471	330,364
Amortization of Regulatory Assets, Net	29,389	29,714	119,367	97,433
Energy Efficiency Programs	119,388	97,735	312,650	205,431
Taxes Other Than Income Taxes	90,983	84,637	250,604	236,661
Total Operating Expenses	887,664	855,166	2,493,834	2,277,115
Operating Income	280,416	274,371	743,223	735,573
Interest Expense	76,783	69,087	229,495	183,714
Other Income, Net	51,868	47,074	157,650	141,082
Income Before Income Tax Expense	255,501	252,358	671,378	692,941
Income Tax Expense	59,231	59,230	155,401	163,709
Net Income	$196,270	$193,128	$515,977	$529,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Net Income	$196,270	$193,128	$515,977	$529,232
Other Comprehensive (Loss)/Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(32)	(4)	(95)	(16)
Qualified Cash Flow Hedging Instruments	5	5	15	15
Other Comprehensive (Loss)/Income, Net of Tax	(27)	1	(80)	(1)
Comprehensive Income	$196,243	$193,129	$515,897	$529,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	200	$—	$4,238,842	$3,319,768	$225	$7,558,835
Net Income				165,950		165,950
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			258,000			258,000
Other Comprehensive Loss					(27)	(27)
Balance as of March 31, 2026	200	—	4,496,842	3,485,228	198	7,982,268
Net Income				153,757		153,757
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(331,000)		(331,000)
Other Comprehensive Loss					(26)	(26)
Balance as of June 30, 2026	200	—	4,496,842	3,307,495	172	7,804,509
Net Income				196,270		196,270
Dividends on Preferred Stock				(490)		(490)
Capital Contributions from Eversource Parent			146,000			146,000
Other Comprehensive Loss					(27)	(27)
Balance as of September 30, 2026	200	$—	$4,642,842	$3,503,275	$145	$8,146,262

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	200	$—	$3,788,842	$3,127,105	$(141)	$6,915,806
Net Income				167,175		167,175
Dividends on Preferred Stock				(490)		(490)
Dividends on Common Stock				(436,000)		(436,000)
Capital Contributions from Eversource Parent			100,000			100,000
Other Comprehensive Loss					(2)	(2)
Balance as of March 31, 2025	200	—	3,888,842	2,857,790	(143)	6,746,489
Net Income				168,929		168,929
Dividends on Preferred Stock				(490)		(490)
Balance as of June 30, 2025	200	—	3,888,842	3,026,229	(143)	6,914,928
Net Income				193,128		193,128
Dividends on Preferred Stock				(490)		(490)
Other Comprehensive Income					1	1
Balance as of September 30, 2025	200	$—	$3,888,842	$3,218,867	$(142)	$7,107,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$515,977	$529,232
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	367,471	330,364
Deferred Income Taxes	56,479	12,724
Uncollectible Expense	23,980	22,176
Pension, SERP and PBOP Income, Net	(33,386)	(29,734)
Regulatory (Under)/Over Recoveries, Net	(24,355)	115,301
Amortization of Regulatory Assets, Net	119,367	97,433
Cost of Removal Expenditures	(41,795)	(53,517)
Other	(35,159)	(13,957)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	144,550	(160,917)
Taxes Receivable/Accrued, Net	103,687	44,410
Accounts Payable	(87,708)	(44,814)
Other Current Assets and Liabilities, Net	(17,548)	(27,387)
Net Cash Flows Provided by Operating Activities	1,091,560	821,314

Investing Activities:
Investments in Property, Plant and Equipment	(1,180,029)	(1,210,112)
Other Investing Activities	(2,315)	—
Net Cash Flows Used in Investing Activities	(1,182,344)	(1,210,112)

Financing Activities:
Cash Dividends on Common Stock	(331,000)	(436,000)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Issuance of Long-Term Debt	700,000	800,000
Retirement of Long-Term Debt	(300,000)	—
Capital Contributions from Eversource Parent	404,000	100,000
Decrease in Notes Payable	(245,445)	(25,782)
Other Financing Activities	(5,245)	(9,106)
Net Cash Flows Provided by Financing Activities	220,840	427,642
Net Increase in Cash, Cash Equivalents and Restricted Cash	130,056	38,844
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	25,944	9,023
Cash, Cash Equivalents and Restricted Cash - End of Period	$156,000	$47,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2026	As of December 31, 2025

ASSETS
Current Assets:
Cash and Cash Equivalents	$52,858	$13,665
Receivables, Net (net of allowance for uncollectible accounts of $18,754 and $23,547 as of September 30, 2026 and December 31, 2025, respectively)	255,267	214,117
Accounts Receivable from Affiliated Companies	26,924	24,338
Unbilled Revenues	53,100	62,446
Materials, Supplies and REC Inventory	53,479	58,879
Regulatory Assets	118,071	119,871
Special Deposits	21,326	38,343
Prepayments and Other Current Assets	3,238	19,212
Total Current Assets	584,263	550,871
Property, Plant and Equipment, Net	5,712,553	5,507,663
Deferred Debits and Other Assets:
Regulatory Assets	812,638	841,203
Prepaid Pension and PBOP	123,586	111,833
Other Long-Term Assets	38,310	17,661
Total Deferred Debits and Other Assets	974,534	970,697
Total Assets	$7,271,350	$7,029,231

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$2,100	$49,300
Rate Reduction Bonds – Current Portion	43,210	43,210
Accounts Payable	157,946	179,137
Accounts Payable to Affiliated Companies	36,775	45,277
Obligations to Third-Party Suppliers	39,057	37,584
Accrued Interest	36,725	35,224
Regulatory Liabilities	187,808	118,443
Other Current Liabilities	48,864	62,334
Total Current Liabilities	552,485	570,509
Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	825,385	806,270
Regulatory Liabilities	436,528	417,442
Other Long-Term Liabilities	45,316	46,669
Total Deferred Credits and Other Liabilities	1,307,229	1,270,381
Long-Term Debt	2,234,291	2,031,323
Rate Reduction Bonds	237,652	280,862
Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,973,134	1,973,134
Retained Earnings	966,559	903,022
Common Stockholder's Equity	2,939,693	2,876,156
Commitments and Contingencies (Note 9)
Total Liabilities and Capitalization	$7,271,350	$7,029,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025	2026	2025

Operating Revenues	$375,805	$351,219	$1,093,262	$1,002,332

Operating Expenses:
Purchased Power and Transmission	86,121	67,796	241,021	187,072
Operations and Maintenance	66,857	73,755	195,684	211,760
Depreciation	45,499	44,049	134,910	125,820
Amortization of Regulatory Assets/(Liabilities), Net	21,104	(2,178)	56,004	45,487
Energy Efficiency Programs	9,882	12,605	28,196	35,350
Taxes Other Than Income Taxes	28,733	27,835	84,459	80,832
Total Operating Expenses	258,196	223,862	740,274	686,321
Operating Income	117,609	127,357	352,988	316,011
Interest Expense	28,347	24,098	83,662	65,171
Other Income, Net	12,166	9,032	33,026	33,515
Income Before Income Tax Expense	101,428	112,291	302,352	284,355
Income Tax Expense	22,859	31,050	72,015	72,920
Net Income	$78,569	$81,241	$230,337	$211,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2026	301	$—	$1,973,134	$903,022	$2,876,156
Net Income				79,777	79,777
Dividends on Common Stock				(38,900)	(38,900)
Balance as of March 31, 2026	301	—	1,973,134	943,899	2,917,033
Net Income				71,991	71,991
Dividends on Common Stock				(89,000)	(89,000)
Balance as of June 30, 2026	301	—	1,973,134	926,890	2,900,024
Net Income				78,569	78,569
Dividends on Common Stock				(38,900)	(38,900)
Balance as of September 30, 2026	301	$—	$1,973,134	$966,559	$2,939,693

	For the Nine Months Ended September 30, 2025
	Common Stock		Capital Surplus, Paid In	Retained Earnings	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2025	301	$—	$1,898,134	$808,668	$2,706,802
Net Income				66,279	66,279
Capital Contributions from Eversource Parent			75,000		75,000
Balance as of March 31, 2025	301	—	1,973,134	874,947	2,848,081
Net Income				63,915	63,915
Dividends on Common Stock				(175,000)	(175,000)
Balance as of June 30, 2025	301	—	1,973,134	763,862	2,736,996
Net Income				81,241	81,241
Balance as of September 30, 2025	301	$—	$1,973,134	$845,103	$2,818,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2026	2025

Operating Activities:
Net Income	$230,337	$211,435
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	134,910	125,820
Deferred Income Taxes	11,490	15,250
Uncollectible Expense	(1,977)	3,871
Pension, SERP and PBOP Income, Net	(7,778)	(6,679)
Regulatory Over/(Under) Recoveries, Net	38,467	(8,466)
Amortization of Regulatory Assets, Net	56,004	45,487
Cost of Removal Expenditures	(19,469)	(21,249)
Other	(10,424)	(8,776)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(35,653)	(12,479)
Taxes Receivable/Accrued, Net	(492)	(1,638)
Accounts Payable	(22,824)	(15,306)
Other Current Assets and Liabilities, Net	3,246	31,001
Net Cash Flows Provided by Operating Activities	375,837	358,271

Investing Activities:
Investments in Property, Plant and Equipment	(297,962)	(402,789)
Net Cash Flows Used in Investing Activities	(297,962)	(402,789)

Financing Activities:
Cash Dividends on Common Stock	(166,800)	(175,000)
Capital Contributions from Eversource Parent	—	75,000
Issuance of Long-Term Debt	200,000	300,000
Repayment of Rate Reduction Bonds	(43,210)	(43,210)
Decrease in Notes Payable to Eversource Parent	(47,200)	(123,000)
Other Financing Activities	1,512	(1,867)
Net Cash Flows (Used in)/Provided by Financing Activities	(55,698)	31,923
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	22,177	(12,595)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	55,186	37,243
Cash, Cash Equivalents and Restricted Cash - End of Period	$77,363	$24,648

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of September 30, 2026 and December 31, 2025, the results of operations, comprehensive income and common shareholders' equity for the three and nine months ended September 30, 2026 and 2025, and the cash flows for the nine months ended September 30, 2026 and 2025. The results of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results expected for a full year.

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

On June 30, 2026, Eversource completed the sale of Aquarion consistent with all regulatory terms and requirements. The assets and liabilities associated with the sale of the water distribution business were previously reflected in the Water Distribution segment and reporting unit. Management has elected to continue presenting the results of the Aquarion water distribution business as a separate reportable segment for comparative prior periods. See Note 17, "Segment Information" and Note 18, "Sale of Aquarion Water Distribution Business," for further information.

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

The allowance for uncollectible accounts is determined based upon various judgments and factors, including an aging-based quantitative assessment that applies an estimated uncollectible percentage to each receivable aging category.  Factors in determining credit loss include historical collection, write-off experience, analysis of delinquency statistics, and management's assessment of collectability from customers, including current economic conditions, customer payment trends, the impact on customer bills because of energy usage trends and changes in rates, flexible payment plans and financial hardship arrearage management programs offered to customers, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic conditions, collection efforts and other factors.  Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written off against the allowance for uncollectible accounts when the customer accounts are no longer in service and these balances are deemed to be uncollectible. Management concluded that the reserve balance as of September 30, 2026 adequately reflected the collection risk and net realizable value for its receivables.

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

The total allowance for uncollectible accounts is included in Receivables, Net on the balance sheets. The activity in the allowance for uncollectible accounts by portfolio segment as of September 30th is as follows:

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of June 1, 2026	$410.0	$234.9	$644.9	$239.9	$35.1	$275.0	$65.0	$76.1	$141.1	$24.9
Uncollectible Expense	—	11.1	11.1	—	4.4	4.4	—	8.4	8.4	(4.6)
Uncollectible Costs Deferred (1)	(9.7)	15.5	5.8	(2.7)	3.1	0.4	(3.2)	9.0	5.8	2.3
Write-Offs	(20.1)	(57.5)	(77.6)	(15.7)	(10.0)	(25.7)	(0.7)	(25.7)	(26.4)	(4.0)
Recoveries Collected	0.4	3.9	4.3	0.3	1.2	1.5	—	1.6	1.6	0.2
Balance as of September 30, 2026	$380.6	$207.9	$588.5	$221.8	$33.8	$255.6	$61.1	$69.4	$130.5	$18.8

Balance as of January 1, 2026	$367.2	$213.3	$580.5	$225.7	$32.8	$258.5	$60.7	$71.9	$132.6	$23.5
Uncollectible Expense	—	61.7	61.7	—	14.2	14.2	—	24.0	24.0	(2.0)
Uncollectible Costs Deferred (1)	54.8	48.8	103.6	28.4	9.0	37.4	2.1	23.0	25.1	6.5
Write-Offs	(42.5)	(124.7)	(167.2)	(33.2)	(25.6)	(58.8)	(1.7)	(53.7)	(55.4)	(9.9)
Recoveries Collected	1.1	11.0	12.1	0.9	3.4	4.3	—	4.2	4.2	0.7
Sale of Aquarion (2)	—	(2.2)	(2.2)	—	—	—	—	—	—	—
Balance as of September 30, 2026	$380.6	$207.9	$588.5	$221.8	$33.8	$255.6	$61.1	$69.4	$130.5	$18.8

	Eversource			CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Hardship Accounts	Retail (Non-Hardship), Wholesale, and Other	Total Allowance	Total Allowance
Balance as of June 1, 2025	$377.0	$198.6	$575.6	$236.3	$37.3	$273.6	$60.3	$59.9	$120.2	$15.0
Uncollectible Expense	—	18.1	18.1	—	6.0	6.0	—	8.2	8.2	1.5
Uncollectible Costs Deferred (1)	(0.1)	13.7	13.6	(3.2)	2.8	(0.4)	(1.0)	8.2	7.2	2.0
Write-Offs	(18.1)	(42.1)	(60.2)	(14.2)	(8.7)	(22.9)	(0.5)	(18.6)	(19.1)	(3.2)
Recoveries Collected	0.5	3.3	3.8	0.2	1.2	1.4	—	1.3	1.3	0.2
Balance as of September 30, 2025	$359.3	$191.6	$550.9	$219.1	$38.6	$257.7	$58.8	$59.0	$117.8	$15.5

Balance as of January 1, 2025	$364.6	$191.6	$556.2	$240.7	$38.4	$279.1	$55.2	$59.7	$114.9	$14.1
Uncollectible Expense	—	59.6	59.6	—	16.1	16.1	—	22.2	22.2	3.9
Uncollectible Costs Deferred (1)	34.2	39.3	73.5	8.8	7.6	16.4	5.7	19.5	25.2	4.6
Write-Offs	(40.3)	(109.5)	(149.8)	(30.8)	(26.9)	(57.7)	(2.1)	(46.6)	(48.7)	(7.7)
Recoveries Collected	0.8	10.6	11.4	0.4	3.4	3.8	—	4.2	4.2	0.6
Balance as of September 30, 2025	$359.3	$191.6	$550.9	$219.1	$38.6	$257.7	$58.8	$59.0	$117.8	$15.5

(1) These expected credit losses are deferred as regulatory costs on the balance sheets, as these amounts are ultimately recovered in rates. Amounts include uncollectible costs for hardship accounts and other customer receivables, including uncollectible amounts related to uncollectible energy supply costs.

(2) On June 30, 2026, Eversource completed the sale of Aquarion. For further information, see Note 18, "Sale of Aquarion Water Distribution Business."

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

E.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	September 30, 2026				September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$43.0	$11.4	$18.6	$5.1	$35.6	$9.3	$15.6	$4.5
AFUDC Equity (1)	28.9	8.2	15.4	2.9	19.7	(1.2)	14.3	2.2
Equity in Earnings of Unconsolidated Affiliates	4.9	—	0.4	—	4.5	—	0.2	—
Investment Income/(Loss)	1.5	0.3	0.6	0.1	(2.8)	(1.0)	(0.7)	(0.4)
Interest Income	38.7	4.5	16.9	4.1	29.4	2.9	17.6	2.7
Other	0.3	—	—	—	(0.6)	—	0.1	—
Total Other Income, Net	$117.3	$24.4	$51.9	$12.2	$85.8	$10.0	$47.1	$9.0

	For the Nine Months Ended
	September 30, 2026				September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$129.5	$34.6	$55.9	$15.4	$103.7	$26.9	$45.8	$13.2
AFUDC Equity	83.7	19.6	47.9	7.9	69.2	3.9	43.1	10.6
Equity in Earnings of Unconsolidated Affiliates	13.7	—	0.6	—	15.3	—	0.6	—
Investment (Loss)/Income	(1.6)	(1.3)	0.9	(0.6)	(6.8)	(1.8)	(2.7)	(0.7)
Interest Income	99.7	6.3	52.3	10.2	94.2	11.0	54.2	10.4
Other (2)	37.4	—	0.1	0.1	(2.1)	0.1	0.1	—
Total Other Income, Net	$362.4	$59.2	$157.7	$33.0	$273.5	$40.1	$141.1	$33.5

(1)     As part of the annual FERC Transmission Formula Rate protocols process, the AFUDC calculation methodology utilized in formula transmission rates was updated effective January 1, 2025. This calculation methodology resulted in an adjustment to the AFUDC equity and AFUDC debt amounts recognized on the statement of income in the third quarter of 2025 in accordance with the AFUDC policy.

(2)     In the second quarter of 2026, Eversource completed the sale of an intangible asset. The transaction resulted in proceeds of $36.0 million, which was recognized as a gain on sale within Other Income. The gain is reflected in the Parent and Other Companies segment and the cash proceeds from sale are presented within Other investing activities on the statement of cash flows.

F.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are recorded separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Eversource	$60.0	$62.4	$180.9	$176.8
CL&P	55.2	58.8	153.7	157.3

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2026	As of September 30, 2025
Eversource	$467.4	$423.8
CL&P	119.1	88.0
NSTAR Electric	144.3	128.0
PSNH	54.7	60.9

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents and restricted cash balance as reported on the statements of cash flows:

	As of September 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$525.4	$10.3	$144.2	$52.9	$135.4	$87.6	$8.3	$13.7
Restricted cash included in:
Special Deposits	56.4	1.1	11.8	21.3	93.6	1.1	17.6	38.3
Marketable Securities	10.4	—	—	—	14.0	—	—	—
Other Long-Term Assets	3.2	—	—	3.2	3.2	—	—	3.2
Cash, Cash Equivalents and Restricted Cash as reported on the Statements of Cash Flows	$595.4	$11.4	$156.0	$77.4	$246.2	$88.7	$25.9	$55.2

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

Eversource’s restricted cash also includes an Energy Relief Fund for energy efficiency and clean energy measures in the Merrimack Valley established under the terms of an EGMA 2020 settlement agreement. This restricted cash held in escrow accounts included $7.2 million and $21.4 million recorded as short-term in Special Deposits as of September 30, 2026 and December 31, 2025, respectively.

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Storm Costs, Net	$2,003.7	$989.7	$542.1	$471.9	$1,959.3	$991.3	$499.6	$468.4
Regulatory Tracking Mechanisms	1,520.3	144.4	861.3	90.6	1,573.8	206.5	705.6	93.2
Benefit Costs	1,016.3	183.6	304.9	64.2	992.8	173.7	300.0	61.7
Income Taxes, Net	880.8	555.0	175.4	22.4	1,044.5	546.1	161.5	23.3
Derivative Contracts	—	—	—	—	753.2	0.1	753.1	—
Securitized Stranded Costs	273.7	—	—	273.7	306.1	—	—	306.1
Cost of Removal	269.8	—	7.9	—	262.5	—	8.1	—
Goodwill-related	217.7	—	186.9	—	230.4	—	197.8	—
Asset Retirement Obligations	172.5	46.5	89.2	5.7	162.8	44.2	84.6	5.4
Environmental Remediation Costs	140.4	—	—	—	136.1	—	—	—
EGMA Acquisition and Integration Costs	82.3	—	—	—	82.3	—	—	—
Other Regulatory Assets	130.1	19.0	66.6	2.2	189.9	19.5	92.0	3.0
Total Regulatory Assets	6,707.6	1,938.2	2,234.3	930.7	7,693.7	1,981.4	2,802.3	961.1
Less: Current Portion	2,623.4	935.6	1,119.5	118.1	1,975.1	265.2	978.8	119.9
Total Long-Term Regulatory Assets	$4,084.2	$1,002.6	$1,114.8	$812.6	$5,718.6	$1,716.2	$1,823.5	$841.2

On June 30, 2026, Eversource completed the sale of Aquarion. Regulatory Assets as of December 31, 2025 included in the table above related to the Water Distribution Business were $234.7 million. For further information, see Note 18, "Sale of Aquarion Water Distribution Business."

CL&P Storm Proceeding: On March 28, 2024, PURA established a prudency review proceeding to evaluate costs reported by CL&P for catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023. Storm costs requested by CL&P for this six-year period totaled $974.2 million. CL&P additionally requested approval to recover carrying costs calculated at the weighted average cost of capital on the deferred storm costs totaling $397 million. These carrying costs reflect CL&P’s actual financing costs on the unrecovered storm costs from the date the deferred storm costs were incurred through June 1, 2027, the expected date of securitization. The $397 million of carrying costs have not been deferred on the balance sheet.

On July 29, 2026, PURA issued a final decision approving $869.4 million of prudently incurred catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponing review of $63.3 million of storm costs to a future proceeding. The final decision resulted in a disallowance of $40.8 million of storm costs that were previously deferred as a regulatory asset on CL&P’s balance sheet. The disallowance was recorded as an increase to Operations and Maintenance expense on CL&P’s statement of income in the third quarter of 2026. Total approved storm costs to be considered by PURA for future securitization are $667.9 million, which excludes $101.5 million of costs that were previously collected from customers through base distribution rates and $100 million approved in the April 2026 RAM proceeding to be collected through the CTA rate from May 1, 2026 through April 30, 2027.

PURA did not approve the recovery of carrying costs from the date the deferred storm costs were incurred through the date of the final decision. PURA approved the accrual of carrying costs on the unrecovered, approved storm costs beginning on the date of the final decision through the date of securitization or other recovery authorized in the CL&P distribution rate case proceeding. On October 15, 2026, CL&P filed an appeal in Connecticut Superior Court challenging certain aspects of PURA's final decision, including PURA's denial of recovery of carrying costs on deferred storm costs incurred prior to the date of the final decision and certain disallowed storm restoration costs. The appeal remains pending.

On May 4, 2026, PURA issued a notice of proceeding to consider whether the issuance of rate reduction bonds for the securitization of approved storm costs is in the best interest of rate payers. A final decision in this proceeding is expected on January 20, 2027.

Regulatory Costs in Other Long-Term Assets:  Eversource's regulated companies had $252.8 million (including $116.2 million for CL&P, $53.0 million for NSTAR Electric and $15.2 million for PSNH) and $244.2 million (including $127.1 million for CL&P, $51.0 million for NSTAR Electric and $5.4 million for PSNH) of additional regulatory costs not yet specifically approved as of September 30, 2026 and December 31, 2025, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts will be reclassified to Regulatory Assets upon approval by the applicable regulatory agency. Based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates. As of September 30, 2026 and December 31, 2025, these regulatory costs included $122.2 million (including $45.9 million for CL&P and $37.0 million for NSTAR Electric) and $123.2 million (including $57.0 million for CL&P and $34.0 million for NSTAR Electric), respectively, of deferred uncollectible hardship costs.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2026				As of December 31, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
EDIT due to Tax Cuts and Jobs Act of 2017	$2,328.8	$921.4	$827.5	$311.3	$2,423.4	$933.3	$847.9	$319.8
Regulatory Tracking Mechanisms	1,505.6	546.0	701.0	177.1	1,186.6	457.3	535.2	111.2
Cost of Removal	904.1	322.1	512.7	69.3	867.1	275.1	479.4	45.5
Deferred Portion of Non-Service Income Components of Pension, SERP and PBOP	582.3	82.6	288.4	55.5	509.4	72.8	252.5	48.5
AFUDC - Transmission	207.2	82.6	124.6	—	179.4	72.0	107.4	—
Derivative Contract	102.2	—	102.2	—	91.0	—	91.0	—
Benefit Costs	69.8	10.6	10.1	7.3	80.4	8.8	24.5	6.8
Other Regulatory Liabilities	200.4	60.1	23.9	3.8	200.8	43.3	15.0	4.0
Total Regulatory Liabilities	5,900.4	2,025.4	2,590.4	624.3	5,538.1	1,862.6	2,352.9	535.8
Less: Current Portion	1,632.2	536.1	838.3	187.8	1,264.6	417.5	650.8	118.4
Total Long-Term Regulatory Liabilities	$4,268.2	$1,489.3	$1,752.1	$436.5	$4,273.5	$1,445.1	$1,702.1	$417.4

On June 30, 2026, Eversource completed the sale of Aquarion. Regulatory Liabilities as of December 31, 2025 included in the table above related to the Water Distribution Business were $150.8 million. For further information, see Note 18, "Sale of Aquarion Water Distribution Business."

FERC ROE Complaints: As of September 30, 2026, Eversource has a regulatory liability for revenues subject to refund of $63.0 million (pre-tax) as a result of the March 19, 2026 FERC decision in the FERC ROE complaint proceedings, which is reflected within Regulatory Tracking Mechanisms in the table above. The regulatory liability totaled $30.2 million for CL&P, $25.0 million for NSTAR Electric, and $7.8 million for PSNH. The liability recorded reflects the difference between the billed ROE and the replacement ROE for the first complaint period, including interest. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed in the decision. See Note 9C, "Commitments and Contingencies – FERC ROE Complaints," for further information on the FERC ROE decision.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2026	As of December 31, 2025
(Millions of Dollars)
Distribution - Electric	$24,055.9	$22,695.3
Distribution - Natural Gas	10,194.3	9,888.0
Transmission - Electric	17,305.0	17,082.4
Distribution - Water (1)	—	2,577.3
Solar	206.8	206.8
Utility	51,762.0	52,449.8
Other (2)	2,676.8	2,476.3
Property, Plant and Equipment, Gross	54,438.8	54,926.1
Less: Accumulated Depreciation
Utility	(10,601.0)	(10,911.7)
Other	(1,445.3)	(1,246.1)
Total Accumulated Depreciation	(12,046.3)	(12,157.8)
Property, Plant and Equipment, Net	42,392.5	42,768.3
Construction Work in Progress	3,641.5	3,162.7
Total Property, Plant and Equipment, Net	$46,034.0	$45,931.0

(1)    On June 30, 2026, Eversource completed the sale of Aquarion. For further information, see Note 18, "Sale of Aquarion Water Distribution Business."

(2)    These assets are primarily comprised of computer software, hardware and equipment at Eversource Service and buildings at The Rocky River Realty Company.

	As of September 30, 2026			As of December 31, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution - Electric	$9,219.6	$11,564.6	$3,312.0	$8,906.0	$10,635.7	$3,193.8
Transmission - Electric	7,304.3	6,781.4	3,221.0	7,222.5	6,722.9	3,138.7
Solar	—	206.8	—	—	206.8	—
Property, Plant and Equipment, Gross	16,523.9	18,552.8	6,533.0	16,128.5	17,565.4	6,332.5
Less: Accumulated Depreciation	(3,223.2)	(4,174.6)	(1,125.4)	(3,081.3)	(4,014.2)	(1,085.4)
Property, Plant and Equipment, Net	13,300.7	14,378.2	5,407.6	13,047.2	13,551.2	5,247.1
Construction Work in Progress	821.3	1,841.3	305.0	576.1	1,757.7	260.6
Total Property, Plant and Equipment, Net	$14,122.0	$16,219.5	$5,712.6	$13,623.3	$15,308.9	$5,507.7

As part of the 2020 rate settlement approved by the DPU that enabled the acquisition of EGMA, the DPU required a rate base offset to be recorded, which would be amortized over time and be periodically adjusted in future rate filings for the build-up of deferred tax liabilities. The unamortized rate base offset is reflected as a reduction to Property, Plant and Equipment, Net on Eversource’s balance sheet. As of September 30, 2026, the rate base offset has been reduced by $40.0 million to reflect the build-up of the new deferred tax liabilities. The rate base offset reduction resulted in a reduction to depreciation expense on Eversource’s income statement in the third quarter of 2026. This benefit is presented within Eversource Parent and Other Companies in Note 17, “Segment Information,” consistent with past presentation of acquisition-related items.

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

The following table presents the fair values of derivative contracts, categorized by risk type, which are recorded as current or long-term derivative assets or liabilities:

NSTAR Electric (Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management
		As of September 30, 2026	As of December 31, 2025
Current Derivative Assets	Level 3	$99.3	$91.0
Long-Term Derivative Assets	Level 3	2.9	—
Long-Term Derivative Liabilities	Level 3	—	(753.1)

Derivative Contracts at Fair Value with Offsetting Regulatory Amounts
Commodity Supply and Price Risk Management:  In accordance with Massachusetts clean energy legislation and under the Massachusetts Clean Energy 83D procurement, in June 2018, NSTAR Electric entered into a 20-year power purchase agreement for the purchase of renewable hydroelectric energy and renewable energy attributes from Hydro-Québec. The agreement requires NSTAR Electric to purchase 579 MW of energy per hour through January 2046. Upon notice of commercial operation of the transmission line needed to deliver this energy, received on December 31, 2025, the power purchase agreement was marked to market on the balance sheet. As of September 30, 2026, the current and long-term portions of the contract were recorded as derivative assets and were offset by current and long-term regulatory liabilities reflecting a full refund to NSTAR Electric’s customers. As of December 31, 2025, the current and long-term portions of the contract were recorded as derivative assets and derivative liabilities, respectively, and were offset by current and long-term regulatory liabilities and regulatory assets, respectively, reflecting full recovery from or refund to NSTAR Electric’s customers. As of September 30, 2026, the long-term portion of the contract has changed from a derivative liability to an asset due to an increase in forward energy prices.

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

For NSTAR Electric’s derivative contract, unobservable inputs for future energy prices using a forward electricity bid price curve are significant to the valuation and are classified as Level 3. Level 3 unobservable inputs utilized in the valuation of NSTAR Electric’s power purchase agreement include energy prices as of September 30, 2026 ranging from $31.72 per MWh through $176.97 per MWh, or a weighted average of $64.91 per MWh, and as of December 31, 2025 ranging from $24.65 per MWh through $145.33 per MWh, or a weighted average of $53.44 per MWh, over the remaining contractual period through 2046.

The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis in the following table.

NSTAR Electric (Millions of Dollars)	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
Derivatives, Net:
Fair Value as of Beginning of Period	$(275.2)	$(662.1)
Net Realized/Unrealized Gains Included in Regulatory Assets and Liabilities	372.8	811.6
Settlements	4.6	(47.3)
Fair Value as of End of Period	$102.2	$102.2

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

Equity Securities: Eversource's equity securities include CYAPC's and YAEC's marketable securities held in spent nuclear fuel trusts, which had fair values of $169.1 million and $161.8 million as of September 30, 2026 and December 31, 2025, respectively.  Unrealized gains and losses for these spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

Eversource also holds a trust used to fund certain non-qualified executive benefits. As of September 30, 2026 and December 31, 2025, the securities held in this trust were valued at $3.2 million and $3.5 million, respectively, and were classified as Marketable Securities on the Eversource balance sheets. There were unrealized gains of $0.2 million for the nine months ended September 30, 2026, and there were unrealized losses of $0.8 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, recorded in Other Income, Net, related to these equity securities.

Available-for-Sale Debt Securities: The following is a summary of available-for-sale debt securities, which are held in CYAPC’s and YAEC’s spent nuclear fuel trusts:

	As of September 30, 2026				As of December 31, 2025
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$152.0	$0.1	$(3.8)	$148.3	$156.5	$0.7	$(1.8)	$155.4

Unrealized gains and losses for available-for-sale debt securities included in the CYAPC and YAEC spent nuclear fuel trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to long-term liabilities on the balance sheets, with no impact on the statements of income.

As of September 30, 2026, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year	$11.2	$11.4
One to five years	39.3	39.1
Six to ten years	41.2	40.1
Greater than ten years	60.3	57.7
Total Debt Securities	$152.0	$148.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2026	As of December 31, 2025
Level 1:
Mutual Funds and Equities	$172.3	$165.3
Money Market Funds	10.4	14.0
Total Level 1	$182.7	$179.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$86.3	$82.0
Corporate Debt Securities	37.6	37.9
Asset-Backed Debt Securities	4.9	6.4
Municipal Bonds	—	7.2
Other Fixed Income Securities	9.1	7.9
Total Level 2	$137.9	$141.4
Total Marketable Securities	$320.6	$320.7

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

6.    SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and EGMA are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2026, the revolving credit facility’s termination date was extended for one additional year to October 11, 2031, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective October 11, 2026, the revolving credit facility’s termination date was extended for one additional year to October 11, 2031, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$—	$1,280.0	$2,000.0	$720.0	—%	3.98%
NSTAR Electric Commercial Paper Program	—	245.4	650.0	404.6	—%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2027, September 2027 or October 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $2.1 million and $49.3 million, respectively. As of September 30, 2026, there were intercompany loans from Eversource parent to CL&P of $293.7 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Sources and Uses of Cash: The Company expects the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with existing borrowing availability and access to both debt and equity markets, will be sufficient to meet any working capital and future operating requirements, and capital investment forecasted opportunities.

Long-Term Debt Issuance Authorizations: On May 6, 2026, the NHPUC approved PSNH’s request for authorization to issue up to $200.0 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with the NHPUC. On July 17, 2026, NSTAR Electric filed a petition with the DPU requesting authorization to issue up to $3.2 billion in long-term debt through December 31, 2029. On September 30, 2026, EGMA filed a petition with the DPU requesting authorization to issue up to $550 million in long-term debt through December 31, 2029. On November 4, 2026, PURA approved CL&P’s request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2027.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric Debentures	4.65%	$350.0	May 2026	May 2031	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	350.0	May 2026	May 2036	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	2.70%	(250.0)	June 2026	June 2026	Paid at maturity
NSTAR Electric Series H Senior Notes	2.75%	(50.0)	June 2026	June 2026	Paid at maturity
PSNH Series X First Mortgage Bonds	5.35%	200.0	June 2026	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series A Junior Notes (1)	6.10%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	(250.0)	March 2026	March 2026	Paid at maturity
Eversource Parent Series AA Senior Notes	4.75%	(450.0)	May 2026	May 2026	Paid at maturity
Eversource Parent Series U Senior Notes	1.40%	(300.0)	August 2026	August 2026	Paid at maturity
NSTAR Gas Series AA First Mortgage Bonds	5.75%	100.0	October 2026	October 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series AA First Mortgage Bonds	5.22%	75.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series BB First Mortgage Bonds	5.61%	100.0	July 2026	July 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series S First Mortgage Bonds	1.38%	(90.0)	August 2026	August 2026	Paid at maturity
EGMA Series G First Mortgage Bonds	5.12%	100.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes

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

The following tables summarize the impact of PSNH Funding on PSNH's balance sheets and income statements:

(Millions of Dollars)
PSNH Balance Sheets:	As of September 30, 2026	As of December 31, 2025
Restricted Cash - Current Portion (included in Special Deposits)	$17.7	$30.6
Restricted Cash - Long-Term Portion (included in Other Long-Term Assets)	3.2	3.2
Securitized Stranded Cost (included in Regulatory Assets)	273.7	306.1
Other Regulatory Liabilities (included in Regulatory Liabilities)	8.4	7.3
Accrued Interest (included in Other Current Liabilities)	1.8	5.1
Rate Reduction Bonds - Current Portion	43.2	43.2
Rate Reduction Bonds - Long-Term Portion	237.7	280.9

(Millions of Dollars) PSNH Income Statements:	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization of RRB Principal (included in Amortization of Regulatory Assets/(Liabilities), Net)	$10.8	$10.8	$32.4	$32.4
Interest Expense on RRB Principal (included in Interest Expense)	2.8	3.1	8.6	9.7
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

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2026
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$19.0	$4.2	$3.6	$1.7	$1.6	$0.2	$0.3	$0.2
Interest Cost	58.4	12.4	12.4	6.3	6.9	1.2	1.9	0.7
Expected Return on Plan Assets	(114.8)	(24.1)	(28.8)	(12.4)	(22.5)	(2.5)	(11.5)	(1.5)
Actuarial Loss	10.6	1.5	3.3	0.5	—	—	—	—
Prior Service Cost/(Credit)	0.1	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(26.7)	$(6.0)	$(9.4)	$(3.9)	$(19.4)	$(0.8)	$(13.5)	$(0.5)
Intercompany Income Allocations	N/A	$(1.3)	$(1.0)	$(0.3)	N/A	$(0.6)	$(0.8)	$(0.3)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2026				For the Nine Months Ended September 30, 2026
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$56.7	$12.3	$10.4	$5.0	$4.8	$0.8	$0.8	$0.4
Interest Cost	177.6	36.9	37.0	18.8	21.3	3.7	5.7	2.3
Expected Return on Plan Assets	(349.4)	(72.0)	(86.6)	(37.1)	(68.1)	(7.5)	(34.4)	(4.5)
Actuarial Loss/(Gain)	29.9	4.1	9.5	1.3	(0.7)	—	—	—
Prior Service Cost/(Credit)	0.5	—	0.3	—	(16.2)	0.8	(12.7)	0.3
Total Net Periodic Benefit Plan Income	$(84.7)	$(18.7)	$(29.4)	$(12.0)	$(58.9)	$(2.2)	$(40.6)	$(1.5)
Intercompany Income Allocations	N/A	$(4.4)	$(3.5)	$(1.1)	N/A	$(1.9)	$(2.4)	$(0.9)

	Pension and SERP				PBOP
	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$17.2	$3.9	$2.4	$1.7	$1.6	$0.3	$0.3	$0.1
Interest Cost	64.1	12.9	13.3	6.8	8.0	1.4	2.2	0.8
Expected Return on Plan Assets	(113.7)	(23.0)	(27.7)	(12.0)	(21.1)	(2.4)	(10.5)	(1.4)
Actuarial Loss/(Gain)	11.0	1.3	3.7	0.5	(0.2)	—	—	—
Prior Service Cost/(Credit)	0.3	—	0.1	—	(5.4)	0.3	(4.2)	0.1
Total Net Periodic Benefit Plan Income	$(21.1)	$(4.9)	$(8.2)	$(3.0)	$(17.1)	$(0.4)	$(12.2)	$(0.4)
Intercompany Income Allocations	N/A	$(0.5)	$(0.3)	$—	N/A	$(0.5)	$(0.7)	$(0.2)

	Pension and SERP				PBOP
	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2025
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$50.8	$11.5	$7.3	$4.9	$4.8	$0.8	$0.8	$0.3
Interest Cost	191.4	38.6	39.7	20.4	24.0	4.2	6.6	2.4
Expected Return on Plan Assets	(340.7)	(68.9)	(83.1)	(35.9)	(63.4)	(7.2)	(31.5)	(4.2)
Actuarial Loss/(Gain)	32.0	3.8	10.6	1.5	(0.7)	—	—	—
Prior Service Cost/(Credit)	0.9	—	0.3	—	(16.2)	0.9	(12.7)	0.3
Settlement Loss	3.3	—	—	—	—	—	—	—
Total Net Periodic Benefit Plan Income	$(62.3)	$(15.0)	$(25.2)	$(9.1)	$(51.5)	$(1.3)	$(36.8)	$(1.2)
Intercompany Income Allocations	N/A	$(0.9)	$(0.3)	$—	N/A	$(1.5)	$(2.1)	$(0.6)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, maintenance and inspections, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2026		As of December 31, 2025
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	66	$161.3	66	$154.3
CL&P	14	15.2	15	14.9
NSTAR Electric	16	8.2	14	7.0
PSNH	8	8.9	8	9.2

Included in the number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured natural gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  Eversource’s reserve balances related to these former MGP sites were $146.5 million and $140.9 million as of September 30, 2026 and December 31, 2025, respectively, and related primarily to the natural gas business segment.

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

Guarantees issued on behalf of unconsolidated entities, including equity method ownership interests, for which Eversource parent is the guarantor, are recorded at fair value as a liability on the balance sheet at the inception of the guarantee. The fair value of guarantees issued on behalf of unconsolidated entities are recorded within Other Long-Term Liabilities on the balance sheet, and were $0.5 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively. Eversource regularly reviews performance risk under these guarantee arrangements, and believes the likelihood of payments being required under the guarantees is remote. In the event it becomes probable that Eversource parent will be required to perform under the guarantee, the amount of probable payment will be recorded.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries and affiliates to external parties, and primarily relates to its previously-owned offshore wind investments:

As of September 30, 2026
Company (Obligor)	Description	Maximum Exposure (in millions)
Revolution Wind, LLC and TurbineCo, LLC	Offshore wind construction-related purchase agreements with third-party contractors (1)	$144.7
Eversource Investment LLC, Eversource Investment Service Company LLC and South Fork Class B Member, LLC	Offshore wind funding and indemnification obligations (2)	104.2
Eversource Investment LLC	Revolution Wind Tax Positions (3)	300.0
Eversource TEI LLC	South Fork Wind Tax Equity (4)	50.0
South Fork Wind, LLC	Power Purchase Agreement Security (5)	7.1
Various Eversource subsidiaries	Surety bonds (6)	31.9

(1)    Eversource parent issued guarantees on behalf of its previously 50 percent-owned affiliate, Revolution Wind, LLC, and on behalf of TurbineCo, LLC (successor in interest to North East Offshore, LLC (NEO)), under which Eversource parent agreed to guarantee each entity’s performance of obligations under certain construction-related purchase agreements with third-party contractors, in an aggregate amount not to exceed $848.3 million. The aggregate amount is reduced as performance is satisfied. Eversource parent’s obligations under the guarantees expire upon the earlier of (i) dates ranging between October 2027 and November 2027 and (ii) full performance of the guaranteed obligations.

(2)     Eversource parent issued guarantees on behalf of its wholly-owned subsidiary Eversource Investment LLC (EI), which held Eversource's previous investments in offshore wind-related equity method investments until sale, and on behalf of its previously 50 percent-owned affiliate, South Fork Class B Member, LLC, whereby Eversource parent will guarantee each entity’s performance of certain funding obligations of the South Fork and Revolution Wind projects. Eversource parent also guaranteed certain indemnification obligations of EI associated with third-party credit support for EI’s investment in NEO. On September 30, 2024, Eversource parent issued a guaranty on behalf of its wholly-owned subsidiary, Eversource Investment Service Company LLC, whereby Eversource parent will guarantee Eversource Investment Service Company LLC’s performance of certain indemnification obligations during the onshore construction phase of the Revolution Wind project, in an amount not to exceed $100.0 million. These guarantees will not exceed $1.62 billion and are reduced as performance is satisfied. Guarantees expire upon the full performance of the guaranteed obligations.

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

Eversource parent entered into a guarantee on behalf of EI, under which Eversource parent would guarantee EI’s obligations under a letter of credit facility with a financial institution that EI may request in an aggregate amount of up to approximately $25 million. As of September 30, 2026, there are no letters of credit issued under this guarantee. The guarantee will remain in effect until full performance of the guaranteed obligations.

On September 30, 2024, Eversource entered into an agreement with GIP and Ørsted to contingently provide future credit support up to a maximum of $850 million in guarantees, if required, to support third-party tax equity financing for Revolution Wind.

Eversource parent issued three guarantees in October 2026 on behalf of Revolution Wind TE Holdings, LLC. Eversource’s maximum exposure in connection with these guarantees is $972.0 million in order to support the sale of investment tax credits related to the Revolution Wind project.

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

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and to respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness.

In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Mid-continent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision, and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court. On August 28, 2026, the D.C. Circuit Court issued an order denying the joint motion requesting a stay of the retroactive refund period.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 highlighting several deficiencies within the order. On May 21, 2026, FERC issued an order denying the request for rehearing by operation of law. On September 24, 2026, FERC issued its substantive order on rehearing, Opinion No. 594-A, addressing the merits of arguments raised by the NETOs and sustaining the result determined in Opinion No. 594.

On June 5, 2026, the NETOs filed an appeal of Opinion No. 594 and FERC’s denial of the rehearing with the D.C. Circuit Court. On October 19, 2026, the D.C. Circuit Court granted a joint unopposed motion on proposed briefing format with briefing to begin on November 13, 2026 and concluding on April 2, 2027. The NETOs’ appeal of Opinion No. 594 includes but is not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ prospective ROE, and procedural issues related to overlapping complaints. Refunds to wholesale transmission customers are currently required to be issued by May 2027, which would be prior to a ruling by the D.C. Circuit Court.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement base ROE of 11.39 percent, resulting in an incentive cap of 12.89 percent, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. On June 29, 2026, FERC issued an order finding the proposed ROE has not been shown to be just and reasonable, suspending the increase until November 30, 2026, subject to refund, and initiating paper hearing procedures. Initial briefs were submitted on August 28, 2026, and reply briefs were submitted on September 28, 2026.

As a result of the March 19, 2026 FERC decision, Eversource determined that a refund is probable and that a range of refunds is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax refunds of $63.0 million to approximately $965 million, which includes a range of interest of $31.1 million to $288 million, as of September 30, 2026. The estimated range for CL&P is $30.2 million to approximately $392 million, for NSTAR Electric is $25.0 million to approximately $401 million, and for PSNH is $7.8 million to approximately $172 million as of September 30, 2026. The low end of the estimated range reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the Company’s estimated range includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of $902 million. The range of refund estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision.

The Company has recorded a current regulatory liability for revenues subject to refund of $63.0 million (pre-tax) as of September 30, 2026, which reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The regulatory liability represents the low end of the range, as no amount within the range is considered a better estimate as the Company is continuing to work through the refund calculation methodology. Eversource and the other NETOs are continuing to address the complexities of the refund calculations over the extensive time period as well as the amount and timing of refunds to transmission customers that must be coordinated with the other NETOs and the ISO-NE, which have not yet been finalized.

The $63.0 million liability consists of $30.2 million, $25.0 million and $7.8 million for CL&P, NSTAR Electric and PSNH, respectively, of which $14.9 million, $12.4 million and $3.8 million is accrued interest, respectively, as of September 30, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues, and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

Eversource believes it has sound arguments against the refunds for the retroactive refund period based on the Company’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying the March 19, 2026 FERC decision, as identified in the NETOs’ appeal filed with the D.C. Circuit Court, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act. Eversource continues to challenge the March 19, 2026 FERC decision and cannot predict the ultimate outcome of this proceeding or its timing, but Eversource believes that a court decision could be received in the second half of 2027.

The Company’s estimates are based on currently available information. The Company has accrued $63.0 million as of September 30, 2026, representing the low end of the estimated range of probable liabilities. The Company continues to assess its legal position, the complexities associated with the refund calculation methodology, its extensive coordination with the NETOs and ISO-NE for the processing of long-dated refunds, and the timing of these required refunds. While the Company believes it has sound legal arguments challenging the March 2026 FERC decision, the ongoing refund calculation and developments in the refund process are expected to result in recording additional liabilities related to the retroactive refund period prior to the conclusion of the appellate proceeding. If there is no court or FERC action or further delay as a result of coordination with ISO-NE, then the Company will commence its refunds early in 2027 through the ISO-NE resettlement process. The Company expects to record a liability for the retroactive refund period as the refund calculations are finalized. Due to the uncertainties of the calculations described above, the refund amount for the retroactive period is not reasonably estimable as of September 30, 2026. The ultimate amount recognized may exceed the amount accrued by up to approximately $900 million and could have a material impact on the financial condition and results of operations.

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

DOE Phase V Damages – In March 2021, the Yankee Companies filed Phase V lawsuits against the DOE seeking damages for its continued failure to accept spent nuclear fuel, later expanding the claims to include 2021 costs, bringing total claimed damages to $153.5 million. The parties reached a $145 million agreement in principle to settle the Phase V complaint, approved in November 2024. The Department of Justice filed a notice of appeal in January 2025 on an issue outside the scope of the settlement, which was decided by the Federal Circuit Court on September 4, 2026, affirming the damages awarded by the Court of Federal Claims. On November 4, 2026 CYAPC, YAEC and MYAPC received proceeds of $52.8 million, $43.8 million and $48.4 million, respectively.

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

Eversource continually evaluates the contingent liability based on the latest available information. Based on the most recent updates on the construction status of Revolution Wind and other information currently available, Eversource believes that the contingent liability balance as of September 30, 2026 is an adequate estimate to cover this contingent liability for purchase price adjustments. As of September 30, 2026 and December 31, 2025, the contingent liability totaled $409.2 million and $448.2 million, respectively, and is recorded as a current liability on Eversource’s balance sheets, based upon the timing of expected payments to GIP. Payments made in the first nine months of 2026 and 2025 of $233.0 million and $141.3 million, respectively, reduced the contingent liability and were reflected within investing activities on the statements of cash flows. Payments made in 2026 related to cost overruns for the Revolution Wind project paid to GIP, and payments made in 2025 related to a purchase price adjustment payment related to the South Fork Wind project paid to GIP, cost overruns for the Revolution Wind project paid to GIP, and insurance payments. South Fork Wind has achieved commercial operation, and Eversource made a purchase price adjustment payment related to this project in June 2025. All matters relating to South Fork Wind have been resolved with no material impacts.

Eversource relies on information that it receives from the project owners for the construction-related, delay-related, and insurance-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP. New information or future developments that arise will necessitate a reassessment of the estimated liability to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted. In November 2026, the project owners announced construction is complete for Revolution Wind. Under the terms of the purchase and sale agreement, the obligation to GIP for the post-closing adjustment will be determined based on the project’s completion date as defined under the agreement. The reconciliation process for the post-closing adjustment is expected to occur in 2027.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the timing and extent of construction delays, which would impact the final project economics including the obligation to maintain GIP’s internal rate of return through the construction period specified in the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a value lower than assumed and included in the purchase price. The purchase price of Revolution Wind included the value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credits could result in a significant loss in a future period.

It is reasonably possible that as additional updated cost estimates become available, and if additional cost overruns materialize or other adverse changes in facts, regulations and circumstances occur, there could be additional increases to the offshore wind contingent liability, which could be material. The Company will continue to monitor developments and evaluate potential exposures related to this contingency and will revise its estimated liability as additional information becomes available.

Total net proceeds could also be adjusted for a benefit due to Eversource if there are lower operation costs or higher availability of the projects through the period that is four years following the commercial operation of Revolution Wind.

F.    Leases
In the third quarter of 2026, EGMA entered into a land and building finance lease that is expected to commence in 2027. The lease contains a purchase option that the Company has determined is probable of being executed. In accordance with the accounting guidance for leases, the Company will recognize the right-of-use asset and corresponding lease liability, and will assess the purchase option as part of the lease fair value upon commencement. As of September 30, 2026, the lease agreement totaled $19.1 million and the estimated purchase option was $19.3 million.

10.    INCOME TAXES

In the third quarter of 2026, as part of the 2025 tax return-to-provision process, Eversource recorded benefits associated with return true-ups of $41 million. The adjustment includes true-ups to state income taxes of $26 million as well as net operating loss carryforward adjustments of $15 million.

In the third quarter of 2025, as part of filing its 2024 tax return-to-provision process, Eversource partially reversed a valuation allowance recorded on deferred tax assets associated with the loss recorded from the offshore wind investments and recorded a benefit of $165 million as it reconciled the positions on the tax return to what was estimated as of December 31, 2024. The adjustment to the valuation allowance was required based on the reconciling of previously recorded tax losses to amounts included in applicable partnership income tax returns. The adjustment resulted from changes in tax estimates based on information from the partnership tax returns received in the third quarter of 2025. Eversource also recognized state tax benefits and certain tax credits of $118 million as part of the 2024 tax return-to-provision process. These adjustments totaling $283 million were recorded as a reduction to income tax expense on the statement of income in the third quarter of 2025.

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

	Eversource		CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2026:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$119.1	$116.2	$87.3	$43.0	$31.8	$—	$—
Long-Term Debt	28,898.0	26,378.3	5,111.9	4,518.3	6,342.3	5,822.9	2,234.3	1,952.2
Rate Reduction Bonds	280.9	265.4	—	—	—	—	280.9	265.4

As of December 31, 2025:
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$126.1	$116.2	$92.9	$43.0	$33.2	$—	$—
Long-Term Debt	28,265.4	27,055.5	5,110.1	4,844.7	5,945.6	5,752.6	2,031.3	1,874.8
Rate Reduction Bonds	324.1	320.2	—	—	—	—	324.1	320.2

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

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, are as follows:

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(0.4)	$(20.1)	$(20.5)	$(0.4)	$(26.1)	$(26.5)

OCI Before Reclassifications	—	0.4	0.4	—	(0.9)	(0.9)
Amounts Reclassified from AOCI	—	1.4	1.4	—	4.3	4.3
Net OCI	—	1.8	1.8	—	3.4	3.4
Balance as of End of Period	$(0.4)	$(18.3)	$(18.7)	$(0.4)	$(22.7)	$(23.1)

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

13.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2026 and December 31, 2025	Issued as of
	Par Value		September 30, 2026	December 31, 2025
Eversource	$5	410,000,000	383,143,545	382,854,501
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

Common Share Issuances: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an “at-the-market” (ATM) equity offering program. Eversource may issue and sell its common shares through its sales agents during the term of this agreement. Shares were offered in transactions on the New York Stock Exchange, in the over-the-counter market, through negotiated transactions or otherwise. Sales may be made at either market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. In 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. In the first nine months of 2026, Eversource issued 289,044 common shares, which resulted in proceeds of $19.9 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Treasury Shares: As of September 30, 2026 and December 31, 2025, there were 6,230,444 and 7,437,621 Eversource common shares held as treasury shares, respectively. As of September 30, 2026 and December 31, 2025, there were 376,913,101 and 375,416,880 Eversource common shares outstanding, respectively.

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

14.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended September 30, 2026 and 2025 and $5.6 million for each of the nine months ended September 30, 2026 and 2025. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2026 and December 31, 2025. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to Eversource parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

15.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into outstanding common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the three and nine months ended September 30, 2026 and 2025, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted earnings per share:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income Attributable to Common Shareholders	$346.0	$367.5	$1,006.5	$1,271.1
Weighted Average Common Shares Outstanding:
Basic	377,055,832	371,914,953	376,523,310	369,299,065
Dilutive Effect	603,133	347,779	557,178	320,115
Diluted	377,658,965	372,262,732	377,080,488	369,619,180
Basic and Diluted Earnings Per Common Share	$0.92	$0.99	$2.67	$3.44

16.    REVENUES

The following tables present operating revenues disaggregated by revenue source:

	For the Three Months Ended September 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,355.4	$139.7	$—	$—	$2.2	$—	$1,497.3
Commercial	855.4	97.1	—	—	0.6	(3.8)	949.3
Industrial	100.8	46.1	—	—	0.3	(7.2)	140.0
Total Retail Tariff Sales Revenues	2,311.6	282.9	—	—	3.1	(11.0)	2,586.6
Wholesale Transmission Revenues	—	—	661.2	—	—	(488.7)	172.5
Wholesale Market Sales Revenues	288.7	27.5	—	—	—	—	316.2
Other Revenues from Contracts with Customers	16.9	1.9	3.6	—	455.7	(456.9)	21.2
Total Revenues from Contracts with Customers	2,617.2	312.3	664.8	—	458.8	(956.6)	3,096.5
Alternative Revenue Programs	(21.0)	(47.3)	(96.8)	—	—	43.5	(121.6)
Other Revenues	3.5	0.4	0.1	—	—	—	4.0
Total Operating Revenues	$2,599.7	$265.4	$568.1	$—	$458.8	$(913.1)	$2,978.9

	For the Nine Months Ended September 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$3,894.4	$1,301.7	$—	$77.4	$2.2	$—	$5,275.7
Commercial	2,467.5	658.4	—	35.1	0.6	(10.5)	3,151.1
Industrial	298.4	187.8	—	2.3	0.3	(20.8)	468.0
Total Retail Tariff Sales Revenues	6,660.3	2,147.9	—	114.8	3.1	(31.3)	8,894.8
Wholesale Transmission Revenues	—	—	1,904.3	—	—	(1,408.1)	496.2
Wholesale Market Sales Revenues	1,029.7	111.8	—	2.3	—	—	1,143.8
Other Revenues from Contracts with Customers	61.8	5.1	17.8	1.3	1,380.0	(1,384.9)	81.1
Total Revenues from Contracts with Customers	7,751.8	2,264.8	1,922.1	118.4	1,383.1	(2,824.3)	10,615.9
Alternative Revenue Programs	(42.5)	(100.2)	(188.6)	(2.8)	—	87.0	(247.1)
Other Revenues	14.4	2.6	0.2	0.4	—	—	17.6
Total Operating Revenues	$7,723.7	$2,167.2	$1,733.7	$116.0	$1,383.1	$(2,737.3)	$10,386.4

	For the Three Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,452.4	$109.1	$—	$57.4	$—	$—	$1,618.9
Commercial	905.1	73.4	—	20.8	—	(2.3)	997.0
Industrial	112.2	34.7	—	1.5	—	(6.6)	141.8
Total Retail Tariff Sales Revenues	2,469.7	217.2	—	79.7	—	(8.9)	2,757.7
Wholesale Transmission Revenues	—	—	691.7	—	—	(500.0)	191.7
Wholesale Market Sales Revenues	220.6	29.6	—	1.2	—	—	251.4
Other Revenues from Contracts with Customers	19.4	1.6	3.7	0.6	428.3	(428.9)	24.7
Total Revenues from Contracts with Customers	2,709.7	248.4	695.4	81.5	428.3	(937.8)	3,225.5
Alternative Revenue Programs	3.5	8.2	(117.4)	(12.6)	—	107.8	(10.5)
Other Revenues	4.7	0.5	0.1	0.3	—	—	5.6
Total Operating Revenues	$2,717.9	$257.1	$578.1	$69.2	$428.3	$(830.0)	$3,220.6

	For the Nine Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$4,046.0	$1,039.8	$—	$129.3	$—	$—	$5,215.1
Commercial	2,484.4	504.9	—	53.9	—	(6.3)	3,036.9
Industrial	319.1	150.2	—	3.7	—	(19.4)	453.6
Total Retail Tariff Sales Revenues	6,849.5	1,694.9	—	186.9	—	(25.7)	8,705.6
Wholesale Transmission Revenues	—	—	1,882.1	—	—	(1,378.9)	503.2
Wholesale Market Sales Revenues	723.5	140.9	—	3.4	—	—	867.8
Other Revenues from Contracts with Customers	62.3	4.5	10.6	1.9	1,273.2	(1,269.2)	83.3
Total Revenues from Contracts with Customers	7,635.3	1,840.3	1,892.7	192.2	1,273.2	(2,673.8)	10,159.9
Alternative Revenue Programs	13.3	16.7	(198.3)	(12.6)	—	181.2	0.3
Other Revenues	13.4	2.3	0.2	0.9	—	—	16.8
Total Operating Revenues	$7,662.0	$1,859.3	$1,694.6	$180.5	$1,273.2	$(2,492.6)	$10,177.0

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$636.9	$515.3	$203.2	$752.9	$514.4	$185.1
Commercial	275.1	480.1	100.6	333.7	476.0	95.9
Industrial	33.2	41.3	26.3	45.2	40.3	26.7
Total Retail Tariff Sales Revenues	945.2	1,036.7	330.1	1,131.8	1,030.7	307.7
Wholesale Transmission Revenues	291.9	234.6	134.7	305.2	236.2	150.3
Wholesale Market Sales Revenues	185.9	95.6	7.2	177.7	35.6	7.3
Other Revenues from Contracts with Customers	9.1	11.1	0.9	9.8	11.6	2.4
Total Revenues from Contracts with Customers	1,432.1	1,378.0	472.9	1,624.5	1,314.1	467.7
Alternative Revenue Programs	(66.8)	(27.1)	(23.9)	(73.3)	(1.0)	(39.6)
Other Revenues	2.0	0.7	0.9	2.2	1.9	0.7
Eliminations	(198.5)	(183.5)	(74.1)	(190.9)	(185.5)	(77.6)
Total Operating Revenues	$1,168.8	$1,168.1	$375.8	$1,362.5	$1,129.5	$351.2

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Revenues from Contracts with Customers
Retail Tariff Sales
Residential	$1,963.5	$1,358.4	$572.5	$2,137.7	$1,400.1	$508.2
Commercial	853.3	1,331.9	283.6	987.2	1,229.5	269.3
Industrial	108.1	114.4	75.9	137.6	104.4	77.1
Total Retail Tariff Sales Revenues	2,924.9	2,804.7	932.0	3,262.5	2,734.0	854.6
Wholesale Transmission Revenues	821.6	699.5	383.2	803.5	681.2	397.4
Wholesale Market Sales Revenues	686.1	317.7	25.9	572.3	125.1	26.1
Other Revenues from Contracts with Customers	32.3	39.3	9.8	27.1	35.8	11.8
Total Revenues from Contracts with Customers	4,464.9	3,861.2	1,350.9	4,665.4	3,576.1	1,289.9
Alternative Revenue Programs	(107.9)	(73.3)	(49.9)	(89.0)	(18.0)	(78.0)
Other Revenues	6.4	5.3	2.9	5.0	6.5	2.1
Eliminations	(576.8)	(556.1)	(210.6)	(545.5)	(551.9)	(211.7)
Total Operating Revenues	$3,786.6	$3,237.1	$1,093.3	$4,035.9	$3,012.7	$1,002.3

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

On June 30, 2026, Eversource completed the sale of Aquarion. The Water Distribution segment, which consists of the rate-regulated business of Aquarion, no longer qualifies as an active reportable segment following the sale. Management has elected to continue presenting the results of the Aquarion water distribution business as a separate reportable segment for the current periods and comparative prior periods. See Note 18, “Sale of Aquarion Water Distribution Business” for further information.

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

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,599.7	$265.4	$568.1	$—	$458.8	$(913.1)	$2,978.9
Depreciation and Amortization	(59.1)	(72.1)	(113.3)	—	(21.4)	3.8	(262.1)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(110.2)	(46.2)	(39.3)
Corporate Shared Services	(115.0)	(29.9)	(18.3)
Storm Costs	(44.0)	—	—
Employee Benefits	(41.4)	(20.3)	(14.9)
Uncollectible Expense	(44.0)	(12.5)	—
Other	(69.7)	(4.2)	(16.3)
Total Operations and Maintenance	(424.3)	(113.1)	(88.8)	—	(342.6)	464.1	(504.7)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,822.9)	(119.1)	(83.9)	—	(1.6)	445.1	(1,582.4)
Operating Income/(Loss)	293.4	(38.9)	282.1	—	93.2	(0.1)	629.7
Interest Expense	(108.0)	(35.0)	(63.1)	—	(178.7)	36.1	(348.7)
Interest Income	25.4	5.2	0.1	—	44.0	(36.0)	38.7
Other Income, Net	43.8	9.1	19.1	—	383.2	(376.6)	78.6
Income Tax (Expense)/Benefit	(52.5)	16.2	(55.5)	—	41.4	—	(50.4)
Net Income/(Loss)	202.1	(43.4)	182.7	—	383.1	(376.6)	347.9
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income/(Loss) Attributable to Common Shareholders	$200.9	$(43.4)	$182.0	$—	$383.1	$(376.6)	$346.0
	For the Nine Months Ended September 30, 2026
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,723.7	$2,167.2	$1,733.7	$116.0	$1,383.1	$(2,737.3)	$10,386.4
Depreciation and Amortization	(699.3)	(254.8)	(353.6)	(26.2)	(142.9)	11.9	(1,464.9)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(312.6)	(130.8)	(111.9)
Corporate Shared Services	(357.7)	(90.2)	(60.6)
Storm Costs	(84.4)	—	—
Employee Benefits	(123.4)	(58.9)	(39.1)
Uncollectible Expense	(117.0)	(64.4)	—
Other	(152.7)	(10.5)	(52.0)
Total Operations and Maintenance	(1,147.8)	(354.8)	(263.6)	(48.1)	(1,080.5)	1,402.7	(1,492.1)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(5,021.2)	(1,119.0)	(238.7)	(13.7)	(1.2)	1,322.6	(5,071.2)
Sale of Aquarion	—	—	—	(111.4)	—	—	(111.4)
Operating Income/(Loss)	855.4	438.6	877.8	(83.4)	158.5	(0.1)	2,246.8
Interest Expense	(315.7)	(103.8)	(201.7)	(14.5)	(547.4)	113.6	(1,069.5)
Loss on Offshore Wind	—	—	—	—	(194.0)	—	(194.0)
Interest Income	68.4	22.9	0.4	—	121.5	(113.5)	99.7
Other Income, Net	133.5	25.8	47.5	2.5	1,210.7	(1,157.3)	262.7
Income Tax (Expense)/Benefit	(164.1)	(101.9)	(175.7)	1.9	106.2	—	(333.6)
Net Income/(Loss)	577.5	281.6	548.3	(93.5)	855.5	(1,157.3)	1,012.1
Net Income Attributable to Noncontrolling Interests	(3.4)	—	(2.2)	—	—	—	(5.6)
Net Income/(Loss) Attributable to Common Shareholders	$574.1	$281.6	$546.1	$(93.5)	$855.5	$(1,157.3)	$1,006.5
Cash Flows Used for Investments in Plant	$1,438.0	$581.5	$788.3	$72.0	$172.8	$—	$3,052.6

	For the Three Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$2,717.9	$257.1	$578.1	$69.2	$428.3	$(830.0)	$3,220.6
Depreciation and Amortization	(299.8)	(35.7)	(104.4)	(11.4)	(56.4)	4.1	(503.6)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(116.7)	(50.3)	(44.3)
Corporate Shared Services	(110.7)	(27.8)	(19.9)
Storm Costs	(27.2)	—	—
Employee Benefits	(56.9)	(21.0)	(13.2)
Uncollectible Expense	(40.2)	(7.1)	—
Other	(39.5)	(5.9)	(20.5)
Total Operations and Maintenance	(391.2)	(112.1)	(97.9)	(25.7)	(325.1)	433.7	(518.3)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(1,694.0)	(120.2)	(80.1)	(7.0)	(0.9)	392.2	(1,510.0)
Operating Income/(Loss)	332.9	(10.9)	295.7	25.1	45.9	—	688.7
Interest Expense	(99.9)	(30.2)	(47.2)	(7.7)	(173.7)	40.6	(318.1)
Loss on Offshore Wind	—	—	—	—	(284.0)	—	(284.0)
Interest Income	23.0	6.3	0.1	—	40.6	(40.6)	29.4
Other Income, Net	39.0	8.0	4.0	1.0	466.6	(462.2)	56.4
Income Tax (Expense)/Benefit	(72.2)	10.0	(66.4)	0.5	325.1	—	197.0
Net Income/(Loss)	222.8	(16.8)	186.2	18.9	420.5	(462.2)	369.4
Net Income Attributable to Noncontrolling Interests	(1.2)	—	(0.7)	—	—	—	(1.9)
Net Income/(Loss) Attributable to Common Shareholders	$221.6	$(16.8)	$185.5	$18.9	$420.5	$(462.2)	$367.5
	For the Nine Months Ended September 30, 2025
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$7,662.0	$1,859.3	$1,694.6	$180.5	$1,273.2	$(2,492.6)	$10,177.0
Depreciation and Amortization	(1,130.4)	(197.8)	(320.7)	(34.4)	(160.5)	10.4	(1,833.4)
Operations and Maintenance (1)
Operations, Excluding Storm Costs	(314.9)	(137.4)	(112.8)
Corporate Shared Services	(332.8)	(86.1)	(58.7)
Storm Costs	(69.0)	—	—
Employee Benefits	(152.7)	(56.8)	(36.7)
Uncollectible Expense	(125.0)	(50.5)	—
Other	(106.6)	(8.8)	(49.7)
Total Operations and Maintenance	(1,101.0)	(339.6)	(257.9)	(71.8)	(987.5)	1,284.5	(1,473.3)
Purchased Power, Purchased Natural Gas and Transmission, Other Taxes and Energy Efficiency (2)	(4,582.4)	(960.9)	(222.9)	(20.5)	(3.2)	1,197.7	(4,592.2)
Operating Income	848.2	361.0	893.1	53.8	122.0	—	2,278.1
Interest Expense	(286.4)	(86.7)	(113.9)	(23.2)	(529.0)	127.1	(912.1)
Loss on Offshore Wind	—	—	—	—	(284.0)	—	(284.0)
Interest Income	75.1	18.8	0.3	—	127.2	(127.2)	94.2
Other Income, Net	113.6	22.4	25.6	3.3	1,526.2	(1,511.8)	179.3
Income Tax (Expense)/Benefit	(175.5)	(78.6)	(209.9)	2.9	382.3	—	(78.8)
Net Income	575.0	236.9	595.2	36.8	1,344.7	(1,511.9)	1,276.7
Net Income Attributable to Noncontrolling Interests	(3.4)	—	(2.2)	—	—	—	(5.6)
Net Income Attributable to Common Shareholders	$571.6	$236.9	$593.0	$36.8	$1,344.7	$(1,511.9)	$1,271.1
Cash Flows Used for Investments in Plant	$1,496.0	$589.1	$774.3	$118.2	$197.8	$—	$3,175.4

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

For the previously-owned water distribution segment, the chief operating decision maker was provided with total operations and maintenance expense information to manage its operations. Operations and maintenance expenses primarily included employee costs, benefits, and outside services.

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

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of September 30, 2026	$35,494.0	$11,083.4	$17,745.4	$—	$29,105.8	$(30,844.2)	$62,584.4
As of December 31, 2025	34,858.1	10,865.5	17,193.9	2,977.6	29,743.3	(31,851.7)	63,786.7

18.    SALE OF AQUARION WATER DISTRIBUTION BUSINESS

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

Eversource has no post-closing obligations under the purchase and sale agreement with AWA other than a working capital true-up to the purchase price and no continued involvement with the divested subsidiaries. The final purchase price adjustment will be recorded upon resolution of the working capital true-up calculation, which is expected to occur in the fourth quarter.

For the nine months ended September 30, 2026 and 2025, pre-tax income associated with the water distribution business (excluding the $111.4 million charge in 2026) was $16.0 million and $33.9 million, respectively. For the three months ended September 30, 2025, pre-tax income associated with the water distribution business was $18.4 million.

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, as well as the Eversource 2025 combined Annual Report on Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource. Our earnings discussion includes financial measures that are not recognized under GAAP (non-GAAP) referencing our earnings and EPS excluding a 2026 charge on the sale of the Aquarion water distribution business, 2026 and 2025 charges associated with increasing our offshore wind contingent liability, and a 2026 charge related to the March 2026 FERC decision in the FERC base ROE complaints. EPS by business is also a non-GAAP financial measure and is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The earnings and EPS of each business do not represent a direct legal interest in the assets and liabilities of such business, but rather represent a direct interest in our assets and liabilities as a whole.

We use these non-GAAP financial measures to evaluate and provide details of earnings results by business and to more fully compare and explain our results without including these items. This information is among the primary indicators we use as a basis for evaluating performance and planning and forecasting of future periods. We believe the charge on the sale of the Aquarion water distribution business, the charges associated with increasing our offshore wind contingent liability, and the charge related to the March 2026 FERC decision in the FERC base ROE complaints are not indicative of our ongoing costs and performance. We view these charges as not directly related to the ongoing operations of the business and therefore not indicators of baseline operating performance. Due to the nature and significance of the effect of these items on Net Income Attributable to Common Shareholders and EPS, we believe that the non-GAAP presentation is a more meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance of our business. These non-GAAP financial measures should not be considered as alternatives to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as indicators of operating performance.

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

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Earnings Overview and Future Outlook:

•We earned $346.0 million, or $0.92 per share, in the third quarter of 2026, compared with $367.5 million, or $0.99 per share, in the third quarter of 2025. We earned $1.01 billion, or $2.67 per share, in the first nine months of 2026, compared with $1.27 billion, or $3.44 per share, in the first nine months of 2025.

•Our first nine months of 2026 results include a non-cash, after-tax charge of $111.4 million, or $0.30 per share, resulting from a loss on the June 30, 2026 sale of Aquarion, which was recorded within the Water Distribution segment. Those results also include an after-tax charge of $164.0 million, or $0.43 per share, resulting from increasing our offshore wind contingent liability for expected future payments under a 2024 sale agreement of our previous offshore wind investments, which was recorded within Eversource Parent and Other Companies. Our first nine months of 2026 results also include an after-tax charge of $43.9 million, or $0.12 per share, for estimated refunds resulting from FERC’s March 19, 2026 order in the NETO ROE complaint proceedings, which was recorded within the Transmission segment. Excluding these charges, our non-GAAP earnings were $1.33 billion, or $3.52 per share, in the first nine months of 2026.

•We are narrowing our annual guidance for 2026 non-GAAP recurring earnings between $4.62 per share and $4.70 per share. We also reaffirm that our cumulative long-term earnings per share growth rate will be within the range of 5 to 7 percent through 2030, using the narrowed 2026 non-GAAP earnings guidance mid-point of $4.66 per share as the base year. We expect annual earnings growth towards the upper half of the long-term guidance by 2028.

Liquidity:

•Cash flows provided by operating activities totaled $3.07 billion in the first nine months of 2026, compared with $3.20 billion in the first nine months of 2025. Investments in property, plant and equipment totaled $3.05 billion in the first nine months of 2026, compared with $3.18 billion in the first nine months of 2025.

•Cash and Cash Equivalents totaled $525.4 million as of September 30, 2026, compared with $135.4 million as of December 31, 2025. Our available borrowing capacity under our commercial paper programs totaled $2.65 billion as of September 30, 2026.

•In the first nine months of 2026, we issued $2.68 billion of new long-term debt and we repaid $2.01 billion of long-term debt.

•On September 10, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on September 30, 2026 to shareholders of record as of September 21, 2026.

Regulatory Developments:

•On July 29, 2026, PURA issued a final decision on CL&P’s request for recovery of deferred storm costs totaling $974.2 million plus carrying costs. PURA approved the vast majority of requested storm costs totaling $869.4 million of catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponed review of $63.3 million of storm costs to a future proceeding. The final decision also authorized the accrual of carrying costs on the unrecovered, approved storm costs beginning on the date of the final decision. The final decision resulted in a pre-tax charge to earnings of $40.8 million in the third quarter of 2026. On October 15, 2026, CL&P filed an appeal in Connecticut Superior Court challenging certain aspects of PURA's final decision, including PURA's denial of recovery of carrying costs on deferred storm costs incurred prior to the date of the final decision and certain disallowed storm restoration costs. The appeal remains pending.
Earnings Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$346.0	$0.92	$367.5	$0.99	$1,006.5	$2.67	$1,271.1	$3.44

Regulated Companies (Non-GAAP)	$339.5	$0.90	$409.2	$1.10	$1,463.6	$3.89	$1,438.3	$3.89
Eversource Parent and Other Companies (Non-GAAP)	6.5	0.02	33.3	0.09	(137.8)	(0.37)	(92.2)	(0.25)
Non-GAAP Earnings	$346.0	$0.92	$442.5	$1.19	$1,325.8	$3.52	$1,346.1	$3.64
Sale of Aquarion (after-tax) (1)	—	—	—	—	(111.4)	(0.30)	—	—
Losses on Offshore Wind (after-tax) (2)	—	—	(75.0)	(0.20)	(164.0)	(0.43)	(75.0)	(0.20)
FERC ROE Refund Charge (after-tax) (3)	—	—	—	—	(43.9)	(0.12)	—	—
Net Income Attributable to Common Shareholders (GAAP)	$346.0	$0.92	$367.5	$0.99	$1,006.5	$2.67	$1,271.1	$3.44

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

(2)    In the second quarter of 2026, we recorded a pre-tax charge of $194 million ($164.0 million after-tax) associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with Global Infrastructure Partners (GIP) for the Revolution Wind project. In the third quarter of 2025, we recorded a pre-tax charge of $284 million associated with increasing the offshore wind contingent liability, offset by expected tax benefits from the offshore wind sale of $209 million ($75.0 million after-tax). For further information, see the “Offshore Wind Contingent Liability” section below included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)    In the first quarter of 2026, we recorded a pre-tax charge of $60.4 million ($43.9 million after-tax) as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints. The charge reflects a liability recorded for refunds associated with the fifteen-month first complaint period (October 1, 2011 – December 31, 2012), including interest accrued from the refund period through March 31, 2026. For further information, see the “FERC Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The impact of higher shares outstanding resulted in $0.01 and $0.05 earnings per share dilution in the third quarter and first nine months of 2026, as compared to the third quarter and first nine months of 2025, respectively.

Regulated Companies:  Our regulated companies comprise the electric distribution, electric transmission, natural gas distribution, and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income - Regulated Companies (GAAP)	$339.5	$0.90	$409.2	$1.10	$1,308.3	$3.47	$1,438.3	$3.89

Electric Distribution	$200.9	$0.53	$221.6	$0.60	$574.1	$1.52	$571.6	$1.55
Electric Transmission, excluding FERC ROE Refund Charge (Non-GAAP)	182.0	0.48	185.5	0.50	590.0	1.57	593.0	1.60
Natural Gas Distribution	(43.4)	(0.11)	(16.8)	(0.05)	281.6	0.75	236.9	0.64
Water Distribution, excluding Sale of Aquarion (Non-GAAP)	—	—	18.9	0.05	17.9	0.05	36.8	0.10
Net Income - Regulated Companies (Non-GAAP)	$339.5	$0.90	$409.2	$1.10	$1,463.6	$3.89	$1,438.3	$3.89
Sale of Aquarion (after-tax)	—	—	—	—	(111.4)	(0.30)	—	—
FERC ROE Refund Charge (after-tax)	—	—	—	—	(43.9)	(0.12)	—	—
Net Income - Regulated Companies (GAAP)	$339.5	$0.90	$409.2	$1.10	$1,308.3	$3.47	$1,438.3	$3.89

Our electric distribution segment earnings decreased $20.7 million in the third quarter of 2026, as compared to the third quarter of 2025, due primarily to the impact of PURA’s July 2026 final decision on CL&P’s storm prudency proceeding that disallowed certain storm costs from recovery, higher depreciation, the absence in 2026 of a benefit from the impact of the PSNH rate case decision in July 2025, higher interest expense, and higher property taxes. These earnings decreases were partially offset by higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025 and August 1, 2026, higher revenues from CL&P’s capital tracking mechanism due to increased electric system improvements and NSTAR Electric’s Advanced Metering Infrastructure (AMI) capital tracking mechanism, and a lower effective tax rate.

Our electric distribution segment earnings increased $2.5 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to higher revenues from base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025 and August 1, 2026, higher revenues from CL&P’s capital tracking mechanism and NSTAR Electric’s AMI capital tracking mechanism, and a lower effective tax rate. These benefits were partially offset by the impact of PURA’s July 2026 final decision on CL&P’s storm prudency proceeding that disallowed certain storm costs from recovery that was recorded in the third quarter of 2026, higher depreciation, higher interest expense, the absence in 2026 of a benefit from the impact of the PSNH rate case decision in July 2025, and higher property taxes.

Our electric transmission segment earnings decreased $3.5 million in the third quarter of 2026, as compared to the third quarter of 2025, due primarily to the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well as higher interest expense, partially offset by continued investment in our transmission infrastructure.

Our electric transmission segment earnings decreased $46.9 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to the first quarter 2026 after-tax charge of $43.9 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints in which the Company recorded a liability for refunds for the fifteen-month first complaint period, including interest. Excluding this charge, our electric transmission segment earnings decreased $3.0 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to the prospective impact of the decrease in the allowed ROE from 10.57 percent to 9.57 percent and higher interest expense, partially offset by higher transmission rate base as a result of our continued investment in our transmission infrastructure and higher non-refundable transmission revenues.

Our natural gas distribution segment losses increased $26.6 million in the third quarter of 2026, as compared to the third quarter of 2025, due primarily to lower revenues at EGMA and NSTAR Gas driven by a change in the seasonal rate design that shifted the recovery of quarterly revenues, higher depreciation, higher interest expense, and higher operations and maintenance expense, partially offset by higher revenues from capital tracking mechanisms due to continued investments in natural gas infrastructure and the base distribution rate increase effective November 1, 2025 at Yankee Gas.

Our natural gas distribution segment earnings increased $44.7 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to higher revenues from base distribution rate increases effective November 1, 2025 at Yankee Gas, NSTAR Gas and EGMA, and from capital tracking mechanisms due to continued investments in natural gas infrastructure. Those earnings increases were partially offset by higher depreciation, higher operations and maintenance expense, the absence of a benefit in 2025 from previously expensed costs allowed for recovery, higher property taxes, higher interest expense, and a higher effective income tax rate.

Our water distribution segment earnings decreased $18.9 million in the third quarter of 2026, as compared to the third quarter of 2025, due to the absence of earnings in the third quarter of 2026 resulting from the June 30, 2026 sale of Aquarion.

Our water distribution segment earnings decreased $130.3 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to the $111.4 million after-tax charge recorded on the June 30, 2026 sale of Aquarion. Excluding this charge, our water distribution segment earnings decreased $18.9 million due to the absence of earnings in the third quarter of 2026. For further information on the sale, see the

“Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Eversource Parent and Other Companies: Eversource parent and other companies earnings increased by $48.2 million in the third quarter of 2026, as compared to the third quarter of 2025, due primarily to the absence of the aggregate net after-tax charge of $75.0 million recorded in 2025 resulting from an increase to the offshore wind contingent liability, net of tax benefits associated with the tax losses on the sales of its offshore wind investments. Excluding this charge, Eversource parent and other companies earnings decreased by $26.8 million in the third quarter of 2026, as compared to the third quarter of 2025, driven by a higher effective income tax rate resulting from lower benefits from the tax return-to-provision adjustment in the third quarter of 2026, as compared to the recognition of state tax benefits and certain tax credits as a result of the tax return-to-provision adjustment in the third quarter of 2025. Third quarter results were also driven by higher interest expense, partially offset by a benefit resulting from the reduction of a rate base offset established in purchase accounting for the EGMA acquisition.

As part of the 2020 rate settlement approved by the DPU that enabled the acquisition of EGMA, the DPU required a rate base offset to be recorded, which would be amortized over time and be periodically adjusted in future rate filings for the build-up of deferred tax liabilities. The unamortized rate base offset is reflected as a reduction to Property, Plant and Equipment, Net on Eversource’s balance sheet. As of September 30, 2026, the rate base offset has been reduced by $40.0 million to reflect the build-up of the new deferred tax liabilities. The rate base offset reduction resulted in a reduction to depreciation expense on Eversource’s income statement in the third quarter of 2026. This benefit is presented within Eversource Parent and Other Companies, consistent with past presentation of acquisition-related items.

Eversource parent and other companies losses increased by $134.6 million in the first nine months of 2026, as compared to the first nine months of 2025, due primarily to the after-tax charge of $164.0 million recorded in the second quarter of 2026 resulting from an increase to the offshore wind contingent liability, as compared to the $75.0 million after-tax offshore wind charge recorded in the third quarter of 2025. Excluding these charges, Eversource parent and other companies losses increased by $45.6 million in the first nine months of 2026, as compared to the first nine months of 2025, driven by a higher effective income tax rate and higher interest expense, partially offset by the benefit resulting from the reduction of the rate base offset established in purchase accounting for the EGMA acquisition.

Offshore Wind Contingent Liability: On September 30, 2024, Eversource completed the sale of its 50 percent ownership share in the South Fork Wind and Revolution Wind Projects to Global Infrastructure Partners (GIP). Eversource recorded a contingent liability relating to expected future payments to GIP as part of the sale of the South Fork Wind and Revolution Wind projects. As part of the definitive agreement with GIP, Eversource is responsible for certain post-closing purchase price adjustments. This obligation included an expected cost overrun sharing obligation, an expected obligation to maintain GIP’s internal rate of return, and an obligation for other future costs.

In the third quarter of 2025, Eversource received an updated report on the construction status of Revolution Wind, which included revised projections of total construction costs. The revised cost projections reflected known and quantifiable cost increases, including those associated with the impacts of damage to the wind turbine installation vessel, insurance costs, tariff impacts, and costs incurred as a result of the stop-work order for Revolution Wind received on August 22, 2025 from the Bureau of Ocean Energy Management that halted all offshore wind construction activities through September 22, 2025. Based on those developments, Eversource recognized a pre-tax charge of $284 million in the third quarter of 2025 as a result of the aggregate impact of these items to increase the liability for purchase price adjustments associated with the offshore wind projects. Eversource recognized an aggregate, net after-tax charge of $75.0 million, or $0.20 per share, in the third quarter of 2025, which consisted of the pre-tax $284 million increase to the offshore wind contingent liability, offset by $209 million of tax benefits associated with tax losses on the sale of the South Fork Wind and Revolution Wind projects that Eversource expects to realize.

In the second quarter of 2026, Eversource received revised projections of total construction costs associated with Revolution Wind, which included quantifiable cost increases. As a result, Eversource recognized a pre-tax charge of $194 million in the second quarter of 2026 to increase the liability for purchase price adjustments associated with the Revolution Wind project.

Eversource continually evaluates the contingent liability based on the latest available information. Based on the most recent updates on the construction status of Revolution Wind and other information currently available, Eversource believes that the contingent liability balance as of September 30, 2026 is an adequate estimate to cover this contingent liability for purchase price adjustments. As of September 30, 2026 and December 31, 2025, the contingent liability totaled $409.2 million and $448.2 million, respectively, and is recorded as a current liability on Eversource’s balance sheets, based upon the timing of expected payments to GIP. Payments made in the first nine months of 2026 and 2025 of $233.0 million and $141.3 million, respectively, reduced the contingent liability and were reflected within investing activities on the statements of cash flows. Payments made in 2026 related to cost overruns for the Revolution Wind project paid to GIP, and payments made in 2025 related to a purchase price adjustment payment related to the South Fork Wind project paid to GIP, cost overruns for the Revolution Wind project paid to GIP, and insurance payments. South Fork Wind has achieved commercial operation, and Eversource made a purchase price adjustment payment related to this project in June 2025. All matters relating to South Fork Wind have been resolved with no material impacts.

Eversource relies on information that it receives from the project owners for the construction-related, delay-related, and insurance-related costs of Revolution Wind. Eversource uses its judgment to adjust, as needed, its expected obligations to GIP. New information or future developments that arise will necessitate a reassessment of the estimated liability to GIP. The Company reviews available projections of total construction costs, including the latest cost estimates and project timeline, to determine if any changes to this liability are warranted. In November 2026, the project owners announced construction is complete for Revolution Wind. Under the terms of the purchase and sale agreement, the obligation to GIP for the post-closing adjustment will be determined based on the project’s completion date as defined under the agreement. The reconciliation process for the post-closing adjustment is expected to occur in 2027.

Contingencies are evaluated using the best information available at the time the financial statements are published, and this assessment involves judgments and assumptions about future events. Factors that could increase the obligation to GIP include construction cost overruns for Revolution Wind as well as the timing and extent of construction delays, which would impact the final project economics including the obligation to maintain GIP’s internal rate of return through the construction period specified in the purchase price adjustment, and the eligibility for federal investment tax credits for Revolution Wind at a value lower than assumed and included in the purchase price. The purchase price of Revolution Wind included the value related to a 40 percent level of federal investment tax credits. A change in the expected value or qualification of investment tax credits could result in a significant loss in a future period.

It is reasonably possible that as additional updated cost estimates become available, and if additional cost overruns materialize or other adverse changes in facts, regulations and circumstances occur, there could be additional increases to the offshore wind contingent liability, which could be material. The Company will continue to monitor developments and evaluate potential exposures related to this contingency and will revise its estimated liability as additional information becomes available.

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

Cash and Cash Equivalents totaled $525.4 million as of September 30, 2026, compared with $135.4 million as of December 31, 2025.

Short-Term Debt - Commercial Paper Programs and Credit Agreements: Eversource parent has a $2.00 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas, Yankee Gas and EGMA are parties to a five-year $2.00 billion revolving credit facility. Effective October 11, 2026, the revolving credit facility’s termination date was extended for one additional year to October 11, 2031, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop Eversource parent's $2.00 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. Effective October 11, 2026, the revolving credit facility’s termination date was extended for one additional year to October 11, 2031, pursuant to the extension provisions contained in the existing credit agreement. This revolving credit facility serves to backstop NSTAR Electric's $650 million commercial paper program.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$—	$1,280.0	$2,000.0	$720.0	—%	3.98%
NSTAR Electric Commercial Paper Program	—	245.4	650.0	404.6	—%	3.87%

There were no borrowings outstanding on the revolving credit facilities as of September 30, 2026 and December 31, 2025.

CL&P and PSNH have uncommitted line of credit agreements totaling $375 million and $250 million, respectively, all of which will expire in either May 2027, September 2027 or October 2027. There are no borrowings outstanding on either the CL&P or PSNH uncommitted line of credit agreements as of September 30, 2026 and December 31, 2025.

Amounts outstanding under the commercial paper programs are included in Notes Payable and classified in current liabilities on the Eversource and NSTAR Electric balance sheets, as all borrowings are outstanding for no more than 364 days at one time.

Intercompany Borrowings: Eversource parent uses its available capital resources to provide loans to its subsidiaries to assist in meeting their short-term borrowing needs. Eversource parent records intercompany interest income from its loans to subsidiaries, which is eliminated in consolidation. Intercompany loans from Eversource parent to its subsidiaries are eliminated in consolidation on Eversource's balance sheets. As of September 30, 2026 and December 31, 2025, there were intercompany loans from Eversource parent to PSNH of $2.1 million and $49.3 million, respectively. As of September 30, 2026, there were intercompany loans from Eversource parent to CL&P of $293.7 million. Eversource parent charges interest on these intercompany loans at the same weighted-average interest rate as its commercial paper program. Intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and classified in current liabilities on the respective subsidiary's balance sheets, as these intercompany borrowings are outstanding for no more than 364 days at one time.

Long-Term Debt Issuance Authorizations: On May 6, 2026, the NHPUC approved PSNH’s request for authorization to issue up to $200.0 million in long-term debt through December 31, 2026. PSNH has utilized its long-term debt authorizations in place with the NHPUC. On July 17, 2026, NSTAR Electric filed a petition with the DPU requesting authorization to issue up to $3.2 billion in long-term debt through December 31, 2029. On September 30, 2026, EGMA filed a petition with the DPU requesting authorization to issue up to $550 million in long-term debt through December 31, 2029. On November 4, 2026, PURA approved CL&P’s request for authorization to issue up to $1.15 billion in long-term debt through December 31, 2027.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Interest Rate	Issuance/(Repayment)	Issue Date or Repayment Date	Maturity Date	Use of Proceeds for Issuance/ Repayment Information
NSTAR Electric Debentures	4.65%	$350.0	May 2026	May 2031	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	5.20%	350.0	May 2026	May 2036	Repaid 2.70% Debentures at maturity, repaid Series H Senior Notes at maturity, repaid short-term debt, paid capital expenditures and working capital
NSTAR Electric Debentures	2.70%	(250.0)	June 2026	June 2026	Paid at maturity
NSTAR Electric Series H Senior Notes	2.75%	(50.0)	June 2026	June 2026	Paid at maturity
PSNH Series X First Mortgage Bonds	5.35%	200.0	June 2026	October 2033	Repaid short-term debt, paid capital expenditures and working capital
Eversource Parent Series A Junior Notes (1)	6.10%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series B Junior Notes (2)	6.35%	750.0	February 2026	August 2056	Repaid Series AA Senior Notes at maturity, repay Series U Senior Notes at maturity, repaid short-term debt, and for general corporate purposes
Eversource Parent Series J Senior Notes	3.35%	(250.0)	March 2026	March 2026	Paid at maturity
Eversource Parent Series AA Senior Notes	4.75%	(450.0)	May 2026	May 2026	Paid at maturity
Eversource Parent Series U Senior Notes	1.40%	(300.0)	August 2026	August 2026	Paid at maturity
NSTAR Gas Series AA First Mortgage Bonds	5.75%	100.0	October 2026	October 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series AA First Mortgage Bonds	5.22%	75.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series BB First Mortgage Bonds	5.61%	100.0	July 2026	July 2036	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes
Yankee Gas Series S First Mortgage Bonds	1.38%	(90.0)	August 2026	August 2026	Paid at maturity
EGMA Series G First Mortgage Bonds	5.12%	100.0	July 2026	July 2031	Refinance existing indebtedness, fund capital expenditures, and for general corporate purposes

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

Rate Reduction Bonds: PSNH's RRB payments consist of principal and interest and are paid semi-annually. PSNH paid $43.2 million of RRB principal payments and $11.9 million of interest payments in the first nine months of 2026, and paid $43.2 million of RRB principal payments and $13.4 million of interest payments in the first nine months of 2025.

Common Share Issuances and Equity Distribution Agreement: On May 30, 2025, Eversource entered into an equity distribution agreement pursuant to which it may offer and sell up to $1.2 billion of its common shares from time to time through an ATM equity offering program. In 2025, Eversource issued 7,130,134 common shares, which resulted in proceeds of $465.4 million, net of issuance costs. In the first nine months of 2026, Eversource issued 289,044 common shares, which resulted in proceeds of $19.9 million, net of issuance costs. Eversource used the net proceeds received for general corporate purposes.

Cash Flows:  Cash flows from operating activities primarily result from the transmission and distribution of electricity, and the distribution of natural gas. Cash flows provided by operating activities totaled $3.07 billion in the first nine months of 2026, compared with $3.20 billion in the first nine months of 2025. Operating cash flows were unfavorably impacted by a decrease in regulatory recoveries for CL&P’s non-bypassable FMCC and SBC cost tracking mechanisms driven primarily by the timing of collections. The decrease in these regulatory recoveries totaled $334.1 million for the CL&P non-bypassable FMCC mechanism and $180.8 million for the CL&P SBC mechanism. Operating cash flows were also unfavorably impacted by a $54.2 million increase in cash payments to vendors for storm costs, the timing of cash payments made on our accounts payable, and the timing of other working capital items. These unfavorable impacts were partially offset by the timing of cash collections on our accounts receivable, an improvement in regulatory recoveries for retail and wholesale transmission costs, energy efficiency costs, and natural gas regulatory cost tracking mechanisms driven by the timing of collections, a $37.0 million decrease in cost of removal expenditures, and a $10.6 million increase in income tax refunds received in 2026 compared to 2025. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization on the statements of cash flows.

On September 10, 2026, our Board of Trustees approved a common share dividend payment of $0.7875 per share, payable on September 30, 2026 to shareholders of record as of September 21, 2026. In the first nine months of 2026, we paid cash dividends of $871.3 million and issued non-cash dividends of $17.6 million in the form of treasury shares, totaling dividends of $888.9 million. In the first nine months of 2025, we paid cash dividends of $816.4 million and issued non-cash dividends of $17.7 million in the form of treasury shares, totaling dividends of $834.1 million.

Eversource issues treasury shares to satisfy awards under the Company's incentive plans, shares issued under the dividend reinvestment and share purchase plan, and matching contributions under the Eversource 401k Plan.

In the first nine months of 2026, CL&P, NSTAR Electric and PSNH paid $290.2 million, $331.0 million, and $166.8 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized and deferred portions of pension and PBOP income/expense.  In the first nine months of 2026, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $3.05 billion, $748.3 million, $1.18 billion, and $298.0 million, respectively. Capital expenditures were primarily for continuing projects to maintain and improve infrastructure and operations, including enhancing reliability to the transmission and distribution systems.

Contractual Obligations: Our cash requirements from contractual obligations were reported in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K. There have been no material changes to our cash requirements from contractual obligations and payment schedules previously disclosed in our 2025 Form 10-K.

Credit Ratings: On August 14, 2026, Fitch revised the outlooks from negative to stable for Eversource parent, CL&P, NSTAR Electric and PSNH due to the closing of the sale of Aquarion and greater confidence that Revolution Wind will reach commercial operation by year-end 2026.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized and deferred portions of pension and PBOP income/expense (all of which are non-cash factors), totaled $3.14 billion in the first nine months of 2026, compared to $3.34 billion in the first nine months of 2025.  These amounts included $141.9 million and $171.8 million in the first nine months of 2026 and 2025, respectively, at Eversource Service and The Rocky River Realty Company primarily for information technology and facilities upgrades.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures decreased by $25.3 million in the first nine months of 2026, as compared to the first nine months of 2025.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025
CL&P	$328.7	$255.3
NSTAR Electric	312.8	342.7
PSNH	141.8	210.6
Total Electric Transmission	$783.3	$808.6

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

Greater Cambridge Energy Program: The Greater Cambridge Energy Program is constructing Eversource’s first underground transmission substation in Cambridge, Massachusetts, along with associated transmission and distribution lines. The project is designed to address the increased electric demand in the region, enhance the resiliency of the transmission system, and ensure a flexible grid to reliably serve customers. The flexibility to transmit and distribute mixed energy sources supports the decarbonization and electrification goals of both the City of Cambridge and the state of Massachusetts. The new 115/13.8-kV, 35,000 square foot substation will be located in an underground vault and includes three distribution power transformers supplying thirty-six distribution circuits. The project also includes five underground duct banks housing eight new 115-kV transmission lines. The Massachusetts Energy Facilities Siting Board approved the project on June 28, 2024. Environmental permits are acquired to support ongoing construction activities. Additional required permits for transmission line trenchless crossings, including a license from the MA DEP, are expected to be approved by the end of 2026. The initial in-service date for the project is June 2029, which includes two 115-kV transmission lines and the transmission portion of the substation. The first distribution circuits and substation distribution will be placed in-service by the end of 2029. The remaining transmission and distribution circuits will be placed in-service throughout 2030 and into 2031. The total estimated project cost is approximately $1.84 billion, with $1.38 billion allocated for transmission and $460 million for distribution. As of September 30, 2026, $300.4 million has been spent on the project, with $234.8 million for transmission and $65.6 million for distribution.

ISO-NE Longer-Term Transmission Planning RFP: On March 31, 2025, ISO-NE issued the 2025 Longer-Term Transmission Planning Request for Proposal (RFP) to address longer-term needs that the New England States Committee on Electricity (NESCOE) identified in a December 13, 2024 request for ISO-NE to issue a longer-term transmission RFP. Following a full evaluation of the transmission tariff and RFP requirements, in September 2026, ISO-NE selected a joint proposal submitted by Eversource (for NSTAR Electric and PSNH) and Central Maine Power as the final preferred solution. This transmission project is designed to increase transmission capacity between Maine and New Hampshire while strengthening the transmission interface between northern and southern New England and accommodating interconnection of at least 1,200 MW of onshore wind. Eversource’s share of the total estimated $2.2 billion project cost is approximately $700 million and the project has an anticipated in-service date in 2032.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2026
Basic Business	$250.9	$439.8	$73.8	$764.5	$141.2	$10.2	$915.9
Aging Infrastructure	109.4	333.0	72.0	514.4	463.0	70.7	1,048.1
Load Growth and Other	105.9	96.2	17.6	219.7	26.0	0.4	246.1
Total Distribution	$466.2	$869.0	$163.4	$1,498.6	$630.2	$81.3	$2,210.1
2025
Basic Business	$241.8	$418.8	$97.2	$757.8	$141.1	$14.8	$913.7
Aging Infrastructure	109.1	293.7	66.7	469.5	537.4	104.2	1,111.1
Load Growth and Other	82.6	172.4	46.5	301.5	36.1	0.6	338.2
Total Distribution	$433.5	$884.9	$210.4	$1,528.8	$714.6	$119.6	$2,363.0

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

For the previously-owned water distribution business, basic business addressed daily operational needs including periodic meter replacement, water main relocation, facility maintenance, and tools. Aging infrastructure related to reliability and the replacement of water mains, regulators, storage tanks, pumping stations, wellfields, reservoirs, and treatment facilities. Load growth and other reflected growth in our service territory, including improvements of acquisitions, installation of new services, and interconnections of systems.

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

Eversource has no post-closing obligations under the purchase and sale agreement with AWA other than a working capital true-up to the purchase price and no continued involvement with the divested subsidiaries. The final purchase price adjustment will be recorded upon resolution of the working capital true-up calculation, which is expected to occur in the fourth quarter.

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

On March 19, 2026, FERC issued Opinion No. 594 in the NETO ROE proceedings, attempting to resolve all four pending complaints dating back to 2011 and to respond to the D.C. Circuit Court’s April 14, 2017 decision vacating FERC’s prior decision in the first complaint, which found that the FERC had failed to (1) make an explicit, reasoned finding that the then-existing 11.14 percent base ROE was unjust and unreasonable before imposing a replacement ROE, and (2) adequately justify placing the ROE at the midpoint of the upper half of the zone of reasonableness.

In Opinion No. 594, FERC applied a revised ROE methodology that it believes is consistent with its 2024 ROE Order on remand to the Mid-continent ISO (MISO) transmission owners, to satisfy the first step in the FERC process to revise the ROE in a Section 206 proceeding by finding the NETOs’ base ROE of 11.14 percent is unjust and unreasonable. FERC then found the just and reasonable replacement base ROE to be 9.57 percent with an incentive cap of 12.09 percent for the first complaint period (October 1, 2011 – December 31, 2012) and applied this same ROE prospectively, effective October 16, 2014, the date of the first complaint order vacated by the D.C. Circuit Court. FERC directed the NETOs to issue refunds with interest for the applicable refund periods. This decision decreases the allowed base ROE of 10.57 percent with an incentive cap of 11.74 percent to a base ROE of 9.57 percent with an incentive cap of 12.09 percent. The second, third and fourth NETO ROE complaints were dismissed as part of the decision, and FERC did not direct any refunds for the periods associated with those proceedings.

On April 14, 2026, FERC granted an extension of the refund deadline to May 20, 2027. On April 14, 2026, Eversource and Avangrid filed a joint motion requesting a stay of the refund obligation applicable to the period October 16, 2014 through March 19, 2026 (retroactive refund period) with the D.C. Circuit Court. On August 28, 2026, the D.C. Circuit Court issued an order denying the joint motion requesting a stay of the retroactive refund period.

On April 20, 2026, the NETOs submitted to FERC a request for rehearing of Opinion No. 594 highlighting several deficiencies within the order. On May 21, 2026, FERC issued an order denying the request for rehearing by operation of law. On September 24, 2026, FERC issued its substantive order on rehearing, Opinion No. 594-A, addressing the merits of arguments raised by the NETOs and sustaining the result determined in Opinion No. 594.

On June 5, 2026, the NETOs filed an appeal of Opinion No. 594 and FERC’s denial of the rehearing with the D.C. Circuit Court. On October 19, 2026, the D.C. Circuit Court granted a joint unopposed motion on proposed briefing format with briefing to begin on November 13, 2026 and concluding on April 2, 2027. The NETOs’ appeal of Opinion No. 594 includes but is not limited to the unlawful retroactive refund period with interest extended beyond the 15-month statutory relief authority granted in Section 206(b) of the Federal Power Act, the FERC not proving that the previously approved 11.14 percent base ROE was unjust and unreasonable as remanded by the D.C. Circuit Court, the flawed methodologies applied in setting the replacement 9.57 percent base ROE, failing to comply with the requirement for FERC to use data that is relevant to the current period at the time of the decision for the NETOs’ prospective ROE, and procedural issues related to overlapping complaints. Refunds to wholesale transmission customers are currently required to be issued by May 2027, which would be prior to a ruling by the D.C. Circuit Court.

On April 30, 2026, the NETOs submitted a Federal Power Act Section 205 filing to FERC, which is a formal request by a public utility to change the ROE rate prospectively and requires the utility to prove the proposed change is just and reasonable. The NETOs proposed a replacement base ROE of 11.39 percent, resulting in an incentive cap of 12.89 percent, which is based on current market data utilizing FERC’s ROE methodology from Opinion No. 594. The NETOs requested an effective date of June 30, 2026. On June 29, 2026, FERC issued an order finding the proposed ROE has not been shown to be just and reasonable, suspending the increase until November 30, 2026, subject to refund, and initiating paper hearing procedures. Initial briefs were submitted on August 28, 2026, and reply briefs were submitted on September 28, 2026.

As a result of the March 19, 2026 FERC decision, Eversource determined that a refund is probable and that a range of refunds is reasonably estimable. Based on Eversource’s current evaluation of the relevant facts and circumstances, the Company has estimated a range of reasonably possible pre-tax refunds of $63.0 million to approximately $965 million, which includes a range of interest of $31.1 million to $288 million, as of September 30, 2026. The estimated range for CL&P is $30.2 million to approximately $392 million, for NSTAR Electric is $25.0 million to approximately $401 million, and for PSNH is $7.8 million to approximately $172 million as of September 30, 2026. The low end of the estimated range reflects estimated refunds associated with the fifteen-month first complaint period, including interest. The high end of the Company’s estimated range includes the refunds associated with the first complaint period, as well as estimated refunds for the retroactive refund period from October 16, 2014 through March 19, 2026, including interest, in the pre-tax amount of $902 million. The range of refund estimates use the 9.57 percent replacement ROE and incentive cap of 12.09 percent prescribed in the March 19, 2026 FERC decision.

The Company has recorded a current regulatory liability for revenues subject to refund of $63.0 million (pre-tax) as of September 30, 2026, which reflects the difference between the billed 10.57 percent base ROE and the new 9.57 percent base ROE for the first complaint period, including interest. The regulatory liability represents the low end of the range, as no amount within the range is considered a better estimate as the Company is continuing to work through the refund calculation methodology. Eversource and the other NETOs are continuing to address the complexities of the refund calculations over the extensive time period as well as the amount and timing of refunds to transmission customers that must be coordinated with the other NETOs and the ISO-NE, which have not yet been finalized.

The $63.0 million liability consists of $30.2 million, $25.0 million and $7.8 million for CL&P, NSTAR Electric and PSNH, respectively, of which $14.9 million, $12.4 million and $3.8 million is accrued interest, respectively, as of September 30, 2026. The revenues subject to refund were recorded as a reduction to Operating Revenues, and the accrued interest was recorded as an increase to Interest Expense in the statements of income. Eversource does not have any other reserves recorded for the other complaint periods, as these remaining complaints were dismissed.

Eversource believes it has sound arguments against the refunds for the retroactive refund period based on the Company’s legal assessment of the Federal Power Act and the legal and regulatory deficiencies underlying the March 19, 2026 FERC decision, as identified in the NETOs’ appeal filed with the D.C. Circuit Court, including that the retroactive application is inconsistent with the statutory limitations under the Federal Power Act. Eversource continues to challenge the March 19, 2026 FERC decision and cannot predict the ultimate outcome of this proceeding or its timing, but Eversource believes that a court decision could be received in the second half of 2027.

The Company’s estimates are based on currently available information. The Company has accrued $63.0 million as of September 30, 2026, representing the low end of the estimated range of probable liabilities. The Company continues to assess its legal position, the complexities associated with the refund calculation methodology, its extensive coordination with the NETOs and ISO-NE for the processing of long-dated refunds, and the timing of these required refunds. While the Company believes it has sound legal arguments challenging the March 2026 FERC decision, the ongoing refund calculation and developments in the refund process are expected to result in recording additional liabilities related to the retroactive refund period prior to the conclusion of the appellate proceeding. If there is no court or FERC action or further delay as a result of coordination with ISO-NE, then the Company will commence its refunds early in 2027 through the ISO-NE resettlement process. The Company expects to record a liability for the retroactive refund period as the refund calculations are finalized. Due to the uncertainties of the calculations described above, the refund amount for the retroactive period is not reasonably estimable as of September 30, 2026. The ultimate amount recognized may exceed the amount accrued by up to approximately $900 million and could have a material impact on the financial condition and results of operations.

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

FERC Connecticut RTO Adder Complaint: On June 11, 2026, DEEP, Connecticut Office of Consumer Counsel, PURA, and the Connecticut Attorney General (collectively, the CT Agencies) filed a complaint at FERC against CL&P and The United Illuminating Company, requesting FERC to: (1) find that CL&P’s and UI’s collection of the 50-basis points ROE adder for Regional Transmission Organization (RTO) participation is unjust and unreasonable because Connecticut law now requires RTO membership and such an incentive should not be awarded for behavior required by law; (2) direct tariff revisions to eliminate the adder in the formula rate; and (3) direct refunds of adder-related charges imposed after the refund effective date of the complaint. On June 29, 2026, CL&P and UI filed a complaint in U.S. District Court in Connecticut asserting that Connecticut Public Act 25-173 is unconstitutional in requiring ISO-NE membership. On July 1, 2026, CL&P and UI filed a joint motion at FERC requesting the CT RTO Adder Complaint proceeding be held in abeyance until the U.S. District Court proceeding in Connecticut is resolved. On September 25, 2026, the CT Agencies filed a joint motion with the U.S. District Court requesting dismissal of the complaint and stay of discovery.

If the FERC issues a final order eliminating the RTO ROE incentive as proposed in the CT RTO Adder Complaint, the estimated annual impact (using 2025 actual data) on Eversource’s after-tax earnings is approximately $12 million. We cannot predict the ultimate outcome of the regulatory or court complaints at this time.

Transmission Rates and Other Transmission Rates-Related Proceedings: CL&P, NSTAR Electric and PSNH transmission rates are calculated in accordance with a FERC-approved formula ratemaking framework, and each utility is required to file an annual update on or before July 31st with resulting rates effective January 1st the following year. The formula rate framework provides for an annual reconciliation of the prior calendar year actual costs incurred related to our transmission facilities, including an allowed ROE, plus forecasted information through the next rate period. The annual update process includes formula rate protocols that provide for disclosure of cost inputs, an opportunity for informal discovery procedures and a challenge process, which provides transparency to stakeholders.

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

Regulatory Developments and Rate Matters

Electric and Natural Gas Utility Base Distribution Rates: The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs. Other than as described below, for the first nine months of 2026, changes made to the regulated companies’ rates did not have a material impact on their earnings.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2025 Form 10-K.

Connecticut:

CL&P Storm Proceeding: On March 28, 2024, PURA established a prudency review proceeding to evaluate costs reported by CL&P for catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023. Storm costs requested by CL&P for this six-year period totaled $974.2 million. CL&P additionally requested approval to recover carrying costs calculated at the weighted average cost of capital on the deferred storm costs totaling $397 million. These carrying costs reflect CL&P’s actual financing costs on the unrecovered storm costs from the date the deferred storm costs were incurred through June 1, 2027, the expected date of securitization. The $397 million of carrying costs have not been deferred on the balance sheet.

On July 29, 2026, PURA issued a final decision approving $869.4 million of prudently incurred catastrophic storms and pre‑staging events occurring between January 1, 2018 and December 31, 2023 and postponing review of $63.3 million of storm costs to a future proceeding. The final decision resulted in a disallowance of $40.8 million of storm costs that were previously deferred as a regulatory asset on CL&P’s balance sheet. The disallowance was recorded as an increase to Operations and Maintenance expense on CL&P’s statement of income in the third quarter of 2026. Total approved storm costs to be considered by PURA for future securitization are $667.9 million, which excludes $101.5 million of costs that were previously collected from customers through base distribution rates and $100 million approved in the April 2026 RAM proceeding to be collected through the CTA rate from May 1, 2026 through April 30, 2027.

PURA did not approve the recovery of carrying costs from the date the deferred storm costs were incurred through the date of the final decision. PURA approved the accrual of carrying costs on the unrecovered, approved storm costs beginning on the date of the final decision through the date of securitization or other recovery authorized in the CL&P distribution rate case proceeding. On October 15, 2026, CL&P filed an appeal in Connecticut Superior Court challenging certain aspects of PURA's final decision, including PURA's denial of recovery of carrying costs on deferred storm costs incurred prior to the date of the final decision and certain disallowed storm restoration costs. The appeal remains pending.

On May 4, 2026, PURA issued a notice of proceeding to consider whether the issuance of rate reduction bonds for the securitization of approved storm costs is in the best interest of rate payers. A final decision in this proceeding is expected on January 20, 2027.

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

On July 1, 2026, PURA issued a final decision rescinding the previously approved December 2024 interim AMI cost recovery tariff framework resulting from the delay in AMI implementation, CL&P’s impending base distribution rate proceeding and the passing of legislation permitting the securitization of AMI costs. On July 14, 2026, CL&P formally submitted its AMI implementation and cost recovery proposals in conjunction with its base distribution rate case filing. In the rate case proceeding, CL&P requested approval of a new cost recovery framework to support accelerated AMI deployment, leveraging a proposed PBR capital funding mechanism and future securitization for incremental O&M and stranded legacy meter costs. On July 21, 2026, CL&P petitioned for a separate, uncontested proceeding to secure timely authorization to advance the physical deployment schedule. CL&P witnesses filed testimony, including an updated estimate of $1.3 billion for capital costs and operating expenses. PURA subsequently closed that separate proceeding petitioned by CL&P on July 21, 2026, and directed the Company to refile its request in an established docket. PURA has taken no action in the established docket, nor otherwise signaled that it will issue an authorization outside of the CL&P rate case. CL&P requested a determination from PURA by November 2026.

CL&P RAM Settlement: In connection with CL&P's 2021 Revenue Adjustment Mechanism (RAM) proceeding, PURA disallowed recovery through the Electric System Improvements (ESI) mechanism of certain storm-related capital investments. CL&P appealed PURA's decision to the Connecticut Superior Court and subsequently to the Connecticut Supreme Court. In May 2026, the Connecticut Supreme Court reversed the lower court's judgment and remanded the matter back to PURA.

On September 21, 2026, CL&P and the Office of Consumer Counsel filed an amended settlement agreement with PURA in order to resolve issues associated with PURA's prior disallowance of certain storm-related capital investments included in CL&P's ESI mechanism. Under the proposed settlement, CL&P would recover approximately $8.2 million, representing 50 percent of the revenue requirement associated with the disputed investments through June 30, 2027, with the remaining 50 percent not recoverable from customers. Recovery of the approved amount would be collected through the ESI mechanism following PURA approval through June 30, 2027. Beginning July 1, 2027, the remaining approved unrecovered balance associated with the underlying investments would be recovered through base distribution rates. On November 4, 2026, PURA issued a proposed final decision that adopted the settlement agreement reached between CL&P and the Office of Consumer Counsel with no material modifications to the settlement’s terms. A final decision from PURA is expected by November 18, 2026.

Massachusetts:

NSTAR Electric Distribution Rates: NSTAR Electric’s performance based regulation (PBR) mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On September 15, 2026, NSTAR Electric submitted its annual PBR Adjustment filing for a $66.6 million increase to base distribution rates and a total base distribution revenue requirement of $1.41 billion for effect on January 1, 2027. The requested base distribution rate increase is comprised of a $39.7 million inflation-based adjustment and a $26.9 million K-bar adjustment for capital additions based on the difference between the historical five-year average of total capital additions and the base capital revenue requirement. A DPU decision is expected by December 31, 2026.

NSTAR Gas Distribution Rates: NSTAR Gas’ PBR mechanism allows for an annual adjustment to base distribution rates for inflation and exogenous events. On June 15, 2026, NSTAR Gas submitted its annual PBR Adjustment filing for rates to be effective on November 1, 2026. On August 27, 2026, NSTAR Gas updated its filing to request approval of a $21.0 million increase to base distribution rates, of which, $20.8 million was associated with an inflation-based adjustment and the remainder for a prior period exogenous cost adjustment. On October 23, 2026, the DPU approved this filing.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Operating Revenues	$2,978.9	$3,220.6	$(241.7)	$10,386.4	$10,177.0	$209.4
Operating Expenses:
Purchased Power, Purchased Natural Gas and Transmission	1,103.5	1,049.3	54.2	3,561.2	3,208.3	352.9
Operations and Maintenance	504.7	518.3	(13.6)	1,492.1	1,473.3	18.8
Depreciation	381.7	395.4	(13.7)	1,226.0	1,160.6	65.4
Amortization	(119.6)	108.2	(227.8)	238.9	672.8	(433.9)
Energy Efficiency Programs	189.0	173.1	15.9	653.7	565.9	87.8
Taxes Other Than Income Taxes	289.9	287.6	2.3	856.3	818.0	38.3
Sale of Aquarion	—	—	—	111.4	—	111.4
Total Operating Expenses	2,349.2	2,531.9	(182.7)	8,139.6	7,898.9	240.7
Operating Income	629.7	688.7	(59.0)	2,246.8	2,278.1	(31.3)
Interest Expense	348.7	318.1	30.6	1,069.5	912.1	157.4
Losses on Offshore Wind	—	284.0	(284.0)	194.0	284.0	(90.0)
Other Income, Net	117.3	85.8	31.5	362.4	273.5	88.9
Income Before Income Tax Expense	398.3	172.4	225.9	1,345.7	1,355.5	(9.8)
Income Tax Expense/(Benefit)	50.4	(197.0)	247.4	333.6	78.8	254.8
Net Income	347.9	369.4	(21.5)	1,012.1	1,276.7	(264.6)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	5.6	5.6	—
Net Income Attributable to Common Shareholders	$346.0	$367.5	$(21.5)	$1,006.5	$1,271.1	$(264.6)

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes and our firm natural gas MMcf sales volumes, and percentage changes, is as follows:

	Electric			Firm Natural Gas
	Sales Volumes (GWh)		Percentage Increase	Sales Volumes (MMcf)		Percentage Increase/(Decrease)
Three Months Ended September 30:	2026	2025		2026	2025
Traditional	2,126	2,061	3.2%	—	—	—%
Decoupled	11,977	11,666	2.7%	17,558	16,986	3.4%
Total Sales Volumes	14,103	13,727	2.7%	17,558	16,986	3.4%

Nine Months Ended September 30:
Traditional	6,027	5,907	2.0%	—	—	—%
Decoupled	33,320	32,729	1.8%	111,132	111,433	(0.3)%
Total Sales Volumes	39,347	38,636	1.8%	111,132	111,433	(0.3)%

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

Operating Revenues: The variance in Operating Revenues by segment is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Electric Distribution	$2,599.7	$2,717.9	$(118.2)	$7,723.7	$7,662.0	$61.7
Natural Gas Distribution	265.4	257.1	8.3	2,167.2	1,859.3	307.9
Electric Transmission	568.1	578.1	(10.0)	1,733.7	1,694.6	39.1
Water Distribution	—	69.2	(69.2)	116.0	180.5	(64.5)
Other	458.8	428.3	30.5	1,383.1	1,273.2	109.9
Eliminations	(913.1)	(830.0)	(83.1)	(2,737.3)	(2,492.6)	(244.7)
Total Operating Revenues	$2,978.9	$3,220.6	$(241.7)	$10,386.4	$10,177.0	$209.4

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

The increase at Electric Distribution for the three and nine month periods is due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025 and August 1, 2026. The increase at Natural Gas Distribution for the three and nine month periods is due primarily to base distribution rate increases effective November 1, 2025 at Yankee Gas, NSTAR Gas and EGMA, and also a shift in recovery of certain GSEP investments from tracked revenues into base rates, which does not impact total revenues or earnings.

	Three Months Ended September 30,			For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase
Base Electric Distribution Revenues	$827.1	$802.9	$24.2	$2,297.0	$2,226.4	$70.6
Base Natural Gas Distribution Revenues	147.5	120.1	27.4	988.7	723.2	265.5

NSTAR Electric’s PBR mechanism allows for an annual adjustment to base distribution rates for inflation, exogenous events and future capital additions based on a historical five-year average of total capital additions. On December 30, 2025, the DPU approved a $55.1 million increase to base distribution rates for effect on January 1, 2026.

On July 25, 2025, the NHPUC approved a permanent rate increase to base distribution rates of $100.7 million, effective August 1, 2025 at PSNH. On July 21, 2026, the NHPUC approved PSNH’s first annual alternative regulatory framework filing reflecting a calculated $23.6 million in supplemental revenue support to be included in base distribution rates, for effect August 1, 2026.

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

The variance in tracked distribution revenues is due primarily to the following:

	For the Three Months Ended September 30,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase/(Decrease)	2026	2025	Increase/(Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$543.7	$480.5	$63.2	$49.8	$46.3	$3.5
Retail transmission	601.5	563.4	38.1	—	—	—
State-mandated charges	128.4	451.3	(322.9)	21.8	30.8	(9.0)
Other delivery	192.3	176.6	15.7	16.2	26.9	(10.7)
Wholesale Market Sales Revenue	288.7	220.6	68.1	27.5	29.6	(2.1)

	For the Nine Months Ended September 30,
	Electric Distribution			Natural Gas Distribution
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$1,539.2	$1,354.6	$184.6	$782.8	$593.4	$189.4
Retail transmission	1,599.7	1,442.6	157.1	—	—	—
State-mandated charges	668.2	1,372.1	(703.9)	218.1	216.9	1.2
Other delivery	521.6	473.2	48.4	57.5	174.4	(116.9)
Wholesale Market Sales Revenue	1,029.7	723.5	306.2	111.8	140.9	(29.1)

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

Energy supply procurement: The increase in energy supply procurement within electric distribution for the three and nine month periods was driven by higher average prices and higher average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the three month period was driven by higher average prices, partially offset by lower average supply-related sales volumes. The increase in energy supply procurement within natural gas distribution for the nine month period was driven by higher average prices and higher average supply-related sales volumes.

State-mandated charges: The variance in state-mandated charges for the three and nine month periods was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

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

The variance in state-mandated charges for the three and nine month periods was also due to lower revenues from net metering at NSTAR Electric and lower transition revenues at PSNH reflecting the refund of RGGI over-recoveries to customers, partially offset by higher energy efficiency revenues at NSTAR Electric.

Other delivery: The increase in other delivery for the three and nine month periods at the electric distribution business is due primarily to higher revenues from CL&P’s capital tracking mechanism due to increased electric system improvements and NSTAR Electric’s AMI capital tracking mechanism and storm cost recovery mechanism, partially offset by the pension adjustment mechanism. The decrease in other delivery for the three and nine month periods at the natural gas distribution business is due primarily to a shift in recovery of certain GSEP investments into base rates, which does not impact total revenues or earnings, lower revenues from capital tracking mechanisms, as well as lower revenues associated with Yankee Gas's system expansion mechanism.

Wholesale market sales revenue: The increase in electric distribution wholesale market sales revenue for the three and nine month periods was due primarily to the sale of output from the Hydro-Québec PPA at NSTAR Electric, which began in the first quarter of 2026. The increase was also due to higher average electricity market prices received for wholesale sales at CL&P. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $51.73 per MWh and $71.71 per MWh for the three and nine months ended September 30, 2026, as compared to $48.79 per MWh and $64.09 per MWh for the same periods in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Electric Transmission Revenues:  Electric transmission revenues decreased $10.0 million for the three month period, due primarily to the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, partially offset by continued investment in our transmission infrastructure. Electric transmission revenues increased $39.1 million for the nine month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. The increase was partially offset by the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent and a decrease in revenues due to the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 2026 FERC decision of $31.9 million. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Water Distribution Revenues:  Water distribution revenues decreased $69.2 million and $64.5 million for the three and nine month periods, due to the sale of Aquarion on June 30, 2026. For further information, see the “Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Purchased Power, Purchased Natural Gas and Transmission expense includes costs associated with providing electric generation service supply and natural gas to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and retail transmission costs.  These electric and natural gas supply procurement costs, other energy-related costs, and retail transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  The variance in Purchased Power, Purchased Natural Gas and Transmission expense is due to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Energy supply procurement costs	$63.3	$186.0
Other electric distribution costs	12.3	28.8
Natural gas supply costs	0.1	127.7
Transmission costs	32.1	138.0
Eliminations	(53.6)	(127.6)
Total Purchased Power, Purchased Natural Gas and Transmission	$54.2	$352.9

The variance in energy supply procurement costs is offset in Operating Revenues (tracked energy supply procurement revenues). The increase in other electric distribution costs for the three and nine month periods is due primarily to an increase in the LTRCA related to NSTAR Electric’s PPA with Hydro-Québec, for which costs began in the first quarter of 2026. The increase was partially offset by lower net metering costs at NSTAR Electric, lower long-term contractual energy-related costs that are recovered in the non-bypassable component of the FMCC mechanism at CL&P, and a decrease in transition costs at PSNH resulting from higher Regional Greenhouse Gas Initiatives (RGGI) proceeds received, which are credited back to customers.

Costs at the natural gas distribution segment relate to supply procurement costs for retail customers. Total natural gas costs increased for the three month period due primarily to higher average purchased volumes and an increase in the retail cost deferral, partially offset by lower average prices. Total natural gas costs increased for the nine month period due primarily to higher average prices, higher average purchased volumes, and an increase in the retail cost deferral.

Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generation facilities to substations, including costs allocated by ISO-NE to maintain the wholesale electric system. The increase in transmission costs for the three month period is due primarily to an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. The increase was partially offset by a decrease in costs billed by ISO-NE that support regional grid investments and a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. The increase in transmission costs for the nine month period is due primarily to an increase in Local Network Service charges and an increase in the retail transmission cost deferral. These increases were partially offset by a decrease in costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Base Electric Distribution (Non-Tracked Costs):
Disallowed storm costs as part of PURA’s July 2026 final decision on CL&P’s storm prudency proceeding	$40.8	$40.8
Vegetation management	8.1	13.7
Storm costs	10.1	8.6
Shared corporate costs (including IT system depreciation at Eversource Service)	(1.6)	7.3
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	(2.1)	(1.5)
Operations-related expenses (including vendor services, vehicles and materials)	(1.5)	(4.6)
Employee-related expenses (including labor and benefits)	(11.5)	(25.5)
Total Base Electric Distribution (Non-Tracked Costs)	42.3	38.8
Tracked Electric Costs (Electric Distribution and Electric Transmission)	(18.4)	13.4
Total Electric Distribution and Electric Transmission	23.9	52.2
Natural Gas Distribution:
Base (Non-Tracked Costs) - Increase due primarily to higher uncollectible expense and shared corporate costs	3.8	26.1
Tracked Costs	(2.9)	(10.9)
Total Natural Gas Distribution	0.9	15.2
Absence of Water Distribution	(25.7)	(23.8)
Eversource Parent and Other Companies - other operations and maintenance	17.4	93.0
Eliminations	(30.1)	(117.8)
Total Operations and Maintenance	$(13.6)	$18.8

Depreciation expense decreased for the three month period due primarily to a $40.0 million benefit associated with the reduction of the rate base offset established in 2020 as part of the rate settlement and approval of the acquisition of EGMA, partially offset by higher net plant in service balances. Depreciation expense increased for the nine month period due primarily to higher net plant in service balances and higher depreciation rates at Yankee Gas resulting from the November 2025 rate case decision, partially offset by the reduction of the EGMA rate base offset in the third quarter.

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

The variance in Amortization for the three and nine month periods is due primarily to the deferral adjustments of energy-related and other tracked costs at CL&P (included in the non-bypassable component of the FMCC mechanism and the SBC mechanism), NSTAR Electric and PSNH, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC rates and the SBC retail rates in effect for the three and nine month periods of 2026 were lower than those in effect for the three and nine month periods of 2025. These lower collections, as compared to the actual costs incurred, resulted in a decrease to amortization expense for the three and nine month periods of $206.3 million and $334.1 million for the CL&P non-bypassable FMCC mechanism, respectively, and $94.0 million and $180.8 million for the CL&P SBC deferral adjustment, respectively.

The variance in Amortization for the three and nine month periods is partially offset by an increase in the stranded cost recovery mechanism at PSNH and the absence in 2026 of a benefit from the impact of the PSNH rate case decision in July 2025. The rate case decision allowed for the recoupment of temporary rates and the allowed recovery of other deferrals resulting in a pre-tax benefit to earnings of $15.6 million, the majority of which was recorded as a reduction to amortization expense on the statement of income in the third quarter of 2025.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy Efficiency Programs expense increased for the three and nine month periods due primarily to the deferral adjustment.

Taxes Other Than Income Taxes expense increased for the three month period due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries, partially offset by lower Connecticut gross earnings taxes. Taxes Other Than Income Taxes expense increased for the nine month period due primarily to higher property taxes as a result of higher utility plant balances across our subsidiaries and higher Connecticut gross earnings taxes.

Sale of Aquarion relates to a charge of $111.4 million associated with the loss on the sale of the Aquarion water distribution business. See “Business Development and Capital Expenditures - Sale of Aquarion Water Distribution Business” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Interest Expense increased for the three and nine month periods due to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Long-term debt	$29.3	$98.5
Capitalized AFUDC related to debt funds	6.4	11.4
Amortization of debt discounts and premiums, net	0.4	1.1
Regulatory deferrals (includes interest expense accrued on the FERC ROE regulatory liability of $1.0 million and $31.1 million recorded in the third quarter and first nine months of 2026, respectively)	12.4	89.2
Short-term notes payable	(17.6)	(42.0)
RRBs	(0.4)	(1.1)
Other	0.1	0.3
Total Interest Expense	$30.6	$157.4

Losses on Offshore Wind for the nine months ended 2026 relates to the pre-tax charge of $194 million in the second quarter of 2026 associated with increasing our offshore wind contingent liability for expected future payments associated with the Revolution Wind project. Losses on Offshore Wind for the three and nine months ended 2025 relates to the pre-tax charge of $284 million associated with increasing our offshore wind contingent liability for expected future payments under the terms of the 2024 sale agreement with GIP for the South Fork Wind and Revolution Wind projects recorded in the third quarter of 2025. See “Earnings Overview - Offshore Wind Contingent Liability” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Income, Net increased for the three and nine month periods due to the following:

(Millions of Dollars)	Three Months Ended	Nine Months Ended
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$7.4	$25.8
Interest Income (primarily on regulatory deferrals)	9.3	5.5
Capitalized AFUDC related to equity funds	9.2	14.5
Equity in Earnings of Unconsolidated Affiliates	0.4	(1.6)
Investment Income/(Loss)	4.3	5.2
Other (including the gain on sale of an intangible asset in the second quarter of 2026)	0.9	39.5
Total Other Income, Net	$31.5	$88.9

Income Tax Expense increased for the three month period due primarily to higher pre-tax earnings ($39.1 million), the absence of a decrease in reserves ($166.1 million), a decrease in return-to-provision adjustments ($78.1 million), an increase in rate base offset amortization ($9.8 million), and a decrease in amortization of EDIT ($4.1 million), partially offset by lower state taxes ($21.4 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($28.4 million).

Income Tax Expense increased for the nine month period. Income Tax expense decreased due to lower pre-tax earnings ($10.4 million), and increased due primarily to the absence of a decrease in reserves ($166.1 million), a decrease in return-to-provision adjustments ($78.1 million), an increase in rate base offset amortization ($9.8 million), and an increase in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($36.2 million), partially offset by lower state taxes ($21.6 million), an increase in amortization of EDIT ($2.6 million), and lower share-based payment tax deficiency ($0.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the nine months ended September 30, 2026 and 2025 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Operating Revenues	$3,786.6	$4,035.9	$(249.3)	$3,237.1	$3,012.7	$224.4	$1,093.3	$1,002.3	$91.0
Operating Expenses:
Purchased Power and Transmission	1,671.9	1,409.6	262.3	871.0	868.8	2.2	241.0	187.1	53.9
Operations and Maintenance	645.0	611.0	34.0	572.8	538.5	34.3	195.7	211.8	(16.1)
Depreciation	338.4	322.8	15.6	367.5	330.4	37.1	134.9	125.8	9.1
Amortization of Regulatory Assets, Net	36.7	529.3	(492.6)	119.4	97.4	22.0	56.0	45.5	10.5
Energy Efficiency Programs	108.1	129.9	(21.8)	312.6	205.4	107.2	28.2	35.3	(7.1)
Taxes Other Than Income Taxes	349.6	343.6	6.0	250.6	236.7	13.9	84.5	80.8	3.7
Total Operating Expenses	3,149.7	3,346.2	(196.5)	2,493.9	2,277.2	216.7	740.3	686.3	54.0
Operating Income	636.9	689.7	(52.8)	743.2	735.5	7.7	353.0	316.0	37.0
Interest Expense	204.1	151.5	52.6	229.5	183.7	45.8	83.7	65.2	18.5
Other Income, Net	59.2	40.1	19.1	157.7	141.1	16.6	33.0	33.5	(0.5)
Income Before Income Tax Expense	492.0	578.3	(86.3)	671.4	692.9	(21.5)	302.3	284.3	18.0
Income Tax Expense	112.4	148.8	(36.4)	155.4	163.7	(8.3)	72.0	72.9	(0.9)
Net Income	$379.6	$429.5	$(49.9)	$516.0	$529.2	$(13.2)	$230.3	$211.4	$18.9

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes is as follows:

	For the Nine Months Ended September 30,
	2026	2025	Percentage Increase
CL&P	15,565	15,375	1.2%
NSTAR Electric	17,755	17,354	2.3%
PSNH	6,027	5,907	2.0%

Fluctuations in retail electric sales volumes at PSNH impact earnings.  For CL&P and NSTAR Electric, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms.

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased $249.3 million at CL&P, increased $224.4 million at NSTAR Electric and $91.0 million at PSNH for the nine month period.

Base Distribution Revenues: Base distribution rates are the approved, regulated charges to recover the utility’s cost of service, including operations and building and maintaining infrastructure, that allow utilities to recover investments and earn a reasonable return. Base distribution rates are established in base rate proceedings and approved by state regulators. Fluctuations in base distribution revenues impact earnings. Base distribution revenues include the impact of the revenue decoupling mechanism, which qualifies as an ARP. The increases are due primarily to base distribution rate increases at NSTAR Electric effective January 1, 2026 and at PSNH effective August 1, 2025 and August 1, 2026.

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase	2026	2025	Increase	2026	2025	Increase
Base Distribution Revenues	$860.5	$860.5	$—	$1,023.9	$983.1	$40.8	$412.6	$382.8	$29.8

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

The variance in tracked distribution revenues is due primarily to the following:

	For the Nine Months Ended September 30,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)	2026	2025	Increase/ (Decrease)
Retail Tariff Tracked Revenues:
Energy supply procurement	$1,022.2	$817.5	$204.7	$281.5	$355.5	$(74.0)	$235.5	$181.6	$53.9
Retail transmission	668.7	537.8	130.9	699.1	699.0	0.1	231.9	205.8	26.1
State-mandated charges	138.5	824.0	(685.5)	483.1	468.1	15.0	46.6	80.0	(33.4)
Other delivery	227.4	217.0	10.4	288.8	251.8	37.0	5.4	4.4	1.0
Wholesale Market Sales Revenue	686.1	572.3	113.8	317.7	125.1	192.6	25.9	26.1	(0.2)

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

Energy supply procurement: The increase in energy supply procurement at CL&P and PSNH for the nine month period was driven by higher average prices and higher average supply-related sales volumes. The decrease in energy supply procurement at NSTAR Electric for the nine month period was driven by lower average supply-related sales volumes, partially offset by higher average prices.

State-mandated charges: The variance in state-mandated charges for the nine month period was primarily driven by changes in the retail NBFMCC rate at CL&P and the retail LTRCA rate at NSTAR Electric. The CL&P NBFMCC rate includes the recovery of costs incurred under long-term state mandated energy purchase contracts with the Millstone and Seabrook nuclear power plants, net of the benefits received from selling this energy into the ISO-NE wholesale market. The NBFMCC rate changes primarily resulted from the timing of recovery of net costs associated with these power purchase agreements. The NSTAR Electric LTRCA rate includes recovery of costs incurred under the long-term state mandated energy purchase contract with Hydro-Québec that began in the first quarter of 2026, net of the benefits received from selling this energy into the ISO-NE wholesale market.

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

The variance in state-mandated charges for the nine month period was also due to lower revenues from net metering at NSTAR Electric and lower transition revenues at PSNH reflecting the refund of RGGI over-recoveries to customers, partially offset by higher energy efficiency revenues at NSTAR Electric.

Other delivery: The increase in other delivery for the nine month period at CL&P is due to higher revenues from the capital tracking mechanism due to increased electric system improvements. At NSTAR Electric, the increase is due to the AMI capital tracking mechanism and the storm cost recovery mechanism, partially offset by the pension adjustment mechanism.

Wholesale market sales revenue: The increase in CL&P’s wholesale market sales revenue for the nine month period was due primarily to higher average electricity market prices received for wholesale sales. ISO-NE average market prices received for CL&P’s wholesale sales increased to an average price of $71.71 per MWh for the nine months ended September 30, 2026, as compared to $64.09 per MWh for the same period in 2025. The increase in the ISO-NE average market prices was driven primarily by higher natural gas prices in New England. The increase in wholesale market revenues at NSTAR Electric is due primarily to the sale of output from the Hydro-Québec PPA, which began in the first quarter of 2026. Volumes sold into the market were primarily from the sale of output generated by the Millstone PPA and Seabrook PPA with CL&P and the Hydro-Québec PPA with NSTAR Electric.

Transmission Revenues: Transmission revenues increased $8.8 million at CL&P, $17.2 million at NSTAR Electric, and $13.1 million at PSNH for the nine month period, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure. These increases were partially offset by the impact of a regulatory liability established for revenues subject to refund that was recorded in the first quarter of 2026 as a result of the March 19, 2026 FERC decision in the FERC base ROE complaints of $15.3 million, $12.6 million, and $4.0 million for CL&P, NSTAR Electric and PSNH, respectively, and the impact from the March FERC decision that lowered the allowed ROE from 10.57 percent to 9.57 percent. For further information, see "FERC Regulatory Matters - FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eliminations: Eliminations are related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business in rates charged to their customers. The impact of eliminations decreased revenues by $31.3 million at CL&P and $4.2 million at NSTAR Electric and increased revenues $1.1 million at PSNH for the nine month period.

Purchased Power and Transmission expense includes costs associated with providing electric generation service supply to all customers who have not migrated to third-party suppliers, the cost of energy purchase contracts entered into as required by regulation, and retail transmission costs. These energy supply procurement costs, other energy-related costs, and retail transmission costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). The variance in Purchased Power and Transmission expense is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement costs	$204.4	$(74.6)	$56.2
Other electric distribution costs	(26.0)	80.2	(25.4)
Transmission costs	115.2	0.8	22.0
Eliminations	(31.3)	(4.2)	1.1
Total Purchased Power and Transmission	$262.3	$2.2	$53.9

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  The variance in Operations and Maintenance expense is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Disallowed storm costs as part of PURA’s July 2026 final decision on CL&P’s storm prudency proceeding	$40.8	$—	$—
General corporate costs (including vendor services in corporate areas, uncollectible expense, insurance, fees and assessments)	9.8	0.3	(11.6)
Vegetation Management	4.9	4.9	3.9
Storm costs	4.4	3.1	1.1
Shared corporate costs (including IT system depreciation at Eversource Service)	1.5	4.9	0.9
Operations-related expenses (including vendor services, vehicles and materials)	(5.9)	3.3	(2.0)
Employee-related expenses (including labor and benefits)	(7.7)	(11.1)	(6.7)
Total Base Electric Distribution (Non-Tracked Costs)	47.8	5.4	(14.4)
Total Tracked Costs	(13.8)	28.9	(1.7)
Total Operations and Maintenance	$34.0	$34.3	$(16.1)

Depreciation expense increased for the nine month period for CL&P, NSTAR Electric and PSNH due to higher net plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy-related costs and other costs that are included in certain regulatory commission-approved cost tracking mechanisms. This deferral adjusts expense to match the corresponding revenues compared to the actual costs incurred. These costs are recovered from customers in rates and have no impact on earnings. Amortization expense also includes the amortization of certain costs as those costs are collected in rates. The variance in Amortization of Regulatory Assets, Net for the nine month period is due primarily to the following:

•The variance at CL&P was due primarily to the deferral adjustment of energy-related and other tracked costs that are included in the non-bypassable component of the FMCC mechanism and the SBC mechanism, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The CL&P non-bypassable FMCC rates and the SBC retail rates in effect in the nine month period of 2026 were lower than those in the nine month period of 2025. These lower collections, as compared to the actual costs incurred, resulted in a decrease to amortization expense of $334.1 million for the CL&P non-bypassable FMCC mechanism and $180.8 million for the CL&P SBC deferral adjustment.
•The variance at NSTAR Electric was due primarily to the deferral adjustment of costs included in the solar facilities regulatory mechanism and higher recoveries of storm costs recovered in rates, partially offset by the deferral adjustment of energy-related and other tracked costs that are included in the AMI capital tracking mechanism.
•The variance at PSNH was due primarily to an increase in the stranded cost recovery mechanism and the absence in 2026 of a benefit from the impact of the PSNH rate case decision in July 2025. The rate case decision allowed for the recoupment of temporary rates and the allowed recovery of other deferrals resulting in a pre-tax benefit to earnings of $15.6 million, the majority of which was recorded as a reduction to amortization expense on the statement of income in the third quarter of 2025. This was partially offset by the completion of certain storm costs amortization and amortization of overcollections in the Pole Plant Adjustment Mechanism, which was phased out as part of the 2025 NHPUC-approved distribution rate case and is being fully refunded to customers.

Energy Efficiency Programs expense includes costs of various state energy policy initiatives and expanded energy efficiency programs that are recovered from customers in rates, most of which have no impact on earnings. Energy Efficiency Programs expense includes a deferral adjustment that reflects the actual costs of energy efficiency programs compared to the amounts billed to customers, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The variance in Energy Efficiency Programs expense for the nine month period is due primarily to the following:

•The decrease at CL&P was due to lower electric vehicle program spending and the deferral adjustment.
•The increase at NSTAR Electric was due to the deferral adjustment, partially offset by lower program spending.
•The decrease at PSNH was due to the deferral adjustment.

Taxes Other Than Income Taxes - the variance is due primarily to the following:

•The increases at CL&P, NSTAR Electric and PSNH were due to higher property taxes as a result of higher utility plant balances. The increase at CL&P was partially offset by lower Connecticut gross earnings taxes.

Interest Expense - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Long-term debt	$(1.6)	$22.5	$9.0
Capitalized AFUDC related to debt funds	5.7	0.3	1.0
Amortization of debt discounts and premiums, net	(0.6)	—	0.4
Regulatory deferrals (includes interest expense accrued on the FERC ROE regulatory liability of $14.9 million, $12.4 million and $3.8 million, respectively, recorded in the first nine months of 2026)	48.2	31.2	11.2
Short-term notes payable	0.9	(7.9)	(1.9)
RRBs	—	—	(1.1)
Other	—	(0.3)	(0.1)
Total Interest Expense	$52.6	$45.8	$18.5

Other Income, Net - the variance is due to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components, Net of Deferred Portion	$7.7	$10.1	$2.2
Interest Income (primarily on regulatory deferrals)	(4.7)	(1.9)	(0.2)
Capitalized AFUDC related to equity funds	15.7	4.8	(2.7)
Investment (Loss)/Income	0.5	3.6	0.1
Other	(0.1)	—	0.1
Total Other Income, Net	$19.1	$16.6	$(0.5)

Income Tax Expense - the variance is due primarily to the following:

•The decrease at CL&P was due primarily to lower pre-tax earnings ($18.1 million), lower state taxes ($7.1 million), an increase in amortization of EDIT ($1.0 million), lower share-based payment tax deficiency ($0.3 million), a decrease in return-to-provision adjustments ($5.8 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.1 million).
•The decrease at NSTAR Electric was due primarily to lower pre-tax earnings ($4.5 million), lower state taxes ($1.7 million), lower share-based payment tax deficiency ($0.5 million), and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.6 million).
•The decrease at PSNH was due primarily to higher pre-tax earnings ($3.8 million), a decrease in return-to-provision adjustments ($4.7 million), an increase in amortization of EDIT ($1.1 million) and a decrease in items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million), partially offset by higher state taxes ($1.3 million).

EARNINGS SUMMARY

CL&P's earnings decreased $49.9 million for the nine month period due primarily to the impact of PURA’s July 2026 final decision on CL&P’s storm prudency proceeding that disallowed certain storm costs from recovery, the after-tax first quarter 2026 charge of $20.8 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well higher net interest expense on regulatory deferrals, higher depreciation expense and higher property tax expense. The earnings decrease was partially offset by higher revenues from the capital tracking mechanism due to increased electric system improvements and higher transmission rate base as a result of our continued investment in our transmission infrastructure.

NSTAR Electric's earnings decreased $13.2 million for the nine month period due primarily to the after-tax first quarter 2026 charge of $17.6 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, as well as higher depreciation expense, higher interest expense on long-term debt, higher operations and maintenance expense, lower earnings from its grid modernization tracking mechanism and higher net interest expense on regulatory deferrals. The earnings decrease was partially offset by higher revenues as a result of the base distribution rate increase effective January 1, 2026, higher earnings from the AMI capital tracking mechanism and higher transmission rate base as a result of our continued investment in our transmission infrastructure.

PSNH's earnings increased $18.9 million for the nine month period due primarily to higher revenues as a result of the base distribution rate increases effective August 1, 2025 and August 1, 2026, lower operations and maintenance expense, and higher transmission rate base as a result of our continued investment in our transmission infrastructure. The earnings increase was partially offset by the after-tax first quarter 2026 charge of $5.5 million resulting from the March 19, 2026 FERC decision in the FERC base ROE complaints for estimated refunds with interest for the fifteen-month first complaint period, the prospective impact from the March 19, 2026 FERC decision in the FERC base ROE complaints that lowered the allowed ROE from 10.57 percent to 9.57 percent, the absence in 2026 of a benefit from the impact of the PSNH rate case decision in July 2025, higher interest expense on long-term debt and higher depreciation expense.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $673.0 million for the nine months ended September 30, 2026, as compared to $1.13 billion in the same period of 2025. The decrease in operating cash flows was due primarily to a decrease in recoveries of the non-bypassable FMCC and the SBC regulatory tracking mechanism driven by the timing of collections. The decrease in these regulatory recoveries totaled $334.1 million for the CL&P non-bypassable FMCC mechanism and $180.8 million for the CL&P SBC mechanism. Operating cash flows were also unfavorably impacted by a $108.2 million increase in income tax payments made in 2026 as compared to 2025, an increase of $5.7 million in cash payments to vendors for storm costs and a $3.0 million increase in cost of removal expenditures. These unfavorable impacts were partially offset by an improvement in regulatory recoveries for retail and wholesale transmission costs and other regulatory cost tracking mechanisms driven by the timing of cash collections, the timing of cash payments made on our accounts payable, the timing of cash collections on our accounts receivable and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

NSTAR Electric had cash flows provided by operating activities of $1.09 billion for the nine months ended September 30, 2026, as compared to $821.3 million in the same period of 2025. The increase in operating cash flows was due primarily to the timing of cash collections on our accounts receivable, an increase of $111.4 million in operating cash flows due to income tax refunds received in 2026 compared to income tax payments made in 2025, an $11.7 million decrease in cost of removal expenditures, and the timing of other working capital items. These favorable impacts were partially offset by an increase of $79.5 million in cash payments to vendors for storm costs, the timing of cash payments made on our accounts payable, and an increase in regulatory recoveries driven primarily by the timing of collections for energy supply costs and other regulatory cost tracking mechanisms. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

PSNH had cash flows provided by operating activities of $375.8 million for the nine months ended September 30, 2026, as compared to $358.3 million in the same period of 2025.  The increase in operating cash flows was due primarily to a decrease of $31.0 million in cash payments to vendors for storm costs, a decrease in regulatory recoveries driven primarily by the timing of collections for energy supply costs and other regulatory cost tracking mechanisms and a $1.8 million decrease in cost of removal expenditures, partially offset by the timing of cash collections on our accounts receivable, the timing of cash payments made on our accounts payable, an increase of $1.2 million in tax payments made in 2026 compared to 2025, and the timing of other working capital items. The impacts of regulatory collections are included in both Regulatory Recoveries and Amortization of Regulatory Assets, Net on the statements of cash flows.

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

Other Risk Management Activities

Interest Rate Risk Management:  Interest rate risk is associated with changes in interest rates for our outstanding long-term debt. Our interest rate risk is significantly reduced as typically all or most of our debt financings have fixed interest rates. As of September 30, 2026, all of our long-term debt was at a fixed interest rate.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2026, our regulated companies held collateral (letters of credit or cash) of $17.5 million from counterparties related to our standard service contracts.  As of September 30, 2026, Eversource had $29.0 million of cash posted with ISO-NE related to energy transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2026 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Eversource and other transmission-owning electric companies within ISO-NE have been subject to complaints challenging the reasonableness of our allowed ROEs since 2011. On March 19, 2026, FERC issued an order finding that the base ROE was unjust and unreasonable and setting a new base ROE for the first complaint period and prospectively from October 2014. FERC ordered refunds with interest for those historical refund periods, which are material to us, and dismissed the other three complaints. The material amount of the refunds required by FERC’s order is driven primarily by the length of the retroactive refund period, which spans nearly 12 years. Application of the revised base ROE to revenues collected over this extended historical period substantially increased the aggregate refund obligation compared to what would have resulted from a shorter refund period. The order adversely affects our financial position, results of operations, liquidity, and cash flows. Eversource has appealed the FERC order, however, there can be no assurance that the appeal will result in modification or reversal of the FERC order, and we cannot predict the ultimate outcome of this proceeding or its timing.

Although we have estimated a range of reasonably possible refund exposure and recorded a liability representing the low end of that range, additional losses significantly exceeding amounts currently recorded remain reasonably possible. As we continue to refine the refund calculation and coordinate the refund process with other New England transmission owners and ISO-NE, additional losses for the retroactive refund period may be recognized in future periods. Such losses would have a material adverse effect on our financial position, results of operations, liquidity and cash flows. Under the refund timing currently required by FERC, refunds will be required before completion of the appellate process, resulting in significant cash outflows prior to final judicial resolution. The calculation and processing of refunds involve significant complexity, are time-intensive, and require coordination among the NETOs and ISO-NE, which may affect the amount and timing of refunds. Additionally, the methodologies and conclusions reflected in the FERC order may influence future transmission ROE proceedings and could result in lower authorized returns on existing and future transmission investments.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2026	—	$—	—	—
August 1 - August 31, 2026	—	—	—	—
September 1 - September 30, 2026	2,492	64.59	—	—
Total	2,492	$64.59	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

November 6, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2026	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer